Form 10-Q
period 2004-03-31
CNL INCOME PROPERTIES INC
filed 2004-05-27
CIK 1261159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-108355

CNL Income Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-0183627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code) (407) 650-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 10, 2004 was 20,000.

CNL INCOME PROPERTIES, INC.

CNL INCOME PROPERTIES, INC.

(A Development Stage Maryland Corporation)

BALANCE SHEETS

(UNAUDITED)

	March 31, 2004	December 31, 2003
ASSETS
Cash	$1,000	$1,000
Deferred offering costs	1,960,793	1,310,797
Prepaid expenses	238,613	—

	$2,200,406	$1,311,797

LIABILITIES AND STOCKHOLDER’S EQUITY

Accrued offering costs:
Due to CNL Income Corp.	$1,789,823	$1,039,797
Accrued professional service fees	210,583	72,000

	2,000,406	1,111,797

Stockholder’s equity:
Preferred stock $.01 par value per share
Authorized and unissued 200 million shares	—	—
Excess shares $.01 par value per share
Authorized and unissued 120 million shares	—	—
Common stock, $.01 par value per share
One billion shares authorized at March 31, 2004, 20,000 shares issued and outstanding; 100,000 shares authorized at December 31, 2003, 20,000 shares issued and outstanding	200	200
Capital in excess of par value	199,800	199,800

	200,000	200,000

	$2,200,406	$1,311,797

See accompanying notes to financial statements.

CNL INCOME PROPERTIES, INC.

(A Development Stage Maryland Corporation)

STATEMENTS OF STOCKHOLDER’S EQUITY

Quarter ended March 31, 2004 and August 11, 2003

(Date of Inception) through December 31, 2003

(UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Capital in excess of par value	Total
Balance at August 11, 2003	—	$—	$—	$—
Cash received from sale of common stock to CNL Income Corp. in August 2003	20,000	200	199,800	200,000

Balance at December 31, 2003	20,000	200	199,800	200,000
Cash received from sale of common stock	—	—	—	—

Balance at March 31, 2004	20,000	$200	$199,800	$200,000

See accompanying notes to financial statements.

CNL INCOME PROPERTIES, INC.

(A Development Stage Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS

Quarter ended March 31, 2004 and August 11, 2003

(Date of Inception) through December 31, 2003

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Income Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. Beginning on April 16, 2004, the Company offered for sale up to $2 billion of shares of common stock (200 million shares of common stock at $10 per share) (the “Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933.

The Offering provides for five million shares of common stock originally designated for purchase through a reinvestment plan (the “Reinvestment Plan”) pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock at $9.50 per share.

The Company was formed primarily to acquire properties in the United States that will be leased primarily on a long-term (generally 10 to 20 years, plus renewal options for an additional 10 to 20 years), triple-net basis to tenants or operators who are significant industry leaders. The asset classes in which the Company initially is most likely to invest include the following:

•	Property leased to dealerships

•	Campgrounds and manufactured housing, mobile home or recreational vehicle (“RV”) parks

•	Health clubs

•	Parking lots

•	Bowling alleys

•	Marinas

•	Ski resorts, including real estate in and around ski resorts such as ski-in/ski-out alpine villages, lodging and other related properties

•	Golf courses, including golf clubs and courses

•	Manufacturer’s outlet centers

The Company may also make or acquire loans and other permitted investments related to interests in real estate and may purchase interests in such financings such as real estate receivables, real estate equity securities and real estate debt securities. In addition, the Company may invest up to 10% of its assets in businesses that provide services to, or are otherwise ancillary to, the types of properties in which it is permitted to invest. As of March 31, 2004 and December 31, 2003, the Company did not own any properties and had not made any loans or other investments.

As of March 31, 2004 and December 31, 2003, the Company was in the development stage and had not commenced operations. The Company will not commence operations until it sells the minimum number of 250,000 shares ($2,500,000).

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

CNL INCOME PROPERTIES, INC.

(A Development Stage Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Quarter ended March 31, 2004 and August 11, 2003

(Date of Inception) through December 31, 2003

(UNAUDITED)

3.	Income Taxes:

The Company intends to make an election to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code (the “Code”) commencing with its taxable year ending December 31, 2004. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes at least 90 percent of its REIT taxable income to its stockholders.

REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

4.	Deferred Offering Costs:

The Company has and will continue to incur costs in connection with the Offering, including filing fees, legal, accounting, marketing and printing costs and escrow fees, which will be deducted from the gross proceeds of the Offering. Costs incurred for activities prior to raising capital have been and will be advanced or funded by an affiliate.

5.	Capitalization:

At December 31, 2003, the Company was authorized to issue a total of 100,000 shares of common stock. On March 11, 2004, the Company amended its articles of incorporation to authorize the issuance of 1.32 billion shares of capital stock, consisting of one billion shares of common stock, $0.01 par value per share, 200 million shares of preferred stock, and 120 million shares of excess stock (“Excess Shares”), $0.01 par value per share. Of the 120 million Excess Shares, 100 million are issuable in exchange for common stock and 20 million are issuable in exchange for preferred stock. As of May 10, 2004, the Company had 20,000 shares of common stock outstanding (representing shares issued to CNL Income Corp. (the “Advisor”) prior to the commencement of the Offering) and no preferred stock or Excess Shares outstanding.

6.	Related Party Arrangements:

Affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management, and sale of the assets of the Company.

Amounts due to CNL Income Corp., the stockholder and Advisor of the Company, are as follows:

	March 31, 2004	December 31, 2003
Expenditures incurred on behalf of the Company	$1,615,217	$928,700
Accounting and administrative services related to the Offering	174,606	111,097

	$1,789,823	$1,039,797

CNL INCOME PROPERTIES, INC.

(A Development Stage Maryland Corporation)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Quarter ended March 31, 2004 and August 11, 2003

(Date of Inception) through December 31, 2003

(UNAUDITED)

Under the terms of an advisory agreement, operating expenses (which, in general, are those expenses relating to administration of the Company on an ongoing basis) will be reimbursed by the Company to the Advisor. To the extent that operating expenses payable or reimbursable by the Company, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income (the “2%/25% Guidelines”), the Advisor shall reimburse the Company after the end of the Expense Year the amount by which the total operating expenses paid or incurred by the Company exceed the 2%/25% Guidelines.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: changes in general economic conditions, changes in government regulations, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, our ability to obtain a line of credit or permanent financing on satisfactory terms, availability of proceeds from our Offering, our ability to identify suitable investments, our ability to locate suitable tenants for our properties and borrowers for mortgage loans, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

As of May 10, 2004, we had not commenced operations. Once the minimum offering of 250,000 shares ($2,500,000) is achieved, subscription proceeds will be released to us and we will commence operations. We will use such amounts for investments in properties, loans and other permitted investments, as well as the payment or reimbursement of fees and expenses of the Offering and fees and expenses relating to the selection, acquisition and development of properties, loans, and other permitted investments. Prior to such time, our only source of funds is the initial capital contribution we received from our advisor in August 2003 in the amount of $200,000. We have not yet entered into any commitments to acquire properties and are not currently subject to any contingent liabilities due to the limited nature of our activities.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the prospectus for our current effective offering (the “Prospectus”), including, without limitation, those set forth under the section titled “Risk Factors.”

We intend to make an election under Section 856(c) of the Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2004. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ending December 31, 2004, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had not commenced our offering of shares. Our sole source of funds was $200,000 of initial capital contributions we received from our Advisor and it is our sole source of capital until we sell the minimum number of 250,000 shares ($2,500,000). As of May 10, 2004, no subscriptions were received.

We will use the net offering proceeds from the Offering to purchase properties and to invest in loans and other permitted investments. In addition, we intend to borrow money to acquire assets and to pay certain related fees. We also intend to encumber assets in connection with such borrowing. We plan to obtain lines of credit, in an amount up to $100 million, and permanent financing. The lines of credit may be increased at the discretion of our Board of Directors and may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. The aggregate amount of any permanent financing is not expected to exceed 50% of our total assets. The maximum amount we may borrow is 300% of our net assets in the absence of a satisfactory showing that a higher level of borrowing is appropriate. In order to borrow an amount in excess of 300% of our net assets, a majority of the independent members of our Board of Directors must approve the borrowing, and the borrowing must be disclosed and explained to stockholders in our first quarterly report after such approval occurs. We have engaged in preliminary discussions with potential lenders but have yet to receive a commitment for a line of credit or any permanent financing and there is no assurance that we will obtain any line of credit or permanent financing on satisfactory terms, or at all.

We have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan or other permitted investment. The number of properties, loans and other permitted investments we may acquire or make will depend upon the number of shares sold and the resulting amount of the net offering proceeds available for investment in such properties, loans and other permitted investments. If the minimum offering is reached but only a limited number of shares are sold, then we will likely make only one or a limited number of investments and we will not achieve a significant diversification of our investments.

We intend on paying distributions to our stockholders on a quarterly basis once operations commence. The amount of distributions declared to our stockholders will be determined by our Board of Directors and is dependent upon a number of factors, including net cash from operations, our financial condition and annual distribution requirements needed to maintain our status as a REIT under the Code. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us.

At March 31, 2004 and December 31, 2003, our total assets were $2,200,406 and $1,311,797, respectively. The increase in total assets reflects deferred offering costs and prepaid expenses incurred during the quarter ended March 31, 2004.

As of March 31, 2004, we owed an affiliate $1,789,823 for certain deferred offering costs and prepaid expenses incurred on our behalf. In the event the minimum offering proceeds are not received by us, we will have no obligation to repay such amounts.

Critical Accounting Policies

Consolidation. The consolidated financial statements will include the accounts of the Company and our wholly owned subsidiaries or subsidiaries in which we have a controlling interest. The equity method of accounting will be applied in the consolidated financial statements with respect to those investments in joint ventures in which we have less than a controlling interest due to the significance of rights held by other parties. All material intercompany balances and transactions will be eliminated in consolidation.

Allocation of Purchase Price for Acquisition of Real Estate. We intend to primarily acquire properties and lease primarily, on a triple-net basis, to single corporate tenants in sale-leaseback transactions. The leases are expected to be long-term leases. Initial lease terms are expected to range from 10 to 20 years. Extension options are expected to be granted to the lessee due to the significance of the properties to their business. We have not yet identified any specific properties to acquire.

We will allocate the purchase costs of properties to the tangible and intangible assets acquired and the liabilities assumed as provided by Statement of Financial Accounting Standards No. 141, “Business Combinations.” For each acquisition, we will assess the value of the land, building, tenant improvements and intangible assets, including in-place leases, above-market or below-market lease values and the value of tenant relationships based on their estimated fair values. The value of the buildings acquired will be determined on an as-if vacant basis. The values determined will be based on independent appraisals or on our estimates reflecting the facts and circumstances of each acquisition.

Impairments. We will evaluate our investments in real estate and any unconsolidated joint ventures for impairment periodically (no less than once per year) and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. We will determine whether impairment in value has occurred by comparing the undiscounted cash flows, including the estimated residual value of the asset, to the carrying amount of the individual asset. If impairment is indicated, the assets are adjusted to their estimated fair value.

Leases. Our leases with third party tenants will be accounted for under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” This statement requires us to estimate the economic life of the leased property, the residual values of the leased property and the present value of the minimum lease payments to be received from the tenant in order to determine whether the lease is classified as an operating lease or a financing transaction. Changes in our estimates or assumptions regarding residual values or the collectibility of minimum lease payments could result in different accounting treatment of the lease.

Acquisition Fees and Costs. Acquisition fees and miscellaneous acquisition costs that are directly identifiable with investments in real estate or mortgages that are probable will be capitalized and included in other assets. Upon purchase of real estate, origination of a mortgage loan or the entrance into a joint venture, the fees and costs that are directly identifiable with that investment will be reclassified to the associated asset. In the event an investment is not made or is no longer probable of being made, any costs directly related to the investment will be charged to expense.

Revenue Recognition. We will record revenue as it is earned. Contingent rent and interest that is due based upon the achievement of operational results by the tenants or borrowers will be recorded when the underlying threshold has been reached in accordance with the provisions of Staff Accounting Bulletin 101.

RESULTS OF OPERATIONS

As of March 31, 2004, operations had not commenced because we were in our developmental stage. No operations will commence until we sell the minimum number of 250,000 shares ($2,500,000). We are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the purchase and operations of properties, loans and other permitted investments, other than those referred to in our Prospectus, including, without limitation, those set forth under the section titled “Risk Factors.”

Inflation. We intend to lease properties we acquire primarily on a long-term (generally 10 to 20 years, plus renewal options for an additional 10 to 20 years), triple-net basis to tenants or operators who are significant industry leaders. An operator will be considered a “significant industry leader” if it has one or more of the following traits: many or more years of experience operating in a particular industry as compared to other operators in that industry; many or more assets managed in a particular industry as compared to other operators in that industry; and/or is deemed by us to be a dominant operator in a particular industry for reasons other than those aforementioned. Under the triple-net leases in which we contemplate entering, tenants will generally be responsible for repairs, maintenance, property taxes, utilities and insurance for the properties they lease. We expect to structure our leases to provide for the payment of minimum annual base rent with periodic increases in rent over the lease term or increases in rent based on increases in consumer price indices. In addition, our leases are expected to provide for the payment of percentage rent generally based on a percentage of gross revenues at the property over certain thresholds.

Long-term, triple-net leases generally will minimize our risk from the adverse effects of inflation. However, inflation could reduce the value of our investments in properties if the inflation rate is high enough that automatic increases in minimum annual base rent and percentage rent do not keep up with inflation. In addition, our leases generally will permit tenants to leave at the end of the lease term without penalty, which could expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents under our leases upon their expiration. Similarly, a substantial rise in inflation over the term of an investment in loans or other permitted investments may reduce the actual return on those investments, if they do not otherwise provide for adjustments based upon inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

As we have not yet commenced operations, our Board of Directors has not established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Item 4. Controls and Procedures

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective in alerting our management in a timely manner to information required to be disclosed in our periodic SEC filings.

PART II Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report.

(a) Exhibits

3.1	CNL Income Properties, Inc. Articles of Incorporation (Previously filed as Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-108355) filed November 25, 2003, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Certificate of Correction (Previously filed as Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-108355) filed August 29, 2003, and incorporated herein by reference.)

3.3	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.4	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.1	CNL Income Properties, Inc. Articles of Incorporation (Previously filed as Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-108355) filed November 25, 2003, and incorporated herein by reference.)

4.2	CNL Income Properties, Inc. Certificate of Correction (Previously filed as Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-108355) filed August 29, 2003, and incorporated herein by reference.)

4.3	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.4	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.6	Form of Reinvestment Plan (Included in the Prospectus as Appendix A which was filed as part of the Registration Statement on Form S-11(File No. 333-108355) filed April 15, 2004, and incorporated herein by reference.)

10.1	Form of Escrow Agreement between CNL Income Properties and SouthTrust Bank (Previously filed as Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.2	Form of Advisory Agreement (Previously filed as Exhibit 10.2 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.3	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.4	Indemnification Agreements between CNL Income Properties, Inc. and each of James M. Seneff, Jr., Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody, Thomas J. Hutchison III and Lynn E. Rose dated March 4, 2004. (A form of the Indemnification Agreement was previously filed as Exhibit 10.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed August 29, 2003, and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 27th day of May, 2004.

CNL INCOME PROPERTIES, INC.

By:	/s/ Thomas J. Hutchison III
THOMAS J. HUTCHISON III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammie A. Quinlan
TAMMIE A. QUINLAN
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)