Form 10-Q
period 2004-06-30
CNL INCOME PROPERTIES INC
filed 2004-08-04
CIK 1261159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of August 2, 2004 was 1,606,475.

CNL INCOME PROPERTIES, INC.

CNL INCOME PROPERTIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2004	December 31, 2003
ASSETS

Cash	$4,782,653	$1,000
Deferred offering costs	3,150,921	1,310,797
Prepaid expenses	168,697	—
Other assets	250,620	—

Total Assets	$8,352,891	$1,311,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$193,347	$72,000
Due to affiliates	4,089,436	1,039,797
Distributions payable	24,732	—

	4,307,515	1,111,797

Stockholders’ equity:
Preferred stock $.01 par value per share 200 million shares authorized and unissued at June 30, 2004, and no shares authorized or issued at December 31, 2003	—	—
Excess shares $.01 par value per share 120 million shares authorized and unissued at June 30, 2004, and no shares authorized or issued at December 31, 2003	—	—
Common stock, $.01 par value per share One billion shares authorized at June 30, 2004, 513,118 shares issued and outstanding; 100,000 shares authorized at December 31, 2003, 20,000 shares issued and outstanding	5,131	200
Capital in excess of par value	4,280,448	199,800
Net loss and distributions in excess thereof	(240,203)	—

	4,045,376	200,000

Total Liabilities and Stockholders’ Equity	$8,352,891	$1,311,797

See accompanying notes to condensed financial statements.

CNL INCOME PROPERTIES, INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

Quarter and Six Months Ended June 30, 2004
Revenues:
Interest income	$1,393

Expenses:
General, operating and administrative	194,507
Organization costs	22,357

216,864

Net loss	$(215,471)

Loss Per Share of Common Stock (Basic and Diluted)	$(0.46)

Weighted Average Number of Shares of Common Stock Outstanding (Basic and Diluted)	465,537

See accompanying notes to condensed financial statements.

CNL INCOME PROPERTIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Net Loss and Distributions in Excess Thereof	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at August 11, 2003 (Date of Inception )	—	$—	$—	$—	$—
Cash received from sale of common stock to CNL Income Corp.	20,000	200	199,800	—	200,000

Balance at December 31, 2003	20,000	200	199,800	—	200,000
Subscriptions received for common stock through public offering	500,618	5,006	4,850,254	—	4,855,260
Subscriptions held in escrow	(7,500)	(75)	(74,925)	—	(75,000)
Stock issuance and offering costs	—	—	(694,681)	—	(694,681)
Net loss	—	—	—	(215,471)	(215,471)
Distributions declared but not paid	—	—	—	(24,732)	(24,732)

Balance at June 30, 2004	513,118	$5,131	$4,280,448	$(240,203)	$4,045,376

See accompanying notes to condensed financial statements.

CNL INCOME PROPERTIES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Quarter and Six Months Ended June 30, 2004
Net Cash Flows from Operating Activities	$1,393

Net Cash Flows from Financing Activities:
Subscriptions received from stockholders	4,780,260

Net Increase in Cash	4,781,653

Cash at December 31, 2003	1,000

Cash at June 30, 2004	$4,782,653

Supplemental Disclosure of Non-cash Investing Activities:
Amounts incurred but not paid (included in Due to affiliates and/or Accounts payable and accrued expenses ):

Deferred acquisition fees and costs	$250,620

Supplemental Disclosure of Non-cash Financing Activities:
Amounts incurred but not paid (included in Due to affiliates and/or Accounts payable and accrued expenses ):

Offering and stock issuance costs	$2,534,806

Distributions declared but not paid	$24,732

See accompanying notes to condensed financial statements.

CNL INCOME PROPERTIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Quarter and Six Months Ended June 30, 2004 and

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

The Company may also make or acquire loans and other permitted investments related to interests in real estate and may purchase interests in such financings such as real estate receivables, real estate equity securities and real estate debt securities. In addition, the Company may invest up to 10% of its assets in businesses that provide services to, or are otherwise ancillary to, the types of properties in which it is permitted to invest. As of June 30, 2004 and December 31, 2003, the Company did not own any properties and had not made any loans or other investments.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date. The Company commenced active operations on June 23, 2004, when the minimum required offering proceeds had been received and funds were released from escrow.

Loss per share – Loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. The weighted average number of shares of common stock outstanding for the period June 23, 2004 through June 30, 2004 was 465,537.

Reclassifications – Certain prior period amounts in the condensed financial statements have been reclassified to conform with the current period presentation.

CNL INCOME PROPERTIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

Quarter and Six Months Ended June 30, 2004 and

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

4.	Public Offering:

Beginning on April 16, 2004, the Company offered for sale up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share) (the “Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. As of June 23, 2004, the Company had received aggregate subscription proceeds in excess of the minimum offering amount of $2,500,000 and funds were released from escrow. A portion of the proceeds representing funds received from Pennsylvania investors, which amounted to $75,000 as of June 30, 2004, will remain in escrow until aggregate subscription proceeds total at least $65,000,000.

The Offering provides for five million shares of common stock initially designated for purchase through a reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock at $9.50 per share.

5.	Deferred Offering and Stock Issuance Costs:

The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the Offering. Costs incurred for activities prior to raising capital were advanced or funded by an affiliate (see note 7).

As of June 30, 2004, the total offering and stock issuance costs incurred were $3,845,602. The terms of the Offering stipulate that the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and offering and organization costs to be paid by the Company may not exceed 15% of the aggregate offering proceeds. Therefore, offering costs in the amount of $3,150,921, representing the portion of those costs exceeding 15% of the offering proceeds, have been deferred as of June 30, 2004. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent the costs are within the 15% limitation. The remaining $694,681 was deducted from the offering proceeds and charged to capital in excess of par value.

6.	Other Assets:

Other assets consist of acquisition fees and miscellaneous acquisition expenses that will be allocated to future properties and other permitted investments that may be acquired.

CNL INCOME PROPERTIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

Quarter and Six Months Ended June 30, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

(UNAUDITED)

7.	Related Party Arrangements:

Affiliates of the Company will receive fees and compensation in connection with the organization, the Offering, and the acquisition, management and sale of the assets of the Company.

CNL Income Corp., a stockholder and the advisor (the “Advisor”) of the Company, is entitled to receive acquisition fees for services in the selection, purchase, development or construction of real property, generally equal to 3% of gross offering proceeds from the Offering, and 3% of loan proceeds for services in connection with the incurrence of debt. During the six months ended June 30, 2004, the Company incurred $147,936 in acquisition fees.

The Advisor and its affiliates are also entitled to reimbursement of costs incurred on behalf of the Company in connection with its organization, offering, acquisitions, and operating activities (subject to certain limitations), which totaled $2,608,819 during the six months ended June 30, 2004.

CNL Securities Corp., the managing dealer, will receive selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with due diligence of the Offering. A substantial portion of the selling commissions and marketing support fees may be reallowed to participating broker dealers. During the six months ended June 30, 2004, the Company incurred $211,527 of selling commissions and $81,357 of marketing support fees and due diligence expense reimbursements.

Amounts due to affiliates for fees and expenses described above are as follows:

	June 30, 2004	December 31, 2003
Due to Advisor and certain affiliates	$3,796,552	$1,039,797
Due to CNL Securities Corp.	292,884	—

	$4,089,436	$1,039,797

Under the terms of an advisory agreement, operating expenses (which, in general, are those expenses relating to administration of the Company on an ongoing basis) will be reimbursed by the Company to the Advisor. To the extent that operating expenses payable or reimbursable by the Company, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse the Company, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by the Company exceed the greater of the 2% or 25% threshold.

CNL INCOME PROPERTIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

Quarter and Six Months Ended June 30, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

(UNAUDITED)

8.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its real estate investment trust taxable income. The Company intends to make regular distributions, and the board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date.

On June 24, 2004, the Company’s board of directors declared distributions of $.0082 per share to stockholders of record on June 25, 2004, and of $.0417 per share to stockholders of record on July 1, 2004. Both distributions will be paid to stockholders by September 20, 2004. In the event that the Company does not have sufficient cash from operations to fund such distributions, CNL Financial Group, Inc., an affiliate of the Company, has committed to lend the Company funds necessary to cover any shortfall.

9.	Stockholders’ Equity:

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

10.	Subsequent Events:

During the period July 1, 2004 through August 2, 2004, the Company received additional subscription proceeds of $10,892,952 (1,093,357 shares). As of August 2, 2004 the aggregate subscription proceeds totaled $15,673,212, excluding $159,289 from Pennsylvania investors whose funds will be held in escrow until aggregate subscription proceeds total at least $65,000,000.

On July 30, 2004 the Company declared distributions totaling $65,095, or $0.0417 per share of common stock, payable by September 20, 2004, to stockholders of record on August 1, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: changes in general economic conditions, changes in government regulations, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, our ability to obtain a line of credit or permanent financing on satisfactory terms, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to locate suitable tenants for our properties and borrowers for mortgage loans, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

CNL Income Properties, Inc. (the “Company”) was formed on August 11, 2003. Beginning on April 16, 2004, we offered for sale up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933 (the “Offering”). We commenced active operations on June 23, 2004, when the minimum required offering proceeds had been received and funds were released to us from escrow. The activities from August 11, 2003 through June 23, 2004 were devoted to the organization of the Company. We will use the proceeds from the Offering for investments in properties, loans and other permitted investments, as well as the payment or reimbursement of fees and expenses of the Offering and fees and expenses relating to the selection, acquisition and development of properties, loans, and other permitted investments. We have not yet entered into any commitments to acquire properties and are not currently subject to any contingent liabilities due to the limited nature of our activities.

We intend to make an election under Section 856(c) of the Internal Revenue Code (the “Code”) to be taxed as a real estate investment trust (a “REIT”), beginning with the taxable year ending December 31, 2004. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ending December 31, 2004, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the prospectus (the “Prospectus”) for our current effective offering, including, without limitation, those set forth under the section titled “Risk Factors.”

As of June 30, 2004, we had received subscription proceeds in connection with the Offering of $4,855,260 (500,618 shares), less the proceeds from Pennsylvania investors held in escrow of $75,000 (7,500 shares), in addition to the initial capital contribution received from CNL Income Corp. (our “Advisor”) of $200,000 (20,000 shares). During the period July 1, 2004 through August 2, 2004, we received additional subscription proceeds of $10,892,952 (1,093,357 shares). As of August 2, 2004 we had received total subscription proceeds of $15,673,212, excluding $159,289 from Pennsylvania investors whose funds will be held in escrow until aggregate subscription proceeds total at least $65,000,000.

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

We have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan or other permitted investment. The number of properties, loans and other permitted investments we may acquire or make will depend upon the number of shares sold and the resulting amount of the net offering proceeds available for investment in such properties, loans and other permitted investments. If only a limited number of shares are sold in excess of the minimum offering amount, then we will likely make only one or a limited number of investments and we will not achieve a significant diversification of our investments.

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including net cash from operations, our financial condition and annual distribution requirements needed to maintain our status as a REIT under the Code. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us.

At June 30, 2004 and December 31, 2003, our total assets were $8,352,891 and $1,311,797, respectively. The increase in total assets is a result of the receipt of subscription proceeds from the Offering, additional offering costs incurred and capitalized, and prepaid expenses and acquisition costs incurred during the six months ended June 30, 2004.

As of June 30, 2004, we owed affiliates $4,089,436 for certain organization and offering costs, acquisition fees, selling commissions, marketing support fees and due diligence expense reimbursements, and operating expenses incurred on our behalf.

For the six months ended June 30, 2004, our net cash flows from operating activities of $1,393 consisted solely of interest income earned and received during the period in which we were operational. Cash flows from financing activities for the period were $4,780,260 and consisted solely of the subscription proceeds received in connection with the Offering, net of $75,000 in subscriptions received from Pennsylvania investors which will remain in escrow until the aggregate subscription proceeds total at least $65,000,000.

RESULTS OF OPERATIONS

From the time of our formation on August 11, 2003 through June 23, 2004 we had not commenced active operations because we were in our organizational stage and had not received the minimum required offering amount of $2,500,000 (250,000 shares). Operations commenced on June 23, 2004 when we received aggregate subscription proceeds in excess of the minimum offering amount. The results from operations for the quarter and six months ended June 30, 2004 include only the interest income earned subsequent to becoming operational, organizational costs incurred on our behalf by an affiliate, and general operating and administrative expenses for the period. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of future performance due to the incurrence of organizational costs and the limited time in which we were operational.

We are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the purchase and operations of properties, loans and other permitted investments, other than those referred to in our Prospectus, including, without limitation, those set forth under the section titled “Risk Factors.”

Critical Accounting Policies

Consolidation. The consolidated financial statements will include the accounts of the Company and our wholly owned subsidiaries or subsidiaries in which we have a controlling interest or are the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. The equity method of accounting will be applied in the consolidated financial statements with respect to those investments in joint ventures in which we have less than a controlling interest due to the significance of rights held by other parties. All material intercompany balances and transactions will be eliminated in consolidation.

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

We will allocate the purchase price of properties to the tangible and intangible assets acquired and the liabilities assumed as provided by Statement of Financial Accounting Standards No. 141, “Business Combinations.” For each acquisition, we will assess the value of the land, building, tenant improvements and intangible assets, including in-place leases, above-market or below-market lease values and the value of tenant relationships based on their estimated fair values. The value of the buildings acquired will be determined on an as-if vacant basis. The values determined will be based on independent appraisals or on our estimates reflecting the facts and circumstances of each acquisition.

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

Acquisition Fees and Costs. Acquisition fees and miscellaneous acquisition costs that are directly identifiable with potential investments in real estate or mortgages will be capitalized and included in other assets. Upon purchase of real estate, origination of a mortgage loan or the entrance into a joint venture, the fees and costs that are directly identifiable with that investment will be reclassified to the associated asset. In the event an investment is not made or is no longer probable of being made, any costs directly related to the investment will be charged to expense.

Revenue Recognition. We will record revenue as it is earned. Contingent rent and interest that is due based upon the achievement of operational results by the tenants or borrowers will be recorded when the underlying threshold has been reached in accordance with the provisions of Staff Accounting Bulletin 101.

Inflation

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

Included as Exhibits 31.1 and 31.2 to this quarterly report on Form 10-Q are Certifications of the Company’s Chief Executive Officer and Principal Financial Officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the quarterly report on Form 10-Q, which you are currently reading, is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II Other Information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Use of Proceeds from Registered Securities

We registered, pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-108355) that became effective on April 16, 2004, the offering and sale of up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share subject to discounts in certain cases) (the “Offering”). Of the 200 million shares of common stock that we have registered, we initially designated five million shares at $9.50 per share for participants in our reinvestment plan.

As of June 30, 2004, we have sold $4,855,260 (500,618 shares) in connection with the Offering. The shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the initial offering. There were no shares sold in connection with our reinvestment plan. Through June 30, 2004, we have incurred the following expenses in connection with the issuance of the registered securities:

Amount
Selling commissions	$211,527
Marketing support fee and due diligence expenses	81,357
Offering costs and expenses	401,797

Offering and stock issuance costs *	$694,681

*	The total amount of selling commissions, marketing support fees, due diligence expense reimbursements and other offering and organizational expenses are subject to an expense cap and may not exceed 15% of the gross offering proceeds. An additional $3,150,921 of costs incurred in connection with the Offering (exceeding the 15% expense cap) has been deferred as of June 30, 2004. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 15% limitation.

The net offering proceeds to us for the Offering, after deducting the total expenses described above, are $4,160,579 at June 30, 2004. The commissions, marketing support fee and due diligence expenses will be paid to CNL Securities Corp., our managing dealer, and a substantial portion of the commissions and expenses are expected to be reallowed to participating broker-dealers.

As of June 30, 2004, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan or other permitted investment.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as part of this report.

(a)	Exhibits

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.3	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.3	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.4	Form of Reinvestment Plan (Included in the Prospectus as Appendix A which was filed as part of the Registration Statement on Form S-11(File No. 333-108355) filed April 15, 2004, and incorporated herein by reference.)

10.1	Form of Escrow Agreement between CNL Income Properties and SouthTrust Bank (Previously filed as Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.2	Form of Advisory Agreement (Previously filed as Exhibit 10.2 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.3	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.4	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004 and Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004. (Filed herewith.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Principal Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(b)	The Company filed Form 8-K on June 25, 2004, which included disclosures under Item 9 in connection with achieving aggregate subscriptions proceeds in excess of the minimum offering amount and the declaration of stockholder distributions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 3rd day of August, 2004.

CNL INCOME PROPERTIES, INC.

By:	/s/ Thomas J. Hutchison III
THOMAS J. HUTCHISON III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammie A. Quinlan
TAMMIE A. QUINLAN
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)