Form 10-Q
period 2004-09-30
CNL INCOME PROPERTIES INC
filed 2004-10-28
CIK 1261159

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of common stock outstanding as of October 22, 2004 was 5,111,410.

CNL INCOME PROPERTIES, INC.

CNL INCOME PROPERTIES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS

Cash	$31,294,664	$1,000
Prepaid expenses	109,044	—
Deferred offering costs	5,316,895	1,310,797
Deposits	6,590,000	—
Other assets	2,133,093	—

Total Assets	$45,443,696	$1,311,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$1,008,739	$72,000
Due to affiliates	9,402,949	1,039,797
Distributions payable	176,261	—
Note payable to affiliate	470,512	—

Total Liabilities	11,058,461	1,111,797

Commitment

Stockholders’ equity:
Preferred stock $.01 par value per share 200 million shares authorized and unissued at September 30, 2004, and no shares authorized or issued at December 31, 2003	—	—
Excess shares $.01 par value per share 120 million shares authorized and unissued at September 30, 2004, and no shares authorized or issued at December 31, 2003	—	—
Common stock, $.01 par value per share One billion shares authorized at September 30, 2004, 4,140,826 shares issued and outstanding; 100,000 shares authorized at December 31, 2003, 20,000 shares issued and outstanding	41,408	200
Capital in excess of par value	35,825,722	199,800
Net loss and distributions in excess thereof	(1,481,895)	—

	34,385,235	200,000

Total Liabilities and Stockholders’ Equity	$45,443,696	$1,311,797

See accompanying notes to condensed financial statements.

CNL INCOME PROPERTIES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended September 30, 2004	Nine Months Ended September 30, 2004
Revenues:
Interest income	$88,951	$90,344

Expenses:
General, operating and administrative	709,608	904,115
Organization costs (recoveries)	(1,006)	21,351

	708,602	925,466

Net Loss	$(619,651)	$(835,122)

Loss Per Share of Common Stock (Basic and Diluted)	$(0.29)	$(0.41)

Weighted Average Number of Shares of Common Stock Outstanding (Basic and Diluted)	2,134,059	2,017,035

See accompanying notes to condensed financial statements.

CNL INCOME PROPERTIES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Net Loss and Distributions in Excess Thereof	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at August 11, 2003 (Date of Inception)	—	$—	$—	$—	$—
Cash received from sale of common stock to CNL Income Corp.	20,000	200	199,800	—	200,000

Balance at December 31, 2003	20,000	200	199,800	—	200,000
Subscriptions received for common stock through public offering and distribution reinvestment plan	4,199,065	41,990	41,712,559	—	41,754,549
Subscriptions held in escrow	(78,239)	(782)	(781,608)	—	(782,390)
Stock issuance and offering costs	—	—	(5,305,029)	—	(5,305,029)
Net loss	—	—	—	(835,122)	(835,122)
Distributions	—	—	—	(646,773)	(646,773)

Balance at September 30, 2004	4,140,826	$41,408	$35,825,722	$(1,481,895)	$34,385,235

See accompanying notes to condensed financial statements.

CNL INCOME PROPERTIES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Nine Months Ended September 30, 2004
Net Cash Flows from Operating Activities	$90,344

Cash Flows Used in Investing Activities:
Deposits on pending acquisitions	(6,590,000)

Cash Flows from Financing Activities:
Subscriptions received from stockholders	40,972,159
Payment of stock issuance costs	(3,152,841)
Loan origination fees	(45,000)
Proceeds from borrowings from affiliate	470,512
Increase in amounts due to affiliates	19,002
Distributions to stockholders	(470,512)

Net cash flows from financing activities	37,793,320

Net Increase in Cash	31,293,664

Cash at December 31, 2003	1,000

Cash at September 30, 2004	$31,294,664

Supplemental Disclosure of Non-Cash Investing Activities:
Amounts incurred but not paid (included in Due to affiliates and/or Accounts payable and accrued expenses):

Acquisition fees and costs	$2,479,003

Supplemental Disclosure of Non-Cash Financing Activities:
Amounts incurred but not paid (included in Due to affiliates and/or Accounts payable and accrued expenses):

Offering and stock issuance costs	$7,469,085

Distributions declared but not paid	$176,261

See accompanying notes to condensed financial statements.

CNL INCOME PROPERTIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Quarter and Nine Months Ended September 30, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Income Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company was formed primarily to acquire properties in the United States that will be leased on a long-term (generally 10 to 20 years, plus renewal options for an additional 10 to 20 years), triple-net basis to tenants or operators who are significant industry leaders. The asset classes in which the Company initially is most likely to invest include the following:

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

The Company may also make or acquire loans or other permitted investments related to interests in real estate and may purchase equity and other interests in financings. In addition, the Company may invest up to 10% of its assets in businesses that provide services to, or are otherwise ancillary to, the types of properties in which it is permitted to invest. As of September 30, 2004 and December 31, 2003, the Company did not own any properties and had not made any loans or other investments.

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

Loss per share – Loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. The weighted average number of shares of common stock outstanding for the period June 23, 2004 through September 30, 2004 was 2,017,035, and was 2,134,059 for the quarter ended September 30, 2004.

CNL INCOME PROPERTIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

Quarter and Nine Months Ended September 30, 2004 and

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

Beginning on April 16, 2004, the Company offered for sale up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share) (the “Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. On June 23, 2004, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2,500,000 and funds were released from escrow. A portion of the proceeds representing subscriptions received from Pennsylvania investors, which totaled $782,390 as of September 30, 2004, will remain in escrow until aggregate subscription proceeds total at least $65,000,000.

The Offering provides for five million shares of common stock initially designated for purchase through a distribution reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock at $9.50 per share. As of September 30, 2004, the Company had received subscriptions of $242,455 (25,522 shares) through the distribution reinvestment plan.

5.	Deferred Offering and Stock Issuance Costs:

The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the Offering. Costs incurred for activities prior to raising capital have been advanced or funded by an affiliate (see note 7). As of September 30, 2004, the total offering and stock issuance costs incurred to date was approximately $10.6 million.

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering expenses to be paid by the Company may not exceed 13% of the aggregate offering proceeds. Therefore, offering costs of approximately $5.3 million, representing the portion of those costs exceeding 13% of the offering proceeds, have been deferred as of September 30, 2004. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent the costs are within the 13% limitation. The remaining $5.3 million was deducted from the offering proceeds and charged to capital in excess of par value.

6.	Deposits and Other Assets:

The deposit balance as of September 30, 2004 consists of $6.5 million in earnest money paid toward the pending acquisition of the Intrawest portfolio of commercial village properties (discussed in note 9) and other miscellaneous deposits related to the transaction. The deposits will be applied toward the purchase price and loan costs upon closing of the transaction. Other assets include acquisition fees and miscellaneous acquisition expenses that will be allocated to future properties and other permitted investments that may be acquired.

CNL INCOME PROPERTIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

Quarter and Nine Months Ended September 30, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

(UNAUDITED)

7.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with CNL Income Corp., a stockholder and the advisor (the “Advisor”) of the Company, and with the managing dealer of the Company’s public offering, CNL Securities Corp. The Company’s chairman of the board indirectly owns a controlling interest in the parent company of the Advisor. These affiliates receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the Company’s assets.

Pursuant to an advisory agreement between the Advisor and the Company, the Advisor is entitled to receive acquisition fees for services in the selection, purchase, development or construction of real property, generally equal to 3% of gross offering proceeds, and 3% of loan proceeds for services in connection with the incurrence of debt. During the quarter and nine months ended September 30, 2004, the Advisor earned $1,087,929, and $1,235,865, respectively, in acquisition fees.

The Advisor and its affiliates are also entitled to reimbursement of certain costs incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. During the quarter and nine months ended September 30, 2004, the reimbursable expenses totaled $5,263,836, and $7,872,655, respectively. To the extent that operating expenses payable or reimbursable by the Company, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse the Company, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by the Company exceed the greater of the 2% or 25% threshold.

CNL Securities Corp., the managing dealer, receives selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with due diligence of the Offering. A substantial portion of the selling commissions and marketing support fees are reallowed to participating broker dealers. During the quarter and nine months ended September 30, 2004, the Company incurred $2,288,840 and $2,500,367, respectively, in selling commissions and $880,712 and $962,069, respectively of marketing support fees and due diligence expense reimbursements.

Amounts due to affiliates for fees and expenses described above are as follows:

	September 30, 2004	December 31, 2003
Due to Advisor and certain affiliates	$7,941,017	$1,039,797
Due to CNL Securities Corp.	1,461,932	—

	$9,402,949	$1,039,797

The Company has made an arrangement with CNL Financial Group, Inc., an affiliate of the Company and the Advisor, to borrow funds, as necessary, to pay distributions to stockholders (see note 8). As of September 30, 2004, the Company has borrowed $470,512 to fund such distributions. The borrowings bear interest at LIBOR plus 250 basis points and are payable by December 31, 2005.

CNL INCOME PROPERTIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

Quarter and Nine Months Ended September 30, 2004 and

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

On September 15, 2004, the board of directors declared a distribution of $0.1342 per share for stockholders of record on September 20, 2004 that was paid on September 30, 2004, and a distribution of $0.0417 per share for stockholders of record on October 1, 2004 to be paid by December 31, 2004. The September distribution will, and the October distribution may, constitute a return of capital for federal income tax purposes to the extent that distributions exceed earnings and profits of the Company. However, such distributions will not reduce the stockholders’ aggregate Invested Capital (as defined in the Prospectus dated April 16, 2004) as the basis for calculating future distributions. The September distribution was funded through borrowings from CNL Financial Group, Inc. (see note 7).

The Company previously declared contingent distributions for stockholders of record on June 25, July 1, and August 1, 2004. Payment of these distributions was subject to the completion of a property acquisition on or before September 20, 2004. Since the Company did not complete its first property acquisition by September 20, 2004, the previously declared contingent distributions were not paid.

9.	Commitment:

On August 10, 2004, the Company entered into a commitment to acquire an 80% interest in a portfolio of commercial real estate properties located in and around various ski and golf resort villages in the United States and Canada through a partnership with Intrawest Corporation and certain of its affiliates. The total estimated purchase price for the portfolio of properties is expected to be $160 million. Based on the Company’s proportionate equity ownership and the $96 million permanent debt financing expected to be secured in connection with the purchase, the Company’s cash contribution, excluding transactions costs, is expected to be approximately $51 million. The transaction is expected to close in the fourth quarter of 2004 and is subject to the fulfillment of certain conditions including obtaining additional equity and debt financing, executing definitive documents, and other customary closing conditions.

10.	Stockholders’ Equity:

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

11.	Subsequent Event(s):

During the period October 1, 2004 through October 22, 2004, the Company received additional subscription proceeds of approximately $9.8 million (979,033 shares). As of October 22, 2004 the aggregate subscription proceeds totaled $51.5 million, including $866,889 from Pennsylvania investors whose funds will be held in escrow until aggregate subscription proceeds total at least $65 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the quarter and nine months ended September 30, 2004. This information should be read in conjunction with the accompanying unaudited condensed financial statements and the notes thereto.

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: changes in general economic conditions, changes in government regulations, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, our ability to obtain a line of credit or permanent financing on satisfactory terms, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, our ability to locate suitable tenants for our properties and borrowers for mortgage loans, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

CNL Income Properties, Inc. (the “Company”) was formed on August 11, 2003. Beginning on April 16, 2004, we offered for sale up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Offering”). We commenced active operations on June 23, 2004, when the minimum required offering proceeds had been received and funds were released to us from escrow. The activities from August 11, 2003 through June 23, 2004 were devoted to the organization of the Company. As of September 30, 2004 we had received aggregate subscription proceeds of $41,754,549, including $782,390 of subscriptions received from Pennsylvania investors whose funds will remain in escrow until aggregate subscription proceeds total at least $65,000,000. We will use the proceeds from the Offering for investments in properties, loans and other permitted investments, as well as the payment or reimbursement of fees and expenses of the Offering and fees and expenses relating to the selection, acquisition and development of properties, loans, and other permitted investments.

As of September 30, 2004, we had not yet invested in any properties, loans or other permitted investments. However, on August 10, 2004 we committed to acquire an 80% interest in a portfolio of commercial real estate properties located in and around various ski and golf resorts in the United States and Canada through a partnership with Intrawest Corporation and certain of its affiliates. The total estimated purchase price for the portfolio of properties is expected to be $160 million. Based on our proportionate equity ownership and the $96 million permanent debt financing expected to be secured in connection with the purchase, our cash contribution, excluding transactions costs, is expected to be approximately $51 million. The transaction is expected to close in the fourth quarter of 2004 and is subject to the fulfillment of certain conditions including obtaining additional equity and debt financing, executing definitive documents, and other customary closing conditions.

We intend to make an election under Section 856(c) of the Internal Revenue Code (the “Code”) to be taxed as a real estate investment trust (a “REIT”), beginning with the taxable year ending December 31, 2004. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. Additionally, if we lose our qualification as a REIT, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ending December 31, 2004, and we intend to operate so as to remain qualified as a REIT for federal income tax purposes.

CRITICAL ACCOUNTING POLICIES

Consolidation. The consolidated financial statements will include the accounts of the Company and our wholly owned subsidiaries or subsidiaries in which we have a controlling interest or are the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” The equity method of accounting will be applied in the consolidated financial statements with respect to those investments in joint ventures in which we have less than a controlling interest due to the significance of rights held by other parties. All material intercompany balances and transactions will be eliminated in consolidation.

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

Acquisition Fees and Costs. Acquisition fees and miscellaneous acquisition costs that are directly identifiable with potential investments in real estate or loans will be capitalized and included in other assets. Upon purchase of real estate, origination of a loan or the entrance into a joint venture, the fees and costs that are directly identifiable with that investment will be reclassified to the associated asset. In the event an investment is not made or is no longer probable of being made, any costs directly related to the investment will be charged to expense.

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

Common Stock Offering

As of September 30, 2004, we had received subscription proceeds in connection with the Offering of $41,754,549 (4,199,065 shares), including the proceeds from Pennsylvania investors held in escrow of $782,390 (78,239 shares), in addition to the initial capital contribution received from CNL Income Corp. (the “Advisor”) of $200,000 (20,000 shares). During the period October 1, 2004 through October 22, 2004, we received additional subscription proceeds of approximately $9.8 million (979,033 shares). As of October 22, 2004, we had received total subscription proceeds of approximately $51.5 million, including $866,889 from Pennsylvania investors whose funds will be held in escrow until aggregate subscription proceeds total at least $65 million.

Property Acquisitions

As of September 30, 2004, we had not yet invested in any properties, loans or other permitted investments. However, on August 10, 2004, we committed to acquire an 80% interest in a portfolio of commercial real estate properties located in and around various ski and golf resorts in the United States and Canada through a partnership with Intrawest Corporation and certain of its affiliates. The total estimated purchase price for the portfolio of properties is expected to be $160 million. Based on our proportionate equity ownership and the $96 million permanent debt financing expected to be secured in connection with the purchase (discussed in “Borrowings” below), our cash contribution, excluding transactions costs, is expected to be approximately $51 million. The transaction is expected to close in the fourth quarter of 2004 and is subject to the fulfillment of certain conditions including obtaining additional equity and debt financing, executing definitive documents, and other customary closing conditions.

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

Borrowings

We intend to borrow money to acquire assets and to pay certain related fees. We also intend to encumber assets in connection with such borrowings. In general, the aggregate amount of permanent financing is not expected to exceed 50% of our total assets on an annual basis, however, it may likely exceed 50% for a limited period in our early acquisition stage. The maximum amount we may borrow is 300% of our net assets in the absence of a satisfactory showing that a higher level of borrowing is appropriate. In order to borrow an amount in excess of 300% of our net assets, a majority of the independent members of our board of directors must approve the borrowing, and the borrowing must be disclosed and explained to stockholders in our first quarterly report after such approval occurs.

In connection with our proposed purchase of an 80% interest in a portfolio of properties through a partnership with Intrawest Corporation, the partnership is seeking permanent debt financing not to exceed $96 million in connection with the acquisition of the properties. An application for the financing has been filed, under which the loan will be amortized over 30 years, bear interest at 90 basis points plus the 10 year Mid-Market Swap rate and require payments of interest-only for the first two years. There can be no assurance that such financing terms will be obtained.

We plan to obtain lines of credit, in an amount up to $100 million. The lines of credit may be increased at the discretion of our board of directors and may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. We have engaged in preliminary discussions with potential lenders but have not received a commitment for a line of credit and there is no assurance that we will obtain any line of credit on satisfactory terms, or at all.

We have made an arrangement with CNL Financial Group, Inc. to borrow funds, as necessary, to pay distributions to stockholders. As of September 30, 2004, we have borrowed $470,512 to fund such distributions. The borrowings bear interest of LIBOR plus 250 basis points and are payable by December 31, 2005.

Commitments and Contractual Obligations

The following table presents our contractual obligations and the related payment periods as of September 30, 2004:

	Payments due in
Contractual Obligations	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Note payable to affiliate	$—	$470,512	—	—	$470,512

Total Contractual Obligations	$—	$470,512	—	—	$470,512

We have also committed to acquire an 80% interest in a portfolio of retail and commercial properties located in and around resort villages in the U.S. and Canada, subject to certain conditions. Our total estimated cash contribution, excluding transaction costs, in connection with the acquisition is $51 million.

Cash and Liquidity Requirements

We expect to meet our liquidity requirements, including the payment of offering expenses and pending property acquisitions, with proceeds from the Offering, cash flows from operations and permanent debt financing to be obtained.

As we have not yet completed our first property acquisition, our net cash flows from operating activities of $90,344 for the nine months ended September 30, 2004 consisted of interest income earned and received during the period in which we were operational. The net cash flows from investing activities consisted of deposits paid toward a pending property acquisition. The net cash flows from financing activities of approximately $37.8 million are attributable to the receipt of approximately $41 million of subscription proceeds and the payment of approximately $3.2 million of stock issuance costs in connection with the Offering.

As of September 30, 2004, we owed affiliates $9.4 million for certain organizational and offering expenses, acquisition fees, selling commissions, marketing support fees and due diligence expense reimbursements, and operating expenses incurred on our behalf. In accordance with our articles of incorporation, the total amount of certain offering, organization and stock issuance costs we pay may not exceed 13% of the aggregate offering proceeds. Accordingly, $5.3 million of these costs have been capitalized and deferred as of September 30, 2004 with a corresponding amount due to certain affiliates. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent the costs are within the 13% limitation. In addition, to the extent that operating expenses payable or reimbursable to affiliates, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition and annual distribution requirements needed to maintain our status as a REIT under the Code. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us.

On September 15, 2004, the board of directors declared a distribution of $0.1342 per share ($470,512) for stockholders of record on September 20, 2004 that was paid on September 30, 2004, and a distribution of $0.0417 per share ($176,261) for stockholders of record on October 1, 2004 to be paid by December 31, 2004. The September distribution will, and the October distribution may, constitute a return of capital for federal income tax purposes to the extent that distributions exceed our earnings and profits. However, such distributions will not reduce the stockholders’ aggregate Invested Capital (as defined in the Prospectus dated April 16, 2004) as the basis for calculating future distributions. The September distribution was funded through borrowings from CNL Financial Group, Inc., an affiliate, and future distributions may also be funded through borrowings from CNL Financial Group, Inc.

The board of directors previously declared contingent distributions for stockholders of record on June 25, July 1, and August 1, 2004. Payment of these distributions was subject to the completion of a property acquisition on or before September 20, 2004. Since we did not complete our first property acquisition by September 20, 2004, the previously declared contingent distributions were not paid.

RESULTS OF OPERATIONS

From the time of our formation on August 11, 2003 through June 23, 2004, we had not commenced active operations because we were in our organizational stage and had not received the minimum required offering amount of $2,500,000 (250,000 shares). Operations commenced on June 23, 2004 when we received aggregate subscription proceeds in excess of the minimum offering amount. Since we had not yet completed a property acquisition or made any other permitted investments as of September 30, 2004, our operating results for the quarter and nine months then ended include only the interest income earned subsequent to becoming operational, organizational costs incurred on our behalf by an affiliate, and general operating and administrative expenses for the period, including the write-off of $390,910 in previously capitalized acquisition costs relating to certain investments that were not made or are no longer being pursued. The results of operations for the quarter and nine months ended September 30, 2004 are not necessarily indicative of future performance due to the incurrence of organizational costs, the limited time in which we have been operational, and having not yet completed our first property acquisition or other permitted investment.

We are not aware of any material trends or uncertainties that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the purchase and operations of properties, loans and other permitted investments, other than those uncertainties related to the pending property acquisition and other uncertainties referred to in our Prospectus, including, without limitation, those set forth under the section titled “Risk Factors.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and we may make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

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

Included as Exhibits 31.1 and 31.2 to this quarterly report on Form 10-Q are Certifications of the Company’s Chief Executive Officer and Chief Financial Officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the quarterly report on Form 10-Q is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

PART II Other Information

Item 1.	Legal Proceedings - None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

As of September 30, 2004, we have sold $41,754,549 (4,199,065 shares) in connection with the Offering. The shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the initial offering. There were 25,522 shares sold in connection with our distribution reinvestment plan. Through September 30, 2004, we have incurred the following expenses in connection with the issuance of the registered securities:

Selling commissions	$2,500,367
Marketing support fee and due diligence expenses	962,068
Offering costs and expenses	1,842,594

Offering and stock issuance costs *	$5,305,029

*	The total amount of selling commissions, marketing support fees, due diligence expense reimbursements and other organizational and offering expenses are subject to an expense cap and may not exceed 13% of the gross offering proceeds. An additional $5,316,895 of costs incurred in connection with the Offering (exceeding the 13% expense cap) has been deferred as of September 30, 2004. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 13% limitation.

The net offering proceeds available to us from the Offering, after deducting the total expenses described above, are $36,449,520 at September 30, 2004. The selling commissions, marketing support fee and due diligence expenses will be paid to CNL Securities Corp., our managing dealer, and a substantial portion of the selling commissions and expenses are expected to be reallowed to participating broker-dealers.

We intend to pay offering expenses, acquire properties, and make other permitted investments with proceeds from the Offering.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits

The following documents are filed as part of this report.

3.1	Articles of Amendment and Restatement of CNL Income Properties, Inc. (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.3	Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.2	Articles of Amendment and Restatement of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.3	Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.4	Form of Reinvestment Plan (Included in the Prospectus as Appendix A which was filed as part of the Registration Statement on Form S-11(File No. 333-108355) filed April 15, 2004, and incorporated herein by reference.)

10.1	Form of Escrow Agreement between CNL Income Properties, Inc. and SouthTrust Bank (Previously filed as Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.2	Form of Advisory Agreement (Previously filed as Exhibit 10.2 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.3	Form of Reinvestment Plan (Included in the Prospectus as Appendix A which was filed as part of the Registration Statement on Form S-11(File No. 333-108355) filed April 15, 2004, and incorporated herein by reference.)

10.4	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004 and Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 25th day of October, 2004.

CNL INCOME PROPERTIES, INC.

By:	/s/ Thomas J. Hutchison III
THOMAS J. HUTCHISON III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammie A. Quinlan
TAMMIE A. QUINLAN
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)