Form 10-K
period 2004-12-31
CNL INCOME PROPERTIES INC
filed 2005-03-31
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 333-108355

CNL INCOME PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0183627
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (including area code): (407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Aggregate market value of the common stock held by nonaffiliates of the registrant: No established market exists for the Registrant’s shares of common stock, so there is no market value for such shares. Based on the $10 offering price of the shares, $5,006,183 of our common stock was held by non-affiliates as of June 30, 2004. There were no Reinvestment Plan shares outstanding as of that date.

The number of shares of common stock outstanding as of March 11, 2005 was 11,854,979.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Income Properties, Inc. Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 29, 2005.

Contents

		Page
Part I.
	Statement Regarding Forward Looking Information	1
Item 1.	Business	1-13
Item 2.	Properties	13-15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

Part II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16-17
Item 6.	Selected Financial Data	17-19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8.	Financial Statements and Supplementary Data	28-41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	42

Part III.
Item 10.	Directors and Executive Officers of the Registrant	43
Item 11.	Executive Compensation	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13.	Certain Relationships and Related Transactions	43
Item 14.	Principal Accountant Fees and Services	43

Part IV.
Item 15.	Exhibits, Financial Statement Schedules	43-81

Signatures		82-83

Exhibits		88-91

iii

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: changes in general economic conditions, changes in government regulations, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, our ability to obtain a line of credit or permanent financing on satisfactory terms, our ability to raise additional proceeds from our offering of shares, our ability to identify suitable investments, our ability to successfully compete for properties in the asset classes we select, our ability to locate suitable tenants and operators for our properties and borrowers for mortgage loans, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 1. Business

GENERAL

CNL Income Properties, Inc. is a corporation that was organized pursuant to the laws of the State of Maryland on August 11, 2003. We have elected to qualify, and are operating, as a real estate investment trust (a “REIT”) for federal income tax purposes. We have retained CNL Income Corp. (the “Advisor”) as our advisor to provide management, acquisition, advisory and administrative services. Various wholly owned subsidiaries and unconsolidated entities have been and will be formed in the future by us for the purpose of acquiring and owning real estate properties. The terms “CNL Income Properties,” “we,” “us” and “our” includes CNL Income Properties, Inc., each of our subsidiaries and unconsolidated entities.

We were formed primarily to acquire directly and indirectly properties in the United States that will be leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net basis to tenants or operators who are significant industry leaders. The asset classes in which we initially are most likely to invest in include the following (in no order of priority):

•	Property leased to dealerships including, for example, automobile, motorcycle, recreational vehicle and boat dealerships;

•	Campgrounds, and manufactured housing, or recreational vehicle (“RV”) parks, whose operators rent lots and offer other services;

•	Health clubs, wellness centers and spa facilities;

•	Parking lots, whose operators offer monthly and daily parking space rentals in urban areas;

•	Merchandise marts, whose operators lease showrooms to, and host tradeshows for, merchandise manufacturers and wholesalers in major metropolitan areas;

•	Destination retail and entertainment centers, whose operators develop and lease properties featuring entertainment-oriented stores, restaurants and/or attractions;

•	Marinas, whose operators offer recreational boat slip rentals and other services such as boat and boat trailer storage, gasoline sales, boat rentals and sales, restaurants, lodging and related properties offering other nautical related goods and services;

•	Ski resorts, including real estate in and around ski resorts such as ski-in/ski-out alpine villages, townhouses, lodging and other related properties;

•	Golf courses, including golf clubs and courses that may offer other amenities;

•	Vacation ownership interests, which entitle a purchaser of the interests to exclusive use of resort accommodations at a resort property or properties for a particular period of time each year; and

•	Other attractions, such as themed amusement parks, water parks, sports-related venues, and cultural facilities such as visual and performing arts centers or zoological parks.

Although these are initially the most likely asset classes in which we will invest, we may acquire or invest in other types of properties which are not listed above that we believe have the potential for long-term revenue generation based upon certain underwriting criteria and models that we have developed and/or certain demographic criteria. We may obtain debt financing or sell additional shares of our stock in the future to finance any acquisitions.

The properties that we acquire may consist of land and buildings, the land underlying the buildings with the buildings owned by the tenant or a third party, or the buildings only with land owned by a third party.

We may also make or acquire loans or other permitted investments related to interests in real estate and may purchase equity and other interests in financings. In addition, we may invest up to 10% of our assets in businesses that provide services to, or are otherwise ancillary to, the types of properties in which we are permitted to invest.

Beginning on April 16, 2004, we commenced our initial public offering of up to $2 billion in shares of our common stock (200 million shares of common stock at $10 per share), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The offering provides that five million of the 200 million shares of common stock have been initially designated for purchase through our distribution reinvestment plan. Pursuant to our distribution reinvestment plan, stockholders may elect to have the full amount of their cash distributions reinvested in additional shares of our common stock at $9.50 per share. As of June 23, 2004, we had received aggregate subscription proceeds of approximately $3.4 million, which exceeded the minimum offering amount of $2.5 million, and approximately $3.4 million of the funds were released from escrow. As of March 11, 2005, we had received aggregate subscription proceeds of approximately $116.8 million (11,717,271 shares) from 3,873 investors in connection with this offering including $569,677 (59,966 shares) through our distribution reinvestment plan.

Our primary investment objectives are to preserve, protect and enhance our assets, while:

•	paying distributions at an increasing rate;

•	obtaining fixed income primarily through the receipt of base rent;

•	owning a diversified portfolio primarily of triple-net leased real estate that will increase in value;

•	qualifying and remaining qualified as a REIT for federal income tax purposes; and

•	providing our investors with liquidity for their investment on or before December 31, 2015.

We intend to capitalize on the growing real estate needs in properties that we believe have the potential for long term revenue generation. We intend to do this by continuing to invest in properties or loans using proceeds received from our public offering and any permanent financings which we may acquire. Management expects to continue to acquire properties with a view to diversify among the types of tenants, operators and the geographic location of the properties. We are not limited to any asset class.

We have considered certain demographic trends which we believe may affect consumer demand for the services provided by various property classes. Certain of these property classes are included in the types of investments in which we are likely to initially focus. We believe that these properties will be supported by the behavioral and spending patterns of the “Baby Boomer” generation, a strong and growing demographic segment in the United States today, and, to a lesser extent, their children and grandchildren, the “Generation X” and the “Echo Boomer” generation.

Although we believe that current demographic trends will impact many of our initial investments, other factors will be important to our analysis as well and may have a more immediate impact on our investment decisions for certain of the asset classes in which we invest. Those factors include whether the supply of developed, specific-use real estate is greater than the demand and whether industry sectors are experiencing constraints on the availability of new capital.

As of March 11, 2005, we have invested in retail and commercial properties at seven resort villages and one merchandise mart property.

SKI RESORTS

General. In December 2004 we acquired, through unconsolidated entities, interests at retail and commercial properties at seven resort villages in the U.S. and Canada (the “Resort Village Properties”) six of which are near ski resorts. All of the Resort Village Properties were acquired from Intrawest Corporation (“Intrawest”), which retained a twenty percent ownership interest in the Resort Village Properties and continues to operate them on behalf of our partnership (the “Intrawest Partnership”).

As we expand our portfolio of properties, we will continue to consider acquiring ski resorts and their related real estate assets. The ski resorts that we may seek to acquire will be managed by operators who will provide services such as the sale of lift tickets and passes, ski and snowboard lesson packages, equipment rental and repair outlets and food and beverage sales. In addition to the Resort Village Properties that we have acquired, related real estate assets that we seek to acquire may include hotel and other lodging accommodations and properties located in proximity to the ski mountain, including golf courses, indoor tennis courts and swimming pools, health club facilities, restaurants and retail shops.

Government Regulation. Ski resort mountain and lodging operations often require permits and approvals from certain federal, state and local authorities. Many ski resorts that we may consider acquiring have been granted the right to use federal land as the site for ski lifts and trails and related activities pursuant to permits with the USDA Forest Service. The USDA Forest Service has the right to review and approve the location, design and construction of improvements in the permit area and many operational matters. Where development in or around wetlands is involved, permits must be obtained from the U.S. Army Corps of Engineers. Further, ski resort operations are subject to environmental laws and regulations, and compliance with these laws and regulations may require expenditures or modifications of development plans and operations in a manner that could have a detrimental effect on the ski resort. There can be no assurance that new applications of laws, regulations and policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on a ski resort that we may acquire, or that material permits, licenses, or approvals will not be terminated, non-renewed or renewed on terms or interpreted in ways that are materially less favorable to the resorts that we purchase. No assurance can be given that any particular permit or approval will be obtained or upheld on judicial review.

Competition. The ski resort industry is highly competitive and capital intensive. The general unavailability of new, developable ski mountains, regulatory requirements and the high costs and expertise required to build and operate ski resorts present significant barriers to entry in the ski industry. We believe that these barriers are an attractive characteristic that may help the long-term growth prospects of ski resorts that we may acquire in the future.

We will compete in the acquisition of ski resort properties with many other entities engaged in investment activities, some of which may have greater assets than we do. The number of entities and the amount of funds available for investment in the properties of a type suitable for investment by us may increase, resulting in increased competition for such investments.

Competitors will include major ski resorts throughout the United States, Canada and Europe, as well as other worldwide recreation resorts, including warm weather resorts and various other leisure activities. A ski resort’s competitive position in the markets in which it competes is dependent upon many diverse factors, including: (i) proximity to population centers; (ii) availability and cost of transportation to ski areas; (iii) ease of travel to ski areas (including direct flights by major airlines); (iv) pricing of ski resorts’ products and services; (v) natural snowfall and snowmaking facilities; (vi) attractiveness of the skiing terrain; (vii) duration of the ski season; (viii) weather conditions; (ix) resort size and reputation; (x) lift ticket prices; (xi) number, price and appeal of related services and lodging; and (xii) proximity to and quality of other ski resorts.

MERCHANDISE MARTS

General. On February 14 and March 11, 2005, we acquired an 80% ownership interest in the Trade Mart, the World Trade Center, Market Hall and surface and garage parking areas at the Dallas Market Center (the “DMC Property”). The acquisition was made by CNL Dallas Market Center, L.P. (the “DMC Partnership”), a Delaware limited partnership that we formed with Dallas Market Center Company, Ltd. (“DMC”). DMC is a Dallas based company affiliated with Crow Holdings. The DMC Property was leased to Dallas Market Center Operating, L.P., a subsidiary of the existing management company, Market Center Management Company, Ltd. (“MCMC”), which will continue managing the DMC Property. MCMC is an operating company owned by Crow Holdings.

We may consider acquiring additional merchandise marts. Merchandise marts, also commonly called trade marts, house showrooms and tradeshow space leased to merchandise manufacturers and wholesalers that market their products on site to visiting retailer buyers, specifiers and end users. Because of the significant customer base of merchandise manufacturers and wholesalers and the merchandise manufacturers and wholesalers’ sensitivity to national as well as regional consumer trends, merchandise marts are typically located in major metropolitan areas on campuses featuring gross leasable areas of over three million square feet in some cases.

We expect to lease merchandise marts we acquire primarily on a long-term, triple-net lease basis to tenants that are operators who are significant merchandise mart industry leaders or to tenants who will engage selected operators who are significant merchandise mart industry leaders and who will operate the merchandise marts. The merchandise marts generally are expected to be leased pursuant to leases designed to provide us with minimum annual base rent with periodic increases over the lease term or increases in rent based on increases in consumer price indices. In addition, our leases are expected to provide for the payment of percentage rent generally based on a percentage of gross revenues at our merchandise marts over certain thresholds. As part of our leasing strategy, we plan to seek tenants that maintain a high level of merchant occupancy, aggressively market available space, and replace low volume merchants with high volume brand-name merchants.

Competition. We estimate that there are eight merchandise marts with over one million square feet of space, all of which are located in Atlanta, Chicago, Dallas, Highpoint, North Carolina, and two each in Los Angeles and San Francisco. We believe that competition with other merchandise marts for new and existing tenants and tradeshows is generally based on cost, location, quality of facilities, a mix of the centers’ existing tenants, buyer traffic and the degree and quality of the support and marketing services provided by the owner of the merchandise mart. As a result of these factors and due to the strong merchandise manufacturer and wholesaler relationships that presently exist with the current major merchandise mart operators, we believe there are significant barriers to entry into the merchandise mart industry by new operators and/or developers.

INVESTMENT PROPERTIES

Portfolio of Properties. At December 31, 2004, we indirectly owned an 80% interest in retail and commercial properties at the Resort Village Properties through our unconsolidated entities. However, our interest is not considered a controlling interest due to the significant rights and obligations held by Intrawest, our partner in the venture. Our ownership percentage exceeds our economic interest and our voting rights in the unconsolidated entities and Intrawest may receive a greater return than us when the Resort Village Properties perform at certain levels.

The Resort Village Properties are managed by affiliates of Intrawest and are located in five states and Canada. The following table provides summary information regarding the Resort Village Properties owned through unconsolidated entities as of December 31, 2004 and the total purchase price paid, excluding transaction costs, by those entities to acquire the Resort Village Properties. CNL Income Properties, Inc. contributed 80% of the total consideration to purchase the Resort Village Properties:

Resort Village Location and Description	Total Purchase Price (in thousands)	Number of Tenant Units	Square Feet
Canadian Resort Villages
Village at Blue Mountain, Ontario	$10,781	23	38,193
Whistler Creekside, British Columbia	19,500	26	71,396

U.S. Resort Villages
Village at Copper Mountain, Colorado	23,300	48	97,325
Village at Mammoth Mountain, California	22,300	33	57,925
Village at Baytowne Wharf, Florida	17,100	30	56,113
Village at Snowshoe Mountain, West Virginia	8,400	16	39,073
Village at Stratton, Vermont	9,500	23	47,837

	$110,881	199	407,862

Subsequent to the acquisition of the Resort Village Properties, we acquired the DMC Property. As of March 11, 2005, we have contributed approximately $60 million to the DMC Partnership. DMC and its affiliates contributed a portion of their interests in the DMC Property and will hold an interest equal to $15 million in the DMC Partnership. Although we own an 80% interest in the DMC Property and receive a certain return prior to any payments to DMC, DMC has equal voting rights on the management board of the DMC Property and retains control over certain key decisions.

With this investment, we acquired an interest in the facilities and long term ground leases for the underlying land for the Trade Mart, the World Trade Center, Market Hall and surface and garage parking areas. These three facilities at the Dallas Market Center consist of 4.3 million leaseable square feet. We anticipate that we will acquire an interest in the International Floral and Gift Center by June 30, 2005 or within 60 days of lender approval, which will complete the Dallas Market Center acquisition. There can be no assurances that this acquisition will be completed.

Leases. The Resort Village Properties are generally leased on a long-term triple net basis, whereby the tenants are generally responsible for all operating expenses relating to the property, including property taxes, maintenance, repairs, utilities and insurance. The property leases at the Resort Village Properties provide for minimum annual base rent payments, payable in monthly installments. The leases also provide that the minimum base rent required under the terms of the leases will increase at predetermined intervals (typically on an annual basis) during the terms of the leases. In addition to minimum annual base rent, some tenants are subject to contingent rent if they achieve specified operating performance thresholds. The amount of contingent rent payable is generally based on a percentage of gross revenues. We may be responsible for a portion of capital expenditures for the Resort Village Properties.

At December 31, 2004, all of the leases on the Resort Village Properties, most of which were assumed from Intrawest without significant modification, were accounted for as operating leases and generally provide for initial terms of five to 20 years (expiring between 2005 and 2024). The operating leases generally provide options that allow the tenants to renew the leases from five to 25 successive years subject to the same terms and conditions as the initial leases.

At the Dallas Market Center, the DMC Partnership leased the DMC Property to Dallas Market Center Operating, L.P., a subsidiary of the previous management company, MCMC. The lease is a five-year triple-net lease with five five-year renewals. Renewals are automatic unless the parties mutually agree in writing not to renew the lease at least seven months in advance of expiration of the applicable lease period. The lease calls for payment of the greater of minimum annual rent of approximately $20.7 million or percentage rent. Percentage rent under the lease is equal to certain applicable percentages of various revenue thresholds achieved by MCMC at the DMC Property. Management believes that there is no immediate need for repairs on the DMC Property. DMC has invested approximately $35 million in improvements at the DMC Property over the last six years. Management will continue to evaluate opportunities with MCMC that could result in capital improvements as well as increased minimum annual rent at the DMC Property.

The tenants’ ability to satisfy their lease obligations will depend primarily on the operating results of the properties. With respect to certain properties, we will attempt to obtain various forms of credit enhancements, such as corporate guarantees, security deposits and letters of credit to secure the tenants’ obligations. These will be considered if a property was recently opened or is otherwise in the process of achieving stable occupancy rates. For the year ended December 31, 2004, no amounts under guarantees or other forms of credit support were paid to us.

Significant Tenants and Operators. As of December 31, 2004, there were eight tenants in total that individually leased more than 10% of the gross leaseable space at their respective locations of the Resort Village Properties. These tenants collectively contributed approximately 11% of the total rental income generated by the Resort Village Properties for the year ended December 31, 2004. In addition, Intrawest, through various affiliates, leases approximately 35% of the gross leaseable space at the Resort Village Properties. The failure of these tenants would significantly impact our results of operations. It is expected that the percentage of total rental income contributed to us by these tenants will decrease as additional properties are acquired and leased to diversified tenants during subsequent periods.

Intrawest executed leases as a tenant for all unleased space at the time that we acquired the Resort Village Properties and guaranteed the leases for all space then leased to Intrawest or its affiliates. In addition, Intrawest operates the Resort Village Properties for us. In the event that Intrawest’s brand is impaired, and Intrawest experiences serious financial difficulty or Intrawest fails to meet its guaranty commitment if called upon to do so, it could have a significant detrimental effect on our investments in the Resort Village Properties and thus, our expected returns.

As of March 11, 2005, we were involved in the DMC Partnership with DMC, whose affiliate operates the DMC Property. In the event that DMC experiences financial difficulties or DMC and/or Crow Holdings brand names were impaired, it could have a significant negative impact on the operations of the DMC Property, which is the only asset of the DMC Partnership.

OTHER PERMITTED INVESTMENTS

We may provide mortgage and other financing relating to interests in real estate or may purchase equity and other interests in financings. We may also make mortgage and other loans with respect to any of the types of properties in which we are permitted to invest. We expect that the interest rates and terms of those loans will be similar to those of our leases. In addition, through subsidiaries, we may invest up to a maximum of 10% of our total assets in businesses that provide services to, or are otherwise ancillary to, the types of properties in which we are permitted to invest. As of December 31, 2004, we had not provided or purchased any mortgages or other financing.

ADVISORY SERVICES

Under the terms of the advisory agreement, our Advisor has responsibility for our day-to-day operations, administers our bookkeeping and accounting functions, serves as our consultant in connection with policy decisions to be made by our board of directors, manages our properties, loans, and other permitted investments and renders other services as the board of directors deems appropriate. In exchange for these services, our Advisor is entitled to receive certain fees from us. For supervision of the properties and the mortgage loans, our Advisor receives an asset management fee, which is payable monthly, in an amount equal to 0.08334% of the total amount paid or allocated to purchase, develop, construct or improve the properties (exclusive of acquisition fees and acquisition expenses), the outstanding principal amounts of any loans and the amount invested in any other permitted investments as of the end of the preceding month. For the selection, purchase, financing, development, construction or renovation of real properties and services related to the incurrence of debt, our Advisor receives an acquisition fee equal to 3% of the gross proceeds from the offering and loan proceeds from debt from lines of credit and permanent financing that are used to acquire properties or used to make or acquire loans and other permitted investments.

In accordance with the advisory agreement, our Advisor is required to reimburse us the amount by which the total operating expenses (as defined in the advisory agreement) incurred by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). The Expense Cap test is applicable to us for the 12 months ended June 30, 2005, which is considered to be the end of our first Expense Year.

The advisory agreement continues until April 16, 2005, and thereafter may be extended annually upon mutual consent of our Advisor and our entire board of directors including our independent directors unless terminated at an earlier date upon 60 days prior written notice by either party. Our board of directors has approved the advisory agreement for an additional year.

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

In connection with our investment in the seven Resort Village Properties (described above), the unconsolidated entities in which we hold an interest, borrowed and encumbered the Resort Village Properties with, approximately $67.3 million in the aggregate (approximately $22.3 million for the Canadian Resort Village Properties and $45 million for the U.S. Resort Village Properties) under notes payable to fund the acquisition. The borrowing totaled approximately 60% of the total assets acquired. For a description of the borrowings encumbering the Resort Village Properties and our obligations with respect to such borrowings, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Borrowings of our Unconsolidated Entities.”

On February 14, 2005, upon closing the first tranche of the acquisition of the Dallas Market Center, the DMC Partnership became obligated for approximately $143 million in existing debt on the DMC Property. The securitized loan bears interest at a blended rate of 6.04% and requires monthly principal and interest payments of $889,145. The loan is amortized over 27.4 years. The loan matures in September 2014 and allows prepayment after October 2006 under certain terms and conditions.

We plan to obtain lines of credit initially in an amount up to $100 million. The lines of credit may be increased at the discretion of our board of directors and may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. We have engaged in preliminary discussions with potential lenders but have not received a commitment for a line of credit. There is no assurance that we will obtain any line of credit on satisfactory terms, or at all.

We borrowed funds in order to fund a portion of our distributions in the approximate principal amount of $480,945 from CNL Financial Group, Inc. (“CFG”) our affiliate and parent company of our Advisor. CFG is wholly-owned by our chairman of the board and his wife. On December 16, 2004, our board of directors authorized us to issue approximately 48,534 restricted shares of common stock at a share price of $10.00 per share to CFG in exchange for the cancellation of the loan due to CFG of approximately $485,340, including accrued interest.

COMPETITION

We compete with other REITs, real estate partnerships, opportunity funds and other investors, including, but not limited to, banks and insurance companies, many of which may have greater financial resources than we do for the acquisition, leasing and financing of properties. Since we commenced operations, at least three new direct competitors have entered the marketplace targeting properties similar to those we target. We anticipate that we will face increased competition for acquisitions in our targeted asset classes due to this increase in direct competition.

RISK FACTORS

Offering-Related Risks

The price of our shares is subjective and may not bear any relationship to what a stockholder could receive if the shares were resold or if we are liquidated. We determined the offering price of our shares in our sole discretion based on the price which we believed investors would pay for the shares; estimated fees to third parties, as well as the fees to be paid to our advisor and its affiliates; the expenses of this offering and the funds we believed should be available to invest in properties, loans and other permitted investments. There is no public market for the shares on which to base market value.

Insufficient offering proceeds will impact our operations. Because this offering will be made on a best efforts basis, our potential profitability and ability to diversify our investments, both geographically and by type and number of properties, loans and other permitted investments will be limited by the amount of funds at our disposal. For example, if additional gross proceeds of $50 million are raised in 2005, we expect to only be able to acquire an interest in two additional properties and we would not expect to make or acquire any loans or other permitted investments.

There is no public market for our shares. Currently there is no public market for the shares, so stockholders may not be able to sell their shares promptly or at a desired price. Therefore, our investors should consider purchasing the shares as a long-term investment only. Although we anticipate applying for listing on or before December 31, 2015, if it is determined by our board of directors to be in the best interest of our stockholders, we do not know if we will ever apply to list our shares on a national securities exchange or whether our shares will be included for quotation on the National Market System of the Nasdaq Stock Market or, if we do apply for listing or quotation, when such application would be made or whether it would be accepted. In making a determination of whether listing is in the best interest of our stockholders, our board of directors may consider a variety of criteria, including, but not limited to, market capitalization, the number of properties owned, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, and the potential for stockholder liquidity. If our shares are listed, we cannot assure investors that a public trading market will develop. Further, our articles of incorporation provide that we will not apply for listing before the completion or termination of this offering. We cannot assure investors that the price they would receive in a sale on a national securities exchange or on the National Market System of the Nasdaq Stock Market would be representative of the value of the assets we own or that it would equal or exceed the amount you paid for the shares.

In addition, although we have adopted a redemption plan, we have discretion to not redeem an investor’s shares, to suspend the plan, and to cease redemptions. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price. In particular, those limitations include: (i) no more than $100,000 of proceeds from the sale of shares pursuant to any offering in any calendar quarter may be used to redeem shares (but the full amount of the proceeds from the sale of shares under the reinvestment plan attributable to any calendar quarter may be used to redeem shares presented for redemption during such quarter and any subsequent quarter), and (ii) no more than five percent of the number of shares of our common stock (outstanding at the beginning of any 12-month period) may be redeemed during such 12-month period.

Company-Related Risks

We have a limited operating history. We commenced operations in June 2004 and are still in the early stage of growth and have limited previous performance history. As a result, you cannot be sure how we will be operated, whether we will achieve our business and investment objectives or how we will perform financially.

We will be dependent on our Advisor and our Advisor has limited or no experience with the types of investments in which we may invest. Our Advisor, subject to approval by the board of directors, is responsible for our investments and daily management. The historical industry experience of our Advisor’s management personnel is primarily in the hospitality, retirement, retail, office and restaurant industries, with limited or no experience investing in certain of the properties in which we initially intend to focus our investment activities. Our Advisor and its affiliates may be engaged in other activities that would result in potential conflicts of interest with the services that our Advisor and affiliates provide to us. The management of such entities could take actions that are more favorable to other entities than us. The resolution of conflicts in favor of other entities could have a negative impact on our financial performance.

We will experience competition for allocation of properties, loans and other permitted investments. Our

Advisor or its affiliates from time to time may acquire properties, loans or other permitted investments on a temporary basis with the intention of subsequently transferring such assets to us. Further, our Advisor or its affiliates may from time to time seek to transfer certain of its or its affiliates’ assets to us. The selection of properties, loans or other permitted investments to be transferred by our Advisor to us may be subject to conflicts of interest. We cannot be sure that our Advisor will act in our best interests when deciding whether to allocate any particular opportunity to us. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before making your investment.

There will be competing demands on our officers and directors. Some of our officers and directors, who are also officers or directors of our Advisor, may experience conflicts of interest in their management of CNL Income Properties because they also have management responsibilities for other companies, including companies that may invest in some of the same types of assets in which we may invest. In addition, substantially all of the other companies for which our officers and directors work are affiliates of CNL Income Properties and/or our Advisor. For these reasons, these officers and directors will share their management time and services among those companies and us, will not devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

Our Advisor’s fee structure may encourage our Advisor to recommend speculative investments and a high amount of leverage. Our Advisor will realize substantial compensation in connection with the acquisition of properties, and as a result, may recommend speculative investments to us. In addition, because our Advisor will receive fees based on the amount of permanent financing we obtain, our Advisor may have an incentive to recommend a high amount of leverage to us. Similarly, because our Advisor may receive fees upon the sale of properties, loans and other permitted investments, our Advisor may have an incentive to recommend to us the premature sale of these assets.

Real Estate and Other Investment Risks

Multiple property leases or loans with individual tenants or borrowers increase our risks. The value of our properties will depend principally upon the value of the leases of the properties. Minor defaults by a tenant or borrower may continue for some time before our Advisor or board of directors determines that it is in our interest to evict the tenant or foreclose on the property of the borrower. Tenants may lease more than one property, and borrowers may enter into more than one loan. As a result, a default by or the financial failure of a tenant or borrower could cause more than one property to become vacant or more than one loan to become non-performing in some circumstances. Vacancies would reduce our cash receipts and funds available for distribution and could decrease the properties’ resale value until we are able to re-lease the affected properties.

Our exposure to typical real estate investment risks could reduce our income. Our properties, loans and other permitted investments will be subject to the risks typically associated with investments in real estate. Such risks include the possibility that our properties will generate rent and capital appreciation, if any, at rates lower than anticipated or will yield returns lower than those available through other investments, and that our ability to vary our portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments.

A concentration of our investments in only a few property classes may leave our profitability vulnerable to a downturn in such sectors. At any one time, a significant portion of our investments could be in only a few property classes. As of March 11, 2005, we have investments in only two property classes. As a result, we are subject to risks inherent in investments in these classes. The potential effects on our revenues, and as a result on cash available for distribution to our stockholders, resulting from a downturn in the business conducted on those properties could be more pronounced than if we had more fully diversified our investments.

Marinas, ski resorts, golf courses and other types of properties in which we may invest may not be readily adaptable to other uses. Ski resorts and related properties, marinas, golf courses and other types of properties in which we may invest are specific-use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors, such as the Intrawest Resort Village Properties, become unprofitable for our tenant or operator due to industry competition, a general deterioration of the applicable industry or otherwise, such that the tenant becomes unable to meet its obligations under its lease, we may have great difficulty re-leasing the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses. Should any of these events occur, our income and cash available for distribution and the value of our property portfolio could be reduced.

We will not control the management of our properties. In order to qualify as a REIT for federal income tax purposes, we may not be permitted to operate certain types of properties we acquire or participate in the decisions affecting its daily operations. Our success will depend on our ability to select qualified and creditworthy tenants for each property we acquire, and upon their ability to effectively manage and operate the property. Our tenants will be responsible for maintenance and other day-to-day management of the properties either directly or by entering into operating agreements with third-party operators. Because our revenues will largely be derived from rents, our financial condition will be dependent on the ability of third-party tenants or operators that we do not control to operate the properties successfully. We will attempt to enter into leasing agreements with tenants having substantial prior experience in the operation of the type of property being rented. There can be no assurance, however, that we will be able to make such arrangements. If our tenants or third-party operators are unable to operate the properties successfully, or if our tenants or operators lease more properties from us than they can manage, or if we select unqualified operators, they may not have sufficient revenue to be able to pay our rent, which could adversely affect our financial condition.

We may not control the joint ventures in which we enter. Our independent directors must approve all joint venture or general partnership arrangements in which we enter. Subject to that approval, we may enter into a joint venture with an unaffiliated party to purchase a property or to make loans or other permitted investments, and the joint venture or general partnership agreement relating to that joint venture or partnership may provide that we will share management control of the joint venture with the unaffiliated party. For instance, at both the Resort Village Properties and the DMC Property, our venture partners have approval rights on many major decisions. Those third-parties may have differing interests from ours and the power to direct the joint venture or partnership on certain matters in a manner with which we do not agree.

Further, in the event the joint venture or general partnership agreement provides that we will have sole management control of the joint venture, the agreement may be ineffective as to a third party who has no notice of the agreement, and we therefore may be unable to control fully the activities of the joint venture. If we enter into a joint venture with another program sponsored by an affiliate, we do not anticipate that we will have sole management control of the joint venture. In addition, when we invest in properties, loans or other permitted investments indirectly through the acquisition of interests in entities that own such assets or interests in such assets, we may not control the management of such assets.

Joint venture partners may have different interests than we have. Investments in joint ventures involve the risk that our co-venturer may have economic or business interests or goals which, at a particular time, are inconsistent with our interests or goals, that the co-venturer may be in a position to take action contrary to our instructions, requests, policies or objectives, or that the co-venturer may experience financial difficulties. Among other things, actions by a co-venturer might subject assets owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or to other adverse consequences. This risk is also present when we make investments in securities of other entities. If we do not have full control over a joint venture, the value of our investment will be affected to some extent by a third party that may have different goals and capabilities than ours. As a result, joint ownership of investments and investments in other entities may adversely affect our returns on the investments and, therefore, cash available for distributions to our stockholders may be reduced.

Industry-Related Risks

Our exposure to typical real estate investment risks could reduce our income. Our properties, loans and other permitted investments will be subject to the risks typically associated with investments in real estate. Such risks include the possibility that our properties will generate rent and capital appreciation, if any, at rates lower than we anticipated or will yield returns lower than those available through other investments, and that our ability to vary our portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments. Income from our properties may be adversely affected by many factors, including an increase in the local supply of the various properties which we seek to acquire, a decrease in the number of people interested in participating in the activities related to the businesses conducted on the properties which we seek to acquire, adverse weather conditions, changes in government regulation, national or local economic deterioration and changes in consumer tastes.

Our properties may be subject to environmental liabilities. Operations at certain of the properties we may acquire may involve the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as herbicides, pesticides, fertilizers, motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels, and sewage. Accordingly, the operations of certain properties we acquire will be subject to regulation by federal, state, and local authorities establishing investigation and health and environmental quality standards.

Under various federal and state environmental laws and regulations, as an owner of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum products located on, in or emanating from our properties. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the release of hazardous substances. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination.

In addition to being subject to environmental laws and regulations, certain of the development plans and operations conducted or to be conducted on properties we may acquire require permits, licenses and approvals from certain federal, state and local authorities. For example, ski resort operations often require federal, state and local permits from the USDA Forest Service and the U.S. Army Corps of Engineers to use forests as ski slopes. Marinas that we may acquire must be dredged from time to time to remove the silt and mud that collect in harbor-areas as a result of, among other factors, heavy boat traffic, tidal flow, water flow and storm runoff, in order to assure that boat traffic can safely enter the harbor. Dredging and disposing of the dredged material can be very costly, and require permits from various governmental authorities.

Seasonal revenue variations in certain asset classes will require our operators of such asset classes to manage cash flow properly over time so as to meet their nonseasonal scheduled rent payments to us. Certain of the properties in which we may invest, including the skiing, golfing and marina industries, are generally seasonal in nature. For example, the typical ski season begins in early November and runs through April, during which time ski resorts generate the vast majority of their annual revenues. Revenues and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations. We expect this to be the case with respect to certain of the Resort Village Properties. As a result of the seasonal nature of certain industries which may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. The failure of an operator, such as Intrawest at the Resort Village Properties, to properly manage its cash flow may result in such operator having insufficient cash on hand to make its scheduled rent payments to us during low seasons, which may adversely affect our cash available for distribution to stockholders. In addition, certain of the asset classes in which we seek to acquire rely on seasonal workforces, and the inability of our tenants or operators to maintain a stable workforce, could negatively affect the level of services provided at properties we acquire, and as a result could adversely affect the revenues earned at such a property and ultimately the ability of our tenants to meet their rental obligations to us.

Adverse weather conditions may damage certain of the properties we acquire or reduce our operators’ ability to make scheduled rent payments to us. Weather conditions beyond our control may influence revenues at certain types of properties we acquire. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain, avalanches, mudslides and floods. For example, adverse weather could reduce the number of people participating in skiing, golfing and boating activities at properties we acquire and those we have acquired such as the Resort Village Properties. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Further, the physical condition of golf courses we may acquire must be satisfactory to attract play. In addition to severe or generally inclement weather, other factors, including plant disease and insect infestation, and the quality and quantity of water, could adversely affect the turf grass conditions at the golf courses we acquire or develop. Poor weather conditions could also disrupt operations at properties we acquire and may adversely affect both the value of our investment in a property, as well as the ability of our tenants and operators to make their scheduled rent payments to us.

Financing Risks

Anticipated borrowing creates risks. We may borrow money to acquire assets, to preserve our status as a REIT or for other corporate purposes. We may mortgage or put a lien on one or more of our assets in connection with any borrowing. We intend to obtain one or more revolving lines of credit up to $100 million to provide financing for the acquisition of assets, although our board of directors could determine to borrow a greater amount. We also intend to obtain long-term, permanent financing. We may not borrow more than 300% of the value of our net assets without the approval of a majority of our independent directors and the borrowing must be disclosed and explained to our stockholders in our first quarterly report after such approval occurs. Borrowing may be risky if the cash flow from our real estate and other investments is insufficient to meet our debt obligations. In addition, our lenders may seek to impose restrictions on future borrowings, distributions and operating policies, including with respect to capital expenditures and asset dispositions. If we mortgage or pledge assets as collateral and we cannot meet our debt obligations, the lender could take the collateral, and we would lose both the asset and the income we were deriving from it.

We may not be able to obtain adequate financing. We intend to obtain one or more lines of credit and long-term permanent financing. We are engaged in preliminary discussions with potential lenders, but we have not yet obtained a commitment for a line of credit or any permanent financing (other than permanent financing obtained through our unconsolidated entities). We cannot be sure that we will be able to obtain a line of credit or any long-term permanent financing on satisfactory terms. If we do not obtain adequate financing in the future, we may not be able to acquire as many properties, or make or acquire as many loans or other permitted investments as we anticipated, which could limit the diversification of our investments and our ability to achieve our investment objectives.

We can borrow money to make distributions. We have borrowed, and may continue to borrow, money as necessary or advisable to make distributions, including, but not limited to, distributions for the purpose of maintaining our qualification as a REIT for federal income tax purposes. In such an event, it is possible that we could make distributions in excess of its earnings and profits and, accordingly, the distributions could constitute a return of capital for federal income tax and accounting purposes.

Tax Risks

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes. We intend to operate in a manner that will enable us to meet the requirements for qualification and to remain qualified as a REIT for federal income tax purposes, commencing with our taxable year ending December 31, 2004. A REIT generally is not taxed at the federal corporate level on income it distributes to its stockholders, as long as it distributes annually at least 90% of its taxable income to its stockholders. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service that we will qualify as a REIT. However, in connection with the registration of our public offering we received an opinion from our tax counsel, Greenberg Traurig, LLP, that our organization and proposed method of operation would enable us to meet the requirements for qualification as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2004.

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. In addition to these taxes, we may be subject to the federal alternative minimum tax. Unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. Therefore, if we lose our REIT status, the funds available for distribution to you, as a stockholder, would be reduced substantially for each of the years involved.

EMPLOYEES

Reference is made to Item 10. Directors and Executive Officers of the Registrant for a listing of our executive officers. We have no employees, other than our executive officers who are compensated by our Advisor. We have retained our Advisor to provide management, acquisition, advisory and certain administrative services and have retained certain other affiliates of our Advisor to provide additional administrative services.

AVAILABLE INFORMATION

We make available free of charge on or through our Internet website, www.cnlonline.com/ir/investcnl_ip.asp, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and may obtain information on the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission (http://www.sec.gov).

Item 2. Properties

As of December 31, 2004, we had invested approximately $41.9 million in the Resort Village Properties located in five states and Canada. Initially, we intend to invest in properties in the asset classes set forth above under Item 1. Business. In addition to those classes, we may acquire or invest in other types of properties which are not specifically identified that we believe have the potential for long-term revenue generation based upon certain underwriting criteria and models that we have developed and/or certain demographic criteria. We are not limited to any asset class.

Generally, properties acquired consist of both land and building, however, in certain cases we may acquire only the land underlying the building with the building owned by the tenant or a third party, and we also may acquire the building only with the land owned by a third party.

The following table summarizes the Resort Village Properties, their location, number of units, square footage, our unconsolidated entities’ total purchase price at December 31, 2004 and the rental income recorded by those entities for the year ended December 31, 2004. We contributed 80% of the total purchase price paid for the Resort Village Properties.

Resort Village and Location	Number of Units	Square Feet	Total Purchase Price (1)	Rental Income for the Year Ended December 31, 2004 (2)
Canadian Resort Village
Properties
Village at Blue Mountain, Ontario	23	38,193	$10,781,000	$87,700
Whistler Creekside, British Columbia	26	71,396	19,500,000	136,300
U.S. Resort Village
Properties
Village at Copper Mountain, Colorado	48	97,325	23,300,000	64,900
Village at Mammoth Mountain, California	33	57,925	22,300,000	75,900
Village at Baytowne Wharf, Florida	30	56,113	17,100,000	64,400
Village at Snowshoe Mountain, West Virginia	16	39,073	8,400,000	42,200
Village at Stratton, Vermont	23	47,837	9,500,000	32,600

Total	199	407,862	$110,881,000	$504,000

(1)	Represents the approximate total purchase price, excluding transaction costs, paid by our unconsolidated entities to acquire the properties. CNL Income Properties, Inc. contributed 80% of the total consideration to purchase these properties.
(2)	Represents the approximate base rental income recognized for the period in which the properties were owned by our unconsolidated entities (beginning December 3, 2004 for the Canadian Resort Village Properties and December 16, 2004 for the U.S. Resort Village Properties) and straight-lined over the term of the lease in accordance with generally accepted accounting principles.

The descriptions of our Resort Village Properties that follow are not intended to provide a legal description of transferable real estate, but are only intended to be a general description of the property and its usage as of December 2004.

Village at Blue Mountain, Ontario. Blue Mountain Resort, Ontario’s largest mountain resort, is located approximately 100 miles northwest of Toronto. Our acquisition consisted of 23 tenant units in 6 buildings which included 13 retail, 9 food & beverage and 1 office space located at the Village of Blue Mountain.

Whistler Creekside, British Columbia. Located 75 miles northeast of Vancouver, British Columbia, Whistler Blackcomb Resort, where Whistler Creekside is located, is North America’s most visited ski resort. Our acquisition consisted of 26 tenant units in 8 buildings which included 9 retail, 6 food & beverage, 8 office and 3 vacant spaces located at Whistler Creekside.

Village at Copper Mountain, Colorado. Located approximately 75 miles west of Denver, the Copper Mountain Resort is accessible by car and by air through three airports. Our acquisition consisted of 48 tenant units in 10 buildings which included 13 retail, 10 food & beverage, 16 office and 9 vacant spaces located at the Village at Copper Mountain.

Village at Mammoth Mountain, California. Located in the Sierra Nevada mountain range, Mammoth Mountain Resort is close to the heavily populated southern California market from which it draws most of its visitors. Our acquisition consisted of 33 tenant units in 4 buildings which included 17 retail, 11 food & beverage, 3 office and 2 vacant spaces located at the Village at Mammoth Mountain.

Village at Baytowne Wharf, Florida. Sandestin Golf & Beach Resort, where the village is located, is a 2,400-acre resort located in northwestern Florida, between Pensacola and Panama City. Our acquisition consisted of 30 tenant units in 14 buildings which included 12 retail, 14 food & beverage, 3 office spaces and 1 vacant space located at the Village of Baytowne Wharf.

Village at Snowshoe Mountain, West Virginia. Snowshoe Mountain Resort is the largest ski resort in the mid-Atlantic region of the United States comprised of 11,000 acres. Our acquisition consisted of 16 tenant units in 4 buildings which included 8 retail, 6 food & beverage and 2 vacant space located in the Village at Snowshoe Mountain.

Village at Stratton, Vermont. Located 140 miles northwest of Boston, Stratton Resort draws most of its visitors from New York, Connecticut, New Jersey and Massachusetts. Our acquisition consisted of 23 tenant units in 11 buildings which included 15 retail, 4 food & beverage, 3 office and 1 vacant space located in the Village at Stratton.

The Resort Village Properties are encumbered by the following debts: approximately $22.3 million on the Canadian Resort Village Properties and $45 million on the U.S. Resort Village Properties. These encumbrances on the Resort Village Properties are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Borrowings of our Unconsolidated Entities.”

On February 14, 2005 and March 11, 2005, we acquired an interest in the DMC Property, which includes the World Trade Center, Dallas Trade Mart and Market Hall buildings as well as leases for the underlying land; limited use rights to the Apparel Mart (which is not a part of the Dallas Market Center, but is located on the Dallas Market Center campus) and related parking facilities on the property. The three buildings at the DMC Property consist of 4.3 million square feet of leasable space. The World Trade Center consists of 15 floors encompassing: the Fashion Center Dallas, showrooms and retailers offering gifts and home textiles. The Trade Mart has five floors encompassing: gifts, housewares and lighting. Market Hall is a consumer and tradeshow exhibit hall.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

(Intentionally left blank)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

As of March 11, 2005, there were 3,873 stockholders of record of our common stock. There is no public trading market for the shares of common stock, and even though we intend to list the shares on a national securities exchange or include them for quotation on the National Market System of the Nasdaq Stock Market on or before December 31, 2015 if market conditions are satisfactory, there is no assurance that the shares will be listed or that a public market for the shares will develop, even if listed.

We have a redemption plan under which we may elect to redeem shares, subject to certain conditions and limitations. Under the redemption plan, prior to such time, if any, as listing occurs, any stockholder (other than our Advisor) who has held shares for at least one year may present all or any portion equal to at least 25% of his or her shares to us for redemption at any time, in accordance with the procedures outlined in our redemption plan. Upon presentation, we may, at our sole option, redeem such shares for cash subject to certain conditions and limitations. Redemptions are limited to the extent sufficient funds are available, however, at no time during a 12-month period may the number of shares redeemed by us exceed five percent of the number of shares of our outstanding common stock at the beginning of such 12-month period. The full amount of proceeds from the sale of shares under our distribution reinvestment plan attributable to any calendar quarter will be used to redeem shares presented for redemption during such calendar quarter. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. There is no assurance that there will be sufficient funds available for redemptions and, accordingly, a stockholder’s shares may not be redeemed. Any shares we acquire pursuant to the redemption plan will be retired and no longer available for re-issuance. Our board of directors, in its discretion, may amend or suspend the redemption plan at any time they determine that such amendment or suspension is in our best interest.

As of December 31, 2004, the offering price per share of common stock was $10. The offering price per share was determined by us in our sole discretion based upon the price we believed investors would pay for the shares and on certain other considerations. Our shares are not publicly traded and there is no public market for the shares on which to base market value. We did not take into account the value of the underlying assets in determining the price per share. We believe that there is currently no secondary trading market for our common stock. Investors are cautioned that common stock not publicly traded is generally considered illiquid and the estimated value per share may not be realized when an investor seeks to liquidate his or her common stock or when we liquidate our investments.

As of March 11, 2005, we received aggregate subscription proceeds of approximately $116.8 million (11,717,271 shares) in connection with our public offering (Commission File No. 333-108355), including $569,677 (59,966 shares) through our distribution on reinvestment plan. From the commencement of our initial public offering on April 16, 2004 through December 31, 2004, we incurred $11.6 million in connection with the issuance and distribution of securities for underwriting discounts and commissions, marketing support fees and due diligence and offering related expenses paid. Substantially all of these were paid to our affiliates with the majority being paid to CNL Securities Corp. and reallowed to third-party participating broker-dealers. As of December 31, 2004, our net offering proceeds after deducting these fees and expenses is approximately $75.4 million. These proceeds were used for the purchase of interests in the Resort Village Properties, the DMC Property and to pay certain offering, acquisition and operating costs to affiliates as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Arrangements.

We expect to continue to make distributions to the stockholders pursuant to the provisions of our articles of incorporation. For the year ended December 31, 2004, we declared and paid total cash distributions of $1.2 million, to stockholders. The distributions were not supported by cash from operations, but rather borrowings from an affiliate and restricted stock issuances to an affiliate as described in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For the year ended December 31, 2004, approximately 24% of distributions paid to stockholders were considered ordinary income and approximately 76% were considered a return of capital for federal income tax purposes. For GAAP purposes, 100% of the distributions paid to stockholders were considered a return of capital. No amounts distributed to stockholders for the year ended December 31, 2004, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The following table presents total distributions (in thousands) and distributions per share:

2004 Quarter	First	Second	Third	Fourth	Year
Total distributions declared	—	—	$470,512	$702,176	$1,172,688
Distributions per share	—	—	0.1342	0.1251	0.2593

On January 1, 2005 and February 1, 2005, we declared distributions to stockholders totaling $.0417 per share for stockholders of record on January 1, 2005 and February 1, 2005, respectively, to be paid by March 31, 2005. On February 15, 2005 we declared a distribution of $.0438 per share for stockholders of record on March 1, 2005 to be paid by March 31, 2005. Due to the difference in the timing of distributions that we receive from the Resort Village Properties, and when we pay our stockholders’ distributions, a portion of the January, February and March distributions will be funded in the short term by an advance from an affiliate.

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, a balanced analysis of value creation reflective of both current and long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 hereof:

	Year ended
	2004 (2)	2003 (1)
Operating Data:
General and administrative expenses (3)	$1,259,119	$—
Interest income	378,741	—
Equity in earnings of unconsolidated entities	218,466	—
Net loss	(683,263)	—
Cash distributions paid (4)	1,172,688	—
Cash from operating activities	754,656	—
Cash used in investing activities	41,780,499	—
Cash provided by financing activities	77,734,960	—
Funds from operations (5)	(579,129)	—
Net loss per share	(.17)	—
Cash distributions paid per share (6)	.26	—
Weighted average number of shares outstanding (basic and diluted)	4,075,979	20,000

	2004 (2)	2003 (1)
At December 31:
Investment in unconsolidated entities	$41,913,212	$—
Cash	36,710,117	1,000
Total assets	85,956,427	1,311,797
Debt obligations	—	—
Total liabilities	11,004,049	1,111,797
Stockholders’ equity (7)	74,952,378	200,000

Properties owned at end of period (8)	7	—
Properties acquired during period (8)	7	—

(1)	Selected financial data for 2003 represents the period August 11, 2003 (date of inception) through December 31, 2003. No operations had commenced because we were in our development stage.

(2)	Operations commenced on June 23, 2004 when we received minimum offering proceeds of $2.5 million and funds were released from escrow. Since we recently completed our first investment in December 2004, our operating results for the year ended December 31, 2004 were primarily limited to the interest income earned during the period in which we were operational, the general operating and administrative expenses for the period. The general operating and administrative expenses included the write-off of approximately $401,000 in previously capitalized acquisition costs relating to certain investments that were not made or are no longer being pursued and our equity in earnings of $218,466 generated from our investment in unconsolidated entities for the period in which we owned the asset. The results of operations for the year ended December 31, 2004 are not necessarily indicative of future performance due to the limited time during which we were operational, our incurrence of organizational costs, and having not completed our first investment until December 2004.
(3)	Operating expenses as a percentage of Average Invested Assets was 6.0% for the year ended December 31, 2004. Average Invested Assets means the average book value before reserves for depreciation or bad debts or other similar non-cash reserves. The operating expenses as a percentage of our net loss for the year ended December 31, 2004 were 184%.
(4)	Cash distributions are declared by the board of directors and generally are based on various factors, including expected and actual net cash from operations for the year and our general financial condition, among others. For the year ended December 31, 2004, approximately 24% of the distributions received by stockholders were considered to be ordinary income and approximately 76% were considered a return of capital for federal income tax purposes. Cash distributions are treated as a return of capital on a GAAP basis to the extent the amount of such distributions exceed net income on a GAAP basis, including deductions for depreciation expense. For the year ended December 31, 2004, all distributions were treated as a return of capital on a GAAP basis. We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital.
(5)	We consider funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) and as used herein, means net income determined in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. We believe that by excluding the effect of depreciation and amortization, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

Reconciliation of net loss to FFO for the year ended December 31, 2004:

Year Ended December 31, 2004
Net loss	$(683,263)
Adjustments:
Equity in earnings of joint venture	(218,466)
FFO from joint venture	322,600

Funds from operations	$(579,129)

(6)	Represents the average distribution paid per share during the year ended December 31, 2004, and includes distributions declared in the amount of $0.1342 per share for stockholders of record on September 20, 2004 and $0.0417 per share for stockholders of record on October 1, November 1, and December 1, 2004. These distributions were funded by the conversion of a note payable and the subsequent sale of restricted stock to CNL Financial Group, a company wholly owned by our chairman of the board and his wife.

(7)	The cost of raising capital (stock issuance costs) as a percentage of the total capital raised through public offering for the year ended December 31, 2004 was 12.98%.
(8)	The properties were acquired and are indirectly owned by us through our unconsolidated entities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We were formed on August 11, 2003. Beginning on April 16, 2004, we offered for sale up to $2 billion in shares of our common stock (200 million shares of common stock at $10 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. We commenced active operations on June 23, 2004, when the minimum required offering proceeds had been received and funds were released to us from escrow. The activities from August 11, 2003 through June 23, 2004 were devoted to our organization. Our focus during the year ended December 31, 2004 was raising proceeds through our public offering and investing those proceeds in properties, loans and other permitted investments. During the year ended December 31, 2004, we received aggregate subscription proceeds of approximately $86.7 million and invested approximately $41.9 million in seven properties through our unconsolidated entities.

We have made an election under Section 856(c) of the Internal Revenue Code (the “Code”) to be taxed as a REIT for the taxable year ending December 31, 2004. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. Additionally, if we lose our qualification as a REIT, we will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and have operated in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes during the year ended December 31, 2004, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

CRITICAL ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries and entities in which we have a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”) or are the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46”). The application of FIN 46 and SOP 78-9 requires management to make significant estimates and judgments about our, and our venture partners’, rights, obligations and economic interests in the related venture entities. The equity method of accounting is applied in the consolidated financial statements with respect to those investments in entities in which we are not the primary beneficiary under FIN 46 or have less than a controlling interest due to the significance of rights and obligations held by other parties under SOP 78-9.

Investments in Unconsolidated Entities. We recognize equity in earnings of unconsolidated entities under the hypothetical liquidation at book value (“HLBV”) method. The determination of equity in earnings under the HLBV method requires management to determine how proceeds from disposition of the investment entities (at net book value at each measurement date) would be allocated to the various partners of the entities.

Impairments. For real estate owned by us and accounted for under the equity method, we compare the estimated fair value of our investment to the carrying value at each reporting date. To the extent the fair value of the investment is less than the carrying amount, and the decline in value is determined to be other than a temporary decline, an impairment charge will be recorded.

For real estate to be directly owned by us, we will monitor events and changes in circumstance that may indicate that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we would recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

The determination of both the estimated fair value of our investment and the estimation of future cash flows to be generated over the life of the assets requires management to make significant estimates and judgments.

Acquisition Fees and Costs. Acquisition fees and miscellaneous acquisition costs that are directly identifiable with potential investments in real estate or loans are capitalized and included in other assets. Upon purchase of real estate, origination of a loan or the entrance into a joint venture, the fees and costs that are directly identifiable with that investment are reclassified to the associated asset. In the event an investment is not made or is no longer probable of being made, any costs directly related to the investment are charged to expense.

LIQUIDITY AND CAPITAL RESOURCES

We intend to continue to acquire properties and consider making loans and other permitted investments. In order to do so, we will need to continue to raise capital from our public offering. If sufficient proceeds are not raised, it would limit our ability to acquire additional properties, make loans or permitted investments. Should our capital raise remain consistent with last year’s raise, we would likely only acquire two additional properties in 2005. This could impact our ability to raise the distribution rate due to our limited income from operations, unless we choose to borrow to do so. In addition, due to our limited ability to acquire properties, make loans or other permitted investments, we may not achieve a significant diversification of our investments in the coming year.

Furthermore, due to the increasingly competitive environment for properties in the asset classes that we have targeted, it will be more difficult to locate and acquire suitable properties. We anticipate that asset classes that were experiencing capital shortages previously, may be shrinking, which may force us to acquire properties at a higher price. In addition, as demand increases for those asset classes, we may experience more difficulty locating properties appropriate for acquisition at a price we are willing to pay. Both of these factors will make it more difficult for us to acquire properties.

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to be generated from properties, loans and other permitted investments. In the event we are unable to acquire properties at the pace expected, we may not be able to continue to pay distributions to stockholders or may have to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholders investment in the long term.

COMMON STOCK OFFERING

Upon our formation in August 2003, we received an initial capital contribution of $200,000 for 20,000 shares of common stock from our Advisor. We commenced our public offering of shares on April 16, 2004 and have received subscription proceeds in connection with the offering of $86.7 million (8,701,270 shares) through December 31, 2004. In December 2004, we also issued restricted common stock of $1.2 million (117,708 shares) to CNL Financial Group, Inc. a company affiliated with our Advisor and wholly owned by our chairman of the board and his wife, in order to fund distributions to stockholders, as described below under “Distributions.” During the period January 1, 2005 through March 11, 2005, we received additional subscription proceeds of approximately $30.1 million (3,016,001 shares). We primarily use the capital raised to acquire properties and make other permitted investments.

INVESTMENTS

The number of properties, loans and other permitted investments we may acquire or make will depend upon the number of shares sold and the resulting amount of the net offering proceeds available for investment in such properties, loans and other permitted investments. If only a limited number of shares are sold in excess of the minimum offering amount, then we will likely make only a limited number of investments and we will not achieve a significant diversification of our investments.

Between December 3, 2004 and December 16, 2004, we acquired through unconsolidated entities a non-controlling interest in retail and commercial real estate at seven resort villages:

•	the Village at Blue Mountain, Ontario;

•	Whistler Creekside, British Columbia;

•	the Village at Copper Mountain, Colorado;

•	the Village at Mammoth Mountain, California;

•	the Village of Baytowne Wharf, Florida;

•	the Village at Snowshoe Mountain, West Virginia; and

•	the Village at Stratton, Vermont.

This retail and commercial space was purchased from Intrawest Corporation, its affiliates and/or certain entities formed by Intrawest and us for purposes of this series of acquisitions. This series of acquisitions was facilitated by the Intrawest Partnership in which we hold an 80% non-controlling interest.

INVESTMENTS SUBSEQUENT TO DECEMBER 31, 2004 AND PENDING INVESTMENTS

On February 14, and March 11, 2005, we invested approximately $60 million in the DMC Property at the Dallas Market Center through the DMC Partnership in which we hold a non-controlling majority interest. The DMC Property is located in Dallas, Texas and includes the World Trade Center, Dallas Trade Mart and Market Hall buildings as well as leases for the underlying land; limited use rights to the Apparel Mart and related parking facilities. This is the first of two anticipated closings through which we will acquire an interest in the Dallas Market Center. We anticipate that the second tranche will consist of the acquisition of the International Floral and Gift Center, also located at the Dallas Market Center complex, and that it will close prior to June 30, 2005, or within 60 days of lender approval of such acquisition. In the second tranche, we anticipate that we will contribute $11.2 million to the DMC Partnership. The closing of the second tranche is dependent upon raising additional funds from our public offering and there can be no assurance that the DMC Partnership will complete the second tranche of this acquisition.

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

We plan to obtain lines of credit, in an amount up to $100 million. The lines of credit may be increased at the discretion of our board of directors and may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. We have engaged in preliminary discussions with potential lenders but have not received a commitment for a line of credit. There is no assurance that we will obtain any line of credit on satisfactory terms, or at all.

On September 30, 2004, we borrowed funds in order to fund a portion of our distributions in the approximate initial principal amount of $470,512 from CFG our affiliate and parent company of our advisor. CFG is wholly-owned by our chairman of the board and his wife. On December 16, 2004, our board of directors authorized us to issue approximately 48,534 restricted shares of common stock at a share price of $10.00 per share to CFG in exchange for the cancellation of the loan due to CFG of approximately $485,340, including accrued interest.

BORROWINGS OF OUR UNCONSOLIDATED ENTITIES

In connection with our investment in the seven Resort Village Properties (described above), the unconsolidated entities in which we hold an interest borrowed approximately $67.3 million in the aggregate (approximately $22.3 million for the Canadian Resort Village Properties and $45 million for the U.S. Resort Village Properties) under notes payable to fund the acquisition, and encumbered the properties with such borrowings. The borrowings totaled approximately 60% of the total assets acquired. In connection with the loans, if we engage in certain prohibited activities, we could become liable for the obligations of the unconsolidated entities which own the Resort Village Properties for certain enumerated recourse liabilities related to those entities and the Resort Village Properties. In the case of the borrowing for the Canadian Resort Village Properties, our obligations are such that we could become liable for the entire loan if we triggered a default due to bankruptcy or other similar events.

The acquisition of the Canadian Resort Village Properties on December 3, 2004 was funded, in part, with approximately $22.3 million ($26.6 million Canadian dollars) of permanent debt financing secured by a mortgage on the Canadian Resort Village Properties, which was obtained on December 3, 2004. The loan bears interest at a fixed rate of 5.83%, requires payments of interest-only for the first two years, and thereafter requires monthly payments of principal and interest based upon a 30 year amortization period and a maturity date on the tenth anniversary.

The U.S. Resort Village Properties acquisition on December 16, 2004 was partially funded through a bridge loan dated December 16, 2004 from Intrawest Resort Finance, Inc. in the principal amount of $45 million. The bridge loan is secured by the interests of the wholly-owned subsidiaries of the Intrawest Partnership (the “Subsidiary Owners”) in the U.S. Resort Village Properties as well as an assignment of rental income for those properties. The bridge loan requires monthly payments of interest only through December 31, 2006. On December 31, 2006, the bridge loan matures and all principal and interest becomes due and payable in full. The bridge loan accrues interest initially at a fixed interest rate of 5.99%, and provides for scheduled rate increases from January through November 2006 totaling an additional 1.25%. On November 20, 2006, the interest rate will convert to a floating rate of one month LIBOR plus 7.5% per annum. The Intrawest Partnership and its Subsidiary Owners are obligated to seek refinancing of the bridge loan as soon as reasonably practicable on reasonable and customary terms and conditions. The Intrawest Partnership is currently negotiating permanent financing with an institutional lender to replace all or a portion of the bridge financing. The refinancing is expected to be completed by June 30, 2005. There can be no assurances that the refinancing will be completed at that time.

Upon closing the first tranche of the acquisition of the Dallas Market Center on February 14, 2005, the DMC Partnership became obligated for approximately $143 million in existing debt on the DMC Property. The securitized loan bears interest at a blended rate of 6.04% and requires monthly principal and interest payments of $889,145. The loan matures in September 2014 and allows prepayment after October 2006 under certain terms and conditions. If our pending acquisition of the IFGC through the DMC Partnership is completed, the DMC Partnership will become obligated for approximately $17 million in existing debt on the IFGC. The IFGC loan bears interest at a fixed rate of 5.45% and requires aggregate monthly principal and interest payments of $110,663. The loan matures on September 2012 and allows prepayment after August 2006 under certain terms and conditions.

OFF BALANCE SHEET ARRANGEMENTS

Following the acquisition of the Resort Village Properties, we hold interests in unconsolidated entities that may affect our results of operations, financial liquidity, and capital expenditures. Our equity in earnings from unconsolidated entities for the year ended December 31, 2004 contributed $218,466 to our results and reduced our overall net loss. This amount represents our portion of the change in assets for the period in which we owned the entities (beginning in December 2004). The Intrawest Partnership agreement governing the allocation of cash flows from the entities provides for the payment of a preferred return on our capital invested and thereafter in accordance with specified residual sharing percentages. Intrawest may receive a greater return than us when the Resort Village Properties perform at certain levels.

Intrawest executed leases as a tenant for all unleased space at the time that we acquired the Resort Village Properties and guaranteed the leases for all space then leased to Intrawest or its affiliates. The failure of Intrawest to meet this commitment would put us at risk in the event of a default or vacancy thereby potentially reducing our expected return.

In connection with the loans, if we engage in certain prohibited activities, we could become liable for the obligations of the unconsolidated entities which own the Resort Village Properties for certain enumerated recourse liabilities related to those entities and the Resort Village Properties. In the case of the borrowing for the Canadian Resort Village Properties, our obligations are such that we could become liable for the entire loan if we triggered a default due to bankruptcy or other similar events.

We may also be responsible for a portion of capital expenditures for the Resort Village Properties. We do not expect to make any significant capital expenditures or contributions for these properties in the near term.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table presents our contingent commitments and contractual obligations and the related payment periods as of December 31, 2004 (in thousands):

	Payments due in
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration (1)	$—	$—	$3,750	—	$3,750
Total contractual obligations	$—	$—	$3,750	—	$3,750

(1)	In connection with the purchase of the resort village property at Copper Mountain, Colorado, the Intrawest Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million. We have guaranteed the payment of the contingent purchase price to Intrawest on behalf of the Intrawest Partnership, of which, we own 80%.

In connection with our investment in the DMC Partnership and its acquisition of the DMC Property, we have also committed to acquire an 80% interest in the International Floral and Gift Center. We anticipate that we will contribute $11.2 million to the DMC Partnership to acquire the International Floral and Gift Center and that it will close prior to June 30, 2005, or within 60 days of lender approval of such acquisition. The closing of the second tranche is dependent upon raising additional funds from our public offering and there can be no assurance that the DMC Partnership will complete the second tranche of this acquisition.

CASH AND LIQUIDITY REQUIREMENTS

We expect to meet our liquidity requirements and acquisition commitments, including the payment of offering expenses, with proceeds from the offering, cash flows from operations and permanent debt financing to be obtained.

As we just recently completed our first investment in December 2004, our net cash flows attributable to operating activities for the year ended December 31, 2004, were limited to the interest income earned and received during the period in which we were operational, net of payments toward organizational and operating expenses for the year and an increase in our amounts due to affiliates, resulting in a net $0.8 million cash from operations. The cash flows used in investing activities, totaling approximately $41.8 million, consisted of cash payments and contributions to acquire our interests in the unconsolidated entities of $40.1 million and payments of the related acquisition fees and costs of $1.7 million. The net cash flows provided by financing activities, totaling approximately $77.7 million, are attributable to the receipt of subscription proceeds, proceeds from the issuance of restricted common stock, the payment of stock issuance costs in connection with the offering and distributions to stockholders.

As of December 31, 2004, we owed affiliates $10.4 million for certain organizational and offering expenses, acquisition fees, selling commissions, marketing support fees and due diligence expense reimbursements, and operating expenses incurred on our behalf. In accordance with our articles of incorporation, the total amount of certain offering, organization and stock issuance costs we pay may not exceed 13% of the aggregate offering proceeds. Accordingly, approximately $5.4 million of these costs have been capitalized and deferred as of December 31, 2004 with a corresponding amount due to certain affiliates. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent the costs are within the 13% limitation. In addition, to the extent that operating expenses payable or reimbursable to affiliates, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold. This test is applicable for us as of the end of the first Expense Year, which will be the twelve months ended June 30, 2005.

We plan to obtain lines of credit, in an amount up to $100 million. We have engaged in preliminary discussions with potential lenders but have not received a commitment for a line of credit and there is no assurance that we will obtain any line of credit on satisfactory terms, or at all.

DISTRIBUTIONS

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, a balanced analysis of value creation reflective of both current and long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us.

On September 15, 2004, the board of directors declared a distribution of $0.1342 per share for stockholders of record on September 20, 2004 and a distribution of $0.0417 per share for stockholders of record on October 1, 2004, November 1, 2004 and December 1, 2004. As described below, for the year-ended December 31, 2004, distributions were not supported by cash from operations. For the year ended December 31, 2004, approximately 24% of the distributions received by stockholders were considered to be ordinary income and approximately 76% were considered a return of capital for federal income tax purposes. Cash distributions are treated as a return of capital to the extent the amount of such distributions exceeds net income on a GAAP basis, including deductions for depreciation expense. For the year ended December 31, 2004, all distributions were treated as a return of capital on a GAAP basis. However, such distributions do not reduce the stockholders’ aggregate invested capital (as defined in our Prospectus dated April 16, 2004) as the basis for calculating future distributions.

The September distributions were funded through borrowings from CFG, bearing interest at LIBOR plus 250 basis points. On December 16, 2004, our board of directors authorized us to issue approximately 48,534 restricted shares of common stock at a share price of $10.00 per share to CFG in exchange for the cancellation of the loan due to CFG of approximately $485,340, including accrued interest.

On December 16, 2004, our board of directors also authorized the issuance of approximately 69,174 restricted shares of common stock at a share price of $10.00 per share to CFG in exchange for a capital contribution of approximately $691,740. The proceeds of the stock issuance were used to fund the distributions declared for stockholders of record on October 1, November 1, and December 1, 2004, which were paid by December 31, 2004.

On January 1, 2005 and February 1, 2005, our board of directors declared a distribution of $0.0417 per share for stockholders of record on January 1, 2005 and February 1, 2005, respectively, to be paid by March 31, 2005. On February 15, 2005, our board of directors declared a distribution of $.0438 per share for stockholders of record at the close of business on March 1, 2005, to be paid by March 31, 2005. This represents an increased per share distribution. The January, February and March distributions may constitute a return of capital for federal income tax and accounting purposes. Due to the difference in the timing of distributions that we receive from the Resort Village Properties and when we pay our stockholders’ distributions, a portion of the January, February and March distributions will be funded in the short term by an advance from an affiliate.

RESULTS OF OPERATIONS

From the time of our formation on August 11, 2003 through June 23, 2004, we had not commenced active operations because we were in our organizational stage and had not received the minimum required offering amount of $2.5 million (250,000 shares). Operations commenced on June 23, 2004 when we received aggregate subscription proceeds in excess of the minimum offering amount. Our net loss of $683,263 for the year ended December 31, 2004, included $1,259,119 in general operating and administrative expenses for the period, including the write-off of approximately $401,000 in previously capitalized acquisition costs relating to certain investments that were not made or are no longer being pursued and $21,351 in organization costs. We also earned equity in earnings of $218,466 generated from our investment in unconsolidated entities for the period in which we owned the asset, and interest income of $378,741. The results of operations for the year ended December 31, 2004 are not necessarily indicative of future performance due to the limited time in which we were operational, our incurrence of organizational costs and having not completed our first investment until December 2004.

Our acquisition of the Resort Village Properties was our first investment in the seasonal ski resort and related properties asset class. Although many of the Resort Village Properties have summer activities for guests, revenues are expected to be substantially lower during the summer months due to the closure of ski operations at the respective resorts. We rely on Intrawest as an experienced operator of resort properties to manage the Resort Village Properties for the Intrawest Partnership. The failure of Intrawest to properly manage its cash flow may result in it having insufficient cash on hand to make its scheduled payments to the Intrawest Partnership and the unconsolidated entities during low seasons, which may adversely affect our cash available for distribution to stockholders. In addition, some of the Resort Village Properties rely on seasonal workforces. If Intrawest is unable to maintain a stable workforce, it could negatively affect the level of services provided at the Resort Village Properties, and as a result, could adversely affect the revenues earned and ultimately the ability of our tenants to meet their rental obligations to us.

OTHER

Inflation

We intend to lease properties we acquire primarily on a long-term (generally five to 20 years, plus five year renewal options for an additional 10 to 20 years), triple-net basis to tenants or operators who are significant industry leaders. An operator will be considered a “significant industry leader” if it has one or more of the following traits: many or more years of experience operating in a particular industry as compared to other operators in that industry; many or more assets managed in a particular industry as compared to other operators in that industry; and/or is deemed by us to be a dominant operator in a particular industry for reasons other than those aforementioned. Under the triple-net leases in which we contemplate entering, tenants will generally be responsible for repairs, maintenance, property taxes, utilities and insurance for the properties they lease. We expect to structure our leases to provide for the payment of minimum annual base rent with periodic increases in rent over the lease term or increases in rent based on increases in consumer price indices. In addition, our leases are expected to provide for the payment of percentage rent generally based on a percentage of gross revenues at the property over certain thresholds.

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

Related Party Arrangements

Certain of our directors and officers hold similar positions with the Advisor, the parent company of the Advisor and the managing dealer of our public offerings, CNL Securities Corp. Our chairman of the board indirectly owns a controlling interest in the parent company of the Advisor. These affiliates receive fees and compensation in connection with the offering, permanent financing and the acquisition, management and sale of our assets.

We have entered into an advisory agreement with the Advisor pursuant to which the Advisor and its affiliates earn certain fees and are entitled to receive reimbursement of certain expenses. During the year ended December 31, 2004, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows:

Acquisition fees (1):
From offering proceeds	$2,610,382
From debt proceeds	534,494

Reimbursable expenses:
Acquisition expenses	1,509,808
General and administrative expenses (2)	581,348

$5,236,032

(1)	Acquisition fees for selection, purchase, development, construction or renovation of properties services related to the incurrence of debt are equal to 3.0% of gross offering proceeds under the offering and loan proceeds from permanent financing and lines of credit.
(2)	Reimbursement for administrative services, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations. To the extent that operating expenses payable or reimbursable to affiliates, in any Expense Year, exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold. This test is applicable for us as of the end of the first Expense Year, which will be the twelve months ended June 30, 2005.

CNL Securities Corp. received fees based on the amounts raised from our offerings equal to: (i) selling commissions of up to 6.5% of gross proceeds under the offering and, (ii) a marketing support fee of up to 2.5% of gross proceeds under the offering. The majority of these fees were re-allowed to other broker dealers. Affiliates of the Advisor are reimbursed for certain offering expenses incurred on our behalf. Offering expenses paid by us, together with selling commissions, the marketing support fee and due diligence expense reimbursements incurred by the Advisor and its affiliates on our behalf will not exceed 13% of the proceeds raised in connection with the offerings.

During the year ended December 31, 2004, we incurred the following fees and costs:

Selling commissions	$5,396,516
Marketing support fee and due diligence costs	2,075,972
Offering costs (1)	7,845,258
Organization costs	21,351

$15,339,097

(1)	Approximately $5.38 million has been capitalized and included in deferred offering costs as of December 31, 2004.

Amounts due to related parties consisted of the following:

	Years ended December 31,
	2004	2003
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$6,960,292	$939,716
Accounting and administrative services	1,207,252	—
Acquisition fees and expenses	1,893,200	100,081

	$10,060,744	$1,039,797

Due to CNL Securities Corp.:
Selling commissions	$320,767	$—
Marketing support fees and due diligence costs	123,373	—
Offering costs	(90,050)	—

	$354,090	$—

Our President, individually and in conjunction with a consulting company owned by him, contracts with various affiliates of our advisor to provide consulting services.

We borrowed funds in order to fund a portion of our distributions in the approximate principal amount of $480,512 from CFG, our affiliate and parent company of our advisor. CFG is wholly-owned by our chairman of the board and his wife. On December 16, 2004, our board of directors authorized us to issue approximately 48,534 restricted shares of common stock at a share price of $10.00 per share to CFG in exchange for the cancellation of the loan due to CFG of approximately $485,340, including accrued interest.

On December 16, 2004, our board of directors also authorized the issuance of approximately 69,174 restricted shares of common stock at a share price of $10.00 per share to CFG in exchange for a capital contribution of approximately $691,740. The proceeds of the stock issuance were used to fund the distributions declared for stockholders of record on September 20, which was paid September 30, 2004 and the distributions declared on October 1, November 1, and December 1, 2004, which were paid by December 31, 2004.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and we may make loans and other permitted investments. However, as of December 31, 2004 we had not made any loans and did not have any direct borrowings under long-term debt or a line of credit. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We are indirectly exposed to foreign currency risk related to our investment in an unconsolidated Canadian entity. We are also indirectly exposed to credit risk and interest rate risk due the properties, mortgages and leasing activities in our unconsolidated entities. However, we believe our risk of foreign exchange loss and exposure to credit and interest rate risks are adequately mitigated as a result of our protected position and ability to receive a preferred return on our investment through the unconsolidated entities.

Item 8. Financial Statements and Supplementary Data

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

CNL Income Properties, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of CNL Income Properties, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

Orlando, Florida

March 29, 2005

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS

Investment in unconsolidated entities	$41,913,212	$—
Cash	36,710,117	1,000
Distribution receivable from unconsolidated entities	225,555	—
Prepaid expenses	72,477	—
Deferred offering costs	5,381,749	1,310,797
Other assets	1,653,317	—

Total Assets	$85,956,427	$1,311,797

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$589,215	$72,000
Due to affiliates	10,414,834	1,039,797

Total Liabilities	11,004,049	1,111,797

Contingency (note 5)

Stockholders’ equity:
Preferred stock $.01 par value per share 200 million shares authorized and unissued at December 31, 2004, and no shares authorized or issued at December 31, 2003	—	—
Excess shares $.01 par value per share 120 million shares authorized and unissued at December 31, 2004, and no shares authorized or issued at December 31, 2003	—	—
Common stock, $.01 par value per share One billion shares authorized at December 31, 2004, 8,838,978 shares issued and outstanding; 100,000 shares authorized at December 31, 2003, 20,000 shares issued and outstanding	88,390	200
Capital in excess of par value	76,719,939	199,800
Net loss and distributions in excess thereof	(1,855,951)	—

Total stockholders’ equity	74,952,378	200,000

Total Liabilities and Stockholders’ Equity	$85,956,427	$1,311,797

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2004
Expenses:
General, operating and administrative	$(1,259,119)
Organization costs	(21,351)

Total operating expenses	(1,280,470)
Interest income	378,741
Equity in earnings of unconsolidated entities	218,466

Net loss	$(683,263)

Loss per share of common stock (basic and diluted)	$(0.17)

Weighted average number of shares of common stock outstanding (basic and diluted)	4,075,979

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Year ended December 31, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

	Common Stock		Capital in Excess of Par Value	Net Loss and Distributions in Excess Thereof	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at August 11, 2003 (Date of Inception)	—	$—	$—	$—	$—
Cash received from sale of common stock to CNL Income Corp.	20,000	200	199,800	—	200,000

Balance at December 31, 2003	20,000	200	199,800	—	200,000
Subscriptions received for common stock through public offering and distribution reinvestment plan	8,701,270	87,013	86,591,031	—	86,678,044
Issuance of restricted common stock	117,708	1,177	1,175,903	—	1,177,080
Stock issuance and offering costs	—	—	(11,246,795)	—	(11,246,795)
Net loss	—	—	—	(683,263)	(683,263)
Distributions, declared and paid ($.2593 per share)	—	—	—	(1,172,688)	(1,172,688)

Balance at December 31, 2004	8,838,978	$88,390	$76,719,939	$(1,855,951)	$74,952,378

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 2004
Increase (decrease) in cash:
Operating activities:
Net loss	$(683,263)
Adjustments to reconcile net loss to net cash used in operations:
Equity in earnings of unconsolidated entities	(218,466)
Interest accrued on borrowings from affiliate converted to stock	4,395
Changes in operating assets and liabilities:
Prepaid expenses	(72,477)
Accounts payable and accrued liabilities	517,215
Due to affiliates	1,207,252

Net cash from operating activities	754,656

Investing activities:
Investment in unconsolidated entities	(40,068,625)
Payment of acquisition fees and costs	(1,711,874)

Net cash used in investing activities	(41,780,499)

Financing activities:
Subscriptions received from stockholders	86,678,044
Payment of stock issuance costs	(8,943,081)
Proceeds from borrowings from affiliate	480,945
Issuance of restricted common stock	691,740
Distributions to stockholders	(1,172,688)

Net cash from financing activities	77,734,960

Net increase in cash	36,709,117
Cash at beginning of year	1,000

Cash at end of year	$36,710,117

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED

Year Ended December 31, 2004
Supplemental Disclosure of Non-Cash Investing Activities:
Amounts incurred but not paid (included in Due to affiliates):
Acquisition fees and costs	$1,793,119

Supplemental Disclosure of Non-Cash Financing Activities:
Amounts incurred but not paid (included in Due to affiliates):
Offering and stock issuance costs	$6,374,666

Cancellation of borrowings from affiliate (including $4,395 of accrued interest) in exchange for the issuance of restricted common stock	$485,340

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

1.	Organization and Nature of Business:

CNL Income Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003 to operate as a real estate investment trust (a “REIT”) for federal income tax purposes. The Company commenced active operations on June 23, 2004, when the minimum required offering proceeds was received and funds were released from escrow. Various wholly owned subsidiaries have been and will be formed by the Company for the purposes of acquiring and owning direct or indirect interests in real estate properties. The Company was formed primarily to acquire properties in the United States that will be leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net basis to tenants or operators who are significant industry leaders. The asset classes in which the Company initially is most likely to invest include the following:

•	Property leased to dealerships

•	Campgrounds and manufactured housing, mobile home or recreational vehicle (“RV”) parks

•	Health clubs

•	Parking lots

•	Merchandise marts

•	Destination retail and entertainment centers

•	Marinas

•	Ski resorts, including real estate in and around ski resorts such as ski-in/ski-out alpine villages, lodging and other related properties

•	Golf courses, including golf clubs and courses

•	Vacation ownership interests

•	Other attractions

The Company may also make or acquire loans or other permitted investments related to interests in real estate and may purchase equity and other interests in financings. In addition, the Company may invest up to 10% of its assets in businesses that provide services to, or are otherwise ancillary to, the types of properties in which it is permitted to invest. As of December 31, 2004, the Company owned interests in seven properties through its investments in unconsolidated entities.

2.	Significant Accounting Policies:

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and entities in which the Company has a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”) or is the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46”). The application of FIN 46 and SOP 78-9 requires management to make significant estimates and judgments about the Company’s and its venture partners’ rights, obligations and economic interests in the related venture entities. The equity method of accounting is applied in the consolidated financial statements with respect to those investments in entities in which the Company is not the primary beneficiary under FIN 46 or has less than a controlling interest due to the significance of rights and obligations held by other parties under SOP 78-9.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

2.	Significant Accounting Policies (continued):

Cash – Cash consists of demand deposits at commercial banks. During the year the Company also invests in money market funds. Cash accounts are maintained in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash.

Investment in Unconsolidated Entities – The equity method of accounting is applied with respect to investments in entities in which the Company has determined that consolidation is not appropriate under FIN 46 or SOP 78-9. The difference between the Company’s carrying amount of its investments in unconsolidated entities and the underlying equity in the net assets of the entities is due to acquisition fees and expenses which have been allocated to the Company’s investment. These amounts are amortized over 39 years, which is the estimated life of the buildings when the properties were acquired. The Company records its equity in earnings of the entities under the hypothetical liquidation at book value method of accounting. Under this method, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value.

Impairments – The Company evaluates its investments in unconsolidated entities for impairment at each reporting date. The Company determines whether impairment in value has occurred by comparing the estimated fair value of the investment to the carrying value of the asset. To the extent the fair value of the investment is less than the carrying amount, and that the decline in value is determined to be other than a temporary decline, an impairment charge is recorded. At December 31, 2004, the Company determined that there was no impairment with respect to the value of its investments in unconsolidated entities.

Acquisition Fees and Costs – Acquisition fees and miscellaneous acquisition costs that are directly identifiable with potential investments in real estate or loans are capitalized and included in other assets. Upon purchase of real estate, origination of a loan or the entrance into a joint venture, the fees and costs that are directly identifiable with that investment will be reclassified to the associated asset. In the event an investment is not made or is no longer probable of being made, any costs directly related to the investment will be charged to expense.

Income Taxes – The Company intends to qualify and be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations for the year ended December 31, 2004. As a REIT, the Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Management believes that the Company was organized and operated in a manner that will enable the Company to qualify for treatment as a REIT for federal income tax purposes for the year ended December 31, 2004.

Loss per Share – Loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. The weighted average number of shares of common stock outstanding for the period June 23, 2004 through December 31, 2004 was 4,075,979.

Use of Estimates – Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

3.	Public Offering:

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

The Offering provides for five million shares of common stock initially designated for purchase through a distribution reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock at $9.50 per share. As of December 31, 2004, the Company had received subscriptions of $569,535 (59,951 shares) through the distribution reinvestment plan.

4.	Deferred Offering and Stock Issuance Costs:

The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the Offering. Costs incurred for activities prior to raising capital have been advanced or funded by an affiliate (see note 7). As of December 31, 2004, the total offering and stock issuance costs incurred to date was approximately $16.6 million.

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering expenses to be paid by the Company may not exceed 13% of the aggregate offering proceeds. Therefore, offering costs of approximately $5.38 million, representing the portion of those costs exceeding 13% of the offering proceeds, have been deferred as of December 31, 2004. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent the costs are within the 13% limitation. The remaining $11.2 million was deducted from the offering proceeds and charged to capital in excess of par value.

5.	Investment in Unconsolidated Entities:

In August 2004, the Company entered into a commitment to acquire an 80% interest in certain existing commercial real estate properties located in and around various ski resorts and golf courses through a partnership with Intrawest Corporation and affiliates (collectively “Intrawest”). Intrawest owned and operated these properties prior to these transactions and continues to own an interest in and operate the properties under long-term management agreements. The Company’s interest in the properties was acquired from Intrawest through a series of transactions in December 2004.

On December 3, 2004, the Company formed a trust (the “Trust”) that acquired retail and commercial real estate at two resort villages: the Village at Blue Mountain located in Ontario, Canada and Whistler Creekside, located in British Columbia, Canada (the “Canadian Properties”) from Intrawest. The Trust was capitalized with mezzanine loans totaling approximately $11.2 million excluding transaction costs, of which 80% was provided by the Company and 20% by Intrawest, and a $22.3 million mortgage loans obtained from a third party lender. The Canadian Properties are leased to CNL Income Canada Lessee Corp. (the “CNL Tenant”), which in turn assumed the in-place leases with the existing multiple tenants at the properties.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

5.	Investment in Unconsolidated Entities (continued):

The Company also acquired an 80% interest (a .01% general partnership interest and a 79.99% limited partnership interest) in CNL Village Retail Partnership, LP (the “Intrawest Partnership”), with the remaining interest held by Intrawest. The Partnership was capitalized with approximately $38.0 million, of which 80% was provided by the Company and 20% by Intrawest. On December 16, 2004, the Intrawest Partnership acquired certain retail and commercial real estate at five additional resort villages: the Village at Copper Mountain, Colorado; the Village at Mammoth Mountain, California; the Village at Baytowne Wharf, Florida; the Village at Snowshoe Mountain, West Virginia; and the Village at Stratton, Vermont (the “U.S. Properties”). The Partnership borrowed $45.0 million under mortgage loans to fund the acquisition of the U.S. Properties.

The Company evaluated the Trust, the CNL Tenant, and the Intrawest Partnership in accordance with FIN 46 and determined that the Company is not the primary beneficiary of these variable interest entities due to the significant rights and obligations retained by Intrawest and the disproportionate economic interests of the venture partners as compared to their respective ownership percentages. Accordingly, the Company accounts for these investments under the equity method of accounting and records its share of equity in earnings of the entities using the hypothetical liquidation at book value method.

The allocation of profits and losses and distribution of cash flows to the partners of the Intrawest Partnership are dependent, in part, upon the cash flows generated from the Canadian Properties through the Trust and CNL Tenant and are disproportionate to the ownership percentages of the respective partners. Generally, net cash flow is distributed to each partner first to pay preferences on unreturned capital balances and thereafter in accordance with specified residual sharing percentage as specified in the partnership agreement.

Under the hypothetical liquidation at book value method of accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. At December 31, 2004, the Company had recognized equity in earnings from the entities in the amount of $218,466.

In connection with the purchase of the resort village property at Copper Mountain, Colorado, the Intrawest Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million. The Company has guaranteed the payment of the contingent purchase price to the sellers on behalf of the Intrawest Partnership, of which, the Company owns 80%.

The Company’s maximum exposure to loss as a result of involvement with these variable interest entities is limited to the carrying amount of its investment unless the Company becomes liable for the debt of its unconsolidated entities pursuant to the loans on the properties if the Company engages in certain prohibited activities or triggers a default. Separate financial statements of these unconsolidated subsidiaries have been included in the Company’s annual report on Form 10-K.

6.	Other Assets:

Other assets consist of acquisition fees and miscellaneous acquisition expenses that have been incurred and capitalized as of December 31, 2004 and will be allocated to future properties and other permitted investments that may be acquired.

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

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

7.	Related Party Arrangements (continued):

Pursuant to an advisory agreement between the Advisor and the Company, the Advisor is entitled to receive acquisition fees for services in the selection, purchase, financing, development, renovation or construction of real property, generally equal to 3% of gross offering proceeds, and 3% of loan proceeds for services in connection with the incurrence of debt.

During the year ended December 31, 2004, the Advisor earned $3,144,876 in acquisition fees. A portion of the acquisition fees have been allocated to the Company’s investment in unconsolidated entities, with the remaining portion included in other assets at December 31, 2004.

The Advisor earns a monthly asset management fee in an amount equal to ..08334% of the company’s real estate asset value (as defined in the Company’s Prospectus dated April 16, 2004), the outstanding amount of any loans and the amount invested in other permitted investments as of the end of the preceding month. As the Company made its first investment in December 2004, no asset management fees were earned by the Advisor for the year ended December 31, 2004.

The Advisor and its affiliates are also entitled to reimbursement of certain costs incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. During the year ended December 31, 2004, the reimbursable expenses totaled $9.96 million. To the extent that operating expenses payable or reimbursable by the Company, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse the Company, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by the Company exceed the greater of the 2% or 25% threshold. This test is applicable for the Company as of the end of the first Expense Year, which will be the twelve months ended June 30, 2005.

CNL Securities Corp., the managing dealer, receives selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with due diligence of the Offering. A substantial portion of the selling commissions and marketing support fees are reallowed to participating broker dealers. During the year ended December 31, 2004, the Company incurred $5,396,516 in selling commissions and $2,075,972 in marketing support fees and due diligence expense reimbursements which have been recorded as a reduction to stockholders’ equity.

Amounts due to affiliates for fees and expenses described above are as follows:

	Year ended December 31,
	2004	2003
Due to the Advisor and its affiliates:
Expenditures incurred for offering expenses	$6,960,292	$939,716
Accounting and administrative services	1,207,252	—
Acquisition fees and expenses	1,893,200	100,081

	$10,060,744	$1,039,797

Due to CNL Securities Corp.:
Selling commissions	$320,767	$—
Marketing support fees and due diligence costs	123,373	—
Offering costs	(90,050)	—

	$354,090	$—

The Company also borrowed funds from CNL Financial Group, Inc. (“CFG”), an affiliate of the Company and the Advisor to pay distributions to stockholders (see note 8).

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2004 and

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

On September 15, 2004, the board of directors declared a distribution of $0.1342 per share for stockholders of record on September 20, 2004 and a distribution of $0.0417 per share for stockholders of record on October 1, 2004, November 1, 2004, and December 1, 2004. For the year ended December 31, 2004, approximately 24% of the distributions received by stockholders were considered to be ordinary income and approximately 76% were considered a return of capital for federal income tax purposes. However, such distributions do not reduce the stockholders’ aggregate Invested Capital (as defined in the Company’s Prospectus dated April 16, 2004) as the basis for calculating future distributions.

The September distributions were funded through borrowings from CFG, bearing interest at LIBOR plus 250 basis points. On December 16, 2004, our board of directors authorized us to issue approximately 48,534 restricted shares of common stock at a share price of $10.00 per share to CFG in exchange for the cancellation of the loan due to CFG of approximately $485,340, including accrued interest.

On December 16, 2004, the board of directors also authorized the issuance of approximately 69,174 restricted shares of common stock at a share price of $10.00 per share to CFG in exchange for a capital contribution of approximately $691,740. The proceeds of the stock issuance were used to fund the distributions declared for stockholders of record on October 1, November 1, and December 1, 2004, which were paid by December 31, 2004.

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

Shares owned by the Advisor, the directors, or any of their affiliates are subject to certain voting restrictions. Neither the Advisor, nor the directors, nor any of their affiliates may vote or consent on matters submitted to the Stockholders regarding the removal of the Advisor, directors, or any of their affiliates or any transactions between the Company and any of them.

10.	Subsequent Events:

On February 14, 2005, the Company formed a partnership with Dallas Market Center Company, Ltd. (“DMC”), an affiliate of Crow Holdings, for the purposes of acquiring certain real estate and related assets at the Dallas Market Center, including: the World Trade Center, the Dallas Trade Mart, International Floral and Gift Center, and a leasehold interest in Market Hall, together totaling approximately 4.8 million square feet (unaudited) of wholesale merchandising and exhibition space located in Dallas, Texas. As of March 11, 2005, the Company had invested approximately $60 million, excluding transaction costs and fees, in the partnership and expects to invest an additional $11 million to complete the transaction. The Company must obtain additional funds through its public offering in order to acquire its full equity interest in the partnership and underlying real estate assets.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

10.	Subsequent Events (continued):

On January 1, 2005 and February 1, 2005, the board of directors declared distributions to stockholders totaling $.0417 per share for stockholders of record on January 1, 2005 and February 1, 2005 respectively to be paid by March 31, 2005. On February 1, 2005 the board of directors also declared a distribution of $.0438 per share for stockholders of record on March 1, 2005 to be paid by March 31, 2005.

During the period January 1, 2005 through March 11, 2005, the Company received additional subscription proceeds of approximately $30.1 million (3,016,001 shares). As of March 11, 2005 the aggregate subscription proceeds totaled $116.8 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Pursuant to Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in alerting our management in a timely manner to information required to be disclosed in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended December 31, 2004, there were no significant changes in our internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2005.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2005.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements.

1.	Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statement of Operations for the year ended December 31, 2004.

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2004 and the period August 11, 2003 (Date of Inception) to December 31, 2003

Consolidated Statement of Cash Flows for the year ended December 31, 2004.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:

CNL Village Retail Partnership, LP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheet at December 31, 2004

Consolidated Statement of Operations for the period from October 1, 2004 (date of inception) to December 31, 2004

Consolidated Statement of Partners’ Capital for the period from October 1, 2004 (date of inception) to December 31, 2004

Consolidated Statement of Cash Flows for the period from October 1, 2004 (date of inception) to December 31, 2004

Notes to Consolidated Financial Statements

CNL Income Canada Lessee Corp

Report of Independent Registered Certified Public Accounting Firm

Balance Sheet at December 31, 2004

Statement of Operations for the period from December 3, 2004 (date of inception) to December 31, 2004

Statement of Stockholder’s Equity and Comprehensive Income for the period from December 3, 2004 (date of inception) to December 31, 2004

Statement of Cash Flows for the period from December 3, 2004 (date of inception) to December 31, 2004

Notes to Financial Statements

US Canadian Property Trust Alpha

Report of Independent Registered Certified Public Accounting Firm

Balance Sheet at December 31, 2004

Statement of Operations for the period from December 3, 2004 (date of inception) to December 31, 2004

Statement of Trust Corpus and Comprehensive Loss for the period from December 3, 2004 (date of inception) to December 31, 2004

Statement of Cash Flows for the period from December 3, 2004 (date of inception) to December 31, 2004

Notes to Financial Statements

Intrawest Corporation

Selected Financial Data

(b)	Exhibits

2.1	Purchase and Sale Agreement between Whistler Mountain Resort Limited Partnership and Intrawest Corporation as Sellers and US Canadian Trust Alpha as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.1 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.2	Purchase and Sale Agreement (Copper Mountain Commercial Properties) between the Sellers and CNL Village Retail Partnership, LP as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.2 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.3	Schedule of Omitted Purchase and Sale Agreements (Previously filed as Exhibit 2.3 to the Report on Form 8-K filed December 17, 2004, and incorporated herein by reference.)

2.4	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.4	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.1	Form of Escrow Agreement between CNL Income Properties and SouthTrust Bank (Previously filed as Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.2	Form of Advisory Agreement (Previously filed as Exhibit 10.2 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.3	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.4	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004 and Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.5	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and CNL Income Partners, LP, Lender (Previously filed as Exhibit 10.5 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.6	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and Intrawest Resorts, Inc., Lender (Previously filed as Exhibit 10.6 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.7	Master Lease Agreement dated December 3, 2004 by and between Whistler Mountain Resort Limited Partnership, as Landlord and CNL Income Canada Lessee Corp., as Tenant (Previously filed as Exhibit 10.7 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.8	Schedule of Omitted Lease Agreements (Previously filed as Exhibit 10.8 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.9	Property Management Agreement dated December 3, 2004 between Playground Real Estate Ltd. (Manager) and CNL Income Canada Lessee Corp. (Head Lessee) (Previously filed as Exhibit 10.9 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.10	Property Management Agreement dated as of December 3, 2004 between Intrawest U.S. Commercial Property Management, Inc. (Manager) and CNL Income Mammoth, LP (Owner) (Previously filed as Exhibit 10.10 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.11	Schedule of Omitted Management Agreements (Previously filed as Exhibit 10.11 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.12	Loan Agreement dated December 16, 2004 between CNL Village Retail Partnership, LP, Borrower and Intrawest Resort Finance, Inc., Lender (Previously filed as Exhibit 10.12 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.13	R&H US Canadian Property Limited, US Canadian Property Alpha Blue Mountain Nominee Corp., and US Canadian Property Alpha Whistler Nominee Corp, Borrowers and Congress Financial Corporation (Canada), Lender, Loan Agreement (Previously filed as Exhibit 10.13 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.14	Amended and Restated Limited Partnership Agreement of CNL Village Retail Partnership, LP dated December 3, 2004 (Previously filed as Exhibit 10.5 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

10.15	Master Lease dated as of February 14, 2005 by and between WTC-Trade Mart, L.P., a Delaware limited partnership as landlord, and Dallas Market Center Operating, L.P., a Delaware limited partnership as tenant (Previously filed as Exhibit 10.15 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

21	Subsidiaries of the Registrant (Previously filed as Exhibit 21 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(c)	The following financial statement schedules are filed as part of this report (as referenced in Item 15 (a) 2 above):

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Financial Statements

As of and for the period from October 1, 2004 (date of inception) to December 31, 2004

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Village Retail Partnership, LP

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Village Retail Partnership, LP and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the period from October 1, 2004 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 29, 2005

Orlando, Florida

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Balance Sheet

December 31, 2004

Assets
Cash	$10,000
Accounts receivable	121,695
Rent receivable	53,998
Prepaid interest	146,058
Property and equipment, net	81,935,909
Lease costs, net	2,848,570
Intangible lease assets, net	830,986
Other assets	132,208

Total assets	$86,079,424

Liabilities and Partners’ Capital
Accounts payable and accrued expenses	$448,877
Security deposits	309,212
Distributions payable	283,358
Intangible lease liabilities, net	2,309,360
Mortgage payable to related party	45,000,000

Total liabilities	48,350,807

Partners’ capital	37,728,617

Total liabilities and partners’ capital	$86,079,424

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statement of Operations

For the period from October 1, 2004 (date of inception) to December 31, 2004

Revenues:
Rental income	$343,518

Costs and expenses:
Interest	119,800
Depreciation	145,947
Amortization of lease costs	29,004

Total costs and expenses	294,751

Net income	$48,767

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statement of Changes in Partners’ Capital

For the period from October 1, 2004 (date of inception) to December 31, 2004

	General Partner	Limited Partners	Total
Partner contributions	$3,796	$37,959,412	$37,963,208
Net income	28	48,739	48,767
Distribution declared not yet paid	(28)	(283,330)	(283,358)

Balance, December 31, 2004	$3,796	$37,724,821	$37,728,617

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statement of Cash Flows

For the period from October 1, 2004 (date of inception) to December 31, 2004

Cash flows from operating activities:
Net income	$48,767
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	145,947
Amortization of lease costs	29,004
Amortization of intangible lease assets	6,044
Accretion of intangible lease liabilities	(15,631)
Changes in assets and liabilities:
Accounts receivable	(121,695)
Rent receivable	(53,998)
Prepaid interest and other assets	(278,266)
Accounts payable and accrued expenses	448,877
Security deposits	309,212

Net cash provided by operating activities	518,261

Cash flows from investing activities:
Acquisition of property and equipment	(82,081,856)
Lease costs	(2,877,574)
Intangible lease assets	(837,030)
Intangible lease liabilities	2,324,991

Net cash used in investing activities	(83,471,469)

Cash flows from financing activities:
Proceeds from mortgage payable to related party	45,000,000
Capital contributions from partners	37,963,208

Net cash provided by financing activities	82,963,208

Net increase in cash	10,000
Cash, beginning of period	—

Cash, end of period	$10,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$265,858

Supplemental schedule of non-cash financing activities:
Distributions declared but not paid to Partners	$283,358

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

For the period from October 1, 2004 (date of inception) to December 31, 2004

1.	Business

Organization

CNL Village Retail Partnership, LP (the “Partnership”) is a Delaware limited partnership whose partners are CNL Village Retail GP, LLC (the “General Partner”), CNL Income Partners, LP (the “CNL LP”) and Intrawest Corp (“Intrawest”). Intrawest and CNL LP are collectively referred to as the “Limited Partners”. The General Partner and the CNL LP are wholly-owned subsidiaries of CNL Income Properties, Inc. (the “REIT”). Certain major decisions as defined in the partnership agreement (the “Agreement”) require the approval of the General Partner and Limited Partners.

The General Partner and Limited Partners hold the following percentage interests:

Partner	Percentage Interest
General Partner	00.01%
CNL LP	79.99%
Intrawest	20.00%

The Partnership was formed on October 1, 2004 in anticipation of the acquisition of certain real estate from Intrawest. On December 16, 2004, the Partnership commenced operations when it acquired certain retail and commercial real estate from Intrawest at five resort villages in the United States: the Village at Copper Mountain, Colorado; the Village at Mammoth Mountain, California; the Village at Baytowne Wharf, Florida; the Village at Snowshoe Mountain, West Virginia; and the Village at Stratton, Vermont (collectively, the “Properties”). The Partnership acquired the Properties on December 16, 2004 at a total purchase price of approximately $83 million. The Partnership funded the acquisition with a loan from Intrawest in the amount of $45 million and cash in the amount of $38 million. The purchase price was allocated to assets and liabilities acquired as follows:

Property and equipment	82,081,856
Intangible assets, net	1,389,613
Receipt of various assets	473,331
Assumption of various payables	(991,592)

$82,953,208

In February 2005, the Partnership received updated information for the real estate taxes payable. Based on this information, the Partnership recorded a payable to Intrawest in the amount of $135,089 that represents a refund of the amount credited to them during the original purchase. The amount is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

In accordance with the Agreement, net cash flow is distributed to the partners based on the hypothetical net cash flow as defined in the Agreement. The computation of hypothetical net cash flow encompasses the total cash flows to the partners from the Partnership, from US Canadian Property Trust Alpha (the “Trust”), which holds two Canadian Properties also acquired from Intrawest and is affiliated with the Partnership through common ownership, and CNL Income Canada Lessee Corporation (the “Canadian Lessee”), which holds the leases on the two Canadian Properties and is affiliated with the Partnership through common ownership. Additionally, per the Agreement, the partners’ total capital contributed is used in computing preferred distributions of net cash flows and includes capital and loans provided to the Partnership, the Trust and the Canadian Lessee.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

For the period from October 1, 2004 (date of inception) to December 31, 2004

1.	Business, Continued

Net cash flow, as defined in the Agreement, is to be distributed quarterly to the Partners in accordance with the following order of priority: (i) first, to the General Partner and CNL LP to pay the CNL first tier preferred distribution, as defined in the Agreement; (ii) second, to Intrawest to pay the Intrawest first tier preferred distribution, as defined in the Agreement; (iii) third to Intrawest until Intrawest has received aggregate distributions equal to the lesser of a) Intrawest excess credit support or b) the aggregate amount of rents paid pursuant to Intrawest interim leases as of such time, both as defined in the Agreement; (iv) fourth, 65% among the General Partner and CNL LP and 35% to Intrawest until the General Partner and CNL LP distributions equal their second tier preferred return, as defined in the Agreement and (vi) thereafter, 43.75% among the partners in accordance with their percentage interests and 56.25% to the holders of the promote interest, as defined in the Agreement. As of December 31, 2004, the Partnership has net cash flow distributions payable totaling approximately $283,000.

Net income or loss is allocated between the partners based on the hypothetical liquidation at book value method (HLBV). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partners claim on the net assets of the partnership at the end and beginning of the period. Each partner’s share of the net assets of the Partnership is calculated as the amount that the Partner would receive if the Partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities.

Capital proceeds, including capital proceeds distributed to the partners in winding up the Partnership, are allocated in the same manner as net cash flow with the exception that the first tier preferred distribution for CNL LP and Intrawest are set at a different rate per the Agreement.

2.	Summary of Significant Accounting Policies

A summary of significant accounting principles and practices used in the preparation of the consolidated financial statements follows:

Basis of Financial Statement Presentation

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of consolidated financial statements and report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements of the Partnership include the accounts of CNL Village Retail Partnership, LP and its wholly owned subsidiaries (“Subsidiaries”). All significant inter-partnership balances and transactions have been eliminated in consolidation.

Purchase Price Allocation

In determining the allocation of the purchase price of the Properties, the Partnership follows Financial Accounting Standards No. 141, “Business Combinations”, or FAS 141, and allocates the value of real estate acquired among the building and tenant improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in place leases. Purchase price allocations and the determination of useful lives are based on management’s estimates and, under some circumstances, studies commissioned from independent real estate appraisal firms. No value was assigned to the tenant relationships as the Properties are too new and management cannot determine whether a certain tenant will renew their lease at the end of the term. No value was assigned to the land as the Partnership owns only an undivided interest in the land that the building and tenant improvements are located on.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

For the period from October 1, 2004 (date of inception) to December 31, 2004

2.	Summary of Significant Accounting Policies, Continued

Purchase price allocations to building were based on management’s determination of the relative fair values of these assets assuming the property is vacant, similar to those used by independent appraisers. Purchase price allocations to tenant improvements were estimated using replacement cost less economic depreciation. Purchase price allocations to above market and below market leases are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.

Purchase price allocations to in place leases are based on the present value of the estimated avoided costs determined based on estimates of rent loss and an estimate of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs.

Lease Costs

Lease costs are comprised of in place lease values and are amortized to expense over the remaining non-cancelable periods of the respective leases. Such amortization amounted to $29,004 during the period ended December 31, 2004.

If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off.

Intangible Lease Assets and Liabilities

Intangible lease assets are comprised of above market lease values and are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. Amortization related to above market lease values decreased rental income by $6,044 during the period ended December 31, 2004.

Intangible lease liabilities are comprised of below market lease values and are accreted as an increase to rental income over the non-cancelable periods of the respective leases. Accretion amounted to a rental income increase of $15,631 during the period ended December 31, 2004.

If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off.

Property and Equipment, net

Property and equipment is stated at cost and includes buildings and tenant improvements. Buildings are depreciated on the straight – line method over 39 years. Tenant improvements are depreciated on the straight – line method over the shorter of the lease term or the estimated useful life.

Revenue Recognition

The Partnership records rental revenue on the straight-line basis over the terms of the respective leases. Percentage rent that is due based upon tenant performance levels such as gross revenues will be recorded when the underlying threshold has been reached in accordance with the provisions of Staff Accounting Bulletin 101.

Income Taxes

The Partnership is not subject to federal income taxes. As a result, the earnings or losses for Federal income

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

For the period from October 1, 2004 (date of inception) to December 31, 2004

2.	Summary of Significant Accounting Policies, Continued

tax purposes are included in the tax returns of the individual partners. Net loss for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable loss allocation requirements under the Agreement.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership’s long-lived assets are tested for recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. For the period ended December 31, 2004, no impairment was recognized by the Partnership.

3.	Property and Equipment, net

Property and equipment, net consists of the following at December 31, 2004:

2004
Buildings	$71,302,572
Tenant improvements	10,779,284

82,081,856
Less: accumulated depreciation	(145,947)

$81,935,909

4.	Lease Cost and Intangible Lease Assets and Liabilities

Lease cost, net and intangible lease assets and liabilities, net consist of the following at December 31, 2004:

	Lease Costs	Intangible Lease Asset	Intangible Lease Liability
Balance	$2,877,574	$837,030	$2,324,991
Accumulated amortization or accretion	(29,004)	(6,044)	(15,631)

	$2,848,570	$830,986	$2,309,360

5.	Mortgage Payable to Related Party

In connection with the acquisition of the Properties on December 16, 2004, the Partnership obtained a $45,000,000 mortgage payable from Intrawest. The mortgage is collateralized by first mortgages and liens on the Properties and all other assets of the Partnerships. Interest accrues at 5.99% through January 20, 2006 whereby the interest rate increases by 50 basis points. Every 90 days following January 20, 2006, the amount will increase by 25 basis points until November 20, 2006, whereby it converts to the 30-Day LIBOR plus

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

For the period from October 1, 2004 (date of inception) to December 31, 2004

5.	Mortgage Payable to Related Party, Continued

7.50%. The payments of interest only are due monthly through December 31, 2006 when the principal is to be paid in full. The Partnership incurred interest expense of $119,800 during the period ended December 31, 2004.

6.	Leases

The Partnership has assumed the existing leases between tenants and Intrawest (as the prior owner of the Properties). These leases call for base minimum rents and percentage rents based on the tenants’ gross revenues, as well as reimbursement for certain operating expenses of the Properties.

For the period ended December 31, 2004, base rental income amounted to $279,933 and percentage rental income amounted to $53,997.

Future minimum rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2004 are as follows:

	Third Party	Intrawest	Total
2005	$3,273,221	$3,141,244	$6,414,465
2006	3,583,754	3,146,088	6,729,842
2007	3,373,820	3,269,928	6,643,748
2008	2,683,925	3,405,492	6,089,417
2009	2,150,555	2,618,484	4,769,039
Thereafter	6,808,607	30,509,916	37,318,523

Total	$21,873,882	$46,091,152	$67,965,034

The future minimum rental receipts that are classified as Intrawest relate to tenants that are affiliated with Intrawest. Those leases call for base minimum rents and percentage rents base on the tenants gross revenues, as well as reimbursement for certain operating expenses of the Properties. The terms of the lease agreements range from 15 to 20 years with four five-year renewal options.

In addition to lease agreements with tenants that are related to Intrawest, Intrawest has agreed to provide interim support for those spaces that are vacant at the Properties for a period of four years (the “Interim Leases”). Under the Interim Leases, Intrawest will pay the Partnership interim rent at market rates until the spaces are leased to a third party. If the Properties, however, generate certain cash flow as discussed in the overall agreement, then the interim rents will be returned to Intrawest. At December 31, 2004, the Partnership had a payable in the amount of $39,361 recorded on the accompanying consolidated balance sheet that related to interim rents received from Intrawest that will be returned to Intrawest as certain thresholds were met.

For the period ended December 31, 2004, base rental income received from Intrawest amounted to $91,989 and percentage rental income received from Intrawest amounted to $24,610. No payments under the interim leases from Intrawest were recorded as rental income.

7.	Management Agreement

The subsidiaries of the Partnership, under five property management agreements each dated December 16, 2004, have engaged an affiliate of Intrawest to manage the Properties. The management agreements provide for an initial operating term of 20 years and expire on December 31, 2024 and four five-year renewal options, subject to certain termination rights. The Intrawest affiliate will be paid a fee based on a percentage of total revenues of the Properties.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

For the period from October 1, 2004 (date of inception) to December 31, 2004

8.	Commitments and Contingencies

In connection with the purchase of the resort village property at Copper Mountain, Colorado, the Intrawest Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million.

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management does not believe that resolution of these matters will have a material adverse impact on the Partnership’s financial condition or results of operations.

CNL Income Canada Lessee Corporation

Financial Statements

As of and for the period from December 3, 2004 (date of inception) to December 31, 2004

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors of

CNL Income Canada Lessee Corporation

In our opinion, the accompanying balance sheet and the related statement of operations, of stockholder’s equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of CNL Income Canada Lessee Corporation at December 31, 2004, and the results of their operations and their cash flows for the period from December 3, 2004 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 29, 2005

Orlando, Florida

The accompanying notes are an integral part of these financial statements.

CNL Income Canada Lessee Corporation

Balance Sheet

December 31, 2004

Assets

Cash	$492,765
Other asset	17,895

Total assets	$510,660

Liabilities and Equity

Accounts payable and accrued expenses	$85,380
Security deposits	208,616
Rent payable	199,785

Total liabilities	493,781

Stockholder’s equity:
Common stock, no par value, 1,000 shares authorized, 100 shares issued and outstanding	—
Retained earnings	16,555
Accumulated other comprehensive income	324

Total equity	16,879

Total liabilities and equity	$510,660

The accompanying notes are an integral part of these financial statements.

CNL Income Canada Lessee Corporation

Statement of Operations

For the period from December 3, 2004 (date of inception) to December 31, 2004

Revenues:
Rental income	$224,095

Costs and expenses:
Rental expense	197,393

Income before provision for income taxes	26,702
Provision for income taxes	10,147

Net income	$16,555

The accompanying notes are an integral part of these financial statements.

CNL Income Canada Lessee Corporation

Statement of Stockholder’s Equity and Comprehensive Income

For the period from December 3, 2004 (date of inception) to December 31, 2004

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Number of Shares	Par Value
Balance at December 3, 2004	—	$—	$—	$—	$—
Issuance of common stock	100	—	—	—	—
Net income	—	—	16,555	—	16,555
Foreign currency translation	—	—	—	324	324

Total comprehensive income					16,879

Balance at December 31, 2004	100	$—	$16,555	$324	$16,879

The accompanying notes are an integral part of these financial statements.

CNL Income Canada Lessee Corporation

Statement of Cash Flows

For the period from December 3, 2004 (date of inception) to December 31, 2004

Cash flows from operating activities:
Net income	$16,555
Adjustments to reconcile net income to cash provided by operating activities based on changes in assets and liabilties:
Other assets	(17,895)
ccounts payable and accrued expenses	85,380
Security deposits	210,502
Rent payable	199,785

Net cash provided by operating activities	494,327

Effect of exchange rate changes on cash	(1,562)
Net increase in cash	492,765
Cash, beginning of period	—

Cash, end of period	$492,765

Cash paid during the year for:	$—
Income taxes

The accompanying notes are an integral part of these financial statements.

CNL Income Canada Lessee Corporation

Notes from Financial Statements

For the period from December 3, 2004 (date of inception) to December 31, 2004

1.	Business

Organization

CNL Income Canada Lessee Corporation (the “Company”) is a Canadian company that was formed on December 3, 2004. The Company is a wholly owned taxable REIT subsidiary by CNL Income Properties, Inc. (the “REIT”).

On December 3, 2004, the Company entered into master lease agreements with respect to certain retail and commercial real estate at two resort villages: the Village at Blue Mountain, Ontario and the Village at Whistler Creekside, British Columbia (collectively, the “Properties”). The Properties are wholly-owned by US Canadian Property Trust Alpha (the “Trust”), which is ultimately wholly-owned by the REIT. Under the terms of the master lease agreement, the Company assumed all rights, obligations and interests in the existing leases with the tenants at the Properties, and in turn, the Company agreed to pay rent to the Trust in accordance with the master lease agreement.

On December 3, 2004, the Company also entered into long-term management contracts with wholly-owned subsidiaries of Intrawest Resorts, Inc. (“Intrawest”) whereby Intrawest will conduct all of the day-to-day property management and leasing activities of the Properties in accordance with the terms of the management agreement. Prior to the Trust’s acquisition of the Properties, the Properties were owned and managed by Intrawest.

2.	Summary of Significant Accounting Policies

A summary of significant accounting principles and practices used in the preparation of the financial statements follows:

Basis of Financial Statement Presentation

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of financial statements and report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Rental Revenue Recognition

The Company recognizes rental income generated from its leases on a straight line basis over the terms of the respective leases. Some leases contain provisions for the tenants’ payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent is recognized as revenue when the underlying threshold has been reached in accordance with the provisions of Staff Accounting Bulletin 101.

Rental Expense Recognition

The Company accrues the fixed rental expense using the straight line basis over the terms of the master lease agreement. Percentage rental expense is accrued evenly throughout the year based on the Company’s estimate of annual percentage rent expense.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are

CNL Income Canada Lessee Corporation

Notes from Financial Statements

For the period from December 3, 2004 (date of inception) to December 31, 2004

2.	Summary of Significant Accounting Policies, Continued

recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Foreign Currency Translation

The Company is a Canadian entity that performs the following translation to U.S. Dollars in order to report under United States generally accepted accounting principles. The results of operations are maintained in the local currency and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholder’s equity as a cumulative foreign currency translation adjustment, a component of accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in the accompanying statement of operations.

3.	Master Lease Agreements

On December 3, 2004, the Company entered into master lease agreements with the Trust for the Properties. Under the terms of the master lease agreement, the Company assumed all rights and interests in the existing leases with the tenants at the Properties, and in turn, the Company agreed to pay rent to the Trust in accordance with the master lease agreement, the Company is also responsible for utility charges, insurance premiums, condominium association fees and other charges arising in connection with the operation of the Properties.

The initial fixed term of the lease expires on December 3, 2025 and shall automatically extend for two extension terms of five years each, unless the Company elects to terminate the lease in accordance with the terms of the lease agreement.

Under the master lease agreements, the Company is required to remit, minimum fixed rents as well as percentage rents based on gross revenues as defined in the master lease agreement. For the period ended December 31, 2004, fixed rents amounted to $175,207 and percentage rents amounted to $22,186

CNL Income Canada Lessee Corporation

Notes from Financial Statements

For the period from December 3, 2004 (date of inception) to December 31, 2004

3.	Master Lease Agreements, Continued

Future minimum rental payments to the Trust under the master lease agreement are as follows:

2005	$2,688,092
2006	2,741,268
2007	3,067,774
2008	3,067,774
2009	3,067,774
Thereafter	46,016,610

Total	$60,649,292

4.	Leases

The Company has assumed the existing leases between tenants and the Properties. These leases call for base minimum rents and percentage rents based on the tenants’ gross revenues, as well as reimbursement for certain operating expenses of the Properties.

For the period ended December 31, 2004, base rental income amounted to $224,095. No percentage rental income was recognized during the period ended December 31, 2004.

Future minimum rental receipts under non-cancelable operating leases with tenants of the Properties having remaining terms in excess of one year as of December 31, 2004 are as follows:

	Third Party	Intrawest	Total
2005	$1,917,101	1,069,612	2,986,713
2006	1,912,613	1,073,448	2,986,061
2007	1,762,817	1,079,925	2,842,742
2008	1,575,876	1,090,237	2,666,113
2009	1,225,117	899,273	2,124,390
Thereafter	6,064,434	13,543,043	19,607,477

Total	$14,457,958	18,755,538	33,213,496

The future minimum rental receipts in the table above from Intrawest relate to tenants that are affiliated with Intrawest. Those leases call for base minimum rents and percentage rents base on the tenants gross revenues, as well as reimbursement for certain operating expenses of the Properties. The terms of the lease agreements range from 15 to 20 years with four five-year renewal options.

Additionally, Intrawest has executed leases for all unleased space at the Properties for a term of not less than 48 months with minimum base rents at market rates. The Canadian interim leases will remain in place for a maximum of 10 years or until stable third party tenants are in place with minimum base rents at market rates.

CNL Income Canada Lessee Corporation

Notes from Financial Statements

For the period from December 3, 2004 (date of inception) to December 31, 2004

4.	Leases, Continued

Intrawest has executed a full recourse corporate indemnity guaranteeing the payment of contractual rents for all existing leases made to Intrawest or any of its affiliates for the term of each of the respective leases. If certain cash flow levels are achieved, rents under the interim leases with Intrawest will not be due.

For the period ended December 31, 2004, base rental income received from Intrawest amounted to $69,222. No rental income was recognized under the interim leases or percentage rent for the period ended December 31, 2004. At December 31, 2004, the Company had a payable in the amount of $16,656 recorded on the accompanying balance sheet that related to interim rent collected from Intrawest that will be returned to Intrawest as the required operational cash flows were achieved without interim rents.

5.	Commitments and Contingencies

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management does not believe that resolution of these matters will have a material adverse impact on the Company’s financial condition or results of operations.

6.	Taxes

The Company utilized an estimated effective rate of 38% in recording the provision for income taxes in the accompanying statement of operations. There are no temporary differences between the tax basis of the assets and liabilities and their financial statement reporting amounts.

US Canadian Property Trust Alpha

Financial Statements

As of and for the period from December 3, 2004 (date of inception) to December 31, 2004

Report of Independent Registered Certified Public Accounting Firm

To the Trustees of

US Canadian Property Trust Alpha

In our opinion, the accompanying balance sheet and the related statement of operations, of trust corpus and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of US Canadian Property Trust Alpha at December 31, 2004, and the results of their operations and their cash flows for the period from December 3, 2004 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 29, 2005

Orlando, Florida

US Canadian Property Trust Alpha

Balance Sheet

December 31, 2004

Assets

Cash	$13,750
Rent receivable	199,785
Prepaid interest	35,277
Property and equipment, net	31,879,462
Lease costs, net	1,014,667
Intangible lease assets, net	581,547
Deferred loan costs, net of accumulated amortization of $4,974	633,009

Total assets	$34,357,497

Liabilities and Trust Corpus

Accounts payable and accrued expenses	$4,046
Accrued interest	122,445
Intangible lease liabilities, net	1,196,990
Mortgage loan payable	22,085,980
Mortgage loan payable to related parties	11,099,464

Total liabilities	34,508,925

Trust corpus	(58,353)
Accumulated other comprehensive loss	(93,075)

Total trust corpus	(151,428)
Total liabilities and trust corpus	$34,357,497

The accompanying notes are an integral part of these financial statements.

US Canadian Property Trust Alpha

Statement of Operations

For the period from December 3, 2004 (date of inception) to December 31, 2004

Revenues:
Rental income	$198,252

Costs and expenses:
Interest	222,058
Depreciation	79,672
Amortization of lease costs	20,893
Amortization of loan costs	4,914
Other expenses	2,410

Total costs and expenses	329,947

Net loss	$(131,695)

The accompanying notes are an integral part of these financial statements.

US Canadian Property Trust Alpha

Statement of Trust Corpus and Comprehensive Loss

For the period from December 3, 2004 (date of inception) to December 31, 2004

	Trust Corpus	Accumulated Other Comprehensive Loss	Total
Contributions to Trust	$73,342	$—	$73,342
Net loss	(131,695)	—	(131,695)
Foreign currency translation	—	(93,075)	(93,075)

Total comprehensive loss			(224,770)

Balance, December 31, 2004	$(58,353)	$(93,075)	$(151,428)

The accompanying notes are an integral part of these financial statements.

US Canadian Property Trust Alpha

Statement of Cash Flows

For the period from December 3, 2004 (date of inception) to December 31, 2004

Cash flows from operating activities:
Net loss	$(131,695)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	79,672
Amortization of lease and loan costs	25,807
Amortization of intagible lease assets	7,419
Accretion of intagible lease liabilities	(8,278)
Changes in assets and liabilties:
Rent receivable	(197,461)
Prepaid interest	(34,867)
Accounts payable and accrued expenses	3,999
Accrued interest	121,021

Net cash used in operating activities	(134,383)

Cash flows from investing activities:
Acquisition of property and equipment	(32,227,254)
Lease costs	(1,044,471)
Intangible lease assets	(593,980)
Intangible lease liabilities	1,215,444

Net cash used in investing activities	(32,650,261)

Cash flows from financing activities:
Proceeds from mortgage loan payable to related party	11,100,000
Proceeds from mortgage loan payable	22,270,596
Payment of deferred loan costs	(643,315)
Contribution to Trust	73,342

Net cash provided by financing activities	32,800,623

Effect of exchange rate changes on cash	(2,229)
Net increase in cash	13,750
Cash, beginning of period	—

Cash, end of period	$13,750

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$134,890

The accompanying notes are an integral part of these financial statements.

US Canadian Property Trust Alpha

Notes to Financial Statements

For the period from December 3, 2004 (date of inception) to December 31, 2004

1.	Business

Organization

US Canadian Property Trust Alpha (the “Trust”) is an Island of Jersey Trust. The Trust was formed on December 3, 2004, to acquire certain retail and commercial real estate from Intrawest Resorts, Inc. (“Intrawest”) at two resort villages in Canada: the Village at Blue Mountain, Ontario and the Village at Whistler Creekside, British Columbia (collectively, the “Properties”).

The Trust is wholly-owned by CNL Income Properties, Inc. (the “REIT”)

The Properties are leased under long-term master lease agreements with CNL Income Canada Lessee Corp. (the “CNL Tenant”). The CNL Tenant is also wholly-owned by the REIT. The CNL Tenant has entered into long-term management agreement with affiliates of Intrawest to manage the day-to-day operations of the Properties.

The Trust acquired the Properties at a total cost of approximately $32.8 million. The Trust funded the acquisition with third party debt of approximately $21.6 million ($22.3 million net of $643 thousand of loan costs) and borrowing from the REIT and Intrawest in the amount of approximately $11.2 million. The purchase price was allocated to assets acquired as follows:

Property and equipment	32,227,254
Intangible assets, net	423,007
Miscellaneous assets	150,362

$32,800,623

2.	Summary of Significant Accounting Policies

A summary of significant accounting principles and practices used in the preparation of the financial statements follows:

Basis of Financial Statement Presentation

The Trust prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of financial statements and report amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Purchase Price Allocation

In determining the allocation of the purchase price of properties, the Trust follows Financial Accounting Standards No. 141, “Business Combinations”, or FAS 141, and allocates the value of real estate acquired among the building and tenant improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in place leases. No value was assigned to the tenant relationships as the Properties are too new and trustees cannot determine whether a certain tenant will renew their lease or not at the end of the term. No value was assigned to the land as the Trust owns only an undivided interest in the land that the building and tenant improvements are located on. Purchase price allocations and the determination of useful lives are based on management’s estimates and, under some circumstances, studies commissioned from independent real estate appraisal firms.

Purchase price allocations to building were based on management’s determination of the relative fair values of these assets assuming the property is vacant, similar to those used by independent appraisers.

US Canadian Property Trust Alpha

Notes to Financial Statements

For the period from December 3, 2004 (date of inception) to December 31, 2004

2.	Summary of Significant Accounting Policies, Continued

Purchase price allocations to tenant improvements were estimated using replacement cost less economic depreciation.

Purchase price allocations to above market and below market leases are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.

Purchase price allocations to in place leases based on the present value of the estimated avoided costs determined based on estimates of rent loss and an estimate of carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs to execute similar leases in current market conditions, such as leasing commissions, legal and other related costs.

Property and Equipment, net

Property and equipment is stated at cost and includes buildings and tenant improvements. Buildings are depreciated on the straight – line method over 39 years. Tenant improvements are depreciated on the straight – line method over the shorter of the lease term or the estimated useful life.

Lease Costs

Lease costs are comprised of in place lease values and are amortized to expense over the remaining non-cancelable periods of the respective leases. Such amortization amounted to $20,893 during the period ended December 31, 2004.

If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease is written off.

Intangible Lease Assets and Liabilities

Intangible lease assets are comprised of above market lease values and are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. Amortization related to above market lease values decreased rental income by $7,419 during the period ended December 31, 2004.

Intangible lease liabilities are comprised of below market lease values and are accreted as an increase to rental income over the non-cancelable periods of the respective leases. Accretion amounted to a rental income increase of $8,278 during the period ended December 31, 2004.

If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease is written off.

Deferred Loan Costs

Deferred loan costs, primarily loan origination and related fees, are deferred and amortized over the life of the loan using the straight-line method which approximates the effective interest method.

Revenue Recognition

The Trust records rental revenue on the straight-line basis over the terms of the respective leases. Percentage rent that is due based upon the gross revenues of the CNL Tenant will be recorded when the underlying threshold has been reached in accordance with the provisions of Staff Accounting Bulletin 101.

US Canadian Property Trust Alpha

Notes to Financial Statements

For the period from December 3, 2004 (date of inception) to December 31, 2004

2.	Summary of Significant Accounting Policies, Continued

Income Taxes

The Trust’s structure is not subject to income taxes. As a result, the earnings or losses for Federal income tax purposes are included in the tax returns of the Trust’s beneficiaries.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Trust’s long-lived assets are tested for recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. For the period ended December 31, 2004, the Trust recorded no impairments.

Foreign Currency Translation

The Company is a Canadian entity that performs the following translation to U.S. dollars in order to report under U.S. generally accepted accounting principles. The results of operations are maintained in the local currency and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in trust corpus as a cumulative foreign currency translation adjustment, a component of accumulated other comprehensive income. Gains and losses from foreign currency transactions are included in the accompanying statement of operations.

3.	Property and Equipment, net

Property and equipment, net consists of the following at December 31, 2004:

2004
Building	$27,417,899
Tenant improvements	4,542,200

31,960,099
Less: accumulated depreciation	(80,637)

$31,879,462

4.	Lease Cost and Intangible Lease Assets and Liabilities

Lease cost, net and intangible lease assets and liabilities, net consist of the following at December 31, 2004:

	Lease Costs	Intangible Lease Asset	Intangible Lease Liability
Balance	$1,035,813	$589,056	$1,205,368
Accumulated amortization or accretion	(21,146)	(7,509)	(8,378)

	$1,014,667	$581,547	$1,196,990

US Canadian Property Trust Alpha

Notes to Financial Statements

For the period from December 3, 2004 (date of inception) to December 31, 2004

5.	Master Lease Agreements

On December 3, 2004, the Trust entered into master lease agreements with the CNL Tenant for the Properties. Under the terms of the master lease agreements, the CNL Tenant assumed all rights and interests in the existing leases with the tenants at the Properties, and in turn, the CNL Tenant agreed to pay rent to the Trust in accordance with the master lease agreement. The CNL Tenant is also responsible for utility charges, insurance premiums, condominium association fees and other charges arising in connection with the operation of the Properties.

The initial fixed term of the lease expires on December 3, 2025 and shall automatically be extended for two extension terms of five years each, unless the CNL Tenant elects to terminate the lease in accordance with the terms of the lease agreement.

Under the master lease agreements, the CNL Tenant is required to remit minimum fixed rents as well as percentage rents based on gross revenues as defined in the master lease agreement. For the period ended December 31, 2004, fixed rents amounted to $175,207 and percentage rents amounted to $22,186.

Future minimum rental payments to the Trust under the master lease agreement with the CNL Tenant are as follows:

2005	$2,688,092
2006	2,741,268
2007	3,067,774
2008	3,067,774
2009	3,067,774
Thereafter	46,016,610

Total	$60,649,292

6.	Mortgage Loan Payable

In connection with the acquisition of the Properties on December 3, 2004, the Trust obtained a $22,085,980 mortgage loan payable from a third party that matures on January 11, 2015. The mortgage is collateralized by first mortgages and liens on the Properties and all other assets. Interest accrues at 5.83% with interest only payments due through December 11, 2006. Beginning with the January 11, 2007 payment, the Trust shall remit payments representing principal and interest in the amount of $130,012 until the note matures on December 11, 2014 and the Trust must remit any unpaid principal balance at that time. The Trust incurred interest expense of $101,079 during the period ended December 31, 2004.

The required annual principal payments on the mortgage loan payable at December 31, 2004 are as follows:

2005	$—
2006	—
2007	279,994
2008	293,129
2009	314,314
Thereafter	21,198,543

Total	$22,085,980

7.	Mortgage Loan Payable to Related Party

In connection with the acquisition of the Properties on December 3, 2004, the Trust obtained a $2,280,000 mortgage loan payable from Intrawest. The mortgage is collateralized by the Pledged Interest and Proceeds as defined in a pledge agreement. Interest accrues at 14.00% through December 31, 2005, 14.25% from

US Canadian Property Trust Alpha

Notes to Financial Statements

For the period from December 3, 2004 (date of inception) to December 31, 2004

7.	Mortgage Loan Payable to Related Party, Continued

January 1, 2006 to December 31, 2006 and 14.5% thereafter. The payments of interest only are due quarterly through December 2, 2029 when the principal is to be paid in full. The Trust incurred interest expense of $31,501 during the period ended December 31, 2004 relating to this note to Intrawest.

In connection with the acquisition of the Properties on December 3, 2004, the Trust obtained an $8,820,000 mortgage loan payable from the REIT. The mortgage is collateralized by the Pledged Interest and Proceeds as defined in the Pledge Agreement. Interest accrues at 14.00% through December 31, 2005, 14.25% from January 1, 2006 to December 31, 2006 and 14.5% thereafter. The payments of interest only are due quarterly through December 2, 2029 when the principal is to be paid in full. The Trust incurred interest expense of $89,478 during the period ended December 31, 2004 relating to this note with the REIT.

8.	Commitments and Contingencies

From time to time the Trust may be exposed to litigation arising from operations of its business in the ordinary course of business. Management does not believe that resolution of these matters will have a material adverse impact on the Trust’s financial condition or results of operations.

Intrawest Corporation

Selected Financial Data

The following selected financial data is filed as part of this report as a result of Intrawest Corporation (“Intrawest”) managing the Resort Village Properties owned by the Company through its unconsolidated entities as of December 31, 2004. The selected financial data presented for Intrawest as of June 30, 2004 and June 30, 2003, and for each of the three years ended June 30, 2004, was obtained from the Form 40-F filed by Intrawest with the Commission for the year ended June 30, 2004. The selected financial data presented for Intrawest as of December 31, 2004, was obtained from the Form 6-K filed by Intrawest with the Commission for the six months ended December 31, 2004.

(in Thousands, except per share data)

Consolidated Balance Sheet Data:

	December 31, 2004 (unaudited)	June 30, 2004	June 30, 2003
Current assets	$903,562	$777,329	$1,049,983
Total assets	2,653,642	2,255,750	2,515,722
Current liabilities	664,067	406,371	640,498
Noncurrent liabilities	1,122,324	1,018,804	1,117,726
Minority interests	42,289	43,266	46,359
Stockholders’ equity	824,962	787,309	711,139

Consolidated Statements of Operations Data:

	Six Months Ended December 31, 2004 (unaudited)	Year Ended June 30, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002
Revenues	$636,842	$1,543,904	$1,086,639	$985,971

Net income (loss)	$(14,702)	$59,949	$34,176	$58,480

Basic net income (loss) per share	$(0.31)	$1.26	$0.73	$1.33

Diluted net income (loss) per share	$(0.31)	$1.25	$0.73	$1.31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2005.

CNL INCOME PROPERTIES, INC.

By:	/s/ Thomas J. Hutchison, III
THOMAS J. HUTCHISON, III
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Tammie A. Quinlan
TAMMIE A. QUINLAN
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James M. Seneff, Jr. James M. Seneff, Jr.	Chairman of the Board	March 29, 2005

/s/ Robert A. Bourne Robert A. Bourne	Vice Chairman of the Board and Treasurer	March 29, 2005

/s/ Robert J. Woody Robert J. Woody	Independent Director	March 29, 2005

/s/ Bruce Douglas Bruce Douglas	Independent Director	March 29, 2005

/s/ Dennis N. Folken Dennis N. Folken	Independent Director	March 29, 2005

s/ Thomas J. Hutchison, III Thomas J. Hutchinson, III	Chief Executive Officer (Principal Executive Officer)	March 29, 2005

/s/ Tammie A. Quinlan Tammie A. Quinlan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES

PURSUANT TO SECTION 12 OF THE ACT

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2004 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2005 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the Commission when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibits
2.1	Purchase and Sale Agreement between Whistler Mountain Resort Limited Partnership and Intrawest Corporation as Sellers and US Canadian Trust Alpha as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.1 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.2	Purchase and Sale Agreement (Copper Mountain Commercial Properties) between the Sellers and CNL Village Retail Partnership, LP as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.2 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.3	Schedule of Omitted Purchase and Sale Agreements (Previously filed as Exhibit 2.3 to the Report on Form 8-K filed December 17, 2004, and incorporated herein by reference.)

2.4	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.4	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.1	Form of Escrow Agreement between CNL Income Properties and SouthTrust Bank (Previously filed as Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.2	Form of Advisory Agreement (Previously filed as Exhibit 10.2 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.3	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.4	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004 and Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.5	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and CNL Income Partners, LP, Lender (Previously filed as Exhibit 10.5 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.6	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and Intrawest Resorts, Inc., Lender (Previously filed as Exhibit 10.6 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.7	Master Lease Agreement dated December 3, 2004 by and between Whistler Mountain Resort Limited Partnership, as Landlord and CNL Income Canada Lessee Corp., as Tenant (Previously filed as Exhibit 10.7 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.8	Schedule of Omitted Lease Agreements (Previously filed as Exhibit 10.8 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.9	Property Management Agreement dated December 3, 2004 between Playground Real Estate Ltd. (Manager) and CNL Income Canada Lessee Corp. (Head Lessee) (Previously filed as Exhibit 10.9 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.10	Property Management Agreement dated as of December 3, 2004 between Intrawest U.S. Commercial Property Management, Inc. (Manager) and CNL Income Mammoth, LP (Owner) (Previously filed as Exhibit 10.10 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.11	Schedule of Omitted Management Agreements (Previously filed as Exhibit 10.11 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.12	Loan Agreement dated December 16, 2004 between CNL Village Retail Partnership, LP, Borrower and Intrawest Resort Finance, Inc., Lender (Previously filed as Exhibit 10.12 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.13	R&H US Canadian Property Limited, US Canadian Property Alpha Blue Mountain Nominee Corp., and US Canadian Property Alpha Whistler Nominee Corp, Borrowers and Congress Financial Corporation (Canada), Lender, Loan Agreement (Previously filed as Exhibit 10.13 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.14	Amended and Restated Limited Partnership Agreement of CNL Village Retail Partnership, LP dated December 3, 2004 (Previously filed as Exhibit 10.5 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

10.15	Master Lease dated as of February 14, 2005 by and between WTC-Trade Mart, L.P., a Delaware limited partnership as landlord, and Dallas Market Center Operating, L.P., a Delaware limited partnership as tenant (Previously filed as Exhibit 10.15 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

21	Subsidiaries of the Registrant (Previously filed as Exhibit 21 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)