Form 10-Q
period 2005-03-31
CNL INCOME PROPERTIES INC
filed 2005-05-12
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51288

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

The number of shares of common stock outstanding as of May 9, 2005 was 15,472,724.

CNL INCOME PROPERTIES, INC.

PART I Financial Information

Item 1. Financial Statements

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Investment in unconsolidated entities	$110,158,446	$41,913,212
Cash	13,752,159	36,710,117
Distributions receivable from unconsolidated entities	1,962,928	225,555
Prepaid expenses	221,925	72,477
Deferred offering costs	5,785,540	5,381,749
Other assets	414,812	1,653,317

Total Assets	$132,295,810	$85,956,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$633,516	$589,215
Due to affiliates	18,903,979	10,414,834

Total Liabilities	19,537,495	11,004,049

Commitment

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized at March 31, 2005, 13,220,617 shares issued and outstanding; one billion shares authorized at December 31, 2004, 8,838,978 shares issued and outstanding	132,206	88,390
Capital in excess of par value	114,770,598	76,719,939
Accumulated distributions in excess of net income	(2,144,489)	(1,855,951)

	112,758,315	74,952,378

Total Liabilities and Stockholders’ Equity	$132,295,810	$85,956,427

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

Quarter Ended March 31, 2005
Revenue	$—

Expenses:
Asset management fees to advisor	313,973
General and administrative	533,773

Total expenses	847,746

Operating loss	(847,746)

Other income:
Interest income	186,917
Equity in earnings of unconsolidated entities	1,652,997

Total other income	1,839,914

Net income	$992,168

Earnings per share of common stock (basic and diluted)	$0.09

Weighted average number of shares of common stock outstanding (basic and diluted)	10,775,650

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Quarter Ended March 31, 2005 and Year Ended December 31, 2004

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2003	20,000	$200	$199,800	$—	$200,000
Subscriptions received for common stock through public offering and distribution reinvestment plan	8,701,270	87,013	86,591,031	—	86,678,044
Issuance of restricted common stock	117,708	1,177	1,175,903	—	1,177,080
Stock issuance and offering costs	—	—	(11,246,795)	—	(11,246,795)
Net loss	—	—	—	(683,263)	(683,263)
Distributions, declared and paid ($.2593 per share)	—	—	—	(1,172,688)	(1,172,688)

Balance at December 31, 2004	8,838,978	$88,390	$76,719,939	$(1,855,951)	$74,952,378

Subscriptions received for common stock through public offering and distribution reinvestment plan	4,381,639	43,816	43,742,982		43,786,798
Stock issuance and offering costs			(5,692,323)		(5,692,323)
Net income	—	—	—	992,168	992,168
Distributions, declared and paid ($.1272 per share)	—	—	—	(1,280,706)	(1,280,706)

Balance at March 31, 2005	13,220,617	$132,206	$114,770,598	$(2,144,489)	$112,758,315

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Quarter Ended March 31, 2005
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$140,519

Investing activities:
Investments in unconsolidated entities	(61,919,904)
Acquisition fees and costs	(2,123,231)

Net cash used in investing activities	(64,043,135)

Financing activities:
Subscriptions received from stockholders	43,786,798
Stock issuance costs	(2,817,794)
Cash advance from affiliate	1,256,360
Distributions to stockholders	(1,280,706)

Net cash provided by financing activities	40,944,658

Net decrease in cash	(22,957,958)
Cash at beginning of period	36,710,117

Cash at end of period	$13,752,159

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$4,046,777

Supplemental disclosure of non-cash financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$3,876,219

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2005

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Income Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company operates and is making an election to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes beginning with its taxable year ended December 31, 2004. The Company was formed primarily to acquire directly and indirectly properties in the United States that will be leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators who are significant industry leaders. The asset classes in which the Company initially is most likely to invest and has invested include the following:

•	Property leased to dealerships

•	Campgrounds and manufactured housing, or recreational vehicle (“RV”) parks

•	Health clubs

•	Parking lots

•	Merchandise marts

•	Destination retail and entertainment centers

•	Marinas

•	Ski resorts, including real estate in and around ski resorts such as ski-in/ski-out alpine villages, lodging and other related properties

•	Golf courses, including golf clubs and courses that may offer amenities

•	Vacation ownership interests

•	Other attractions

The Company may also make or acquire loans or other permitted investments related to interests in real estate and may purchase equity and other interests in financings. In addition, the Company may invest up to 10% of its assets in businesses that provide services to, or are otherwise ancillary to, the types of properties in which it is permitted to invest. As of March 31, 2005 and December 31, 2004, the Company indirectly owned interests in properties at eight and seven locations, respectively, through its investments in unconsolidated entities.

2.	Significant Accounting Policies:

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim period presented. Operating results for the quarter ended March 31, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005. Amounts as of December 31, 2004, included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

The Company commenced active operations on June 23, 2004, when the minimum required offering proceeds was received and funds were released from escrow. Since operations had not begun, activities during the period August 11, 2003 (date of inception) through June 23, 2004 were devoted to the organization of the Company.

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and entities in which the Company has a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”) or is the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46”).

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED MARCH 31, 2005

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

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

Distributions Receivable – In accordance with the partnership agreements governing the unconsolidated entities in which the Company has invested, at the end of each quarter the partner distributions are calculated for the period and the partnership is obligated to make those distributions within 45 days after the quarter end. As such, the Company has recorded its share of the distribution receivable from its unconsolidated entities.

3.	Investment in Unconsolidated Entities:

As of March 31, 2005, the Company owned investments in unconsolidated entities accounted for under the equity method of accounting with carrying values totaling approximately $110.2 million.

In December 2004, the Company invested approximately $41.8 million in a partnership and a trust that acquired a portfolio of commercial real estate properties located in and around various ski and golf resort villages in the United States and Canada (the “Resort Village Properties”). Intrawest Corporation and its affiliates owned and operated these properties prior to the transaction and continue to own a 20% interest in, and operate, the properties under long-term management agreements. The Resort Village Properties consist of approximately 408,000 square feet of leasable retail and commercial space.

On February 14, 2005, the Company formed a partnership (the “DMC Partnership”) with Dallas Market Center Company, Ltd. (“DMC”) that acquired the Trade Mart, the World Trade Center, Market Hall and surface and garage parking areas at the Dallas Market Center (the “DMC Property”). The DMC Property is leased to Dallas Market Center Operating, L.P., a subsidiary of the existing management company, Market Center Management Company, Ltd., which continues to manage the DMC Property. The DMC Property consists of approximately 4.3 million leaseable square feet of showroom and exhibition space. As of March 31, 2005, the Company had invested approximately $61.2 million, excluding transaction costs, in the partnership for an 80% ownership interest.

The Company evaluated all of the variable interest entities that were formed in connection with the above transactions in accordance with FIN 46 and determined that the Company is not the primary beneficiary due to the significant rights and obligations retained by other venture partners and the disproportionate economic interests of the venture partners as compared to their respective ownership and voting percentages. Accordingly, the Company accounts for these investments under the equity method of accounting and records its share of equity in earnings from the entities using the hypothetical liquidation at book value method.

Under the hypothetical liquidation at book value method of accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. For the quarter ended March 31, 2005, the Company recognized equity in earnings from the entities of approximately $1.7 million. As of March 31, 2005 and December 31, 2004, the Company had distributions receivable of approximately $2.0 million and $225,555 from its unconsolidated entities, respectively. These distributions were received subsequent to March 31, 2005.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED MARCH 31, 2005

(UNAUDITED)

3.	Investment in Unconsolidated Entities (Continued):

The Company evaluated its investments in the unconsolidated entities for impairment at March 31, 2005 and determined that there was no impairment with respect to the carrying value of the investments.

In connection with the investments, the Company incurred certain acquisition and advisory fees which are paid to an affiliate. These fees are capitalized as part of the basis in the investments. Any excess carrying value of the investments over the book value of the underlying equity is amortized over the estimated useful lives of the underlying real estate tangible assets, which represent the assets to which the excess is most clearly related.

The following presents unaudited condensed financial information for the unconsolidated entities as of and for the quarter ended March 31, 2005:

	Intrawest Venture	DMC Partnership
Revenue	$4,025,187	$2,699,383
Property operating expenses	(1,543,012)	(53,510)
Depreciation & amortization expenses	(1,453,976)	(864,282)
Interest expense	(986,291)	(1,037,805)

Net income	$41,908	$743,786

Income (loss) allocable to other venture partners	$(1,024,167)	$72,488

Income allocable to the Company	$1,066,075	$671,298
Amortization of capitalized costs	(30,905)	(53,471)

Equity in earnings of unconsolidated entities	$1,035,170	$617,827

Total assets	$123,828,452	$220,436,906

Total long-term debt obligations	$67,026,212	$141,993,558

4.	Deferred Offering and Stock Issuance Costs:

Beginning on April 16, 2004, the Company offered for sale up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share) (the “Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the Offering. As of March 31, 2005, the total offering and stock issuance costs incurred to date was approximately $22.7 million.

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with due diligence of the Offering (see note 5). In accordance with the Company’s amended and restated articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering expenses to be paid by the Company may not exceed 13% of the aggregate offering proceeds. Therefore, offering costs of approximately $5.8 million, representing the portion of

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED MARCH 31, 2005

(UNAUDITED)

4.	Deferred Offering and Stock Issuance Costs (Continued):

those costs exceeding 13% of the offering proceeds, have been deferred as of March 31, 2005. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent the costs are within the 13% limitation. The remaining $16.9 million was deducted from the offering proceeds and charged to capital in excess of par value.

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

During the quarter ended March 31, 2005, the Advisor earned fees and incurred reimbursable expenses as follows:

Acquisition fees (1):
Acquisition fees from offering proceeds	$1,314,491
Acquisition fees from debt proceeds	3,413,159

4,727,650

Asset management fees (2)	313,973

Reimbursable expenses (3):
Offering costs	2,234,198
Acquisition costs	299,334
General and administrative expenses	592,419

3,125,951

Total	$8,167,574

(1)	Acquisition fees for services in the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt. The debt acquisition fees for the quarter ended March 31, 2005 were incurred in connection with the Company’s investment in the DMC Partnership with DMC and the partnership’s assumption of mortgage loans upon acquisition of the DMC Property.
(2)	Asset management fees of 0.08334% of the Company’s “real estate asset value,” as defined in the Company’s prospectus dated April 18, 2005, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. To the extent that the operating expenses, in any expense year, exceed the greater of 2% of average invested assets or 25% of net income, the advisor shall reimburse the Company, within 60 days after the end of the expense year, the amount by which the total operating expenses paid or incurred by the Company exceed the greater of the 2% or 25% threshold. The first expense year and measurement period will be the 12 month period ending June 30, 2005.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED MARCH 31, 2005

(UNAUDITED)

5.	Related Party Arrangements (Continued):

The Company also received a temporary advance of approximately $1.3 million from an affiliate of the Advisor to fund distributions paid to stockholders. The amount was repaid subsequent to March 31, 2005 upon receipt of the Company’s first quarter earnings distributions from its unconsolidated entities.

CNL Securities Corp., the managing dealer of the Company’s public offering, receives selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with due diligence of the Offering. A substantial portion of the selling commissions and marketing support fees are reallowed to participating broker dealers. During the quarter ended March 31, 2005, the Company incurred the following fees:

Selling commissions	$2,789,162
Marketing support fee & due diligence expenses	1,072,755

$3,861,917

Amounts due to affiliates for fees and expenses described above are as follows:

	March 31, 2005	December 31, 2004
Due to the Advisor and its affiliates:
Offering expenses	$9,392,576	$6,960,292
Asset management fees	313,973	—
Operating expenses	541,853	1,207,252
Acquisition fees and expenses	5,757,196	1,893,200
Temporary advances	1,256,360	—

	$17,261,958	$10,060,744

Due to CNL Securities Corp:
Selling commissions	$1,185,904	$320,767
Marketing support fees and due diligence expense	456,117	123,373
Offering costs	—	(90,050)

	$1,642,021	$354,090

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED MARCH 31, 2005

(UNAUDITED)

6.	Distributions:

On January 1, 2005 and February 1, 2005, the Company’s board of directors declared a distribution of $0.0417 per share for stockholders of record on January 1, 2005 and February 1, 2005, respectively, to be paid by March 31, 2005. On February 15, 2005, the Company’s board of directors declared a distribution of $0.0438 per share for stockholders of record at the close of business on March 1, 2005, to be paid by March 31, 2005. This represents an increased per share distribution. The January, February, and March distributions were primarily funded with a temporary advance of approximately $1.3 million from an affiliate of the Advisor. The advance was repaid subsequent to March 31, 2005 upon receipt of the Company’s first quarter earnings distributions from its unconsolidated entities.

Approximately 91.5% of the distributions for the quarter ended March 31, 2005 constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders for the quarter ended March 31, 2005 are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 2005, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2005.

7.	Commitment:

The Company has committed to contribute approximately $11.2 million to the DMC Partnership upon the partnership’s acquisition of the International Floral and Gift Center (“IFGC”) located at the Dallas Market Center. The DMC Partnership will purchase the IFGC for approximately $31.0 million and assume approximately $17.0 million in existing debt. It is anticipated that the acquisition of IFGC will be completed prior to June 30, 2005.

8.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0438 per share to stockholders of record at the close of business on April 1, 2005 and May 1, 2005, both of which are payable by June 30, 2005. The board of directors also declared a distribution of $0.0458 per share for stockholders of record at the close of business on June 1, 2005, payable by June 30, 2005.

Effective April 20, 2005, the Company’s board of directors and the Advisor agreed to renew the advisory agreement on substantially the same terms and conditions through April 16, 2006.

On May 6, 2005, the Company entered into a commitment with Branch Banking and Trust to execute a $5 million revolving line of credit. The line will primarily be used for working capital needs, distributions to stockholders and bridge financing on real estate investments. The line of credit will be unsecured, bear interest at the 30-day LIBOR plus 2.25% and have a term of two years. The financing is expected to be completed by the end of May 2005.

In May 2005, the Company received distribution payments of approximately $2.0 million from its unconsolidated entities, a portion of which was used to repay amounts temporarily advanced by an affiliate of the Advisor to fund first quarter distributions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the quarter ended March 31, 2005. Amounts as of December 31, 2004 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

OVERVIEW

CNL Income Properties, Inc. was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire properties in the United States that will be leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators who are significant industry leaders. We intend to elect to qualify, and currently operate, as a real estate investment trust (a “REIT”) for federal income tax purposes. We have retained CNL Income Corp. (the “Advisor”) as our advisor to provide management, acquisition, advisory and administrative services.

Beginning on April 16, 2004, we offered for sale up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Offering”). We commenced active operations on June 23, 2004, when the minimum required offering proceeds were received and funds were released to us from escrow. The activities from August 11, 2003 through June 23, 2004 were devoted to the organization of the Company. As of March 31, 2005 we had received aggregate offering proceeds totaling $130.5 million (13,082,909 shares), including $1.18 million (124,403 shares) purchased through our distribution reinvestment plan. We have and will continue to use proceeds from the Offering to invest in properties and other permitted investments.

We intend to focus our investment activities on and use the proceeds of our Offering primarily for the acquisition, development and ownership of properties that we believe (i) are part of an asset class wherein the supply of developed, specific-use real estate is greater than the demand for the intended use of such real estate; (ii) are part of an industry that is experiencing constraints on the availability of new capital, which we believe typically has the effect of lowering the purchase price of such properties from that which would typically be available; and/or (iii) have the potential for long-term revenue generation based upon certain demographic data including an aging baby boomer population and associated concentrations of wealth. We have initially begun to invest in, and will most likely continue to invest in, properties in the following assets classes (in no order of priority):

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

Although these are initially the most likely asset classes in which we have and will invest, we may acquire or invest in other types of properties which are not listed above that we believe have the potential for long-term revenue generation based upon underwriting criteria and models that we have developed and/or certain demographic criteria as described above.

Various wholly owned subsidiaries and unconsolidated entities have been and will be formed in the future by us for the purpose of acquiring and owning real estate properties. As of May 9, 2005, we have invested in retail and commercial properties at seven resort villages and one merchandise mart property. Management expects to continue to acquire properties with a view to diversify among the types of tenants, operators and the geographic location of the properties. The following is a summary of our investments in properties as of March 31, 2005:

In December 2004 we invested in a partnership that acquired retail and commercial properties at seven resort villages in the U.S. and Canada (the “Resort Village Properties”). All of the Resort Village Properties were acquired from Intrawest Corporation (“Intrawest”), which retained a twenty percent ownership interest in the Resort Village Properties and continues to operate them on behalf of our partnership (the “Intrawest Partnership”). Although we own an 80% interest in the Resort Village Properties, our ownership percentage exceeds our economic interest and our voting rights, and Intrawest may receive a greater return than us when the Resort Village Properties perform at certain levels. The Resort Village Properties consist of approximately 408,000 square feet of leasable space that was 100% economically leased and 94% physically leased as of March 31, 2005.

On February 14, 2005, we formed a partnership (the “DMC Partnership”) with Dallas Market Center Company, Ltd. (“DMC”) that acquired the Trade Mart, the World Trade Center, Market Hall and surface and garage parking areas at the Dallas Market Center (the “DMC Property”) located in Dallas, Texas. As of March 31, 2005, we had invested approximately $61.2 million, excluding transaction costs and held an 80% interest in the DMC Partnership. Although we own an 80% interest in the DMC Property and receive a certain return prior to any payments to DMC, DMC has equal voting rights on the management board of the DMC Property and shares control over certain key decisions with us. The DMC Property is leased to Dallas Market Center Operating, L.P., a subsidiary of the existing management company, Market Center Management Company, Ltd. (“MCMC”), which continues to manage the DMC Property. The DMC Property consists of approximately 4.3 million leaseable square feet of showroom and exhibition space.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for property acquisitions loans and other permitted investments and the payment of operating expenses and distributions to stockholders. Generally, our cash needs for items other than property acquisitions will be generated from operations, our investments or advanced from affiliates, although our affiliates are not obligated to advance such funds. We have also received a commitment for a line of credit, which will be used to bridge short term liquidity needs that arise due to timing of cash receipts and payments.

We intend to continue to acquire properties and consider making loans and other permitted investments with proceeds from our public offering and permanent debt financing to be obtained. If sufficient capital is not raised, it would limit our ability to acquire additional properties, make loans or permitted investments. This could impact our ability to raise the distribution rate due to our limited income from operations, unless we choose to borrow to do so.

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to be generated from properties, loans and other permitted investments to cover such distributions. In the event we are unable to acquire properties at the pace expected, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long term.

We believe that our current and anticipated capital resources, including cash on hand and the line of credit to be obtained, are sufficient to meet our liquidity needs for the coming year.

Common Stock Offering

As of March 31, 2005, we had received subscription proceeds in connection with the Offering of $130.5 million (13,082,909 shares). We raised on average approximately $14.6 million per month during the first quarter of 2005. During the period April 1, 2005 through May 9, 2005, we received additional subscription proceeds of approximately $22.5 million (2,252,107 shares). We primarily use the capital we raise to acquire properties and make other permitted investments and to pay fees and expenses in connection with the Offering and acquisitions.

Investments in and Earnings from Unconsolidated Entities

As of March 31, 2005, we had invested in properties at eight locations through our unconsolidated entities. We are entitled to receive quarterly cash distributions from the unconsolidated entities. These distributions are generally received within 45 days after quarter end and, when received, contribute to our cash from operating activities. Distributions receivable from our unconsolidated entities as of March 31, 2005 and December 31, 2004 were approximately $2.0 million and $225,555, respectively. Such amounts were received subsequent to March 31, 2005.

Borrowings

We intend to borrow money to acquire assets and to pay certain related fees. We have, and may continue to borrow money to pay distributions to stockholders. We also intend to encumber assets in connection with such borrowings. In general, the aggregate amount of permanent financing is not expected to exceed 50% of our total assets on an annual basis, however, it may likely exceed 50% for a limited period in our early acquisition stage. The maximum amount we may borrow is 300% of our net assets in the absence of a satisfactory showing that a higher level of borrowing is appropriate. In order to borrow an amount in excess of 300% of our net assets, a majority of the independent members of our board of directors must approve the borrowing, and the borrowing must be disclosed and explained to stockholders in our first quarterly report after such approval occurs.

We plan to obtain lines of credit, in an amount up to $100 million. The lines of credit may be increased at the discretion of our board of directors and may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. On May 6, 2005 we entered into a commitment with Branch Banking and Trust to execute a $5 million revolving line of credit. The line will primarily be used for working capital needs, distributions to stockholders and bridge financing on real estate investments. The line of credit will be unsecured, bear interest at the 30-day LIBOR plus 2.25% and have a term of two years. The financing is expected to close by the end of May 2005.

Related Party Arrangements

As of March 31, 2005, we owed our Advisor and certain of its affiliates $18.9 million for certain organizational and offering expenses, acquisition fees, asset management fees, selling commissions, marketing support fees and due diligence expense reimbursements, and operating expenses incurred on our behalf. In accordance with our amended and restated articles of incorporation, the total amount of certain offering, organization and stock issuance costs we pay may not exceed 13% of the aggregate offering proceeds. Accordingly, approximately $5.8 million of these costs have been capitalized and deferred as of March 31, 2005 with a corresponding amount due to our Advisor and certain of its affiliates. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent the costs are within the 13% limitation. In addition, to the extent that operating expenses payable or reimbursable to affiliates, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold. This test is applicable for us as of the end of the first Expense Year, which will be the twelve months ended June 30, 2005.

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

On January 1, 2005 and February 1, 2005, our board of directors declared a distribution of $0.0417 per share for stockholders of record on January 1, 2005 and February 1, 2005, respectively, to be paid by March 31, 2005. On February 15, 2005, our board of directors declared a distribution of $0.0438 per share for stockholders of record at the close of business on March 1, 2005, to be paid by March 31, 2005. This represents an increased per share distribution.

Approximately 91.5% of the distributions for the quarter ended March 31, 2005 constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders for the quarter ended March 31, 2005 are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization for tax purposes of distributions declared for the quarter ended March 31, 2005, may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2005. Due to the difference in the timing of distributions that we receive from the Resort Village Properties and the distributions that we pay our stockholders’ distributions, a portion of the January, February and March distributions were funded with a temporary advance from an affiliate of our Advisor in the approximate amount of $1.3 million.

In May 2005, we received distribution payments of approximately $2.0 million from the unconsolidated entities, a portion of which was used to repay amounts temporarily advanced by an affiliate of the Advisor to fund first quarter distributions.

Our board of directors declared distributions of $0.0438 per share to stockholders of record at the close of business on April 1, 2005 and May 1, 2005, both of which are payable June 30, 2005. Our board of directors also declared a distribution of $0.0458 per share for stockholders of record at the close of business on June 1, 2005, payable by June 30, 2005. This represents an increased per share distribution.

Cash Flow Analysis

Our net cash flow provided by operating activities of approximately $141,000 for the quarter ended March 31, 2005 was primarily attributable to interest earned on invested cash net of payments made for operating expenses. Subsequent to March 31, 2005, we received distributions of approximately $2.0 million from our unconsolidated entities in payment of our first quarter earnings.

Cash flows used in investing activities were approximately $64.0 million and consisted principally of contributions made to acquire our interests in the DMC Partnership for $61.2 million and the payment of acquisition fees and costs of $2.1 million.

The net cash flows provided by financing activities, totaling approximately $40.9 million, are attributable to the receipt of subscription proceeds, net of the payment of stock issuance costs in connection with the offering and distributions paid to stockholders.

RESULTS OF OPERATIONS

From the time of our formation on August 11, 2003 through June 23, 2004, we had not commenced active operations because we were in our organizational stage and had not received the minimum required offering amount of $2.5 million (250,000 shares). Operations commenced on June 23, 2004 when we received aggregate subscription proceeds in excess of the minimum offering amount. Our net income of $992,168 for the quarter ended March 31, 2005 included $533,773 in general operating and administrative expenses and $313,973 in asset management fees earned by our Advisor. We recognized equity in earnings of approximately $1.7 million generated from our investments in unconsolidated entities and earned interest income of $186,917. Our results of operations for the quarter ended March 31, 2005 are not necessarily indicative of what the results of operations will be for the year ending December 31, 2005.

OTHER

Funds from Operations

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

Reconciliation of net income to FFO for the quarter ended March 31, 2005:

Net income	$992,168

Adjustments:
Equity in earnings of unconsolidated entities	(1,652,997)
Pro-rata share of FFO from unconsolidated entities	2,404,758

Total funds from operations	$1,743,929

OFF BALANCE SHEET ARRANGEMENTS

We hold interests in unconsolidated entities that may affect our results of operations, financial liquidity, and capital expenditures. Our equity in earnings from unconsolidated entities for the quarter ended March 31, 2005 contributed approximately $1.7 million to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages. With respect to our investment in the Intrawest Partnership, Intrawest may receive a greater return than us when the Resort Village Properties perform at certain levels.

Intrawest executed leases as a tenant for all unleased space at the time that we acquired the Resort Village Properties and guaranteed the leases for all space then leased to Intrawest or its affiliates. The failure of Intrawest to meet this commitment would put us at risk in the event of a default or vacancy thereby potentially reducing our expected return.

In connection with the two loans encumbering the Resort Village Properties, if we engage in certain prohibited activities, we could become liable for the obligations of the unconsolidated entities which own the Resort Village Properties for certain enumerated recourse liabilities related to those entities and the Resort Village Properties. In the case of the borrowing for the Resort Village Properties located in Canada, our obligations are such that we could become liable for the entire loan if we triggered a default due to bankruptcy or other similar events.

We may also be responsible for a portion of capital expenditures for the Resort Village Properties. We do not expect to make any significant capital expenditures or contributions for these properties in the near term.

Borrowings of our unconsolidated entities

Upon closing the first tranche of the acquisition of the Dallas Market Center on February 14, 2005, the DMC Partnership became obligated for approximately $143 million in existing debt on the DMC Property. The securitized loan bears interest at a blended rate of 6.04% and requires monthly principal and interest payments of $889,145. The loan matures in September 2014 and allows prepayment after October 2006 under certain terms and conditions. The DMC Partnership also plans to acquire the International Floral and Gift Center (the “IFGC”). Upon acquisition of IFGC, the DMC Partnership will become obligated for approximately $17 million in existing debt on the property. The IFGC loan bears interest at a fixed rate of 5.45% and requires aggregate monthly principal and interest payments of $110,663. The loan matures on September 2012 and allows prepayment after August 2006 under certain terms and conditions.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table presents our contingent commitments and contractual obligations and the related payment periods as of March 31, 2005 (in thousands):

	Payments due in
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration (1)	$—	$—	$3,750	—	$3,750

Total contractual obligations	$—	$—	$3,750	—	$3,750

(1)	In connection with the purchase of the Resort Village Property located at Copper Mountain, Colorado, the Intrawest Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million. We have guaranteed the payment of the contingent purchase price to Intrawest on behalf of the Intrawest Partnership, of which, we own 80%.

In connection with our investment in the DMC Partnership and its acquisition of the DMC Property, we have also committed to acquire an 80% interest in the IFGC. We anticipate that we will contribute $11.2 million to the DMC Partnership to acquire the IFGC and that it will close prior to June 30, 2005, or within 60 days of lender approval of such acquisition. Lender approval was received on May 4, 2005.

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

As of March 31, 2005, we had not made any loans and did not have any direct borrowings under long-term debt or a line of credit. However, on May 6, 2005 we entered into a commitment with Branch Banking and Trust to execute a $5 million revolving line of credit. The line will primarily be used for working capital needs, distributions to stockholders and bridge financing on real estate investments. The line of credit will be unsecured, bear interest at the 30-day LIBOR plus 2.25% and have a term of two years. The financing is expected to close by the end of May 2005.

We are indirectly exposed to foreign currency risk related to our investment in unconsolidated Canadian entities. We are also indirectly exposed to credit risk and interest rate risk due the properties, mortgages and leasing activities in our unconsolidated entities. However, we believe our risk of foreign exchange loss and exposure to credit and interest rate risks are adequately mitigated as a result of our right to receive a preferred return on our investment from the unconsolidated entities.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in alerting our management in a timely manner to information required to be disclosed in our periodic SEC filings.

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

Item 1. Legal Proceedings – None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

We registered, pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-108355) that became effective on April 16, 2004, the offering and sale of up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share subject to discounts in certain cases). Of the 200 million shares of common stock that we registered, we initially designated five million shares at $9.50 per share for participants in our reinvestment plan.

As of March 31, and May 9, 2005, we have sold $130.5 million (13,082,909 shares), and $153.0 million (15,335,016 shares) respectively, in connection with the Offering. The shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the initial offering or the $1.2 million (117,708 restricted common shares) issued to CNL Financial Group, Inc. a company affiliated with our Advisor and wholly owned indirectly by our chairman of the board and his wife in December 2004. As of March 31, 2005, we have sold $1.18 million (124,403 shares) in connection with our distribution reinvestment plan, and we have incurred the following expenses in connection with the issuance of our registered securities:

Selling commissions	$8,185,679
Marketing support fee and due diligence expenses	3,148,726
Offering costs and expenses	5,604,713

Offering and stock issuance costs (1)	$16,939,118

(1)	The total amount of selling commissions, marketing support fees, due diligence expense reimbursements and other organizational and offering expenses are subject to an expense cap and may not exceed 13% of the gross offering proceeds. An additional $5.8 million of costs incurred in connection with the Offering (exceeding the 13% expense cap) has been deferred as of March 31, 2005. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 13% limitation.

The selling commissions, marketing support fee and due diligence expenses are paid to CNL Securities Corp., an affiliate of the Advisor which acts as our managing dealer, and a substantial portion of the selling commissions, marketing support fee and due diligence expenses are reallowed to third party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to an affiliate of our Advisor.

The net offering proceeds from the Offering, after deducting the total expenses described above, was $113.5 million at March 31, 2005. As of March 31, 2005 we had used approximately $110.2 million to acquire properties owned through our unconsolidated entities, of which approximately $3.3 million in acquisition fees were paid to our Advisor.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information – None

Item 6. Exhibits

The following documents are filed as part of this report.

2.1	Purchase and Sale Agreement between Whistler Mountain Resort Limited Partnership and Intrawest Corporation as Sellers and US Canadian Trust Alpha as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.1 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.2	Purchase and Sale Agreement (Copper Mountain Commercial Properties) between the Sellers and CNL Village Retail Partnership, LP as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.2 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.3	Schedule of Omitted Purchase and Sale Agreements (Previously filed as Exhibit 2.3 to the Report on Form 8-K filed December 17, 2004, and incorporated herein by reference.)

2.4	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.4	Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed May 9, 2005, and incorporated herein by reference.)

4.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.2	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.3	Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed May 9, 2005, and incorporated herein by reference.)

4.4	Form of Reinvestment Plan (Included in the Prospectus as Appendix A which was filed as part of the Registration Statement on Form S-11 (File No. 333-108355) filed April 15, 2004, and incorporated herein by reference.)

10.1	Form of Escrow Agreement between CNL Income Properties and SouthTrust Bank (Previously filed as Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.2	Advisory Agreement dated April 20, 2005 (filed herewith.)

10.3	Form of Reinvestment Plan (Included in the Prospectus as Appendix A which was filed as part of the Registration Statement on Form S-11 (File No. 333-108355) filed April 15, 2004, and incorporated herein by reference.)

10.4	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004 and Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.5	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and CNL Income Partners, LP, Lender (Previously filed as Exhibit 10.5 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.6	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and Intrawest Resorts, Inc., Lender (Previously filed as Exhibit 10.6 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.7	Master Lease Agreement dated December 3, 2004 by and between Whistler Mountain Resort Limited Partnership, as Landlord and CNL Income Canada Lessee Corp., as Tenant (Previously filed as Exhibit 10.7 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.8	Schedule of Omitted Lease Agreements (Previously filed as Exhibit 10.8 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.9	Property Management Agreement dated December 3, 2004 between Playground Real Estate Ltd. (Manager) and CNL Income Canada Lessee Corp. (Head Lessee) (Previously filed as Exhibit 10.9 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.10	Property Management Agreement dated as of December 3, 2004 between Intrawest U.S. Commercial Property Management, Inc. (Manager) and CNL Income Mammoth, LP (Owner) (Previously filed as Exhibit 10.10 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.11	Schedule of Omitted Management Agreements (Previously filed as Exhibit 10.11 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.12	Loan Agreement dated December 16, 2004 between CNL Village Retail Partnership, LP, Borrower and Intrawest Resort Finance, Inc., Lender (Previously filed as Exhibit 10.12 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.13	R&H US Canadian Property Limited, US Canadian Property Alpha Blue Mountain Nominee Corp., and US Canadian Property Alpha Whistler Nominee Corp, Borrowers and Congress Financial Corporation (Canada), Lender, Loan Agreement (Previously filed as Exhibit 10.13 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.14	Amended and Restated Limited Partnership Agreement of CNL Village Retail Partnership, LP dated December 3, 2004 (Previously filed as Exhibit 10.5 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

10.15	Master Lease dated as of February 14, 2005 by and between WTC-Trade Mart, L.P., a Delaware limited partnership as landlord, and Dallas Market Center Operating, L.P., a Delaware limited partnership as tenant (Previously filed as Exhibit 10.15 to Post Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of May, 2005.

CNL INCOME PROPERTIES, INC.

By:	/s/ Thomas J. Hutchison III
THOMAS J. HUTCHISON III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammie A. Quinlan
TAMMIE A. QUINLAN
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)