Form 10-Q
period 2005-06-30
CNL INCOME PROPERTIES INC
filed 2005-08-12
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(former name, former address and former fiscal year, if changed since last report)

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

The number of shares of common stock outstanding as of August 2, 2005 was 20,126,157.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS
Investment in unconsolidated entities	$124,536,507	$41,913,212
Cash	35,402,436	36,710,117
Distributions receivable from unconsolidated entities	2,459,312	225,555
Prepaid expenses	164,113	72,477
Deferred offering costs	6,472,775	5,381,749
Other assets	1,968,422	1,653,317

Total Assets	$171,003,565	$85,956,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$1,973,467	$—
Accounts payable and accrued expenses	992,752	589,215
Due to affiliates	8,157,393	10,414,834
Other liabilities	135,576	—

Total Liabilities	11,259,188	11,004,049

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 18,692,801 and 8,838,978 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	186,928	88,390
Capital in excess of par value	161,853,025	76,719,939
Accumulated distributions in excess of net income	(2,295,576)	(1,855,951)

	159,744,377	74,952,378

Total Liabilities and Stockholders’ Equity	$171,003,565	$85,956,427

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$—	$—	$—	$—

Expenses:
Asset management fees to advisor	676,979	—	990,952	—
General and administrative	420,985	194,507	954,758	194,507
Organization costs	—	22,357	—	22,357

Total expenses	1,097,964	216,864	1,945,710	216,864

Operating loss	(1,097,964)	(216,864)	(1,945,710)	(216,864)

Other income (expense):
Interest income	170,152	1,393	357,069	1,393
Interest expense and loan cost amortization	(24,516)	—	(24,516)	—
Equity in earnings of unconsolidated entities	2,829,101	—	4,482,098	—

Total other income	2,974,737	1,393	4,814,651	1,393

Net income (loss)	$1,876,773	$(215,471)	$2,868,941	$(215,471)

Earnings (loss) per share of common stock (basic and diluted)	$0.12	$(0.46)	$0.21	$(0.46)

Weighted average number of shares of common stock outstanding (basic and diluted)	15,913,099	465,537	13,358,566	465,537

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Quarter Ended June 30, 2005 and Year Ended December 31, 2004

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2003	20,000	$200	$199,800	$—	$200,000
Subscriptions received for common stock through public offering and reinvestment plan	8,701,270	87,013	86,591,031	—	86,678,044
Issuance of restricted common stock	117,708	1,177	1,175,903	—	1,177,080
Stock issuance and offering costs	—	—	(11,246,795)	—	(11,246,795)
Net loss	—	—	—	(683,263)	(683,263)
Distributions, declared and paid ($0.2593 per share)	—	—	—	(1,172,688)	(1,172,688)

Balance at December 31, 2004	8,838,978	88,390	76,719,939	(1,855,951)	74,952,378
Subscriptions received for common stock through public offering and reinvestment plan	9,853,823	98,538	98,232,496	—	98,331,034
Stock issuance and offering costs	—	—	(13,099,410)	—	(13,099,410)
Net income	—	—	—	2,868,941	2,868,941
Distributions, declared and paid ($0.2606 per share)	—	—	—	(3,308,566)	(3,308,566)

Balance at June 30, 2005	18,692,801	$186,928	$161,853,025	$(2,295,576)	$159,744,377

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Increase (decrease) in cash:
Operating activities:
Net cash provided by (used in) operating activities	$(591,566)	$1,393

Investing activities:
Investments in unconsolidated entities	(73,845,418)	—
Deposits	(200,000)	—
Acquisition fees and costs	(10,739,172)	—

Net cash used in investing activities	(84,784,590)	—

Financing activities:
Subscriptions received from stockholders	98,331,034	4,780,260
Stock issuance costs	(12,889,410)	—
Borrowings under line of credit, net of payments	1,973,467	—
Payment of loan costs	(38,050)	—
Distributions to stockholders	(3,308,566)	—

Net cash provided by financing activities	84,068,475	4,780,260

Net increase (decrease) in cash	(1,307,681)	4,781,653
Cash at beginning of period	36,710,117	1,000

Cash at end of period	$35,402,436	$4,782,653

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$—	$250,620

Allocation of acquisition fees to investments in unconsolidated entities	$3,583,567	$—

Supplemental disclosure of non-cash financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$1,301,026	$2,534,806

Distributions declared but not paid	$—	$24,732

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30, 2005

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Income Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes beginning with its taxable year ended December 31, 2004. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate properties. The Company was formed primarily to acquire directly and indirectly properties in the United States that will be leased on a long-term (generally five to 20-years, plus multiple renewal options), triple-net or gross basis to tenants or operators who are significant industry leaders. The asset classes in which the Company initially is most likely to invest or has invested include the following:

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

The Company may also make or acquire loans or other permitted investments related to interests in real estate and may purchase equity and other interests in financings. In addition, the Company may invest up to 10% of its assets in businesses that provide services to, or are otherwise ancillary to, the types of properties in which it is permitted to invest. As of June 30, 2005, and December 31, 2004, the Company indirectly owned interests in properties at eight and seven locations, respectively, through its investments in unconsolidated entities.

2.	Significant Accounting Policies:

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim period presented. Operating results for the quarter and six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. Amounts as of December 31, 2004 included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

The Company commenced active operations on June 23, 2004, when the minimum required offering proceeds were received and funds were released from escrow. Since operations had not begun, activities during the period August 11, 2003 (date of inception) through June 23, 2004 were devoted to the organization of the Company.

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and entities in which the Company has a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), or is the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”).

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED JUNE 30, 2005

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Reclassifications—Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation.

Investment in Unconsolidated Entities—The equity method of accounting is applied with respect to investments in entities in which the Company has determined that consolidation is not appropriate under FIN 46 or SOP 78-9. The difference between the Company’s carrying amount of its investments in unconsolidated entities and the underlying equity in the net assets of the entities is due to acquisition fees and expenses which have been allocated to the Company’s investment. These amounts are amortized over 39-years, which is the estimated life of the buildings when the properties were acquired. The Company records its equity in earnings of the entities under the hypothetical liquidation at book value method of accounting. Under this method, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value.

Distributions Receivable—In accordance with the partnership agreements governing the unconsolidated entities in which the Company has invested, at the end of each quarter the partner distributions are calculated for the period and the partnership is obligated to make those distributions within 45 days after the quarter end. As such, the Company has recorded its share of the distribution receivable from its unconsolidated entities.

3.	Investment in Unconsolidated Entities:

As of June 30, 2005, the Company owned investments in unconsolidated entities accounted for under the equity method of accounting with carrying values totaling approximately $124.5 million.

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

On February 14, 2005, the Company formed a partnership (the “DMC Partnership”) with Dallas Market Center Company, Ltd. (“DMC”) that acquired the Trade Mart, the World Trade Center, Market Hall and surface and garage parking areas at the Dallas Market Center (the “DMC Property”) located in Dallas, Texas for approximately $218.0 million, including the assumption of existing mortgage loans totaling approximately $143.0 million. The Company invested approximately $60.0 million in the DMC Partnership, representing an 80% equity interest, in connection with the acquisition of the DMC Property. The DMC Property consists of approximately 4.3 million leaseable square feet of showroom and exhibition space.

On May 25, 2005, the DMC Partnership acquired the International Floral and Gift Center (the “IFGC”) located at the Dallas Market Center for approximately $31.0 million, including the assumption of a $17.0 million existing mortgage loan. The Company contributed $11.2 million, excluding transaction costs, to the DMC Partnership in connection with the IFGC acquisition. The IFGC consists of approximately 440,000 square feet and houses permanent showrooms for floral products, holiday decorative products and related accessories. As of June 30, 2005, the Company had invested approximately $71.2 million, excluding transaction costs, in the DMC Partnership for an 80% equity interest.

The Company evaluated all of the variable interest entities that were formed in connection with the above transactions in accordance with FIN 46 and determined that the Company is not the primary beneficiary due to the significant rights and obligations retained by other venture partners and the disproportionate economic interests of the venture partners as compared to their respective ownership and voting percentages. Accordingly, the Company accounts for these investments under the equity method of accounting and records its share of equity in earnings from the entities using the hypothetical liquidation at book value method. Under this method, the Company’s share of the economic results of the unconsolidated entities is subject to change over time based on performance of those entities.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED JUNE 30, 2005

(UNAUDITED)

3.	Investment in Unconsolidated Entities (Continued):

Under the hypothetical liquidation at book value method of accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. For the quarter and six months ended June 30, 2005, the Company recognized equity in earnings from the entities of approximately $2.8 million and $4.5 million, respectively. As of June 30, 2005 and December 31, 2004, the Company had distributions receivable of approximately $2.5 million and $225,555 from its unconsolidated entities, respectively.

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

The following presents unaudited condensed financial information for the unconsolidated entities as of and for the quarter and six months ended June 30, 2005:

	Quarter Ended June 30, 2005		Six Months Ended June 30, 2005
	Intrawest Venture	DMC Partnership	Intrawest Venture	DMC Partnership
Revenue	$3,883,901	$5,700,253	$7,909,088	$8,399,636
Property operating expenses	(1,616,470)	(127,546)	(3,159,483)	(181,056)
Depreciation & amortization expenses	(1,438,585)	(1,811,078)	(2,892,561)	(2,675,360)
Interest expense	(983,120)	(2,279,186)	(1,969,411)	(3,316,991)

Net income (loss)	$(154,274)	$1,482,443	$(112,367)	$2,226,229

Income (loss) allocable to other venture partners	$(1,329,649)	$(339,237)	$(2,353,817)	$(266,749)

Income allocable to the Company (1)	$1,175,375	$1,821,680	$2,241,450	$2,492,978
Amortization of capitalized costs	(43,373)	(124,581)	(74,278)	(178,052)

Equity in earnings of unconsolidated entities	$1,132,002	$1,697,099	$2,167,172	$2,314,926

FOOTNOTES:

(1)	Income is allocated to the Company on the hypothetical liquidation at book value method of accounting (see Note 2).

	As of June 30, 2005		As of December 31, 2004
	Intrawest Venture	DMC Partnership	Intrawest Venture	DMC Partnership
Total assets	$122,274,527	$253,048,894	$121,051,018	$—

Total long-term debt obligations	$67,657,934	$157,802,763	$67,085,980	$—

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED JUNE 30, 2005

(UNAUDITED)

4.	Deferred Offering and Stock Issuance Costs:

Beginning on April 16, 2004, the Company offered for sale up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share) (the “Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the Offering. As of June 30, 2005, the total Offering and stock issuance costs incurred to date was approximately $30.8 million.

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with due diligence of the Offering (see Note 6). In accordance with the Company’s amended and restated articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering expenses to be paid by the Company may not exceed 13% of the aggregate offering proceeds. Therefore, offering costs of approximately $6.5 million, representing the portion of those costs exceeding 13% of the offering proceeds, have been deferred as of June 30, 2005. Deferred offering costs as of December 31, 2004 totaled approximately $5.4 million. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent the costs are within the 13% limitation. The Company is not obligated to pay the Advisor or certain of its affiliates costs that exceed the 13% limitation as of the end of the Offering. The remaining $24.3 million was deducted from the offering proceeds and charged to capital in excess of par value.

5.	Line of Credit:

On May 20, 2005 the Company closed on a $5.0 million revolving line of credit with Branch Banking and Trust. The line will primarily be used for working capital needs, distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR plus 2.25% (which was approximately 5.39% for the quarter ended June 30, 2005) and has a term of two years. As of June 30, 2005, borrowings outstanding under the line of credit were approximately $2.0 million. The loan agreement contains certain affirmative, negative and financial covenants including quarterly and annual financial reporting requirements, minimum net worth, and limitations on the incurrence of additional debt. The Company was in compliance with these covenants at June 30, 2005.

6.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with CNL Income Corp., a stockholder and the advisor (the “Advisor”) of the Company, and with the managing dealer of the Company’s public offering, CNL Securities Corp. The Company’s chairman of the board indirectly owns a controlling interest in the parent company of the Advisor. These affiliates receive fees and compensation in connection with the Offering and the acquisition, management and sale of the Company’s assets.

CNL Securities Corp., the managing dealer of the Company’s public offering, receives selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred up to 0.01% of proceeds in connection with due diligence of the Offering. A substantial portion of the selling commissions and marketing support fees are reallowed to participating broker dealers. During the quarters and six months ended June 30, 2005 and 2004, the Company incurred the following fees:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Selling commissions	$3,412,090	$211,527	$6,201,252	$211,527
Marketing support fee & due diligence expense reimbursements	1,323,109	81,357	2,395,864	81,357

Total	$4,735,199	$292,884	$8,597,116	$292,884

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED JUNE 30, 2005

(UNAUDITED)

6.	Related Party Arrangements (Continued):

During the quarters and six months ended June 30, 2005 and 2004, the Advisor earned fees and incurred reimbursable expenses as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Acquisition fees (1):
Acquisition fees from offering proceeds	$1,641,655	$147,936	$2,956,146	$147,936
Acquisition fees from debt proceeds	1,495,740	—	4,908,899	—

Total	3,137,395	147,936	7,865,045	147,936

Asset management fees (2):	676,979	—	990,952	—

Reimbursable expenses (3):
Offering costs	1,740,558	2,090,298	3,974,756	2,090,298
Organizational costs	—	22,357	—	22,357
Acquisition costs	279,749	70,302	579,083	70,302
Operating expenses (reimbursements)	(111,829)	425,862	480,591	425,862

Total	1,908,478	2,608,819	5,034,430	2,608,819

Total fees earned and reimbursable expenses	$5,722,852	$2,756,755	$13,890,427	$2,756,755

FOOTNOTES:

(1)	Acquisition fees for services in the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt. The debt acquisition fees for the quarter and six months ended June 30, 2005 were incurred in connection with the Company’s investment in the DMC Partnership with DMC and the partnership’s assumption of mortgage loans upon acquisition of the DMC Property and IFGC.

(2)	Asset management fees of 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus dated April 18, 2005, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.

(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities.

Pursuant to the advisory agreement, the Company will not reimburse the Advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. The first applicable expense year and measurement period was the twelve months ended June 30, 2005, for which the Company’s operating expenses exceeded the Expense Cap by $398,071. In accordance with the advisory agreement, such amount will not be reimbursed to the Advisor and has been recorded as a reduction in general and administrative expenses and the amounts due to affiliates.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED JUNE 30, 2005

(UNAUDITED)

6.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows:

	June 30, 2005	December 31, 2004
Due to the Advisor and its affiliates:
Offering expenses	$7,311,182	$6,960,292
Asset management fees	236,302	—
Operating expenses (reimbursements)	(111,829)	1,207,252
Acquisition fees and expenses	414,081	1,893,200

Total	$7,849,736	$10,060,744

Due to CNL Securities Corp:
Selling commissions	$222,197	$320,767
Marketing support fees and due diligence expense reimbursements	85,460	123,373
Offering costs	—	(90,050)

Total	$307,657	$354,090

Total due to affiliates	$8,157,393	$10,414,834

7.	Distributions:

On January 1, 2005 and February 1, 2005, the board of directors declared a distribution of $0.0417 per share for stockholders of record on January 1, 2005 and February 1, 2005, respectively, which were paid on March 31, 2005. On February 15, 2005, the board of directors declared a distribution of $0.0438 per share for stockholders of record at the close of business on March 1, 2005, which was paid on March 31, 2005. The January, February and March distributions were primarily funded with a temporary advance of approximately $1.3 million from an affiliate of the Advisor. The advance was repaid in the second quarter of 2005 upon receipt of the Company’s first quarter earnings distributions from its unconsolidated entities.

The Company’s board of directors declared distributions of $0.0438 per share to stockholders of record at the close of business on April 1, 2005 and May 1, 2005. The board of directors also declared a distribution of $0.0458 per share for stockholders of record at the close of business on June 1, 2005. These distributions were paid by June 30, 2005.

Approximately 60% of the distributions for the six months ended June 30, 2005 constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization of distributions declared for the quarter and six months ended June 30, 2005 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2005.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED JUNE 30, 2005

(UNAUDITED)

8.	Commitments & Contingencies:

In connection with the purchase of the resort village property located at Copper Mountain, Colorado, the Intrawest Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million. The Company has guaranteed the payment of the contingent purchase price to Intrawest on behalf of the Intrawest Partnership.

9.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0458 per share to stockholders of record at the close of business on July 1, 2005 and August 1, 2005, to be paid by September 30, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the quarter and six months ended June 30, 2005. Amounts as of December 31, 2004 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: conditions affecting the CNL brand name, increased direct competition, changes in general economic conditions, changes in government regulations, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, our ability to obtain additional lines of credit or permanent financing on satisfactory terms, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for mortgage loans, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

OVERVIEW

CNL Income Properties, Inc. was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire properties in the United States that will be leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators who are significant industry leaders. We currently operate and have elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2004. We have retained CNL Income Corp. (the “Advisor”) as our advisor to provide management, acquisition, advisory and administrative services.

Beginning on April 16, 2004, we offered for sale up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Offering”). We commenced active operations on June 23, 2004, when the minimum required offering proceeds were received and funds were released to us from escrow. The activities from August 11, 2003 (our inception) through June 23, 2004 were devoted to the organization of the company. As of June 30, 2005 we had received aggregate offering proceeds totaling $185.0 million (18,555,093 shares), including $2.3 million (215,638 shares) purchased through our distribution reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the initial offering or the $1.2 million (117,708 restricted common shares) issued in December 2004 to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly owned indirectly by our chairman of the board and his wife. We have and will continue to use proceeds from the Offering to invest in properties and other permitted investments.

We intend to focus our investment activities on and use the proceeds of our Offering primarily for the acquisition, development and ownership of properties that we believe (i) are part of an asset class wherein the supply of developed, specific-use real estate is greater than the demand for the intended use of such real estate; (ii) are part of an industry that is experiencing constraints on the availability of new capital, which we believe typically has the effect of lowering the purchase price of such properties from that which would typically be available; and/or (iii) have the potential for long-term revenue generation based upon certain demographic data including an aging baby boomer population and associated concentrations of wealth. We have initially begun to invest in, and will most likely continue to invest in, properties in the following asset classes (in no order of priority):

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

Although these are initially the most likely asset classes in which we have invested and will invest, we may acquire or invest in other types of properties which are not listed above that we believe have the potential for long-term revenue generation based upon underwriting criteria and models that we have developed and/or certain demographic criteria as described above.

Various wholly-owned subsidiaries and unconsolidated entities have been and will be formed in the future by us for the purpose of acquiring and owning real estate properties. As of June 30, 2005, we have invested in retail and commercial properties at seven resort villages and one merchandise mart property. Management expects to continue to acquire properties with a view to diversify among the types of tenants, operators and the geographic location of the properties. The following is a summary of our investments in properties as of June 30, 2005:

In December 2004 we invested in a partnership that acquired retail and commercial properties at seven resort villages in the U.S. and Canada (the “Resort Village Properties”). All of the Resort Village Properties were acquired from Intrawest Corporation (“Intrawest”). Due to certain legal, tax and lender requirements, the Canadian Resort Village Properties were acquired by us through a trust. Intrawest retained a 20% ownership interest in the partnership which owns the U.S. Resort Village Properties (the “Intrawest Partnership”). Intrawest continues to operate the Resort Village Properties pursuant to management agreements. Although we own an 80% interest in the Intrawest Partnership, our ownership percentage exceeds our economic interest and our voting rights, and Intrawest may receive a greater return than us when the Resort Village Properties perform at certain levels. The Resort Village Properties consist of approximately 408,000 square feet of leasable space that was 100% economically leased and 96% physically leased as of June 30, 2005.

On February 14, 2005, we formed a partnership (the “DMC Partnership”) to acquire the Dallas Market Center (the “DMC Property”) located in Dallas, Texas. The acquisition of the first tranche was completed on February 14, 2005 and included the World Trade Center, Dallas Trade Mart and Market Hall buildings as well as leases for the underlying land; limited use rights to the Apparel Mart (which resides on the Dallas Market Center campus); and related parking facilities on the property. Additional funding for the first tranche occurred on March 11, 2005. The DMC Partnership acquired the DMC Property for $218.0 million, including the assumption of existing mortgage loans totaling approximately $143.0 million. We invested approximately $60.0 million in the DMC Partnership, representing an 80% equity interest, in connection with the acquisition of the DMC Property. The DMC Property consists of approximately 4.3 million leaseable square feet of showroom and exhibition space. The DMC Property is leased to Dallas Market Center Operating, L.P., a subsidiary of the existing management company, Market Center Management Company, Ltd. (“MCMC”), which continues to manage the DMC Property. MCMC or related predecessor entities have managed the DMC Property since its inception.

On May 25, 2005, the DMC Partnership acquired the International Floral and Gift Center (the “IFGC”) located at the DMC Property for approximately $31.0 million, including the assumption of a $17.0 million existing mortgage loan. We contributed $11.2 million, excluding transaction costs, to the DMC Partnership in connection with the IFGC acquisition. The IFGC consists of approximately 440,000 square feet and houses permanent showrooms for floral products, holiday decorative products and related accessories. The IFGC is leased to IFDC Operating, L.P., a wholly-owned subsidiary of the existing management company, MCMC, under a long-term master lease agreement. MCMC or related predecessor entities have managed the IFGC since its inception.

As of June 30, 2005, we had invested approximately $71.2 million, excluding transaction costs and held an 80% interest in the DMC Partnership. Although we own an 80% interest in the DMC Property and IFGC and receive a certain return prior to any payments to DMC, DMC has equal voting rights on the management board of the DMC Property and shares control over certain key decisions with us.

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

Investments in Unconsolidated Entities. The equity method of accounting is applied with respect to investments in entities for which we have determined that consolidation is not appropriate under FIN 46 or SOP 78-9. We recognize equity in earnings from our unconsolidated entities under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the capital structure of those entities and the rights and priorities of the partners. The HLBV method differs from other generally accepted accounting methods in which an investing partner recognizes the percentage of a venture’s net income or loss based upon the partner’s percentage of ownership. Under the HLBV method, we must estimate at the balance sheet date what we would receive or be obligated to pay in accordance with the governing agreements if our unconsolidated entities were to liquidate all of their assets, pay their debts and distribute the remaining equity. As a result, we recognize income (equity in earnings) in each reporting period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Under this method, in any given period we could be recording more or less income than actual cash distributions received and more or less than we may receive in the event of an actual liquidation.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for property acquisitions, loans and other permitted investments and the payment of operating expenses and distributions to stockholders. Generally, our cash needs for items other than property acquisitions will be generated from operations, our investments or advances from affiliates, although our affiliates are not obligated to advance such funds. We have also entered into a revolving line of credit with a capacity of $5.0 million, which will be used to bridge short term liquidity needs that arise due to timing of cash receipts and payments.

We intend to continue to acquire properties and consider making loans and other permitted investments with proceeds from our public offering and permanent debt financing to be obtained. If sufficient capital is not raised, it would limit our ability to acquire additional properties, make loans or permitted investments. This could impact our ability to pay distributions or raise the distribution rate due to our limited income from operations, unless we choose to borrow to do so.

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

We believe that our current and anticipated capital resources, including cash on hand and the availability of funds from our line of credit are sufficient to meet our liquidity needs for the coming year.

Common Stock Offering

As of June 30, 2005, we had received subscription proceeds in connection with the Offering of $185.0 million (18,555,093 shares) excluding the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the initial offering and the $1.2 million (117,708 restricted common shares) issued in December 2004 to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly owned indirectly by our chairman of the board and his wife. We raised on average approximately $18.2 million per month during the second quarter of 2005. During the period July 1, 2005 through August 2, 2005, we received additional subscription proceeds of approximately $15.7 million (1,571,064 shares). We primarily use the capital we raise to acquire properties and make other permitted investments and to pay fees and expenses in connection with the Offering and acquisitions.

Investments in and Earnings from Unconsolidated Entities

As of June 30, 2005, we had invested in properties at eight locations through our unconsolidated entities. We are entitled to receive quarterly cash distributions from the unconsolidated entities. Distributions receivable from our unconsolidated entities as of June 30, 2005 and December 31, 2004 were approximately $2.5 million and $225,555, respectively. These distributions are generally received within 45 days after quarter end and, when received, are expected to contribute to our cash from operating activities.

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

We plan to obtain lines of credit, in an amount up to $100 million. The lines of credit may be increased at the discretion of our board of directors and may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. On May 20, 2005, we closed on a $5.0 million revolving line of credit with Branch Banking and Trust. The line will primarily be used for working capital needs, distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR plus 2.25% (approximately 5.39% for the quarter ended June 30, 2005) and has a term of two years. As of June 30, 2005, we had outstanding borrowings under the line of credit of approximately $2.0 million. The loan agreement contains certain affirmative, negative and financial covenants including quarterly and annual financial reporting requirements, minimum net worth, and limitations on the incurrence of additional debt. We were in compliance with these covenants at June 30, 2005.

See the section below titled “Off Balance Sheet and Other Arrangements – Borrowings of our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

Related Party Arrangements

As of June 30, 2005, we owed our Advisor and certain of its affiliates approximately $8.2 million for certain organizational and offering expenses, acquisition fees, asset management fees, selling commissions, marketing support fees, due diligence expense reimbursements and operating expenses incurred on our behalf. In accordance with our amended and restated articles of incorporation, the total amount of certain offering, organization and stock issuance costs we pay may not exceed 13% of the aggregate offering proceeds. Accordingly, approximately $6.5 million of these costs have been capitalized and deferred as of June 30, 2005, with a corresponding amount due to our Advisor and certain of its affiliates. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent the costs are within the 13% limitation. We are not obligated to pay our Advisor or certain of its affiliates costs that exceed the 13% limitation as of the end of the Offering.

In addition, to the extent that operating expenses payable or reimbursable to affiliates, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold (the “Expense Cap”). The first Expense Year was the twelve months ended June 30, 2005, for which our operating expenses exceeded the Expense Cap by $398,071. Therefore, such amount has been recorded as a reduction in operating expenses and amounts due to affiliates.

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

On January 1, 2005 and February 1, 2005, our board of directors declared a distribution of $0.0417 per share for stockholders of record on January 1, 2005 and February 1, 2005, respectively, which were paid on March 31, 2005. On February 15, 2005, our board of directors declared a distribution of $0.0438 per share for stockholders of record at the close of business on March 1, 2005, and paid on March 31, 2005. This represented an increased per share distribution.

Due to the difference in the timing of our receipt of distributions from our unconsolidated entities and our payment of distributions to our stockholders, a portion of the January, February and March distributions were funded with a temporary advance from an affiliate of our Advisor in the approximate amount of $1.3 million. In May 2005, we received distribution payments of approximately $2.0 million from our unconsolidated entities, a portion of which was used to repay amounts temporarily advanced by an affiliate of the Advisor to fund first quarter distributions.

Our board of directors declared distributions of $0.0438 per share to stockholders of record at the close of business on April 1, 2005 and May 1, 2005, both of which were paid on June 30, 2005. Our board of directors also declared a distribution of $0.0458 per share for stockholders of record at the close of business on June 1, 2005, paid on June 30, 2005. This represents an increased per share distribution. The distributions were temporarily funded, in part, by borrowings under our line of credit due to the timing differences between our payment of distributions to stockholders and receipt of the distributions from our unconsolidated entities. During the third quarter of 2005, we expect to receive distributions from our unconsolidated entities which will be used to repay this amount.

Our board of directors declared distributions of $0.0458 per share to stockholders of record at the close of business on July 1, and August 1, 2005 to be paid by September 30, 2005.

The distributions declared and paid during the six months ended June 30, 2005 were $3.3 million and exceeded net income for the six months ended June 30, 2005 by approximately $440,000. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceed net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the six months ended June 30, 2005, approximately 13% of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 60% of the distributions for the six months ended June 30, 2005 constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization of distributions declared for the quarter and six months ended June 30, 2005 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2005.

Cash Flow Analysis

Our net cash flow used in operating activities was $591,566 for the six months ended June 30, 2005 and was comprised of interest earned on invested cash, the receipt of distributions from our unconsolidated entities and payments made for operating expenses, as compared to the net cash flow from operating activities of $1,393 for the six months ended June 30, 2004, which consisted solely of interest income earned and received during the period in which we were operational.

Cash flows used in investing activities were approximately $84.8 million for the six months ended June 30, 2005 and consisted primarily of contributions made to acquire our interests in the DMC Partnership and the payment of acquisition fees and costs. We had no investing activities during the six months ended June 30, 2004.

For the six months ended June 30, 2005, the net cash flows provided by financing activities, were approximately $84.1 million and were primarily attributable to: the receipt of $98.3 million of subscription proceeds, the payment of $12.9 million in stock issuance costs in connection with the offering, distributions paid to stockholders of $3.3 million, and net borrowings under our line of credit of $2.0 million. The net cash flows provided by financing activities for the six months ended June 30, 2004 was $4.8 million and consisted solely of subscriptions proceeds received in connection with our offering.

RESULTS OF OPERATIONS

From the time of our formation on August 11, 2003 through June 23, 2004, we had not commenced active operations because we were in our organizational stage and had not received the minimum required offering amount of $2.5 million (250,000 shares). Operations commenced on June 23, 2004 when we received aggregate subscription proceeds in excess of the minimum offering amount. Our net loss of $215,471 for the quarter and six months ended June 30, 2004 included $194,507 in general operating and administrative expenses, $22,357 in organization costs and interest income of $1,393.

For the quarter and six months ended June 30, 2005, our net income of approximately $1.9 million and $2.9 million included $420,985 and $954,758 in general operating and administrative expenses and $676,979 and $990,952 in asset management fees, respectively. The net operating expenses included a reimbursement from our Advisor for amounts exceeding the Expense Cap, as described in the section above titled “Related Party Arrangements.” The overall increase in our operating expenses is directly related to the overall increase in our operating activities as compared to the same period in the prior year when we were in our organizational stage and the addition of assets under management. Currently, our primary source of income is the equity in earnings generated from our investments in unconsolidated entities. The structure and agreements governing those entities provides us a stated return on our investment in priority to any returns to our partners. We recognized equity in earnings of approximately $2.8 million and $4.5 million generated from our investments in unconsolidated entities for the quarter and six months ended June 30, 2005, respectively. See also the description of income recognition for our investments in unconsolidated entities in the section titled “Critical Accounting Policies” above.

Our results of operations for the quarter and six months ended June 30, 2005 are not necessarily indicative of what the results of operations will be for the year ending December 31, 2005.

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

Reconciliation of net income to FFO for the quarter and six months ended June 30, 2005 and 2004:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,876,773	$(215,471)	$2,868,941	$(215,471)
Adjustments:
Equity in earnings of unconsolidated entities	(2,829,101)	—	(4,482,098)	—
Pro-rata share of FFO from unconsolidated entities	4,600,665	—	7,005,423	—

Total funds from operations	$3,648,337	$(215,471)	$5,392,266	$(215,471)

Weighted average number of shares of common stock outstanding (basic and diluted)	15,913,099	465,537	13,358,566	465,537

FFO per share (basic and diluted)	$0.23	$(0.46)	$0.40	$(0.46)

OFF BALANCE SHEET AND OTHER ARRANGEMENTS

We hold interests in unconsolidated entities that may affect our results of operations, financial liquidity, and capital expenditures. Our equity in earnings from unconsolidated entities for the quarter and six months ended June 30, 2005 contributed approximately $2.8 million and $4.5 million to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages. With respect to our investment in the Intrawest Partnership, Intrawest may receive a greater return than us when the Resort Village Properties perform at certain levels.

Intrawest executed leases as a tenant for all unleased space at the time that we acquired the Resort Village Properties and guaranteed the leases for all space then leased to Intrawest or its affiliates. The failure of Intrawest to meet this commitment would put us at risk in the event of a default or vacancy, thereby potentially reducing our expected return.

In connection with the two loans encumbering the Resort Village Properties (described below), if we engage in certain prohibited activities, we could become liable for the obligations of the unconsolidated entities which own the Resort Village Properties for certain enumerated recourse liabilities related to those entities and the Resort Village Properties. In the case of the borrowing for the Resort Village Properties located in Canada, our obligations are such that we could become liable for the entire loan if we triggered a default due to bankruptcy or other similar events.

We may also be responsible for a portion of capital expenditures for the Resort Village Properties. We do not expect to make any significant capital expenditures or contributions for these properties in the near term.

Borrowings of Our Unconsolidated Entities

Upon closing the first tranche of the acquisition of the Dallas Market Center on February 14, 2005, the DMC Partnership became obligated for approximately $143 million in existing debt on the DMC Property. The securitized loan bears interest at a blended rate of 6.04% and requires aggregate monthly principal and interest payments of $889,145. The loan matures in September 2014 and allows prepayment after October 2006 under certain terms and conditions.

On May 25, 2005, upon closing of the second tranche of the acquisition of International Floral Gift Center (the “IFGC”), the DMC Partnership became obligated for approximately $17.0 million in existing debt. The IFGC loan bears interest at a fixed rate of 5.45% and requires aggregate monthly principal and interest payments of $110,663. The loan is amortized over 22-years, matures in September 2012 and allows prepayment after August 2006 under certain terms and conditions.

On December 16, 2004, we completed our acquisition of a portfolio of resort village properties through our unconsolidated partnership with Intrawest Corporation. In connection with that acquisition, Intrawest Resort Finance, Inc. provided bridge financing in the principal amount of $45.0 million. On May 20, 2005, the $45.0 million bridge loan was refinanced with loans from Sun Life Assurance Company of Canada made to the subsidiary owners of the partnership in the aggregate principal amount of $46.0 million. The loans bear interest at a fixed rate of 5.75%, requires, the subsidiary owners of our unconsolidated partnership with Intrawest Corporation to make monthly principal and interest payments in the aggregate amount of $289,389 (based on a 25-year amortization), matures on May 20, 2015, and may not be prepaid except with payment of a premium.

The acquisition of the Canadian Resort Village Properties on December 3, 2004 was funded, in part, with approximately $22.3 million ($26.6 million Canadian dollars) of permanent debt financing secured by a mortgage on the Canadian Resort Village Properties, which was obtained on December 3, 2004. The loan bears interest at a fixed rate of 5.83%, requires payments of interest-only for the first two years, and thereafter requires monthly payments of principal and interest based upon a 30-year amortization period and a maturity date on the tenth anniversary of the loan.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following table presents our contingent commitments and contractual obligations and the related payment periods as of June 30, 2005:

	Payments due in
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Line of credit	$—	$1,973,467	$—	$—	$1,973,467
Contingent purchase consideration (1)	—	—	3,750,000	—	3,750,000

Total contractual obligations	$—	$1,973,467	$3,750,000	$—	$5,723,467

FOOTNOTES:

(1)	In connection with the purchase of the resort village property located at Copper Mountain, Colorado, the Intrawest Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million. We have guaranteed the payment of the contingent purchase price to Intrawest on behalf of the Intrawest Partnership.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and to make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

As of June 30, 2005, we had not made any loans and did not have any direct borrowings under long-term debt. However, on May 25, 2005 we closed on a $5.0 million revolving line of credit, on which we had drawn approximately $2.0 million as of June 30, 2005. The line will primarily be used for working capital needs, distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR plus 2.25% and has a term of two years.

We are indirectly exposed to foreign currency risk related to our investment in unconsolidated Canadian entities. We are also indirectly exposed to credit risk and interest rate risk due to the properties, mortgages and leasing activities in our unconsolidated entities. However, we believe our risk of foreign exchange loss and exposure to credit and interest rate risks are adequately mitigated as a result of our right to receive a preferred return on our investment from the unconsolidated entities.

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

Included as Exhibits 31.1 and 31.2 to this quarterly report on Form 10-Q are Certifications of the Company’s Chief Executive Officer and Chief Financial Officer. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the quarterly report on Form 10-Q contains the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Use of Proceeds from Registered Securities

We registered, pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-108355) the offering and sale of up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share subject to discounts in certain cases). The Offering became effective on April 16, 2004. Of the 200 million shares of common stock that we registered, we initially designated five million shares at $9.50 per share for participants in our reinvestment plan.

As of June 30, 2005 and August 2, 2005, we have sold $185.0 million (18,555,093 shares), and $200.7 million (20,126,157 shares) respectively, in connection with the Offering. The shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the initial offering or the $1.2 million (117,708 restricted common shares) issued in December 2004 to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly owned indirectly by our chairman of the board and his wife. As of June 30, 2005, we have sold $2.3 million (215,638 shares) in connection with our distribution reinvestment plan and we have incurred the following expenses in connection with the issuance of our registered securities:

Selling commissions	$11,597,768
Marketing support fee and due diligence expenses	4,471,836
Offering costs and expenses	8,276,601

Offering and stock issuance costs (1)	$24,346,205

FOOTNOTES:

(1)	The total amount of selling commissions, marketing support fees, due diligence expense reimbursements and other organizational and offering expenses are subject to an expense cap and may not exceed 13% of the gross offering proceeds. An additional $6.5 million of costs incurred in connection with the Offering (exceeding the 13% expense cap) has been deferred as of June 30, 2005. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 13% limitation.

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

The net offering proceeds from the Offering, after deducting the total expenses described above, was $160.7 million at June 30, 2005. As of June 30, 2005 we had used approximately $124.5 million to acquire properties owned through our unconsolidated entities, of which approximately $10.9 million in acquisition fees were allocated to those investments.

Item 3.	Defaults Upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held in Orlando, Florida on June 14, 2005.

(b)	Each of our five directors was re-elected. Those directors are: Bruce Douglas, Dennis N. Folken, Robert J. Woody, Robert A. Bourne and James M. Seneff, Jr.

(c)	The meeting was held for the purpose of (i) electing the board of directors and (ii) to transact such other business as may properly have come before the meeting or any adjournment or postponement thereof.

The two proposals were submitted to a vote of stockholders and received votes as follows:

1.	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
Bruce Douglas	6,667,260	42,440
Dennis N. Folken	6,667,260	42,440
Robert J. Woody	6,667,260	42,440
Robert A. Bourne	6,666,510	43,190
James M. Seneff, Jr.	6,667,260	42,440

2.	To transact such other business as may properly have come before the meeting or any adjournment or postponement thereof:

For	Against	Abstentions
6,349,371	98,023	262,306

Item 5.	Other Information—None

Item 6.	Exhibits

The following documents are filed as part of this report.

2.1	Purchase and Sale Agreement between Whistler Mountain Resort Limited Partnership and Intrawest Corporation as Sellers and US Canadian Trust Alpha as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.1 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.2	Purchase and Sale Agreement (Copper Mountain Commercial Properties) between the Sellers and CNL Village Retail Partnership, LP as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.2 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.3	Schedule of Omitted Purchase and Sale Agreements (Previously filed as Exhibit 2.3 to the Report on Form 8-K filed December 17, 2004, and incorporated herein by reference.)

2.4	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.5	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.1	Form of Escrow Agreement between CNL Income Properties and SouthTrust Bank (Previously filed as Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.2	Advisory Agreement dated April 20, 2005 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed May 11, 2005 and incorporated herein by reference.)

10.3	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.4	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004 and Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.5	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and CNL Income Partners, LP, Lender (Previously filed as Exhibit 10.5 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.6	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and Intrawest Resorts, Inc., Lender (Previously filed as Exhibit 10.6 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.7	Master Lease Agreement dated December 3, 2004 by and between Whistler Mountain Resort Limited Partnership, as Landlord and CNL Income Canada Lessee Corp., as Tenant (Previously filed as Exhibit 10.7 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.8	Schedule of Omitted Lease Agreements (Previously filed as Exhibit 10.8 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.9	Property Management Agreement dated December 3, 2004 between Playground Real Estate Ltd. (Manager) and CNL Income Canada Lessee Corp. (Head Lessee) (Previously filed as Exhibit 10.9 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.10	Property Management Agreement dated as of December 3, 2004 between Intrawest U.S. Commercial Property Management, Inc. (Manager) and CNL Income Mammoth, LP (Owner) (Previously filed as Exhibit 10.10 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.11	Schedule of Omitted Management Agreements (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.12	Loan Agreement dated December 16, 2004 between CNL Village Retail Partnership, LP, Borrower and Intrawest Resort Finance, Inc., Lender (Previously filed as Exhibit 10.12 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.13	R&H US Canadian Property Limited, US Canadian Property Alpha Blue Mountain Nominee Corp., and US Canadian Property Alpha Whistler Nominee Corp, Borrowers and Congress Financial Corporation (Canada), Lender, Loan Agreement (Previously filed as Exhibit 10.13 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.14	Amended and Restated Limited Partnership Agreement of CNL Village Retail Partnership, LP dated December 3, 2004 (Previously filed as Exhibit 10.5 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

10.15	Master Lease dated as of February 14, 2005 by and between WTC-Trade Mart, L.P., Landlord and Dallas Market Center Operating, L.P., Tenant (Previously filed as Exhibit 10.15 to Post-Effective Amendment No. One to the Registration Statement on Form S-11(File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.16	Loan Agreement dated as of August 2, 2004 between WTC-Trade Mart, L.P., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.17	Contribution of Partnership Interests and Membership Interests Agreement dated as of February 14, 2005 by and between Dallas Market Center Company, Ltd. and CNL Dallas Market Center, L.P. (Previously filed as Exhibit 10.17 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.18	Master Lease dated as of May 20, 2005 by and between IFDC Property Company, Ltd., Landlord and IFDC Operating, L.P., Tenant (Previously filed as Exhibit 10.18 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.19	Loan Agreement dated as of August 8, 2003 by and between IFDC Property Company, Ltd., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.20	Contribution of Partnership Interests and Membership Interests Agreement dated as of May 20, 2005 by and between Dallas Market Center Company, Ltd. and CNL Dallas Market Center, L.P. (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.21	Loan Agreement dated as of May 20, 2005 by and between Branch Banking and Trust Company, Lender and CNL Income Properties, Inc., Borrower (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.22	Loan Agreement dated as of May 20, 2005, by and between CNL Income Copper, LP, CNL Income Sandestin, LP, CNL Income Mammoth, LP, CNL Income Snowshoe, LP, and CNL Income Stratton, LP, Borrowers and Sunlife Assurance Company of Canada, Lender (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of August, 2005.

CNL INCOME PROPERTIES, INC.

By:	/s/ Thomas J. Hutchison III
THOMAS J. HUTCHISON III
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammie A. Quinlan
TAMMIE A. QUINLAN
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)