Form 10-Q
period 2005-09-30
CNL INCOME PROPERTIES INC
filed 2005-11-09
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of November 4, 2005 was 29,165,360.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
Investment in unconsolidated entities	$123,519,064	$41,913,212
Cash	85,501,095	36,710,117
Distributions receivable from unconsolidated entities	3,693,484	225,555
Due from unconsolidated entities	606,617	—
Note receivable	3,000,000	—
Deferred offering costs	6,669,802	5,381,749
Prepaid expenses and other assets	3,745,796	1,725,794

Total Assets	$226,735,858	$85,956,427

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit	$2,784,299	$—
Accounts payable and accrued expenses	1,312,561	589,215
Due to affiliates	10,312,742	10,414,834

Total Liabilities	14,409,602	11,004,049

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share
200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share
120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 24,884,414 and 8,838,978 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	248,844	88,390
Capital in excess of par value	215,365,296	76,719,939
Accumulated distributions in excess of net income	(3,287,884)	(1,855,951)

	212,326,256	74,952,378

Total Liabilities and Stockholders’ Equity	$226,735,858	$85,956,427

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$—	$—	$—	$—

Expenses:
Asset management fees to advisor	811,193	—	1,802,145	—
General and administrative	800,284	709,608	1,755,042	904,115
Organization costs (recoveries)	—	(1,006)	—	21,351

Total expenses	1,611,477	708,602	3,557,187	925,466

Operating loss	(1,611,477)	(708,602)	(3,557,187)	(925,466)

Other income (expense):
Interest and other income	443,543	88,951	800,612	90,344
Interest expense and loan cost amortization	(19,647)	—	(44,163)	—
Equity in earnings of unconsolidated entities	2,979,572	—	7,461,670	—

Total other income	3,403,468	88,951	8,218,119	90,344

Net income (loss)	$1,791,991	$(619,651)	$4,660,932	$(835,122)

Earnings (loss) per share of common stock (basic and diluted)	$0.09	$(0.29)	$0.29	$(0.41)

Weighted average number of shares of common stock outstanding (basic and diluted)	21,031,765	2,134,059	15,944,406	2,017,035

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2005 and Year Ended December 31, 2004

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2003	20,000	$200	$199,800	$—	$200,000
Subscriptions received for common stock through public offering and reinvestment plan	8,701,270	87,013	86,591,031	—	86,678,044
Issuance of restricted common stock	117,708	1,177	1,175,903	—	1,177,080
Stock issuance and offering costs	—	—	(11,246,795)	—	(11,246,795)
Net loss	—	—	—	(683,263)	(683,263)
Distributions, declared and paid ($0.2593 per share)	—	—	—	(1,172,688)	(1,172,688)

Balance at December 31, 2004	8,838,978	88,390	76,719,939	(1,855,951)	74,952,378
Subscriptions received for common stock through public offering and reinvestment plan	16,069,629	160,696	160,226,879	—	160,387,575
Redemption of common stock	(24,193)	(242)	(229,592)	—	(229,834)
Stock issuance and offering costs	—	—	(21,351,930)	—	(21,351,930)
Net income	—	—	—	4,660,932	4,660,932
Distributions, declared and paid ($0.398 per share)	—	—	—	(6,092,865)	(6,092,865)

Balance at September 30, 2005	24,884,414	$248,844	$215,365,296	$(3,287,884)	$212,326,256

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$1,136,796	$90,344

Investing activities:
Investments in unconsolidated entities	(73,503,837)	—
Investments in mortgage loans	(3,000,000)	—
Deposits	—	(6,590,000)
Acquisition fees and costs	(13,111,916)

Net cash used in investing activities	(89,615,753)	(6,590,000)

Financing activities:
Subscriptions received from stockholders	160,387,575	40,972,159
Stock issuance costs	(19,771,024)	(3,152,841)
Loan origination fees	—	(45,000)
Proceeds from borrowings from affiliate	—	470,512
Increase in amounts due to affiliates	—	19,002
Borrowings under line of credit, net of payments	2,784,299	—
Payment of loan costs	(38,050)	—
Distributions to stockholders	(6,092,865)	(470,512)

Net cash provided by financing activities	137,269,935	37,793,320

Net increase (decrease) in cash	48,790,978	31,293,664
Cash at beginning of period	36,710,117	1,000

Cash at end of period	$85,501,095	$31,294,664

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$—	$2,479,003

Allocation of acquisition fees to investments in unconsolidated entities	$3,583,567	$—

Supplemental disclosure of non-cash financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$1,640,481	$7,469,085

Distributions declared but not paid	$—	$176,261

Redemption of stock received but not paid	$229,834	$—

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30, 2005

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Income Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes beginning with its taxable year ended December 31, 2004. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company was formed primarily to acquire directly and indirectly properties in the United States that will be leased on a long-term (generally five to 20-years, plus multiple renewal options), triple-net or gross basis to tenants or operators who are significant industry leaders. The Company may also lease properties to taxable REIT subsidiary (TRS) tenants and engage independent third-party managers to operate those properties. The asset classes in which the Company initially is most likely to invest or has invested include the following:

•	Property leased to dealerships

•	Campgrounds or recreational vehicle (“RV”) parks

•	Health clubs

•	Parking lots

•	Merchandise marts

•	Destination retail and entertainment centers

•	Marinas

•	Ski resorts, including real estate in and around ski resorts such as ski-in/ski-out alpine villages, lodging and other related properties

•	Golf courses and golf resorts, including real estate in and around golf courses

•	Amusement parks, waterparks and family entertainment centers, which may include lodging facilities

•	Real estate in and around lifestyle communities

•	Vacation ownership interests

•	Other attractions, such sports-related venues, and cultural facilities such as visual and performing arts centers, zoological parks or aquariums.

The Company may also make or acquire loans or other permitted investments related to interests in real estate and may purchase equity and other interests in financings. In addition, the Company may invest up to 10% of its assets in businesses that provide services to, or are otherwise ancillary to, the types of properties in which it is permitted to invest. As of September 30, 2005, and December 31, 2004, the Company indirectly owned interests in properties at eight and seven locations, respectively, through its investments in unconsolidated entities.

2.	Significant Accounting Policies:

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim period presented. Operating results for the quarter and nine months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. Amounts as of December 31, 2004 included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

The Company commenced active operations on June 23, 2004, when the minimum required offering proceeds were received and funds were released from escrow. Since operations had not begun, activities during the period August 11, 2003 (date of inception) through June 23, 2004 were devoted to the organization of the Company.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER ENDED SEPTEMBER 30, 2005

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

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

Investment in Unconsolidated Entities—The equity method of accounting is applied with respect to investments in entities in which the Company has determined that consolidation is not appropriate under FIN 46 or SOP 78-9. The difference between the Company’s carrying amount of its investments in unconsolidated entities and the underlying equity in the net assets of the entities is due to acquisition fees and expenses which have been allocated to the Company’s investment. These amounts are amortized over the estimated useful life of the underlying real estate tangible assets when the properties were acquired. The Company records its equity in earnings of the entities under the hypothetical liquidation at book value method of accounting. Under this method, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at book value.

Distributions Receivable—In accordance with the partnership agreements governing the unconsolidated entities in which the Company has invested, at the end of each quarter the partner distributions are calculated for the period and the partnership is obligated to make those distributions generally within 45 days after the quarter end. As such, the Company has recorded its share of the distribution receivable from its unconsolidated entities.

3.	Investment in Unconsolidated Entities:

As of September 30, 2005, the Company owned investments in unconsolidated entities accounted for under the equity method of accounting with carrying values totaling approximately $123.5 million.

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

On February 14, 2005, the Company formed a partnership (the “DMC Partnership”) with Dallas Market Center Company, Ltd. (“DMC”) that acquired the Trade Mart, the World Trade Center, Market Hall and surface and garage parking areas at the Dallas Market Center (the “DMC Property”) located in Dallas, Texas for approximately $218.0 million, including the assumption of existing mortgage loans totaling approximately $143.0 million. The Company invested approximately $60.0 million in the DMC Partnership, representing an 80% equity interest, in connection with the acquisition of the DMC Property. The DMC Property consists of approximately 4.3 million leasable square feet of showroom and exhibition space.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER ENDED SEPTEMBER 30, 2005

(UNAUDITED)

3.	Investment in Unconsolidated Entities (Continued):

On May 25, 2005, the DMC Partnership acquired the International Floral and Gift Center (the “IFGC”) located at the Dallas Market Center for approximately $31.0 million, including the assumption of a $17.0 million existing mortgage loan. The Company contributed $11.2 million, excluding transaction costs, to the DMC Partnership in connection with the IFGC acquisition. The IFGC consists of approximately 440,000 square feet and houses permanent showrooms for floral products, holiday decorative products and related accessories. The Company has invested approximately $71.2 million, excluding transaction costs, in the DMC Partnership for an 80% equity interest.

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

Under the hypothetical liquidation at book value method of accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. For the quarter and nine months ended September 30, 2005, the Company recognized equity in earnings from the entities of approximately $3.0 million and $7.5 million, respectively. As of September 30, 2005 and December 31, 2004, the Company had distributions receivable of approximately $3.7 million and $225,555 from its unconsolidated entities, respectively.

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

The following presents unaudited condensed financial information for the unconsolidated entities as of and for the quarter and nine months ended September 30, 2005:

	Quarter Ended September 30, 2005		Nine Months Ended September 30, 2005
	Intrawest Venture	DMC Partnership	Intrawest Venture	DMC Partnership
Revenue	$4,204,542	$6,155,331	$12,113,630	$14,554,967
Property operating expenses	(1,651,258)	(139,461)	(4,810,741)	(320,517)
Depreciation & amortization expenses	(1,503,096)	(1,938,634)	(4,395,657)	(4,613,994)
Interest expense	(1,023,533)	(2,409,882)	(2,992,944)	(5,726,873)

Net income (loss)	$26,655	$1,667,354	$(85,712)	$3,893,583

Loss allocable to other venture partners	$(1,112,646)	$(347,559)	$(3,466,463)	$(614,308)

Income allocable to the Company (1)	$1,139,301	$2,014,913	$3,380,751	$4,507,891
Amortization of capitalized costs	(61,806)	(112,836)	(136,084)	(290,888)

Equity in earnings of unconsolidated entities	$1,077,495	$1,902,077	$3,244,667	$4,217,003

FOOTNOTES:

(1)	Income is allocated to the Company on the hypothetical liquidation at book value method of accounting (see Note 2).

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED SEPTEMBER 30, 2005

(UNAUDITED)

3.	Investment in Unconsolidated Entities (Continued):

	As of September 30, 2005		As of December 31, 2004
	Intrawest Venture	DMC Partnership	Intrawest Venture	DMC Partnership
Total assets	$123,224,960	$251,632,868	$121,051,018	$—

Total long-term debt obligations	$68,805,815	$157,173,146	$67,085,980	$—

4.	Deferred Offering and Stock Issuance Costs:

Beginning on April 16, 2004, the Company offered for sale up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share) (the “Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the Offering. As of September 30, 2005, the total Offering and stock issuance costs incurred to date were approximately $39.3 million.

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with due diligence of the Offering (see Note 7). In accordance with the Company’s amended and restated articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering expenses to be paid by the Company may not exceed 13% of the aggregate offering proceeds. Therefore, offering costs of approximately $6.7 million, representing the portion of those costs exceeding 13% of the offering proceeds, have been deferred as of September 30, 2005. Deferred offering costs as of December 31, 2004 totaled approximately $5.4 million. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent the costs are within the 13% limitation. The Company is not obligated to pay the Advisor or certain of its affiliates costs that exceed the 13% limitation as of the end of the Offering. The remaining $32.6 million was deducted from the offering proceeds and charged to capital in excess of par value.

5.	Note Receivable:

On September 29, 2005, the Company made a $3.0 million loan to a subsidiary of Consolidated Conversions, LLC, which was used toward the purchase of the 295-room Holiday Inn Main Gate West for conversion to a condominium hotel. The property is located in Kissimmee, Florida, which is west of Walt Disney World. The loan earns interest at a rate of 15% per year and requires monthly interest payments based on an annual percentage rate of 8.5% with the remaining 6.5% becoming due and payable upon the loan’s maturity or earlier upon the sale of the condominium hotel units. The term of the loan is 18 months and may be extended by the borrower for up to three additional six-month periods. The loan is collateralized by a first mortgage on ten vacant acres of land adjacent to the hotel and a second priority mortgage on the remainder of the property which includes the hotel. Completion of the condominium conversion and related improvements is guaranteed by the principals of Consolidated Conversions, LLC. The loan may be prepaid at anytime, but in no event will the Company receive less than a 15% return for at least one year.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED SEPTEMBER 30, 2005

(UNAUDITED)

6.	Line of Credit:

On May 20, 2005 the Company closed on a $5.0 million revolving line of credit with Branch Banking and Trust. The line is used primarily for working capital needs, distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR plus 2.25% (which was approximately 5.73% for the quarter ended September 30, 2005) and has a term of two years. As of September 30, 2005, borrowings outstanding under the line of credit were approximately $2.8 million. The loan agreement contains certain affirmative, negative and financial covenants including quarterly and annual financial reporting requirements, minimum net worth, and limitations on the incurrence of additional debt. The Company was in compliance with these covenants at September 30, 2005.

7.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with CNL Income Corp., a stockholder and the advisor (the “Advisor”) of the Company, and with the managing dealer of the Company’s public offering, CNL Securities Corp. The Company’s chairman of the board indirectly owns a controlling interest in the parent company of the Advisor. These affiliates receive fees and compensation in connection with the Offering and the acquisition, management and sale of the Company’s assets. CNL Securities Corp., the managing dealer of the Company’s public offering, receives selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred up to 0.01% of proceeds in connection with due diligence of the Offering. A substantial portion of the selling commissions and marketing support fees are reallowed to third party participating broker dealers. During the quarter and nine months ended September 30, 2005 and 2004, the Company incurred the following fees:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Selling commissions	$3,928,204	$2,288,840	$10,129,456	$2,500,367
Marketing support fee & due diligence expense reimbursements	1,511,829	880,712	3,907,693	962,069

Total	$5,440,033	$3,169,552	$14,037,149	$3,462,436

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED SEPTEMBER 30, 2005

(UNAUDITED)

7.	Related Party Arrangements (Continued):

During the quarters and nine months ended September 30, 2005 and 2004, the Advisor earned fees and incurred reimbursable expenses as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Acquisition fees (1):
Acquisition fees from offering proceeds	$1,857,935	$1,087,929	$4,814,081	$1,235,865
Acquisition fees from debt proceeds	38,049	—	4,946,948	—

Total	1,895,984	1,087,929	9,761,029	1,235,865

Asset management fees (2):	811,193	—	1,802,145	—

Reimbursable expenses (3):
Offering costs	4,628,079	4,593,821	8,602,835	6,684,119
Organizational costs (recoveries)	—	(1,006)	—	21,351
Acquisition costs	498,579	512,366	1,077,662	582,668
Operating expenses	303,945	158,655	784,536	584,517

Total	5,430,603	5,263,836	10,465,033	7,872,655

Total fees earned and reimbursable expenses	$8,137,780	$6,351,765	$22,028,207	$9,108,520

FOOTNOTES:

(1)	Acquisition fees for services in the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt. The debt acquisition fees for the quarter and nine months ended September 30, 2005 were incurred in connection with the Company’s investment in the DMC Partnership with DMC and the partnership’s assumption of mortgage loans upon acquisition of the DMC Property and IFGC.
(2)	Asset management fees of 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus dated April 18, 2005, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. The first applicable expense year and measurement period was the twelve months ended June 30, 2005, for which the Company’s operating expenses exceeded the Expense Cap by $398,071. In accordance with the advisory agreement, such amount was not reimbursed to the Advisor and was recorded as a reduction in general and administrative expenses and the amounts due to affiliates. For the Expense Year ended September 30, 2005, operating expenses did not exceed the Expense Cap.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED SEPTEMBER 30, 2005

(UNAUDITED)

7.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows:

	September 30, 2005	December 31, 2004
Due to the Advisor and its affiliates:
Offering expenses	$8,334,483	$6,960,292
Asset management fees	239,712	—
Operating expenses (reimbursements)	622,140	1,207,252
Acquisition fees and expenses	435,900	1,893,200

Total	$9,632,235	$10,060,744

Due to CNL Securities Corp:
Selling commissions	$491,477	$320,767
Marketing support fees and due diligence expense reimbursements	189,030	123,373
Offering costs	—	(90,050)

Total	$680,507	$354,090

Total due to affiliates	$10,312,742	$10,414,834

8.	Redemption of Shares:

During the quarter and year ended September 30, 2005, the Company redeemed 24,193 shares of common stock at $9.50 per share for a total of $229,834. The redemption price per share is the lesser of the price at which the shares were initially sold by the Company or a fixed redemption price of $9.50 per share.

9.	Distributions:

The Company declared and paid distributions of approximately $2.8 million ($0.137 per share) and $6.1 million ($0.398 per share) for the quarter and nine months ended September 30, 2005, respectively.

For the nine months ended September 30, 2005, approximately 54% of the distributions paid to the stockholders were considered ordinary income and approximately 46% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization of distributions declared for the quarter and nine months ended September 30, 2005 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2005.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER ENDED SEPTEMBER 30, 2005

(UNAUDITED)

10.	Commitments & Contingencies:

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

11.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0458 per share to stockholders of record at the close of business on October 1, 2005 and November 1, 2005 to be paid by December 31, 2005.

On October 3, 2005, the Company entered into a venture formation and contribution agreement (the “VFA Agreement”) with Great Wolf Resorts, Inc. and affiliates (“Great Wolf”). Pursuant to the VFA Agreement, the parties agreed to form a partnership (the “Partnership”) to own two waterpark resorts: the 309-suite Great Wolf Lodge in Wisconsin Dells, Wisconsin and the 271-suite Great Wolf Lodge in Sandusky, Ohio (the “Properties”). On October 7, 2005, pursuant to the terms of the Wolf VFA Agreement, Great Wolf formed a partnership to serve as the joint venture partnership (the “Wolf Partnership”) and contributed the Properties, valued at approximately $114.5 million, to the Wolf Partnership in exchange for partnership interests.

On October 11, 2005, the Company entered into an amended and restated limited partnership agreement (the “Wolf Partnership Agreement”) governing the Wolf Partnership and contributed approximately $69.9 million to the venture, representing a 61.1% ownership interest. On November 3, 2005 the Company contributed an additional $10.1 million to the Wolf Partnership resulting in a 70.0% ownership interest. The Company receives preferred returns on its invested capital up to a certain threshold, after which Great Wolf receives a preferred return on its invested capital up to a certain threshold and residual returns are split pro rata. Capital proceeds upon liquidation of the venture are split pro rata between the partners. Although the Company owns a majority interest in the venture, the Company shares voting rights and decision making with its partner and will apply the equity method of accounting for this investment.

On October 12, 2005, the Company, through the DMC Partnership with DMC entered into a memorandum of understanding and a development agreement to develop an approximately 500,000 square foot lighting center expansion (160,000 leasable square feet) at the Trade Mart (the “Trade Mart Expansion”) at the DMC Property. The total estimated construction costs are expected to be approximately $21.3 million. The Company’s total contribution to the DMC Partnership for the Trade Mart Expansion is estimated to be approximately $17.0 million and will be made in accordance with the current partnership structure. On October 14, 2005, the Company contributed $3.5 million and DMC contributed $0.9 million to fund the initial costs of the Trade Mart Expansion. The remaining costs will be funded over the remainder of the development period. The Trade Mart Expansion is expected to be completed at the end of 2006 and will be leased to an affiliate of DMC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the quarter and nine months ended September 30, 2005. Amounts as of December 31, 2004 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

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

GENERAL

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

Beginning on April 16, 2004, we offered for sale up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Offering”). We commenced active operations on June 23, 2004, when the minimum required offering proceeds were received and funds were released to us from escrow. The activities from August 11, 2003 (our inception) through June 23, 2004 were devoted to the organization of the company. As of September 30, 2005 we had received aggregate offering proceeds totaling $247.1 million (24,770,899 shares) from 8,275 investors in connection with this Offering, including $3.6 million (375,225 shares) purchased through our distribution reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the initial offering or the $1.2 million (117,708 restricted common shares) issued in December 2004 to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly owned indirectly by our chairman of the board and his wife. As of September 30, 2005, we had also redeemed 24,193 shares at $9.50 per share for a total of $229,834. We have and will continue to use proceeds from the Offering to invest in properties and other permitted investments.

We have and will continue to focus our investment activities on and use the proceeds of our Offering primarily for the acquisition, development and ownership of lifestyle properties that we believe:

•	Are part of an asset class wherein the supply of developed, specific-use real estate is greater than the demand for the intended use of such real estate;

•	Where a change in operational control is anticipated to improve value;

•	Are part of an industry that is experiencing constraints on the availability of new capital, which we believe typically has the effect of lowering the purchase price of such properties from that which would typically be available; and/or

•	Have the potential for long-term revenue generation based upon certain demographic data including an aging baby boomer population and associated concentrations of wealth.

We have invested in, and will most likely continue to invest in, properties in the following asset classes (in no order of priority):

•	Property leased to dealerships including, for example, automobile, motorcycle, recreational vehicle and boat dealerships;

•	Campgrounds, recreational vehicle (“RV”) parks, whose operators rent lots and offer other services;

•	Health clubs, athletic training facilities, wellness centers and spa facilities;

•	Parking lots, whose operators offer monthly and daily parking space rentals in urban areas;

•	Merchandise marts, whose operators lease showrooms and host tradeshows for merchandise manufacturers and wholesalers in major metropolitan areas;

•	Destination retail and entertainment centers, whose operators develop and lease properties featuring entertainment-oriented stores, restaurants and/or attractions;

•	Marinas, whose operators offer recreational boat slip rentals and other services;

•	Ski resorts, including real estate in and around ski resorts such as ski-in/ski-out alpine villages, townhouses, lodging and other related properties;

•	Golf courses and golf resorts, including real estate in and around golf courses and golf resorts, such as retail villages, townhouses, lodges and other related properties;

•	Amusement parks, waterparks and family entertainment centers, which may include lodging facilities;

•	Real estate in and around lifestyle communities;

•	Vacation ownership interests, which entitle a purchaser of the interests to exclusive use of resort accommodations at a resort property or properties for a particular period of time each year; and

•	Other attractions, such as sports-related venues and cultural facilities such as visual and performing arts centers or zoological parks or aquariums.

Although these are the asset classes in which we have invested and will most likely continue to invest, we may acquire or invest in other types of properties which are not listed above that we believe have the potential for long-term revenue generation based upon underwriting criteria and models that we have developed and/or certain demographic criteria as described above.

We have elected to be taxed as a REIT for federal income tax purposes. As a REIT we generally will not be subject to federal income tax on income that we distribute annually to our stockholders. If we fail to quality as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our net income and cash flows. However, we believe that we are organized and have operated in a manner to qualify for treatment as a REIT beginning with the year ended December 31, 2004. In addition, we intend to continue to be organized and to operate so as to remain qualified as a REIT for federal income tax purposes.

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

Investments in Unconsolidated Entities. The equity method of accounting is applied with respect to investments in entities for which we have determined that consolidation is not appropriate under FIN 46 or SOP 78-9. We recognize equity in earnings from our unconsolidated entities under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the capital structure of those entities and the rights and priorities of the partners. The HLBV method differs from other generally accepted accounting methods in which an investing partner recognizes the percentage of a venture’s net income or loss based upon the partner’s percentage of ownership. Under the HLBV method, we must estimate at the balance sheet date what we would receive or be obligated to pay in accordance with the governing agreements if our unconsolidated entities were to liquidate all of their assets, pay their debts and distribute the remaining equity. As a result, we recognize income (equity in earnings) in each reporting period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at book value. Under this method, in any given period we could be recording more or less income than actual cash distributions received and more or less than we may receive in the event of an actual liquidation.

Impairments. For real estate owned by us and accounted for under the equity method, we compare the estimated fair value of our investment to the carrying value at each reporting date. To the extent the fair value of the investment is less than the carrying amount, and the decline in value is determined to be other than a temporary decline, an impairment charge will be recorded.

For real estate to be directly owned by us, we will monitor events and changes in circumstance that may indicate that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value.

The determination of both the estimated fair value of our investment and the estimation of future cash flows to be generated over the life of the assets requires management to make significant estimates and judgments.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for property acquisitions, loans and other permitted investments and the payment of operating expenses and distributions to stockholders. Generally, our cash needs for items other than property acquisitions will be generated from operations, our investments or advances from affiliates, although our affiliates are not obligated to advance such funds. We have also entered into a revolving line of credit with a capacity of $5.0 million, which we use to bridge short term liquidity needs that arise due to timing of cash receipts and payments.

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

Common Stock Offering

As of September 30, 2005, we had received subscription proceeds in connection with the Offering of $247.1 million (24,770,899 shares) from 8,275 investors in connection with this Offering, excluding the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the initial offering, the $1.2 million (117,708 restricted common shares) issued in December 2004 to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly owned indirectly by our chairman of the board and his wife. As of September 30, 2005, we had also redeemed 24,193 shares at $9.50 per share for a total of $229,834. We primarily use the capital we raise to acquire properties and make other permitted investments and to pay fees and expenses in connection with the Offering and acquisition. We raised on average approximately $20.6 million per month during the third quarter of 2005. During the period October 1, 2005 through November 4, 2005, we received additional subscription proceeds of approximately $43.4 million (4,435,270 shares). We primarily use the capital we raise to acquire properties and make other permitted investments and to pay fees and expenses in connection with the Offering and acquisitions.

Investments in and Earnings from Unconsolidated Entities

As of September 30, 2005, we had invested in properties at eight locations through our unconsolidated entities. We are entitled to receive quarterly cash distributions from the unconsolidated entities. Distributions receivable from our unconsolidated entities as of September 30, 2005 and December 31, 2004 were approximately $3.7 million and $225,555, respectively. These distributions are generally received within 45 days after quarter end and, when received, are expected to contribute to our cash from operating activities.

Investments

Various wholly-owned subsidiaries and unconsolidated entities have been and will be formed in the future by us for the purpose of acquiring and owning real estate properties. As of September 30, 2005, we have invested in retail and commercial properties at seven resort villages and one merchandise mart property. Management expects to continue to acquire properties with a view to diversify among the types of tenants, operators and the geographic location of the properties. The following is a summary of our investments as of September 30, 2005:

In December 2004 we invested in a partnership that acquired retail and commercial properties at seven resort villages in the U.S. and Canada (the “Resort Village Properties”). All of the Resort Village Properties were acquired from Intrawest Corporation (“Intrawest”). Due to certain legal, tax and lender requirements, the Canadian Resort Village Properties were acquired by us through a trust. Intrawest retained a 20% ownership interest in the partnership which owns the U.S. Resort Village Properties (the “Intrawest Partnership”). Intrawest continues to operate the Resort Village Properties pursuant to management agreements. Although we own an 80% interest in the Intrawest Partnership, our ownership percentage exceeds our economic interest and our voting rights, and Intrawest may receive a greater return than us when the Resort Village Properties perform at certain levels. The Resort Village Properties consist of approximately 408,000 square feet of leasable space that was 100% economically leased and 96% physically leased as of September 30, 2005.

On February 14, 2005, we formed a partnership (the “DMC Partnership”) to acquire the Dallas Market Center (the “DMC Property”) located in Dallas, Texas. The acquisition of the first tranche was completed on February 14, 2005 and included the World Trade Center, Dallas Trade Mart and Market Hall buildings as well as leases for the underlying land; limited use rights to the Apparel Mart (which is located on the Dallas Market Center campus); and related parking facilities on the property. Additional funding for the first tranche occurred on March 11, 2005. The DMC Partnership acquired the DMC Property for $218.0 million, including the assumption of existing mortgage loans totaling approximately $143.0 million.

We invested approximately $60.0 million in the DMC Partnership, representing an 80% equity interest, in connection with the acquisition of the DMC Property. The DMC Property consists of approximately 4.3 million leasable square feet of showroom and exhibition space. The DMC Property is leased to Dallas Market Center Operating, L.P., a subsidiary of the existing management company, Market Center Management Company, Ltd. (“MCMC”), which continues to manage the DMC Property. MCMC or related predecessor entities have managed the DMC Property since its inception.

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

In total we have invested approximately $71.2 million, excluding transaction costs and held an 80% interest in the DMC Partnership. Although we own an 80% interest in the DMC Property and IFGC and receive a certain return prior to any payments to DMC, DMC has equal voting rights on the management board of the DMC Property and shares control over certain key decisions with us.

Subsequent to September 30, 2005, the Company made the following investments:

On October 3, 2005, we entered into the Wolf VFA Agreement with Wolf Dells, Wolf Sandusky and Great Wolf Resorts, Inc., the parent company of Wolf Dells and Wolf Sandusky, (collectively, “Great Wolf”). Pursuant to the Wolf VFA Agreement, we agreed to enter into a joint venture with Great Wolf for the purposes of jointly owning, operating, marketing and leasing the waterpark resort and hotel properties known as the Wolf Dells Property and the Wolf Sandusky Property. Pursuant to the Wolf VFA Agreement, on October 7, 2005, Wolf Dells and Wolf Sandusky formed the Wolf Partnership and contributed the Wolf Dells Property and the Wolf Sandusky Property, valued at an approximate $114.5 million in the aggregate, to the Wolf Partnership in exchange for partnership interests.

On October 11, 2005, also pursuant to the Wolf VFA Agreement, we acquired approximately 61.1% of the partnership interests in the Wolf Partnership in exchange for a contribution of approximately $69.9 million in cash. On November 3, 2005, we contributed an additional $10.1 million to the Wolf Partnership resulting in a 70.0% ownership interest. The Company receives a preferred return on its invested capital up to a certain threshold, after which Great Wolf receives a preferred return on its invested capital up to a certain threshold and residual returns are split pro rata. Capital proceeds upon liquidation of the venture are split pro rata between the partners. Great Wolf may receive additional funds up to $3.0 million per waterpark resort if those properties achieve certain financial performance goals during 2007 and 2008. The Wolf Partnership expects to obtain mortgage financing on the two waterpark resorts by the end of the first quarter of 2006. The financing is not expected to exceed 55% of the combined loan to cost ratio for the two properties.

The Wolf Dells Property is a full-service family resort destination that features 309 guest suites, 77 condominium units with 128 rooms, a 64,000 square foot indoor entertainment area with one of the nation’s largest indoor waterparks, an additional 35,000 square foot indoor waterpark expansion currently under development, five restaurants, 5,400 square feet of meeting space, an Aveda concept spa and salon, an arcade and a gift shop. The Wolf Dells Property is located one hour from Madison, Wisconsin and two hours from Milwaukee, Wisconsin. The Wolf Sandusky Property features 271 guest suites, a 42,000 square foot indoor entertainment area with a grand-scale waterpark, two 150-seat restaurants, 6,000 square feet of meeting space, a fitness center, an arcade and a gift shop. It is located on Lake Erie, one hour from Cleveland, Ohio and two hours from Detroit, Michigan.

On October 12, 2005, the DMC Partnership entered into a memorandum of understanding and a development agreement to develop an approximately 500,000 square foot lighting center expansion (160,000 leasable square feet) at the Trade Mart (the “Trade Mart Expansion”) at the DMC Property. On October 14, 2005, we contributed approximately $3.5 million and DMC contributed approximately $0.9 million to fund the initial costs of the Trade Mart Expansion. The total estimated construction costs are expected to be approximately $21.3 million. Our share of the total contribution to the DMC Partnership for the Trade Mart Expansion is estimated to be approximately $17 million of the total and will be made in accordance with the current partnership structure. The remaining costs will be funded over the remainder of the development period. The Trade Mart Expansion is expected to be completed at the end of 2006 and will be leased to an affiliate of DMC.

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

The line is used primarily for working capital needs, distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR plus 2.25% (approximately 5.73% for the quarter ended September 30, 2005) and has a term of two years. As of September 30, 2005, we had outstanding borrowings under the line of credit of approximately $2.8 million. The loan agreement contains certain affirmative, negative and financial covenants including quarterly and annual financial reporting requirements, minimum net worth, and limitations on the incurrence of additional debt. We were in compliance with these covenants at September 30, 2005.

See the section below titled “Off Balance Sheet and Other Arrangements – Borrowings of our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

Mortgage Loans and Other Loans

On September 29, 2005, we made a $3.0 million loan to a subsidiary of Consolidated Conversions, LLC, which was used toward the purchase of the 295-room Holiday Inn Main Gate West for conversion to a condominium hotel. The property is located in Kissimmee, Florida, which is west of Walt Disney World. Our loan earns interest at a rate of 15% per year and requires monthly interest payments based on an annual percentage rate of 8.5% with the remaining 6.5% becoming due and payable upon the loan’s maturity or earlier upon the sale of the condominium hotel units. The term of the loan is 18 months and may be extended by the borrower for up to three additional six-month periods. The loan is collateralized by a first mortgage on ten vacant acres of land adjacent to the hotel and a second priority mortgage on the remainder of the property which includes the hotel. Completion of the condominium conversion and related improvements is guaranteed by the principals of Consolidated Conversions, LLC. The loan may be prepaid at anytime, but in no event will we receive less than our 15% return for at least one year.

Related Party Arrangements

As of September 30, 2005, we owed our Advisor and certain of its affiliates approximately $10.3 million for certain organizational and offering expenses, acquisition fees, asset management fees, selling commissions, marketing support fees, due diligence expense reimbursements and operating expenses incurred on our behalf. In accordance with our amended and restated articles of incorporation, the total amount of certain offering, organization and stock issuance costs we pay may not exceed 13% of the aggregate offering proceeds. Accordingly, approximately $6.7 million of these costs have been capitalized and deferred as of September 30, 2005, with a corresponding amount due to our Advisor and certain of its affiliates. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent the costs are within the 13% limitation. We are not obligated to pay our Advisor or certain of its affiliates costs that exceed the 13% limitation as of the end of the Offering.

In addition, to the extent that operating expenses, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold (the “Expense Cap”). The first Expense Year was the twelve months ended June 30, 2005, for which our operating expenses exceeded the Expense Cap by $398,071. Therefore, such amount was recorded as a reduction in operating expenses and amounts due to affiliates. For the Expense Year ended September 30, 2005, operating expenses did not exceed the Expense Cap.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, a balanced analysis of value creation reflective of both current and long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us. We declared and paid distributions of approximately $2.8 million ($0.137 per share) and $6.1 million ($0.398 per share) for the quarter and nine months ended September 30, 2005, respectively.

Distributions paid in the first quarter of 2005 were primarily funded with a temporary advance of approximately $1.3 million from an affiliate of the Advisor. The advance was repaid in the second quarter of 2005 upon receipt of our first quarter earnings from its unconsolidated entities. Distributions paid in the second and third quarters of 2005 were temporarily funded, in part, by borrowings under our line of credit due to the timing differences between our payment of distributions to the stockholders and receipt of the distributions from our unconsolidated entities.

The distributions declared and paid during the nine months ended September 30, 2005 were $6.1 million and exceeded net income for the nine months ended September 30, 2005 by approximately $1.4 million. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the nine months ended September 30, 2005, approximately 24% of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 46% of the distributions for the nine months ended September 30, 2005 constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization of distributions declared for the quarter and nine months ended September 30, 2005 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2005.

Cash Flow Analysis

Our net cash flows provided by operating activities were approximately $1.1 million for the nine months ended September 30, 2005 and were comprised of interest earned on invested cash, the receipt of distributions from our unconsolidated entities and payments made for operating expenses, as compared to the net cash flow from operating activities of $90,344 for the nine months ended September 30, 2004, which consisted solely of interest income earned and received during the period in which we were operational.

Cash flows used in investing activities were approximately $89.6 million for the nine months ended September 30, 2005 and consisted primarily of contributions made to acquire our interests in the DMC Partnership, our investment in a mortgage loan and the payment of acquisition fees and costs. We had no investing activities during the nine months ended September 30, 2004 other than a deposit on a pending acquisition which was completed in the fourth quarter of 2004.

For the nine months ended September 30, 2005, the net cash flows provided by financing activities were approximately $137.3 million and were primarily attributable to: the receipt of approximately $160.4 million of subscription proceeds, the payment of approximately $19.8 million in stock issuance costs in connection with the offering, distributions paid to stockholders of approximately $6.1 million, and net borrowings under our line of credit of approximately $2.8 million. The net cash flows provided by financing activities for the nine months ended September 30, 2004 were approximately $37.8 million and consisted primarily of subscriptions proceeds received of approximately $41.0 million, the payment of approximately $3.2 million in stock issuance costs and distributions paid to stockholders of approximately $0.5 million.

RESULTS OF OPERATIONS

From the time of our formation on August 11, 2003 through June 23, 2004, we had not commenced active operations because we were in our organizational stage and had not received the minimum required offering amount of $2.5 million (250,000 shares). Operations commenced on June 23, 2004 when we received aggregate subscription proceeds in excess of the minimum offering amount. We had not made any property acquisitions or other permitted investments as of September 30, 2004. Accordingly, our net loss for the quarter and nine months ended September 30, 2004 consisted solely of general operating and administrative expenses, interest income and organization costs.

For the quarter and nine months ended September 30, 2005, our net income was approximately $1.8 million and $4.7 million, respectively and net operating expenses were approximately $1.6 million and $3.6 million, respectively. The overall increase in our operating expenses is directly related to the overall increase in our operating activities and the addition of assets under management as compared to the same period of the prior year when we were in our organizational stage. Currently, our primary source of income is the equity in earnings generated from our investments in unconsolidated entities. The structure and agreements governing those entities provides us a stated return on our investment in priority to any returns to our partners. We recognized equity in earnings of approximately $3.0 million and $7.5 million generated from our investments in unconsolidated entities for the quarter and nine months ended September 30, 2005, respectively. See also the description of income recognition for our investments in unconsolidated entities in the section titled “Critical Accounting Policies” above.

Our results of operations for the quarter and nine months ended September 30, 2005 are not necessarily indicative of what the results of operations will be for the year ending December 31, 2005.

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

Reconciliation of net income to FFO for the quarter and nine months ended September 30, 2005 and 2004:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$1,791,991	$(619,651)	$4,660,932	$(835,122)

Adjustments:
Equity in earnings of unconsolidated entities	(2,979,572)	—	(7,461,670)	—
Pro-rata share of FFO from unconsolidated entities	5,132,901	—	12,138,324	—

Total funds from operations	$3,945,320	$(619,651)	$9,337,586	$(835,122)

Weighted average number of shares of common stock outstanding (basic and diluted)	21,031,765	2,134,059	15,944,406	2,017,035

FFO per share (basic and diluted)	$0.19	$(0.29)	$0.59	$(0.41)

OFF BALANCE SHEET AND OTHER ARRANGEMENTS

We hold interests in unconsolidated entities that may affect our results of operations, financial liquidity, and capital expenditures. Our equity in earnings from unconsolidated entities for the quarter and nine months ended September 30, 2005 contributed approximately $3.0 million and $7.5 million, respectively, to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages. With respect to our investment in the Intrawest Partnership, Intrawest may receive a greater return than us when the Resort Village Properties perform at certain levels.

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

On May 25, 2005, upon closing of the second tranche of the acquisition of IFGC, the DMC Partnership became obligated for approximately $17.0 million in existing debt. The IFGC loan bears interest at a fixed rate of 5.45% and requires aggregate monthly principal and interest payments of $110,663. The loan is amortized over 22-years, matures in September 2012 and allows prepayment after August 2006 under certain terms and conditions.

On December 16, 2004, we completed our acquisition of a portfolio of resort village properties through our unconsolidated partnership with Intrawest Corporation. In connection with that acquisition, Intrawest Resort Finance, Inc. provided bridge financing in the principal amount of $45.0 million. On May 20, 2005, the $45.0 million bridge loan was refinanced with loans from Sun Life Assurance Company of Canada made to the subsidiary owners of the partnership in the aggregate principal amount of $46.0 million. The loans bear interest at a fixed rate of 5.75%, require the subsidiary owners of our unconsolidated partnership with Intrawest Corporation to make monthly principal and interest payments in the aggregate amount of $289,389 (based on a 25-year amortization), mature on May 20, 2015, and may not be prepaid except with payment of a premium.

The acquisition of the Canadian Resort Village Properties on December 3, 2004 was funded, in part, with approximately $22.3 million ($26.6 million Canadian dollars) of permanent debt financing secured by a mortgage on the Canadian Resort Village Properties, which was obtained on December 3, 2004. The loan matures in 2014, bears interest at a fixed rate of 5.83%, requires payments of interest-only for the first two years and thereafter requires monthly payments of principal and interest based upon a 30-year amortization period.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following table presents our contingent commitments and contractual obligations and the related payment periods as of September 30, 2005:

	Payments due in
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Line of credit	$—	$2,784,299	$—	$—	$2,784,299
Contingent purchase consideration (1)	—	—	3,750,000	—	3,750,000

Total contractual obligations	$—	$2,784,299	$3,750,000	$—	$6,534,299

FOOTNOTES:

(1)	In connection with the purchase of the resort village property located at Copper Mountain, Colorado, the Intrawest Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million. We have guaranteed the payment of the contingent purchase price to Intrawest on behalf of the Intrawest Partnership.

Subsequent to September 30, 2005, we entered into the Wolf Partnership. In connection with our investment in the Wolf Partnership, Great Wolf may receive additional funds up to $3.0 million per waterpark resort if those properties achieve certain financial performance goals during 2007 and 2008.

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

As of September 30, 2005, we did not have any direct borrowings under long-term debt. However, on May 25, 2005 we closed on a $5.0 million revolving line of credit, on which we had drawn approximately $2.8 million as of September 30, 2005. The line is used primarily for working capital needs, distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR plus 2.25% (5.73% for the quarter ended September 30, 2005) and has a term of two years.

On September 29, 2005, we made a $3.0 million loan to a subsidiary of Consolidated Conversions, LLC, which was used toward the purchase of the 295-room Holiday Inn Main Gate West for conversion to a condominium hotel. The property is located in Kissimmee, Florida, which is west of Walt Disney World. Our loan earns interest at a rate of 15% per year and requires monthly interest payments based on an annual percentage rate of 8.5% with the remaining 6.5% becoming due and payable upon the loan’s maturity or earlier upon the sale of the condominium hotel units. The term of the loan is 18 months and may be extended by the borrower for up to three additional six-month periods. The loan may be prepaid at anytime, but in no event will we receive less than our 15% return for at least one year.

We are indirectly exposed to foreign currency risk related to our investment in unconsolidated Canadian entities. We are also indirectly exposed to credit risk and interest rate risk due to the properties, mortgages and leasing activities in our unconsolidated entities. However, we believe our risk of foreign exchange loss and exposure to credit and interest rate risks are adequately mitigated as a result of our right to receive a preferred return on our investment from our investments in unconsolidated entities.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective, in alerting our management in a timely manner to information required to be disclosed in our periodic SEC filings.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

Item 1. Legal Proceedings – None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

As of September 30, 2005, we sold $247.1 million (24,770,899 shares), in connection with the Offering. The shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the initial offering or the $1.2 million (117,708 restricted common shares) issued in December 2004 to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly owned indirectly by our chairman of the board and his wife. As of September 30, 2005, we had also redeemed 24,193 shares at $9.50 per share for a total of $229,834, sold $3.6 million (375,225 shares) in connection with our distribution reinvestment plan and incurred the following expenses in connection with the issuance of our registered securities:

Selling commissions	$15,525,972
Marketing support fee and due diligence expenses	5,983,665
Offering costs and expenses	11,089,088

Offering and stock issuance costs (1)	$32,598,725

FOOTNOTES:

(1)	The total amount of selling commissions, marketing support fees, due diligence expense reimbursements and other organizational and offering expenses are subject to an expense cap and may not exceed 13% of the gross offering proceeds. An additional $6.7 million of costs incurred in connection with the Offering (exceeding the 13% expense cap) have been deferred as of September 30, 2005. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 13% limitation.

Selling commissions, marketing support fee and due diligence expenses are paid to CNL Securities Corp., an affiliate of our Advisor which acts as our managing dealer, and a substantial portion of the selling commissions, marketing support fee and due diligence expenses are reallowed to third party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our Advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $214.5 million at September 30, 2005. As of September 30, 2005, we invested approximately $122.8 million in properties and other permitted investments.

Redemption of Shares

Pursuant to the redemption of shares provisions of our prospectus dated April, 18, 2005, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of our outstanding common stock at the beginning of such 12-month period. For the quarter and nine months ended September 30, 2005, we have redeemed the following shares:

Period	Total Number of Shares Redeemed	Price Per Share	Amount
July 1– September 30, 2005	24,193	$9.50	$229,834

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits

The following documents are filed as part of this report.

2.1	Purchase and Sale Agreement between Whistler Mountain Resort Limited Partnership and Intrawest Corporation as Sellers and US Canadian Trust Alpha as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.1 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.2	Purchase and Sale Agreement (Copper Mountain Commercial Properties) between the Sellers and CNL Village Retail Partnership, LP as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.2 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.3	Schedule of Omitted Purchase and Sale Agreements (Previously filed as Exhibit 2.3 to the Report on Form 8-K filed December 17, 2004, and incorporated herein by reference.)

2.4	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

3.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.5	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

4.6	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

10.1	Form of Escrow Agreement between CNL Income Properties and SouthTrust Bank (Previously filed as Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.2	Advisory Agreement dated April 20, 2005 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed May 11, 2005 and incorporated herein by reference.)

10.3	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.4	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004 and Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.5	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and CNL Income Partners, LP, Lender (Previously filed as Exhibit 10.5 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.6	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and Intrawest Resorts, Inc., Lender (Previously filed as Exhibit 10.6 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.7	Master Lease Agreement dated December 3, 2004 by and between Whistler Mountain Resort Limited Partnership, as Landlord and CNL Income Canada Lessee Corp., as Tenant (Previously filed as Exhibit 10.7 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.8	Schedule of Omitted Lease Agreements (Previously filed as Exhibit 10.8 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.9	Property Management Agreement dated December 3, 2004 between Playground Real Estate Ltd. (Manager) and CNL Income Canada Lessee Corp. (Head Lessee) (Previously filed as Exhibit 10.9 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.10	Property Management Agreement dated as of December 3, 2004 between Intrawest U.S. Commercial Property Management, Inc. (Manager) and CNL Income Mammoth, LP (Owner) (Previously filed as Exhibit 10.10 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.11	Schedule of Omitted Management Agreements (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.12	Loan Agreement dated December 16, 2004 between CNL Village Retail Partnership, LP, Borrower and Intrawest Resort Finance, Inc., Lender (Previously filed as Exhibit 10.12 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.13	R&H US Canadian Property Limited, US Canadian Property Alpha Blue Mountain Nominee Corp., and US Canadian Property Alpha Whistler Nominee Corp, Borrowers and Congress Financial Corporation (Canada), Lender, Loan Agreement (Previously filed as Exhibit 10.13 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.14	Amended and Restated Limited Partnership Agreement of CNL Village Retail Partnership, LP dated December 3, 2004 (Previously filed as Exhibit 10.5 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

10.15	Master Lease dated as of February 14, 2005 by and between WTC-Trade Mart, L.P., Landlord and Dallas Market Center Operating, L.P., Tenant (Previously filed as Exhibit 10.15 to Post-Effective Amendment No. One to the Registration Statement on Form S-11(File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.16	Loan Agreement dated as of August 2, 2004 between WTC-Trade Mart, L.P., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.17	Contribution of Partnership Interests and Membership Interests Agreement dated as of February 14, 2005 by and between Dallas Market Center Company, Ltd. and CNL Dallas Market Center, L.P. (Previously filed as Exhibit 10.17 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.18	Master Lease dated as of May 20, 2005 by and between IFDC Property Company, Ltd., Landlord and IFDC Operating, L.P., Tenant (Previously filed as Exhibit 10.18 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.19	Loan Agreement dated as of August 8, 2003 by and between IFDC Property Company, Ltd., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.20	Contribution of Partnership Interests and Membership Interests Agreement dated as of May 20, 2005 by and between Dallas Market Center Company, Ltd. and CNL Dallas Market Center, L.P. (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.21	Loan Agreement dated as of May 20, 2005 by and between Branch Banking and Trust Company, Lender and CNL Income Properties, Inc., Borrower (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.22	Loan Agreement dated as of May 20, 2005, by and between CNL Income Copper, LP, CNL Income Sandestin, LP, CNL Income Mammoth, LP, CNL Income Snowshoe, LP, and CNL Income Stratton, LP, Borrowers and Sunlife Assurance Company of Canada, Lender (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.23	Venture Formation and Contribution Agreement by and between CNL Income Partners, LP, Great Bear Lodge of Wisconsin Dells, LLC, Great Bear Lodge of Sandusky, LLC and Great Wolf Resorts, Inc. (Previously filed as Exhibit 10.1 to the Report on Form 8-K filed October 4, 2005 and incorporated herein by reference.)

10.24	Amended and Restated Limited Partnership Agreement of CNL Income GW Partnership, LLLP dated as of October 11, 2005 (Previously filed as Exhibit 10.1 to the Report on Form 8-K filed October 14, 2005 and incorporated herein by reference.)

10.25	Development Agreement for Wisconsin Dells Addition (Previously filed as Exhibit 10.2 to the Report on Form 8-K filed October 14, 2005 and incorporated herein by reference.)

10.26	Development Agreement by and between WTC – Trade Mart L.P. and Dallas Market Center Operating, L.P. (Previously filed as Exhibit 10.3 to the Report on Form 8-K filed October 14, 2005 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of November, 2005.

CNL INCOME PROPERTIES, INC.

By:	/s/ R. Byron Carlock, Jr.
R. BYRON CARLOCK, JR.
President and Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammie A. Quinlan
TAMMIE A. QUINLAN
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)