Form 10-K
period 2005-12-31
CNL INCOME PROPERTIES INC
filed 2006-03-14
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

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

Common Stock, $0.01 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.     Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.     Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                                         Accelerated filer   ☐                                         Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Act).    Yes   ☐    No  ☒

Aggregate market value of the common stock held by nonaffiliates of the registrant: No established market exists for the registrant’s shares of common stock, so there is no market value for such shares. Based on the $10 offering price of the shares, $464,102,399 of our common stock was held by non-affiliates as of March 1, 2006.

The number of shares of common stock outstanding as of March 1, 2006 was 46,547,482.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Income Properties, Inc. Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2006.

[Intentionally left blank]

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results, performance or achievements could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: conditions affecting the CNL brand name, increased direct competition, changes in general economic conditions, changes in government regulations, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, our ability to obtain additional lines of credit or long-term financing on satisfactory terms, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments and the time involved in closing those investments, our qualification as a real estate investment trust, inaccuracies of our accounting estimates, failure of properties to perform as expected, our ability to locate suitable tenants and operators for our properties and borrowers for loans, and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. Although we believe that our current expectations are based on reasonable assumptions, we can give no assurances that such expectations will be attained.

Item 1. Business

CNL Income Properties, Inc. is a Maryland corporation organized on August 11, 2003. We operate as a real estate investment trust, or a REIT. In general, a REIT is a company that combines the capital of many investors to acquire or provide financing for real estate. Typically REITs:

•	do not pay federal corporate income taxes on income they distribute to their shareholders, as long as it, distributes at least 90% of its taxable income to its stockholders. Such treatment substantially eliminates the “double taxation” (taxation at both the corporate and stockholder levels) that generally results from investing in a corporation; and

•	offer the benefit of a real estate portfolio under professional management.

In the course of our business, various wholly-owned subsidiaries and partnerships (both consolidated and unconsolidated) have been and/or will be formed in the future for the purpose of acquiring interests in properties, making or acquiring loans (including mortgage, mezzanine and other loans) and other permitted investments. The terms “us,” “we,” “our,” “our company” and “CNL Income Properties” include CNL Income Properties, Inc. and each of our subsidiaries. We have retained CNL Income Corp. (the “advisor”) as our advisor to provide management, acquisition, disposition, advisory and administrative services. Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida 32801.

We were formed primarily to invest in lifestyle properties in the United States and Canada that we lease on a long-term basis (generally between five to 20 years, plus multiple renewal options) to tenants or operators who are significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society.

Our tenants and operators. We generally attempt to lease our properties to tenants and operators who are significant industry leaders. We consider a tenant or operator to be a “significant industry leader” if it has one or more of the following traits:

•	many years of experience operating in a particular industry as compared with other operators in that industry, as a company or through the experience of its senior management;

•	many assets managed in a particular industry as compared with other operators in that industry; and/or

•	is deemed by us to be a dominant operator in a particular industry for reasons other than those listed above.

Our leases and ventures. As part of our net lease investment strategy, we plan to either acquire properties directly or purchase interests in entities that own the properties we acquire. Once we acquire properties, we either lease them back to the original seller or to a third-party. These leases are usually triple-net leases which means our tenants are generally responsible for repairs, maintenance, property taxes, utilities and insurance for the properties that they lease. Our joint ventures will lease properties either to our venture partner or to a third-party operator generally on a triple-net or gross basis. We generally expect to structure our leases to provide for the payment of a minimum annual base rent with periodic increases in rent over the lease term or increases in rent based on increases in consumer price indices. In addition, our leases are expected to provide for the payment of percentage rent generally based on a percentage of gross revenues at the property over certain thresholds.

To a lesser extent, when beneficial to our venture structure, lodging related properties may be leased to wholly-owned tenants which are taxable REIT subsidiaries, or are owned through taxable REIT subsidiaries (referred to as “TRS” entities). Under this structure, we engage third-party managers to conduct day-to-day operations. Under the TRS leasing structure, our results of operations will include the operating results of the underlying properties as opposed to rental income from operating leases that is recorded for properties leased to third-party tenants.

Further, we have entered and expect to continue to enter into joint ventures where our partners may subordinate their returns to our minimum return. This structure provides us with some protection against the risk of downturns in performance but may allow our partners to obtain a higher rate of return on their investment than we receive if the underlying performance of the properties exceeds certain thresholds.

Our loans. As part of our lending strategy, we have made and plan to continue to make or to acquire loans (including mortgage, mezzanine or other loans) with respect to any of the types of properties in which we are permitted to invest. We may make loans pursuant to which we would provide financing to the owner of a property, or our affiliates, to enable them to acquire land, buildings or both or to develop property. In exchange, the owner would generally give us a first-lien or secured interest in a participating mortgage on the property or on partnership interests in a partnership that owns the property. Any such loan would require interest payments of fixed base interest and may provide for variable participating interest based on the amount of revenue generated at the encumbered property. We expect that the interest rate and terms for long-term mortgage loans (generally, between 10 to 20 years) will be similar to the rate of returns on our long-term net leases. Mezzanine loans and other financings for which we have a secondary-lien or secured interest will generally have shorter terms (one to two years) and higher interest rates than our net leases and long-term mortgage loans. With respect to the loans that we make, we generally seek loans with collateral values resulting in a loan-to-value ratio of no more than 85%.

In addition, we may invest up to a maximum of 10% of our total assets in businesses that provide services to, or are otherwise ancillary to, the types of properties in which we are permitted to invest.

Our common stock offerings. Beginning on April 16, 2004, we offered for sale up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “offering”). We commenced active operations on June 23, 2004, when the minimum required offering proceeds were received and funds were released to us from escrow. The activities from August 11, 2003 (our inception) through June 23, 2004 were devoted to the organization of the company. As of December 31, 2005, we had received total subscription proceeds of approximately $377.9 million (37,864,842 shares) from 12,847 investors in connection with this offering, including approximately $5.3 million (562,429 shares) purchased through our distribution reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include 20,000 shares purchased by our advisor for $200,000 preceding the commencement of the offering or 117,708 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., a company affiliated with our advisor which is wholly-owned indirectly by the chairman of our board and his wife. As of December 31, 2005, we had also redeemed 24,193 shares at a fixed price of $9.50 per share for a total of $229,834. These shares are considered to be retired and will not be reissued.

In anticipation of the end of our initial stock offering, on September 29, 2005, we filed a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “CIP 2 Offering”). It is anticipated that this Offering will become effective around the time that our initial stock offering expires in April 2006, or shortly thereafter. It is anticipated that the CIP 2 Offering will be for the sale of up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share). There can be no assurance as to the precise timing or terms of the CIP 2 Offering.

Key investment factors. We have and will continue to focus our investment activities on and use the proceeds of our offerings primarily for the acquisition, development and ownership of lifestyle properties that we believe:

•	Are part of an asset class wherein the supply of developed, specific-use real estate is greater than the demand for the intended use of such real estate;

•	Where a change in operational control is anticipated to improve value;

•	Are part of an industry that is experiencing constraints on the availability of new capital, which we believe typically has the effect of lowering the purchase price of such properties; and/or

•	Have the potential for long-term revenue generation based upon certain demographic data, including an aging baby boomer population and associated concentrations of wealth.

Asset classes. We have invested in or intend to invest in properties in the following asset classes (in no order of priority):

•	Dealership properties including, for example, automobile, motorcycle, recreational vehicle and boat dealerships;

•	Campgrounds, recreational vehicle (“RV”) parks that rent lots and offer other services;

•	Health clubs, athletic training facilities, wellness centers and spa facilities;

•	Parking lots with monthly and daily parking space rentals in urban areas;

•	Merchandise marts with showrooms and host tradeshows for merchandise manufacturers and wholesalers in major metropolitan areas;

•	Destination retail and entertainment centers that develop and lease properties featuring entertainment-oriented stores, restaurants and/or attractions;

•	Marinas that offer recreational boat slip rentals and other services;

•	Ski resorts, including real estate in and around ski resorts such as ski-in/ski-out alpine villages, townhouses, lodging and other related properties;

•	Golf courses and golf resorts, including real estate in and around golf courses and golf resorts such as retail villages, townhouses, lodges and other related properties;

•	Amusement parks, waterparks and family entertainment centers, which may include lodging facilities;

•	Real estate in and around lifestyle communities;

•	Vacation ownership interests, which entitle a purchaser of the interests to exclusive use of resort accommodations at a resort property or properties for a particular period of time each year; and,

•	Other attractions, such as sports-related venues and cultural facilities such as visual and performing arts centers, zoological parks or aquariums.

Many of these asset classes experience seasonal fluctuations in their business. We experience competition from other REITs, real estate partnerships, opportunity funds and other investors, including, but not limited to, banks and insurance companies, many of which will have greater financial resources than us in the acquisitions, leasing and financing of properties with our targeted asset classes.

Although these are the asset classes in which we have invested or intend to invest in, we may acquire or invest in other types of properties which are not listed above that we believe have the potential for long-term revenue.

As of March 1, 2006, we have invested through unconsolidated entities in retail and commercial properties at seven resort villages (two of which are located in Canada), one merchandise mart property and two waterpark resorts. As of this date, we have also invested through consolidated entities in a sky lift attraction and have made two loans. We also expect to acquire a ski resort by the end of the second quarter of 2006.

The two properties located in Canada generated equity in earnings of unconsolidated entities of $982,078 and $75,349, respectively, during the years ended December 31, 2005 and 2004. The remainder of our equity in earnings from unconsolidated entities of approximately $9.3 million and $143,117, respectively, was generated from properties located within the United States.

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

In accordance with the advisory agreement, our advisor is required to reimburse us the amount by which the total operating expenses (as defined in the advisory agreement) incurred by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). The first Expense Year was the twelve months ended June 30, 2005, for which our operating expenses exceeded the Expense Cap by $398,071. Therefore, such amount was recorded as a reduction in operating expenses and amounts due to affiliates. For the Expense Year ended December 31, 2005, operating expenses did not exceed the Expense Cap.

The advisory agreement continues until April 16, 2006, and thereafter may be extended annually upon mutual consent of our advisor and our entire board of directors including our independent directors unless terminated at an earlier date upon 60 days prior written notice by either party.

EMPLOYEES

Reference is made to Item 10. “Directors and Executive Officers of the Registrant” for a listing of our executive officers. We have no employees, other than our executive officers who are compensated by our advisor. We have retained our advisor to provide management, acquisition, advisory and certain administrative services and have retained certain other affiliates of our advisor to provide additional administrative services.

AVAILABLE INFORMATION

We make available free of charge on or through our Internet website, www.cnlonline.com/ir/investcnl_ip.asp, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and may obtain information on the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that we may file electronically with the Commission (http://www.sec.gov).

Item 1A. Risk Factors

Company Risks

We have a limited operating history. We commenced active operations in June 2004, are still in the early stages of growth and have limited previous performance history. As a result, we cannot be sure whether we will achieve our business and investment objectives or how we will perform financially.

Our management has limited or no experience with investments in certain of the properties in which we may invest making loans which may impact our ability to successfully make acquisitions or loans in those sectors. Our management’s historical industry expertise is primarily in the hospitality, retirement, retail, office and restaurant industries, with limited or no experience investing in certain of the properties in which we intend to focus our investment activities. There can be no assurance that our management’s experience in those industries will be useful in helping us to identify and acquire the properties we are seeking to acquire.

We will experience competition for allocation of properties, loans and other permitted investments. Our advisor or its affiliates from time to time may acquire properties make loans or other permitted investments on a temporary basis with the intention of subsequently transferring such assets to us. Further, our advisor or its affiliates may from time to time seek to transfer certain of its or its affiliates’ assets to us. The selection of properties, loans or other permitted investments to be transferred by our advisor to us may be subject to conflicts of interest. We cannot be sure that our advisor will act in our best interests when deciding whether to allocate any particular opportunity to us.

There will be competing demands on our officers and directors. Some of our officers and directors, who are also officers or directors of our advisor, may experience conflicts of interest in managing us, because they also have management responsibilities for other companies, including companies that may invest in some of the same types of assets in which we may invest. In addition, substantially all of the other companies for which our officers and directors work are our affiliates and/or affiliates of our advisor. For these reasons, these officers and directors will share their management time and services among those companies and us, will not devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

The timing of sales and acquisitions may favor our advisor and not us. Our advisor may immediately realize substantial commissions, fees and other compensation as a result of any investment in or sale of an asset by us. Our board of directors must approve each investment and sale, but our advisor’s recommendation to our board of directors may be influenced by the impact of the transaction on our advisor’s compensation.

Our advisor’s fee structure may encourage our advisor to recommend speculative investments and a high amount of leverage. Our advisor will realize substantial compensation in connection with the acquisition of properties, and as a result, may recommend speculative investments to us. In addition, because our advisor will receive fees based on the amount of permanent financing we obtain, our advisor may have an incentive to recommend a high amount of leverage. Similarly, because our advisor may receive fees upon the sale of properties, loans and other permitted investments, our advisor may have an incentive to recommend the premature sale of these assets.

The agreement between our advisor and us was not the result of arm’s-length negotiations. Because some of our officers and directors are also officers and directors of our advisor, the terms of the advisory agreement may favor our advisor. As a result, our advisor may not always act in our best interests, which may adversely affect our results of operations.

We may be unable to invest the proceeds we receive from our common stock offerings in a timely manner. Because we have and expect to continue to raise capital through our current and future common stock offerings, we are required to invest the proceeds of such offerings in a timely manner. If we experience delays in using this capital to acquire properties or make loans, it may reduce the rate of distributions that we pay to our stockholders as a result of the dilution that occurs from uninvested offering proceeds. Additionally, if we are unable to locate suitable third-party tenants for our properties, it may further delay our ability to acquire properties.

Real Estate and Other Investment Risks

Multiple property leases or loans with individual tenants or borrowers increase our risks in the event such tenants or borrowers are financially impaired and are unable to make rent or debt service payments to us. The value of our properties will depend principally upon the value of the leases for properties we acquire. Defaults by a tenant or borrower may continue for some time before our advisor or board of directors determines that it is in our best interest to evict the tenant or foreclose on the property of the borrower. Tenants may lease more than one property, and borrowers may enter into more than one loan. As a result, a default by or the financial failure of a tenant or borrower could cause more than one property to become vacant or more than one loan to become non-performing. Vacancies would reduce our cash receipts and funds available for distribution and could decrease the resale value of affected properties until they can be re-leased.

Our exposure to typical real estate investment risks could reduce our income. Our properties, loans and other permitted investments will be subject to the risks typically associated with investments in real estate. Such risks include the possibility that our properties will generate rent and capital appreciation, if any, at rates lower than we anticipated or will yield returns lower than those available through other investments. Further, there are risks that our ability to vary our portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments. Income from our properties may be adversely affected by many factors, including an increase in the local supply of the various properties we seek to acquire, a decrease in the number of people interested in participating in the activities related to the businesses conducted on the properties which we may acquire, adverse weather conditions, changes in government regulation, national or local economic deterioration and changes in consumer tastes.

A concentration of our investments in only a few property classes may leave our profitability vulnerable to a downturn in such sectors. At any one time, a significant portion of our investments could be in only a few property classes. As a result, we are subject to risks inherent in investments in these classes. The potential effects on our revenues, and as a result on cash available for distribution to our stockholders, resulting from a downturn in the business conducted on those properties could be more pronounced than if we had more fully diversified investments.

Your investment may be subject to additional risks if we make international investments. We have purchased properties in Canada and we may purchase properties located in the Caribbean, Europe and other foreign venues. Such investments could be affected by factors particular to the laws and business practices of those countries. These laws or business practices may expose us to risks that are different from, and in addition to, those commonly found in the United States.

We may rely on various cash flow or income security provisions to our leases for minimum rent payments. Our leases may, but are not required to have, security provisions, such as deposits, guarantees or shortfall reserves provided by a third-party tenant or operator. These security provisions may terminate at either a specific time during the lease term or once net operating income of the property exceeds a specified amount. These provisions may also have limits on the overall amount of the security. After the termination of a security feature, or in the event that the maximum limit of a security provision is reached, we may only look to the tenant to make lease payments. In the event that a security provision has expired or the maximum limit has been reached, or in the event that a provider of a security provision is unable to meet its obligations, our results of operations could be adversely affected if our properties are unable to generate sufficient funds from operations to meet minimum rent payments and the tenants do not otherwise have the resources to make rent payments.

We will not control the management of our properties. In order to maintain our status as a REIT for federal income tax purposes, we may not be permitted to operate certain types of properties we acquire or participate in the decisions affecting their daily operations. Our success will depend on our ability to select qualified and creditworthy tenants or managers for each property we acquire, and upon their ability to effectively manage and operate the properties.

We have no residual interest in ground lease properties or properties that reside on permitted land. For properties that reside on leased land, such as our property at the Dallas Market Center, or properties that reside on permitted land, which is often the case for ski resorts, we do not own the underlying land. Accordingly, with respect to these properties, we will have no economic interest in the land or building at the expiration of the lease on the underlying land; although, we generally will retain partial ownership of improvements and will have the right to remove any equipment that we may own in the building. As a result, though we will share in the income stream derived from the lease, we will not share in any increase in value of the land associated with any ground lease or permitted land property.

It may be difficult to re-lease our properties. If a tenant vacates a property, we may be unable to re-lease the property or, if we are able to re-lease the property, we may not receive as much rent as we had under the prior lease or we may need to incur additional expenditures relating to the property. In addition, we could experience delays in enforcing our rights and collecting rents (and, in some cases, real estate taxes and insurance costs) due from a defaulting tenant. Any delay we experience in re-leasing a property or difficulty in re-leasing at acceptable rates may reduce cash available to make distributions to our stockholders.

Our loans may be affected by unfavorable real estate market conditions. For loans we have made, we are at risk of default on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the properties securing mortgage loans we may make will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

We may make loans on a subordinated and unsecured basis and may not be able to collect outstanding principal and interest. Although we intend to make loans to third parties which are secured by collateral pledged by such borrowers, we may make loans that are unsecured and/or subordinated in right of payment to such third parties existing and future indebtedness. In the event of a foreclosure, bankruptcy, liquidation, winding up, reorganization or other similar proceeding relating to such third party, and in certain other events, such third party’s assets may only be available to pay obligations on our unsecured loans after the third party’s other indebtedness has been paid. As a result, there may not be sufficient assets remaining to pay the principal or interest on the unsecured loans we may make.

Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans. We may, in some instances, acquire real estate assets by using either existing financing or borrowing new monies. Our articles generally limit the total amount we may borrow to 300.0% of our net assets. In addition, we may obtain loans secured by some or all of our properties or other assets to fund additional acquisitions or operations including satisfying the requirement that we distribute at least 90.0% of our annual “REIT taxable income” to our stockholders, or as is otherwise necessary or advisable to qualify as a REIT for federal income tax purposes. Payments required on any amounts we borrow will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with the borrowed amounts.

Defaults on loans secured by a property we own may result in foreclosure actions initiated by lenders and our loss of the property or properties securing the loan that is in default. For tax purposes, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the property. If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable income on the foreclosure and all or a portion of such taxable income may be subject to tax and/or required to be distributed to our stockholders in order for us to qualify as a REIT. We would not receive any cash proceeds, pay such tax or make such distributions. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate real estate assets. In these cases, we will be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgages contain cross collateralization or cross default provisions, more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our financial condition, results of operations and ability to pay distributions to you will be adversely affected.

Portfolio acquisitions are more difficult to complete than single asset acquisitions. Our business and acquisition strategy may include acquisitions of multiple properties, loans or other permitted investments in a single transaction. However, portfolio acquisitions are more complex than single-asset acquisitions, and the risk that a portfolio acquisition will not close may be greater than in a single-asset acquisition. In addition, costs for a portfolio acquisition that does not close are generally greater than for a single-asset acquisition that does not close. If we fail to close one or more portfolio acquisitions, then our ability to increase our net income will be limited and a charge to our earnings for costs related to the failed acquisition(s) may be imposed.

We will compete with other companies for investments. We anticipate that we will continue to compete with other companies and investors, including REITs, real estate partnerships, banks and insurance companies, for the acquisition of properties, loans and other permitted investments that we seek to acquire or make. Some of the entities with whom we may compete for acquisition opportunities will have substantially greater experience acquiring and owning the types of properties, loans or other permitted investments in which we seek to acquire or make, as well as greater financial resources and a broader geographic knowledge base than we have. As a result, competition may reduce the number of suitable acquisition opportunities available to us.

Increased competition for customers may reduce the ability of certain of our operators to make scheduled rent payments to us. The types of properties in which we may invest are expected to face competition for customers from other like properties, both locally and nationally.

Seasonal revenue variations in certain asset classes will require our operators of such asset classes to manage cash flow properly over time so as to meet their non-seasonal scheduled rent payments to us. Certain of the properties in which we may invest, including the skiing, golfing and marina industries, are generally seasonal in nature. Revenues and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations. As a result of the seasonal nature of certain industries which may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us.

Because our revenues are highly dependent on lease payments for our properties and interest payment from loans that we make, defaults by our tenants or borrowers would reduce our cash available for the repayment of our outstanding debt and for distribution. Our ability to repay any outstanding debt and make distributions to stockholders will depend upon the ability of our property tenants and borrowers to make payments to us, and their ability to make these payments will depend primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on such properties. For example, the ability of our outlet center tenants to make their scheduled rent payments to us will be dependent upon their ability to attract and retain merchants. A tenant’s failure to make or delay in making scheduled rent payments to us or borrower’s failure to make debt service payments to us may be caused by reduced revenue at the properties it operates.

Financing Related Risks

We may not be able to obtain adequate financing. We intend to obtain one or more lines of credit and long-term permanent financing. On May 20, 2005, we obtained a $5.0 million revolving line of credit. We have not yet obtained a commitment for any permanent financing (other than permanent financing obtained through our unconsolidated entities). We cannot be sure that we will be able to obtain additional lines of credit or any long-term permanent financing on satisfactory terms.

Anticipated borrowing creates risks. We may borrow money to acquire assets, to preserve our status as a REIT or for other corporate purposes. We may mortgage or put a lien on one or more of our assets in connection with any borrowing. We intend to obtain one or more revolving lines of credit of up to $100 million to provide financing for the acquisition of assets, although our board of directors could determine to borrow a greater amount.

We may borrow money to make distributions and distributions may not come from funds from operations. We have borrowed from affiliates and from our revolving line of credit to make distributions and may continue to borrow money as we consider necessary or advisable to meet our distribution requirements. Our distributions have exceeded our funds from operations in the past and may do so in the future. In the event that we make distributions in excess of our earnings and profits, such distributions could constitute a return of capital for federal income tax and accounting purposes. In the event that we need to borrow to temporarily fund the payment of distribution and are unable to, then we may have to reduce our distributions to stockholders.

Tax Related Risks

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes. We elected to be taxed as a REIT, effective with our taxable year beginning January 1, 2004. A REIT generally is not taxed at the federal corporate level on income it distributes to its stockholders, as long as it distributes annually at least 90% of its taxable income to its stockholders. We have not requested, and do not plan to request, a ruling from the IRS that we will qualify as a REIT. Our continued qualification as a REIT will depend on our continuing ability to meet highly technical and complex requirements concerning, among other things, the ownership of our outstanding shares of common stock, the nature of our assets, the sources of our income, the amount of our distributions to our stockholders and the filing of TRS elections. We are reviewing certain REIT qualification requirements in connection with one of our partnerships. We have been advised by our outside professional advisors that actions can be taken to correct this matter, if necessary. However, no assurance can be provided that such actions, if necessary, will be sufficient, that we will continue to qualify as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT.

Excessive non-real estate asset values may jeopardize our REIT status. In order to qualify as a REIT, among other requirements, at least 75% of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents, and government securities. Accordingly, the value of any other property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate less than 25% of our total assets.

Miscellaneous Risks

Our board of directors can take many actions without stockholder approval. Our board of directors has overall authority to conduct our operations. This authority includes significant flexibility. For example, our board of directors can: (i) list our stock on a national securities exchange or include our stock for quotation on the National Market System of the NASDAQ Stock Market without obtaining stockholder approval; (ii) prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of the stockholders; (iii) authorize and issue additional shares of any class or series of stock without obtaining stockholder approval, which could dilute your ownership; (iv) change an advisor’s compensation, and employ and compensate affiliates; (v) direct our investments toward investments that will not appreciate over time, such as building-only properties, with the land owned by a third party, and loans; and (vi) establish and change minimum creditworthiness standards with respect to tenants. Any of these actions could reduce the value of our assets without giving you, as a stockholder, the right to vote.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

PROPERTIES OWNED THROUGH UNCONSOLIDATED ENTITIES

DESTINATION RETAIL

Intrawest Resort Village Properties. We have invested, through unconsolidated entities (the “Intrawest Partnership”), approximately $43.7 million in retail and commercial properties at seven resort villages in the U.S. and Canada (the “Resort Village Properties”), six of which are located near ski resorts and one of which is located near a golf resort. The Resort Village Properties include:

•	the Village at Blue Mountain, Ontario;

•	Whistler Creekside, British Columbia;

•	the Village at Copper Mountain, Colorado;

•	the Village at Mammoth Mountain, California;

•	the Village of Baytowne Wharf, Florida;

•	the Village at Snowshoe Mountain, West Virginia; and

•	the Village at Stratton, Vermont.

This retail and commercial space was purchased from Intrawest Corporation in December 2004 through a series of transactions and entities in which we hold an 80% non-controlling interest. Intrawest Corporation and its affiliates collectively (“Intrawest”) owned and operated these properties prior to the transaction. Intrawest continues to hold a 20% interest and operate the properties under long-term management agreements. The resort village portfolio consists of approximately 408,000 square feet of leasable retail and commercial space.

The following table summarizes the Resort Village Properties, their location, number of units, usable square feet and the rental income recorded by those entities for the year ended December 31, 2005.

Resort location	Description of specific real estate acquired	Leasable square feet	Rental income for the year ended December 31, 2005 (1)
Blue Mountain - Ontario	23 tenant units in 6 buildings: 13 retail, 9 food & beverage, and 1 office space located at the Village of Blue Mountain.	38,193	$2,054,881

Whistler Blackcomb - British Columbia	26 tenant units in 8 buildings: 9 retail, 6 food & beverage, 8 office, and 3 vacant spaces located at Whistler Creekside.	71,396	$2,729,876

Copper Mountain - Colorado	48 tenant units in 10 buildings: 13 retail, 10 food & beverage, 16 office, and 9 vacant spaces located at the Village at Copper Mountain	97,325	$2,711,456

Resort location	Description of specific real estate acquired	Leasable square feet	Rental income for the year ended December 31, 2005 (1)
Mammoth Mountain - California	33 tenant units in 4 buildings: 17 retail, 11 food & beverage, 3 office, and 2 vacant spaces located at the Village at Mammoth Mountain	57,925	$2,923,740

Sandestin Golf & Beach Resort - Florida	30 tenant units in 14 buildings: 12 retail, 14 food & beverage, 3 office spaces, and 1 vacant space located at the Village of Baytowne Wharf	56,113	$2,782,228

Snowshoe Mountain - West Virginia	16 tenant units in 4 buildings: 8 retail, 6 food & beverage, and 2 vacant spaces located in the Village at Snowshoe Mountain	39,073	$1,413,486

Stratton - Vermont	23 tenant units in 11 buildings: 15 retail, 4 food & beverage, 3 office and 1 vacant space located in the Village at Stratton	47,837	$1,547,155

FOOTNOTES:

(1)	Represents the rental income on a GAAP basis including expense reimbursements billed to tenants and the effect of GAAP straight-lining adjustments for the period ended December 31, 2005. All amounts are shown in U.S. dollars.

As of December 31, 2005 and 2004, there were six and eight tenants, respectively, that each leased in total more than 10% of the gross leasable space at their respective locations of the Resort Village Properties. These tenants collectively contributed approximately 15.0% and 11.0%, respectively, of the total rental income generated by the Resort Village Properties for the years ended December 31, 2005 and 2004. In addition, Intrawest, through various affiliates, leased approximately 45.0% and 35.0%, respectively, of the gross leaseable space at the Resort Village Properties as of December 31, 2005 and 2004. The failure of any of these tenants could significantly impact our results of operations. It is expected that the percentage of total rental income contributed to us by these tenants will decrease as additional properties are acquired and leased to diversified tenants during subsequent periods.

Intrawest executed leases as a tenant for all unleased space at the time that we acquired our interest in the Resort Village Properties and guaranteed the leases for all space then leased to Intrawest or its affiliates. In addition, Intrawest operates the Resort Village Properties for us. In the event that Intrawest’s brand is impaired, and/or Intrawest experiences serious financial difficulty or Intrawest fails to meet its guaranty commitment if called upon to do so, it could have a significant detrimental effect on our investments in the Resort Village Properties and thus, our expected returns.

The Resort Village Properties are encumbered by the following debts provided by third-party lenders: approximately $22.8 million on the Canadian Resort Village Properties and $45.6 million on the U.S. Resort Village Properties. These encumbrances are more fully described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off Balance Sheet and Other Arrangements – Borrowings of our Unconsolidated Entities.”

MERCHANDISE MARTS

Dallas Market Center. We have also invested, through an unconsolidated entity, approximately $77.1 million in the Dallas Market Center Partnership (the “DMC Partnership”), which owns the Trade Mart, the World Trade Center, Market Hall and surface and garage parking areas (collectively, the “Dallas Market Center”) and the International Floral and Gift Center (the “IFGC”). The World Trade Center consists of 15 floors encompassing the Fashion Center Dallas, showrooms and wholesalers offering gifts and home textiles. The Trade Mart has five floors encompassing gifts, housewares and lighting. Market Hall is a consumer and tradeshow exhibition hall. The IFGC has two floors and houses permanent showrooms for floral products, holiday decorative products and related accessories. The IFGC serves as the headquarters for the American Floral Industry Association and

is home to two annual floral shows, the Holiday and Home Expos. Our partner, Dallas Market Center Company, Ltd. (“DMC”), estimates that the Dallas Market Center receives more than 200,000 visitors each year from all 50 states and 84 countries. Each year the Dallas Market Center offers hundreds of events and seminars to assist retailers in expanding their business and profitability. The Dallas Market Center consists of over 4.7 million square feet of showroom and exhibition space.

These properties were purchased from DMC, a Dallas company affiliated with Crow Holdings, through a series of transactions and entities in which we hold an 80% non-controlling interest. DMC and its affiliates collectively owned and operated these properties prior to the transaction. DMC continues to hold a 20% interest and leases this property from the DMC Partnership under a long-term triple-net lease.

On October 12, 2005, the DMC Partnership entered into a memorandum of understanding and a development agreement to develop an approximate 500,000 square foot expansion, which includes a 160,000 square foot lighting center expansion and additional parking at the Trade Mart (the “Trade Mart Expansion”). Under the memorandum, during the months of December 2005 and January 2006, we had funded approximately $9.3 million and our partner, DMC, funded approximately $2.4 million in development costs for the Trade Mart Expansion. The total estimated construction costs are expected to be approximately $21.3 million and construction is expected to be completed in early 2007. Our share of the total contribution to the DMC Partnership for the Trade Mart Expansion is estimated to be approximately $17.0 million of the total and will be made in accordance with the current partnership structure. This project is expected to retain and strengthen the property’s leading position in the lighting arena, and demonstrates the DMC Partnership’s commitment to improving the property and preserving its status as a world market center. Upon completion of the construction, the Trade Mart Expansion is expected to be leased under the existing triple-net lease to Dallas Market Center Operating L.P., a subsidiary of Crow Holdings, Inc., with rent under that lease being increased proportionately for the total cost of the Trade Mart Expansion.

The DMC Partnership receives rent under two leases equal to the greater of an annual base rent or a percentage rent calculation for each of the Dallas Market Center and IFGC.

Property location and description	Lease term and renewal options	Minimum annual rent	Percentage rent

Dallas Market Center - Texas

Dallas Market Center is the world’s largest wholesale merchandise mart according to Guinness World Records. It showcases home furnishings, gifts, decorative accessories, lighting, floral, apparel and accessories. The market center hosts more than 50 wholesale markets, or tradeshows, each year.

	Five-year triple-net lease with five five-year renewals. Renewals are automatic, unless the parties mutually agree in writing not to renew the lease at least seven months in advance of expiration of the applicable lease period.	Approximately $20.7 million or percentage of rent, which ever is greater.	Equal to certain applicable percentage of various revenue thresholds achieved by DMC Operating L.P. at the Dallas Market Center to the extent it exceeds minimum rent.

International Floral Gift

Center - Texas

IFGC is located in the Dallas Market Center. It serves as the headquarters for the American Floral Industry Association and is home to two annual floral shows, holiday expo and silk. It houses permanent showrooms for floral products, holiday decorative products, and related accessories.

	Five-year triple-net lease with five five-year renewals. Renewals are automatic, unless the parties mutually agree in writing not to renew the lease at least seven months in advance of expiration of the applicable lease period.	Approximately $3.0 million or percentage of rent, which ever is greater.	Equal to certain applicable percentage of various revenue thresholds achieved by IFDC Operating L.P. at the IFGC to the extent it exceeds minimum rent.

The land leases for the parcels of land on which the Dallas Market Center and the IFGC are located each expire during the period from 2055 to 2066.

OTHER ATTRACTIONS

Great Wolf Waterpark Resorts. In the fourth quarter of 2005, we invested approximately $80.5 million for a 70% interest in an unconsolidated entity (the “Wolf Partnership”) with Great Bear Lodge of Wisconsin Dells, LLC (“Wolf Dells”), Great Bear Lodge of Sandusky, LLC (“Wolf Sandusky”) and Great Wolf Resorts, Inc., the parent company of Wolf Dells and Wolf Sandusky (collectively, “Great Wolf”). The Wolf Partnership owns the waterpark resort and hotel properties known as “Great Wolf Lodge-Wisconsin Dells” in Wisconsin Dells, Wisconsin (the “Wolf Dells Property”) and “Great Wolf Lodge-Sandusky” in Sandusky, Ohio (the “Wolf Sandusky Property”).

The Wolf Dells Property is a waterpark resort located in Wisconsin Dells, Wisconsin approximately one hour from Madison, Wisconsin and two hours from Milwaukee, Wisconsin. The property includes 309 guest suites, 77 condominium units with 128 rooms, a 64,000 square foot indoor entertainment area with a waterpark, an additional 35,000 square foot indoor waterpark expansion currently under development, five restaurants, 5,400 square feet of meeting space, a concept spa and salon, an arcade and a gift shop. The Wolf Sandusky Property is a waterpark resort located in Sandusky, Ohio on Lake Erie, approximately one hour from Cleveland, Ohio and two hours from Detroit, Michigan. The property includes 271 guest suites, a 42,000 square foot indoor entertainment area with a waterpark, two 150-seat restaurants, 6,000 square feet of meeting space, a fitness center, an arcade and a gift shop.

Prior to our investment in the Wolf Partnership, Great Wolf commenced construction of an additional 35,000 square foot indoor waterpark attraction at the Wolf Dells Property for an estimated total cost of $17.6 million. It is intended that the indoor waterpark at the Wolf Dells Property will include a wave pool and other amenities and features. Wolf Dells remains obligated for the construction and completion of the indoor waterpark attraction pursuant to a Development Agreement with the Wolf Partnership. The $17.6 million for this expansion was funded into an escrow account upon our entering into the Wolf Partnership and as of March 1, 2006, over 75% of the construction was completed. If the total cost of construction exceeds the escrowed amount, Great Wolf as developer must fund the excess out of its own pocket. If the total cost of construction is less than the amount escrowed, Great Wolf as developer will be allowed to keep the remaining funds as developer’s profit.

Great Wolf and its affiliates collectively owned and operated these properties prior to the transaction. Great Wolf continues to hold a 30% interest and manages these properties under long-term management agreements. The properties are leased to tenants owned by the Wolf Partnership through a wholly-owned TRS. Affiliates of Great Wolf receive management fees and license fees based on a percentage of gross revenues of the properties in accordance with the long-term management and licensing agreements.

Two putative class action lawsuits have been filed against Great Wolf Resorts, Inc., and other defendants, alleging violations of Federal securities laws.

To evaluate the financial condition and operating performance of our lodging related properties, management regularly reviews operating statistics such as RevPAR, ADR and occupancy levels. These statistics are compared with historical and budgeted statistics as well as those for our industry and peer groups. RevPAR is a commonly used measure within the lodging industry to evaluate hotel and resort operations. We define RevPAR as (1) the average daily room rate, or ADR, charged, multiplied by (2) the average daily occupancy achieved. We define ADR by dividing room revenue by the total number of rooms occupied by hotel and resort guests on a paid basis during the applicable period. RevPAR does not include revenue from food and beverage, telephone services or other guest services generated by the Property. Although RevPAR does not include these ancillary revenues, we consider this measure to be the leading indicator of core revenues for our hotels and resorts. We closely monitor changes in RevPAR because changes that result from occupancy as compared to those that result from room rate have different implications on overall revenue levels, as well as incremental operating profit. For example, increases in occupancy at a hotel or resort may lead to increases in ancillary revenues, such as food and beverage and other hotel and resort amenities, but also additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates would not generally result in these additional room-related costs. For this reason, while operating profit would typically increase when occupancy rises, RevPAR increases due to higher room rates would have a greater impact on our profitability. The data available to make comparisons is limited by the amount, timing and extent of recent acquisitions we have made.

The following table presents these non-GAAP historical operating statistics for the Wolf Dells Property and the Wolf Sandusky Property:

Location	Fiscal year		Average occupancy rate		Average daily room rate (“ADR”)		Revenue per available room (“RevPAR”)
Wolf Dells Property	2005		58.7%		$194.74		$165.90
	2004		62.2%		188.76		117.47
	2003		60.6%		199.72		121.06
	2002		66.3%		192.49		127.62
	2001		70.0%		196.36		137.51

Wolf Sandusky Property	2005		58.3%		$219.88		$182.57
	2004		68.0%		231.45		157.50
	2003		70.0%		224.20		156.88
	2002		67.0%		219.16		146.82
	2001	(1)	64.6	%(1)	198.62	(1)	128.31	(1)

FOOTNOTES:

(1)	Property opened in March 2001.

CONSOLIDATED PROPERTIES

OTHER ATTRACTIONS

Gatlinburg Sky Lift. In December 2005 through a consolidated subsidiary, we acquired the Gatlinburg Sky Lift in Gatlinburg, Tennessee (the “Gatlinburg Sky Lift Property”) for approximately $19.9 million, excluding acquisition and closing costs. The Gatlinburg Sky Lift Property is leased on a long-term triple-net basis to an affiliate of Boyne USA, Inc (“Boyne”). Boyne’s primary business is the operation of geographically diverse four season destination resorts and day-ski venues located near major metropolitan areas. The business has been managed by the Kircher family since 1948 and is the largest privately owned four season resort company in North America.

In operation since 1954, the attraction consists of an uphill chairlift and ticket office. The scenic overlook from the sky lift affords views of the Smoky Mountains on the way to the top of Crockett Mountain, which towers more than 500 feet over Gatlinburg. An estimated 13.2 million visitors come to the tourist towns of Tennessee’s Sevier County each year, which includes Gatlinburg and Pigeon Forge. According to the National Park Service, Great Smoky Mountains National Park is the country’s most visited national park, and is located within 550 miles of one-third of the American population. For the past five years, the property has attracted more than 400,000 visitors annually.

The following is a description of the Gatlinburg Sky Lift Property:

Property location and description	Lease term and renewal options	Minimum annual rent	Percentage rent
Gatlinburg Sky Lift Property - Tennessee The property is located in Gatlinburg, Tennessee and includes an uphill chairlift and ticket booth.	20 years; four 5-year renewal options; lease will be cross-defaulted with the Cypress Mountain property	10.25%, increasing 25 basis points annually; capped at 13% ($2,078,120 in the initial year); guaranteed by Boyne for first 4 years	3.0% of gross revenues

MORTGAGE LOANS AND OTHER LOANS

On September 29, 2005, we made a $3.0 million loan to a subsidiary of Consolidated Conversions, LLC, which was used to purchase the 295-room Holiday Inn Main Gate West for conversion to a condominium hotel. The property is located in Kissimmee, Florida, which is west of Walt Disney World. Our loan earns interest at a rate of 15% per year and requires monthly interest payments based on an annual percentage rate of 8.5% with the remaining 6.5% becoming due and payable upon the loan’s maturity or earlier upon the sale of the condominium hotel units. The loan matures in April 2007 and may be extended by the borrower for up to three additional six-month periods. The loan is collateralized by a first mortgage on ten vacant acres of land adjacent to the hotel and a second priority mortgage on the remainder of the property which includes the hotel. Completion of the condominium conversion and related improvements is guaranteed by the principals of Consolidated Conversions, LLC. The loan may be prepaid at anytime, but in no event will we receive less than our 15% return for at least one year.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

As of March 1, 2006, there were approximately 12,847 stockholders of record of common stock. There is no established public trading market for the shares, and even though we intend to list our shares on a national securities exchange or over-the-counter market, if market conditions are satisfactory, a public market for the shares may not develop even if the shares are listed. Prior to such time, if any, as the listing of our shares occurs, any stockholder who has held shares for not less than one year (other than CNL Income Corp. or its affiliates) may present all or any portion equal to at least 25 percent of such stockholder’s shares to us for redemption at any time (pursuant to our existing redemption plan). See the section entitled “Redemption of Shares” below for additional information regarding our redemption plan.

As of December 31, 2005, the price per share of our common stock was $10.00. We determined the price per share based upon the price we believed investors would pay for the shares and on certain other considerations. We did not take into account the value of the underlying assets in determining the price per share.

For the year ended December 31, 2005, we are aware of one sale of our common stock, other than sales from our common stock offering, for 1,233 shares at $8.92 per share. We are not aware of any sales of our common stock for the year ended December 31, 2004 other than sales under our common stock offering.

Beginning on April 16, 2004, we offered for sale up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “offering”). We commenced active operations on June 23, 2004, when the minimum required offering proceeds were received and funds were released to us from escrow. Our activities from August 11, 2003 (our inception) through June 23, 2004 were devoted to the organization of the company. As of December 31, 2005, we had received total subscription proceeds of approximately $377.9 million (37,864,842 shares) from 12,847 investors in connection with this offering, including approximately $5.3 million (562,429 shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include 20,000 shares purchased by our advisor for $200,000 preceding the commencement of the offering or 117,708 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., a company affiliated with our advisor which is wholly-owned indirectly by the chairman of our board and his wife. As of December 31, 2005, we had also redeemed 24,193 shares at a fixed price of $9.50 per share for a total of $229,834. These shares are considered to be retired and will not be reissued.

In anticipation of the end of our initial stock offering, on September 29, 2005, we filed a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “CIP 2 offering”). It is anticipated that this Offering will become effective around the time that our initial stock offering expires in April 2006, or shortly thereafter. It is anticipated that the CIP 2 offering will be for the sale of up to $2 billion in shares of common stock (200 million shares of common stock at $10.00 per share). There can be no assurance that the CIP 2 offering will become effective.

We expect to make distributions to the stockholders pursuant to the provisions of our Articles of Incorporation. For the years ended December 31, 2005 and 2004, we declared and paid cash distributions of approximately $10.1 million and $1.2 million respectively, to the stockholders. For the years ended December 31, 2005 and 2004, approximately 51.9% and 24.0% percent, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 48.1% and 76.0%, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2005 and 2004, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

The following table presents total distributions and distributions per share:

2004 Quarters	First	Second	Third	Fourth	Year
Total distributions declared	$—	$—	$470,512	$702,176	$1,172,688
Distributions per share	—	—	0.1342	0.1251	0.2593

2005 Quarters	First	Second	Third	Fourth	Year
Total distributions declared	$1,280,706	$2,027,860	$2,784,299	$4,003,564	$10,096,429
Distributions per share	0.1272	0.1334	0.1374	0.1374	0.5354

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, a balanced analysis of value creation reflective of both current and long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us. We are required to distribute at least 90 percent of our taxable income to maintain our REIT qualification for tax purposes. We have and expect to continue to borrow on our revolving line of credit to fund distributions to stockholders at the end of each fiscal quarter to bridge the gap between the time that distributions are paid and the time that we receive distributions from our unconsolidated partnerships. See “Liquidity and Capital Resources” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our sources of cash for distributions.

Redemption of Shares. Any stockholder who has held shares for not less than one year (other than the advisor) may present for our consideration, all or any portion equal to at least 25% of such shares for redemption at any time, in accordance with the procedures outlined herein. At such time, we may, at our sole option, choose to redeem such shares presented for redemption for cash to the extent we have sufficient funds available. Further, we have the right to waive the one-year holding period in the event of the death, permanent disability or bankruptcy of a stockholder or other exigent circumstances. There is no assurance that there will be sufficient funds available for redemption or that we will exercise our discretion to redeem such shares and, accordingly, a stockholder’s shares may not be redeemed. Factors that we will consider in making our determination to redeem shares include:

(i)	whether such redemption impairs our capital or our operations;

(ii)	whether an emergency makes such redemption not reasonably practical;

(iii)	whether any governmental or regulatory agency with jurisdiction over us so demands for such action for the protection of our stockholders;

(iv)	whether such redemption would be unlawful; or

(v)	whether such redemption, when considered with all other redemptions, sales, assignments, transfers and exchanges of the shares, could cause direct or indirect ownership of the shares to become concentrated to an extent which would prevent us from qualifying as a REIT for tax purposes.

If we elect to redeem shares, the following conditions and limitations would apply. The full amount of the proceeds from the sale of shares under the reinvestment plan (the “Reinvestment Proceeds”) attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and reinvestment proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares redeemed by us (if we determine to redeem shares) exceed 5% of the weighted average number of shares of our common stock at the beginning of such 12-month period. For the year ended December 31, 2005, we redeemed 24,193 shares at a price of $9.50 per share. The price to be paid for any share transferred other than pursuant to the redemption plan is subject to negotiation by the purchaser and the selling stockholder.

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1, 2005 through October 31, 2005	24,193	$9.50	24,193	181,848
November 1, 2005 through November 30, 2005	—	—	—	181,848
December 1, 2005 through December 31, 2005	—	—	—	435,064

Total	24,193		24,193

In February 2006, we redeemed an additional 26,471 shares for an average price of approximately $9.46 per share totaling $250,330.

Insufficient Funds. In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and we determine to redeem shares, we will redeem shares on a pro rata basis at the end of each quarter. A stockholder whose shares are not redeemed due to insufficient funds in that quarter, can ask that the request to redeem the shares be honored at such time as sufficient funds exist. In such case, the redemption request will be retained and such shares will be redeemed (if we determine to redeem shares) in the same manner as described above, at the end of the next quarter. Alternatively, if a redemption request is not satisfied and the stockholder does not make a subsequent request to redeem its shares at such time as sufficient proceeds from the reinvestment plan exist, we will treat the initial redemption request as cancelled. Stockholders will not relinquish their shares of common stock to us until such time as we commit to redeem such shares. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a request in writing. Until such time as a commitment is communicated and shares are actually delivered to us, a stockholder may withdraw its redemption request.

Termination of Plan. The redemption plan will terminate, and we will no longer accept shares for redemption, when a listing of our shares on a national securities exchange or over-the-counter market occurs. Our board of directors, in its sole discretion, may amend or suspend the redemption plan at any time it determines that such amendment or suspension is in our best interest.

Amended and Restated Redemption Plan. In connection with the filing of the upcoming offering, we are amending and restating our redemption plan. We anticipate that the new plan will be effective on or around the time that the SEC declares the offering effective in April. The material changes to the plan are summarized in the following paragraphs.

The new plan now provides for a graduated pricing schedule based upon the amount of time the shares have been held. The schedule is as follows for those that purchase shares at $10.00:

(i)	$9.25 per share for stockholders who have owned those shares for at least one year;

(ii)	$9.50 per share for stockholders who have owned those shares for at least two years;

(iii)	$9.75 per share for stockholders who have owned those shares for at least three years; and

(iv)	for stockholders who have owned those shares for at least four years, a price determined by our board of directors but in no event less than $10.00 per share.

With respect to shares purchased at a discounted price, such as shares purchased net of selling commissions and marketing support fees, shares subject to reduced acquisition fees or shares purchased using volume discounts, the repurchase price for such discounted shares shall be:

(i)	92.5% of the purchase price per share of such discounted shares for stockholders who have owned their shares for at least one year;

(ii)	95.0% of the purchase price per share of such discounted shares for stockholders who have owned their shares for at least two years;

(iii)	97.5% of the purchase price per share of such discounted shares for stockholders who have owned their shares for at least three years; and

(iv)	a price determined by our board of directors but in no event less than 100% of the purchase price per share of such discounted shares for stockholders who have owned their shares for at least four years.

For purposes of calculating the ownership periods set forth above, if a stockholder acquired the shares through a transfer from a prior stockholder, the acquiring stockholder’s period of ownership shall include the period its shares were owned by the prior owner of such shares. Stockholders who purchased shares in our initial offering shall be redeemed at no less than $9.50 per share upon effectiveness of the new plan.

With respect to redemption requests made in connection with shares acquired at multiple points in time, the pricing associated with the shares held for the longest period of time (one, two, three or four plus years) shall be applied first, until such time as all shares purchased at such point in time have been redeemed. Once that occurs, the pricing associated with the remaining shares held for the next longest period of time shall be applied, and so on.

In addition, the amended and restated plan allows us to waive the one-year holding period in the event of the death, permanent disability or bankruptcy of a stockholder or other exigent circumstances. If we determine to permit such a redemption, the price at which the shares may be redeemed shall be the lesser of (a) $10.00 or (b) the price at which such shares were purchased.

Further, we have shortened the notice period for amendments or suspensions to the plan and price adjustments for the shares from 30 days to 15 days.

[Intentionally left blank]

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The following selected financial data for CNL Income Properties should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Year Ended December 31,
	2005	2004(1)	2003(1)
Operating Data:
Revenues	$226,666	$—	$—
Operating loss	(4,983,770)	(1,280,470)
Net income (loss)	6,583,431	(683,263)	—
Net income (loss) per share	0.33	(0.17)	—
Weighted average number of shares outstanding (basic and diluted)	19,795,649	4,075,979	20,000
Cash distributions declared and paid (3)	10,096,429	1,172,688	—
Cash distributions declared and paid per share	0.54	0.26	—
Cash provided by (used in) operating activities	4,616,474	754,656	(199,000)
Cash used in investing activities	199,063,392	41,780,499	—
Cash provided by financing activities	251,541,482	77,734,960	200,000

	Year Ended December 31,
	2005(1)	2004(1)	2003(1)
Balance Sheet Data:
Real estate investment properties	$20,952,902	$—	$—
Investment in unconsolidated entities	207,150,838	41,913,212	—
Cash	93,804,681	36,710,117	1,000
Total assets	336,795,107	85,956,427	1,311,797
Long term debt obligations	—	—	—
Total liabilities	12,163,277	11,004,049	1,111,797
Stockholders’ equity	324,631,830	74,952,378	200,000

Other Data:
Funds from operations (“FFO”) (2)	14,170,298	(579,129)	—

FFO per share	0.72	(0.14)	—

Properties owned by unconsolidated entities at end of the year	10	7	—

Properties acquired by unconsolidated entities during the year	3	7	—

Properties acquired directly during the year	1	—	—

FOOTNOTES:

(1)	Operations commenced on June 23, 2004 when we received minimum offering proceeds of $2.5 million and funds were released from escrow. We completed our first investment in December 2004. The results of operations for the years ended December 31, 2005 and 2004 are not necessarily indicative of future performance due to the limited time during which we were operational, our incurrence of organizational costs, and having not completed our first investment until December 2004. The results from operations for the year ended December 31, 2004 include only the interest income earned subsequent to becoming operational, organizational costs incurred on our behalf by an Affiliate, and general operating and administrative expenses for the period. Selected financial data for 2003 covers the period August 11, 2003 (date of inception) through December 31, 2003.

(2)	We consider funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) and as used herein, means net income determined in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. We believe that by excluding the effect of depreciation and amortization, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income); (ii) is not necessarily indicative of cash flow available to fund cash needs; and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income as reported in the accompanying consolidated financial statements and notes thereto.

Reconciliation of net income (loss) to FFO for the year ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Net income (loss)	$6,583,431	$(683,263)	$—

Adjustments:
Depreciation and amortization	17,224	—	—
Equity in earnings of unconsolidated entities	(10,289,841)	(218,466)	—
Pro-rata share of FFO from unconsolidated entities (a)	17,859,484	322,600	—

Total funds from operations	$14,170,298	$(579,129)	$—

Weighted average number of shares of common stock outstanding (basic and diluted)	19,795,649	4,075,979	20,000

FFO per share (basic and diluted)	$0.72	$(0.14)	$—

FOOTNOTES:

(a)	Our share of FFO from unconsolidated entities is recognized in the same proportions as equity in earnings that we recognize from these entities based on the HLBV method.

(3)	Cash distributions are declared by the board of directors and generally are based on various factors, including expected and actual net cash from operations and our general financial condition, among others. Approximately, 51.9%, 24.0% and 0.0% of the distributions received by stockholders were considered to be ordinary income and approximately 48.1%, 76.0% and 0.0% were considered a return of capital for federal income tax purpose for the year ended December 31, 2005, 2004, and 2003, respectively. We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

CNL Income Properties, Inc. was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States and Canada that we lease on a long-term basis (generally between five to 20 years, plus multiple renewal options) to tenants or operators who are significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We also make and acquire loans (including mortgage, mezzanine and other loans) generally secured by interests in real estate. We currently operate and have elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2004. We have retained CNL Income Corp. as our advisor (the “advisor”) to provide management, acquisition, advisory and administrative services.

GENERAL

We have and will continue to focus our investment activities on and use the proceeds of our offering primarily for the acquisition, development and ownership of lifestyle properties that we believe:

•	Are part of an asset class wherein the supply of developed, specific-use real estate is greater than the demand for the intended use of such real estate;

•	Where a change in operational control is anticipated to improve value;

•	Are part of an industry that is experiencing constraints on the availability of new capital, which we believe typically has the effect of lowering the purchase price of such properties; and/or

•	Have the potential for long-term revenue generation based upon certain demographic data, including an aging baby boomer population and associated concentrations of wealth.

We have invested in, and will most likely continue to invest in, properties in the following asset classes (in no order of priority):

•	Dealership properties including, for example, automobile, motorcycle, recreational vehicle and boat dealerships;

•	Campgrounds, recreational vehicle (“RV”) parks that rent lots and offer other services;

•	Health clubs, athletic training facilities, wellness centers and spa facilities;

•	Parking lots with monthly and daily parking space rentals in urban areas;

•	Merchandise marts with showrooms and host tradeshows for merchandise manufacturers and wholesalers in major metropolitan areas;

•	Destination retail and entertainment centers that develop and lease properties featuring entertainment-oriented stores, restaurants and/or attractions;

•	Marinas that offer recreational boat slip rentals and other services;

•	Ski resorts, including real estate in and around ski resorts such as ski-in/ski-out alpine villages, townhouses, lodging and other related properties;

•	Golf courses and golf resorts, including real estate in and around golf courses and golf resorts such as retail villages, townhouses, lodges and other related properties;

•	Amusement parks, waterparks and family entertainment centers, which may include lodging facilities;

•	Real estate in and around lifestyle communities;

•	Vacation ownership interests, which entitle a purchaser of the interests to exclusive use of resort accommodations at a resort property or properties for a particular period of time each year; and,

•	Other attractions, such as sports-related venues and cultural facilities such as visual and performing arts centers, zoological parks or aquariums.

Many of these asset classes experience seasonal fluctuations in their business. We experience competition from other REITs, real estate partnerships, opportunity funds and other investors, including, but not limited to, banks and insurance companies, many of which will have greater financial resources than us in the acquisitions, leasing and financing of properties with our targeted asset classes.

Although these are the most likely asset classes in which we have invested and will continue to invest, we may acquire or invest in other types of properties which are not listed above that we believe have the potential for long-term revenue generation based upon underwriting criteria and models that we have developed and/or certain demographic criteria as described above. In addition, we may invest up to a maximum of 10% of our total assets in businesses that provide services to, or are otherwise ancillary to, the types of properties in which we are permitted to invest.

As of December 31, 2005, we have invested through unconsolidated entities in retail and commercial properties at seven resort villages (two of which are located in Canada), one merchandise mart property and two waterpark resorts. As of this date, we have also invested through consolidated entities in a sky lift attraction and have made one loan. During the period from January 1, 2006 and March 1, 2006, we made one additional loan. We also expect to acquire a ski resort by the end of second quarter of 2006.

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

CRITICAL ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and entities in which we have a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”) or are the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“FIN 46”). The application of FIN 46 and SOP 78-9 requires management to make significant estimates and judgments about our and our venture partners’, rights, obligations and economic interests in the related venture entities. The equity method of accounting is applied in the consolidated financial statements with respect to those investments in entities in which we are not the primary beneficiary under FIN 46 or have less than a controlling interest due to the significance of rights and obligations held by other parties under SOP 78-9.

Investments in unconsolidated entities. The equity method of accounting is applied with respect to investments in entities for which we have determined that consolidation is not appropriate under FIN 46 or SOP 78-9. We recognize equity in earnings from our unconsolidated entities under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the capital structure of those entities and the rights and priorities of the partners. The HLBV method differs from other generally accepted accounting methods in which an investing partner recognizes the percentage of a venture’s net income or loss based upon the partner’s percentage of ownership. Under the HLBV method, we must estimate at the balance sheet date what we would receive or be obligated to pay in accordance with the governing agreements if our unconsolidated entities were to liquidate all of their assets, pay their debts and distribute the remaining equity at book value. As a result, we recognize income (equity in earnings) in each reporting period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Under this method, in any given period we could be recording more or less income than actual cash distributions received and more or less than we may receive in the event of an actual liquidation.

Allocation of purchase price for acquisition of properties. We allocate the purchase costs of properties to the tangible and intangible assets acquired and the liabilities assumed as provided by Statement of Financial Accounting Standard 141, “Business Combinations.” For each acquisition, we assess the value of the land, the as-if vacant building, equipment and intangible assets, including in-place lease origination costs, the above or below market lease values and the value of customer relationships based on their estimated fair values. The values determined are based on independent appraisals, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition. Acquisition fees and miscellaneous acquisition costs that are directly identifiable with properties that are probable of being acquired are capitalized and included in other assets. Upon the purchase of a property, the fees and costs directly identifiable with that property are reclassified to land, building, equipment and lease intangibles or investment in unconsolidated entities in the case of properties owned through unconsolidated partnership. In the event a property is not acquired or no longer is expected to be acquired, costs directly related to the property are charged to expense.

Leases. Our leases are accounted for under the provisions of Statement of Financial Accounting Standard No. 13, “Accounting for Leases,” and have been accounted for as operating leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. Changes in our estimates or assumptions regarding collectibility of lease payments could result in a change in accounting for the lease.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. Implementation of EITF 04-5 is not expected to have a significant impact on our results of operations.

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (FAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and Statement of Financial Accounting Standards Board No. 3, “Reporting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS Statement No. 143” (FIN 47). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted FIN 47 on December 31, 2005. The adoption did not have any impact on our results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123 Revised”). FAS 123 Revised is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” FAS 123 Revised supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123 Revised focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS 123 Revised, we, beginning in the first quarter of 2006, will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Since we have not historically made share-based payments, the adoption of FAS 123 Revised is not expected to have a significant impact on our results of operations.

In November 2004, the EITF released Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 provides guidance on how an ongoing entity should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity, and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The guidance in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Application of the consensus of EITF 03-13 did not have a material effect on our results of operations for the periods ending December 31, 2005 and 2004, nor do we expect it to have a material effect on future results of operations.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other permitted investments and the payment of operating expenses and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans will be generated from operations, our investments or advances from affiliates, although our affiliates are not obligated to advance such funds. Our operating cash flows are primarily driven by distributions from our unconsolidated entities, from the rental income received from leased properties and from interest payments from the loans we make. A reduction in cash flows from any of these sources could significantly decrease our ability to pay distributions to our stockholders. We have also entered into a revolving line of credit with a capacity of $5.0 million, which will be used to bridge short-term liquidity needs that arise due to timing of cash receipts and payments.

We intend to continue to acquire properties and make loans and other permitted investments with proceeds from our public offering and permanent debt financing. If sufficient capital is not raised, it would limit our ability to acquire additional properties, make loans or permitted investments. This could impact our ability to pay distributions unless we choose to borrow to do so.

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to be generated from properties, loans and other permitted investments to cover such distributions. In the event we are unable to acquire properties at the pace expected, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long term. Our ability to acquire properties is in part dependent upon our ability to locate and contract with suitable third-party tenants. The inability to locate suitable tenants may delay our ability to acquire certain properties. Not only are we experiencing increased competition in our targeted asset classes, we are also challenged due to the complex and expensive structures we must use to acquire properties due to the tax and legal requirements of being a REIT. Delays in acquiring properties or making loans with the capital raised from our common stock offering dilute our ability to pay distributions to our existing stockholders.

We believe that our current and anticipated capital resources, including cash on hand and the availability of funds from our line of credit and from other potential borrowings are sufficient to meet our liquidity needs for the coming year and beyond.

Common Stock Offering

As of December 31, 2005, we had received subscription proceeds from the offering of $377.9 million (37,864,842 shares) from 12,847 investors, excluding the 20,000 shares purchased by the advisor for $200,000 preceding the commencement of the initial offering, the $1.2 million (117,708 restricted common shares) issued in December 2004 to CNL

Financial Group, Inc., a company affiliated with our advisor and wholly owned indirectly by our chairman of the board and his wife. We have used these proceeds primarily for the following purposes:

Investment in unconsolidated entities	$198.9 million
Payment of stock issuance costs	42.7 million
Acquisition of a property	20.1 million
Payment of acquisition cost and fees (including debt acquisition fees)	17.9 million
Issuance of a mortgage loan	3.0 million
Deposit on property	1.0 million
Redeem common stock (24,193 shares at $9.50 per share)	0.2 million

Total	$283.8 million

During the period January 1, 2006 through March 1, 2006, we received additional subscription proceeds of approximately $85.7 million (8,569,125 shares).

In anticipation of the end of our initial stock offering, on September 29, 2005, we filed a new registration statement on Form S-11 under the Securities Act of 1933, as amended (the “CIP 2 Offering”). It is anticipated that this Offering will become effective around the time that our initial stock offering expires in April 2006, or shortly thereafter. It is anticipated that the CIP 2 Offering will be for the sale of up to $2 billion in shares of common stock (200 million shares of common stock at $10 per share). There can be no assurance that the CIP 2 Offering will become effective.

Property Acquisitions and Investments in Unconsolidated Entities

As of December 31, 2005, we owned interests in 10 properties located in nine states and in Canada. Nine of such properties are owned through unconsolidated entities. Eight of these properties are leased under operating leases to third-party tenants, which in some cases may be affiliates of our joint venture partners, in the case of properties owned indirectly by us through partnerships.

As of December 31, 2005, we are under contract to acquire the Cypress Mountain ski area located in Canada for approximately $27.5 million. The closing of this acquisition is subject to certain conditions. There can be no assurance that these conditions will be met or that the acquisition will ultimately occur.

We currently have commitments to fund our share of development costs for a significant addition to a property owned through an unconsolidated entity and for contingent purchase consideration related to some of the properties we have acquired through our unconsolidated entities. See “Commitments, Contingencies and Contractual Obligations” for additional information.

Mortgage Loans and Other Loans

On September 29, 2005, we made a $3.0 million loan to a subsidiary of Consolidated Conversions, LLC, which was used toward the purchase of the 295-room Holiday Inn Main Gate West for conversion to a condominium hotel. The property is located in Kissimmee, Florida, which is west of Walt Disney World. Our loan earns interest at a rate of 15% per year and requires monthly interest payments based on an annual percentage rate of 8.5% with the remaining 6.5% becoming due and payable upon the loan’s maturity or earlier upon the sale of the condominium hotel units. The loan matures in April 2007 and may be extended by the borrower for up to three additional six-month periods. The loan is collateralized by a first mortgage on ten vacant acres of land adjacent to the hotel and a second priority mortgage on the remainder of the property which includes the hotel. Completion of the condominium conversion and related improvements is guaranteed by the principals of Consolidated Conversions, LLC. The loan may be prepaid at anytime, but in no event will we receive less than our 15% return for at least one year.

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

We plan to obtain lines of credit, in an amount up to $100 million. The lines of credit may be increased at the discretion of our board of directors and may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. On May 20, 2005, we closed on a $5.0 million revolving line of credit with Branch Banking and Trust. The line is used primarily for working capital needs, distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR plus 2.25% (approximately 6.64% as of December 31, 2005) and has a term of two years. As of December 31, 2005, we had outstanding borrowings under the line of credit of approximately $4.5 million. The loan agreement contains certain affirmative, negative and financial covenants including quarterly and annual financial reporting requirements, minimum net worth, and limitations on the incurrence of additional debt. We were in compliance with these covenants at December 31, 2005.

See the section below entitled “Off Balance Sheet and Other Arrangements – Borrowings of Our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

On September 30, 2004, we borrowed funds in order to fund a portion of our distributions in the approximate initial principal amount of $470,512 from CNL Financial Group, Inc. (“CFG”) our affiliate and parent company of our advisor. CFG is wholly-owned by our chairman of the board and his wife. On December 16, 2004, our board of directors authorized us to issue approximately 48,534 restricted shares of common stock at a share price of $10.00 per share to CFG in exchange for the cancellation of the loan due to CFG of approximately $485,340, including accrued interest.

Related Party Arrangements

Certain of our directors and officers hold similar positions with our advisor, and with the managing dealer of our offering, CNL Securities Corp. Our chairman of the board indirectly owns a controlling interest in the parent company of the advisor. In accordance with an advisory agreement and other agreements between us and our affiliates, these affiliates receive fees and compensation in connection with the offering and the acquisition, management and sale of our assets. CNL Securities Corp., the managing dealer of our offering, receives selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred up to 0.10% of proceeds in connection with due diligence of the offering. Generally, all but approximately 0.5% of the selling commissions and marketing support fees are reallowed to third-party participating broker dealers. For the years ended December 31, 2005 and 2004, we incurred the following fees:

	Year Ended December 31,
	2005	2004
Selling commissions	$18,491,791	$5,396,516
Marketing support fee & due diligence expense reimbursements	7,123,976	2,075,972

Total	$25,615,767	$7,472,488

For the years ended December 31, 2005 and 2004, the advisor earned fees and incurred reimbursable expenses as follows:

	Year Ended December 31,
	2005	2004
Acquisition fees (1):
Acquisition fees from offering proceeds	$8,749,463	$2,610,382
Acquisition fees from debt proceeds	4,908,899	534,494

Total	13,658,362	3,144,876

Asset management fees (2):	2,558,973	—

Reimbursable expenses (3):
Offering costs	11,864,101	7,845,258
Organizational costs	—	21,351
Acquisition costs	2,055,532	1,509,808
Operating expenses	1,345,151	581,348

Total	15,264,784	9,957,765

Total fees earned and reimbursable expenses	$31,482,119	$13,102,641

FOOTNOTES:

(1)	Acquisition fees for services in the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt. As of December 31, 2005 and 2004, we had acquisition fees paid in connection with the sale of our stock of approximately $9.5 million and $1.3 million, respectively. These amounts will be allocated to the cost of properties acquired and loans made in the future. The debt acquisition fees for the year ended December 31, 2005 were incurred in connection with our investment in the DMC Partnership’s assumption of mortgage loans receivable upon acquisition of the DMC Property and IFGC and the refinancing of mortgage debt secured by the Resort Village Properties in our partnership with Intrawest.
(2)	Asset management fees of 0.08334% per month of our “real estate asset value,” as defined in our prospectus dated April 18, 2005, and the outstanding principal amount of any loans receivable as of the end of the preceding month.
(3)	The advisor and its affiliates are entitled to reimbursement of certain expenses incurred on our behalf of in connection with our organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, we will not reimburse the advisor any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. The first applicable expense year and measurement period was the twelve months ended June 30, 2005, for which our operating expenses exceeded the Expense Cap by $398,071. In accordance with the advisory agreement, such amount was not reimbursed to the advisor and was recorded as a reduction in general and administrative expenses and the amounts due to affiliates. For the Expense Year ended December 31, 2005, operating expenses did not exceed the Expense Cap.

Amounts due to affiliates for fees and expenses described above are as follows:

	Year Ended December 31,
	2005	2004
Due to the advisor and its affiliates:
Offering expenses	$3,136,789	$6,960,292
Asset management fees	300,489	—
Operating expenses	734,970	1,207,252
Acquisition fees and expenses	1,318,983	1,893,200

Total	$5,491,231	$10,060,744

Due to CNL Securities Corp:
Selling commissions	$1,131,002	$320,767
Marketing support fees and due diligence expense reimbursements	435,000	123,373
Offering costs	—	(90,050)

Total	$1,566,002	$354,090

Total due to affiliates	$7,057,233	$10,414,834

Stock issuance costs exceeding 13% are deferred and will be deducted from future offering proceeds to the extent that they are available for a particular stock offering and reimbursed to affiliates to the extent the costs are within the 13% limitation. We are not obligated to pay our advisor or certain of its affiliates costs that exceed the 13% limitation as of the end of the offering. As of December 31, 2004, offering costs totaling $5.4 million in excess of the 13% had been billed to us and were reflected on our balance sheet as Deferred Offering Costs with an offsetting liability included in Due to Affiliates. As of December 31, 2005, there were no offering costs in excess of the 13% limitation that had been billed to us.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, a balanced analysis of both current and long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us.

We have historically and expect to continue to make advances under our revolving line of credit to fund the payment of distributions at the end of each fiscal quarter to bridge the gap between the time that distributions are paid and the date that we received operating distributions from our unconsolidated entities (usually within 45 days of the end of each fiscal quarter). As of December 31, 2005, we borrowed $4.5 million for the payment of distributions; all of which was repaid during the first quarter of 2006. We also may fund distributions from loans proceeds received by us or through our joint venture arrangements. We currently have a $5.0 million liquidity under our line of credit. In the event that we need to borrow to temporarily fund the payment of distribution and are unable to, then we may have to reduce our distributions to stockholders.

The distributions declared and paid during the years ended December 31, 2005 and 2004 were $10.1 million and $1.2 million, respectively, and exceeded net income for the year ended December 31, 2005 and 2004 by approximately $3.4 million and $1.9 million, respectively. Distributions to stockholder maybe considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the years ended December 31, 2005 and 2004, approximately 34.1% and 100.0% of the distributions represented a return of capital, if calculated using GAAP net income basis. Approximately 48.1% and 76.0% of the distributions for the years ended December 31, 2005 and 2004 constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

Cash Flow Analysis

Our net cash flows provided by operating activities were approximately $4.6 million for the year ended December 31, 2005 and were primarily comprised of cash received as distributions from our unconsolidated entities, the interest received on cash in bank accounts, and rental income from our properties offset by payments made for operating expenses, as compared to the net cash flow from operating activities of $754,656 for year ended December 31, 2004, which consisted primarily of interest income earned on cash in bank accounts offset by payments made for operating expenses during the period in which we were operational.

Cash flows used in investing activities were approximately $199.1 million for the year ended December 31, 2005 and consisted primarily of contributions made to acquire our interests in the DMC Partnership and the Wolf Partnership, our acquisition of the Gatlinburg Sky Lift property, our investment in a mortgage loan and the payment of acquisition fees and costs in connection with these investments. Cash flows used in investing activities was $41.8 million for the period ended December 31, 2004 which consisted of our investment n the unconsolidated entity that owns seven Resort Village Properties.

For the year ended December 31, 2005, the net cash flows provided by financing activities were approximately $251.5 million and were primarily attributable to the receipt of approximately $291.2 million of subscription proceeds, the payment of approximately $33.8 million in stock issuance costs in connection with the offering, distributions paid to stockholders of approximately $10.1 million, and net borrowings under our line of credit of approximately $4.5 million. The net cash flows provided by financing activities for the year ended December 31, 2004 were approximately $77.7 million and consisted primarily of subscriptions proceeds received of approximately $86.7 million, the payment of approximately $8.9 million in stock issuance costs and distributions paid to stockholders of approximately $1.2 million.

RESULTS OF OPERATIONS

From the time of our formation on August 11, 2003 through June 23, 2004, we had not commenced active operations because we were in our organizational stage and had not received the minimum required offering amount of $2.5 million (250,000 shares). Operations commenced on June 23, 2004 when we received aggregate subscription proceeds in excess of the minimum offering amount. Our net loss of $683,263 for the year ended December 31, 2004, included $1,259,119 in general operating and administrative expenses for the period, including the write-off of approximately $401,000 in previously capitalized acquisition costs relating to certain investments that were not made and are longer being pursued and $21,351 in organization costs. We also earned equity in earnings of $218,466 generated from our investment in unconsolidated entities for the period in which we owned the investment and interest income of $378,741.

For the year ended December 31, 2005, our net income was approximately $6.6 million and net operating expenses were approximately $5.2 million. The overall increase in our operating expenses is directly related to the overall increase in our operating activities and the addition of assets under management as compared to the same period of the prior year when we were in our organizational stage. Our primary sources of income are the equity in earnings generated from our investments in unconsolidated entities of approximately $10.3 million, interest income from uninvested stock offering proceeds of approximately $1.3 million, rental income from operating leases and FF&E reserve income of $111,666 generated from the acquisition of Gatlinburg Sky Lift and interest income from a mortgage note receivable of $115,000. Equity in earnings from our unconsolidated entities is recognized under the hypothetical liquidation at book value method as discuss earlier in “Critical Accounting Policies.” The unconsolidated entities’ structure and agreements provide us a stated return on our investment in priority to any returns to our partners. Because our equity in earnings is calculated in this manner, our partners have historically been allocated significant losses which offset the earnings that we record from these entities. During 2006, our partners’ unreturned capital in certain of these entities is expected to be reduced to zero as a result of the losses they have recognized and the distributions that they have received from these entities. Once this occurs, we will no longer recognize significant amounts of income and may even recognize losses that these entities incur. While this method of recognizing earnings and losses from the unconsolidated entities is not expected to have an impact on the distributions we receive from them or our funds from operations (defined below), it will likely result in significant reductions in our net income (loss) and our earnings (loss) per share.

Our results of operations for the year ended December 31, 2005 are not necessarily indicative of what the results of operations will be or the future performance due to the limited time in which we have been operational, the number of acquisitions in 2004 and 2005 and the number of acquisitions we expect to complete in the future.

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

Reconciliation of net income to FFO for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Net income (loss)	$6,583,431	$(683,263)

Adjustments:
Depreciation and amortization	17,224	—
Equity in earnings of unconsolidated entities	(10,289,841)	(218,466)
Pro-rata share of FFO from unconsolidated entities (*)	17,859,484	322,600

Total funds from operations	$14,170,298	$(579,129)

Weighted average number of shares of common stock outstanding (basic and diluted)	19,795,649	4,075,979

FFO per share (basic and diluted)	$0.72	$(0.14)

FOOTNOTES:

(*)	Our share of FFO from unconsolidated entities is recognized in the same proportions as equity in earnings that we recognize from these entities based on the HLBV method.

OFF BALANCE SHEET AND OTHER ARRANGEMENTS

We hold interests in unconsolidated entities that may affect our results of operations, financial liquidity, and capital expenditures. Our equity in earnings from unconsolidated entities for the year ended December 31, 2005 contributed approximately $10.3 million to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages. With respect to our investments in unconsolidated entities, our partners may receive a greater rate of return than us when the properties owned by these entities perform at certain levels.

With respect to the Resort Village Properties, Intrawest executed leases as a tenant for all unleased space at the time that we acquired the Resort Village Properties and guaranteed the leases for all space then leased to Intrawest or its affiliates. The failure of Intrawest to meet this commitment would put us at risk in the event of a default or vacancy, thereby potentially reducing our expected return.

In connection with the two loans encumbering properties owned by our unconsolidated entities (described below), if we engage in certain prohibited activities, we could become liable for the obligations of the unconsolidated entities which own the properties for certain enumerated recourse liabilities related to those entities and their properties. In the case of the borrowing for the Resort Village Properties located in Canada, our obligations are such that we could become liable for the entire loan if we triggered a default due to bankruptcy or other similar events.

We may also be responsible for a portion of capital expenditures for properties owned by unconsolidated entities. We do not expect to make any significant capital expenditures or contributions for these properties in the near term other than for contributions related to the Trade Mart Expansion as discussed in “Part I – Item 2. Properties.”

Borrowings of Our Unconsolidated Entities

Our unconsolidated entities are subject to the following fixed rate debt:

					Principal balance at December 31,
Unconsolidated entity	Type of loan	Interest rate	Payment	Maturity date	2005		2004
Intrawest Partnership	Mortgage loan from affiliate of Intrawest	5.99%	Monthly interest only	12/31/2006	$—		$45,000,000	(1)
Intrawest Partnership	Mortgage loan	5.75%	Monthly principal and interest payment of $289,389	5/20/2015	$45,581,177	(1)	$—
Intrawest Partnership	Mortgage loan	5.83%	Monthly interest only of $110,880 (2)	12/11/2014	$22,822,800	(2)	$22,822,800	(2)
DMC Partnership	Mortgage loan	6.04%	Monthly principal and interest payment of $889,145	9/1/2014	$140,350,848		$—
DMC Partnership	Mortgage loan	5.45%	Monthly principal and interest payment of $110,663	9/1/2012	$16,038,021		$—

FOOTNOTES:

(1)	Mortgage loan to an affiliate of Intrawest was refinanced in May 2005 with the proceeds of a mortgage loan from a third party lender.
(2)	Amount was converted from Canadian dollars to US dollars at an exchange rate of 0.858 Canadian dollars for $1.00 US dollar as of December 31, 2005. Effective December 2006, monthly principal and interest payments of $134,350 are due until maturity.

EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2005

On February 28, 2006, we made a $16.8 million loan to Plaza Partners, LLC, which was used to purchase the 399-room Orlando Grand Plaza Hotel & Suite for conversion to a condominium hotel. This is our second loan for a condominium conversion to the two principals of Plaza Partners, LLC. The first loan was a $3 million loan in September 2005 to another company controlled by the same principals. The property securing the $16.8 million loan is located in Orlando, Florida, on International Drive, within eight miles of Walt Disney World. The loan earns interest at a rate of 15.0% per year and requires interest payments based on an annual percentage rate of 8.75% paid monthly with the remaining 6.25% becoming due and payable upon the loan’s maturity or earlier upon prepayment of the loan or the sale of the condominium hotel units. The term of the loan is 12 months and may be extended by the borrower for up to two additional six-month periods. The loan is collateralized by a first mortgage on the property. The principal amount of the loan plus the estimated hard cost to complete the planned renovations of the property as reduced by all hard costs are guaranteed by the principals of Plaza Partners, LLC and another entity in which they own interests. The loan may be prepaid at any time, but in no event will we receive less than a 15.0% return. The loan can be accelerated upon failure of the borrower to meet certain specified conversion thresholds or upon default by the principals under loans relating to two other similar projects of the principals, as well as upon the occurrence of other customary events.

On March 1, 2006, the Wolf Partnership closed on the previously announced $63.0 million mortgage financing of two properties owned in a joint venture with Great Wolf Resorts, Inc. According to terms of the joint venture, we will receive approximately 70.0% of the loan proceeds, or approximately $44.0 million in cash. We anticipate using the loan proceeds to make additional acquisitions or loans and for working capital purposes. In October 2005, we entered into the Wolf Partnership to jointly own, operate, market and lease the waterpark resort and hotel properties known as “Great Wolf Lodge-Wisconsin Dells” in Wisconsin Dells, Wisconsin and “Great Wolf Lodge-Sandusky” in Sandusky, Ohio. The loan to the Wolf Partnership carries a fixed-rate of 6.08% and is secured by the 309-suite Great Wolf Lodge-Wisconsin Dells, Wisconsin and the 271-suite Great Wolf Lodge-Sandusky and a guaranty of nonrecourse obligations by the joint venture partners. The term of the loan is seven years. The loan is “interest only” for the first three years with principal and interest payments thereafter based on a 30-year amortization. The loan was originated by Citigroup through NSPL, Inc., a loan funding affiliate.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following table presents our contingent commitments and contractual obligations and the related payment periods as of December 31, 2005:

	Payments due in
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Line of credit - principal	$—	$4,503,563	$—	$—	$4,503,563
Line of credit - interest	299,036	118,795	—	—	417,831
Contingent purchase consideration (1)	—	9,750,000	—	—	9,750,000
DMC capital commitments (2)	13,547,058	—	—	—	13,547,058

Total contractual obligations	$13,846,094	$14,372,358	$—	$—	$28,218,452

FOOTNOTES:

(1)	In connection with the purchase of the Resort Village Property located at Copper Mountain, Colorado, the Intrawest partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event will the amount exceed $3.75 million. We have guaranteed the payment of the contingent purchase price to Intrawest on behalf of the Intrawest Partnership.

In connection with the purchase of the Wolf Dells Property and the Wolf Sandusky Property, Great Wolf may receive additional contingent purchase price of up to $3.0 million per waterpark resort if those properties achieve certain financial performance goals during 2007 and 2008. The amount of contingent purchase price will be determined during those years, and in no event will the amount exceed a total of $6.0 million for both properties.

(2)	We have committed to fund our share of costs for development of the Trade Mart Expansion at the Dallas Market Center. This amount represents our share of the total $16.9 million in additional expected development costs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and to make loans and other permitted investments and on the loans that we make to other borrowers. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow and lend primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

As of December 31, 2005, we did not have any direct borrowings under long-term debt. However, on May 25, 2005 we closed on a $5.0 million revolving line of credit, on which we had drawn approximately $4.5 million as of December 31, 2005. The line is used primarily for working capital needs, distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR plus 2.25% (approximately 6.64% as of December 31, 2005) and has a term of two years.

We are indirectly exposed to foreign currency risk related to our investment in unconsolidated Canadian entities. We are also indirectly exposed to credit risk and interest rate risk due to the properties, mortgages and leasing activities in our unconsolidated entities. However, we believe our risk of foreign exchange loss and exposure to credit and interest rate risks are adequately mitigated as a result of our right to receive a preferred return in U.S. Dollars from our investments in these unconsolidated entities.

[Intentionally left blank]

Item 8. Financial Statements and Supplementary Data

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

CNL Income Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Income Properties, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and the period from June 23, 2003 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) 2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers, LLP

Orlando, Florida

March 13, 2006

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Real estate investment properties	$20,952,902	$—
Investment in unconsolidated entities	207,150,838	41,913,212
Cash	93,804,681	36,710,117
Distributions receivable from unconsolidated entities	4,873,746	225,555
Mortgage loan receivable	3,000,000	—
Deposit on real estate	1,000,000	—
Deferred offering costs	—	5,381,749
Prepaid expenses and other assets	6,012,940	1,725,794

Total Assets	$336,795,107	$85,956,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit	$4,503,563	$—
Accounts payable and accrued expenses	602,481	589,215
Due to affiliates	7,057,233	10,414,834

Total Liabilities	12,163,277	11,004,049

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 38,002,550 and 8,838,978 shares issued and 37,978,357 and 8,838,978 shares outstanding as of December 31, 2005 and December 31, 2004, respectively	379,784	88,390
Capital in excess of par value	329,620,995	76,719,939
Accumulated distributions in excess of net income	(5,368,949)	(1,855,951)

	324,631,830	74,952,378

Total Liabilities and Stockholders' Equity	$336,795,107	$85,956,427

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Revenue:
Rental income from operating leases	$94,815	$—	$—
FF&E reserve income	10,532	—	—
Percentage rent	6,319	—	—
Interest income on mortgage note receivable	115,000	—	—

Total revenue	226,666	—	—

Expenses:
Asset management fees to advisor	2,558,973	—	—
General and administrative	2,614,239	1,259,119	—
Organization costs	—	21,351	—
Depreciation and amortization	37,224	—	—

Total expenses	5,210,436	1,280,470	—

Operating loss	(4,983,770)	(1,280,470)	—

Other income (expense):
Interest and other income	1,346,505	378,741	—
Interest expense and loan cost amortization	(69,145)	—	—
Equity in earnings of unconsolidated entities	10,289,841	218,466	—

Total other income	11,567,201	597,207	—

Net income (loss)	$6,583,431	$(683,263)	$—

Earnings (loss) per share of common stock (basic and diluted)	$0.33	$(0.17)	$—

Weighted average number of shares of common stock outstanding (basic and diluted)	19,795,649	4,075,979	20,000

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2005, 2004 and

August 11, 2003 (Date of Inception) through December 31, 2003

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Total Stockholders' Equity
	Number of Shares	Par Value
Balance at August 11, 2003 (Date of Inception)	—	$—	$—	$—	$—
Cash received from sale of common stock to CNL Income Corp.	20,000	200	199,800	—	200,000

Balance at December 31, 2003	20,000	$200	$199,800	$—	$200,000
Subscriptions received for common stock through public offering and reinvestment plan	8,701,270	87,013	86,591,031	—	86,678,044
Issuance of restricted common stock	117,708	1,177	1,175,903	—	1,177,080
Stock issuance and offering costs	—	—	(11,246,795)	—	(11,246,795)
Net loss	—	—	—	(683,263)	(683,263)
Distributions, declared and paid ($0.2593 per share)	—	—	—	(1,172,688)	(1,172,688)

Balance at December 31, 2004	8,838,978	88,390	76,719,939	(1,855,951)	74,952,378
Subscriptions received for common stock through public offering and reinvestment plan	29,163,572	291,636	290,881,372	—	291,173,008
Redemption of common stock	(24,193)	(242)	(229,592)	—	(229,834)
Stock issuance and offering costs	—		(37,750,724)	—	(37,750,724)
Net income	—	—	—	6,583,431	6,583,431
Distributions, declared and paid ($0.5354 per share)	—	—	—	(10,096,429)	(10,096,429)

Balance at December 31, 2005	37,978,357	$379,784	$329,620,995	$(5,368,949)	$324,631,830

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Increase (decrease) in cash:
Operating activities:
Net income (loss)	$6,583,431	$(683,263)	$—
Ajdustments to reconcile net income (loss) to net cash used in operations:
Depreciation / amortization	49,601	—	—
Deferred interest income	49,832	—	—
Equity in earnings of unconsolidated entities	(10,289,841)	(218,466)	—
Distributions from unconsolidated entities	8,435,725	—	—
Interest accrued on borrowings from affiliate converted to stock	—	4,395	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(53,747)	(72,477)	—
Accounts payable and other assets expenses	13,266	517,215	72,000
Due to affiliates	(171,793)	1,207,252	(271,000)

Net cash provided by (used in) operating activities	4,616,474	754,656	(199,000)

Investing activities:
Investments in unconsolidated entities	(158,791,175)	(40,068,625)	—
Acquisition of property	(20,104,365)	—	—
Deposit on property	(1,000,000)	—	—
Acquisition fees and costs	(16,167,852)	(1,711,874)	—
Issuance of mortgage loan receivable	(3,000,000)	—	—

Net cash used in investing activities	(199,063,392)	(41,780,499)	—

Financing activities:
Subscriptions received from stockholders	291,173,008	86,678,044	—
Subscriptions received from advisor	—	—	200,000
Redemptions	(229,834)	—	—
Distributions to stockholders	(10,096,429)	(1,172,688)	—
Stock issuance costs	(33,770,776)	(8,943,081)	—
Proceeds from borrowings from affiliate	—	480,945	—
Issuance of restricted common stock	—	691,740	—
Net borrowings on line of credit	4,503,563	—	—
Payment of loan costs	(38,050)	—

Net cash provided by financing activities	251,541,482	77,734,960	200,000

Net increase in cash	57,094,564	36,709,117	1,000
Cash at beginning of period	36,710,117	1,000	—

Cash at end of period	$93,804,681	$36,710,117	$1,000

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$56,769	$—	$—

Allocation of acquisition fees to investments in unconsolidated entities and properties acquired	$5,197,388	$1,384,584	$—

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$1,318,983	$1,793,119	$—

Supplemental disclosure of non-cash financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$3,136,789	$6,374,666	$—

Cancellation of borrowings from affiliate (including $4,395 of accrued interest) in exchange for the issuance of restricted common stock	$—	$485,340	$—

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

1.	Organization and Nature of Business:

CNL Income Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes beginning with its taxable year ended December 31, 2004. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company was formed primarily to acquire directly and indirectly properties in the United States that will be leased on a long-term (generally five to 20-years, plus multiple renewal options), triple-net or gross basis to tenants or operators who are significant industry leaders. To a lesser extent, the Company also leases properties to taxable REIT subsidiary (“TRS”) tenants and engages independent third-party managers to operate those properties. The asset classes in which the Company initially is most likely to invest or has invested include the following:

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

The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments related to interests in real estate and may purchase equity and other interests in financings. In addition, the Company may invest up to 10% of its assets in businesses that provide services to, or are otherwise ancillary to, the types of properties in which it is permitted to invest. As of December 31, 2005, the Company has invested in retail and commercial properties at seven resort villages, one merchandise mart, two waterpark resorts and a sky lift attraction and has made one loan.

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

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 and 2004

2.	Significant Accounting Policies (continued):

Cash and Cash Equivalent – Cash and cash equivalents consist of demand deposits at commercial banks. During the year the Company also invests in money market funds. Cash accounts are maintained in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. Management believes the Company is not exposed to any significant credit risk on cash.

Allocation of Purchase Price for Acquisition of Properties – The Company allocates the purchase costs of properties to the tangible and intangible assets acquired and the liabilities assumed as provided by SFAS 141, “Business Combinations.” For each acquisition, the Company assesses the value of the land, the as-if vacant building, equipment and intangible assets, including in-place lease origination costs, the above or below market lease values and the value of customer relationships based on their estimated fair values. The values determined are based on independent appraisals, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition.

Acquisition Fees and Costs – Acquisition fees and miscellaneous acquisition costs that are directly identifiable with properties that are probable of being acquired are capitalized and included in other assets. Upon the purchase of a property, the fees and costs directly identifiable with that property are reclassified to land, building, equipment and lease intangibles or investments in unconsolidated entities in the case of properties acquired in unconsolidated partnership. In the event a property is not acquired or no longer is expected to be acquired, costs directly related to the property are charged to expense.

Lease Accounting – The Company’s leases are accounted for under the provisions of Statement of Accounting Standard No. 13, “Accounting for Leases,” and have been accounted for as operating leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant.

Real Estate Investment Properties – Real estate properties are generally comprised of building and improvements, leasehold interest, and equipment and are recorded at historical cost. Depreciation will be computed using the straight-line method of accounting over the estimated useful lives of the related assets. Building and improvements are depreciated over 39 years and leasehold interest and equipment over their estimated useful lives. When the properties or equipment are sold, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss from sale will be reflected in our results of operations.

Investment in Unconsolidated Entities – The equity method of accounting is applied with respect to investments in entities in which the Company has determined that consolidation is not appropriate. The difference between the Company’s carrying amount of its investments in unconsolidated entities and the underlying equity in the net assets of the entities is due to acquisition fees and expenses which have been allocated to the Company’s investment. These amounts are amortized over the estimated weighted average life of the assets acquired. The Company records its equity in earnings of the entities under the hypothetical liquidation at book value method of accounting. Under this method, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value.

Impairments – For real estate owned and accounted for under the equity method, the Company compares the estimated fair value of its investment to the carrying value at each reporting date. To the extent the fair value of the investment is less than the carrying amount, and the decline in value is determined to be other than a temporary decline, an impairment charge will be recorded. For real estate to be directly owned, the Company monitors events and changes in circumstance that may indicate that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Company will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value.

Distributions Receivable – In accordance with the partnership agreements governing the unconsolidated entities in which the Company has invested, at the end of each quarter the partner distributions are calculated for the period and the partnership is contractually obligated to make those distributions generally within 45 days after the quarter end. As such, the Company has recorded its share of the distribution receivable from its unconsolidated entities.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 and 2004

2.	Significant Accounting Policies (continued):

Revenue Recognition – The Company records rental revenue on the straight-line basis over the terms of the leases. Percentage rent that is due contingent upon tenant performance levels such as gross revenues is deferred until the underlying performance thresholds have been reached in accordance with the provisions of Staff Accounting Bulletin 101.

FF&E Reserve Income – The Company’s leases require the tenants to pay certain amounts that are set aside by the Company for future replacements of furniture, fixtures and equipment at the property. These amounts are and will remain the property of the Company during and after the term of the lease. Cash receipts for such purposes are recorded as FF&E reserve income at the time that they are received.

Mortgage Loan Receivable – Mortgage loan receivable represents the total principal amount due to the Company from third-party borrowers. Loan origination costs are amortized over the life of the loan. Interest income from mortgage loans is recorded as earned in accordance with the loan agreement.

Income Taxes – The Company believes it has qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Management believes that the Company was organized and operated in a manner that enables the Company to continue to qualify for treatment as a REIT for federal income tax purposes for the year ended December 31, 2005.

Earnings (Loss) Per Share – Earnings (loss) per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the year ended December 31, 2005 and 2004, the weighted average numbers of shares of common stock outstanding were 19,795,649 and 4,075,979, respectively.

Use of Estimates – Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Recent Accounting Pronouncements - In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. Implementation of EITF 04-5 is not expected to have a significant impact on the Company’s results of operations.

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (FAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and Statement of Financial Accounting Standards Board No. 3, “Reporting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of SFAS Statement No. 143” (FIN 47). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 on December 31, 2005. The adoption did not have any impact on the Company’s results of operations.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 and 2004

2.	Significant Accounting Policies (continued):

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123 Revised”). FAS 123 Revised is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” FAS 123 Revised supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123 Revised focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS 123 Revised, the Company, beginning in the first quarter of 2006, will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. Since the Company has not historically had any share-based payments, the adoption of FAS 123 Revised is not expected to have a significant impact on the Company’s results of operations.

In November 2004, the EITF released Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 provides guidance on how an ongoing entity should evaluate whether the operations and cash flows of a disposed component have been or will be eliminated from the ongoing operations of the entity, and the types of continuing involvement that constitute significant continuing involvement in the operations of the disposed component. The guidance in EITF 03-13 is effective for components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. Application of the consensus of EITF 03-13 did not have a material effect on the Company’s results of operations for the periods ending December 31, 2005 and 2004, nor does the Company expect it to have a material effect on future results of operations.

3.	Real Estate Investment Properties:

Real estate investment properties consist of the following at December 31, 2005:

2005
Leasehold interest	$19,674,026
Building	162,700
Equipment	1,133,400
Less: accumulated depreciation	(17,224)

$20,952,902

In December 2005, the Company acquired the Gatlinburg Sky Lift in Gatlinburg, Tennessee (the “Gatlinburg Sky Lift Property”) for approximately $19.9 million, excluding acquisition and closing costs. The Gatlinburg Sky Lift Property is leased on a long-term triple-net basis to an affiliate of Boyne USA, Inc. (“Boyne”). The Company’s wholly-owned and consolidated property is leased on a long-term triple-net basis under an operating lease to a third-party tenant. The third-party tenant has the right to buy back the property from the Company in the future at a price that would give the Company a stated return on its investment. The lease requires monthly payments of base rent along with percentage rent equal to a set percentage of the tenant’s gross sales, as defined in the lease agreement. Future minimum rental receipts under non-cancelable operating lease having remaining terms in excess of one year as of December 31, 2005 are as follows:

2006	$2,078,120
2007	2,128,806
2008	2,179,492
2009	2,230,177
2010	2,280,863
Thereafter	39,129,476

Total	$50,026,934

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 and 2004

4.	Investment in Unconsolidated Entities:

As of December 31, 2005 and 2004, the Company owned investments in unconsolidated entities accounted for under the equity method of accounting with carrying values totaling approximately $207.2 million and $41.9 million, respectively. The following is a summary of each of these investments.

In December 2004, the Company invested approximately $41.9 million in a partnership and a trust that acquired a portfolio of commercial real estate properties located in and around various ski and golf resort villages in the United States and Canada (the “Resort Village Properties”). Intrawest Corporation (“Intrawest”) and its affiliates owned and operated these properties prior to the transaction and continue to own a 20% interest in, and operate, the properties under long-term management agreements. The Resort Village Properties consist of approximately 408,000 square feet of leasable retail and commercial space. The Company receives preferred returns on its invested capital up to a certain threshold, after which Intrawest receives a preferred return on its invested capital up to a certain threshold. The residual returns are split in varying percentages based on the performance of the properties. The Company receives a preference on its return of capital plus a stated return upon liquidation of the venture.

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

On May 25, 2005, the DMC Partnership acquired the International Floral and Gift Center (the “IFGC”) located at the Dallas Market Center for approximately $31.0 million, including the assumption of a $17.0 million existing mortgage loan. The Company contributed $11.2 million, excluding transaction costs, to the DMC Partnership in connection with the IFGC acquisition. The IFGC consists of approximately 440,000 square feet and houses permanent showrooms for floral products, holiday decorative products and related accessories. With this second investment, the Company had invested approximately $71.2 million, excluding transaction costs, in the DMC Partnership for an 80% equity interest. The Company receives preferred returns on its invested capital up to a certain threshold, after which DMC receives a preferred return on its invested capital up to a certain threshold. The residual returns are split pro rata. The Company receives a preference up to a stated return on its capital upon liquidation of the venture.

On October 3, 2005, the Company entered into a venture formation and contribution agreement (the “VFA Agreement”) with Great Wolf Resorts, Inc. and affiliates (“Great Wolf”). Pursuant to the VFA Agreement, the parties agreed to form a partnership (the “Partnership”) to own two waterpark resorts: the 309-suite Great Wolf Lodge in Wisconsin Dells, Wisconsin and the 271-suite Great Wolf Lodge in Sandusky, Ohio (the “Great Wolf Properties”). On October 7, 2005, pursuant to the terms of the Wolf VFA Agreement, Great Wolf formed a partnership to serve as the joint venture partnership (the “Wolf Partnership”) and contributed the Great Wolf Properties, valued at approximately $114.5 million, to the Wolf Partnership in exchange for partnership interests.

On October 11, 2005, the Company entered into an amended and restated limited partnership agreement (the “Wolf Partnership Agreement”) governing the Wolf Partnership and contributed approximately $69.9 million to the venture, representing a 61.1% ownership interest. On November 3, 2005, the Company contributed an additional $10.1 million to the Wolf Partnership resulting in a 70.0% ownership interest. The Company receives preferred returns on its invested capital up to a certain threshold, after which Great Wolf receives a preferred return on its invested capital up to a certain threshold and residual returns are split pro rata. Capital proceeds upon liquidation of the venture are split pro rata between the partners.

The Company evaluated all of the variable interest entities that were formed in connection with the above transactions in accordance with FIN 46 and determined that the Company is not the primary beneficiary due to the significant rights and obligations retained by its venture partners and the disproportionate economic interests of the venture partners as compared to their respective ownership and voting percentages. Accordingly, the Company accounts for these investments under the equity method of accounting and records its share of equity in earnings from the entities using the hypothetical liquidation at book value method. Under this method, the Company’s share of the economic results of the unconsolidated entities is subject to change over time based on the performance of those entities.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 and 2004

4.	Investment in Unconsolidated Entities (Continued):

Under the hypothetical liquidation at book value method of accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. For the year ended December 31, 2005 and 2004, the Company recognized equity in earnings from the entities of approximately $10.3 million and $218,466, respectively. As of December 31, 2005 and 2004, the Company had distributions receivable of approximately $4.9 million and $225,555 from its unconsolidated entities, respectively.

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

The following presents financial information for the unconsolidated entities for the years ended December 31, 2005 and 2004:

	Year Ended December 31, 2005
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$6,549,582	$20,743,616	$11,378,065	$4,784,757	$43,456,020
Property operating expenses	(6,599,902)	(387,762)	(4,560,819)	(1,873,459)	(13,421,942)
Depreciation & amortization expenses	(1,039,157)	(6,553,955)	(4,202,520)	(1,630,945)	(13,426,577)
Interest expense	—	(8,073,184)	(2,665,164)	(2,888,971)	(13,627,319)
Interest and other income	60,058	2,634	27,562	80,809	171,063

Net income (loss)	$(1,029,419)	$5,731,349	(22,876)	(1,527,809)	3,151,245

Loss allocable to other venture partners	$(636,928)	$(979,467)	$(3,556,546)	$(2,585,414)	$(7,758,355)

Income (loss) allocable to the Company (1)	$(392,491)	$6,710,816	$3,533,670	$1,057,605	$10,909,600
Amortization of capitalized costs	(7,868)	(414,316)	(122,048)	(75,527)	(619,759)

Equity in earnings (loss) of unconsolidated entities	$(400,359)	$6,296,500	$3,411,622	$982,078	$10,289,841

Distributions declared to the Company (2)	$1,981,445	$6,710,816	$2,840,800	$226,485	$11,759,546

Distributions received by the Company (2)	$—	$4,507,891	$2,296,604	$306,861	$7,111,356

FOOTNOTE:

(1)	Income is allocated to the Company on the hypothetical liquidation at book value method of accounting (see Note 2).
(2)	The Company receives interest payments from a loan made to the Intrawest Venture Canada. These payments are reflected as distributions received from unconsolidated entities in the Company’s audited consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 and 2004

4.	Investment in Unconsolidated Entities (Continued):

	Year Ended December 31, 2004
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$—	$—	$343,518	$224,954	$568,472
Property operating expenses	—	—	—	(12,556)	(12,556)
Depreciation & amortization expenses	—	—	(174,951)	(105,479)	(280,430)
Interest expense	—	—	(119,800)	(101,079)	(220,879)

Net income (loss)	$—	$—	48,767	5,840	54,607

Loss allocable to other venture partners	$—	$—	$(96,412)	$(74,536)	$(170,948)

Income (loss) allocable to the Company (1)	$—	$—	$145,179	$80,376	$225,555
Amortization of capitalized costs	—	—	(2,062)	(5,027)	(7,089)

Equity in earnings (loss) of unconsolidated entities	$—	$—	$143,117	$75,349	$218,466

Distributions declared to the Company	$—	$—	$145,179	$80,376	$225,555

Distributions received by the Company	$—	$—	$—	$—	$—

FOOTNOTE:

(1)	Income is allocated to the Company on the hypothetical liquidation at book value method of accounting (see Note 2).

	As of December 31, 2005
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Real estate assets, net	$101,485,037	$238,968,816	$78,555,347	$31,572,738	$450,581,938
Intangible assets, net	689,422	11,285,729	2,843,175	1,294,388	16,112,714
Other assets	18,709,826	4,217,192	3,536,103	2,190,921	28,654,042
Mortgages and other notes payable	—	156,388,869	45,581,177	33,922,800	235,892,846
Other liabilities	9,284,298	3,953,029	4,354,594	2,530,690	20,122,611
Partners’ capital (deficit)	111,599,987	94,129,839	34,998,854	(1,395,443)	239,333,237

Difference between carrying amount of investment and the Company’s share of partners’ capital	1,277,001	5,916,100	1,874,825	797,730	9,865,656

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 and 2004

4.	Investment in Unconsolidated Entities (Continued):

	As of December 31, 2004
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Real estate assets, net	$—	$—	$81,935,909	$31,879,492	$113,815,401
Intangible assets, net	—	—	3,679,556	1,014,667	4,694,223
Other assets	—	—	463,959	2,077,436	2,541,395
Mortgages and other notes payable	—	—	45,000,000	33,185,980	78,185,980
Other liabilities			3,350,807	1,495,154	4,845,961
Partners’ capital	—	—	37,728,617	290,461	38,019,078

Difference between carrying amount of investment and the Company’s share of partners’ capital	—	—	953,057	848,180	1,801,237

5.	Public Offering:

Beginning on April 16, 2004, the Company offered for sale up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) (the “offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. On June 23, 2004, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2,500,000 and funds were released from escrow. As of December 31, 2005, the Company received aggregate offering proceeds totaling $377.9 million (37,864,842 shares) from 12,847 investors in connection with this offering. The shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the advisor for $200,000 preceding the commencement of the initial offering or the $1.2 million (117,708 restricted common shares) issued in December 2004 to CNL Financial Group, Inc., a company affiliated with our advisor and wholly owned indirectly by our chairman of the board and his wife. As of December 31, 2005, the Company had also redeemed 24,193 shares at $9.50 per share for a total of $229,834. These shares are considered to be retired and will not be reissued. During the period from January 1, 2006 through March 1, 2006, the Company sold an additional 8,569,125 shares for approximately $85.7 million.

The offering provides for five million shares of common stock initially designated for purchase through a distribution reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock at $9.50 per share. As of December 31, 2005 and 2004, the Company had received subscriptions of approximately $5.3 million (562,429 shares) and $569,535 (59,951 shares), respectively through the reinvestment plan.

In anticipation of the end of the Company’s initial stock offering on September 29, 2005, the Company filed a new registration statement on Form S-11 under the Securities Act of 1933, as amended (the “CIP 2 Offering”). It is anticipated that this Offering will become effective around the time that the initial stock offering expires in April 2006, or shortly thereafter. It is anticipated that the CIP 2 Offering will be for the sale of up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share). There can be no assurance that the CIP 2 Offering will become effective.

6.	Deferred Offering and Stock Issuance Costs:

The Company has and will continue to incur costs in connection with the offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the offering. As of December 31, 2005 and 2004, the total offering and stock issuance costs incurred to date were approximately $49.0 million and $11.2 million, respectively.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 and 2004

6.	Deferred Offering and Stock Issuance Costs (Continued):

Under the terms of the offering, certain affiliates are entitled to receive selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred up to 0.10% in connection with due diligence of the offering (see Note 9). In accordance with the Company’s amended and restated articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering expenses to be paid by the Company may not exceed 13% of the aggregate offering proceeds. As of December 31, 2005, there were no offering costs in excess of the 13% limitation that had been billed to the Company. As of December 31, 2004, offering costs totaling $5.4 million in excess of the 13% had been billed to the Company and are reflected on the accompanying consolidated balance sheet as Deferred Offering Costs. The remaining stock issuance costs of $49.0 million and $11.2 million were deducted from the offering proceeds and charged to capital in excess of par value as of December 31, 2005 and 2004, respectively.

7.	Mortgage Loan Receivable:

On September 29, 2005, the Company made a $3.0 million loan to a subsidiary of Consolidated Conversions, LLC, which was used toward the purchase of the 295-room Holiday Inn Main Gate West for conversion to a condominium hotel. The property is located in Kissimmee, Florida, which is west of Walt Disney World. The loan earns interest at a rate of 15% per year and requires monthly interest payments based on an annual percentage rate of 8.5% with the remaining 6.5% becoming due and payable upon the loan’s maturity or earlier upon the sale of the condominium hotel units. The loan matures in April 2007 and may be extended by the borrower for up to three additional six-month periods. The loan is collateralized by a first mortgage on ten vacant acres of land adjacent to the hotel and a second priority mortgage on the remainder of the property which includes the hotel. Completion of the condominium conversion and related improvements is guaranteed by the principals of Consolidated Conversions, LLC. The loan may be prepaid at anytime, but in no event will the Company receive less than a 15% return for at least one year.

8.	Line of Credit:

On May 20, 2005 the Company closed on a $5.0 million revolving line of credit with Branch Banking and Trust. The line is used primarily for working capital needs, distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR plus 2.25% (which was approximately 6.64% as of December 31, 2005) and has a term of two years. As of December 31, 2005, borrowings outstanding under the line of credit were approximately $4.5 million. The loan agreement contains certain affirmative, negative and financial covenants including quarterly and annual financial reporting requirements, minimum net worth, and limitations on the incurrence of additional debt. The Company was in compliance with these covenants at December 31, 2005.

9.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with CNL Income Corp., a stockholder and the advisor (the “advisor”) of the Company, and with the managing dealer of the Company’s public offering, CNL Securities Corp. The Company’s chairman of the board indirectly owns a controlling interest in the parent company of the advisor. In accordance with an advisory agreement and other agreements between the Company and its affiliates, these affiliates receive fees and compensation in connection with the offering and the acquisition, management and sale of the Company’s assets. CNL Securities Corp., the managing dealer of the Company’s public offering, receives selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred up to 0.10% of proceeds in connection with due diligence of the offering.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 and 2004

9.	Related Party Arrangements (Continued):

For the years ended December 31, 2005 and 2004, the Company incurred the following fees:

	Year Ended December 31,
	2005	2004
Selling commissions	$18,491,791	$5,396,516
Marketing support fee & due diligence expense reimbursements	7,123,976	2,075,972

Total	$25,615,767	$7,472,488

For the years ended December 31, 2005 and 2004, the advisor earned fees and incurred reimbursable expenses as follows:

	Year Ended December 31,
	2005	2004
Acquisition fees (1):
Acquisition fees from offering proceeds	$8,749,463	$2,610,382
Acquisition fees from debt proceeds	4,908,899	534,494

Total	13,658,362	3,144,876

Asset management fees (2):	2,558,973	—

Reimbursable expenses (3):
Offering costs	11,864,101	7,845,258
Organizational costs	—	21,351
Acquisition costs	2,055,532	1,509,808
Operating expenses	1,345,151	581,348

Total	15,264,784	9,957,765

Total fees earned and reimbursable expenses	$31,482,119	$13,102,641

FOOTNOTES:

(1)	Acquisition fees for services in the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt. As of December 31, 2005 and 2004, the Company had acquisition fees paid in connection with the sale of its common stock of approximately $9.5 million and $1.3 million, respectively. These amounts will be allocated to the cost of properties acquired and loans made in the future. The debt acquisition fees for the year ended December 31, 2005 was incurred in connection with the Company’s investment in the DMC Partnership with DMC and the partnership’s assumption of loans receivable upon acquisition of the DMC Property and IFGC and the refinancing of mortgage debt secured by the Resort Village Properties in its partnership with Intrawest.
(2)	Asset management fees of 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus dated April 18, 2005, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. The first applicable expense year and measurement period was the twelve months ended June 30, 2005, for which the Company’s operating expenses exceeded the Expense Cap by $398,071. In accordance with the advisory agreement, such amount was not reimbursed to the advisor and was recorded as a reduction in general and administrative expenses and the amounts due to affiliates. For the Expense Year ended December 31, 2005, operating expenses did not exceed the Expense Cap.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 and 2004

9.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows:

	Year Ended December 31,
	2005	2004
Due to the advisor and its affiliates:
Offering expenses	$3,136,789	$6,960,292
Asset management fees	300,489	—
Operating expenses	734,970	1,207,252
Acquisition fees and expenses	1,318,983	1,893,200

Total	$5,491,231	$10,060,744

Due to CNL Securities Corp:
Selling commissions	$1,131,002	$320,767
Marketing support fees and due diligence expense reimbursements	435,000	123,373
Offering costs	—	(90,050)

Total	$1,566,002	$354,090

Total due to affiliates	$7,057,233	$10,414,834

10.	Prepaid Expense and Other Assets:

Prepaid expense and other assets primarily consists of acquisition fees and miscellaneous acquisition costs that have been incurred and capitalized as of December 31, 2005 and will be allocated to future properties and other permitted investments that may be acquired.

11.	Redemption of Shares:

During the year ended December 31, 2005, the Company redeemed 24,193 shares of common stock at $9.50 per share for a total of $229,834. The redemption price per share is the lesser of the price at which the shares were initially sold by the Company or a fixed redemption price of $9.50 per share and the shares are considered retired.

12.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its real estate investment trust taxable income. The Company intends to make regular distributions, and the board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. As of December 31, 2005 and 2004, the Company declared and paid distributions of approximately $10.1 million ($0.5354 per share) and $1.2 million ($0.2593 per share), respectively.

For the years ended December 31, 2005 and 2004, approximately 51.9% and 24.0% of the distributions paid to the stockholders were considered ordinary income and approximately 48.1% and 76.0% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 and 2004

13.	Stockholders’ Equity:

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

14.	Commitments & Contingencies:

On December 22, 2005, the Company entered into an agreement with a subsidiary of Boyne to acquire the Cypress Mountain ski area located approximately 20 minutes north of Vancouver, British Columbia for approximately $27.5 million. It is anticipated that the Cypress Mountain ski area will also be leased to a subsidiary of Boyne on a long-term, triple-net basis. In December 31, 2005, the Company made a $1.0 million deposit in connection with this acquisition. The Company expects that the acquisition of the Cypress Mountain ski area will be completed during the second quarter of 2006. The pending Cypress Mountain acquisition is subject to the fulfillment of certain conditions which include settlement and execution of definitive documents, completion of customary closing conditions and certain special conditions including Provincial approval of the transfer of the underlying land permit to the Company. There can be no assurance that any or all of these conditions will be satisfied or, if satisfied, that the property will ultimately be acquired.

On October 12, 2005, the Company, through the DMC Partnership with DMC entered into a memorandum of understanding and a development agreement to develop an approximately 500,000 square foot lighting center expansion (160,000 leasable square feet) at the Trade Mart (the “Trade Mart Expansion”) at the DMC Property. The total estimated construction costs are expected to be approximately $21.3 million. The Company’s total contribution to the DMC Partnership for the Trade Mart Expansion is estimated to be approximately $17.0 million and will be made in accordance with the current partnership structure. On October 14, 2005, the Company contributed $3.5 million and DMC contributed $0.9 million to fund the initial costs of the Trade Mart Expansion and in January 2006, the Company funded an additional $5.8 million and DMC funded an additional $1.5 million. The remaining costs will be funded over the remainder of the development period. The Trade Mart Expansion is expected to be completed in early 2007 and will be leased to an affiliate of DMC.

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

In connection with the purchase of the Wolf Dells Property and the Wolf Sandusky Property, Great Wolf may receive additional contingent purchase price of up to $3.0 million per waterpark resort if those properties achieve certain financial performance goals during 2007 and 2008. The amount of contingent purchase price will be determined during those years, and in no event will the amount exceed a total of $6.0 million for both properties.

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 and 2004

15.	Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for the year and period ended December 31, 2005 and 2004:

2005 Quarter	First	Second	Third	Fourth	Year
Total revenue	$—	$—	$—	$226,666	$226,666
Operating loss	(847,746)	(1,097,964)	(1,611,477)	(1,426,583)	(4,983,770)
Equity in earnings of unconsolidated entities	1,652,997	2,829,101	2,979,572	2,828,171	10,289,841
Net income	992,168	1,876,773	1,791,991	1,922,499	6,583,431
Weighted average number of shares outstanding (basic and diluted)	10,775,650	15,913,099	21,031,765	30,406,407	19,795,649
Earnings per share	0.09	0.12	0.09	0.06	0.33

2004 Quarter	First (1)	Second (1)	Third (1)	Fourth (1)	Year
Total revenue	$—	$—	$—	$—	$—
Operating loss	—	(216,864)	(708,602)	(355,004)	(1,280,470)
Equity in earnings of unconsolidated entities	—	—	—	218,466	218,466
Net income (loss)	—	(215,471)	(619,651)	151,849	(683,263)
Weighted average number of shares outstanding (basic and diluted)	—	465,537	2,134,059	4,284,816	4,075,979
Earning (loss) per share	—	(0.46)	(0.29)	0.35	(0.17)

FOOTNOTE:

(1)	Operations commenced on June 23, 2004 when the Company received minimum offering proceeds of $2.5 million and funds were released from escrow.

16.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0458 per share to stockholders of record at the close of business on January 1, 2006, February 1, 2006 and March 1, 2006 to be paid by March 31, 2006.

In February 2006, the Company has redeemed an additional 26,471 shares for an average price of approximately $9.46 per share totaling $250,330.

On February 28, 2006, we made a $16.8 million loan to Plaza Partners, LLC, which was used to purchase the 399-room Orlando Grand Plaza Hotel & Suite for conversion to a condominium hotel. This is the Company’s second loan for a condominium conversion to the two principals of Plaza Partners, LLC. The first loan was a $3 million loan in September 2005 to another company controlled by the same principals. The property securing the $16.8 million loan is located in Orlando, Florida, on International Drive, within eight miles of Walt Disney World. The loan earns interest at a rate of 15.0% per year and requires interest payments based on an annual percentage rate of 8.75% paid monthly with the remaining 6.25% becoming due and payable upon the loan’s maturity or earlier upon prepayment of the loan or the sale of the condominium hotel units. The term of the loan is 12 months and may be extended by the borrower for up to two additional six-month periods. The loan is collateralized by a first mortgage on the property. The principal amount of the loan plus the estimated hard cost to complete the planned renovations of the property as reduced by all hard costs are guaranteed by the principals of Plaza Partners, LLC and another entity in which they own interests. The loan may be prepaid at any time, but in no event will we receive less than a 15.0% return. The loan can be accelerated upon failure of the borrower to meet certain specified conversion thresholds or upon default by the principals under loans relating to two other similar projects of the principals, as well as upon the occurrence of other customary events.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005 and 2004

16.	Subsequent Events (Continued):

On March 1, 2006, the Wolf Partnership closed on the previously announced $63.0 million mortgage financing of two properties owned in a joint venture with Great Wolf Resorts, Inc. According to terms of the joint venture, the Company will receive approximately 70.0% of the loan proceeds, or approximately $44.0 million in cash. The Company anticipate using the loan proceeds to make additional acquisitions or loans and for working capital purposes. In October 2005, the Company entered into the Wolf Partnership to jointly own, operate, market and lease the waterpark resort and hotel properties known as “Great Wolf Lodge-Wisconsin Dells” in Wisconsin Dells, Wisconsin and “Great Wolf Lodge-Sandusky” in Sandusky, Ohio. The loan to the Wolf Partnership carries a fixed-rate of 6.08% and is secured by the 309-suite Great Wolf Lodge-Wisconsin Dells, Wisconsin and the 271-suite Great Wolf Lodge-Sandusky and a guaranty of nonrecourse obligations by the joint venture partners. The term of the loan is seven years. The loan is “interest only” for the first three years with principal and interest payments thereafter based on a 30-year amortization. The loan was originated by Citigroup through NSPL, Inc., a loan funding affiliate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

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

During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

[Intentionally left blank]

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2006.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2006.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2006.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

1.	The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:

CNL Village Retail Partnership, LP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the year ended December 31, 2005 and for the period from October 1, 2004 (date of inception) to December 31, 2004

Consolidated Statements of Changes in Partners’ Capital for the year ended December 31, 2005 and for the period from October 1, 2004 (date of inception) to December 31, 2004

Consolidated Statements of Cash Flows for the year ended December 31, 2005 and for the period from October 1, 2004 (date of inception) to December 31, 2004

Notes to Consolidated Financial Statements for the year ended December 31, 2005 and for the period from October 1, 2004 (date of inception) to December 31, 2004

CNL Dallas Market Center, LP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheet at December 31, 2005

Consolidated Statement of Operations for the period from February 14, 2005 (date of inception) to December 31, 2005

Consolidated Statement of Changes in Partners’ Capital for the period from February 14, 2005 (date of inception)to

December 31, 2005

Consolidated Statement of Cash Flows for the period from February 14, 2005 (date of inception) to

December 31, 2005

Notes to Consolidated Financial Statements for the period from February 14, 2005 (date of inception) to

December 31, 2005

CNL Income GW Partnership, LLLP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheet at December 31, 2005

Consolidated Statement of Operations for the period from October 11, 2005

(inception) through December 31, 2005

Consolidated Statement of Partners’ Capital for the period from October 11, 2005

(inception) through December 31, 2005

Consolidated Statement of Cash Flows for the period from October 11, 2005

(inception) through December 31, 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation at December 31, 2005

Schedule IV – Mortgage Loans and Real Estate at December 31, 2005

(b)	Exhibits
	2.1	Purchase and Sale Agreement between Whistler Mountain Resort Limited Partnership and Intrawest Corporation as Sellers and US Canadian Trust Alpha as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.1 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

	2.2	Purchase and Sale Agreement (Copper Mountain Commercial Properties) between the Sellers and CNL Village Retail Partnership, LP as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.2 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

	2.3	Schedule of Omitted Purchase and Sale Agreements (Previously filed as Exhibit 2.3 to the Report on Form 8-K filed December 17, 2004, and incorporated herein by reference.)

	2.4	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

	3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

	3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

	3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

	3.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

	3.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

	4.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

	4.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

	4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

	4.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

	4.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.6	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.1	Form of Escrow Agreement between CNL Income Properties and SouthTrust Bank (Previously filed as Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.2	Advisory Agreement dated April 20, 2005 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed May 11, 2005 and incorporated herein by reference.)

10.3	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.4	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004 and Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.5	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and CNL Income Partners, LP, Lender (Previously filed as Exhibit 10.5 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.6	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and Intrawest Resorts, Inc., Lender (Previously filed as Exhibit 10.6 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.7	Master Lease Agreement dated December 3, 2004 by and between Whistler Mountain Resort Limited Partnership, as Landlord and CNL Income Canada Lessee Corp., as Tenant (Previously filed as Exhibit 10.7 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.8	Schedule of Omitted Lease Agreements (Previously filed as Exhibit 10.8 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.9	Property Management Agreement dated December 3, 2004 between Playground Real Estate Ltd. (Manager) and CNL Income Canada Lessee Corp. (Head Lessee) (Previously filed as Exhibit 10.9 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.10	Property Management Agreement dated as of December 3, 2004 between Intrawest U.S. Commercial Property Management, Inc. (Manager) and CNL Income Mammoth, LP (Owner) (Previously filed as Exhibit 10.10 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.11	Schedule of Omitted Management Agreements (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.12	Loan Agreement dated December 16, 2004 between CNL Village Retail Partnership, LP, Borrower and Intrawest Resort Finance, Inc., Lender (Previously filed as Exhibit 10.12 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.13	R&H US Canadian Property Limited, US Canadian Property Alpha Blue Mountain Nominee Corp., and US Canadian Property Alpha Whistler Nominee Corp, Borrowers and Congress Financial Corporation (Canada), Lender, Loan Agreement (Previously filed as Exhibit 10.13 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

	10.14	Amended and Restated Limited Partnership Agreement of CNL Village Retail Partnership, LP dated December 3, 2004 (Previously filed as Exhibit 10.5 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

	10.15	Master Lease dated as of February 14, 2005 by and between WTC-Trade Mart, L.P., Landlord and Dallas Market Center Operating, L.P., Tenant (Previously filed as Exhibit 10.15 to Post-Effective Amendment No. One to the Registration Statement on Form S-11(File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

	10.16	Loan Agreement dated as of August 2, 2004 between WTC-Trade Mart, L.P., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

	10.17	Contribution of Partnership Interests and Membership Interests Agreement dated as of February 14, 2005 by and between Dallas Market Center Company, Ltd. and CNL Dallas Market Center, L.P. (Previously filed as Exhibit 10.17 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

.	10.18	Master Lease dated as of May 20, 2005 by and between IFDC Property Company, Ltd., Landlord and IFDC Operating, L.P., Tenant (Previously filed as Exhibit 10.18 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

	10.19	Loan Agreement dated as of August 8, 2003 by and between IFDC Property Company, Ltd., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

	10.20	Contribution of Partnership Interests and Membership Interests Agreement dated as of May 20, 2005 by and between Dallas Market Center Company, Ltd. and CNL Dallas Market Center, L.P. (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

	10.21	Loan Agreement dated as of May 20, 2005 by and between Branch Banking and Trust Company, Lender and CNL Income Properties, Inc., Borrower (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

	10.22	Loan Agreement dated as of May 20, 2005, by and between CNL Income Copper, LP, CNL Income Sandestin, LP, CNL Income Mammoth, LP, CNL Income Snowshoe, LP, and CNL Income Stratton, LP, Borrowers and Sunlife Assurance Company of Canada, Lender (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

	10.23	Venture Formation and Contribution Agreement by and between CNL Income Partners, LP, Great Bear Lodge of Wisconsin Dells, LLC, Great Bear Lodge of Sandusky, LLC and Great Wolf Resorts, Inc. (Previously filed as Exhibit 10.1 to the Report on Form 8-K filed October 4, 2005 and incorporated herein by reference.)

	10.24	Amended and Restated Limited Partnership Agreement of CNL Income GW Partnership, LLLP dated as of October 11, 2005 (Previously filed as Exhibit 10.1 to the Report on Form 8-K filed October 14, 2005 and incorporated herein by reference.)

	10.25	Development Agreement for Wisconsin Dells Addition (Previously filed as Exhibit 10.2 to the Report on Form 8-K filed October 14, 2005 and incorporated herein by reference.)

10.26	Development Agreement by and between WTC – Trade Mart L.P. and Dallas Market Center Operating, L.P. (Previously filed as Exhibit 10.3 to the Report on Form 8-K filed October 14, 2005 and incorporated herein by reference.)

10.27	Asset Purchase Agreement between Cypress Bowl Recreations Limited Partnership and Gatlinburg Skylift, LLC as Sellers and CNL Income Partners, LP as Purchaser dated as of December 22, 2005 (Previously filed as Exhibit 10.1 to the Report on 8-K filed December 22, 2005 and incorporated herein by reference.)

10.28	Sublease Agreement dated as of December 22, 2005 by and between CNL Gatlinburg Partnership, LP as Landlord and Gatlinburg Skylift, LLC as Tenant (Previously filed as Exhibit 10.2 to the Report on 8-K filed December 22, 2005 and incorporated herein by reference.)

10.29	Loan Agreement dated February 28, 2006 between Plaza Partners, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 6, 2006 and incorporated herein by reference.)

10.30	Loan Agreement dated March 1, 2006 between GW-Citigroup and CNL Income GW Partnership, LLLP and Subsidiaries (Previously filed as Exhibit 10.2 to the Report on 8-K filed March 6, 2006 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

(c)	The following financial statement schedules are filed as part of this report (as referenced in Item 15 (a) 2 above):

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Financial Statements

As of December 31, 2005 and 2004 and for the year ended December 31, 2005 and the period from October 1, 2004 (date of inception) to December 31, 2004

CNL Village Retail Partnership, LP and Subsidiaries

Index

December 31, 2005 and 2004

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Village Retail Partnership, LP:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Village Retail Partnership, LP and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and the period from October 1, 2004 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP

Orlando, Florida

March 13, 2006

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Balance Sheets

December 31, 2005 and 2004

	As of December 31, 2005	As of December 31, 2004
Assets
Property and equipment, net	$78,555,347	$81,935,909
Lease costs, net	2,150,750	2,848,570
Intangible lease assets, net	692,425	830,986
Cash	641,176	10,000
Restricted cash	417,374	—
Accounts receivable	—	121,695
Rent receivable, net of allowance for doubtful accounts of $172,699 and $0	707,625	53,998
Prepaid expenses and other assets	68,310	146,058
Loan costs, net	565,190	—
Accrued rent	1,136,428	132,208

Total assets	$84,934,625	$86,079,424

Liabilities and Partner’s Capital
Mortgage payable	$45,581,177	$—
Mortgage payable to affiliates	—	45,000,000
Intangible lease liabilities, net	1,895,547	2,309,360
Accounts payable and accrued expenses	1,037,578	409,516
Deferred rent liability	27,426	—
Security deposits	304,462	309,212
Unearned percentage rent	213,840	—
Due to affiliates	290,233	39,361
Distributions payable	585,508	283,358

Total liabilities	49,935,771	48,350,807
Partner’s capital	34,998,854	37,728,617

Total liabilities and partner’s capital	$84,934,625	$86,079,424

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statements of Operations

For the year ended December 31, 2005 and for the period from October 1, 2004

(date of inception) to December 31, 2004

	Year Ended December 31, 2005	Period Ended December 31, 2004

Revenues:
Rental income	$6,828,445	$289,521
Tenant expense reimbursement	3,609,800	—
Percentage rental income	939,820	53,997

Total revenues	11,378,065	343,518

Costs and expenses:
Property operating expenses	3,916,245	—
Depreciation	3,499,308	145,947
Interest expense	2,665,164	119,800
Amortization of lease costs	666,435	29,004
Amortization of loan costs	36,777	—
Bad debt expense	338,402	—
General, administrative and other expense	306,172	—

Total costs and expenses	11,428,503	294,751

Interest and other income	27,562	—

Net (loss) income	$(22,876)	$48,767

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

For the year ended December 31, 2005 and for the period from October 1, 2004

(date of inception) to December 31, 2004

	General Partner	CNL LP	Intrawest	Total
Partner contributions	$3,796	$30,366,770	$7,592,642	$37,963,208
Distributions	(28)	(225,527)	(57,803)	(283,358)
Net income (loss)	28	235,779	(187,040)	48,767

Balance, December 31, 2004	3,796	30,377,022	7,347,799	37,728,617
Partner contributions	77	615,292	153,842	769,211
Distributions	(345)	(2,760,079)	(715,674)	(3,476,098)
Net income (loss)	442	3,533,228	(3,556,546)	(22,876)

Balance, December 31, 2005	$3,970	$31,765,463	$3,229,421	$34,998,854

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statements of Cash Flows

For the year ended December 31, 2005 and for the period from October 1, 2004

(date of inception) to December 31, 2004

	Year Ended December 31, 2005	Period Ended December 31, 2004
Cash flows from operating activities:
Net (loss) income	$(22,876)	$48,767
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	3,499,308	145,947
Amortization of lease costs	666,435	29,004
Amortization of loan costs	36,777	—
Amortization of intangible lease assets	137,828	6,044
Accretion of intangible lease liabilities	(371,395)	(15,631)
Bad debt expense	338,402	—
Gain from write off of intangible liabilities	(42,419)	—
Loss from write off of intangible assets	32,118	—
Changes in assets and liabilities
Rent receivable	(992,028)	(53,998)
Accounts receivable	121,695	(121,695)
Prepaid expenses and other assets	77,748	(278,266)
Accrued rent	(1,004,220)	—
Accounts payable and accrued expenses	628,062	448,877
Due to affiliates	250,872	—
Deferred rent liability	27,426	—
Security deposits	(4,750)	309,212
Unearned percentage rent	213,840	—

Net cash provided by operating activities	3,592,823	518,261

Cash flows from investing activities:
Acquisition of property and equipment	—	(82,081,856)
Lease costs	—	(2,877,574)
Intangible lease assets	—	(837,030)
Intangible lease liabilities	—	2,324,991
Additions to property and equipment	(118,746)	—
Increase in restricted cash	(417,374)	—

Net cash used by investing activities	(536,120)	(83,471,469)

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statements of Cash Flows – Continued

For the year ended December 31, 2005 and for the period from October 1, 2004

(date of inception) to December 31, 2004

	Year Ended December 31, 2005	Period Ended December 31, 2004
Cash flows from financing activities:
Loan costs	$(601,967)	$—
Proceeds from mortgage loan	46,000,000	45,000,000
Repayment of mortgage loan to affiliate	(45,000,000)	—
Principal payments on debt	(418,823)	—
Capital contributions from partners	769,211	37,963,208
Distributions to partners	(3,173,948)	—

Net cash (used in) provided by financing activities	(2,425,527)	82,963,208

Net increase in cash	631,176	10,000
Cash, beginning of period	10,000	—

Cash, end of period	$641,176	$10,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,446,754	$265,858

Supplemental schedule of non-cash financing activities:
Distributions declared but not paid to Partners	$585,508	$283,358

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Year Ended December 31, 2005 and for the period from October 1, 2004

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

The Partnership was formed on October 1, 2004 in anticipation of the acquisition of certain real estate from Intrawest. On December 16, 2004, the Partnership commenced operations when it acquired certain retail and commercial real estate from Intrawest at five resort villages in the United States: the Village at Copper Mountain, Colorado; the Village at Mammoth Mountain, California; the Village at Baytowne Wharf, Florida; the Village at Snowshoe Mountain, West Virginia; and the Village at Stratton, Vermont (collectively, the “Properties”). The Partnership acquired the Properties on December 16, 2004 at a total purchase price of approximately $83.0 million. The Partnership funded the acquisition with a bridge loan from Intrawest in the amount of $45.0 million and cash in the amount of $38.0 million. The purchase price was allocated to assets and liabilities acquired as follows:

Property and equipment	$82,081,856
Intangible assets, net	1,389,613
Receipt of various assets	473,331
Assumption of various payables	(991,592)

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

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Year Ended December 31, 2005 and for the period from October 1, 2004 (date of inception) to December 31, 2004

1.	Business, Continued

Net cash flow, as defined in the Agreement, is to be distributed quarterly to the Partners in accordance with the following order of priority: (i) first, to the General Partner and CNL LP to pay the CNL first tier preferred distribution, as defined in the Agreement; (ii) second, to Intrawest to pay the Intrawest first tier preferred distribution, as defined in the Agreement; (iii) third to Intrawest until Intrawest has received aggregate distributions equal to the lesser of a) Intrawest excess credit support or b) the aggregate amount of rents paid pursuant to Intrawest interim leases as of such time, both as defined in the Agreement; (iv) fourth, 65% among the General Partner and CNL LP and 35% to Intrawest until the General Partner and CNL LP distributions equal their second tier preferred return, as defined in the Agreement and (vi) thereafter, 43.75% among the partners in accordance with their percentage interests and 56.25% to the holders of the promote interest, as defined in the Agreement. As of December 31, 2005 and 2004, the Partnership has net cash flow distributions payable totaling $585,508 and $283,358, respectively.

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

Purchase Price Allocation

In determining the allocation of the purchase price of the Properties, the Partnership followed Financial Accounting Standards No. 141, “Business Combinations”, or FAS 141, and allocated the value of real estate acquired among the building and tenant improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in place leases. Purchase price allocations and the determination of useful lives are based on management’s estimates and studies commissioned from independent real estate appraisal firms. No value was assigned to the tenant relationships as the Properties are too new and management cannot determine whether a certain tenant will renew their lease at the end of the term. No value was assigned to the land because it is owned by the condominium association.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Year Ended December 31, 2005 and for the period from October 1, 2004 (date of inception) to December 31, 2004

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

Lease Costs

Lease costs are comprised of in place lease values and are amortized to expense over the remaining non-cancelable periods of the respective leases. Such amortization amounted to $666,435 and $29,004 during the year and period ended December 31, 2005 and 2004, respectively.

If a lease is terminated prior to its stated expiration and leasehold improvements no longer are deemed to have any value for future tenants, all unamortized amounts relating to that lease are written off. During the year ended December 31, 2005, lease costs of $31,385 were written off to amortization expense as a result of early lease terminations.

Intangible Lease Assets and Liabilities

Intangible lease assets are comprised of above market lease values and are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases including an assumption that renewals will be exercised by tenants for whom lease rates do not adjust upon renewal. Amortization related to above market lease values decreased rental income by $137,828 and $6,044 during the year and period ended December 31, 2005 and 2004, respectively.

Intangible lease liabilities are comprised of below market lease values and are accreted as an increase to rental income over the non-cancelable periods of the respective leases. Accretion amounted to a rental income increase of $371,395 and $15,631 during the year and period ended December 31, 2005 and 2004, respectively.

If a lease is terminated prior to its stated expiration, all unamortized amounts relating to intangible lease assets and liabilities are written off. During the year ended December 31, 2005, intangible lease assets of $733 and intangible lease liabilities of $42,419 were written off as a result of early lease terminations.

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

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Year Ended December 31, 2005 and for the period from October 1, 2004 (date of inception) to December 31, 2004

2.	Summary of Significant Accounting Policies, Continued

Loan Costs

Loan costs incurred in connection with securing financing have been capitalized and are being amortized over the terms of the loans using the straight-line method, which approximates the effective interest method.

Income Taxes

The Partnership is not subject to federal income taxes. As a result, the earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners. Net income or loss for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable loss allocation requirements under the Agreement.

Lease Accounting

The Partnership’s leases are accounted for under the provisions of Statement of Accounting Standard No. 13, “Accounting for Leases,” and have been accounted for as operating leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant in order to determine the classification of the lease.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks. Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partners believe the Partnership is not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

The Partnership maintains security deposits from tenants in restricted cash accounts. Certain other amounts of cash are restricted to fund capital expenditures at the Partnership’s properties and have been included in the accompanying consolidated balance sheets.

Use of Estimates

The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership’s long-lived assets are tested for recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. For the year ended December 31, 2005, no impairment was recognized by the Partnership.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Year Ended December 31, 2005 and for the period from October 1, 2004 (date of inception) to December 31, 2004

2.	Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates carrying value because of short maturities. The Partnership believes the fair value of its long-term debt approximates fair value based on rates it believes it could obtain for similar borrowings as of December 31, 2005.

3.	Property and Equipment, net

All of the Partnership’s property and equipment are held for lease to third-party tenants and related tenants which are affiliates of Intrawest. Property and equipment, net consists of the following at December 31, 2005 and 2004:

	2005	2004
Buildings	$71,421,353	$71,302,572
Tenant improvements	10,779,284	10,779,284

	82,200,637	82,081,856
Less: accumulated depreciation	(3,645,290)	(145,947)

	$78,555,347	$81,935,909

4.	Lease Cost and Intangible Lease Assets and Liabilities

Lease cost, net and intangible lease assets and liabilities, net consist of the following at December 31, 2005:

	Lease Costs	Intangible Lease Asset	Intangible Lease Liability
Balance	$2,848,034	$836,347	$2,284,559
Accumulated amortization or accretion	(697,284)	(143,922)	(389,012)

	$2,150,750	$692,425	$1,895,547

Lease cost, net and intangible lease assets and liabilities, net consist of the following at December 31, 2004:

	Lease Costs	Intangible Lease Asset	Intangible Lease Liability
Balance	$2,877,574	$837,030	$2,324,991
Accumulated amortization or accretion	(29,004)	(6,044)	(15,631)

	$2,848,570	$830,986	$2,309,360

During the year and period ended December 31, 2005 and 2004, the Partnership recorded amortization expense of $804,263 and $35,048, respectively, from intangible assets and accretion of $371,395 and $15,631, respectively, from intangible liabilities.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Year Ended December 31, 2005 and for the period from October 1, 2004 (date of inception) to December 31, 2004

4.	Lease Cost and Intangible Lease Assets and Liabilities, Continued

The anticipated amortization of intangible assets over each of the next five years and beyond is as follows:

	Lease Costs	Intangible Lease Asset	Intangible Lease Liability
2006	$532,832	$110,648	$348,091
2007	392,243	83,262	319,863
2008	268,218	64,543	289,851
2009	128,999	56,342	175,117
2010	118,256	55,852	158,378
Thereafter	710,202	321,778	604,247

Total	$2,150,750	$692,425	$1,895,547

5.	Mortgage Payable

In connection with the acquisition of the Properties on December 16, 2004, the Partnership obtained a $45,000,000 mortgage payable from Intrawest (the “Affiliate Loan”). On May 20, 2005, the Affiliate Loan was refinanced with the proceeds of a loan from Sun Life Assurance Company of Canada, which is collateralized by the Partnership’s properties. The new loan has an aggregate principal balance of $46.0 million and bears interest at a fixed rate of 5.75%. Monthly principal and interest payments in the aggregate amount of $289,389 (based on a 25-year amortization) are due through maturity on May 20, 2015. The loan may not be prepaid except through payment of a premium. The Partnership incurred loan costs and fees of $601,967 in connection with the closing of this loan, which are being amortized over the life of the loan. Loan cost amortization during the year ended December 31, 2005 was $36,777.

As of December 31, 2005, scheduled principal payments of the mortgage loan are as follows:

2006	$874,559
2007	926,193
2008	980,875
2009	1,038,786
2010	1,100,116
Thereafter	40,660,648

Total	$45,581,177

6.	Leases

The Partnership assumed the existing leases between tenants and Intrawest (as the prior owner of the Properties). These leases call for base minimum rents and percentage rents based on the tenants’ gross revenues, as well as reimbursement for certain operating expenses of the Properties.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Year Ended December 31, 2005 and for the period from October 1, 2004 (date of inception) to December 31, 2004

6.	Leases, Continued

Future minimum rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2005 are as follows:

	Third Party	Intrawest	Total
2006	$3,553,995	$3,146,289	$6,700,284
2007	3,298,654	3,270,134	6,568,788
2008	2,641,923	3,405,716	6,047,639
2009	2,156,854	1,727,284	3,884,138
2010	2,149,537	2,678,095	4,827,632
Thereafter	4,546,000	27,831,702	32,377,702

Total	$18,346,963	$42,059,220	$60,406,183

The future minimum rental receipts that are classified as Intrawest relate to tenants that are affiliated with Intrawest. Those leases call for base minimum rents and percentage rents base on the tenants gross revenues, as well as reimbursement for certain operating expenses of the Properties. The terms of the lease agreements range from 15 to 20 years with four five-year renewal options.

In addition to lease agreements with tenants that are related to Intrawest, Intrawest has agreed to provide interim support for those spaces that are vacant at the Properties for a period of four years (the “Interim Leases”). Under the Interim Leases, Intrawest will pay the Partnership interim rent at market rates until the spaces are leased to a third party. If the Properties, however, generate certain cash flow as discussed in the overall Agreement, then the interim rents will be returned to Intrawest. Accordingly, payments received by the Partnership under the Interim Leases are recorded as liabilities. As of December 31, 2005 and 2004, the Partnership had interim rent payable of $217,206 and $39,361, respectively, recorded in due to affiliates in the accompanying consolidated balance sheet received from Intrawest that will be returned to Intrawest if and when certain thresholds were met.

For the year and period ended December 31, 2005 and 2004, base rental income received from Intrawest, including interim support under the Interim Leases, amounted to approximately $3.1 million and $91,989, respectively, and percentage rental income received from Intrawest amounted to $149,350 and $24,610, respectively. No payments under the interim leases from Intrawest were recorded as rental income. As of December 31, 2005, rent receivable from Intrawest was $44,688. As of December 31, 2004, there was no rent receivable.

7.	Management Agreement

The subsidiaries of the Partnership, under five property management agreements each dated December 16, 2004, have engaged an affiliate of Intrawest to manage the Properties. The management agreements provide for an initial operating term of 20 years and expire on December 31, 2024 and four five-year renewal options, subject to certain termination rights. The Intrawest affiliate will be paid a fee based on a percentage of total revenues of the Properties. During the year ended December 31, 2005, the Partnership paid management fees of $442,638, which are include in property operating expenses in the accompanying consolidated financial statements. No management fees were paid during the period ended December 31, 2004.

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

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Partnership’s financial condition or results of operations.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Financial Statements

As of and for the period from February 14, 2005 (date of inception) to December 31, 2005

CNL Dallas Market Center, L.P. and Subsidiaries

Index

December 31, 2005

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Dallas Market Center, L.P.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Dallas Market Center, L.P. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the period from February 14, 2005 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP

Orlando, Florida
March 13, 2006

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Balance Sheet

December 31, 2005

Assets

Property and equipment and construction in progress, net	$238,968,816
In place lease costs, net	6,962,951
Favorable ground leases, net	4,322,778
Cash	2,621,164
Restricted cash	612,120
Rent receivable	83,611
Due from affiliates	76,974
Accrued rent	802,205
Prepaid expenses and other assets	21,118

Total assets	$254,471,737

Liabilities and Partners’ Capital

Mortgage loan payable	$156,388,869
Accounts payable and accrued expenses	93,781
Distributions payable	2,461,164
Unearned percentage rent	1,398,084

Total liabilities	160,341,898

Partners’ capital	94,129,839

Total liabilities and partners’ capital	$254,471,737

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statement of Operations

For the period from February 14, 2005 (date of inception) to December 31, 2005

Revenues:
Rental income from operating leases	$20,743,616

Total revenue:	20,743,616

Cost and expenses:
Interest	8,073,184
Depreciation	6,352,478
Ground rent expense	372,032
General, administrative and operating	15,730
Amortization of lease costs	201,477

Total cost and expenses	15,014,901

Interest and other income	2,634

Net income	$5,731,349

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statement of Changes in Partners’ Capital

For the period from February 14, 2005 (date of inception) to December 31, 2005

	General Partner	CNL LP	Crow	Total
Formation transactions, February 14, 2005 (inception)	$—	$—	$92,104,147	$92,104,147

Acquisition of Crow interest by CNL Partners	921,041	72,762,277	(73,683,318)	—

Additional partner contributions	43,229	3,415,129	864,590	4,322,948

Net income (loss)	83,885	6,626,931	(979,467)	5,731,349

Distributions	(83,885)	(6,626,931)	(1,317,789)	(8,028,605)

Balance, December 31, 2005	$964,270	$76,177,406	$16,988,163	$94,129,839

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statement of Cash Flows

For the period from February 14, 2005 (date of inception) to December 31, 2005

Cash flows from operating activities:
Net income	$5,731,349
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,352,478
Amortization of lease costs	201,477
Amortization of intangible lease assets	67,643
Gain on sale of assets	(300)
Changes in assets and liabilities:
Rent receivable	(83,611)
Prepaid expenses and other assets	(21,118)
Due from affiliates	(76,974)
Deferred rent	(802,205)
Accounts payable & accrued expenses	93,781
Unearned percentage rent	1,398,084

Net cash provided by operating activities	12,860,604

Cash flows from investing activities:
Acquisition of property and equipment	(6,159,723)
Increase in restricted cash	(612,120)

Net cash used in investing activities	(6,771,843)

Cash flows from financing activities:
Principal payments on mortgage loan	(2,223,104)
Capital contributions from partners	4,322,948
Distributions to partners	(5,567,441)

Net cash used in financing activities	(3,467,597)

Cash and cash equivalents, end of year	$2,621,164

Supplemental disclosure of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$8,024,684

Supplemental schedule of non-cash investing activities:
Value of property, equipment and intangible assets contributed upon formation of the Partnership	$250,716,120

Supplemental schedule of non-cash financing activities:
Distributions declared but not paid to Partners	$2,461,164

Assumption of mortgage loan payable in the acquisition of property and equipment	$158,611,973

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

For the period from February 14, 2005 (date of inception) to December 31, 2005

1.	Organization

CNL Dallas Market Center, L.P. (the “Partnership”) is a Delaware limited partnership whose partners are CNL Dallas Market Center GP, LLC (the “General Partner”), CNL DMC, LP (the “CNL LP”) and Dallas Market Center Company, Ltd. (“Crow”). Crow and CNL LP are collectively referred to as the “Limited Partners”. The General Partner and the CNL LP are wholly-owned subsidiaries of CNL Income Properties, Inc. and are referred to as the “CNL Partners”. Certain major decisions as defined in the partnership agreement (the “Agreement”) require the approval of the General Partner and Limited Partners.

The Partnership was formed on February 14, 2005 for purposes of owning certain real property located in Dallas, Texas. In a series of formation transactions (referred to as the “Formation Transactions”), Crow transferred its interests in two subsidiary partnerships to the Partnership. The first subsidiary partnership owned the World Trade Center, Dallas Trade Mart and Market Hall buildings as well as leases for the underlying land; limited use rights to the Apparel Mart (which resides on the Dallas Market Center Campus) (collectively referred to at the “World Trade Center” property); and related parking facilities on the property, which had an agreed upon value of approximately $219.8 million. Later, on May 25, 2005, Crow transferred its interest in the second subsidiary partnership, which owned the International Floral and Gift Center (referred to as the “IFGC” property), with an agreed upon value of approximately $30.8 million. With the contributions of the World Trade Center and IFGC, the Partnership assumed approximately $142.3 million and $16.3 million, respectively, in existing debt. In connection with these transfers, the CNL Partners made a series of capital contributions in exchange for their ownership interests, which were immediately distributed to Crow. Additionally, all of the partners paid their share of closing costs in order to complete the transaction.

As a result of the formation transactions, the General Partner and Limited Partners hold the following percentage interests as of December 31, 2005:

Partner	Percentage Interest
General Partner	1.00%
CNL LP	79.00%
Crow	20.00%

The World Trade Center consists of 15 floors encompassing the Fashion Center Dallas, showrooms and wholesalers offering gifts and home textiles. The Trade Mart has five floors encompassing gifts, housewares and lighting. Market Hall is a consumer and tradeshow exhibition hall. The IFGC has two floors and houses permanent showrooms for floral products, holiday decorative products and related accessories. The IFGC serves as the headquarters for the American Floral Industry Association and is home to two annual floral shows, the Holiday and Home Expos. Both properties are leased to an affiliate of Crow under long-term triple-net leases.

The purchase price of the two properties acquired was allocated to assets and liabilities as follows:

	World Trade Center	IFGC	Total
Property and equipment	$210,459,364	$28,701,907	$239,161,271
Intangible assets, net	9,417,213	2,137,636	11,554,849

	$219,876,577	$30,839,543	$250,716,120

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

For the period from February 14, 2005 (date of inception) to December 31, 2005

1.	Organization, Continued

Net cash flow, as defined in the Agreement, is to be distributed quarterly to the Partners in accordance with the following order of priority: (i) first, to the General Partner and CNL LP to pay the CNL first tier preferred distribution, as defined in the Agreement; (ii) second, to Crow to pay the Crow first tier preferred distribution, as defined in the Agreement; (iii) third to the Partners pro-rata in proportion to their partnership interests until the sum of the aggregate distributions paid equals the second tier preferred distribution, as defined in the agreement, is met, (iv) fourth, 60% to the General Partner and CNL LP and 40% to Crow until the sum of the aggregate distributions paid equals the third tier preferred distribution, as defined in the agreement and (v) thereafter 50% to the General Partner and CNL LP and 50% to Crow. As of December 31, 2005, the Partnership has net cash flow distributions payable totaling approximately $2.5 million.

Net income or loss is allocated between the Partners based on the hypothetical liquidation at book value method (HLBV). Under the HLBV method, net income or loss is allocated between the Partners based on the difference between each Partner’s claim on the net assets of the Partnership at the end and beginning of the period. Each Partner’s share of the net assets of the Partnership is calculated as the amount that the Partner would receive if the Partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities.

Capital proceeds, including capital proceeds distributed to the partners in winding up the Partnership, are allocated in the same manner as net cash flow with the exception that the first tier preferred distribution for CNL LP and Crow are set at a different rate per the Agreement.

2.	Summary of Significant Accounting Policies

A summary of significant accounting principles and practices used in the preparation of the consolidated financial statements follows:

Basis of Financial Statement Presentation

The Partnership prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of consolidated financial statements and report amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements of the Partnership include the accounts of CNL Dallas Market Center, LP and its wholly owned subsidiaries (“Subsidiaries”). All significant inter-Partnership balances and transactions have been eliminated in consolidation.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

For the period from February 14, 2005 (date of inception) to December 31, 2005

2.	Summary of Significant Accounting Policies, Continued

Purchase Price Allocation

In determining the allocation of the purchase price of the properties, the Partnership follows Financial Accounting Standards No. 141, “Business Combinations”, or FAS 141, and allocates the value of real estate acquired among the building, tenant improvements and equipment as well as to identified intangible assets consisting of the value of in place leases and favorable ground leases. Purchase price allocations and the determination of useful lives are based on management’s estimates of the respective lives of each asset.

Purchase price allocations to building, tenant improvements and equipment were based on management’s determination of the relative fair values of these assets assuming the property is vacant. Purchase price allocations to favorable ground leases are based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimate of fair market lease rates for the corresponding leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.

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

Property and Equipment, net

Property and equipment is stated at cost and includes buildings and tenant improvements. Buildings are depreciated on the straight – line method over 39 years. Tenant improvements are depreciated on the straight – line method over the shorter of the lease term or the estimated useful life. Interest incurred relating to construction of property is capitalized to construction in progress during the construction period.

Intangible Assets

Intangible lease assets are comprised of in place lease costs and favorable ground leases and are amortized over the remaining non-cancelable terms of the respective leases including automatic renewal terms in the case of the lease to Crow. The remaining lives of the ground leases range from 50 to 60 years and the life of the master leases to Crow are 30 years including automatic renewal periods.

Lease Accounting

The Partnership’s leases are accounted for under the provisions of Statement of Accounting Standard No. 13, “Accounting for Leases,” and have been accounted for as operating leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant in order to determine the lease classification.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks. Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partners believe the Partnership is not exposed to any significant credit risk on cash and cash equivalents.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

For the period from February 14, 2005 (date of inception) to December 31, 2005

2.	Summary of Significant Accounting Policies, Continued

Restricted Cash

The leases require that certain amounts of cash are restricted to fund capital expenditures at the Partnership’s properties and have been included in the accompanying consolidated balance sheets. The reserve accounts are held at CNL Bank, which is an affiliate of the General Partner and CNL LP. As of December 31, 2005, a total of $612,120 was held in these reserve accounts.

Use of Estimates

The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates.

Revenue Recognition

The Partnership records rental revenue on the straight-line basis over the terms of the leases. Percentage rent that is due contingent upon tenant performance levels such as gross revenues is deferred until the underlying performance thresholds have been reached in accordance with the provisions of Staff Accounting Bulletin 101.

Income Taxes

The Partnership is not subject to federal income taxes. As a result, the earnings or losses for Federal income tax purposes are included in the tax returns of the individual partners. Net income or loss for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable loss allocation requirements under the Agreement.

Fair Value of Financial Instruments

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and variable rate approximates carrying value because of short maturities. The Partnership believes the fair value of its long-term debt approximates fair value based on rates it believes it could obtain for similar borrowings as of December 31, 2005.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership’s long-lived assets are tested for recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. For the period ended December 31, 2005, no impairment was recognized by the Partnership.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

For the period from February 14, 2005 (date of inception) to December 31, 2005

3.	Property and Equipment and Construction in Progress, net

Property and equipment, net consists of the following at December 31, 2005:

Building and improvements	$236,403,842
Equipment	4,581,372
Construction in progress	4,336,080

245,321,294
Less: accumulated depreciation	(6,352,478)

Total	$238,968,816

During the period ended December 31, 2005, the Partnership capitalized interest costs of $48,500 relating to the construction of the Trade Mart Expansion.

4.	In Place Lease Cost and Favorable Ground Leases

In place lease costs, net and favorable ground leases, net consist of the following at December 31, 2005:

	In Place Lease Costs	Favorable Ground Leases
Balance	$7,164,428	$4,390,421
Accumulated amortization	(201,477)	(67,643)

	$6,962,951	$4,322,778

The anticipated amortization of intangible assets over each of the next five years and beyond is as follows:

	In Place Lease Costs	Favorable Ground Leases
2006	$238,814	$84,275
2007	238,814	84,275
2008	238,814	84,275
2009	238,814	84,275
2010	238,814	84,275
Thereafter	5,768,881	3,901,403

Total	$6,962,951	$4,322,778

Amortization of the favorable ground lease asset is recorded as an increase in ground lease expense in the accompanying consolidated statement of operations. During the period ended December 31, 2005, a total of $269,120 in amortization was recorded by the Partnership.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

For the period from February 14, 2005 (date of inception) to December 31, 2005

5.	Mortgage Loan Payable

In connection with the acquisition of the World Trade Center on February 14, 2005, the Partnership became obligated for approximately $142.3 million in existing debt on the property. On May 25, 2005, in connection with the acquisition of the IFGC, the Partnership became obligated for approximately $16.3 million in existing debt on the IFGC property. Mortgage notes payable consist of the following as of December 31, 2005:

Property	Monthly Payment (Principal and Interest)	Interest Rate	Maturity Date	Balance as of December 31, 2005
World Trade Center	$889,145	6.037%	September 2014	$140,350,848
IFGC	110,663	5.45%	September 2012	16,038,021

				$156,388,869

As of December 31, 2005, scheduled principal payments of the mortgage loan are as follows:

2006	$2,593,172
2007	2,753,580
2008	2,897,576
2009	3,103,180
2010	3,295,185
Thereafter	141,746,176

Total	$156,388,869

6.	Master Leases

On February 14, 2005, in connection with the acquisition of the World Trade Center property, the Partnership entered into a triple-net lease agreement with Dallas Market Center Operating, L.P. a subsidiary of the existing management company, Market Center Management Company, Ltd. (“MCMC”). MCMC is an affiliate of Crow Holdings. On May 25, 2005, in connection with the acquisition of the IFGC property, the Partnership entered into a lease agreement with IFDC Operating, L.P., also a subsidiary of MCMC. The leases have an initial term of five-years with five automatic five-year renewal periods. Both leases call for the payment of monthly base rental payments and percentage rent to the extent that the annual percentage rent calculation exceeds annual base rent. Percentage rent is calculated as a set percentage of total gross sublease rental revenues as defined in the lease agreements. The amount of annual base rent automatically escalates in accordance with the provisions of the lease agreements. The leases require the tenant to pay property taxes on behalf of the Partnership. No property taxes were due on behalf of the Partnership during the period ended December 31, 2005, however, in January 2006, the tenant paid property taxes of $3,488,438 on behalf of the Partnership.

For the period ended December 31, 2005, base rental income under the leases amounted to approximately $20.7 million including $802,205 from the effect of straight-lining rent in accordance with GAAP.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

For the period from February 14, 2005 (date of inception) to December 31, 2005

6.	Master Leases, Continued

Future minimum rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2005 are as follows:

	World Trade Center(1)	IFGC	Total
2006	$21,765,947	$2,971,892	$24,737,839
2007	22,643,089	3,019,308	25,662,397
2008	22,727,922	3,025,983	25,753,905
2009	22,732,972	3,028,767	25,761,739
2010	22,733,389	3,029,000	25,762,389
Thereafter	547,582,819	72,948,417	620,531,236

Total	$660,186,138	$88,023,367	$748,209,505

FOOTNOTE:

(1)	Base rents for the World Trade Center reflect an increase in annual base rent of $655,324 as a result of an additional $7.3 million in construction costs paid in January 2006 in connection with the development of the Trade Mart Expansion.

7.	Ground Leases

The Partnership makes monthly lease payments under nine ground leases to two separate lessors. Two such leases are with affiliates of Crow and the remaining seven are with a third-party lessor. During the period ended December 31, 2005, the Partnership paid a total of $291,717 for rent under the ground leases (including the effect of GAAP straight-lining adjustments), of which $39,108 was incurred to affiliates of Crow. Each of the ground leases expire between the years 2055 and 2066. Upon termination of the ground leases, all buildings and improvements become the property of the lessors under the ground leases. The non-cancellable future minimum lease payments under the ground leases are as follows:

2006	$295,731
2007	298,115
2008	300,547
2009	303,027
2010	305,557
Thereafter	21,308,665

Total	$22,811,642

Two of the ground leases have annual rent increases. The Partnership straight-lines rent expense under these ground leases in accordance with GAAP. During the period ended December 31, 2005, the Partnership recorded additional ground lease rent of $80,315 as a result of straight-lining adjustments. Accrued rental expense of $80,315 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

For the Period from February 14, 2005 (date of inception) to December 31, 2005

8.	Commitments and Contingencies

On October 12, 2005, the Partnership entered into a memorandum of understanding and an agreement to develop an approximately 500,000 square foot lighting center expansion (160,000 leasable square feet) at the Trade Mart Property (the “Trade Mart Expansion”). The total estimated construction costs are expected to be approximately $21.3 million. The Trade Mart Expansion is expected to be completed at the end of 2006 and will be leased to an affiliate of Crow. In December 2005, the partners made capital contributions to the Partnership to fund the first $4.3 million of the project costs pro-rata in proportion to the partnership interests. The remainder of the construction costs will be funded over the duration of the development period, and the Trade Mart Expansion is expected to be completed in early 2007. As construction occurs, the base rent of the Trade Mart Property increases by 9.0% of the amount on construction costs incurred in accordance with the lease agreement.

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Partnership’s financial condition or results of operations.

9.	Subsequent Events

In January 2006, the partners funded an additional $7.3 million in construction costs related to the development of the Trade Mart Expansion pro-rata in proportion to their partnership interests. As a result, base rent of the World Trade Center property increased by $655,324 per year effective on the date of the contribution.

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Financial Statements

December 31, 2005

CNL Income GW Partnership, LLLP and Subsidiaries

Index

December 31, 2005

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Income GW Partnership, LLLP:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Income GW Partnership, LLLP and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for the period from October 11, 2005 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP

Orlando, Florida
March 13, 2006

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Balance Sheet

As of December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$2,887,696
Restricted cash	12,819,905
Accounts receivable	1,090,221
Prepaid expenses and other current assets	1,232,004
Deposit with lender	680,000

18,709,826

Property and equipment, net	101,485,037
Other intangible assets, net	689,422

$120,884,285

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued expenses	$5,712,114
Distributions payable	2,361,918
Due to affiliates	143,285
Advanced deposits	1,066,981

9,284,298
Partners’ capital	111,599,987

$120,884,285

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Statement of Operations

Period from October 11, 2005 (inception) through December 31, 2005

Revenues
Rooms	$4,107,205
Food and beverage	1,170,234
Other operating departments	1,272,143

6,549,582

Cost of sales and other expenses
Rooms	907,961
Food and beverage	1,239,699
Other operating departments	1,002,120
Property operations and maintenance	1,787,693
Management fees	196,427
Franchise and licensing fees	196,427
General and administrative	593,336
Sales and marketing	676,239
Depreciation and amortization	1,039,157

7,639,059

Operating loss	(1,089,477)
Interest and other income	60,058

Net loss	$(1,029,419)

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLLP and Subsidiaries

Consolidated Statement of Partners’ Capital

Period from October 11, 2005 (inception) through December 31, 2005

	General Partner	CNL LP	GW	Total
Formation transactions, October 11, 2005 (inception)	$—	$—	113,311,324	$113,311,324
Acquisition of GW interest by CNL Partners	11,331	79,306,597	(79,317,928)	—
Additional Partner contributions	168	1,175,832	504,000	1,680,000
Distributions	(295)	(1,981,150)	(380,473)	(2,361,918)
Net loss	(56)	(392,435)	(636,928)	(1,029,419)

Balance, December 31, 2005	$11,148	$78,108,844	$33,479,995	$111,599,987

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Statement of Cash Flows

Period from October 11, 2005 (inception) through December 31, 2005

Cash flows from operating activities
Net loss	$(1,029,419)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	1,039,157
Changes in assets and liabilities, net of business acquired
Accounts receivable	(1,090,221)
Prepaid expenses and other current assets	(277,691)
Accounts payable and accrued expenses	3,867,240
Due to affiliates	143,285
Advanced deposits	(154,327)

Net cash provided by operating activities	2,498,024

Cash flows from investing activities
Acquisition of property and equipment	(5,630,936)
Decrease in restricted cash	4,910,095

Net cash used in investing activities	(720,841)

Cash flows from financing activities
Capital contributions from Partners	1,680,000
Deposit with lender	(680,000)

Net cash provided by financing activities	1,000,000

Net increase (decrease) in cash and cash equivalents	2,777,183

Cash and cash equivalents
Beginning of the period	110,513

End of period	$2,887,696

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Statement of Cash Flows - Continued

Period from October 11, 2005 (inception) through December 31, 2005

Supplemental disclosure of non-cash investing activities
Assets acquired and liabilities assumed upon formation of the Partnership
Assets acquired
Cash	$110,513
Prepaid expenses and other current assets	954,313
Property and equipment	96,872,110
Intangible assets	710,570
Restricted cash	17,730,000

$116,377,506

Liabilities assumed
Accounts payable and accrued expenses	$1,844,874
Advanced deposits	1,221,308

3,066,182

Net assets acquired	$113,311,324

Net of cash	$113,200,811

Supplemental disclosure of non-cash financing activities
Distributions declared but not paid to partners	$2,361,918

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005

1.	Business

Organization

CNL Income GW Partnership, LLLP (the “Partnership”) was organized pursuant to the laws of the State of Delaware on October 11, 2005. CNL Income GW WI-DEL, LP, CNL Income GW Sandusky, LP, CNL Income GW Corp., CNL Income GW WI-DEL Tenant, LP and CNL Income GW Sandusky Tenant, LP are wholly owned subsidiaries of the Partnership. The Partnership’s general partner is CNL Income GW GP, LLC (the “General Partner”) and limited partners are CNL Income Partners, LP (“CNL LP”) and Great Bear Lodge of Wisconsin Dells, LLC (“GW”), (collectively, the “Limited Partners”). GW is an affiliate of Great Wolf Resorts, Inc. The General Partner and CNL LP are collectively referred to as the CNL Partners and are wholly-owned subsidiaries of CNL Income Properties, Inc.

The Partnership owns the (i) 309-room hotel and recreational facilities known as the “Great Wolf Lodge-Wisconsin Dells” located in Lake Delton, Wisconsin, and (ii) the 271-room hotel and recreational facilities known as the “Great Wolf Lodge-Sandusky” located in Sandusky, Ohio (collectively referred to as the “Properties”). The Properties’ day-to-day operations are managed by an affiliate of GW, however, all Partners must agree to key decisions affecting the Properties.

The structure of the Partnership is designed to allow the parent of the CNL Partners to continue to qualify as a real estate investment trust, which is generally not subject to federal income taxes. In keeping with this objective, the Partnership operates its Properties through tenant partnership entities owned by the Partnership through a wholly-owned taxable REIT subsidiary (“TRS”) entity, as permitted by the REIT Modernization Act of 1999.

The Partnership was formed through a series of transactions, whereby GW contributed its interests in two subsidiary partnerships to the Partnership in exchange for 100% ownership of the Partnership. The agreed upon value of the properties owned through the subsidiary partnership was $114.5 million, excluding closing costs. On October 11, 2005, the CNL Partners acquired a 61.14% interest in the Partnership from GW for cash. Then on November 3, 2005, the CNL Partners acquired an additional 8.86% ownership interest from GW for cash resulting in the General Partner and Limited Partners owning the following percentage interests in the Partnership as of December 31, 2005:

Partner	Percentage Interest
General Partner	0.01%
CNL LP	69.99%
GW	30.00%

The contribution value and closing costs were allocated to assets and liabilities of the newly formed Partnership as follows:

Property and equipment	$96,872,110
Intangible assets, net	710,570
Receipt of various assets	18,794,826
Assumption of various payables	(3,066,182)

$113,311,324

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005

Allocations and Distributions

Net income or loss is allocated between the Partners based on the hypothetical liquidation at book value method (HLBV). Under the HLBV method, net income or loss is allocated between the Partners based on the difference between each Partner’s claim on the net assets of the Partnership at the end and beginning of the period. Each Partner’s share of the net assets of the Partnership is calculated as the amount that the Partner would receive if the Partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities.

On an annual basis, Net Cash Flow, as defined in the Agreement, is distributed in accordance with the following order of priority; (i) first, to the CNL Partners, pro rata, until the aggregate distributions received by the CNL Partners with respect to such fiscal year equals the CNL Preferred Distribution, as defined in the Agreement, (ii) second to GW until the aggregate distributions received by the GW with respect to such fiscal year equals the GW Preferred Distribution, as defined in the Agreement, and (iii) thereafter pro-rata among the Partners in proportion to their respective percentage interests.

Capital proceeds, including capital proceeds distributed to partners in winding up the Partnership, are allocated as follows: (i) first, to establish any reserves pursuant to and subject to the provisions of which the General Partner reasonably determines to be necessary to provide for any contingent or unforeseen liabilities or obligations of the Partnership and the subsidiaries (provided that at such time as the General Partner determines to be advisable, the balance of the reserves remaining after the payment of such contingencies shall be deemed capital proceeds available for distribution); (ii) next, to Partners, pro rata, in proportion to the respective amounts of their Unreturned Capital, as defined in the Agreement, until the Unreturned Capital of each of the Partners is returned in full; and (iii) thereafter, among the Partners, pro-rata in proportion to their respective Percentage Interests.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CNL Income GW Partnership, LLLP and its wholly owned subsidiaries. All significant inter-partnership balances and transactions have been eliminated in consolidation.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005

Cash and Cash Equivalents

The Partnership considers all amounts held in highly liquid instruments with original purchased maturities of three months or less as cash and cash equivalents. Cash and cash equivalents consists primarily of demand deposit accounts at commercial banks. Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. Management believes the credit risk associated with cash and cash equivalents to be low due to the quality of the financial institutions in which these assets are held.

Restricted Cash

Certain amounts of cash have been restricted in connection with the formation of the Partnership primarily for the purposes of funding construction costs of the Dells Waterpark Expansion. Other amounts of cash are restricted under the management agreements with GW for maintenance and replacement of furniture, fixtures and equipment at the Partnership’s Properties. Cash for the replacement of furniture, fixtures and equipment is set aside each month as a set percentage of total gross revenues of the Properties in accordance with the hotel management agreements and is used as necessary for the replacement of furniture, fixtures and equipment. As of December 31, 2005, the Partnership had $12.8 million in restricted cash to fund future construction costs of the Dells Waterpark Expansion and $0 in restricted cash for the replacement of furniture, fixtures and equipment at the Properties.

Purchase Price Allocation

In determining the allocation of the purchase price of the Properties, the Partnership follows Financial Accounting Standards No. 141, “Business Combinations”, or FAS 141, and allocates the value of real estate acquired among the land, buildings and equipment and identified intangible assets, consisting of the value of a condo rental pool at the Great Wolf Lodge-Wisconsin Dells Property. Purchase price allocations and the determination of useful lives are based on management’s estimates and studies commissioned from independent real estate appraisal firms.

Property and Equipment

Property and equipment is stated at cost and includes land, buildings and improvements, and furniture, fixtures and equipment. Buildings and improvements, and furniture, fixtures and equipment are depreciated on the straight-line method over the assets’ estimated useful lives ranging from 39 to 3 years, respectively. Expenditures for major renewals and betterments are capitalized and depreciated over the related assets’ estimated useful lives. Expenditures for repairs and maintenance are expensed when incurred.

Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires that all business combinations be accounted for using the purchase method and provides criteria for recording intangible assets separately from goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangible assets that have indefinite useful lives are not amortized into results of operations but, instead, are tested at least annually for impairment and written down when impaired.

Other intangible assets represent the value assigned to the revenue stream from a condo rental pool at the Wisconsin Dells property. The condo rental pool intangible asset is being amortized on a straight-line basis over the average remaining life of the existing rental pool agreements which is approximately 4.6 years, however, the Partnership estimates that most of the condo owners will elect to renew the rental pool agreement upon expiration and revenues will continue to be generated from this programs well in excess of the useful life assigned to this asset.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005

Revenue Recognition

The Property’s revenues are derived from its operations and include revenues from the rental of rooms, food and beverage sales, telephone usage, the operation of a condo rental pool at the Wisconsin Dells property and other service revenue. Revenue is recognized when rooms are occupied and services have been performed. Cash received from customers for events occurring after the end of each respective year have been recorded as advanced deposits in the accompanying consolidated statements of financial position.

Advertising and Promotion Costs

The costs of advertising, promotional, sales and marketing programs are charged to operations in the year incurred and are included as sales and marketing expenses in the accompanying consolidated statement of operations. Advertising, promotional, sales and marketing costs totaled approximately $676,239 for the period ended December 31, 2005.

Inventory

Inventory, primarily consisting of food, beverage and operating supplies, is accounted for using the first in, first out method and is stated at the lower of cost or market. Inventory is recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Income Taxes

Under the provisions of the Internal Revenue Code and applicable state laws, the Partnership is only subject to taxation of income on the profits and losses from its TRS. The tax consequences of other Partnership revenues and expenses, unrelated to the operation of the properties, will accrue to the partners. Certain of these other revenues and expenses may be treated differently in the Partnership’s income tax return than in the accompanying consolidated financial statements. Therefore, amounts reported in the consolidated financial statements may not be the same as reported in the partners’ income tax returns.

The Partnership accounts for federal and state income taxes on its TRS using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Leases

The Partnership has entered into operating leases for equipment used at its Properties. Payments under operating leases are recorded as rent expense each month as lease payments are made.

Use of Estimates

The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership’s long-lived assets are tested for recoverability annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. The loss recorded is the amount required to record the asset at fair value. If impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. For the period ended December 31, 2005, the Partnership recorded no impairments.

Concentration of Credit Risk

Financial instruments which potentially subject the Partnership to a concentration of credit risk consist principally of guest and trade accounts receivable. Concentration of credit risk with respect to guest and trade accounts receivable is limited due to the wide variety of customers and industries to which the Property’s services are sold, as well as the dispersion of customers across many geographic areas.

3.	Property and Equipment

Property and equipment consist of the following at December 31, 2005:

Land and land improvements	$7,330,224
Building and improvements	73,542,516
Furniture, fixtures and equipment	16,664,985
Construction in progress	4,965,321

102,503,046
Less: accumulated depreciation	(1,018,009)

$101,485,037

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005

4.	Other Intangible Assets

The gross carrying amount and accumulated amortization of the Partnership’s other intangible assets consist of the following at December 31, 2005:

Condo rental pool	$710,570
Less: accumulated amortization	(21,148)

$689,422

Amortization expense related to condo rental pool intangible asset was $21,148 during the period ended December 31, 2005. The anticipated amortization of the condo rental pool intangible asset over each of the next five years is as follows:

2006	$155,146
2007	155,146
2008	155,146
2009	155,146
2010	68,838

Total	$689,422

5.	Related Parties Transactions

Hotel Management Agreements

The Partnership entered into an agreement with an affiliate of GW (the “Manager”) to manage the Properties. The management agreements have a term of 15 years. Under terms of the agreements, the Manager operates the Properties in return for a fixed management fee of 3 percent of Gross Operating Revenues, as defined in the management agreements, for each property. The Manager may also earn an incentive management fee equal to 30 percent of the amount by which net operating income exceeds 10% of the average Invested Capital, as defined in the agreement. The Partnership incurred base management fees of $196,427 and no incentive management fees during the period ended December 31, 2005. The management agreements may be terminated if certain performance thresholds are not met, as defined in the management agreements.

Licensing Agreements

The Partnership also entered into licensing agreement with an affiliate of GW (the “Franchisor”) for each property. The license agreements have a term of 15 years. Under terms of the agreements, the Partnership is required to pay franchise and licensing fees equal to 3 percent of Gross Operating Revenues, as defined in the licensing agreements, for each property. The Partnership incurred licensing fees of $196,427 during the period ended December 31, 2005.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005

Other

The Partnership has entered into various other agreements with GW and its affiliates to provide services such as property insurance, health insurance, and workers’ compensation insurance. The Partnership incurred $108,876, for such expenses for the period ended December 31, 2005. These amounts have been included in costs and expenses for room, food and beverage, and other operating departments in the accompanying consolidated statement of operations.

6.	Income Taxes

Under the provisions of the Internal Revenue Code and applicable state laws, the Partnership is only subject to taxation of income on the profits and losses from its TRS operations. The components of the deferred taxes recognized in the accompanying consolidated balance sheet at December 31, 2005 are as follows:

Deferred tax asset:
Net operating loss	$577,385
Book/tax differences in acquired assets	506,063

Total deferred tax asset	1,083,448
Valuation allowance	(1,083,448)

$—

The types of temporary differences between the tax basis of assets and liabilities and their financial statement reporting amounts are attributable to book/tax differences in the acquired assets and net operating losses. The TRS had a net operating loss carry-forward for federal and state purposes of approximately $1.5 million as of December 31, 2005 to offset future taxable income. The estimated net operating loss carry-forward will expire in 2025. The Partnership has not recorded these potential future benefits because its TRS subsidiary does not have sufficient historical earnings on which to base a potential future benefit.

7.	Leases

The Partnership is a lessee of various types of equipment used in operating the Properties. Leases are categorized as operating leases based upon the terms in the lease agreements.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 are as follows:

2005	$18,838
2006	18,563
2007	17,810
2008	2,784

Total	$57,995

Rent expense was $4,203 for the period ended December 31, 2005 and is included in property operations in the accompanying consolidated statement of operations.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005

8.	Commitments and Contingencies

The Partnership is currently constructing an additional 35,000 square foot indoor waterpark attraction at the Wisconsin Dells Property (the “Dells Waterpark Expansion”) for a total estimated cost of $17.6 million. It is intended that the indoor waterpark will include a wave pool and other amenities and features. An affiliate of GW is obligated for the construction and completion of the Dells Waterpark Expansion pursuant to a Development Agreement with the Partnership. The projected costs for the Dells Waterpark Expansion were funded into an escrow account upon the formation of the Partnership. Construction is expected to be completed during the first half of 2006. If total development costs exceed the $17.6 million escrowed, an affiliate of GW is obligated to fund the excess development costs.

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Partnership’s financial condition or results of operations.

9.	Subsequent Events

In the first quarter of 2006, the Partners made capital contributions totaling $1.1 million, pro-rata in proportion to their ownership interests in order to pay property taxes that were incurred for the properties prior to the formation of the Partnership during the period from January 1, 2005 through October 10, 2005. The Partners elected to defer this funding at the time of the Partnership’s formation until the time that the taxes were required to be paid.

On March 1, 2006, the Partnership closed on $63.0 million in mortgage financing collateralized by its two properties. The loan carries a fixed-rate of approximately 6.0% and has a term of seven years. The loan requires monthly payments of “interest only” for the first three years and monthly payments of principal and interest amortized over 30 years thereafter. The majority of the proceeds of the loan were distributed to the Partners, pro-rata, on accordance with their ownership interests. As of December 31, 2005, the Partnership had a deposit with the lender for $680,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2006.

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

Signature	Title	Date
/s/ James M. Seneff, Jr. James M. Seneff, Jr.	Chairman of the Board	March 13, 2006

/s/ Robert A. Bourne Robert A. Bourne	Vice Chairman of the Board and Treasurer	March 13, 2006

/s/ Robert J. Woody Robert J. Woody	Independent Director	March 13, 2006

/s/ Bruce Douglas Bruce Douglas	Independent Director	March 13, 2006

/s/ Dennis N. Folken Dennis N. Folken	Independent Director	March 13, 2006

/s/ R. Byron Carlock, Jr. R. Byron Carlock, Jr.	President and Interim Chief Executive Officer (Principal Executive Officer)	March 13, 2006

/s/ Tammie A. Quinlan Tammie A. Quinlan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period			Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Description	Leasehold Interest	Buildings	Equipment	Improvements	Carrying Costs	Leasehold Interest	Buildings	Equipment
Gatlinburg Sky Lift (sky lift attraction)	$19,674,026	$162,700	$1,133,400	$—	$—	$19,674,026	$162,700	$1,133,400	$20,970,126	$(17,224)	In 1953	12/22/2005	(1)
Gatlinburg, Tennessee

Transactions in real estate and accumulated depreciation during 2005 are as follows:

Balance at January 1, 2005	$—
Acquisitions	20,970,126
Accumulated depreciation	(17,224)

Balance at December 31, 2005	$20,952,902

FOOTNOTES:

(1)	Buildings and improvements are depreciated over 39 years. Leasehold improvements and equipment are depreciation over their estimated useful lives.

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

December 31, 2005

Description	Interest Rate	Final Maturity Date(2)	Periodic Payment Term	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans subject to Delinquent Principal or Interest
Consolidated Conversions, LLC (hotel conversion)	15.0% annually(1)	4/30/2007	Monthly interest only payments with a balloon at maturity	n/a	$3,000,000	$3,000,000	$—

FOOTNOTES:

(1)	Pursuant to the loan agreement, the loan earns interest at a rate of 15% per year and requires monthly interest payments based on an annual percentage rate of 8.5% with the remaining 6.5% becoming due and payable upon the loan’s maturity. As of December 31, 2005, the receipt of approximately $50,000 in interest income has been deferred until maturity.
(2)	The loan matures on April 30, 2007 or earlier upon the sale of the condominium hotel units.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2005 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2006 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the Commission when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibits

2.1	Purchase and Sale Agreement between Whistler Mountain Resort Limited Partnership and Intrawest Corporation as Sellers and US Canadian Trust Alpha as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.1 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.2	Purchase and Sale Agreement (Copper Mountain Commercial Properties) between the Sellers and CNL Village Retail Partnership, LP as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.2 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.3	Schedule of Omitted Purchase and Sale Agreements (Previously filed as Exhibit 2.3 to the Report on Form 8-K filed December 17, 2004, and incorporated herein by reference.)

2.4	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

3.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.6	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.1	Form of Escrow Agreement between CNL Income Properties and SouthTrust Bank (Previously filed as Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

10.2	Advisory Agreement dated April 20, 2005 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed May 11, 2005 and incorporated herein by reference.)

10.3	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.4	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004 and Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.5	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and CNL Income Partners, LP, Lender (Previously filed as Exhibit 10.5 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.6	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and Intrawest Resorts, Inc., Lender (Previously filed as Exhibit 10.6 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.7	Master Lease Agreement dated December 3, 2004 by and between Whistler Mountain Resort Limited Partnership, as Landlord and CNL Income Canada Lessee Corp., as Tenant (Previously filed as Exhibit 10.7 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.8	Schedule of Omitted Lease Agreements (Previously filed as Exhibit 10.8 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.9	Property Management Agreement dated December 3, 2004 between Playground Real Estate Ltd. (Manager) and CNL Income Canada Lessee Corp. (Head Lessee) (Previously filed as Exhibit 10.9 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.10	Property Management Agreement dated as of December 3, 2004 between Intrawest U.S. Commercial Property Management, Inc. (Manager) and CNL Income Mammoth, LP (Owner) (Previously filed as Exhibit 10.10 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.11	Schedule of Omitted Management Agreements (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.12	Loan Agreement dated December 16, 2004 between CNL Village Retail Partnership, LP, Borrower and Intrawest Resort Finance, Inc., Lender (Previously filed as Exhibit 10.12 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.13	R&H US Canadian Property Limited, US Canadian Property Alpha Blue Mountain Nominee Corp., and US Canadian Property Alpha Whistler Nominee Corp, Borrowers and Congress Financial Corporation (Canada), Lender, Loan Agreement (Previously filed as Exhibit 10.13 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.14	Amended and Restated Limited Partnership Agreement of CNL Village Retail Partnership, LP dated December 3, 2004 (Previously filed as Exhibit 10.5 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

10.15	Master Lease dated as of February 14, 2005 by and between WTC-Trade Mart, L.P., Landlord and Dallas Market Center Operating, L.P., Tenant (Previously filed as Exhibit 10.15 to Post-Effective Amendment No. One to the Registration Statement on Form S-11(File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.16	Loan Agreement dated as of August 2, 2004 between WTC-Trade Mart, L.P., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.17	Contribution of Partnership Interests and Membership Interests Agreement dated as of February 14, 2005 by and between Dallas Market Center Company, Ltd. and CNL Dallas Market Center, L.P. (Previously filed as Exhibit 10.17 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.18	Master Lease dated as of May 20, 2005 by and between IFDC Property Company, Ltd., Landlord and IFDC Operating, L.P., Tenant (Previously filed as Exhibit 10.18 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.19	Loan Agreement dated as of August 8, 2003 by and between IFDC Property Company, Ltd., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.20	Contribution of Partnership Interests and Membership Interests Agreement dated as of May 20, 2005 by and between Dallas Market Center Company, Ltd. and CNL Dallas Market Center, L.P. (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.21	Loan Agreement dated as of May 20, 2005 by and between Branch Banking and Trust Company, Lender and CNL Income Properties, Inc., Borrower (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.22	Loan Agreement dated as of May 20, 2005, by and between CNL Income Copper, LP, CNL Income Sandestin, LP, CNL Income Mammoth, LP, CNL Income Snowshoe, LP, and CNL Income Stratton, LP, Borrowers and Sunlife Assurance Company of Canada, Lender (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.23	Venture Formation and Contribution Agreement by and between CNL Income Partners, LP, Great Bear Lodge of Wisconsin Dells, LLC, Great Bear Lodge of Sandusky, LLC and Great Wolf Resorts, Inc. (Previously filed as Exhibit 10.1 to the Report on Form 8-K filed October 4, 2005 and incorporated herein by reference.)

10.24	Amended and Restated Limited Partnership Agreement of CNL Income GW Partnership, LLLP dated as of October 11, 2005 (Previously filed as Exhibit 10.1 to the Report on Form 8-K filed October 14, 2005 and incorporated herein by reference.)

10.25	Development Agreement for Wisconsin Dells Addition (Previously filed as Exhibit 10.2 to the Report on Form 8-K filed October 14, 2005 and incorporated herein by reference.)

10.26	Development Agreement by and between WTC – Trade Mart L.P. and Dallas Market Center Operating, L.P. (Previously filed as Exhibit 10.3 to the Report on Form 8-K filed October 14, 2005 and incorporated herein by reference.)

10.27	Asset Purchase Agreement between Cypress Bowl Recreations Limited Partnership and Gatlinburg Skylift, LLC as Sellers and CNL Income Partners, LP as Purchaser dated as of December 22, 2005 (Previously filed as Exhibit 10.1 to the Report on 8-K filed December 22, 2005 and incorporated herein by reference.)

10.28	Sublease Agreement dated as of December 22, 2005 by and between CNL Gatlinburg Partnership, LP as Landlord and Gatlinburg Skylift, LLC as Tenant (Previously filed as Exhibit 10.2 to the Report on 8-K filed December 22, 2005 and incorporated herein by reference.)

10.29	Loan Agreement dated February 28, 2006 between Plaza Partners, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 6, 2006 and incorporated herein by reference.)

10.30	Loan Agreement dated March 1, 2006 between GW-Citigroup and CNL Income GW Partnership, LLLP and Subsidiaries (Previously filed as Exhibit 10.2 to the Report on 8-K filed March 6, 2006 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)