Form 10-Q
period 2006-03-31
CNL INCOME PROPERTIES INC
filed 2006-05-11
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 4, 2006 was 52,356,424.

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS
Real estate investment properties under operating leases	$20,783,247	$20,952,902
Investment in unconsolidated entities	170,696,589	207,150,838
Cash	201,409,693	93,804,681
Distributions receivable from unconsolidated entities	5,398,706	4,873,746
Mortgages and other notes receivable	56,472,143	3,000,000
Deposits on real estate	2,100,000	1,000,000
Deferred offering costs	1,073,709	—
Prepaid expenses and other assets	9,683,341	6,012,940

Total Assets	$467,617,428	$336,795,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit	$6,137,669	$4,503,563
Accounts payable and accrued expenses	806,611	602,481
Due to affiliates	12,782,175	7,057,233

Total Liabilities	19,726,455	12,163,277

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 52,246,052 and 38,002,550 shares issued and 52,195,388 and 37,978,357 shares outstanding as of March 31, 2006 and December 31, 2005, respectively	521,954	379,784
Capital in excess of par value	454,272,706	329,620,995
Accumulated distributions in excess of net income	(6,903,687)	(5,368,949)

	447,890,973	324,631,830

Total Liabilities and Stockholders' Equity	$467,617,428	$336,795,107

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended March 31,
	2006	2005
Revenue:
Rental income from operating leases	$714,500	$—
FF&E reserve income	31,006	—
Percentage rent	18,603	—
Interest income on mortgages and other notes receivable	502,358	—

Total revenue	1,266,467	—

Expenses:
Asset management fees to advisor	1,005,300	313,973
General and administrative	1,098,554	533,773
Depreciation and amortization	169,654	—

Total expenses	2,273,508	847,746

Operating loss	(1,007,041)	(847,746)

Other income (expense):
Interest and other income	1,402,001	186,917
Interest expense and loan cost amortization	(80,265)	—
Equity in earnings of unconsolidated entities	3,963,868	1,652,997

Total other income	5,285,604	1,839,914

Net income	$4,278,563	$992,168

Earnings per share of common stock (basic and diluted)	$0.10	$0.09

Weighted average number of shares of common stock outstanding (basic and diluted)	44,318,153	10,775,650

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Quarter Ended March 31, 2006 and Year Ended December 31, 2005

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Total Stockholders' Equity
	Number of Shares	Par Value
Balance at December 31, 2004	8,838,978	$88,390	$76,719,939	$(1,855,951)	$74,952,378
Subscriptions received for common stock through public offering and reinvestment plan	29,163,572	291,636	290,881,372	—	291,173,008
Redemption of common stock	(24,193)	(242)	(229,592)	—	(229,834)
Stock issuance and offering costs	—	—	(37,750,724)	—	(37,750,724)
Net income	—	—	—	6,583,431	6,583,431
Distributions, declared and paid ($0.5354 per share)	—	—	—	(10,096,429)	(10,096,429)

Balance at December 31, 2005	37,978,357	$379,784	$329,620,995	$(5,368,949)	$324,631,830

Subscriptions received for common stock through public offering and reinvestment plan	14,243,502	142,435	142,734,457	—	142,876,892
Redemption of common stock	(26,471)	(265)	(250,065)	—	(250,330)
Stock issuance and offering costs	—	—	(17,832,681)	—	(17,832,681)
Net income	—	—	—	4,278,563	4,278,563
Distributions, declared and paid ($0.1374 per share)	—	—	—	(5,813,301)	(5,813,301)

Balance at March 31, 2006	52,195,388	$521,954	$454,272,706	$(6,903,687)	$447,890,973

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended March 31,
	2006	2005
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$4,244,468	$140,519

Investing activities:
Investments in unconsolidated entities	(6,647,825)	(61,919,904)
Distribution of loan proceeds from unconsolidated entity	43,514,548	—
Investments in mortgage loans and other notes	(51,800,000)	—
Deposits on properties	(1,100,000)	—
Acquisition fees and costs	(5,628,764)	(2,123,231)

Net cash used in investing activities	(21,662,041)	(64,043,135)

Financing activities:
Subscriptions received from stockholders	142,876,892	43,786,798
Redemptions	(250,330)	—
Stock issuance costs	(13,287,113)	(2,817,794)
Cash advance from affiliate	—	1,256,360
Borrowings under line of credit, net of payments	1,634,106	—
Payment of loan costs	(137,669)	—
Distributions to stockholders	(5,813,301)	(1,280,706)

Net cash provided by financing activities	125,022,585	40,944,658

Net increase (decrease) in cash	107,605,012	(22,957,958)
Cash at beginning of period	93,804,681	36,710,117

Cash at end of period	$201,409,693	$13,752,159

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$1,353,569	$4,406,777

Supplemental disclosure of non-cash financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$10,981,278	$3,876,219

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31, 2006

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Income Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes. Various wholly-owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company was formed primarily to acquire directly and indirectly properties in the United States that will be leased on a long-term (generally five to 20-years, plus multiple renewal options), triple-net or gross basis to tenants or operators who are significant industry leaders. To a lesser extent, the Company also leases properties to taxable REIT subsidiary (TRS) tenants and engages independent third-party managers to operate those properties. The asset classes in which the Company is most likely to invest or has invested include the following:

•	Property leased to dealerships

•	Campgrounds or recreational vehicle (“RV”) parks

•	Health clubs

•	Parking lots

•	Merchandise marts

•	Destination retail and entertainment centers

•	Marinas

•	Ski resorts, including real estate in and around ski resorts such as ski-in/ski-out alpine villages, lodging and other related properties

•	Golf courses and golf resorts, including real estate in and around golf courses

•	Amusement parks, waterparks and family entertainment centers, which may include lodging facilities

•	Real estate in and around lifestyle communities

•	Vacation ownership interests

•	Other attractions, such as sports-related venues, and cultural facilities such as visual and performing arts centers, zoological parks or aquariums.

The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments related to interests in real estate and may purchase equity and other interests in financings. In addition, the Company may invest up to 10% of its assets in businesses that provide services, or are otherwise ancillary, to the types of properties in which it is permitted to invest. As of March 31, 2006, the Company has invested in retail and commercial properties at seven resort villages, one merchandise mart, two waterpark resorts, a sky lift attraction and has made four loans.

2.	Significant Accounting Policies:

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim period presented. Operating results for the quarter ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. Amounts as of December 31, 2005 included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date, but do not include all disclosure required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER ENDED MARCH 31, 2006

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and entities in which the Company has a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), or is the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”).

Real Estate Investment Properties—Real estate properties are generally comprised of buildings and improvements, leasehold interests, and equipment and are recorded at historical cost. Depreciation is computed using the straight-line method of accounting over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 39 years and leasehold interests and equipment over their estimated useful lives. When the properties or equipment are sold, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss from sale will be reflected in the Company’s results of operations.

Investment in Unconsolidated Entities—The equity method of accounting is applied with respect to investments in entities in which the Company has determined that consolidation is not appropriate under FIN 46 or SOP 78-9. The difference between the Company’s carrying amount of its investments in unconsolidated entities and the underlying equity in the net assets of the entities is due to acquisition fees and expenses paid to affiliates which have been allocated to the Company’s investment. These amounts are amortized over the estimated useful life of the underlying real estate tangible assets when the properties were acquired. The Company records its equity in earnings of the entities under the hypothetical liquidation at book value method of accounting. Under this method, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value.

Distributions Receivable—In accordance with the partnership agreements governing the unconsolidated entities in which the Company has invested, at the end of each quarter the partner distributions are calculated for the period and the partnership is obligated to make those distributions generally within 45 days after the quarter end. As such, the Company has recorded its share of the distributions receivable from its unconsolidated entities.

Mortgages and Other Notes Receivable— Mortgage loans receivable are recorded at the lower of cost or market. Whenever future collection of a specific note appears doubtful, a valuation allowance will be established. The allowance represents the difference between the carrying value and the amount expected to be received. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in impairments and provisions on assets. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan, including an impaired loan, is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that a borrower’s financial condition is such that collection of interest is doubtful. Subsequent interest is recorded as income when collected. At this time the Company has not established a valuation allowance on its loans as collection is expected to occur. Loan origination and other fees received by the Company in connection with making the loans are recorded as a reduction of the note receivable and amortized into interest income over the initial term of the loan.

3.	Real Estate Investment Properties:

Real estate investment properties consist of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Leasehold interest	$19,674,026	$19,674,026
Building	162,700	162,700
Equipment	1,133,400	1,133,400
Less: accumulated depreciation	(186,879)	(17,224)

	$20,783,247	$20,952,902

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER ENDED MARCH 31, 2006

(UNAUDITED)

3.	Real Estate Investment Properties (Continued):

The Company has made deposits of $2.1 million related to additional properties it is considering purchasing in the future. The purchase of the properties is subject to the satisfactory completion of due diligence and other requirements. There can be no assurance that any of these properties will ultimately be purchased or the Company’s deposits returned.

4.	Investment in Unconsolidated Entities:

As of March 31, 2006 and December 31, 2005, the Company owned investments in unconsolidated entities which own real estate properties accounted for under the equity method of accounting with carrying values totaling approximately $170.7 million and $207.2 million, respectively. The Company’s maximum exposure to loss from these entities is generally limited to its investment in each entity.

Under the hypothetical liquidation at book value method of accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. For the quarters ended March 31, 2006 and 2005, the Company recognized equity in earnings from the entities of approximately $4.0 million and $1.7 million, respectively. As of March 31, 2006 and December 31, 2005, the Company had distributions receivable of approximately $5.4 million and $4.9 million from its unconsolidated entities, respectively. Additionally, during the quarter ended March 31, 2006, the Company received a distribution of approximately $43.5 million representing its share of proceeds from the $63.0 million debt financing obtained by the Wolf Partnership. Pursuant to the loan agreement, the loan earns interest at a rate of 6.08% per year and requires monthly interest payments of $319,200 through March 2009. Monthly interest and principal payments of $380,963 will commence on April 1, 2009 through March 1, 2013 (maturity date).

The following presents the unaudited condensed financial information for the unconsolidated entities for the quarters ended March 31, 2006 and 2005:

	Quarter Ended March 31, 2006
	Wolf Partnership	DMC Partnership	Intrawest US Venture	Intrawest Canada Venture	Total
Revenue	$10,024,966	$9,158,108	$2,809,677	$1,171,680	$23,164,431
Property operating expenses	(7,846,441)	(255,534)	(1,171,427)	(546,678)	(9,820,080)
Depreciation & amortization expenses	(1,454,846)	(1,970,372)	(1,028,817)	(413,623)	(4,867,658)
Interest expense	(329,840)	(2,217,953)	(653,182)	(720,792)	(3,921,767)
Interest and other income	35,539	2,268	3,940	20,455	62,202

Net income (loss)	$429,378	$4,716,517	$(39,809)	$(488,958)	$4,617,128

Income (loss) allocable to other venture partners	$(331,732)	$2,483,740	$(912,766)	$(749,737)	$489,505

Income allocable to the Company (1)	$761,110	$2,232,777	$872,957	$260,779	$4,127,623
Amortization of capitalized costs	(10,755)	(126,556)	(19,040)	(7,404)	(163,755)

Equity in earnings of unconsolidated entities	$750,355	$2,106,221	$853,917	$253,375	$3,963,868

Distributions declared to the Company (2)	$1,535,148	$3,038,904	$300,342	$52,822	$4,927,216

Distributions received by the Company (2)	$1,981,445	$2,202,925	$165,066	$—	$4,349,436

FOOTNOTES:

(1)	Income is allocated to the Company on the hypothetical liquidation at book value method of accounting.
(2)	The Company receives interest payments from a loan made to Intrawest Venture Canada. These payments are reflected as distributions received from unconsolidated entities. The amount excludes the distribution of approximately $43.5 million from the Wolf Partnership as discussed above.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER ENDED MARCH 31, 2006

(UNAUDITED)

4.	Investment in Unconsolidated Entities (Continued):

	Quarter Ended March 31, 2005
	Wolf Partnership	DMC Partnership	Intrawest US Venture	Intrawest Canada Venture	Total
Revenue	$—	$2,699,383	$2,841,146	$1,180,606	$6,721,135
Property operating expenses	—	(53,510)	(1,132,444)	(410,568)	(1,596,522)
Depreciation & amortization expenses	—	(864,282)	(1,049,264)	(404,712)	(2,318,258)
Interest expense	—	(1,037,805)	(670,586)	(315,705)	(2,024,096)
Interest and other income	—	—	1	3,434	3,435

Net income (loss)	$—	$743,786	$(11,147)	$53,055	$785,694

Income (loss) allocable to other venture partners	$—	$72,488	$(827,781)	$(196,386)	$(951,679)

Income allocable to the Company (1)	$—	$671,298	$816,634	$249,441	$1,737,373
Amortization of capitalized costs	—	(53,471)	(22,252)	(8,653)	(84,376)

Equity in earnings of unconsolidated entities	$—	$617,827	$794,382	$240,788	$1,652,997

Distributions declared to the Company (2)	$—	$671,298	$816,634	$249,441	$1,737,373

Distributions received by the Company (2)	$—	$—	$—	$—	$—

FOOTNOTES:

(1)	Income is allocated to the Company on the hypothetical liquidation at book value method of accounting.

(2)	The Company receives interest payments from a loan made to Intrawest Venture Canada. These payments are reflected as distributions received from unconsolidated entities.

The following presents the condensed financial information for the unconsolidated entities as of March 31, 2006 (unaudited) and December 31, 2005:

	As of March 31, 2006
	Wolf Partnership	DMC Partnership	Intrawest US Venture	Intrawest Canada Venture	Total
Real estate assets, net	$108,761,392	$242,384,356	$77,544,030	$31,009,276	$459,699,054
Intangible assets, net	—	11,204,946	2,669,597	1,215,812	15,090,355
Other assets	11,811,638	9,090,743	4,618,009	2,974,271	28,494,661
Mortgages and other notes payable	63,000,000	155,722,908	45,584,602	35,020,314	299,327,824
Other liabilities	8,102,908	5,175,929	4,588,330	2,078,982	19,946,149
Partners’ capital (deficit)	49,470,122	101,781,208	34,658,704	(1,899,937)	184,010,097

Difference between carrying amount of investment and the Company’s share of partners’ capital	2,589,246	5,789,544	1,855,785	790,326	11,024,901

Percentage of ownership at end of reporting period	70.0%	80.0%	80.0%	80.0%

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER ENDED MARCH 31, 2006

(UNAUDITED)

4.	Investment in Unconsolidated Entities (Continued):

	As of December 31, 2005
	Wolf Partnership	DMC Partnership	Intrawest US Venture	Intrawest Canada Venture	Total
Real estate assets, net	$101,485,037	$238,968,816	$78,555,347	$31,572,738	$450,581,938
Intangible assets, net	689,422	11,285,729	2,843,175	1,294,388	16,112,714
Other assets	18,709,826	4,217,192	3,536,103	2,190,921	28,654,042
Mortgages and other notes payable	—	156,388,869	45,581,177	33,922,800	235,892,846
Other liabilities	9,284,298	3,953,029	4,354,594	2,530,690	20,122,611
Partners’ capital (deficit)	111,599,987	94,129,839	34,998,854	(1,395,443)	239,333,237

Difference between carrying amount of investment and the Company’s share of partners’ capital	1,277,001	5,916,100	1,874,825	797,730	9,865,656

Percentage of ownership at end of reporting period	70.0%	80.0%	80.0%	80.0%

5.	Deferred Offering and Stock Issuance Costs:

Beginning on April 16, 2004, the Company offered for sale up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) (the “1st Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The Company incurred costs in connection with the 1st Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which were deducted from the gross proceeds of the 1st Offering. As of March 31, 2006, the total stock issuance costs incurred to date were approximately $66.8 million. On March 31, 2006, the Company stopped selling shares of its common stock under the 1st Offering in preparation for its second offering of common stock (2nd Offering). See Note 13, “Subsequent Events” for additional information regarding the 2nd Offering. The balance of deferred offering costs as of March 31, 2006 relates to the Company’s 2nd Offering.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER ENDED MARCH 31, 2006

(UNAUDITED)

6.	Mortgages and Other Notes Receivable:

As of March 31, 2006, the Company has made the following loans:

Description	Date of Loan Agreement	Maturity date	Interest Rate		Loan Amount
Consolidated Conversion, LLC (hotel conversion)	9/29/2005	4/30/2007	15.0%	(1)	$3,000,000
Plaza Partners, LLC (hotel conversion)	2/28/2006	2/28/2007	15.0%	(2)	$16,800,000
Mizner Court Holdings, LP (condominium conversion)	3/10/2006	11/9/2007	LIBOR + 7.0%	(3)	$15,000,000
Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009	13.5%	(4)	$20,000,000

FOOTNOTES:

(1)	Pursuant to the loan agreement, the loan earns interest at a rate of 15.0% per year and requires monthly interest payments based on an annual percentage rate of 8.5% with the remaining 6.5% becoming due and payable upon the loan’s maturity. The term of the loan is 18 months and may be extended by the borrower for up to three additional six-month periods. The loan is collateralized by a first mortgage on ten vacant acres of land adjacent to the hotel and a second priority mortgage on the remainder of the property which includes the hotel. Completion of the condominium conversion and related improvements is guaranteed by the principals of Consolidated Conversions, LLC. The loan may be prepaid at anytime, but in no event will the Company receive less than a 15% return for at least one year.
(2)	Pursuant to the loan agreement, the loan earns interest at a rate of 15.0% per year and requires monthly interest payments based on an annual percentage rate of 8.75% with remaining 6.25% becoming due and payable upon the loan’s maturity. The term of the loan is 12 months and may be extended by the borrower for up to two additional six-month periods. The loan is collateralized by a first mortgage on the property.
(3)	The loan was purchased from Column Financial, Inc., as former lender, to Mizner Court Holdings, LP. Mizner Court Holdings, LP is a partnership owned by a subsidiary of GE Capital called GEBAM, Inc. and by Stoltz Mizner Court, LP. The initial term of the loan is 24 months and has 20 months remaining with a one year extension option. The interest rate is at one month LIBOR (approximately 4.83% on March 31, 2006) plus 7.0%. The mezzanine loan is collateralized by a pledge of all the partnership interests in Mizner Court, LP and is guaranteed as to interest payments and as to completion by Morris L. Stoltz II. The loan may not be prepaid before May 9, 2006.
(4)	Pursuant to the loan agreement, the Company agreed to provide financing up to $40.0 million in connection to the development of the infrastructure of an Orvis branded lifestyle community in Granby, Colorado. As of March 31, 2006, the Company has contributed $20.0 million. The loan requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The term of the loan is 36 months and may be extended by the borrower up to 12 months. The loan may not be prepaid during the first year. The loan is collateralized by a first mortgage on a portion of the Granby property. The loan is personally guaranteed by the principals of Shorefox Development, LLC until $10.0 million in infrastructure is completed. Loan origination fees of $400,000 were paid to the Company in connection with making this loan. This amount was recorded as a reduction in the value of the note receivable on the accompanying condensed consolidated balance sheet and will be amortized into interest income over the initial term of the loan.

The Company records acquisition fees incurred in connection with making the loans as part of the note receivable balance and amortizes the amounts as a reduction of interest income over the term of the notes.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER ENDED MARCH 31, 2006

(UNAUDITED)

7.	Line of Credit:

On March 24, 2006, the Company entered into an agreement for a $20.0 million revolving line of credit with Colonial Bank, N.A. The line replaced a previously existing $5.0 million line of credit with Branch Banking & Trust Company and will primarily be used for working capital needs, to temporarily fund distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR (approximately 4.83% on March 31, 2006) plus 2.25% and has a term of two years with monthly payments of interest only and principal due at maturity (March 24, 2008). As of March 31, 2006, borrowings outstanding under the line of credit were approximately $6.1 million. The balance outstanding on our previous line of credit at December 31, 2005 was approximately $4.5 million. The terms of the line of credit agreement require the Company to meet certain customary financial covenants and ratios including (a) a total permanent debt to total assets ratio of no more than 65%, (b) a tangible net worth of no less than $200.0 million and (c) a ratio of distributions to funds from operations of no more than 110%. The Company was in compliance with these covenants at March 31, 2006. Additionally, the Company is required to maintain a zero balance on the line of credit for a 30-day period during the first quarter of each year beginning in 2007.

8.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with CNL Income Corp., a stockholder and the advisor (the “Advisor”) of the Company, and with the managing dealer of the Company’s public offering, CNL Securities Corp. The Company’s chairman of the board indirectly owns a controlling interest in the parent company of the Advisor. These affiliates receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management and sale of the Company’s assets. In connection with the 1st Offering, CNL Securities Corp., the managing dealer of the Company’s public offerings, received selling commissions of up to 6.5% of gross offering proceeds on all shares sold, a marketing support fee of up to 2.5% of gross offering proceeds, and reimbursement of actual expenses incurred up to 0.10% of proceeds in connection with due diligence of the offerings. A substantial portion of the selling commissions and marketing support fees are reallowed to third-party participating broker dealers. During the quarters ended March 31, 2006 and 2005, the Company incurred the following fees:

	Quarter Ended March 31,
	2006	2005
Selling commissions	$9,064,290	$2,789,162
Marketing support fee & due diligence expense reimbursements	3,487,247	1,072,755

Total	$12,551,537	$3,861,917

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER ENDED MARCH 31, 2006

(UNAUDITED)

9.	Related Party Arrangements (Continued):

During the quarters ended March 31, 2006 and 2005, the Advisor and its affiliates earned fees and incurred reimbursable expenses as follows:

	Quarter Ended March 31,
	2006	2005
Acquisition fees (1):
Acquisition fees from offering proceeds	$4,255,028	$1,314,491
Acquisition fees from debt proceeds	1,323,000	3,413,159

Total	5,578,028	4,727,650

Asset management fees (2):	1,005,300	313,973

Reimbursable expenses (3):
Offering costs	$1,594,126	$2,234,198
Acquisition costs	85,319	299,334
Operating expenses	315,073	592,419

Total	1,994,518	3,125,951

Total fees earned and reimbursable expenses	$8,577,846	$8,167,574

FOOTNOTES:

(1)	Acquisition fees for services in the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt. The debt acquisition fees for the quarter ended March 31, 2006 were incurred in connection with a loan obtained by the Wolf Partnership.
(2)	Asset management fees of 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus dated April 18, 2005 and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended March 31, 2006, operating expenses did not exceed the Expense Cap.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER ENDED MARCH 31, 2006

(UNAUDITED)

9.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows:

	March 31, 2006	December 31, 2005
Due to the Advisor and its affiliates:
Offering expenses	$9,380,914	$3,136,789
Asset management fees	354,435	300,489
Operating expenses (reimbursements)	92,893	734,970
Acquisition fees and expenses	1,353,569	1,318,983

Total	$11,181,811	$5,491,231

Due to CNL Securities Corp:
Selling commissions	$1,155,818	$1,131,002
Marketing support fees and due diligence expense reimbursements	444,546	435,000

Total	$1,600,364	$1,566,002

Total due to affiliates	$12,782,175	$7,057,233

10.	Redemption of Shares:

During the quarter ended March 31, 2006, the Company redeemed 26,471 shares for an average price of approximately $9.46 per share totaling $250,330. As of March 31, 2006, the Company has redeemed a total of 50,664 shares for an average price of approximately $9.48 per share totaling $480,164.

11.	Distributions:

The Company declared and paid distributions of approximately $5.8 million ($0.1374 per share) for the quarter ended March 31, 2006.

For the quarter ended March 31, 2006, approximately 93.29% of the distributions paid to the stockholders were considered ordinary income and approximately 6.71% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization of distributions declared for the quarter and three months ended March 31, 2006 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2006.

12.	Commitments & Contingencies:

On October 12, 2005, the Company, through the DMC Partnership with DMC entered, into a memorandum of understanding and a development agreement to develop an approximately 500,000 square foot lighting center expansion (160,000 leasable square feet) at the Dallas Trade Mart (the “Trade Mart Expansion”) at the DMC Property. The total estimated construction costs are expected to be approximately $21.3 million. The Company’s total contribution to the DMC Partnership for the Trade Mart Expansion is estimated to be approximately $17.0 million and will be made in accordance with the current partnership structure. As of March 31, 2006, the Company had contributed approximately $9.3 million and its partner had contributed approximately $2.3 million. The remaining costs will be funded over the remainder of the development period. The Trade Mart Expansion is expected to be completed in early 2007 and will be leased to an affiliate of DMC.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER ENDED MARCH 31, 2006

(UNAUDITED)

12.	Commitments & Contingencies (Continued):

On December 22, 2005, the Company entered into an agreement with a subsidiary of Boyne USA, Inc. (“Boyne”) to acquire the Cypress Mountain ski area located approximately 20 minutes north of Vancouver, British Columbia for approximately $27.5 million. It is anticipated that the Cypress Mountain ski area will be leased to a subsidiary of Boyne on a long-term, triple-net basis. On December 31, 2005, the Company made a $1.0 million deposit in connection with this acquisition. The Company expects that the acquisition of the Cypress Mountain ski area will be completed during the second quarter of 2006. The pending Cypress Mountain acquisition is subject to the fulfillment of certain conditions which include settlement and execution of definitive documents, completion of customary closing conditions and certain special conditions including Provincial approval of the transfer of the underlying land permit to the Company. There can be no assurance that any or all of these conditions will be satisfied or, if satisfied, that the property will ultimately be acquired.

In connection with the purchase of the resort village property located at Copper Mountain, Colorado, the Intrawest Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event will exceed $3.75 million. The Company has guaranteed the payment of the contingent purchase price to Intrawest on behalf of the Intrawest Partnership.

In connection with the purchase of the Wolf Dells Property and the Wolf Sandusky Property, Great Wolf may receive an additional contingent purchase price of up to $3.0 million per waterpark resort if those properties achieve certain financial performance goals during 2007 and 2008. The amount of contingent purchase price will be determined during those years, and in no event will exceed a total of $6.0 million for both properties.

13.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0458 per share to stockholders of record at the close of business on April 1, 2006 and May 1, 2006 to be paid by June 30, 2006.

As of March 31, 2006, the Company determined that it would redeem an additional 30,440 shares at $9.50 per share totaling $289,180 during the second quarter of 2006.

On April 27, 2006, the Company acquired Palmetto Hall Club in Hilton Head, South Carolina consisting of two 18-hole full-length championship golf courses designed by Arthur Hills and Robert Cupp, for $7.6 million excluding closing costs. The club also includes a full-service clubhouse, a pro shop, a golf maintenance center, two tennis courts and an in-ground pool. The Company also entered into a long-term, triple net lease with Heritage Golf Group, a nationwide owner/operator of golf properties, which will operate the club. The club is located 20 miles from Interstate 95 and less than an hour drive from the international airport in Savannah, Georgia.

On April 27, 2006, the Company acquired the Route 66 Harley Davidson dealership in Tulsa, Oklahoma for a purchase price of $6.5 million excluding acquisition and closing costs. The facility includes a “5 & Diner” restaurant, a full service department, a Harley Davidson Café as well as conference/event facilities. On April 27, 2006, the Company also entered into twenty year triple-net lease with four five-year renewal options with Route 66 Real Estate, LLC.

On April 27, 2006, the Company committed to acquire the Bretton Woods Mountain Resort in northern New Hampshire, for approximately $46.5 million (excluding acquisition and closing costs) of which $8.0 million will be paid at the fourth anniversary of the closing. The Company anticipates that it will commit to investing an additional $21 million for improvements on the property during the first 5 years. The resort will include the historical Mount Washington Hotel, the Bretton Arms Country Inn, the Lodge at Bretton Woods, the Bretton Woods Ski Area, the Bretton Woods Ski Lodge, tennis facilities and a free-standing restaurant. The Company has also anticipated that it will enter into a long-term, triple-net lease with an affiliate of Celebration Associates and Crosland, Inc., which will engage National Resort Management to market and operate the property. The resort is located 2.0 hours from Portland, Maine and 2.5 hours from Boston, Massachusetts. The transaction is expected to close in the second quarter of 2006 following the satisfactory completion of due diligence. There can be no assurance that due diligence will be successfully completed, that the final terms of the acquisition will be satisfactory to our board of directors or that such closing will occur.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER ENDED MARCH 31, 2006

(UNAUDITED)

13.	Subsequent Events (Continued):

On April 21, 2006, the Company entered into an agreement with Horizon Family Holdings, LLC (“HFE Horizon, LP”) and acquired and leased back two Hawaiian Falls waterparks, the Garland Waterpark located in Garland, Texas and the Colony Waterpark in Colony, Texas, collectively the “Waterparks” for a purchase price of approximately $12.1 million excluding closing costs. The Garland Waterpark consists of approximately 10 acres with slides, rivers, children’s attractions and a small wave pool with additional areas for groups and private parties. The Colony waterpark consists of approximately 7.5 acres with slides, rivers, children’s attractions and a small wave attraction. Both waterparks are on long-term municipal ground leases from their respective municipalities. HFE Horizon, LP leased the waterparks under a triple-net lease basis for a term of 27 years with no renewal option.

In anticipation of the end of the Company’s initial stock offering, on September 29, 2005, the Company filed a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “2nd Offering”). On March 31, 2006, the 1st Offering was terminated and on April 4, 2006, the registration statement for the 2nd Offering was declared effective and the Company began selling shares of common stock under this new offering. A total of $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) including up to $47.5 million in shares of common stock (5 million shares of common stock at $9.50 per share available for sale under the terms of the Company’s distribution reinvestment plan) are available for sale under the 2nd Offering. In connection with the 2nd Offering, CNL Securities Corp., the managing dealer of the Company’s public offerings, will receive selling commissions of up to 7.0% of gross offering proceeds on all shares sold, a marketing support fee of up to 3.0% of gross proceeds, and reimbursement of actual expenses incurred up to 0.10% of proceeds in connection with due diligence of the offerings. A substantial portion of the selling commissions and marketing support fees are reallocated to third-party participating broker dealers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the quarters ended March 31, 2006 and 2005. Amounts as of December 31, 2005 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: conditions affecting the CNL brand name, increased direct competition, changes in general economic conditions, changes in government regulations, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, our ability to obtain additional lines of credit or permanent financing on satisfactory terms, availability of proceeds from our offering of shares changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for mortgage loans, and the ability of such tenants and borrowers to make payments under their respective leases or mortgage loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

GENERAL

CNL Income Properties, Inc. was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire directly and indirectly properties in the United States that will be leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators who are significant industry leaders. We may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments related to interests in real estate and may purchase equity and other interests in financings. We currently operate and have elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2004. We have retained CNL Income Corp. (the “Advisor”) as our advisor to provide management, acquisition, advisory and administrative services.

Beginning on April 16, 2004, we offered for sale up to $2.0 billion in shares of common stock (200 million shares of common stock at $10 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “1st Offering”). We commenced active operations on June 23, 2004, when the minimum required offering proceeds were received and funds were released to us from escrow. The activities from August 11, 2003 (our inception) through June 23, 2004 were devoted to the organization of the company. As of March 31, 2006, we had received aggregate offering proceeds of approximately $520.7 million (52,108,344 shares) from 17,596 investors in connection with the 1st Offering, including approximately $8.2 million (861,879 shares) purchased through our distribution reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the 1st Offering or the $1.2 million (117,708 restricted common shares) issued in December 2004 to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly-owned indirectly by our chairman of the board and his wife. As of March 31, 2006, we had also redeemed 50,664 shares at approximately $9.48 per share for a total of $480,164. We have and will continue to use proceeds from the Offering to invest in properties, loans and other permitted investments.

On September 29, 2005, in anticipation of the end of our 1st Offering, we filed a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “2nd Offering”). On March 31, 2006, we stopped selling shares of our common stock under the 1st Offering in preparation for 2nd Offering of $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) including up to $47.5 million in shares of common stock (5 million shares of common stock at $9.50) available for sale under the terms of our distribution reinvestment plan. On April 4, 2006, registration statement for the 2nd Offering was declared effective and we began selling shares of common stock under this new offering.

We have and will continue to focus our investment activities on and use the proceeds of our offerings primarily for the acquisition, development and ownership of lifestyle properties that we believe:

•	Are part of an asset class wherein the supply of developed, specific-use real estate is greater than the demand for the intended use of such real estate;

•	Where a change in operational control is anticipated to improve value;

•	Are part of an industry that is experiencing constraints on the availability of new capital, which we believe typically has the effect of lowering the purchase price of such properties; and/or

•	Have the potential for long-term revenue generation based upon certain demographic data including an aging baby boomer population and associated concentrations of wealth.

We have invested in or intend to invest in properties in the following asset classes (in no order of priority):

•	Dealership properties including, for example, automobile, motorcycle, recreational vehicle and boat dealerships;

•	Campgrounds, recreational vehicle (“RV”) parks that rent lots and offer other services;

•	Health clubs, athletic training facilities, wellness centers and spa facilities;

•	Parking lots with monthly and daily parking space rentals in urban areas;

•	Merchandise marts with showrooms and host tradeshows for merchandise manufacturers and wholesalers in major metropolitan areas;

•	Destination retail and entertainment centers, that develop and lease properties featuring entertainment-oriented stores, restaurants and/or attractions;

•	Marinas that offer recreational boat slip rentals and other services;

•	Ski resorts, including real estate in and around ski resorts such as ski-in/ski-out alpine villages, townhouses, lodging and other related properties;

•	Golf courses and golf resorts, including real estate in and around golf courses and golf resorts, such as retail villages, townhouses, lodges and other related properties;

•	Amusement parks, waterparks and family entertainment centers, which may include lodging facilities;

•	Real estate in and around lifestyle communities;

•	Vacation ownership interests, which entitle a purchaser of the interests to exclusive use of resort accommodations at a resort property or properties for a particular period of time each year; and

•	Other attractions, such as sports-related venues and cultural facilities such as visual and performing arts centers, zoological parks or aquariums.

Although these are the asset classes in which we have invested or intend to invest in, we may acquire or invest in other types of properties which are not listed above that we believe have the potential for long-term revenue generation based upon underwriting criteria and models that we have developed and/or certain demographic criteria as described above.

We have elected to be taxed as a REIT for federal income tax purposes. As a REIT we generally will not be subject to federal income tax on income that we distribute annually to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our net income, cash flows and our ability to make distributions to stockholders. However, we believe that we are organized and have operated in a manner to qualify for treatment as a REIT beginning with the year ended December 31, 2004. In addition, we intend to continue to be organized and to operate so as to remain qualified as a REIT for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for property acquisitions, loans and other permitted investments and the payment of operating expenses and distributions to stockholders. Generally, our cash needs for items other than property acquisitions will be generated from operations, our investments or advances from affiliates, although our affiliates are not obligated to advance such funds. We have also entered into a revolving line of credit with a capacity of $20.0 million, which we use to bridge short-term liquidity needs that arise due to timing of cash receipts and payments.

We intend to continue to acquire properties, make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments with proceeds from our public offerings and permanent debt financing to be obtained. If sufficient capital is not raised, it would limit our ability to acquire additional properties, make or acquire loans or permitted investments. This could impact our ability to pay distributions or raise the distribution rate due to our limited income from operations, unless we choose to borrow to do so. Our ability to acquire properties is in part dependent upon our ability to locate and contract with suitable third-party tenants. The inability to locate suitable tenants may delay our ability to acquire certain properties. Not only are we experiencing increased competition in our targeted asset classes, we are also challenged due to the complex and expensive structures we must use to acquire properties due to the tax and legal requirements of being a REIT. Delays in acquiring properties or making or acquiring loans with the capital raised from our common stock offering dilute our ability to pay distributions to our existing stockholders.

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

Common Stock Offering

As of March 31, 2006, we had received subscription proceeds in connection with the 1st Offering of approximately $520.7 million (52,108,344 shares) from 17,596 investors, excluding the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the 1st Offering, the $1.2 million (117,708 restricted common shares) issued in December 2004 to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly owned indirectly by our chairman of the board and his wife. As of March 31, 2006, we had also redeemed 50,664 shares at approximately $9.48 per share for a total of approximately $480,164. For the quarter ended March 31, 2006, we received subscription proceeds of approximately $142.9 million (14,243,502 shares) and raised an average of approximately $47.6 million per month during the quarter ended March 31, 2006. During the period April 1, 2006 through May 4, 2006, we received additional subscription proceeds of approximately $1.6 million (161,036 shares) under our 2nd Offering. We primarily use the capital we raise to acquire properties, make or acquire loans and make other permitted investments and to pay fees and expenses in connection with our stock offerings and acquisitions.

Investments in and Distributions from Unconsolidated Entities

As of March 31, 2006, we had invested in properties at ten locations through our unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities. During the quarters ended March 31, 2006 and 2005, we received operating distributions of approximately $4.3 million and $0, respectively, from the operation of these entities. These distributions are generally received within 45 days after each quarter end. Distributions receivable from our unconsolidated entities as of March 31, 2006 and December 31, 2005 were approximately $5.4 million and $4.9 million, respectively.

Additionally, on March 1, 2006, the Wolf Partnership closed on a previously announced $63.0 million mortgage financing on two properties owned in a joint venture with Great Wolf Resorts, Inc. Pursuant to the Wolf Partnership agreement, we received approximately 70.0% of the net loan proceeds from the financing or approximately $43.5 million.

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

We plan to obtain lines of credit, in an amount up to $100 million. The lines of credit may be increased at the discretion of our board of directors and may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing. On March 24, 2006, we entered into an agreement for a $20.0 million revolving line of credit with Colonial Bank, N.A. The line replaced a previously existing $5.0 million line of credit with Branch Banking & Trust Company and will primarily be used for working capital needs, to temporarily fund distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR (approximately 4.83% on March 31, 2006) plus 2.25% and has a term of two years with monthly payments of interest only and principal due at maturity (March 24, 2008). As of March 31, 2006, borrowings outstanding under the line of credit were approximately $6.1 million. The balance outstanding on our previous line of credit at December 31, 2005 was approximately $4.5 million. The terms of the line of credit agreement require us to meet certain customary financial covenants and ratios including (a) a total permanent debt to total assets ratio of no more than 65%, (b) a tangible net worth of no less than $200.0 million and (c) a ratio of distributions to funds from operations of no more than 110%. We were in compliance with these covenants at March 31, 2006. Additionally, we are required to maintain a zero balance on the line of credit for a 30-day period during the first quarter of each year beginning in 2007.

See the section below titled “Off Balance Sheet and Other Arrangements – Borrowings of Our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

Mortgages and Other Notes Receivable

The following is a summary of the four loans that we have made as of March 31, 2006:

Description	Date of Loan Agreement	Maturity date	Interest Rate	Loan Amount
Consolidated Conversion, LLC (hotel conversion)	9/29/2005	4/30/2007	15.0%(1)	$3,000,000
Plaza Partners, LLC (hotel conversion)	2/28/2006	2/28/2007	15.0%(2)	$16,800,000
Mizner Court Holdings, LP (condominium conversion)	3/10/2006	11/9/2007	LIBOR + 7.0%(3)	$15,000,000
Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009	13.5%(4)	$20,000,000

FOOTNOTES:

(1)	Pursuant to the loan agreement, the loan earns interest at a rate of 15.0% per year and requires monthly and interest payment based on an annual percentage rate of 8.5% with the remaining 6.5% becoming due and payable upon the loan’s maturity. The term of the loan is 18 months and may be extended by the borrower for up to three additional six-month periods. The loan is collateralized by a first mortgage on ten vacant acres of land adjacent to the hotel and a second priority mortgage on the remainder of the property which includes the hotel. Completion of the condominium conversion and related improvements is guaranteed by the principals of Consolidated Conversions, LLC. The loan may be prepaid at anytime, but in no event we will receive less than a 15% return for at least one year.

(2)	Pursuant to the loan agreement, the loan earns interest at a rate of 15.0% per year and requires monthly and interest payment based on an annual percentage rate of 8.75% with remaining 6.25% becoming due and payable upon the loan’s maturity. The term of the loan is 12 months and may be extended by the borrower for up to two additional six-month periods. The loan is collateralized by a first mortgage on the property.

(3)	The loan was purchased from Column Financial, Inc., as former lender, to Mizner Court Holdings, LP. Mizner Court Holdings, LP is a partnership owned by a subsidiary of GE Capital called GEBAM, Inc. and by Stoltz Mizner Court, LP. The initial term of the loan is 24 months and has 20 months remaining with a one year extension option. The interest rate is at one month LIBOR (approximately 4.83% on March 31, 2006) plus 7.0%. The mezzanine loan is collateralized by a pledge of all the partnership interests in Mizner Court, LP and is guaranteed as to interest payments and as to completion by Morris L. Stoltz II. The loan may not be prepaid before May 9, 2006.

(4)	Pursuant to the loan agreement, we agreed to provide financing up to $40.0 million in connection to the development of the infrastructure of an Orvis branded lifestyle community in Granby, Colorado. As of March 31, 2006, we have contributed $20.0 million. The loan requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The term of the loan is 36 months and may be extended by the borrower up to 12 months. The loan may not be prepaid during the first year. The loan is collateralized by a first mortgage on a portion of the Granby property. The loan is personally guaranteed by the principals of Shorefox Development, LLC until $10.0 million in infrastructure is completed. Loan origination fees of $400,000 were paid to us in connection with making this loan. This amount was recorded as a reduction in the value of the note receivable on the accompanying condensed consolidated balance sheet and will be amortized into interest income over the initial term of the loan.

We record acquisition fees incurred in connection with making the loans as part of the note receivable balance and amortize the amounts as a reduction of interest income over the term of the notes.

Related Party Arrangements

In accordance with the advisory agreement, the Advisor and affiliates are entitled to receive certain fees and reimbursable expenses in connection with our offering. For the 1st Offering these fees and reimbursable expenses include: marketing and supporting fee of up to 2.5% and selling commission of 6.5% of gross offering proceeds, acquisition fees of 3.0% for services in the selection, purchase, development or construction of real property, debt acquisition fees of 3.0% for services in connection with the incurrence of debt, asset management fees of 0.08334% per month on our real estate asset value, and certain expense incurred on behalf of us in connection with the company’s organization, offering, acquisitions, and operating activities. For the quarters ended March 31, 2006 and 2005, we have incurred approximately $21.1 million and $12.0 million, respectively, in certain fees and reimbursable expenses to our Advisor and its affiliates.

In connection with the 2nd Offering, CNL Securities Corp., the managing dealer of our public offerings, will receive selling commissions of up to 7.0% of gross offering proceeds on all shares sold, a marketing support fee of up to 3.0% of gross proceeds, and reimbursement of actual expenses incurred up to 0.10% of proceeds in connection with due diligence of the offerings. A substantial portion of the selling commissions and marketing support fees are reallocated to third-party participating broker dealers.

As of March 31, 2006 and December 31, 2005, we owed our Advisor and certain of its affiliates approximately $12.8 million and $7.1 million, respectively, for certain organizational and offering expenses, acquisition fees, asset management fees, selling commissions, marketing support fees, due diligence expense reimbursements and operating expenses incurred on our behalf. In accordance with our amended and restated articles of incorporation, the total amount of certain offering, organizational and stock issuance costs we pay may not exceed 13% of the aggregate offering proceeds. Accordingly, approximately $1.1 million of these costs relating to the 2nd Offering our common stock have been capitalized and deferred as of March 31, 2006, with a corresponding amount due to our Advisor and certain of its affiliates. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent the costs are within the 13% limitation. We are not obligated to pay our Advisor or certain of its affiliates costs that exceed the 13% limitation at the end of each offering.

In addition, to the extent that operating expenses, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold (the “Expense Cap”). For the Expense Year ended March 31, 2006, operating expenses did not exceed the Expense Cap.

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

Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us. We declared and paid distributions of approximately $5.8 million ($0.1374 per share) and $1.3 million ($0.1272 per share) for the quarters ended March 31, 2006 and 2005, respectively. We temporarily funded the distribution payment of approximately $5.8 million for the quarter ended March 31, 2006 with proceeds from our line of credit in order to bridge the time from when we pay distributions to our shareholders until we receive cash distributions from our unconsolidated entities, which usually occurs within 45 days of the end of each quarter. Distributions paid in the first quarter of 2005 were primarily funded with a temporary advance of approximately $1.3 million from an affiliate of the Advisor. The advance was repaid in the second quarter of 2005 upon receipt of our first quarter earnings from our unconsolidated entities.

The distributions declared and paid during the quarter ended March 31, 2006 exceeded net income for the quarter ended March 31, 2006 by approximately $1.5 million. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the quarter ended March 31, 2006, approximately 26.4% of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 6.71% of the distributions for the three months ended March 31, 2006 constitutes a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization of distributions declared for the quarter ended March 31, 2006 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2006.

Cash Flow Analysis

Our net cash flows provided by operating activities were approximately $4.2 million for the quarter ended March 31, 2006 and were comprised primarily of interest earned on uninvested offering proceeds, rental revenues, interest income on mortgages and other notes receivable and the receipt of distributions from our unconsolidated entities offset by payments made for operating expenses (including asset management fees to our Advisor), as compared to the net cash flow from operating activities of $140,519 for the quarter ended March 31, 2005, which was primarily attributable to interest earned on invested cash and payments made for operating expenses.

Cash flows used in investing activities were approximately $21.7 million for the quarter ended March 31, 2006 and consisted primarily of investments in mortgage loans of approximately $51.8 million offset by approximately $43.5 million in distributions from unconsolidated entities representing proceeds from debt financing through our partnership with Great Wolf Resorts. We also invested an additional $6.7 million in unconsolidated entities (primarily to expand the Dallas Market Center property), made deposits of $1.1 million on properties and paid $5.6 million in acquisition costs and fees. During the quarter ended March 31, 2005, we made contributions to acquire our interests in DMC Partnership of approximately $61.9 million and paid of acquisition fees and costs of approximately $2.1 million.

For the quarter ended March 31, 2006, the net cash flows provided by financing activities were approximately $125.0 million and were primarily attributable to the receipt of approximately $142.9 million of subscription proceeds, the payment of approximately $13.3 million in stock issuance costs in connection with the offering, distributions paid to stockholders of approximately $5.8 million, and net borrowings under our line of credit of approximately $1.6 million. The net cash flows provided by financing activities for the quarter ended March 31, 2005 were approximately $40.9 million and consisted primarily of subscriptions proceeds received of approximately $43.8 million, an advance from an affiliate of approximately $1.3 million, the payment of approximately $2.8 million in stock issuance costs and distributions paid to stockholders of approximately $1.3 million.

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

Mortgages and other notes receivable.  Mortgage loans receivable are recorded at the lower of cost or market. Whenever future collection of a specific note appears doubtful, a valuation allowance will be established. The allowance represents the difference between the carrying value and the amount expected to be received. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in impairments and provisions on assets. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan, including an impaired loan, is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that a borrower’s financial condition is such that collection of interest is doubtful. Subsequent interest is recorded as income when collected. At this time we have not established a valuation allowance on our loans as collection is expected to occur.

RESULTS OF OPERATIONS

The following table summarized our operations for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.

	Quarters Ended
	March 31, 2006	March 31, 2005	$ Change	% Change
Revenue:
Rental income and FF&E reserve income	$764,109	$—	$764,109	n/a %
Interest income on mortgages and other notes receivable	502,358	—	502,358	n/a %

Total revenue	1,266,467	—	1,266,467	—

Expenses:
Asset management fees to advisor	1,005,300	313,973	691,327	220.2%
General and administrative	1,098,554	533,773	564,781	105.8%
Depreciation and amortization	169,654	—	169,654	n/a %

Total expenses	2,273,508	847,746	1,425,762	168.2%

Operating loss	(1,007,041)	(847,746)	(159,295)	18.8%

Other income (expense):
Interest and other income	1,402,001	186,917	1,215,084	650.1%
Interest expense and loan cost amortization	(80,265)	—	(80,265)	n/a %
Equity in earnings of unconsolidated entities	3,963,868	1,652,997	2,310,871	139.8%

Total other income	5,285,604	1,839,914	3,445,690	187.3%

Net income	$4,278,563	$992,168	$3,286,395	331.2%

Rental income and FF&E reserve income.  The increase in rental income and FF&E reserve income for the quarter ended March 31, 2006 as compared to quarter ended March 31, 2005 was due to the acquisition of Gatlinburg Sky Lift in December 2005. The Gatlinburg Sky Lift is leased on a long-term triple-net basis to a third-party tenant. Prior to December 2005, we did not have any properties that we consolidated in our financial statements and all of our investments were owned through our unconsolidated entities where our primary source of income was generated from equity in earnings.

Interest income on mortgages and other notes receivable.  During September 2005 through March 31, 2006, we made four loans to third-party borrowers, which resulted in interest income of approximately $0.5 million for the quarter ended March 31, 2006. We had not made any loans prior to September 2005.

Asset management fees to Advisor.  Asset management fees of 0.08334% of invested assets are paid to the Advisor for acquisition of real estate asset and mortgage and other loans. For the quarters ended March 31, 2006 and 2005 asset management fees to our Advisor was approximately $1.0 million and $313,973, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans made subsequent to the first quarter 2005 through 2006.

General and administrative.  For the quarters ended March 31, 2006 and 2005, general and administrative expenses were approximately $1.1 million and $533,773, respectively. The increase is primarily due to the overall increase in our operating activities.

Interest and other income.  The increase in interest income is a result of greater average cash on hand from uninvested offering proceeds during the first quarter of 2006 as compared to 2005.

Equity in earnings.  The overall increase of approximately $2.3 million from March 31, 2006 in comparison to the same period in 2005 is primarily due to the increase in the amount and number of our investments in our unconsolidated entities. For the quarter ended March 31, 2005, our equity in earnings reflects our investments in the retail and commercial properties at seven resort villages and activities on the acquisition of the World Trade Center at the Dallas Market Center from February 14, 2005 (acquisition date) through March 31, 2005. The quarter ended March 31, 2006, reflects equity in earnings from our interests in the retail and commercial properties at seven resort villages, the World Trade Center and two waterpark resorts, which were all owned during the entire quarter.

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

Our results of operations for the quarter ended March 31, 2006 are not necessarily indicative of what the results of operations will be for the year ending December 31, 2006 and in the future. The investments that we have acquired or will be acquiring have significant impact in our results of operation and our actual results could differ materially.

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

Reconciliation of net income to FFO for the quarter ended March 31, 2006 and 2005:

	Quarter Ended March 31,
	2006	2005
Net income	$4,278,563	$992,168

Adjustments:
Depreciation and amortization	169,655	—
Equity in earnings of unconsolidated entities	(3,963,868)	(1,652,997)
Pro-rata share of FFO from unconsolidated entities	6,286,642	2,404,758

Total funds from operations	$6,770,992	$1,743,929

Weighted average number of shares of common stock outstanding (basic and diluted)	44,318,153	10,775,650

FFO per share (basic and diluted)	$0.15	$0.16

Borrowings of Our Unconsolidated Entities

Our unconsolidated entities are subject to the following fixed rate debt:

Unconsolidated entity	Type of loan	Interest rate	Payment	Maturity date	Principal balance at March 31, 2006
Intrawest U.S. Venture	Mortgage loan	5.75%	Monthly principal and interest payment of $289,389	5/20/2015	$45,367,218
Intrawest Canadian Venture	Mortgage loan	5.83%	Monthly interest only of $110,880 (1)	12/11/2014	22,790,880	(1)
DMC Partnership	Mortgage loan	6.04%	Monthly principal and interest payment of $889,145	9/1/2014	139,798,877
DMC Partnership	Mortgage loan	5.45%	Monthly principal and interest payment of $110,663	9/1/2012	15,924,031
Wolf Partnership	Mortgage loan	6.08%	Monthly interest only of $319,200 (2)	3/1/2013	63,000,000	(2)

Total					$286,881,006

FOOTNOTES:

(1)	Amount was converted from Canadian dollars to U.S. dollars at an exchange rate of 0.856 Canadian dollars for $1.00 U.S. dollar as of March 31, 2006 and 0.858 Canadian dollars for $1.00 U.S. dollar as of December 31, 2005. Effective December 2006, monthly principal and interest payment of $134,350 are due until maturity.
(2)	Effective April 1, 2009, monthly principal and interest payment shall be payable on the loan based on a 30-year amortization schedule.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following table presents our contingent commitments and contractual obligations and the related payment periods as of March 31, 2006:

	Payments due in
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Line of credit - principal	$—	$6,137,669	$—	$—	$6,137,669
Line of credit - interest	434,547	533,362	—	—	967,909
Contingent purchase consideration (1)	—	9,750,000	—	—	9,750,000
Loan funding commitments	—	20,000,000	—	—	20,000,000
DMC capital commitments (2)	7,721,959	—	—	—	7,721,959

Total contractual obligations	$8,156,506	$36,421,031	$—	$—	$44,577,537

FOOTNOTES:

(1)	In connection with the purchase of the resort village property located at Copper Mountain, Colorado, the Intrawest Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million. We have guaranteed the payment of the contingent purchase price to Intrawest on behalf of the Intrawest Partnership.

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
(2)	We have committed to fund our share of costs for development of the Trade Mart Expansion at the Dallas Market Center. This amount represents our remaining share of the approximately $17.0 million in total expected development costs. As of March 31, 2006, we had contributed approximately $9.3 million.

We have also committed to acquire the Cypress Mountain ski area for approximately $27.5 million and Bretton Woods Mountain Resort for approximately $46.5 million.

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

As of March 31, 2006, we did not have any direct borrowings under long-term debt. However, on March 24, 2006, we closed on a $20.0 million revolving line of credit with Colonial Bank, N.A. The line replaced a previously existing $5.0 million line of credit with Branch Banking & Trust Company and will primarily be used for working capital needs, to temporarily fund distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR (approximately 4.83% on March 31, 2006) plus 2.25% and has a term of two years with monthly payments of interest only and principal due at maturity (March 24, 2008). As of March 31, 2006, borrowings outstanding under the line of credit were approximately $6.1 million. The balance outstanding on our previous line of credit at December 31, 2005 was approximately $4.5 million.

As of March 31, 2006, we have made four loans in the aggregate amount of approximately $54.8 million. See description above under Item 2. “Mortgages and Other Notes Receivable”. On one such loan we are entitled to receive interest based on one-month LIBOR. LIBOR on March 31, 2006 was approximately 4.83% in comparison to 4.74% on March 10, 2006 date we acquired the loan. We estimate that a decrease in LIBOR of one percent would have resulted in a decrease in interest income of $8,630 for the quarter ended March 31, 2006. This information is provided to indicate our exposure to interest rate change and it is not intended to predict future results and our actual results will likely to vary.

We are indirectly exposed to foreign currency risk related to our investment in unconsolidated Canadian entities. We are also indirectly exposed to credit risk and interest rate risk due to the properties, mortgages and leasing activities in our unconsolidated entities. However, we believe our risk of foreign exchange loss and exposure to credit and interest rate risks are adequately mitigated as a result of our right to receive a preferred return on our investment from our investments in our unconsolidated entities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no change in our internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings – None

Item 1A.  Risk Factors – No material changes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

As of March 31, 2006, we sold approximately $520.7 million (52,108,344 shares), in connection with our 1st Offering, including approximately $8.2 million (861,879 shares) purchased through our distribution reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the Advisor for $200,000 preceding the commencement of the 1st Offering or the $1.2 million (117,708 restricted common shares) issued in December 2004 to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly owned indirectly by our chairman of the board and his wife. As of March 31, 2006 we incurred the following expenses in connection with the issuance of our registered securities:

Selling commissions	$32,952,598
Marketing support fee and due diligence expenses	12,687,194
Offering costs and expenses	21,190,408

Offering and stock issuance costs (1)	$66,830,200

FOOTNOTES:

(1)	The total amount of selling commissions, marketing support fees, due diligence expense reimbursements and other organizational and offering expenses are subject to an expense cap and may not exceed 13% of the gross offering proceeds. An additional $1.1 million of costs incurred in connection with the 2nd Offering (exceeding the 13% expense cap) have been deferred as of March 31, 2006. The deferred offering costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 13% limitation.

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

Our net offering proceeds, after deducting the total expenses described above, were approximately $453.9 million at March 31, 2006. As of March 31, 2006, we invested approximately $245.9 million in properties, loans and other permitted investments.

Redemption of Shares

Pursuant to the redemption of shares provisions of our prospectus dated April 18, 2005, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of our outstanding common stock at the beginning of such 12-month period. For the quarter and year ended March 31, 2006 and December 31, 2005, we have redeemed the following shares:

Period	Total Number of Shares Redeemed	Average Price Per Share	Amount
January 1– December 31, 2005	24,193	$9.50	$229,834
January 1– March 31, 2006	26,471	$9.46	250,330

Total	50,664	$9.48	$480,164

Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1, 2006 through January 31, 2006	26,471	$9.46	26,471	603,481
February 1, 2006 through February 28, 2006	—	—	—	603,481
March 1, 2006 through March 31, 2006	—	—	—	603,481

Total	26,471		26,471

As of March 31, 2006, we have determined to redeem an additional 30,440 shares at $9.50 per share totaling $289,180 during the second quarter of 2006.

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits

The following documents are filed as part of this report.

2.1	Purchase and Sale Agreement between Whistler Mountain Resort Limited Partnership and Intrawest Corporation as Sellers and US Canadian Trust Alpha as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.1 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.2	Purchase and Sale Agreement (Copper Mountain Commercial Properties) between the Sellers and CNL Village Retail Partnership, LP as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.2 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.3	Schedule of Omitted Purchase and Sale Agreements (Previously filed as Exhibit 2.3 to the Report on Form 8-K filed December 17, 2004, and incorporated herein by reference.)

2.4	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

3.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.5	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

4.6	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.7	Form of Redemption Plan (Previously filed as Exhibit 4.6 to the Registration Statement on Form S-11/A (File No. 333-128662) filed on April 4, 2006 and incorporated herein by reference.)

10.1	Form of Escrow Agreement (Previously filed as Exhibit 10.1 to the Registration Statement on Form S-11/A (File No. 333-128662) filed on April 4, 2006 and incorporated herein by reference.)

10.2	Form of Advisory Agreement (Previously filed as Exhibit 10.2 to the Registration Statement on Form S-11/A (Filed No. 333-128662) filed on April 4, 2006 and incorporated herein by reference.)

10.3	Form of Reinvestment Plan (Included in the Prospectus as Appendix A and incorporated herein by reference.)

10.4	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004 and Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004. (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.5	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and CNL Income Partners, LP, Lender (Previously filed as Exhibit 10.5 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.6	Credit Agreement dated December 3, 2004 between R&H US Canadian Property Limited, Borrower and Intrawest Resorts, Inc., Lender (Previously filed as Exhibit 10.6 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.7	Master Lease Agreement dated December 3, 2004 by and between Whistler Mountain Resort Limited Partnership, as Landlord and CNL Income Canada Lessee Corp., as Tenant (Previously filed as Exhibit 10.7 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.8	Schedule of Omitted Lease Agreements (Previously filed as Exhibit 10.8 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.9	Property Management Agreement dated December 3, 2004 between Playground Real Estate Ltd. (Manager) and CNL Income Canada Lessee Corp. (Head Lessee) (Previously filed as Exhibit 10.9 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.10	Property Management Agreement dated as of December 3, 2004 between Intrawest U.S. Commercial Property Management, Inc. (Manager) and CNL Income Mammoth, LP (Owner) (Previously filed as Exhibit 10.10 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.11	Schedule of Omitted Management Agreements (Previously filed as Exhibit 10.11 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.12	Loan Agreement dated December 16, 2004 between CNL Village Retail Partnership, LP, Borrower and Intrawest Resort Finance, Inc., Lender (Previously filed as Exhibit 10.12 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.13	R&H US Canadian Property Limited, US Canadian Property Alpha Blue Mountain Nominee Corp., and US Canadian Property Alpha Whistler Nominee Corp, Borrowers and Congress Financial Corporation (Canada), Lender, Loan Agreement (Previously filed as Exhibit 10.13 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.14	Amended and Restated Limited Partnership Agreement of CNL Village Retail Partnership, LP dated December 3, 2004 (Previously filed as Exhibit 10.5 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

10.15	Master Lease dated as of February 14, 2005 by and between WTC-Trade Mart, L.P., Landlord and Dallas Market Center Operating, L.P., Tenant (Previously filed as Exhibit 10.15 to Post-Effective Amendment No. One to the Registration Statement on Form S-11(File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

10.16	Loan Agreement dated as of August 2, 2004 between WTC-Trade Mart, L.P., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.17	Contribution of Partnership Interests and Membership Interests Agreement dated as of February 14, 2005 by and between Dallas Market Center Company, Ltd. and CNL Dallas Market Center, L.P. (Previously filed as Exhibit 10.17 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.18	Master Lease dated as of May 20, 2005 by and between IFDC Property Company, Ltd., Landlord and IFDC Operating, L.P., Tenant (Previously filed as Exhibit 10.18 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.19	Loan Agreement dated as of August 8, 2003 by and between IFDC Property Company, Ltd., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.20	Contribution of Partnership Interests and Membership Interests Agreement dated as of May 20, 2005 by and between Dallas Market Center Company, Ltd. and CNL Dallas Market Center, L.P. (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.21	Loan Agreement dated as of May 20, 2005 by and between Branch Banking and Trust Company, Lender and CNL Income Properties, Inc., Borrower (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.22	Loan Agreement dated as of May 20, 2005, by and between CNL Income Copper, LP, CNL Income Sandestin, LP, CNL Income Mammoth, LP, CNL Income Snowshoe, LP, and CNL Income Stratton, LP, Borrowers and Sunlife Assurance Company of Canada, Lender (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11(File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.23	Venture Formation and Contribution Agreement by and between CNL Income Partners, LP, Great Bear Lodge of Wisconsin Dells, LLC, Great Bear Lodge of Sandusky, LLC and Great Wolf Resorts, Inc. (Previously filed as Exhibit 10.1 to the Report on Form 8-K filed October 4, 2005 and incorporated herein by reference.)

10.24	Amended and Restated Limited Partnership Agreement of CNL Income GW Partnership, LLLP dated as of October 11, 2005 (Previously filed as Exhibit 10.1 to the Report on Form 8-K filed October 14, 2005 and incorporated herein by reference.)

10.25	Development Agreement for Wisconsin Dells Addition (Previously filed as Exhibit 10.2 to the Report on Form 8-K filed October 14, 2005 and incorporated herein by reference.)

10.26	Development Agreement by and between WTC – Trade Mart L.P. and Dallas Market Center Operating, L.P. (Previously filed as Exhibit 10.3 to the Report on Form 8-K filed October 14, 2005 and incorporated herein by reference.)

10.27	Asset Purchase Agreement between Cypress Bowl Recreations Limited Partnership and Gatlinburg Skylift, LLC as Sellers and CNL Income Partners, LP as Purchaser dated as of December 22, 2005 (Previously filed as Exhibit 10.1 to the Report on 8-K filed December 22, 2005 and incorporated herein by reference.)

10.28	Sublease Agreement dated as of December 22, 2005 by and between CNL Gatlinburg Partnership, LP as Landlord and Gatlinburg Skylift, LLC as Tenant (Previously filed as Exhibit 10.2 to the Report on 8-K filed December 22, 2005 and incorporated herein by reference.)

10.29	Loan Agreement dated February 28, 2006 between Plaza Partners, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 6, 2006 and incorporated herein by reference.)

10.30	Loan Agreement dated March 1, 2006 between GW-Citigroup and CNL Income GW Partnership, LLLP and Subsidiaries (Previously filed as Exhibit 10.2 to the Report on 8-K filed March 6, 2006 and incorporated herein by reference.)

10.31	Purchase and Sale Agreement dated as of March 10, 2006 between Route 66 Real Estate L.L.C. and CNL Income Properties, Inc. (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 16, 2006 and incorporated herein by reference.)

10.32	Mezzanine Loan Agreement dated October 14, 2005 between Mizner Court Holdings, L.P. and Column Financial, Inc. (Previously filed as Exhibit 10.2 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.33	Note Allonge dated March 10, 2006 between Mizner Court Holdings, L.P., Column Financial, Inc. and CNL Income Partners, LP. (Previously filed as Exhibit 10.3 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.34	Loan Agreement dated as of March 13, 2006 between Shorefox Development, LLC and CNL Income Partners, LP. (Previously filed as Exhibit 10.4 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.35	Promissory Note dated March 13, 2006 of Shorefox Development, LLC in favor of CNL Income Partners, LP. (Previously filed as Exhibit 10.5 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.36	Amendment One to the Mezzanine Loan Agreement dated October 14, 2005 between Mizner Court Holdings, L.P. and Column Financial, Inc. (Previously filed as Exhibit 10.6 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.37	Loan Agreement dated March 24, 2006 between Colonial Bank, N.A. and CNL Income Properties, Inc. (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 29, 2006 (File No. 000-51288) and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of May, 2006.

CNL INCOME PROPERTIES, INC.

By:	/s/ R. Byron Carlock, Jr.
R. BYRON CARLOCK, JR.
President and Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammie A. Quinlan
TAMMIE A. QUINLAN
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)