Form 10-Q
period 2006-06-30
CNL INCOME PROPERTIES INC
filed 2006-08-11
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of common stock outstanding as of August 4, 2006 was 60,296,494.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS
Real estate investment properties under operating leases, net	$137,871,424	$20,952,902
Investments in unconsolidated entities	176,467,265	207,150,838
Mortgages and other notes receivable	57,159,212	3,171,083
Cash	131,440,182	93,804,681
Restricted cash	1,046,570	—
Short-term investment	8,000,000	—
Distributions receivable from unconsolidated entities	2,958,219	4,873,746
Deposits on real estate	—	1,000,000
Prepaid expenses and other assets	9,708,307	5,841,857

Total Assets	$524,651,179	$336,795,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to affiliates	$14,447,526	$7,057,233
Line of credit	7,280,859	4,503,563
Note payable	6,500,000	—
Security deposits	2,050,449	—
Accounts payable and accrued expenses	3,541,373	602,481

Total Liabilities	33,820,207	12,163,277

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 57,747,552 and 38,002,550 shares issued and 57,662,552 and 37,978,357 shares outstanding as of June 30, 2006 and December 31, 2005, respectively	576,626	379,784
Capital in excess of par value	500,334,248	329,620,995
Accumulated distributions in excess of net income	(9,607,839)	(5,368,949)
Accumulated other comprehensive loss	(472,063)	—

	490,830,972	324,631,830

Total Liabilities and Stockholders’ Equity	$524,651,179	$336,795,107

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Rental income from operating leases	$2,059,792	$—	$2,823,901	$—
Interest income on mortgages and other notes receivable	1,579,062	—	2,081,420	—

Total revenue	3,638,854	—	4,905,321	—

Expenses:
Asset management fees to advisor	1,213,975	676,979	2,219,275	990,952
General and administrative	1,363,495	420,985	2,462,049	954,758
Depreciation and amortization	1,007,041	—	1,176,695	—

Total expenses	3,584,511	1,097,964	5,858,019	1,945,710

Operating income (loss)	54,343	(1,097,964)	(952,698)	(1,945,710)

Other income (expense):
Interest and other income	1,756,202	170,152	3,158,203	357,069
Interest expense and loan cost amortization	(91,048)	(24,516)	(171,313)	(24,516)
Equity in earnings of unconsolidated entities	2,857,202	2,829,101	6,821,070	4,482,098

Total other income	4,522,356	2,974,737	9,807,960	4,814,651

Net income	$4,576,699	$1,876,773	$8,855,262	$2,868,941

Earnings per share of common stock (basic and diluted)	$0.09	$0.12	$0.18	$0.21

Weighted average number of shares of common stock outstanding (basic and diluted)	53,657,798	15,913,099	49,013,776	13,358,566

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2006 and Year Ended December 31, 2005

(UNAUDITED)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value
Balance at December 31, 2004	8,838,978	$88,390	$76,719,939	$(1,855,951)	$—	$74,952,378
Subscriptions received for common stock through public offering and reinvestment plan	29,163,572	291,636	290,881,372	—	—	291,173,008
Redemption of common stock	(24,193)	(242)	(229,592)	—	—	(229,834)
Stock issuance and offering costs	—	—	(37,750,724)	—	—	(37,750,724)
Net income	—	—	—	6,583,431	—	6,583,431
Distributions, declared and paid ($0.5354 per share)	—	—	—	(10,096,429)	—	(10,096,429)

Balance at December 31, 2005	37,978,357	$379,784	$329,620,995	$(5,368,949)	$—	$324,631,830

Subscriptions received for common stock through public offering and reinvestment plan	19,745,002	197,450	196,862,344	—	—	197,059,794
Redemption of common stock	(60,807)	(608)	(576,317)	—	—	(576,925)
Stock issuance and offering costs	—	—	(25,572,774)	—	—	(25,572,774)
Net income	—	—	—	8,855,262	—	8,855,262	$8,855,262
Distributions, declared and paid ($0.2748 per share)	—	—	—	(13,094,152)	—	(13,094,152)
Foreign currency translation adjustment	—	—	—	—	(472,063)	(472,063)	(472,063)

Total comprehensive income							$8,383,199

Balance at June 30, 2006	57,662,552	$576,626	$500,334,248	$(9,607,839)	$(472,063)	$490,830,972

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Increase (decrease) in cash:
Operating activities:
Net cash provided by (used in) operating activities	$14,472,691	$(591,566)

Investing activities:
Acquisition of real estate	(106,224,078)	—
Investments in unconsolidated entities	(13,275,759)	(73,845,418)
Distribution of loan proceeds from unconsolidated entity	43,514,548	—
Investments in mortgages and other note payable	(51,800,000)	—
Decrease (increase) in deposits on properties	1,000,000	(200,000)
Acquisition fees and costs	(8,727,804)	(10,739,172)
Short-term investment	(8,000,000)	—
Increase in restricted cash	(1,046,570)	—

Net cash used in investing activities	(144,559,663)	(84,784,590)

Financing activities:
Subscriptions received from stockholders	197,059,794	98,331,034
Redemptions	(576,925)	—
Stock issuance costs	(17,833,808)	(12,889,410)
Borrowings under line of credit, net of payments	2,777,296	1,973,467
Payment of loan costs	(137,669)	(38,050)
Distributions to stockholders	(13,094,152)	(3,308,566)

Net cash provided by financing activities	168,194,536	84,068,475

Effect of exchange rate fluctuation on cash	(472,063)	—

Net increase (decrease) in cash	37,635,501	(1,307,681)
Cash at beginning of period	93,804,681	36,710,117

Cash at end of period	$131,440,182	$35,402,436

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$1,140,709	$—

Allocation of acquisition fees to real estate investments	$4,505,610	$—

Allocation of acquisition fees to mortgages and other notes payable	$2,072,000	$—

Allocation of acquisition fees to investments in unconsolidated entities	$—	$3,583,567

Supplemental disclosure of non-cash financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$7,738,966	$1,301,026

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

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

The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments related to interests in real estate and may purchase equity and other interests in financings. In addition, the Company may invest up to 10% of its assets in businesses that provide services, or are otherwise ancillary, to the types of properties in which it is permitted to invest. As of June 30, 2006, the Company has invested in retail and commercial properties at seven resort villages, one merchandise mart, two waterpark resorts, two outdoor waterparks, two golf courses, one dealership, one sky lift attraction, two ski properties and has made four loans.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim period presented. Operating results for the quarter and six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. Amounts as of December 31, 2005 included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and entities in which the Company has a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”) and Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), or is the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46”). All significant intercompany balances and transactions have been eliminated in consolidation.

Investment in Unconsolidated Entities – The equity method of accounting is applied with respect to investments in entities in which the Company has determined that consolidation is not appropriate under FIN 46, SOP 78-9 or EITF 04-5. The difference between the Company’s carrying amount of its investments in unconsolidated entities and the underlying equity in the net assets of the entities is due to acquisition fees and expenses paid to affiliates which have been allocated to the Company’s investment. These amounts are amortized over the estimated useful life of the underlying real estate tangible assets when the properties were acquired. The Company records its equity in earnings of the entities under the hypothetical liquidation at book value method of accounting. Under this method, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value.

Allocation of Purchase Price for Acquisition of Properties – The Company allocates the purchase price of properties to tangible and intangible assets acquired and liabilities assumed as provided by Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations.” For each acquisition, the Company assesses the value of the land, the as-if vacant building, equipment and intangible assets, including in-place lease origination costs, and the above or below market lease values based on their estimated fair values. The values determined are based on independent appraisals, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition.

Real Estate Investment Properties – Real estate properties are generally comprised of land, buildings and improvements, leasehold interests, and equipment and are recorded at historical cost. Depreciation is computed using the straight-line method of accounting over the estimated useful lives of the related assets. Buildings and improvements are depreciated over 39 years and leasehold interests and equipment over their estimated useful lives. When the properties or equipment are sold, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss from sale will be reflected in the Company’s results of operations.

Intangible Assets – Amortization of intangible assets, such as in-place leases and above and below market leases, are computed using the straight-line method of accounting over the lease term. Intangible assets with indefinite lives are not amortized. Intangible assets have been included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheet.

Asset Retirement Obligation – In accordance with SFAS No. 143, “Asset Retirement Obligations”, the Company records the fair value of the liability for an asset retirement obligation to the extent it is estimatable in the period in which it is acquired with a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs included in the carrying amount of the related asset are depreciated over the estimated useful life of the related asset.

Lease Accounting – The Company’s leases are accounted for under the provisions of SFAS No. 13, “Accounting for Leases,” and have been accounted for as operating leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Restricted Cash – Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties. The Company’s restricted cash balances as of June 30, 2006 and December 31, 2005 were $1,046,570 and zero, respectively.

Short-Term Investment – The Company holds a certificate of deposit that earns interest at a rate of 5.189% and matures on April 20, 2007. The certificate secures a letter of credit which is pledged as collateral for a note payable as described in Note 8. The Company did not have any short-term investments at December 31, 2005.

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

Mortgages and Other Notes Receivable – Mortgages and other notes receivable are recorded at the lower of cost or market. Whenever future collection of a specific note appears doubtful, a valuation allowance will be established. The allowance represents the difference between the carrying value and the amount expected to be received. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in impairments and provisions on assets. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan, including an impaired loan, is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that a borrower’s financial condition is such that collection of interest is doubtful. Subsequent interest is recorded as income when collected. At this time the Company has not established a valuation allowance on its loans as collection is expected to occur.

Loan origination and other fees received by the Company in connection with making the loans are recorded as a reduction of the note receivable and amortized into interest income over the initial term of the loan. The Company records acquisition fees incurred in connection with making the loans as part of the mortgages and other notes receivable balance and amortizes the amounts as a reduction of interest income over the term of the notes.

Reclassifications – Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current period presentation. These reclassifications had no impact on results of operations or stockholders’ equity as of June 30, 2006.

New Accounting Pronouncements – In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

3.	Real Estate Investment Properties:

During the six months ended June 30, 2006, the Company acquired the following real estate investment properties:

Property	Location	Date of Acquisition	Purchase Price
Hawaiian Falls Waterparks	Garland and The Colony, Texas	4/21/06	$12,125,000
Route 66 Harley-Davidson Dealership	Tulsa, Oklahoma	4/27/06	6,500,000
Palmetto Hall Plantation Club	Hilton Head, South Carolina	4/27/06	7,600,000
Cypress Mountain Ski Area	British Columbia, Canada	5/30/06	27,500,000
Raven Golf Club at South Mountain	Phoenix, Arizona	6/09/06	12,750,000
Bretton Woods Mountain Resort	Bretton Woods, New Hampshire	6/23/06	45,000,000

Total			$111,475,000

As of June 30, 2006 and December 31, 2005, real estate investment properties under operating leases consisted of the following:

	June 30, 2006	December 31, 2005
Land & land improvements	$21,104,645	$—
Leasehold interest	39,258,578	19,674,026
Buildings	48,112,836	162,700
Equipment	30,582,555	1,133,400
Less: accumulated depreciation	(1,187,190)	(17,224)

	$137,871,424	$20,952,902

4.	Investment in Unconsolidated Entities:

As of June 30, 2006 and December 31, 2005, the Company owned investments in unconsolidated entities accounted for under the equity method of accounting with carrying values totaling approximately $176.5 million and $207.2 million, respectively. The unconsolidated entities are engaged in the business of owning and leasing real estate. The Company contributed approximately $8.9 million to the DMC Partnership during the six months ended June 30, 2006 for an expansion at the DMC property as further discussed in Note 12. Additionally, during the six months ended June 30, 2006, the Company received a distribution of approximately $43.5 million representing its share of proceeds from the $63.0 million debt financing obtained by the Wolf Partnership. As of June 30, 2006 and December 31, 2005, the Company had distributions receivable of approximately $3.0 million and $4.9 million from its unconsolidated entities, respectively.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

4.	Investment in Unconsolidated Entities (Continued):

Under the hypothetical liquidation at book value method of accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. The following presents the condensed financial information for the unconsolidated entities for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$19,211	$15,658	$8,306	$43,175
Property operating expenses	(15,591)	(431)	(3,746)	(19,768)
Depreciation & amortization expenses	(3,028)	(3,945)	(2,888)	(9,861)
Interest expense	(1,040)	(4,367)	(2,801)	(8,208)
Interest and other income	57	4	441	502

Net income (loss)	$(391)	$6,919	$(688)	$5,840

Income (loss) allocable to other venture partners (1)	$(578)	$2,341	$(3,144)	$(1,381)

Income allocable to the Company (1)	$187	$4,578	$2,456	$7,221
Amortization of capitalized costs	(29)	(253)	(118)	(400)

Equity in earnings of unconsolidated entities	$158	$4,325	$2,338	$6,821

Distributions declared to the Company (2)	$1,535	$5,148	$1,585	$8,268

Distributions received by the Company (2)	$3,494	$5,242	$923	$9,659

	Six Months Ended June 30, 2005
	Wolf Partnership (3)	DMC Partnership	Intrawest Venture	Total
Revenue	$—	$8,400	$7,889	$16,289
Property operating expenses	—	(182)	(3,159)	(3,341)
Depreciation & amortization expenses	—	(2,675)	(2,893)	(5,568)
Interest expense	—	(3,317)	(1,969)	(5,286)
Interest and other income	—	—	20	20

Net income (loss)	$—	$2,226	$(112)	$2,114

Loss allocable to other venture partners (1)	$—	$(267)	$(2,353)	$(2,620)

Income allocable to the Company (1)	$—	$2,493	$2,241	$4,734
Amortization of capitalized costs	—	(178)	(74)	(252)

Equity in earnings of unconsolidated entities	$—	$2,315	$2,167	$4,482

Distributions declared to the Company (2)	$—	$2,269	$1,927	$4,196

Distributions received by the Company (2)	$—	$671	$1,292	$1,963

FOOTNOTES:

(1)	Income is allocated to the Company under the hypothetical liquidation at book value method of accounting.
(2)	The Company receives interest payments from a loan made to the Intrawest Venture in connection with two Canadian properties. These payments are reflected as distributions received from unconsolidated entities. The amount excludes the distribution of approximately $43.5 million from the Wolf Partnership during the six months ended June 30, 2006 as discussed above.
(3)	The Wolf Partnership was formed in October 2005 and accordingly did not have operations during the six months ended June 30, 2005.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

4.	Investment in Unconsolidated Entities (Continued):

The following presents the condensed financial information for the unconsolidated entities as of June 30, 2006 and December 31, 2005 (in thousands):

	As of June 30, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Real estate assets, net	$112,338	$246,641	$108,642	$467,621
Intangible assets, net	601	11,124	3,666	15,391
Other assets	5,418	10,519	7,249	23,186
Mortgages and other notes payable	63,000	155,073	80,006	298,079
Other liabilities	6,708	4,296	7,309	18,313
Partners’ capital	48,649	108,915	32,242	189,806
Difference between carrying amount of investment and the Company’s share of partners’ capital	2,822	6,052	3,298	12,172
Carrying amount of investment (1)	36,877	94,464	45,126	176,467
Percentage of ownership at end of reporting period	70.0%	80.0%	80.0%

	As of December 31, 2005
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Real estate assets, net	$101,485	$238,969	$110,128	$450,582
Intangible assets, net	689	11,286	4,138	16,113
Other assets	18,710	4,217	5,727	28,654
Mortgages and other notes payable	—	156,389	79,504	235,893
Other liabilities	9,284	3,953	6,886	20,123
Partners’ capital	111,600	94,130	33,603	239,333
Difference between carrying amount of investment and the Company’s share of partners’ capital	1,277	5,916	2,673	9,866
Carrying amount of investment (1)	79,557	83,419	44,175	207,151
Percentage of ownership at end of reporting period	70.0%	80.0%	80.0%

FOOTNOTES:

(1)	The carrying amount of the Company’s investment includes a loan made to the Intrawest Venture in connection with two Canadian properties.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

5.	Offerings and Stock Issuance Costs:

On April 16, 2004, the Company began the offer and sale of up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) (the “1st Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. On March 31, 2006, the 1st Offering was terminated, and on April 4, 2006, the Company commenced a second offering for sale up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) (the “2nd Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The 2nd Offering is expected to continue until April 2008 unless terminated earlier. The Company incurs costs in connection with the offerings and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the offerings. As of June 30, 2006, the Company has raised approximately $574.9 million in proceeds and incurred stock issuance costs of approximately $74.6 million in connection with the offerings.

6.	Mortgages and Other Notes Receivable:

As of June 30, 2006, the Company has made the following loans:

Description	Date of Loan Agreement	Maturity date	Interest Rate		Loan Principal Amount	Accrued Interest
Consolidated Conversion, LLC (hotel conversion)	9/29/2005	4/30/2007	15.0	% (1)	$3,000,000	$—
Plaza Partners, LLC (hotel conversion)	2/28/2006	2/28/2007	15.0	% (2)	$16,800,000	$122,500
Mizner Court Holdings, LP (condominium conversion)	3/10/2006	11/9/2007	LIBOR 7.0	+ % (3)	$15,000,000	$111,824
Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009	13.5	% (4)	$20,000,000	$—

FOOTNOTES:

(1)	Pursuant to the loan agreement, the loan earns interest at a rate of 15.0% per year and requires monthly interest payments based on an annual percentage rate of 8.5% with the remaining 6.5% becoming due and payable upon the loan’s maturity. The term of the loan is 18 months and may be extended by the borrower for up to three additional six-month periods. The loan is collateralized by a first mortgage on ten vacant acres of land adjacent to the hotel and a second priority mortgage on the remainder of the property which includes the hotel. Completion of the condominium conversion and related improvements is guaranteed by the principals of Consolidated Conversions, LLC. The loan may be prepaid at anytime, but in no event will the Company receive less than a 15% return for at least one year.
(2)	Pursuant to the loan agreement, the loan earns interest at a rate of 15.0% per year and requires monthly interest payments based on an annual percentage rate of 8.75% with remaining 6.25% becoming due and payable upon the loan’s maturity. The term of the loan is 12 months and may be extended by the borrower for up to two additional six-month periods. The loan is collateralized by a first mortgage on the property.
(3)	The loan was purchased from Column Financial, Inc., as former lender, to Mizner Court Holdings, LP. Mizner Court Holdings, LP is a partnership owned by a subsidiary of GE Capital called GEBAM, Inc. and by Stoltz Mizner Court, LP. The initial term of the loan is 24 months and has 17 months remaining with a one year extension option. The interest rate is at one month LIBOR (approximately 5.33% on June 30, 2006) plus 7.0%. The mezzanine loan is collateralized by a pledge of all the partnership interests in Mizner Court, LP and is guaranteed as to interest payments and as to completion by Morris L. Stoltz II.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

6.	Mortgages and Other Notes Receivable (Continued):

(4)	Pursuant to the loan agreement, the Company agreed to provide financing up to $40.0 million in connection with the development of the infrastructure of an Orvis branded lifestyle community in Granby, Colorado. As of June 30, 2006, the Company has contributed $20.0 million. The loan requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The term of the loan is 36 months and may be extended by the borrower up to 12 months. The loan may not be prepaid during the first year. The loan is collateralized by a first mortgage on a portion of the Granby property. The loan is personally guaranteed by the principals of Shorefox Development, LLC until $10.0 million in infrastructure is completed. Loan origination fees of $400,000 were paid to the Company in connection with making this loan. This amount was recorded as a reduction in the value of the note receivable on the accompanying condensed consolidated balance sheet and will be amortized into interest income over the initial term of the loan.

The Company records acquisition fees incurred in connection with making the loans as part of the mortgages and other notes receivable balance and amortizes the amounts as a reduction of interest income over the term of the notes. Acquisition fees, net of accumulated amortization were $1,734,344 and $100,000 and loan origination costs, net of accumulated amortization were $358,595 and zero, as of June 30, 2006 and December 31, 2005, respectively. The deferred portion of interest receivable totaling $749,139 and $49,833 as of June 30, 2006 and December 31, 2005, respectively, is also included in the mortgages and other notes receivable balance.

7.	Line of Credit:

On March 24, 2006, the Company entered into an agreement for a $20.0 million revolving line of credit with Colonial Bank, N.A. The line replaced a previously existing $5.0 million line of credit with Branch Banking & Trust Company and will primarily be used for working capital needs, to temporarily fund distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR (approximately 5.33% on June 30, 2006) plus 2.25% and has a term of two years with monthly payments of interest only and principal due at maturity (March 24, 2008). As of June 30, 2006, borrowings outstanding under the line of credit were approximately $7.3 million. The balance outstanding on our previous line of credit at December 31, 2005 was approximately $4.5 million. The terms of the line of credit agreement require the Company to meet certain customary financial covenants and ratios including (a) a total permanent debt to total assets ratio of no more than 65%, (b) a tangible net worth of no less than $200.0 million and (c) a ratio of distributions to funds from operations of no more than 110%. The Company was in compliance with these covenants at June 30, 2006. Additionally, the Company is required to maintain a zero balance on the line of credit for a 30-day period during the first quarter of each year beginning in 2007.

8.	Note Payable:

As of June 30, 2006 the Company had the following note payable:

Description	Amount	Interest Rate	Terms
Note payable to seller in connection with the acquisition of Bretton Woods	$6,500,000	5.769%	All principal and interest due on June 19, 2010. The Company has obtained a letter of credit secured by an $8.0 million certificate of deposit pledged as collateral for the repayment of principal and interest for this loan.

9.	Related Party Arrangements:

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

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

9.	Related Party Arrangements (Continued):

During the quarters and six months ended June 30, 2006 and 2005, CNL Securities Corp. earned fees and incurred reimbursable expenses as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Selling commissions	$3,526,698	$3,412,090	$12,590,988	$6,201,252
Marketing support fee & due diligence expense reimbursements	1,513,999	1,323,109	5,001,246	2,395,864

Total	$5,040,697	$4,735,199	$17,592,234	$8,597,116

The managing dealer is entitled to selling commissions of 6.5% and 7.0% of gross offering proceeds and a marketing support fee of 2.5% and 3.0% of gross offering proceeds for the 1st and 2nd offerings, respectively, as well as actual expenses of up to 0.10% incurred in connection with due diligence of the offering. A substantial portion of the selling commissions and marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker dealers.

During the quarters and six months ended June 30, 2006 and 2005, the advisor and its affiliates earned fees and incurred reimbursable expenses as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Acquisition fees (1):
Acquisition fees from offering proceeds	$1,625,361	$1,641,655	$5,880,389	$2,956,146
Acquisition fees from debt proceeds	—	1,495,740	1,323,000	4,908,899

Total	1,625,361	3,137,395	7,203,389	7,865,045

Asset management fees (2):	1,213,975	676,979	2,219,275	990,952
Reimbursable expenses (3):
Offering costs	6,386,414	1,740,558	7,980,540	3,974,756
Acquisition costs	1,267,689	279,749	1,353,008	579,083
Operating expenses (reimbursements)	55,981	(111,829)	371,054	480,590

Total	7,710,804	1,908,478	9,704,602	5,034,429

Total fees earned and reimbursable expenses	$10,549,420	$5,722,852	$19,127,266	$13,890,426

FOOTNOTES:

(1)	Acquisition fees for services in the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	Asset management fees of 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus dated April 4, 2006 and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended June 30, 2006, operating expenses did not exceed the Expense Cap.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

9.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows:

	June 30, 2006	December 31, 2005
Due to the advisor and its affiliates:
Offering expenses	$10,663,675	$3,136,789
Asset management fees	449,913	300,489
Operating expenses	415,147	734,970
Acquisition fees and expenses	1,140,709	1,318,983

Total	$12,669,444	$5,491,231

Due to CNL Securities Corp:
Selling commissions	$1,245,110	$1,131,002
Marketing support fees and due diligence expense reimbursements	532,972	435,000

Total	$1,778,082	$1,566,002

Total due to affiliates	$14,447,526	$7,057,233

The Company also maintains certain bank accounts in a bank in which the Company’s chairman and another director also serve as directors, and in which CNL Financial Group, an affiliate of the Company, is a stockholder. The amount deposited with this bank was approximately $1.0 million as of June 30, 2006 and zero as of December 31, 2005.

10.	Redemption of Shares:

During the quarter and six months ended June 30, 2006, the Company redeemed 34,336 and 60,807 shares for an average price of approximately $9.51 and $9.49 per share totaling $326,595 and $576,925, respectively. As of June 30, 2006, the Company has redeemed a total of 85,000 shares for an average price of approximately $9.49 per share totaling $806,759.

11.	Distributions:

The Company declared and paid distributions of approximately $13.1 million ($0.2748 per share) and for the six months ended June 30, 2006.

For the six months ended June 30, 2006, approximately 76.5% of the distributions paid to the stockholders were considered ordinary income and approximately 23.5% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization of distributions declared for the quarter and six months ended June 30, 2006 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2006.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

(UNAUDITED)

12.	Commitments & Contingencies:

On October 12, 2005, the Company, through the DMC Partnership with DMC entered, into a memorandum of understanding and a development agreement to develop an approximately 500,000 square foot lighting center expansion (160,000 leasable square feet) at the Dallas Trade Mart (the “Trade Mart Expansion”) at the DMC Property. The total estimated construction costs are expected to be approximately $21.3 million. The Company’s total contribution to the DMC Partnership for the Trade Mart Expansion is estimated to be approximately $17.0 million and will be made in accordance with the current partnership structure. As of June 30, 2006, the Company had contributed approximately $12.4 million and its partner had contributed approximately $3.8 million. The Company additionally contributed approximately $2.9 million on July 3, 2006. The remaining costs will be funded over the remainder of the development period. The Trade Mart Expansion is expected to be completed in early 2007 and will be leased to an affiliate of DMC.

As discussed in Note 6, on March 13, 2006, the Company agreed to provide financing up to $40.0 million in connection with the development of the infrastructure of an Orvis branded lifestyle community in Granby, Colorado. As of June 30, 2006, the Company has contributed $20.0 million and has committed to fund the remaining $20.0 million during the life of the loan.

In connection with the purchase of the resort village property located at Copper Mountain, Colorado, the CNL Retail Village Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event will it exceed $3.75 million. The Company has guaranteed the payment of the contingent purchase price to Intrawest on behalf of the CNL Retail Village Partnership.

In connection with the purchase of the Wolf Dells Property and the Wolf Sandusky Property, Great Wolf may receive an additional contingent purchase price of up to $3.0 million per waterpark resort if those properties achieve certain financial performance goals during 2007 and 2008. The amount of contingent purchase price will be determined during those years, and in no event will it exceed a total of $6.0 million for both properties.

The Company has committed to invest approximately $500,000 in improvements to the South Mountain property and $17.5 million for improvements at the Bretton Woods property over the next three years.

13.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0458 per share to stockholders of record at the close of business on July 1, 2006. The board of directors also declared a distribution of $0.0466 per share to stockholders of record at the close of business on August 1, 2006. These distributions are to be paid by September 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the quarters and six months ended June 30, 2006 and 2005. Amounts as of December 31, 2005 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

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

On April 16, 2004, we began the offer and sale of up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “1st Offering”). We commenced active operations on June 23, 2004, when the minimum required offering proceeds were received and funds were released to us from escrow. The activities from August 11, 2003 (our inception) through June 23, 2004 were devoted to the organization of the company. On March 31, 2006, the 1st Offering was terminated and on April 4, 2006, we began the offer and sale of up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “2nd Offering”).

The following table summarizes our public offerings as of June 30, 2006:

	1st Offering		2nd Offering		Total
	Shares	Dollars (in millions)	Shares	Dollars (in millions)	Shares	Dollars (in millions)
Subscriptions received	51,246,465	$513.0	5,128,051	$50.2	56,374,516	$563.2
Subscriptions received pursuant to reinvestment plan	861,879	8.2	373,449	3.5	1,235,328	11.7
Redemptions	(50,664)	(0.5)	(34,336)	(0.3)	(85,000)	(0.8)

Number of investors	17,596		1,635		19,231

In addition to the shares sold through our public offerings, our advisor purchased 20,000 shares for $200,000 preceding the commencement of our 1st Offering. In December 2004, approximately $1.2 million (117,708 restricted common shares) was issued to CNL Financial Group, Inc., a company affiliated with our advisor and wholly-owned indirectly by our Chairman of the board and his wife.

We have and will continue to focus our investment activities on and use the proceeds of our offerings primarily for the acquisition, development and ownership of lifestyle properties.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for property acquisitions, loans and other permitted investments and the payment of operating expenses and distributions to stockholders. Generally, our cash needs for items other than property acquisitions will be generated from operations, our investments or advances from affiliates, although our affiliates are not obligated to advance such funds, and from our revolving line of credit.

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

We believe that our current and anticipated capital resources, including cash on hand and the availability of funds from our revolving line of credit are sufficient to meet our liquidity needs for the coming year.

Common Stock Offerings

As of June 30, 2006, we have received total proceeds of approximately $574.9 million (57,609,844 shares) from investors through our public offerings. For the six months ended June 30, 2006, we received subscription proceeds of approximately $197.1 million (19,745,002 shares). During the period July 1, 2006 through August 4, 2006, we received additional subscription proceeds of approximately $25.8 million (2,633,942 shares) under our 2nd Offering. We primarily use the capital we raise to acquire properties, make or acquire loans and make other permitted investments and to pay fees and expenses in connection with our stock offerings and acquisitions.

Investments in and Distributions from Unconsolidated Entities

As of June 30, 2006, we had invested in properties at ten locations through our unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities. For the six months ended June 30, 2006 and 2005, we received operating distributions of approximately $9.7 million and $2.0 million, respectively, from the operation of these entities. These distributions are generally received within 45 days after each quarter end. Distributions receivable from our unconsolidated entities as of June 30, 2006 and December 31, 2005 were approximately $3.0 million and $4.9 million, respectively.

The following table summarizes the change in distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership (1)	DMC Partnership (2)	Intrawest Venture (3)	Total
Six months ended 2006	$1,535	$5,148	$1,585	$8,268
Six months ended 2005	—	2,269	1,927	4,196

Increase (decrease)	$1,535	$2,879	$(342)	$4,072

FOOTNOTES:

(1)	The Wolf Partnership acquired the properties during the fourth quarter of 2005.
(2)	For the six months ended June 30, 2006 in comparison to 2005, the increase in distributions declared is primarily due to the ownership of World Trade Center and International Floral Gift Center (collectively the DMC property) for the entire six months ended June 30, 2006. During the same period in 2005, the distributions declared reflects the ownership of the World Trade Center from February 14, 1005 through June 30, 2005 and International Floral Gift Center from May 25, 2005 through June 30, 2005.
(3)	The overall decrease in distributions declared is primarily due to the increase in working capital reserves at the Intrawest Venture which reduced cash available for distribution during the six months ended 2006 in comparison to the same period in 2005.

The agreements governing our ventures provide for us to receive a preferred return on our invested capital ahead of any returns to our partners. We expect to receive our full preferred returns from our ventures for the year ending December 31, 2006 with the exception of the Wolf Partnership, for which we expect to receive less than our full preference as a result of the properties owned by this partnership performing below expectations for the year.

Borrowings

We intend to borrow money to acquire assets and to pay certain related fees. We also intend to encumber assets in connection with such borrowings. In general, the aggregate amount of permanent financing is not expected to exceed 50% of our total assets on an annual basis, however, it may likely exceed 50% for a limited period in our early acquisition stage. The maximum amount we may borrow is 300% of our net assets in the absence of a satisfactory showing that a higher level of borrowing is appropriate. In order to borrow an amount in excess of 300% of our net assets, a majority of the independent members of our board of directors must approve the borrowing, and the borrowing must be disclosed and explained to stockholders in our first quarterly report after such approval occurs. We have borrowed and may continue to borrow money to pay distributions to stockholders.

We plan to obtain lines of credit in an amount up to $100 million. The lines of credit may be increased at the discretion of our board of directors and may be repaid with offering proceeds, proceeds from the sale of assets and the repayment of loans made, working capital or permanent financing. On March 24, 2006, we entered into an agreement for a $20.0 million revolving line of credit with Colonial Bank, N.A. The line of credit replaced a previously existing $5.0 million line of credit with Branch Banking & Trust Company and will primarily be used for working capital needs, to temporarily fund distributions to stockholders and to provide bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR (approximately 5.33% on June 30, 2006) plus 2.25% and has a term of two years with monthly payments of interest only and principal due at maturity on March 24, 2008. As of June 30, 2006, borrowings outstanding under the line of credit were approximately $7.3 million. The balance outstanding on our previous line of credit at December 31, 2005 was approximately $4.5 million. The terms of the line of credit agreement require us to meet certain customary financial covenants and ratios including (a) a total permanent debt to total assets ratio of no more than 65%, (b) a tangible net worth of no less than $200.0 million and (c) a ratio of distributions to funds from operations of no more than 110%. We were in compliance with these covenants at June 30, 2006. Additionally, we are required to maintain a zero balance on the line of credit for a 30-day period during the first quarter of each year beginning in 2007. We believe we will have sufficient cash on hand or other sources of liquidity available to meet this requirement.

As of June 30, 2006 the Company had the following note payable:

Description	Amount	Interest rate	Terms
Note payable to seller in connection with the acquisition of Bretton Woods	$6,500,000	5.769%	All principal and interest due on June 19, 2010. We have obtained a letter of credit secured by an $8.0 million certificate of deposit pledged as collateral for the repayment of principal and interest for this loan.

See the section below titled “Off Balance Sheet and Other Arrangements – Borrowings of Our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

Mortgages and Other Notes Receivable

The following is a summary of the four loans that we have made as of June 30, 2006:

Description	Date of loan agreement	Maturity date	Interest rate		Loan Principal Amount	Accrued interest
Consolidated Conversion, LLC (hotel conversion)	9/29/2005	4/30/2007	15.0	% (1)	$3,000,000	$—
Plaza Partners, LLC (hotel conversion)	2/28/2006	2/28/2007	15.0	% (2)	$16,800,000	$122,500
Mizner Court Holdings, LP (condominium conversion)	3/10/2006	11/9/2007	LIBOR + 7.0	% (3)	$15,000,000	$111,824
Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009	13.5	% (4)	$20,000,000	$—

FOOTNOTES:

(1)	Pursuant to the loan agreement, the loan earns interest at a rate of 15.0% per year and requires monthly and interest payment based on an annual percentage rate of 8.5% with the remaining 6.5% becoming due and payable upon the loan’s maturity. The term of the loan is 18 months and may be extended by the borrower for up to three additional six-month periods. The loan is collateralized by a first mortgage on ten vacant acres of land adjacent to the hotel and a second priority mortgage on the remainder of the property which includes the hotel. Completion of the condominium conversion and related improvements is guaranteed by the principals of Consolidated Conversions, LLC. The loan may be prepaid at anytime, but in no event we will receive less than a 15% return for at least one year.
(2)	Pursuant to the loan agreement, the loan earns interest at a rate of 15.0% per year and requires monthly and interest payment based on an annual percentage rate of 8.75% with remaining 6.25% becoming due and payable upon the loan’s maturity. The term of the loan is 12 months and may be extended by the borrower for up to two additional six-month periods. The loan is collateralized by a first mortgage on the property.
(3)	The loan was purchased from Column Financial, Inc., as former lender, to Mizner Court Holdings, LP. Mizner Court Holdings, LP is a partnership owned by a subsidiary of GE Capital called GEBAM, Inc. and by Stoltz Mizner Court, LP. The initial term of the loan is 24 months and has 20 months remaining with a one year extension option. The interest rate is at one month LIBOR (approximately 5.33% on June 30, 2006) plus 7.0%. The mezzanine loan is collateralized by a pledge of all the partnership interests in Mizner Court, LP and is guaranteed as to interest payments and as to completion by Morris L. Stoltz II.
(4)	Pursuant to the loan agreement, we agreed to provide financing up to $40.0 million in connection with the development of the infrastructure of an Orvis branded lifestyle community in Granby, Colorado. As of June 30, 2006, we have contributed $20.0 million. The loan requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The term of the loan is 36 months and may be extended by the borrower up to 12 months. The loan may not be prepaid during the first year. The loan is collateralized by a first mortgage on a portion of the Granby property. The loan is personally guaranteed by the principals of Shorefox Development, LLC until $10.0 million in infrastructure is completed. Loan origination fees of $400,000 were paid to us in connection with making this loan. This amount was recorded as a reduction in the value of the note receivable on the accompanying condensed consolidated balance sheet and will be amortized into interest income over the initial term of the loan.

We record acquisition fees incurred in connection with making the loans as part of the note receivable balance and amortize the amounts as a reduction of interest income over the term of the notes. Acquisition fees, net of accumulated amortization were $1,734,344 and $100,000 and loan origination costs, net of accumulated amortization were $358,595 and zero, as of June 30, 2006 and December 31, 2005, respectively. The deferred portion of interest receivable totaling $749,139 and $49,833 as of June 30, 2006 and December 31, 2005, respectively, is included in the mortgages and other notes receivable balance.

Related Party Arrangements

In accordance with the advisory agreement, the advisor and affiliates are entitled to receive certain fees and reimbursable expenses in connection with our offerings. These fees and reimbursable expenses include: selling commissions on gross offering proceeds, a marketing support fee on gross offering proceeds and reimbursement of actual expenses incurred in connection with due diligence of the offering. The managing dealer is entitled to selling commissions of 6.5% and 7.0% of gross offering proceeds and a marketing support fee of 2.5% and 3.0% of gross offering proceeds for the 1st and 2nd offerings, respectively, as well as actual expenses of up to 0.10% incurred in connection with due diligence of the offering. A substantial portion of the selling commissions and marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker dealers.

As of June 30, 2006 and December 31, 2005, we owed our advisor and certain of its affiliates approximately $14.4 million and $7.1 million, respectively, for certain organizational and offering expenses, acquisition fees, asset management fees, selling commissions, marketing support fees, due diligence expense reimbursements and operating expenses incurred on our behalf. In accordance with our amended and restated articles of incorporation, the total amount of certain offering, organizational and stock issuance costs we pay may not exceed 13% of the aggregate offering proceeds. We are not obligated to pay our advisor or certain of its affiliates costs that exceed the 13% limitation at the end of each offering. As of June 30, 2006, there were no offering costs in excess of the 13% limitation that had been billed to us.

In addition, to the extent that operating expenses, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold (the “Expense Cap”). For the Expense Year ended June 30, 2006, operating expenses did not exceed the Expense Cap.

We maintain certain bank accounts in a bank in which our chairman and a director of our board also serve as directors, and in which CNL Financial Group, Inc., an affiliate of our company, is a stockholder. The amount deposited with this bank was approximately $1.0 million as of June 30, 2006.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, an analysis of current and projected long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us. We declared and paid distributions of approximately $13.1 million ($0.2748 per share) and $3.3 million ($0.2606 per share) for the six months ended June 30, 2006 and 2005, respectively. We funded the distribution payment of approximately $7.3 million for the quarter ended June 30, 2006 with proceeds from our revolving line of credit. We intend to repay borrowings under our line of credit with payments we receive under operating leases for our properties, interest payments we receive from the loans we have made and distributions we receive from our unconsolidated entities.

The distributions declared and paid during the six months ended June 30, 2006 exceeded net income for the same period by approximately $4.2 million. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the six months ended June 30, 2006, approximately 32.4% of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 23.5% of the distributions for the six months ended June 30, 2006 constitutes a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization of distributions declared for the quarter and six months ended June 30, 2006 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2006.

Cash Flow Analysis

Our net cash flows provided by operating activities were approximately $14.5 million for the six months ended June 30, 2006 and were comprised primarily of interest earned on uninvested offering proceeds, rental revenues, interest income on mortgages and other notes receivable and the receipt of distributions from our unconsolidated entities, offset by payments made for operating expenses (including asset management fees to our advisor), as compared to the net cash flow paid for operating activities of $0.6 million for the six months ended June 30, 2005, which was primarily attributable to interest earned on invested cash offset by payments made for operating expenses.

Cash flows used in investing activities were approximately $144.6 million for the six months ended June 30, 2006 and consisted primarily of cash paid for properties acquired totaling approximately $106.2 million, investments in mortgages and other notes receivable totaling approximately $51.8 million, investments in unconsolidated entities totaling approximately $13.3 million, a short-term investment of $8.0 million and the payment of acquisition fees and costs totaling approximately $8.7 million, offset by approximately $43.5 million in distributions from unconsolidated entities representing proceeds from debt financing through our partnership with Great Wolf Resorts. During the six months ended June 30, 2005, we made contributions to acquire our interests in the DMC Partnership of approximately $73.8 million and paid acquisition fees and costs of approximately $10.7 million.

For the six months ended June 30, 2006, net cash flows provided by financing activities were approximately $168.2 million consisting primarily of approximately $197.1 million of subscription proceeds and approximately $2.8 million of net borrowings under our line of credit less the payment of approximately $17.9 million in stock issuance costs in connection with the offering, and distributions paid to stockholders of approximately $13.1 million. The net cash flows provided by financing activities for the six months ended June 30, 2005 were approximately $84.1 million and consisted primarily of subscriptions proceeds received of approximately $98.3 million, the payment of approximately $12.9 million in stock issuance costs and distributions paid to stockholders of approximately $3.3 million.

CRITICAL ACCOUNTING POLICIES

Consolidation. The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and entities in which we have a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”) and Emerging Issues Task Force issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), or are the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46”). The application of FIN 46, SOP 78-9 and EITF 04-5 requires management to make significant estimates and judgments about our and our venture partners’, rights, obligations and economic interests in the related venture entities. The equity method of accounting is applied in the consolidated financial statements with respect to those investments in entities in which we are not the primary beneficiary under FIN 46 or have less than a controlling interest due to the significance of rights and obligations held by other parties under SOP 78-9 and EITF 04-5.

Investments in unconsolidated entities. The equity method of accounting is applied with respect to investments in entities for which we have determined that consolidation is not appropriate under FIN 46, SOP 78-9 and EITF 04-5. We recognize equity in earnings from our unconsolidated entities under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the capital structure of those entities and the rights and priorities of the partners. The HLBV method differs from other generally accepted accounting methods in which an investing partner recognizes its share of a venture’s net income or loss based upon the partner’s percentage of ownership. Under the HLBV method, we must estimate at the balance sheet date what we would receive or be obligated to pay in accordance with the governing agreements if our unconsolidated entities were to liquidate all of their assets, pay their debts and distribute the remaining equity at book value. As a result, we recognize income (equity in earnings) in each reporting period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Under this method, in any given period we could be recording more or less income than actual cash distributions received and more or less than we may receive in the event of an actual liquidation.

Leases. Our leases are accounted for under the provisions of Statement of Financial Accounting Standard No. 13, “Accounting for Leases,” and have been accounted for as operating leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. Changes in our estimates or assumptions regarding collectibility of lease payments, the residual value or economic lives of the leased property could result in a change in accounting for the lease.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

RESULTS OF OPERATIONS

The following tables summarize our operations for the quarter and six months ended June 30, 2006 as compared to the quarter and six months ended June 30, 2005.

	Quarters Ended
	June 30, 2006	June 30, 2005	$ Change	% Change
Revenue:
Rental income from operating leases	$2,059,792	$—	$2,059,792	n/a %
Interest income on mortgages and other notes receivable	1,579,062	—	1,579,062	n/a %

Total revenue	3,638,854	—	3,638,854	n/a %

Expenses:
Asset management fees to advisor	1,213,975	676,979	536,996	79.3%
General and administrative	1,363,495	420,985	942,510	223.9%
Depreciation and amortization	1,007,041	—	1,007,041	n/a %

Total expenses	3,584,511	1,097,964	2,486,547	226.5%

Operating income (loss)	54,343	(1,097,964)	1,152,307	104.9%

Other income (expense):
Interest and other income	1,756,202	170,152	1,586,050	932.1%
Interest expense and loan cost amortization	(91,048)	(24,516)	(66,532)	271.4%
Equity in earnings of unconsolidated entities	2,857,202	2,829,101	28,101	1.0%

Total other income	4,522,356	2,974,737	1,547,619	52.0%

Net income	$4,576,699	$1,876,773	$2,699,926	143.9%

	Six Months Ended
	June 30, 2006	June 30, 2005	$ Change	% Change
Revenue:
Rental income from operating leases	$2,823,901	$—	$2,823,901	n/a %
Interest income on mortgages and other notes receivable	2,081,420	—	2,081,420	n/a %

Total revenue	4,905,321	—	4,905,321	n/a %

Expenses:
Asset management fees to advisor	2,219,275	990,952	1,228,323	124.0%
General and administrative	2,462,049	954,758	1,507,291	157.9%
Depreciation and amortization	1,176,695	—	1,176,695	n/a %

Total expenses	5,858,019	1,945,710	3,912,309	201.1%

Operating income (loss)	(952,698)	(1,945,710)	993,012	51.0%

Other income (expense):
Interest and other income	3,158,203	357,069	2,801,134	784.5%
Interest expense and loan cost amortization	(171,313)	(24,516)	(146,797)	598.8%
Equity in earnings of unconsolidated entities	6,821,070	4,482,098	2,338,972	52.2%

Total other income	9,807,960	4,814,651	4,993,309	103.7%

Net income	$8,855,262	$2,868,941	$5,986,321	208.7%

Rental income from operating leases. The increase in rental income and FF&E reserve income for the quarter and six months ended June 30, 2006 as compared to the quarter and six months ended June 30, 2005 was due to the acquisition of real estate properties in December 2005 through June 30, 2006. These real estate properties are leased on a long-term triple-net basis to third-party tenants. Prior to December 2005, we did not have any properties that we consolidated in our financial statements and all of our investments were owned through our unconsolidated entities where our primary source of income was generated from equity in earnings.

Interest income on mortgages and other notes receivable. Between September 2005 and June 30, 2006, we made four loans to third-party borrowers, which resulted in interest income of approximately $1.6 million and $2.1 million for the quarter and six months ended June 30, 2006. We had not made any loans prior to September 2005.

Asset management fees to advisor. Asset management fees of 0.08334% of invested assets are paid to the advisor for acquisition of real estate asset and mortgage and other loans. For the quarter and six months ended June 30, 2006 asset management fees to our advisor were approximately $1.2 million and $2.2 million, respectively. For the quarter and six months ended June 30, 2005 asset management fees to our advisor were $676,979 and $990,952, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans made during to the second half of 2005 through the second quarter of 2006.

General and administrative. General and administrative expenses were approximately $1.4 million and $2.5 million for the quarter and six months ended June 30, 2006 and $420,985 and $954,758 for the quarter and six months ended June 30, 2005, respectively. The increase is primarily due to the overall increase in our operating activities.

Interest and other income. The increase in interest income is a result of greater average cash on hand from uninvested offering proceeds during the second quarter of 2006 as compared to 2005.

Equity in earnings. The following table summarizes equity in earnings from our unconsolidated entities:

	Quarter Ended June 30,
	2006	2005	$ Change	% Change
Wolf Partnership	$(592,197)	$—	$(592,197)	n/a %
DMC Partnership	2,218,395	1,697,099	521,296	30.7%
Intrawest Venture	1,231,004	1,132,002	99,002	8.7%

	$2,857,202	$2,829,101	$28,101	1.0%

	Six Months Ended June 30,
	2006	2005	$ Change	% Change
Wolf Partnership	$158,158	$—	$158,158	n/a %
DMC Partnership	4,324,615	2,314,926	2,009,689	86.8%
Intrawest Venture	2,338,297	2,167,172	171,125	7.9%

Total	$6,821,070	$4,482,098	$2,338,972	52.2%

The overall increase in equity in earnings of approximately $2.3 million for the six months ended June 30, 2006 in comparison to the same period in 2005 is primarily due to the income and loss allocable to us and our venture partner and the increase in the amount and number of our investments in our unconsolidated entities. For the quarter ended June 30, 2005, our equity in earnings reflects our investments in the retail and commercial properties at seven resort villages and the DMC Property from February 14, 2005 (acquisition date) through June 30, 2005. The quarter and six months ended June 30, 2006, includes equity in earnings from our interests in the retail and commercial properties at seven resort villages, the DMC Property and two waterpark resorts, which were all owned during the entire quarter.

Equity in earnings from our unconsolidated entities is recognized under the HLBV method as discussed earlier in “Critical Accounting Policies.” The unconsolidated entities’ formation agreements provide us a stated return on our investment with a priority over any returns of our partners. Because our equity in earnings is calculated in this manner we have historically recognized more income than the underlying unconsolidated entities have generated and our partners have historically been allocated significant losses which offset the earnings that we have recorded from these entities. Additionally, during the second half of 2006, our partners’ unreturned capital in one of these entities is expected to be reduced to zero as a result of the losses they have recognized and the distributions that they have received from this entity. Once this occurs, we will no longer recognize significant amounts of income or may recognize losses that this entity incurs. While this method of recognizing earnings and losses from the unconsolidated entity is not expected to have an impact on the distributions we receive, it will likely result in reductions or fluctuations in our net income, earnings per share, funds from operations (as defined below) and FFO per share.

Our results of operations for the quarter and six months ended June 30, 2006 are not necessarily indicative of what the results of operations will be for the year ending December 31, 2006 and in the future. The investments that we have acquired or will be acquiring may have a significant impact on our results of operation and our actual results could differ materially.

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

Reconciliation of net income to FFO for the quarter and six months ended June 30, 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$4,576,699	$1,876,773	$8,855,262	$2,868,941
Adjustments:
Depreciation and amortization	1,000,312	—	1,169,966	—
Equity in earnings of unconsolidated entities	(2,857,202)	(2,829,101)	(6,821,070)	(4,482,098)
Pro-rata share of FFO from unconsolidated entities	6,077,605	4,600,665	12,364,246	7,005,423

Total funds from operations	8,797,414	3,648,337	15,568,404	5,392,266

Weighted average number of shares of common stock outstanding (basic and diluted)	53,657,798	15,913,099	49,013,776	13,358,566

FFO per share (basic and diluted)	$0.16	$0.23	$0.32	$0.40

FOOTNOTES:

(1)	In calculating our pro-rata share of FFO from unconsolidated entities, we first calculate FFO independently for each unconsolidated entity. We then determine our share of the FFO from each unconsolidated entity by multiplying the FFO for each such entity by the percentage of income that we recognize in our equity in earnings from the unconsolidated entity during the reporting period. The percentage of income that we recognize as equity in earnings for each unconsolidated entity is determined using the HLBV method of accounting. FFO per share decreased during the quarter and six months ended June 30, 2006 as compared to the same period in 2005 primarily due to (i) our partner in the DMC Partnership receiving a greater share of earnings and FFO during 2006 than in 2005 as a result of income and FFO being allocated between us and our partners using the HLBV method of accounting and (ii) as a result of the dilution caused by uninvested offering proceeds received from our common stock offering. Because of the way income and FFO are allocated using the HLBV method of accounting, the historical FFO we recognized from our unconsolidated entities is not indicative of FFO that we will be allocated to us in the future.

Borrowings of Our Unconsolidated Entities

Our unconsolidated entities are subject to the following fixed rate debt:

Unconsolidated entity	Type of loan	Interest rate	Payment	Maturity date	Principal balance at June 30, 2006
Intrawest U.S. Venture	Mortgage loan	5.75%	Monthly principal and interest payment of $289,389	5/20/2015	$45,150,167
Intrawest Canadian Venture	Mortgage loan	5.83%	Monthly interest payment only of $110,880 (1)	12/11/2014	23,756,460
DMC Partnership	Mortgage loan	6.04%	Monthly principal and interest payment of $889,145	9/1/2014	139,262,075
DMC Partnership	Mortgage loan	5.45%	Monthly principal and interest payment of $110,663	9/1/2012	15,810,898
Wolf Partnership	Mortgage loan	6.08%	Monthly interest only of $319,200 (2)	3/1/2013	63,000,000

Total					$286,979,600

FOOTNOTES:

(1)	Amount was converted from Canadian dollars to U.S. dollars at an exchange rate of 0.893 U.S. dollar for $1.00 Canadian dollar as of June 30, 2006 and 0.858 U.S. dollar for $1.00 Canadian dollar as of December 31, 2005. Effective December 2006, monthly principal and interest payments of $134,350 are due until maturity.
(2)	Effective April 1, 2009, monthly principal and interest payments shall be payable on the loan based on a 30-year amortization schedule.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following table presents our contingent commitments and contractual obligations and the related payment periods as of June 30, 2006:

	Payments due in
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Line of credit	$7,280,859	$—	$—	$—	$7,280,859
Contingent purchase consideration (1)	—	9,750,000	—	—	9,750,000
Loan funding commitments (2)	—	20,000,000	—	—	20,000,000
DMC capital commitments (3)	4,631,543	—	—	—	4,631,543
Note payable (principal and interest) (4)	—	—	8,000,000	—	8,000,000
Capital improvements (5)	500,000	17,500,000	—	—	18,000,000

Total contractual obligations	$12,412,402	$47,250,000	$8,000,000	$—	$67,662,402

FOOTNOTES:

(1)	In connection with the purchase of the resort village property located at Copper Mountain, Colorado, the CNL Retail Village Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million. We have guaranteed the payment of the contingent purchase price to Intrawest on behalf of the CNL Retail Village Partnership.

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

(2)	Pursuant to the loan agreement, we agreed to provide financing of up to $40.0 million in connection to the development of the infrastructure of an Orvis branded lifestyle community in Granby, Colorado. As of June 30, 2006, we have funded $20.0 million. See description above under Item 2. “Mortgages and Other Notes Receivable” for more details.
(3)	We have committed to fund our share of costs for development of the Trade Mart Expansion at the Dallas Market Center. This amount represents our remaining share of the approximately $17.0 million in total expected development costs. As of June 30, 2006, we had contributed approximately $12.4 million to date.
(4)	On June 22, 2006, we acquired the Bretton Woods Mountain Resort in northern New Hampshire for $45.0 million. Pursuant to the purchase and sale agreement, we paid $38.5 million upon closing and signed a promissory note for the remaining balance of $6.5 million. The note bears interest at an annual interest rate of 5.769%. Interest accrues until maturity on June 19, 2010 at which time total amount of principal and interest are due and payable.
(5)	We have committed to invest approximately $500,000 in improvements to the South Mountain property. In addition, we have also agreed to the fund an additional $17.5 million for improvements to the Bretton Woods property during the next three years, which we expect to finance.

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

As of June 30, 2006, we had a note payable of $6.5 million that bears interest at a fixed rate, which does not subject us to interest rate volatility. Additionally, on March 24, 2006, we closed on a $20.0 million revolving line of credit with Colonial Bank, N.A. The line replaced a previously existing $5.0 million line of credit with Branch Banking & Trust Company and will primarily be used for working capital needs, to temporarily fund distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR (approximately 5.33% on June 30, 2006) plus 2.25% and has a term of two years with monthly payments of interest only and principal due at maturity on March 24, 2008. As of June 30, 2006, borrowings outstanding under the line of credit were approximately $7.3 million. The balance outstanding on our previous line of credit at December 31, 2005 was approximately $4.5 million.

As of June 30, 2006, we have made four loans in the aggregate amount of approximately $54.8 million. See description above under Item 2. “Mortgages and Other Notes Receivable”. On one such loan we are entitled to receive interest based on the one-month LIBOR. LIBOR on June 30, 2006 was approximately 5.33% in comparison to 4.74% on March 10, 2006 the date we acquired the loan. We estimate that a decrease in LIBOR of one percent would have resulted in a decrease in interest income of $37,397 for the quarter ended June 30, 2006. This information is provided to indicate our exposure to interest rate change and it is not intended to predict future results. Our actual results will likely vary. The other three loans entitle us to receive interest at fixed rates.

We are exposed to foreign currency exchange rate fluctuations as a result of owning and leasing one property in Canada. Our lease payments under the triple net lease are denominated in Canadian dollars. However, management does not believe this to be a significant risk or that it would result in a significant impact to the overall results of operations.

We are also indirectly exposed to foreign currency risk related to our investment in unconsolidated Canadian entities. However, we believe our risk of foreign exchange loss and exposure to credit and interest rate risks are adequately mitigated as a result of our right to receive a preferred return on our investment from our investments in our unconsolidated entities.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings – None

Item 1A. Risk Factors

The following additional risk factors have been included in our Post-Effective Amendment Number One dated July 3, 2006 to our Prospectus, dated April 4, 2006:

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; maintenance of our Investment Company Act exemption imposes limits on our operations. We are not registered as an investment company under the Investment Company Act of 1940, as amended, based on exclusions that we believe are available to us. We have conducted our operations and intend to continue to conduct our operations so as not to become regulated as an investment company under the Investment Company Act. We believe that there are a number of exemptions under the Investment Company Act that may be applicable to us.

If we fail to maintain an exemption or other exclusion from registration as an investment company, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid registering as an investment company or (b) to register as an investment company. If we were registered as an investment company, we would have to comply with a variety of substantive requirements that would:

•	place limits on our capital structure;

•	impose restrictions on specified investments;

•	prohibit transactions with affiliates;

•	require us to change the composition of our board of directors; and

•	require us to comply with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate assets or real estate related assets. These investments must be made within a year after the offering ends. If we are unable to invest a significant portion of the proceeds of this offering in real estate assets within one year of terminating the offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. Doing so would likely reduce the cash available for distribution to you.

Further, to maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. To avoid regulation as an investment company, we must be engaged primarily in a business other than that of owning, holding, trading or investing in securities. We may invest in assets that are determined to be securities rather than interests in, or liens upon, real estate. If a sufficient amount of our assets were determined to be securities instead of interests in, or liens upon, real estate, we would be required to register as an investment company.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court was to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business. Also, because affiliate transactions are prohibited under the Investment Company Act, failure to maintain our exemption would force us to terminate our Advisory Agreement and all other agreements with affiliates. Any of these results would be likely to have a material adverse effect on our business, our financial results and our ability to make distributions to stockholders.

Compliance with the Americans with Disabilities Act may reduce our expected distributions. Under the Americans with Disabilities Act, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected.

Terrorist attacks and other acts of violence or war may affect the markets in which we operate our operations and our profitability. Terrorist attacks may negatively affect our operations and your investment. We may acquire real estate assets located in areas that are susceptible to attack. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to you.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Unregistered Securities

As of June 30, 2006, we sold approximately $574.9 million (57,609,844 shares), in connection with our offerings, including approximately $11.7 million (1,235,328 shares) purchased through our distribution reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the advisor for $200,000 preceding the commencement of the 1st Offering or the 117,708 restricted common shares for $1.2 million issued in December 2004 to CNL Financial Group, Inc., a company affiliated with our advisor and wholly owned indirectly by our chairman of the board and his wife. As of June 30, 2006, we incurred the following aggregate expenses in connection with the issuance of our registered securities on both offerings:

Selling commissions	$36,479,295
Marketing support fee and due diligence expenses	14,201,193
Offering costs and expenses	23,889,804

Offering and stock issuance costs (1)	$74,570,292

FOOTNOTES:

(1)	The total amount of selling commissions, marketing support fees, due diligence expense reimbursements and other organizational and offering expenses are subject to an expense cap and may not exceed 13% of the gross offering proceeds. We are not obligated to pay our advisor or certain of its affiliates costs that exceed the 13% limitation. As of June 30, 2006, there were no offering costs in excess of the 13% limitation that had been billed to us.

Selling commissions, marketing support fee and due diligence expenses are paid to CNL Securities Corp., an affiliate of our advisor which acts as our managing dealer, and a substantial portion of the selling commissions, marketing support fee and all of the due diligence expenses are reallowed to third party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $500.3 million at June 30, 2006. As of June 30, 2006, we invested approximately $385.5 million in properties, loans and other permitted investments.

Our 1st Offering was terminated on March 31, 2006, and on April 4, 2006 our 2nd Offering became effective pursuant to a registration statement on Form S-11 under the Securities Act of 1933 (Commission File No. 333-128662). The net offering proceeds raised pursuant to our 2nd Offering will be used for general corporate purposes, including, but not limited to, the acquisition of interests in additional properties or real estate investments, repayment of debt, funding of redemptions under our share redemption program and other fees and expenses.

Redemption of Shares

Pursuant to the redemption of shares provisions of our prospectus dated April 18, 2005, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of our outstanding common stock at the beginning of such 12-month period. For the quarter ended June 30, 2006, we have redeemed the following shares:

Period	Total Number of Shares Redeemed	Average Price Per Share	Amount
April 1– June 30, 2006	34,336	$9.51	326,595

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1, 2006 through April 30, 2006	34,336	$9.51	34,336	842,744
May 1, 2006 through May 31, 2006	—	—	—	842,744
June 1, 2006 through June 30, 2006	—	—	—	842,744

Total	34,336		34,336

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held in Orlando, Florida on June 20, 2006.

(b)	Each of our five directors was re-elected. Those directors are: Bruce Douglas, Dennis N. Folken, Robert J. Woody, Robert A. Bourne and James M. Seneff, Jr.

(c)	The meeting was held for the purpose of (i) electing the board of directors and (ii) to transact such other business as may properly have come before the meeting or any adjournment or postponement thereof.

The two proposals were submitted to a vote of stockholders and received votes as follows:

1.	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
Bruce Douglas	28,011,923	417,301
Dennis N. Folken	28,011,437	417,787
Robert J. Woody	28,016,003	413,221
Robert A. Bourne	28,010,881	418,343
James M. Seneff, Jr.	28,012,226	416,998

2.	To transact such other business as may properly have come before the meeting or any adjournment or postponement thereof:

For	Against	Abstentions
26,953,014	350,669	1,125,541

Item 5. Other Information – None

Item 6. Exhibits

The following documents are filed or incorporated as part of this report.

4.7	Form of Redemption Plan (Previously filed as Exhibit 4.6 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.1	Form of Escrow Agreement (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.2	Form of Advisory Agreement (Previously filed as Exhibit 10.2 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.3	Sub-Permit and Lease Agreement dated as of May 26, 2006 by and between R&H US Canadian Cypress Limited in its capacity as the trustee of the Cypress Jersey Trust as Landlord and Cypress Bowl Recreations Limited Partnership as Tenant (Previously filed as Exhibit 10.1 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.4	Personal Property Sublease Agreement dated as of May 18, 2006 by and between CNL Personal Property TRS ULC as Lessor and Cypress Bowl Recreations Limited Partnership as Lessee (Previously filed as Exhibit 10.2 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.5	Asset Purchase Agreement dated as of January, 20 2006 between MWH Preservation Limited Partnership and CNL Income Properties, Inc. (Previously filed as Exhibit 10.40 to Post-Effective Amendment No. One to the Registration Statement on Form S-11(File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.6	First Amendment to Asset Purchase Agreement dated as of April 25, 2006 between MWH Preservation Limited Partnership and CNL Income Properties, Inc. (Previously filed as Exhibit 10.41 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.7	Second Amendment to Asset Purchase Agreement dated as of June 22, 2006 between MWH Preservation Limited Partnership and CNL Income Properties, Inc. (Previously filed as Exhibit 10.42 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.8	Lease Agreement dated as of June 22, 2006 between CNL Income Bretton Woods, LLC and BW Resort Management Company, LLC (Previously filed as Exhibit 10.43 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.9	Personal Property Lease Agreement dated as of June 22, 2006 between CNL BW TRS Corp. and BW Resort Management Company, LLC. (Previously filed as Exhibit 10.44 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.10	Promissory Note dated June 22, 2006 of CNL Income Bretton Woods, LLC in favor of MWH Preservation Limited Partnership (Previously filed as Exhibit 10.45 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of August, 2006.

CNL INCOME PROPERTIES, INC.

By:	/s/ R. Byron Carlock, Jr.
R. BYRON CARLOCK, JR.
President and Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammie A. Quinlan
TAMMIE A. QUINLAN
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)