Form 10-Q
period 2006-09-30
CNL INCOME PROPERTIES INC
filed 2006-11-13
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of common stock outstanding as of November 6, 2006 was 81,020,504.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS

Real estate investment properties under operating leases, net	$148,881,005	$20,952,902
Investments in unconsolidated entities	178,177,539	207,150,838
Mortgages and other notes receivable	54,139,185	3,171,083
Cash	176,685,210	93,804,681
Restricted cash	619,703	—
Short-term investment	8,000,000	—
Accounts and other receivables	2,250,532	72,715
Distributions receivable from unconsolidated entities	2,940,660	4,873,746
Prepaid expenses and other assets	11,150,555	6,769,142

Total Assets	$582,844,389	$336,795,107

LIABILITIES AND STOCKHOLDERS’ EQUITY

Due to affiliates	$9,354,008	$7,057,233
Line of credit	8,396,184	4,503,563
Notes payable	6,837,892	—
Security deposits	3,050,449	—
Accounts payable and accrued expenses	1,113,524	602,481

Total Liabilities	28,752,057	12,163,277

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 65,216,726 and 38,002,550 shares issued and 65,069,731 and 37,978,357 shares outstanding as of September 30, 2006 and December 31, 2005, respectively	650,697	379,784
Capital in excess of par value	565,796,837	329,620,995
Accumulated earnings	20,795,843	5,900,168
Accumulated distributions	(32,759,455)	(11,269,117)
Accumulated other comprehensive loss	(391,590)	—

	554,092,332	324,631,830

Total Liabilities and Stockholders’ Equity	$582,844,389	$336,795,107

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Rental income from operating leases	$4,705,241	$—	$7,529,142	$—
Interest income on mortgages and other notes receivable	1,873,594	1,417	3,955,014	1,417

Total revenue	6,578,835	1,417	11,484,156	1,417

Expenses:
Asset management fees to advisor	1,414,788	811,193	3,634,063	1,802,145
General and administrative	1,945,024	800,284	4,407,073	1,755,042
Depreciation and amortization	2,542,266	—	3,718,961	—

Total expenses	5,902,078	1,611,477	11,760,097	3,557,187

Operating income (loss)	676,757	(1,610,060)	(275,941)	(3,555,770)

Other income (expense):
Interest and other income	1,783,266	442,126	4,941,469	799,195
Interest expense and loan cost amortization	(248,288)	(19,647)	(419,601)	(44,163)
Equity in earnings of unconsolidated entities	3,828,678	2,979,572	10,649,748	7,461,670

Total other income	5,363,656	3,402,051	15,171,616	8,216,702

Net income	$6,040,413	$1,791,991	$14,895,675	$4,660,932

Earnings per share of common stock (basic and diluted)	$0.10	$0.09	$0.28	$0.29

Weighted average number of shares of common stock outstanding (basic and diluted)	61,073,005	21,031,765	53,077,692	15,944,406

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2006 and Year Ended December 31, 2005

(UNAUDITED)

			Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Common Stock
	Number of Shares	Par Value
Balance at December 31, 2004	8,838,978	$88,390	$76,719,939	$(683,263)	$(1,172,688)	$—	$74,952,378
Subscriptions received for common stock through public offering and reinvestment plan	29,163,572	291,636	290,881,372	—		—	291,173,008
Redemption of common stock	(24,193)	(242)	(229,592)	—		—	(229,834)
Stock issuance and offering costs	—	—	(37,750,724)	—		—	(37,750,724)
Net income	—	—	—	6,583,431	—	—	6,583,431
Distributions, declared and paid ($0.5354 per share)	—	—	—	—	(10,096,429)	—	(10,096,429)

Balance at December 31, 2005	37,978,357	$379,784	$329,620,995	$5,900,168	$(11,269,117)	$—	$324,631,830

Subscriptions received for common stock through public offering and reinvestment plan	27,214,176	272,141	271,446,519	—		—	271,718,660
Redemption of common stock	(122,802)	(1,228)	(1,163,018)	—		—	(1,164,246)
Stock issuance and offering costs			(34,107,659)	—		—	(34,107,659)
Net income	—	—	—	14,895,675		—	14,895,675	$14,895,675
Distributions, declared and paid ($0.4147 per share)	—	—	—	—	(21,490,338)	—	(21,490,338)
Foreign currency translation adjustment	—	—	—	—	—	(391,590)	(391,590)	(391,590)

Total comprehensive income								$14,504,085

Balance at September 30, 2006	65,069,731	$650,697	$565,796,837	$20,795,843	$(32,759,455)	$(391,590)	$554,092,332

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$21,135,321	$1,136,796

Investing activities:
Acquisition of real estate	(119,239,877)	—
Investments in unconsolidated entities	(14,719,858)	(73,503,837)
Distribution of loan proceeds from unconsolidated entity	43,702,314	—
Investments in mortgage loan receivable, net of repayment	(48,800,000)	(3,000,000)
Decrease in deposits on properties	100,000	—
Acquisition fees and costs	(11,992,914)	(13,111,916)
Short-term investment	(8,000,000)	—
Increase in restricted cash	(619,703)	—

Net cash used in investing activities	(159,570,038)	(89,615,753)

Financing activities:
Subscriptions received from stockholders	271,718,660	160,387,575
Redemptions	(1,164,246)	—
Stock issuance costs	(31,112,193)	(19,771,024)
Borrowings under line of credit, net of payments	3,892,621	2,784,299
Payment of loan costs	(137,668)	(38,050)
Distributions to stockholders	(21,490,338)	(6,092,865)

Net cash provided by financing activities	221,706,836	137,269,935

Effect of exchange rate fluctuation on cash	(391,590)	—

Net increase in cash	82,880,529	48,790,978
Cash at beginning of period	93,804,681	36,710,117

Cash at end of period	$176,685,210	$85,501,095

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$867,267	$—

Allocation of acquisition fees to real estate investments	$4,949,610	$—

Allocation of acquisition fees to mortgages and other notes payable	$2,072,000	$—

Allocation of acquisition fees to investments in unconsolidated entities	$—	$3,583,567

Supplemental disclosure of non-cash financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$1,336,185	$1,640,481

Redemption of stock received but not paid	$—	$229,834

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments related to interests in real estate and may purchase equity and other interests in financings. In addition, the Company may invest up to 10% of its assets in businesses that provide services, or are otherwise ancillary, to the types of properties in which it is permitted to invest. As of September 30, 2006, the Company has invested in retail and commercial properties at seven resort villages, one merchandise mart, two waterpark resorts, two outdoor waterparks, three golf courses, one dealership, one sky lift attraction, two ski properties and has three outstanding loans.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim period presented. Operating results for the quarter and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. Amounts as of December 31, 2005 included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

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

Real Estate Investment Properties – Real estate properties are generally comprised of land, buildings and improvements, leasehold interests, and equipment and are recorded at historical cost. Depreciation is computed using the straight-line method of accounting over the estimated useful lives of the related assets. Buildings and improvements are depreciated over the lesser of 39 years or the remaining life of the ground lease including renewal options and leasehold interests and equipment are depreciated over their estimated useful lives. When the properties or equipment are sold, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss from sale will be reflected in the Company’s results of operations.

Intangible Assets – Amortization of intangible assets, such as in-place leases and above and below market leases, are computed using the straight-line method of accounting over the lease term. Intangible assets with indefinite lives are not amortized. Intangible assets have been included in prepaid expenses and other assets in the accompanying unaudited condensed consolidated balance sheet and totaled approximately $1.1 million as of September 30, 2006. Amortization expense related to intangible assets was $17,393 during the nine months ended September 30, 2006.

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

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Restricted Cash – Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties. The Company’s restricted cash balances as of September 30, 2006 and December 31, 2005 were $619,703 and zero dollars, respectively.

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

Reclassifications – Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

New Accounting Pronouncements – In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

3.	Real Estate Investment Properties:

During the nine months ended September 30, 2006, the Company acquired the following real estate investment properties and entered into long-term triple-net leases with third-party tenants:

Property	Location	Date of Acquisition	Purchase Price
Hawaiian Falls Waterparks	Garland and The Colony, Texas	4/21/06	$12,125,000
Route 66 Harley-Davidson Dealership	Tulsa, Oklahoma	4/27/06	6,500,000
Palmetto Hall Plantation Club	Hilton Head, South Carolina	4/27/06	7,600,000
Cypress Mountain Ski Area	Vancouver, British Columbia	5/30/06	27,500,000
Raven Golf Club at South Mountain	Phoenix, Arizona	6/09/06	12,750,000
Bretton Woods Mountain Resort	Bretton Woods, New Hampshire	6/23/06	45,000,000
Bear Creek Golf Course	Dallas, Texas	9/08/06	11,100,000

Total			$122,575,000

As of September 30, 2006 and December 31, 2005, real estate investment properties under operating leases consisted of the following:

	September 30, 2006	December 31, 2005
Land & land improvements	$37,027,088	$—
Leasehold interest	41,940,296	19,674,026
Buildings	41,639,208	162,700
Equipment	31,993,205	1,133,400
Less: accumulated depreciation	(3,718,792)	(17,224)

	$148,881,005	$20,952,902

4.	Investment in Unconsolidated Entities:

As of September 30, 2006 and December 31, 2005, the Company owned investments in unconsolidated entities accounted for under the equity method of accounting with carrying values totaling approximately $178.2 million and $207.2 million, respectively. The unconsolidated entities are engaged in the business of owning and leasing real estate. The Company contributed approximately $11.8 million to the DMC Partnership during the nine months ended September 30, 2006 for the expansion of the DMC property as further discussed in Note 12. Additionally, during the nine months ended September 30, 2006, the Company received a distribution of approximately $43.7 million representing its share of proceeds from the $63.0 million debt financing obtained by the Wolf Partnership. As of September 30, 2006 and December 31, 2005, the Company had distributions receivable of approximately $2.9 million and $4.9 million, respectively from its unconsolidated entities.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

4.	Investment in Unconsolidated Entities (Continued):

Under the hypothetical liquidation at book value method of accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. The following presents the condensed financial information for the unconsolidated entities for the quarter and nine months ended September 30, 2006 and 2005 (in thousands):

	Quarter Ended September 30, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$11,621	$6,585	$3,900	$22,106
Property operating expenses	(8,050)	(172)	(2,015)	(10,237)
Depreciation & amortization expenses	(1,676)	(1,942)	(1,358)	(4,976)
Interest expense & loan cost amortization	(1,015)	(2,096)	(1,404)	(4,515)
Interest and other income	4	5	129	138

Net income (loss)	$884	$2,380	$(748)	$2,516

Income (loss) allocable to other venture partners (1)	$269	$(83)	$(1,783)	$(1,597)

Income allocable to the Company (1)	$615	$2,463	$1,035	$4,113
Amortization of capitalized costs	(102)	(120)	(62)	(284)

Equity in earnings of unconsolidated entities	$513	$2,343	$973	$3,829

Distributions declared to the Company (2)	$—	$2,815	$1,144	$3,959

Distributions received by the Company (2)	$—	$2,694	$1,282	$3,976

	Quarter Ended September 30, 2005
	Wolf Partnership (3)	DMC Partnership	Intrawest Venture	Total
Revenue	$—	$6,155	$4,161	$10,316
Property operating expenses	—	(139)	(1,651)	(1,790)
Depreciation & amortization expenses	—	(1,939)	(1,470)	(3,409)
Interest expense & loan cost amortization	—	(2,410)	(1,392)	(3,802)
Interest and other income	—	1	43	44

Net income (loss)	$—	$1,668	$(309)	$1,359

Loss allocable to other venture partners (1)	$—	$(347)	$(1,449)	$(1,796)

Income allocable to the Company (1)	$—	$2,015	$1,140	$3,155
Amortization of capitalized costs	—	(113)	(62)	(175)

Equity in earnings of unconsolidated entities	$—	$1,902	$1,078	$2,980

Distributions declared to the Company (2)	$—	$2,239	$1,455	$3,694

Distributions received by the Company (2)	$—	$1,598	$861	$2,459

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

4.	Investment in Unconsolidated Entities (Continued):

	Nine Months Ended September 30, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$30,832	$22,243	$12,206	$65,281
Property operating expenses	(23,641)	(603)	(5,761)	(30,005)
Depreciation & amortization expenses	(4,663)	(5,887)	(4,183)	(14,733)
Interest expense & loan cost amortization	(2,096)	(6,463)	(4,268)	(12,827)
Interest and other income	61	9	570	640

Net income (loss)	$493	$9,299	$(1,436)	$8,356

Income (loss) allocable to other venture partners (1)	$(309)	$2,258	$(4,927)	$(2,978)

Income allocable to the Company (1)	$802	$7,041	$3,491	$11,334
Amortization of capitalized costs	(131)	(373)	(180)	(684)

Equity in earnings of unconsolidated entities	$671	$6,668	$3,311	$10,650

Distributions declared to the Company (2)	$1,535	$7,963	$2,729	$12,227

Distributions received by the Company (2)	$3,517	$7,936	$2,707	$14,160

	Nine Months Ended September 30, 2005
	Wolf Partnership (3)	DMC Partnership	Intrawest Venture	Total
Revenue	$—	$14,555	$12,050	$26,605
Property operating expenses	—	(321)	(4,810)	(5,131)
Depreciation & amortization expenses	—	(4,614)	(4,325)	(8,939)
Interest expense & loan cost amortization	—	(5,727)	(4,290)	(10,017)
Interest and other income	—	1	63	64

Net income (loss)	$—	$3,894	$(1,312)	$2,582

Loss allocable to other venture partners (1)	$—	$(614)	$(4,693)	$(5,307)

Income allocable to the Company (1)	$—	$4,508	$3,381	$7,889
Amortization of capitalized costs	—	(291)	(136)	(427)

Equity in earnings of unconsolidated entities	$—	$4,217	$3,245	$7,462

Distributions declared to the Company (2)	$—	$4,508	$3,382	$7,890

Distributions received by the Company (2)	$—	$2,269	$2,153	$4,422

FOOTNOTES:

(1)	Income is allocated to the Company under the hypothetical liquidation at book value method of accounting.
(2)	The Company receives interest payments from a loan made to the Intrawest Venture in connection with two Canadian properties. These payments are reflected as distributions received from unconsolidated entities. The amount excludes the capital distribution of approximately $43.7 million from the Wolf Partnership during the nine months ended September 30, 2006 as discussed above.
(3)	The Wolf Partnership was formed in October 2005 and accordingly did not have operations during the quarter and nine months ended September 30, 2005.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

4.	Investment in Unconsolidated Entities (Continued):

The following presents the condensed financial information for the unconsolidated entities as of September 30, 2006 and December 31, 2005 (in thousands):

	As of September 30, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Real estate assets, net	$111,195	$249,280	$107,391	$467,866
Intangible assets, net	562	11,043	3,446	15,051
Other assets	6,589	8,479	7,385	22,453
Mortgages and other notes payable	63,000	154,439	79,914	297,353
Other liabilities	6,028	4,454	7,465	17,947
Partners’ capital	49,318	109,909	30,843	190,070

Difference between carrying amount of investment and the Company’s share of partners’ capital	2,718	5,928	3,241	11,887

Carrying amount of investment (1)	37,481	95,698	44,999	178,178

Percentage of ownership at end of reporting period	70.0%	80.0%	80.0%

	As of December 31, 2005
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Real estate assets, net	$101,485	$238,969	$110,128	$450,582
Intangible assets, net	689	11,286	4,138	16,113
Other assets	18,710	4,217	5,727	28,654
Mortgages and other notes payable	—	156,389	79,504	235,893
Other liabilities	9,284	3,953	6,886	20,123
Partners’ capital	111,600	94,130	33,603	239,333

Difference between carrying amount of investment and the Company’s share of partners’ capital	1,437	6,278	3,376	11,091

Carrying amount of investment (1)	79,557	83,419	44,175	207,151

Percentage of ownership at end of reporting period	70.0%	80.0%	80.0%

FOOTNOTES:

(1)	The carrying amount of the Company’s investment includes a loan made to the Intrawest Venture in connection with two Canadian properties.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

5.	Offerings and Stock Issuance Costs:

On April 16, 2004, the Company began the offering and sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “1st Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. On March 31, 2006, the 1st Offering was terminated, and on April 4, 2006, the Company commenced a second offering for sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “2nd Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The 2nd Offering is expected to continue until April 2008 unless terminated earlier. The Company incurs costs in connection with the offerings and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the offerings. As of September 30, 2006, the Company has raised approximately $649.6 million in proceeds and incurred stock issuance costs of approximately $83.1 million in connection with the offerings.

6.	Mortgages and Other Notes Receivable:

On August 14, 2006, the Company received repayment of principal and interest on a $3.0 million mortgage loan from Consolidated Conversion, LLC. As of September 30, 2006, the Company has the following loans outstanding:

Borrower and Description of Property	Date of Loan Agreement	Maturity date	Interest Rate		Loan Principal Amount	Accrued Interest
Plaza Partners, LLC (hotel conversion)	2/28/2006	2/28/2007	15.0	%(1)	$16,800,000	$122,500
Mizner Court Holdings, LP (condominium conversion)	3/10/2006	11/9/2007	LIBOR + 7.0	%(2)	$15,000,000	$113,025
Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009	13.5	% (3)	$20,000,000	$—

FOOTNOTES:

(1)	Pursuant to the loan agreement, the loan requires monthly interest payments based on an annual percentage rate of 8.75% with the remaining 6.25% becoming due and payable upon the loan’s maturity. The term of the loan may be extended by the borrower for up to two additional six-month periods. The loan is collateralized by a first mortgage on the property.
(2)	The loan was purchased from Column Financial, Inc., as former lender, to Mizner Court Holdings, LP. Mizner Court Holdings, LP is a partnership owned by a subsidiary of GE Capital called GEBAM, Inc. and by Stoltz Mizner Court, LP. The mezzanine loan is collateralized by a pledge of all the partnership interests in Mizner Court, LP and is guaranteed as to interest payments and as to completion by Morris L. Stoltz II.
(3)	Pursuant to the loan agreement, the Company agreed to provide financing up to $40.0 million in connection with the development of the infrastructure of an Orvis-branded lifestyle community in Granby, Colorado. As of September 30, 2006, the Company had advanced $20.0 million. The loan requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The term of the loan may be extended by the borrower up to 12 months. The loan may not be prepaid during the first year. The loan is collateralized by a first mortgage on a portion of the Granby property. The loan is personally guaranteed by the principals of Shorefox Development, LLC until $10.0 million in infrastructure is completed. Loan origination fees of $400,000 were paid to the Company in connection with making this loan. This amount was recorded as a reduction in the value of the note receivable on the accompanying condensed consolidated balance sheet and is being amortized into interest income over the initial term of the loan.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

6.	Mortgages and Other Notes Receivable (Continued):

The Company records acquisition fees incurred in connection with making the loans as part of the mortgages and other notes receivable balance and amortizes the amounts as a reduction of interest income over the term of the notes. As of September 30, 2006 and December 31, 2005, acquisition fees, net of accumulated amortization, were $1,364,677 and $100,000, respectively and loan origination costs, net of accumulated amortization, were $325,323 and zero, respectively. The deferred portion of interest receivable as of September 30, 2006 and December 31, 2005, totaling $1,064,306 and $49,833, respectively, is also included in the mortgages and other notes receivable balance.

7.	Line of Credit:

On March 24, 2006, the Company obtained a $20.0 million revolving line of credit from Colonial Bank, N.A. The line of credit replaced a previously existing $5.0 million line of credit obtained from Branch Banking & Trust Company and is used for working capital , to temporarily fund distributions to stockholders and to bridge financing on real estate investments. The line of credit is unsecured and bears interest at a rate of 30-day LIBOR (approximately 5.32% on September 29, 2006) plus 2.25%. The line of credit has a term of two years with monthly payments of interest only and principal due at maturity on March 24, 2008. As of September 30, 2006, borrowings outstanding under the line of credit were approximately $8.4 million. The balance outstanding on the previous line of credit at December 31, 2005 was approximately $4.5 million. The terms of the line of credit require the Company to meet certain customary financial covenants and ratios including (a) a total permanent debt to total assets ratio of no more than 65%, (b) a tangible net worth of no less than $200.0 million and (c) a ratio of distributions to funds from operations of no more than 110%. The Company was in compliance with these covenants at September 30, 2006. Additionally, the Company is required to maintain a zero balance on the line of credit for a 30-day period during the first quarter of each year beginning in 2007.

8.	Notes Payable:

As of September 30, 2006 the Company had the following notes payable:

Description	Principal	Interest Rate	Terms
Note payable to seller in connection with the acquisition of Bretton Woods	$6,500,000	5.77%	All principal and interest due on June 19, 2010. The Company has obtained a letter of credit collateralized by an $8.0 million certificate of deposit.
Note payable to seller in connection with the acquisition of Bretton Woods	$337,892	5.20%	All principal and interest due on June 19, 2009.

9.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with CNL Income Corp., which is both a stockholder of the Company and its advisor, and CNL Securities Corp., which is the managing dealer for the Company’s public offering. The Company’s chairman of the board indirectly owns a controlling interest in the parent company of the advisor. These affiliates receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management and sale of the Company’s assets.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

9.	Related Party Arrangements (Continued):

During the quarters and nine months ended September 30, 2006 and 2005, CNL Securities Corp. earned fees and incurred reimbursable expenses as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Selling commissions	$5,199,756	$3,928,204	$17,790,744	$10,129,456
Marketing support fee & due diligence expense reimbursements	2,228,467	1,511,829	7,229,713	3,907,693

Total	$7,428,223	$5,440,033	$25,020,457	$14,037,149

The managing dealer is entitled to selling commissions of up to 6.5% and 7.0% of gross offering proceeds and marketing support fees of 2.5% and 3.0% of gross offering proceeds, in connection with the 1st and 2nd Offerings, respectively, as well as actual expenses of up to 0.10% incurred in connection with due diligence. A substantial portion of the selling commissions and marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker dealers.

During the quarters and nine months ended September 30, 2006 and 2005, the advisor and its affiliates earned fees and incurred reimbursable expenses as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Acquisition fees (1):
Acquisition fees from offering proceeds	$2,196,600	$1,857,935	$8,076,989	$4,814,081
Acquisition fees from debt proceeds	—	38,049	1,323,000	4,946,948

Total	2,196,600	1,895,984	9,399,989	9,761,029

Asset management fees (2):	1,414,788	811,193	3,634,063	1,802,145
Reimbursable expenses (3):
Offering costs (4)	1,106,663	4,628,079	9,087,202	8,602,835
Acquisition costs	795,148	498,579	2,148,156	1,077,662
Operating expenses (reimbursements)	563,783	303,945	934,837	784,536

Total	2,465,594	5,430,603	12,170,195	10,465,033

Total fees earned and reimbursable expenses	$6,076,982	$8,137,780	$25,204,247	$22,028,207

FOOTNOTES:

(1)	Acquisition fees for services in the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	Asset management fees are 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus dated April 4, 2006 and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisition, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year as defined in the advisory agreement. For the expense year ended September 30, 2006, operating expenses did not exceed the Expense Cap.
(4)	In accordance with the Company’s amended and restated articles of incorporation, the total amount of certain offering, organizational and stock issuance costs that the Company pays may not exceed 13% of the aggregate offering proceeds. As of December 31, 2005, approximately $4.6 million in offering costs had been incurred in excess of the 13% limitation that subsequently became payable within the 13% cap as offering proceeds were received during the nine months ended September 30, 2006.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

9.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows:

	September 30, 2006	December 31, 2005
Due to the advisor and its affiliates:
Offering expenses	$5,986,184	$3,136,789
Asset management fees	470,763	300,489
Operating expenses	317,722	734,970
Acquisition fees and expenses	867,267	1,318,983

Total	$7,641,936	$5,491,231

Due to CNL Securities Corp:
Selling commissions	$1,199,037	$1,131,002
Marketing support fees and due diligence expense reimbursements	513,035	435,000

Total	$1,712,072	$1,566,002

Total due to affiliates	$9,354,008	$7,057,233

The Company also maintains accounts at a bank in which the Company’s chairman and a member of its board of directors serve as directors and in which CNL Financial Group, an affiliate of the Advisor, is a stockholder. The Company has deposits of approximately $5.0 million at this bank as of September 30, 2006 and zero as of December 31, 2005.

10.	Redemption of Shares:

During the quarter and nine months ended September 30, 2006, the Company redeemed 61,994 and 122,802 shares for an average price of approximately $9.47 and $9.48 per share for a total of $587,320 and $1.2 million, respectively. As of September 30, 2006, the Company has redeemed a total of 146,995 shares, at an average price of approximately $9.48 per share, for a total of $1.4 million.

11.	Distributions:

The Company declared and paid distributions of approximately $21.5 million ($0.4147 per share) for the nine months ended September 30, 2006.

For the nine months ended September 30, 2006, approximately 74.9% of the distributions paid to the stockholders were considered ordinary income and approximately 25.1% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization of distributions declared for the quarter and nine months ended September 30, 2006 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2006.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

12.	Commitments & Contingencies:

On October 12, 2005, the Company, through the DMC Partnership with DMC, entered into a memorandum of understanding and a development agreement to develop an approximately 500,000 square foot lighting center expansion (160,000 leasable square feet) at the Dallas Trade Mart (the “Trade Mart Expansion”) at the DMC property. The total construction costs are expected to be approximately $21.3 million. The Company’s total contribution to the DMC Partnership for the Trade Mart Expansion is estimated to be approximately $17.0 million and will be made in accordance with the current partnership structure. As of September 30, 2006, the Company had contributed approximately $15.3 million and its partner had contributed approximately $3.8 million. The remaining costs will be funded over the remainder of the development period. The Trade Mart Expansion is expected to be completed in early 2007 and will be leased to an affiliate of DMC.

As discussed in Note 6, on March 13, 2006, the Company agreed to provide financing to Shorefox Development, LLC up to $40.0 million in connection with the development of the infrastructure of an Orvis-branded lifestyle community in Granby, Colorado. As of September 30, 2006, the Company has advanced $20.0 million to the project and has committed to fund the remaining $20.0 million during the life of the loan.

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

The Company has committed to invest approximately $500,000 in improvements to the South Mountain property and $17.5 million for improvements at the Bretton Woods property over the next three years. As of September 30, 2006, the Company has spent approximately $374,000 for improvements at the South Mountain property.

13.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0483 per share to stockholders of record at the close of business on October 1, 2006. The board of directors also declared a distribution of $0.0492 per share to stockholders of record at the close of business on November 1, 2006. These distributions are to be paid by December 31, 2006.

Subsequent to September 30, 2006, the Company acquired the following real estate investment properties, all of which have been leased on a long-term triple-net lease to third-party tenants:

Property	Location	Date of Acquisition	Purchase Price
Family Entertainment Centers	11 locations in various states	10/06/2006	$35.0 million
Weston Hills Country Club (1)	Weston, Florida	10/16/2006	35.0 million
Valencia Country Club (2)	Santa Clarita, California	10/16/2006	39.5 million
Talega Golf Club (2)	San Clemente, California	10/16/2006	17.5 million

Total			$127.0 million

FOOTNOTES:

(1)	Upon closing, the Company leased its interest in the Weston Hills property to an existing subsidiary of Heritage Golf, LLC (“Heritage Golf”) under a triple-net lease with an initial lease term of 20 years. Pursuant to the asset purchase agreement, Heritage Golf may receive a supplemental purchase price payment of up to $5.3 million if the Weston Hill property achieves certain financial performance goals in fiscal year 2009.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

13.	Subsequent Events (Continued):

(2)	The Company acquired Heritage West Coast, Inc. (“Heritage West Coast”), an entity formed by Heritage Golf that owns two golf courses: the Valencia Country Club, a private golf club located in Santa Clarita, California and Talega Golf Club, a public golf course located in San Clemente, California. In this acquisition, the Company acquired 100% of the outstanding shares of stock in Heritage West Coast, which is treated for US Federal Income Tax purposes as a corporation taxed under Subchapter C, Title 26 U.S.C. (a “C Corp”). As a result, there was determined to be approximately $2,000,000 of “non-REIT” earnings and profits (“E&P”) which will be distributed as taxable income to the Company’s shareholders sometime during January 2007. Due to the nature of the acquisition, the Company inherited Heritage West Coast’s bases in the underlying assets owned by Heritage West Coast. This could result in a contingent taxable gain (“Built-in Gain”) to the Company of approximately $23,000,000 should the assets be sold prior to the end of a mandated holding period of ten years. Upon closing, the Company leased its interest in the golf courses to Heritage Golf Master Lease, LLC, an entity formed by Heritage Golf to operate the golf courses under triple-net leases with an initial lease term of 20 years. Pursuant to the stock purchase agreement, Heritage Golf may receive supplemental purchase price payments of up to $8.6 million in aggregate, for both properties, if the properties achieve certain financial performance goals in fiscal year 2009.

On October 6, 2006, the Company entered into an agreement for a non-revolving construction line of credit for $20.0 million, including $2.5 million to be set aside as interest reserve, with Colonial Bank, N.A. The line of credit will be used to finance the expansion and improvements to the Bretton Woods Mountain Resort. The non-revolving line of credit is secured by a first real estate mortgage on the Bretton Woods Mountain Resort in New Hampshire and will bear interest at a rate of 30-day LIBOR plus 2.0%, have a term of three years with one one-year extension for a fee and will require monthly payments of interest only and principal due at maturity. The financing is expected to close by the end of fourth quarter 2006.

On October 5, 2006 and October 26, 2006, the Company entered into a commitment for two loans of approximately $16.5 million and $47.2 million with Sun Life Assurance Company of Canada. The $16.5 million loan will be secured by Palmetto Hall Plantation Club, Raven Golf Club at South Mountain and Bear Creek Golf Club and the $47.2 million loan will be secured by Valencia Country Club, Talega Golf Club and Weston Hills Country Club. The loans will bear interest annually, at a fixed rate of 6.18% and 6.33%, respectively, for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period. Prepayments, on both loans, are prohibited for the first two years after which early repayment is subject to a prepayment fee. The Company has provided deposits of $165,450 and $471,500, respectively, in consideration to these commitments. The loans are expected to close by the end of fourth quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the quarters and nine months ended September 30, 2006 and 2005. Amounts as of December 31, 2005 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: conditions affecting the CNL brand name, increased direct competition, changes in general economic conditions, changes in government regulations, changes in local and national real estate conditions, terrorism, extended U.S. military combat operations, our ability to obtain additional lines of credit or permanent financing on satisfactory terms, availability of proceeds from our offering of shares, changes in interest rates, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for mortgage loans, and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

On April 16, 2004, we began the offering and sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “1st Offering”). We commenced active operations on June 23, 2004, when the minimum required offering proceeds were received and funds were released to us from escrow. The activities from August 11, 2003 (our inception) through June 23, 2004 were devoted to the organization of the company. On March 31, 2006, the 1st Offering was terminated and on April 4, 2006, we began the offering and sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “2nd Offering”).

The following table summarizes our public offerings as of September 30, 2006:

	1st Offering		2nd Offering		Total
	Shares	Proceeds (in millions)	Shares	Proceeds (in millions)	Shares	Proceeds (in millions)
Subscriptions received	51,246,465	$513.0	12,163,101	$120.7	63,409,566	$633.7
Subscriptions received pursuant to reinvestment plan	861,879	8.2	807,573	7.7	1,669,452	15.9
Redemptions	(146,995)	(1.4)	—	—	(146,995)	(1.4)

Total	51,961,349	$519.8	12,970,674	$128.4	64,932,023	$648.2

Number of investors	17,505		4,511		22,016

In addition to the shares sold through our public offerings, our advisor purchased 20,000 shares for $200,000 preceding the commencement of our 1st Offering. In December 2004, 117,708 restricted common shares were issued to CNL Financial Group, Inc., a company affiliated with our advisor and wholly-owned indirectly by our Chairman of the board and his wife, for approximately $1.2 million.

We have and will continue to focus our investment activities on and use the proceeds of our offerings primarily for the acquisition, development and ownership of lifestyle properties.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for property acquisitions, loans and other permitted investments and the payment of operating expenses and distributions to stockholders. Generally, our cash needs for items other than property acquisitions will be generated from operations and from our revolving line of credit.

We intend to continue to acquire properties, make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments with proceeds from our public offerings and permanent debt financing to be obtained. If sufficient capital is not raised, it would limit our ability to acquire additional properties, and make or acquire loans or permitted investments. This could impact our ability to pay distributions or raise the distribution rate due to our limited income from operations, unless we choose to borrow to do so. Our ability to acquire properties is in part dependent upon our ability to locate and contract with suitable third-party tenants. The inability to locate suitable tenants may delay our ability to acquire certain properties. Not only are we experiencing increased competition in our targeted asset classes, we are also challenged due to the complex and expensive structures we must use to acquire properties due to the tax and legal requirements of being a REIT. Delays in acquiring properties or making or acquiring loans with the capital raised from our common stock offering dilute our ability to pay distributions to our existing stockholders.

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

We believe that our current and anticipated capital resources, including cash on hand and the availability of funds from our revolving line of credit as well as expected offering and loan proceeds are sufficient to meet our liquidity needs for the coming year.

Common Stock Offerings

As of September 30, 2006, we have received total proceeds of approximately $649.6 million (65,079,018 shares) from investors through our public offerings. For the nine months ended September 30, 2006, we received subscription proceeds of approximately $271.7 million (27,214,176 shares). During the period October 1, 2006 through November 6, 2006, we received additional subscription proceeds of approximately $159.5 million (15,950,773 shares) under our 2nd Offering. We primarily use the capital we raise to acquire properties, make or acquire loans and other permitted investments and to pay fees and expenses in connection with our stock offerings and acquisitions.

Investments in and Distributions from Unconsolidated Entities

As of September 30, 2006, we had invested in properties at ten locations through our unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities. For the nine months ended September 30, 2006 and 2005, we received operating distributions of approximately $14.2 million and $4.4 million, respectively, from the operation of these entities. These distributions are generally received within 45 days after each quarter end. Distributions receivable from our unconsolidated entities as of September 30, 2006 and December 31, 2005 were approximately $2.9 million and $4.9 million, respectively.

The following table summarizes the change in distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership (1)	DMC Partnership (2)	Intrawest Venture (3)	Total
Nine months ended 2006	$1,535	$7,963	$2,729	$12,227
Nine months ended 2005	—	4,508	3,382	7,890

Increase (decrease)	$1,535	$3,455	$(653)	$4,337

FOOTNOTES:

(1)	The Wolf Partnership acquired the properties during the fourth quarter of 2005. The amount excludes the capital distribution of approximately $43.7 million from the Wolf Partnership during the nine months ended September 30, 2006.

(2)	For the nine months ended September 30, 2006 as compared to 2005, the increase in distributions declared is primarily due to the ownership of the World Trade Center and International Floral Gift Center (collectively the DMC property) for the entire nine months ended September 30, 2006. During the same period in 2005, the distributions declared reflect the ownership of the World Trade Center from February 14, 2005 through September 30, 2005 and International Floral Gift Center from May 25, 2005 through September 30, 2005.
(3)	The overall decrease in distributions declared from the Intrawest Venture is primarily due to an increase in working capital reserves which reduced cash available for distribution during the nine months ended September 30, 2006 in comparison to the same period in 2005.

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

We plan to obtain lines of credit in an amount up to $100 million. The lines of credit may be increased at the discretion of our board of directors and may be repaid with offering proceeds, proceeds from the sale of assets and the repayment of loans made, working capital or permanent financing. On March 24, 2006, we obtained a $20.0 million revolving line of credit from Colonial Bank, N.A. The line of credit replaced a previously existing $5.0 million line of credit obtained from Branch Banking & Trust Company and is used for working capital, to temporarily fund distributions to stockholders and to bridge financing on real estate investments. The line of credit is unsecured and bears interest at a rate of 30-day LIBOR (approximately 5.32% on September 29, 2006) plus 2.25%. The line of credit has a term of two years with monthly payments of interest only and principal due at maturity on March 24, 2008. As of September 30, 2006, borrowings outstanding under the line of credit were approximately $8.4 million. The balance outstanding on our previous line of credit at December 31, 2005 was approximately $4.5 million. The terms of the line of credit require us to meet certain customary financial covenants and ratios including (a) a total permanent debt to total assets ratio of no more than 65%, (b) a tangible net worth of no less than $200.0 million and (c) a ratio of distributions to funds from operations of no more than 110%. We were in compliance with these covenants at September 30, 2006. Additionally, we are required to maintain a zero balance on the line of credit for a 30-day period during the first quarter of each year beginning in 2007. We believe we will have sufficient cash on hand or other sources of liquidity available to meet this requirement.

As of September 30, 2006 we had the following notes payable:

Description	Amount	Interest Rate	Terms
Note payable to seller in connection with the acquisition of Bretton Woods	$6,500,000	5.77%	All principal and interest due on June 19, 2010. We have obtained a letter of credit collateralized by an $8.0 million certificate of deposit.
Note payable to seller in connection with the acquisition of Bretton Woods	$337,892	5.20%	All principal and interest due on June 19, 2009.

See the section below titled “Off Balance Sheet and Other Arrangements – Borrowings of Our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

Mortgages and Other Notes Receivable

On August 14, 2006, we have received repayment of principal and interest on a $3.0 million mortgage loan from Consolidated Conversion, LLC. As of September 30, 2006, we have the following loans outstanding:

Borrower and Description of Property	Date of Loan Agreement	Maturity date	Interest Rate		Loan Principal Amount	Accrued Interest
Plaza Partners, LLC (hotel conversion)	2/28/2006	2/28/2007	15.0	%(1)	$16,800,000	$122,500
Mizner Court Holdings, LP (condominium conversion)	3/10/2006	11/9/2007	LIBOR + 7.0	%(2)	$15,000,000	$113,025
Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009	13.5	% (3)	$20,000,000	$—

FOOTNOTES:

(1)	Pursuant to the loan agreement, the loan requires monthly interest payments based on an annual percentage rate of 8.75% with the remaining 6.25% becoming due and payable upon the loan’s maturity. The term of the loan may be extended by the borrower for up to two additional six-month periods. The loan is collateralized by a first mortgage on the property.
(2)	The loan was purchased from Column Financial, Inc., as former lender, to Mizner Court Holdings, LP. Mizner Court Holdings, LP is a partnership owned by a subsidiary of GE Capital called GEBAM, Inc. and by Stoltz Mizner Court, LP. The mezzanine loan is collateralized by a pledge of all the partnership interests in Mizner Court, LP and is guaranteed as to interest payments and as to completion by Morris L. Stoltz II.
(3)	Pursuant to the loan agreement, we agreed to provide financing up to $40.0 million in connection with the development of the infrastructure of an Orvis-branded lifestyle community in Granby, Colorado. As of September 30, 2006, we had advanced $20.0 million. The loan requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The term of the loan may be extended by the borrower up to 12 months. The loan may not be prepaid during the first year. The loan is collateralized by a first mortgage on a portion of the Granby property. The loan is personally guaranteed by the principals of Shorefox Development, LLC until $10.0 million in infrastructure is completed. Loan origination fees of $400,000 were paid to us in connection with making this loan. This amount was recorded as a reduction in the value of the note receivable on the accompanying condensed consolidated balance sheet and its being amortized into interest income over the initial term of the loan.

Two of the loans we have made are for condominium conversion projects in Florida. Since making the loans, the Florida condominium market has softened considerably and, accordingly, our borrowers are evaluating their alternatives. While our borrowers remain current under these loans, if the market conditions continue to decline we may be exposed to additional risk of non-payment and impairment of these loans.

Related Party Arrangements

In accordance with the advisory agreement, the advisor and affiliates are entitled to receive certain fees and reimbursable expenses in connection with our offerings. These fees and reimbursable expenses include: selling commissions on gross offering proceeds, a marketing support fee on gross offering proceeds and reimbursement of actual expenses incurred in connection with due diligence of the offering. The managing dealer is entitled to selling commissions of up to 6.5% and 7.0% of gross offering proceeds and a marketing support fee of 2.5% and 3.0% of gross offering proceeds for the 1st and 2nd offerings, respectively, as well as actual expenses of up to 0.10% incurred in connection with due diligence of the offering. A substantial portion of the selling commissions and marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker dealers.

As of September 30, 2006 and December 31, 2005, we owed our advisor and certain of its affiliates approximately $9.4 million and $7.1 million, respectively, for certain organizational and offering expenses, acquisition fees, asset management fees, selling commissions, marketing support fees, due diligence expense reimbursements and operating expenses incurred on our behalf. In accordance with our amended and restated articles of incorporation, the total amount of certain offering, organizational and stock issuance costs we pay may not exceed 13% of the aggregate offering proceeds. We are not obligated to pay our advisor or certain of its affiliates costs that exceed the 13% limitation at the end of each offering. As of September 30, 2006, there were no offering costs in excess of the 13% limitation that had been billed to us.

In addition, to the extent that operating expenses, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold (the “Expense Cap”). For the Expense Year ended September 30, 2006, operating expenses did not exceed the Expense Cap.

We maintain certain bank accounts in a bank in which our chairman and a director of our board also serve as directors, and in which CNL Financial Group, Inc., an affiliate of our advisor, is a stockholder. The amount deposited with this bank was approximately $5.0 million as of September 30, 2006.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, an analysis of current and projected long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us. We declared and paid distributions of approximately $21.5 million ($0.4147 per share) and $6.1 million ($0.398 per share) for the nine months ended September 30, 2006 and 2005, respectively. We funded the distribution payment of approximately $8.4 million for the quarter ended September 30, 2006 with proceeds from our revolving line of credit. We intend to repay borrowings under our line of credit with payments we receive under operating leases for our properties, interest payments we receive from the loans we have made, security deposits from tenants under operating leases and distributions we receive from our unconsolidated entities.

The distributions declared and paid during the nine months ended September 30, 2006 exceeded net income for the same period by approximately $6.6 million. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the nine months ended September 30, 2006, approximately 30.7% of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 25.1% of the distributions for the nine months ended September 30, 2006 constitutes a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital. The characterization of distributions declared for the quarter and nine months ended September 30, 2006 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2006.

Cash Flow Analysis

Our net cash flows provided by operating activities were approximately $21.1 million for the nine months ended September 30, 2006 and were comprised primarily of interest earned on uninvested offering proceeds, rental revenues, interest income on mortgages and other notes receivable, the receipt of distributions from our unconsolidated entities and security deposits from our third-party tenants, offset by payments made for operating expenses (including asset management fees to our advisor), as compared to the net cash flow paid for operating activities of $1.1 million for the nine months ended September 30, 2005, which was primarily attributable to interest earned on invested cash offset by payments made for operating expenses.

Cash flows used in investing activities were approximately $159.6 million for the nine months ended September 30, 2006 and consisted primarily of cash paid for properties acquired totaling approximately $119.2 million, investments in mortgages and other notes receivable, net of repayment, totaling $48.8 million, investments in unconsolidated entities totaling approximately $14.7 million, a short-term investment of $8.0 million and the payment of acquisition fees and costs totaling approximately $12.0 million, offset by approximately $43.7 million in distributions from unconsolidated entities representing proceeds from debt financing through our partnership with Great Wolf Resorts. During the nine months ended September 30, 2005, we made contributions to acquire our interests in the DMC Partnership of approximately $73.5 million, made a loan of $3.0 million and paid acquisition fees and costs of approximately $13.1 million.

For the nine months ended September 30, 2006, net cash flows provided by financing activities were approximately $221.7 million consisting primarily of approximately $271.7 million of subscription proceeds and approximately $3.9 million of net borrowings under our line of credit, less the payment of approximately $31.1 million in stock issuance costs in connection with the offering and distributions and redemptions paid to stockholders of approximately $21.5 million and $1.2 million, respectively. The net cash flows provided by financing activities for the nine months ended September 30, 2005 were approximately $137.3 million and consisted primarily of subscriptions proceeds received of approximately $160.4 million, the payment of approximately $19.8 million in stock issuance costs, distributions paid to stockholders of approximately $6.1 million and approximately $2.8 million of net borrowings under our line of credit.

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

Mortgages and Other Notes Receivable. Mortgages and other notes receivable are recorded at the lower of cost or market. Whenever future collection of a specific note appears doubtful, a valuation allowance will be established. The allowance represents the difference between the carrying value and the amount expected to be received. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in impairments and provisions on assets. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan, including an impaired loan, is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that a borrower’s financial condition is such that collection of interest is doubtful. Subsequent interest is recorded as income when collected. At this time we have not established a valuation allowance on our loans as collection is expected to occur.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

RESULTS OF OPERATIONS

The following tables summarize our operations for the quarter and nine months ended September 30, 2006 as compared to the quarter and nine months ended September 30, 2005.

	Quarter Ended
	September 30,		$ Change	% Change
	2006	2005
Revenue:
Rental income from operating leases	$4,705,241	$—	$4,705,241	n/a
Interest income on mortgages and other notes receivable	1,873,594	1,417	1,872,177	132122.6%

Total revenue	6,578,835	1,417	6,577,418	464179.1%

Expenses:
Asset management fees to advisor	1,414,788	811,193	603,595	74.4%
General and administrative	1,945,024	800,284	1,144,740	143.0%
Depreciation and amortization	2,542,266	—	2,542,266	n/a

Total expenses	5,902,078	1,611,477	4,290,601	266.3%

Operating income (loss)	676,757	(1,610,060)	2,286,817	142.0%

Other income (expense):
Interest and other income	1,783,266	442,126	1,341,140	303.3%
Interest expense and loan cost amortization	(248,288)	(19,647)	(228,641)	(1163.7)%
Equity in earnings of unconsolidated entities	3,828,678	2,979,572	849,106	28.5%

Total other income	5,363,656	3,402,051	1,961,605	57.7%

Net income	$6,040,413	$1,791,991	$4,248,422	237.1%

	Nine Months Ended
	September 30,		$ Change	% Change
	2006	2005
Revenue:
Rental income from operating leases	$7,529,142	$—	$7,529,142	n/a
Interest income on mortgages and other notes receivable	3,955,014	1,417	3,953,597	279011.8%

Total revenue	11,484,156	1,417	11,482,739	810355.6%

Expenses:
Asset management fees to advisor	3,634,063	1,802,145	1,831,918	101.7%
General and administrative	4,407,073	1,755,042	2,652,031	151.1%
Depreciation and amortization	3,718,961	—	3,718,961	n/a

Total expenses	11,760,097	3,557,187	8,202,910	230.6%

Operating income (loss)	(275,941)	(3,555,770)	3,279,829	92.2%

Other income (expense):
Interest and other income	4,941,469	799,195	4,142,274	518.3%
Interest expense and loan cost amortization	(419,601)	(44,163)	(375,438)	(850.1)%
Equity in earnings of unconsolidated entities	10,649,748	7,461,670	3,188,078	42.7%

Total other income	15,171,616	8,216,702	6,954,914	84.6%

Net income	$14,895,675	$4,660,932	$10,234,743	219.6%

Rental income from operating leases. The increase in rental income and FF&E reserve income for the quarter and nine months ended September 30, 2006 as compared to the quarter and nine months ended September 30, 2005 was due to the acquisition of real estate properties in December 2005 through September 30, 2006. These real estate properties are leased on a long-term triple-net basis to third-party tenants. Prior to December 2005, we did not have any properties that we consolidated in our financial statements and all of our investments were owned through our unconsolidated entities where our primary source of income was generated from equity in earnings.

Interest income on mortgages and other notes receivable. Between September 2005 and 2006, we made four loans to third-party borrowers, which resulted in interest income of approximately $1.8 million and $3.9 million for the quarter and nine months ended September 30, 2006 and $1,417 for the quarter and nine months ended September 30, 2005. On August 14, 2006, one of the loans was repaid in full. We had not made any loans prior to September 2005.

Asset management fees to advisor. Asset management fees of 0.08334% of invested assets are paid to the advisor for the acquisition of real estate assets and making loans. For the quarter and nine months ended September 30, 2006 asset management fees to our advisor were approximately $1.4 million and $3.6 million, respectively. For the quarter and nine months ended September 30, 2005 asset management fees to our advisor were $811,193 and approximately $1.8 million, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans made during to the fourth quarter of 2005 through the third quarter of 2006.

General and administrative. General and administrative expenses were approximately $1.9 million and $4.4 million for the quarter and nine months ended September 30, 2006 and $800,284 and approximately $1.8 million for the quarter and nine months ended September 30, 2005, respectively. The increase is primarily due to the overall increase in our operating activities.

Interest and other income. The increase in interest income is a result of greater average cash on hand from uninvested offering proceeds during the third quarter of 2006 as compared to 2005.

Interest expense and loan cost amortization. Interest expense increased due to the greater average outstanding balance on the line of credit as well as interest expense incurred on the notes payable in connection with the Bretton Woods acquisition.

Equity in earnings. The following table summarizes equity in earnings from our unconsolidated entities:

	Quarter Ended September 30,
	2006	2005	$ Change	% Change
Wolf Partnership	$512,982	$—	$512,982	n/a
DMC Partnership	2,343,229	1,902,077	441,152	23.2%
Intrawest Venture	972,467	1,077,495	(105,028)	(9.7)%

	$3,828,678	$2,979,572	$849,106	28.5%

	Nine Months Ended September 30,
	2006	2005	$ Change	% Change
Wolf Partnership	$671,140	$—	$671,140	n/a
DMC Partnership	6,667,844	4,217,003	2,450,841	58.1%
Intrawest Venture	3,310,764	3,244,667	66,097	2.4%

Total	$10,649,748	$7,461,670	$3,188,078	42.7%

The overall increase in equity in earnings of approximately $3.2 million for the nine months ended September 30, 2006 in comparison to the same period in 2005 is primarily due to the ownership of the Wolf Partnership and the DMC Partnership during the entirety of the nine months ended September 30, 2006. For the quarter and nine months ended September 30, 2005, our equity in earnings reflects our investments in the retail and commercial properties at seven resort villages and the DMC Property from February 14, 2005 (acquisition date) through September 30, 2005. The quarter and nine months ended September 30, 2006, includes equity in earnings from our interests in the retail and commercial properties at seven resort villages, the DMC Property and two waterpark resorts, which were all operating during the entire nine months period.

Equity in earnings from our unconsolidated entities is recognized under the HLBV method as discussed earlier in “Critical Accounting Policies.” The unconsolidated entities’ formation agreements provide us a stated return on our investment with a priority over any returns of our partners. Because our equity in earnings is calculated in this manner we have historically recognized more income than the underlying unconsolidated entities have generated and our partners have historically been allocated significant losses which offset the earnings that we have recorded from these entities. Additionally, during the quarter ended September 30, 2006, our partners’ unreturned capital in the Intrawest Ventures was reduced to zero as a result of the losses they have recognized and the distributions that they have received from this entity. Since the date that this occurred we no longer recognize significant amounts of income and in the future may recognize losses that this entity incurs. While this method of recognizing earnings and losses from the unconsolidated entity is not expected to have an impact on the distributions we receive, it will likely result in reductions or fluctuations in our net income, earnings per share, funds from operations (as defined below) and FFO per share.

Our results of operations for the quarter and nine months ended September 30, 2006 are not necessarily indicative of what the results of operations will be for the year ending December 31, 2006 and in the future. The investments that we have acquired or will be acquiring may have a significant impact on our results of operation and our actual results could differ materially.

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

Reconciliation of net income to FFO for the quarter and nine months ended September 30, 2006 and 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$6,040,413	$1,791,991	$14,895,675	$4,660,932

Adjustments:
Depreciation and amortization	2,531,602	—	3,701,568	—
Equity in earnings of unconsolidated entities	(3,828,678)	(2,979,572)	(10,649,748)	(7,461,670)
Pro-rata share of FFO from unconsolidated entities	7,354,968	5,132,901	19,719,215	12,138,324

Total funds from operations	12,098,305	3,945,320	27,666,710	9,337,586

Weighted average number of shares of common stock outstanding (basic and diluted)	61,073,005	21,031,765	53,077,692	15,944,406

FFO per share (basic and diluted)	$0.20	$0.19	$0.52	$0.59

FOOTNOTES:

(1)	In calculating our pro-rata share of FFO from unconsolidated entities, we first calculate FFO independently for each unconsolidated entity. We then determine our share of the FFO from each unconsolidated entity by multiplying the FFO for each such entity by the percentage of income that we recognize in our equity in earnings from the unconsolidated entity during the reporting period. The percentage of income that we recognize as equity in earnings for each unconsolidated entity is determined using the HLBV method of accounting. FFO per share decreased during the nine months ended September 30, 2006 as compared to the same period in 2005 primarily due to (i) our partner in the DMC Partnership receiving a greater share of earnings and FFO during 2006 than in 2005 as a result of income and FFO being allocated between us and our partners using the HLBV method of accounting and (ii) as a result of the dilution caused by uninvested offering proceeds received from our common stock offering. Because of the way income and FFO are allocated using the HLBV method of accounting, the historical FFO we recognized from our unconsolidated entities is not indicative of FFO that we will be allocated to us in the future.

Borrowings of Our Unconsolidated Entities

Our unconsolidated entities are subject to the following fixed rate debt:

Unconsolidated entity	Type of loan	Interest rate	Payment	Maturity date	Principal balance at September 30, 2006
Intrawest U.S. Venture	Mortgage loan	5.75%	Monthly principal and interest payment of $289,389	5/20/2015	$44,929,983
Intrawest Canadian Venture	Mortgage loan	5.83%	Monthly interest payment only of $110,880 (1)	12/11/2014	23,884,140
DMC Partnership	Mortgage loan	6.04%	Monthly principal and interest payment of $889,145	9/1/2014	138,740,632
DMC Partnership	Mortgage loan	5.45%	Monthly principal and interest payment of $110,663	9/1/2012	15,698,615
Wolf Partnership	Mortgage loan	6.08%	Monthly interest only of $319,200 (2)	3/1/2013	63,000,000

Total					$286,253,370

FOOTNOTES:

(1)	Amount was converted from Canadian dollars to U.S. dollars at an exchange rate of 0.898 U.S. dollar for $1.00 Canadian dollar as of September 30, 2006 and 0.858 U.S. dollar for $1.00 Canadian dollar as of December 31, 2005. Effective December 2006, monthly principal and interest payments of $134,350 are due until maturity.
(2)	Effective April 1, 2009, monthly principal and interest payments shall be payable on the loan based on a 30-year amortization schedule.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following table presents our contingent commitments and contractual obligations and the related payment periods as of September 30, 2006:

	Payments due in
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Line of credit	$8,396,184	$—	$—	$—	$8,396,184
Contingent purchase consideration (1)	—	9,750,000	—	—	9,750,000
Loan funding commitments (2)	—	20,000,000	—	—	20,000,000
DMC capital commitments (3)	1,706,600	—	—	—	1,706,600
Notes payable (principal and interest) (4)	—	—	8,393,392	—	8,393,392
Capital improvements (5)	126,000	17,500,000	—	—	17,626,000

Total contractual obligations	$10,228,784	$47,250,000	$8,393,392	$—	$65,872,176

FOOTNOTES:

(1)	In connection with the purchase of the resort village property located at Copper Mountain, Colorado, the CNL Retail Village Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million. We have guaranteed the payment of the contingent purchase price to Intrawest on behalf of the CNL Retail Village Partnership.

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

(2)	Pursuant to the loan agreement, we agreed to provide financing of up to $40.0 million in connection to the development of the infrastructure of an Orvis branded lifestyle community in Granby, Colorado. As of September 30, 2006, we have funded $20.0 million. See description above under Item 2. “Mortgages and Other Notes Receivable” for more details.
(3)	We have committed to fund our share of costs for development of the Trade Mart Expansion at the Dallas Market Center. This amount represents our remaining share of the approximately $17.0 million in total expected development costs. As of September 30, 2006, we had contributed approximately $15.3 million to date.
(4)	In connection with the acquisition of Bretton Woods Mountain Resort in northern New Hampshire, we have signed two promissory notes, a $6.5 million note that bears interest at an annual interest rate of 5.77% and a $337,892 note that bears interest at 5.20% compounded annually. Interest on both notes will accrue until maturity on June 19, 2010 and June 9, 2009, respectively, at which time total amount of principal and interest are due and payable.
(5)	We have committed to invest approximately $500,000 in improvements to the South Mountain property and as of September 30, 2006, we have spent approximately $374,000. In addition, we have also agreed to the fund an additional $17.5 million for improvements to the Bretton Woods property during the next three years, which we expect to finance.

Subsequent to September 30, 2006, we acquired Heritage West Coast Inc., which owned the Valencia and Talega properties, and the Weston Hills property. Pursuant to the stock and asset purchase agreements, Heritage Golf, LLC may receive supplemental purchase price payments not to exceed $8.6 million and $5.3 million, respectively, if the properties achieve certain financial performance goals in fiscal year 2009.

On October 6, 2006, we entered into an agreement for a non-revolving construction line of credit for $20.0 million including $2.5 million to be set aside as interest reserve with Colonial Bank, N.A. The line of credit will be used to finance the expansion and improvements to the Bretton Woods Mountain Resort. The non-revolving line of credit is secured by a first real estate mortgage on the Bretton Woods Mountain Resort in New Hampshire, will bear interest at the 30-day LIBOR plus 2.0%, have a term of three years with one one-year extension for a fee and will require monthly payments of interest only and principal due at maturity. The financing is expected to close by the end of the fourth quarter 2006.

On October 5, 2006 and October 26, 2006, we entered into a commitment for two loans of approximately $16.5 million and $47.2 million with Sun Life Assurance Company of Canada. The $16.5 million loan will be secured by Palmetto Hall Plantation Club, Raven Golf Club at South Mountain and Bear Creek Golf Club and the $47.2 million loan will be secured by Valencia Country Club, Talega Golf Club and Weston Hills Country Club. The loans will bear interest annually, at a fixed rate of 6.18% and 6.33%, respectively, for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period. Prepayments, on both loans, are prohibited for the first two years after which early repayment is subject to a prepayment fee. We have provided deposits of $165,450 and $471,500, respectively, in consideration to these commitments. The loans are expected to close by the end of fourth quarter of 2006.

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

As of September 30, 2006, we have two notes payable for a total of $6.8 million that bear interest at a fixed rate and will mature in years 2009 to 2010. We believe the fair value of these loans as of September 30, 2006 approximates our carrying value. Additionally, on March 24, 2006, we closed on a $20.0 million revolving line of credit with Colonial Bank, N.A. The line replaced a previously existing $5.0 million line of credit with Branch Banking & Trust Company and is primarily used for working capital needs, to temporarily fund distributions to stockholders and bridge financing on real estate investments. The line of credit is unsecured, bears interest at the 30-day LIBOR (approximately 5.32% on September 29, 2006) plus 2.25% and has a term of two years with monthly payments of interest only and principal due at maturity on March 24, 2008. As of September 30, 2006, borrowings outstanding under the line of credit were approximately $8.4 million. The balance outstanding on our previous line of credit at December 31, 2005 was approximately $4.5 million.

As of September 30, 2006, we have three loans in the aggregate amount of approximately $51.8 million. See description above under Item 2. “Mortgages and Other Notes Receivable”. On one such loan we are entitled to receive interest based on the one-month LIBOR. LIBOR on September 29, 2006 was approximately 5.32% in comparison to 4.74% on March 10, 2006 the date we acquired the loan. We estimate that a decrease in LIBOR of one percent would have resulted in a decrease in interest income of $37,808 for the quarter ended September 30, 2006. This information is provided to indicate our exposure to interest rate change and it is not intended to predict future results. Our actual results will likely vary. The other two loans entitle us to receive interest at fixed rates.

We are exposed to foreign currency exchange rate fluctuations as a result of our direct ownership of one property in Canada which is leased to a third-party tenant. The lease payments we receive under the triple-net lease are denominated in Canadian dollars. However, management does not believe this to be a significant risk or that currency fluctuations would result in a significant impact to the overall results of operations.

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

Item 1. Legal Proceedings – None

Item 1A. Risk Factors – No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Unregistered Securities

As of September 30, 2006, we sold approximately $649.6 million (65,079,018 shares) in connection with our offerings, including approximately $15.9 million (1,669,452 shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include 20,000 shares purchased by the advisor for $200,000 preceding the commencement of our 1st Offering or 117,708 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., a company affiliated with our advisor and wholly owned indirectly by our chairman of the board and his wife. As of September 30, 2006, we incurred the following aggregate expenses in connection with the issuance of our registered securities on both of our offerings:

Selling commissions	$41,679,051
Marketing support fee and due diligence expense reimbursements	16,429,660
Offering costs and expenses	24,996,467

Offering and stock issuance costs (1)	$83,105,178

FOOTNOTES:

(1)	The total amount of selling commissions, marketing support fees, due diligence expense reimbursements and other organizational and offering expenses are subject to an expense cap and may not exceed 13% of the gross offering proceeds. We are not obligated to pay our advisor or certain of its affiliates costs that exceed the 13% limitation. As of September 30, 2006, there were no offering costs in excess of the 13% limitation that had been billed to us.

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

Our net offering proceeds, after deducting the total expenses described above, were approximately $566.5 million at September 30, 2006. As of September 30, 2006, we invested approximately $403.2 million in properties, loans and other permitted investments.

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

Redemption of Shares

Pursuant to the share redemption provisions of our prospectus dated April 18, 2005, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of our outstanding common stock at the beginning of such 12-month period. For the quarter ended September 30, 2006, we have redeemed the following shares:

Period	Total number of shares redeemed	Average price per share	Amount
July 1– September 30, 2006	61,994	$9.47	$587,320

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1, 2006 through July 31, 2006	61,994	$9.47	61,994	1,091,553
August 1, 2006 through August 31, 2006	—	—	—	1,091,553
September 1, 2006 through September 30, 2006	—	—	—	1,091,553

Total	61,994		61,994

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits

The following documents are filed or incorporated as part of this report.

10.1	Asset Purchase Agreement dated as of August 18, 2006 between WHCC, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.46 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.2	Stock Purchase Agreement dated as of August 23, 2006 between Heritage Golf Group, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.47 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.3	First Amendment to Stock Purchase Agreement dated as of August 30, 2006 amending the Stock Purchase Agreement dated as of August 23, 2006 between CNL Income Partners, L.P. and Heritage Golf Group, LLC (Previously filed as Exhibit 10.48 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.4	Second Amendment to Stock Purchase Agreement dated as of August 30, 2006 amending the Stock Purchase Agreement dated as of August 23, 2006 between CNL Income Partners, L.P. and Heritage Golf Group, LLC (Previously filed as Exhibit 10.49 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.5	Asset Purchase Agreement dated as of September 6, 2006 between Trancas Capital, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.50 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 2006.

CNL INCOME PROPERTIES, INC.

By:	/s/ R. Byron Carlock, Jr.
R. BYRON CARLOCK, JR.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammie A. Quinlan
TAMMIE A. QUINLAN
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)