Form 10-K
period 2006-12-31
CNL INCOME PROPERTIES INC
filed 2007-03-27
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Aggregate market value of the common stock held by nonaffiliates of the registrant: No established market exists for the registrant’s shares of common stock, so there is no market value for such shares. Based on the $10 offering price of the shares, approximately $1,264.0 million of our common stock was held by non-affiliates as of March 15, 2007.

The number of shares of common stock outstanding as of March 15, 2007 was 128,983,500.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Income Properties, Inc. Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2007.

[Intentionally left blank]

ii

iii

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Such forward-looking statements involve known and unknown risks, uncertainties and other factors. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results, performance or achievements could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: conditions affecting the CNL brand name, increased direct competition, changes in weather patterns, terrorism, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments and the time involved in closing those investments, our qualification as a real estate investment trust, inaccuracies of our accounting estimates, failure of properties to perform as expected, our ability to locate suitable tenants and operators for our properties and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. Although we believe that our current expectations are based on reasonable assumptions, we can give no assurances that such expectations will be attained.

Item 1.	Business

GENERAL

CNL Income Properties, Inc. is a Maryland corporation organized on August 11, 2003. We operate as a real estate investment trust, or REIT. The terms “us,” “we,” “our,” “our company” and “CNL Income Properties” include CNL Income Properties, Inc. and each of our subsidiaries. We have retained CNL Income Corp. (the “advisor”) to provide management, acquisition, disposition, advisory and administrative services. Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida 32801.

We invest in lifestyle properties in the United States and Canada that we lease on a long-term basis (generally five to 20 years, plus multiple renewal options) to tenants or operators who are significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We also offer mortgage, mezzanine and other financing related to interests in lifestyle real estate.

As of March 15, 2007, we had a portfolio of 58 lifestyle properties, including interests in retail and commercial properties at seven resort villages, one merchandise mart, two waterpark resorts, two outdoor waterparks, one sky lift attraction, one dealership, 21 golf courses, seven ski properties, 11 family entertainment centers and five marinas. We had made eleven loans, ten of which were outstanding, and committed to make one additional loan. We have also committed to acquire three additional waterparks, four theme parks, four marina properties and the retail and commercial properties at one resort village.

Key investment factors. We have and will continue to focus our investment activities on and use the proceeds of our offerings primarily for the acquisition, development and ownership of lifestyle properties that we believe possess some or all of the following characteristics:

•	are part of an asset class in which the supply of developed, specific-use real estate is typically greater than the demand for the intended use of such real estate;

•	have historically shown consistent revenue and income trends or have the potential for increased performance due to a change in operational control or additional investment in improvements;

•	are part of an industry that is experiencing constraints on the availability of new capital, which we believe typically has the effect of lowering the purchase price of such properties;

•	have the potential for long-term revenue generation based upon certain demographic data, including an aging baby boomer population and associated concentrations of wealth.

Asset classes. We have invested or intend to invest in properties in the following asset classes (in no order of priority):

•	dealership properties including, for example, automobile, motorcycle, recreational vehicle and boat dealerships;

•	campgrounds and recreational vehicle (“RV”) parks whose operators rent lots and offer other services;

•	health clubs, athletic training facilities, wellness centers and spa facilities;

•	parking lots whose operators offer monthly and daily parking space rentals in urban areas;

•	merchandise marts whose operators lease showrooms and host tradeshows for merchandise manufacturers and wholesalers in major metropolitan areas;

•	destination retail and entertainment centers whose operators develop and lease properties featuring entertainment-oriented stores, restaurants and/or attractions;

•	marinas whose operators offer recreational boat slip rentals and other services;

•	ski resorts, including real estate in and around ski resorts such as ski-in/ski-out alpine villages, townhouses, lodging and other related properties;

•	golf courses and golf resorts, including real estate in and around golf courses and golf resorts such as retail villages, townhouses, lodges and other related properties;

•	amusement parks, waterparks and family entertainment centers, which may include lodging facilities;

•	real estate in and around lifestyle communities;

•	vacation ownership interests, which entitle a purchaser of the interests to exclusive use of resort accommodations at a resort property or properties for a particular period of time each year; and,

•	other attractions, such as sports-related venues and cultural facilities, visual and performing arts centers, zoological parks or aquariums.

Although we have invested or intend to invest in these asset classes, we may acquire or invest in other types of properties which are not listed above that we believe have the potential to generate long-term revenue. Our activities in the coming year will continue to focus on property acquisitions and other investments with increased focus on the management and oversight of our existing assets. We will also look to our existing assets and partners for additional investment opportunities.

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

Our leases and ventures. As part of our net lease investment strategy, we either acquire properties directly or purchase interests in entities that own the properties we acquire. Once we acquire properties, we either lease them back to the original seller or to a third-party operator. These leases are usually triple-net leases which means our tenants are generally responsible for repairs, maintenance, property taxes, ground lease or permit expenses (where applicable), utilities and insurance for the properties that they lease. Our joint ventures will lease properties either to our venture partner or to third-party operators generally on a triple-net or gross basis. We generally structure our leases to provide for the payment of a minimum annual base rent with periodic increases in rent over the lease term. In addition, our leases provide for the payment of percentage rent generally based on a percentage of gross revenues at the property over certain thresholds.

To a lesser extent, when beneficial to our venture structure, certain properties may be leased to wholly-owned tenants that are taxable REIT subsidiaries or that are owned through taxable REIT subsidiaries (referred to as “TRS” entities). Under this structure, we engage third-party managers to conduct day-to-day operations. Under the TRS leasing structure, our results of operations will include the operating results of the underlying properties as opposed to rental income from operating leases that is recorded for properties leased to third-party tenants.

Further, we have entered into joint ventures where our partners may subordinate their returns to our minimum return. This structure provides us with some protection against the risk of downturns in performance but may allow our partners to obtain a higher rate of return on their investment than we receive if the underlying performance of the properties exceeds certain thresholds.

Our loans. As part of our lending strategy, we have made and may continue to make or to acquire loans (including mortgage, mezzanine or other loans) with respect to any of the asset classes in which we are permitted to invest. We generally make loans to the owners of properties, or our affiliates, to enable them to acquire land, buildings or both or to develop property. In exchange, the owner generally grants us a first-lien or collateralized interest in a participating mortgage collateralized by the property or by partnership interests in a partnership that owns the property. Our loans generally require fixed interest payments and may provide for variable participating interest based on the amount of revenue generated at the encumbered property. We expect that the interest rate and terms for long-term mortgage loans (generally, 10 to 20 years) will be similar to the rate of returns on our long-term net leases. Mezzanine loans and other financings for which we have a secondary-lien or collateralized interest will generally have shorter terms (one to two years) and higher interest rates than our net leases and long-term mortgage loans. With respect to the loans that we make, we generally seek loans with collateral values resulting in a loan-to-value ratio of not more than 85%.

Our common stock offerings. As of December 31, 2006, we raised approximately $1.2 billion (116.1 million shares) through our public offerings. During the period January 1, 2007 through March 15, 2007, we raised an additional $130.7 million (13.1 million shares). We have and will continue to use the net proceeds from our offerings to acquire properties and make loans and other permitted investments.

Tax status. We currently operate and have elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2004. As a REIT, we generally will not be subject to federal income tax at corporate level to the extent we distribute at least 90% of our taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost.

Seasonality and competition. Many of the asset classes in which we invest experience seasonal fluctuations in their business due to geographic location, climate and weather patterns. As a result, these businesses experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. We experience competition from other REITs, real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds and other investors, including, but not limited to, banks and insurance companies, many of which will have greater financial resources than we do for the purposes of leasing and financing properties within our targeted asset classes. These competitors often also have a lower cost of capital and are subject to less regulation. This competition impacts both our ability to find real estate investments and tenants. We may also face competition from other funds in which affiliates of our advisor participate.

Significant tenants and borrowers. For the year ended December 31, 2006, we had one tenant that individually accounted for 10% or more of our aggregate annual revenues. Our lease on the Gatlinburg Sky Lift in Gatlinburg, Tennessee produced rental revenue of approximately $3.6 million, or 11.4% of our total revenue, for the year ended December 31, 2006. The Gatlinburg Sky Lift was the only consolidated asset we owned for the entire year of 2006.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Our current business consists of owning, leasing, acquiring, developing and investing in lifestyle properties in the United States and Canada. We evaluate all of our lifestyle properties as a single industry segment and look at performance on a property-by-property basis, and, accordingly, we do not report segment information.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We have one consolidated property located in Canada that generated total revenue of approximately $2.5 million for the year ended December 31, 2006. Prior to 2006, we did not have any consolidated properties located outside the United States. We also own two properties located in Canada through unconsolidated entities that generated combined equity in earnings of approximately $927,000, $981,000 and $76,000, respectively, for the years ended December 31, 2006, 2005 and 2004. All of our other revenues and income were generated from properties or investments domiciled in the United States.

ADVISORY SERVICES

We have engaged CNL Income Corp. as our advisor. Under the terms of the advisory agreement, our advisor has responsibility for our day-to-day operations, administers our bookkeeping and accounting functions, serves as our consultant in connection with policy decisions to be made by our board of directors, manages our properties, loans, and other permitted investments and renders other services as the board of directors deems appropriate. In exchange for these services, our advisor is entitled to receive certain fees from us. First, for supervision of the properties and the mortgage loans, our advisor receives an asset management fee, which is payable monthly, in an amount equal to 0.08334% per month of the total amount paid or allocated to purchase, develop, construct or improve the properties (exclusive of acquisition fees and acquisition expenses), the outstanding principal amounts of any loans made by us and the amount invested in any other permitted investments as of the end of the preceding month. Second, for the selection, purchase, financing, development, construction or renovation of real properties and services related to the incurrence of debt, our advisor receives an acquisition fee equal to 3% of the gross proceeds from our offering and loan proceeds from debt, from lines of credit and other permanent financing that are used to acquire properties or to make or acquire loans and other permitted investments.

In addition, we reimburse our advisor for all of the costs it incurs in connection with the services it provides to us. However, in accordance with the advisory agreement, our advisor is required to reimburse us the amount by which the total operating expenses (as defined in the advisory agreement) incurred by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). The first Expense Year was the twelve months ended June 30, 2005, for which our operating expenses exceeded the Expense Cap by $398,071. Therefore, such amount was recorded as a reduction in operating expenses and was reimbursed by our advisor. For each Expense Year ended following the initial measurement period, operating expenses did not exceed the Expense Cap.

The current advisory agreement continues until April 4, 2007, and thereafter may be extended annually upon mutual consent of our advisor and our entire board of directors, including our independent directors, unless terminated at an earlier date upon 60 days prior written notice by either party. The board of directors approved the extension of the advisory agreement for an additional year through April 2008.

EMPLOYEES

Reference is made to Item 10. “Directors, Executive Officers and Corporate Governance” in our Definitive Proxy Statement for a listing of our executive officers. We have no employees, other than our executive officers, who are compensated by our advisor.

AVAILABLE INFORMATION

We make available free of charge on our Internet website, www.cnl.com/incomeprop/, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and may obtain information on the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that we may file electronically with the Commission (http://www.sec.gov).

Item 1A.	Risk Factors

Company Risks

We may be unable to invest the proceeds we receive from our common stock offerings in a timely manner. We have and expect to continue to raise capital through our current and future common stock offerings. If we experience delays in using this capital to acquire properties or make loans, it may reduce the rate of distributions that we pay to our stockholders as a result of the dilution that occurs from uninvested offering proceeds. Additionally, if we are unable to locate suitable third-party tenants for our properties, it may further delay our ability to acquire properties.

We have a limited operating history. We commenced active operations in June 2004, are still in the early stages of growth and have limited performance history. As a result, we cannot be sure whether we will achieve our business and investment objectives or how we will perform financially.

Our management, including our advisor, has limited or no experience with investments in certain asset classes and loans which may impact our ability to successfully make acquisitions, loans or manage assets in those sectors. Our management’s historical industry expertise is primarily in the hospitality, retirement, retail, office and restaurant industries, with limited or no experience investing in certain of the asset classes in which we intend to focus, and have focused, our investment activities. Although our advisor, subject to approval by our board of directors, is responsible for our daily management, our advisor was formed in 2003 and its management has limited or no experience investing in or managing all of the asset classes in which we may lend or invest. While we have hired and expect to continue to hire individuals with experience in those asset classes, we may not hire individuals for every asset class in which we may invest. There can be no assurance that our management’s experience will be useful in helping us to identify and acquire certain of the properties we are seeking to acquire or in managing certain assets once they are acquired. The limited or lack of experience of our management team in purchasing, leasing, managing and selling certain of the types of properties we have acquired, are seeking to acquire, or loans we have made or may make, may prevent us from fully exploiting the economic potential of any properties we have acquired, may acquire or develop in the future, as well as underlying loans we have made or will make. This may adversely affect our results of operations.

There will be competing demands on our officers and directors. Some of our officers and directors, who are also officers or directors of our advisor, may experience conflicts of interest in managing us because they also have management responsibilities for other companies, including companies that may invest in some of the same types of assets in which we may invest. In addition, substantially all of the other companies for which our officers and directors work are affiliates of our advisor. For these reasons, these officers and directors will share their management time and services among those companies and us, will not devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

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

Real Estate and Other Investment Risks

Multiple property leases or loans with individual tenants or borrowers increase our risks in the event such tenants or borrowers are financially impaired and are unable to make rent or debt service payments to us. The value of our properties will depend principally upon the value of the leases for properties we acquire. Defaults by a tenant or borrower may continue for some time before our advisor or board of directors determines that it is in our best interest to evict the tenant or foreclose on the property of the borrower. A number of our current tenants do, and future tenants may, lease more than one property, and a number of our current borrowers do, and future borrowers may, enter into more than one loan. As a result, a default by or the financial failure of a tenant or borrower could cause more than one property to become vacant or more than one loan to become non-performing. Vacancies would reduce our cash receipts and funds available for distribution and could decrease the resale value of affected properties until they can be re-leased.

We may not control the land beneath certain properties that we have acquired and will acquire in the future. A significant number of the properties that we acquired as of December 31, 2006 are on land owned by a governmental entity or other third party while we own a leasehold, permit, or similar interest. For example, the U.S. Army Corps of Engineers controls most of the land located beneath and surrounding the Burnside Marina. Similarly, other properties that we own or may acquire are on land owned by various city and county governments. These entities lease the land they own to owners and operators under long-term leases while retaining certain rights to use the property for their own purposes on either a short-term or a permanent basis. While we do not believe it is likely that any of these governmental entities will take any action to disrupt our rights in the properties or our tenants operation of the properties, these events are beyond our control. If the entity owning the land under one of our properties chose to disrupt our use either permanently or for a significant period of time, the value of our assets could be impaired and our results of operations could be adversely affected.

Our exposure to typical real estate investment risks could reduce our income. Our properties, loans and other permitted investments are subject to the risks typically associated with investments in real estate. Such risks include the possibility that our properties will generate rent and capital appreciation, if any, at rates lower than we anticipated or will yield returns lower than those available through other investments. Further, there are risks that our ability to vary our portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments. Income from our properties may be adversely affected by many factors, including an increase in the supply of the various properties we seek to acquire, a decrease in the number of people interested in participating in the activities related to the businesses conducted on the properties which we may acquire, adverse weather conditions, changes in government regulation, national or local economic deterioration and changes in consumer tastes.

We may be subject to additional risks due to our international investments. We have purchased properties in Canada and we may purchase properties located in other foreign venues. Such investments could be affected by factors particular to the laws and business practices of those countries. These laws or business practices may expose us to risks that are different from, and in addition to, those commonly found in the United States. International investments also expose us to foreign currency fluctuations and additional tax burdens which may impact our results of operations and cash flows.

We may rely on various cash flow or income security provisions to our leases for minimum rent payments. Our leases may, but are not required to, have security provisions such as deposits, guarantees or shortfall reserves provided by a third-party tenant or operator. These security provisions may terminate at either a specific time during the lease term or once net operating income of the property exceeds a specified amount. These provisions may also have limits on the overall amount of the security. After the termination of a security feature, or in the event that the maximum limit of a security provision is reached, we may only look to the tenant to make lease payments. In the event that a security provision has expired or the maximum limit has been reached, or in the event that a provider of a security provision is unable to meet its obligations, our results of operations could be adversely affected if our properties are unable to generate sufficient funds from operations to meet minimum rent payments and the tenants do not otherwise have the resources to make rent payments.

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

Our loans may be affected by unfavorable real estate market conditions. When we make loans, we are at risk of default on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the properties collateralizing mortgage loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop or in some instances fail to rise, our risk will increase and the value of our interests may decrease.

We may make loans on a subordinated and unsecured basis and may not be able to collect outstanding principal and interest. Although our loans to third parties are usually secured by collateral pledged by such borrowers, we have made loans that are unsecured and/or subordinated in right of payment to such third parties existing and future indebtedness. In the event of a foreclosure, bankruptcy, liquidation, winding up, reorganization or other similar proceeding relating to such third party, and in certain other events, such third party’s assets may only be available to pay obligations on our unsecured loans after the third party’s other indebtedness has been paid. As a result, there may not be sufficient assets remaining to pay the principal or interest on the unsecured loans we may make.

Defaults on loans collateralized by a property we own may result in foreclosure actions initiated by lenders and our loss of the property or properties collateralizing the loan that is in default. For tax purposes, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the property. If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable income on the foreclosure and all or a portion of such taxable income may be subject to tax and/or required to be distributed to our stockholders in order for us to qualify as a REIT. We would not receive any cash proceeds, pay such tax or make such distributions. We also may fully or partially guarantee any monies that subsidiaries borrow to purchase or operate real estate assets. In these cases, we will be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgages contain cross-collateralization or cross-default provisions, more than one property may be affected by a default. If any of our properties are foreclosed, our financial condition, results of operations and ability to pay distributions to you will be adversely affected.

Portfolio acquisitions are more difficult to complete than single asset acquisitions. Our business and acquisition strategy may include acquisitions of multiple properties, loans or other permitted investments in a single transaction. However, portfolio acquisitions are more complex than single-asset acquisitions, and the risk that a portfolio acquisition will not close may be greater than in a single-asset acquisition. In addition, costs for a portfolio acquisition that does not close are generally greater than costs for a single-asset acquisition that does not close. If we fail to close one or more portfolio acquisitions, our ability to increase our net income and cash available for distributions will be limited and a charge to our earnings for costs related to the failed acquisition(s) may be imposed.

We compete with other companies for investments. We anticipate that we will continue to compete with other companies and investors, including REITs, real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds, banks and insurance companies, for the acquisition of properties, loans and other permitted investments that we seek to acquire or make. Some of the entities with whom we may compete for acquisition opportunities will have substantially greater experience acquiring and owning the types of properties, loans or other permitted investments in which we seek to acquire or make, as well as greater financial resources and a broader geographic knowledge base than we have. As a result, competition may reduce the number of suitable acquisition opportunities available to us.

Increased competition for customers may reduce the ability of certain of our operators to make scheduled rent payments to us. The types of properties in which we may invest are expected to face competition for customers from other like properties, both locally and nationally and may generally compete for consumers funds spent on recreation. Any decrease in revenues due to such competition at any of our properties may adversely affect our operators’ ability to make schedule rent payment to us.

Seasonal revenue variations in certain asset classes will require our operators of such asset classes to manage cash flow properly over time so as to meet their non-seasonal scheduled rent payments to us. Certain of the properties in which we may invest are generally seasonal in nature due to geographic location, climate and weather patterns. For example, revenue and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations, while many attractions properties are closed during the winter months and produce the majority of their revenues and profits during summer months. As a result of the seasonal nature of certain business operations which may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us.

Because our revenues are highly dependent on lease payments for our properties and interest payment from loans that we make, defaults by our tenants or borrowers would reduce our cash available for the repayment of our outstanding debt and for distributions. Our ability to repay any outstanding debt and make distributions to stockholders will depend upon the ability of our property tenants and borrowers to make payments to us, and their ability to make these payments will depend primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on such properties. For example, the ability of our golf tenants to make their scheduled rent payments to us will be dependent upon their ability to generate sufficient operating income at the golf courses they operate. A tenant’s failure to make or delay in making scheduled rent payments to us or borrower’s failure to make debt service payments to us may be caused by reduced revenue at the properties it operates.

Financing Related Risks

We may not be able to obtain adequate financing. We intend to obtain one or more lines of credit and long-term permanent financing. On March 24, 2006, we obtained a $20.0 million line of credit from Colonial Bank, N.A. We have also obtained two permanent financings in the aggregate amount of approximately $63.2 million as of December 31, 2006 (excluding the permanent financing obtained through our unconsolidated entities). We cannot be sure that we will be able to obtain additional lines of credit or long-term permanent financing on satisfactory terms.

Anticipated borrowing creates risks. We may borrow money to acquire assets, to preserve our status as a REIT or for other corporate purposes. We intend to mortgage or lien one or more of our assets in connection with any borrowing. We intend to obtain one or more revolving lines of credit of up to $100 million to provide financing for the acquisition of assets, although our board of directors could determine to borrow a greater amount. This borrowing may be risky if the cash flow from our properties and other permitted investments is insufficient to meet our debt obligations. In addition, our lenders may seek to impose restrictions on future borrowings, distributions and operating policies, including with respect to capital expenditures and asset dispositions. If we mortgage or pledge assets as collateral and we cannot meet our debt obligations, the lender could take the collateral, and we would lose both the asset and the income we were deriving from it. In addition, to the extent we cross-collateralize our assets and borrowings, a default in one obligation could trigger a loss of multiple assets and income streams.

We may borrow money to make distributions and distributions may not come from funds from operations. We have borrowed from affiliates and from our revolving line of credit to make distributions and may continue to borrow money as we consider necessary or advisable to meet our distribution requirements. Our distributions have exceeded our funds from operations in the past and may do so in the future. In the event that we make distributions in excess of our earnings and profits, such distributions could constitute a return of capital for federal income tax purposes. In the event that we need to borrow to temporarily fund the payment of distributions and are unable to do so, then we may have to reduce our distributions to stockholders.

Tax Related Risks

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes. We believe that we have been organized and have operated, and intend to continue to be organized and to operate in a manner that will enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2004. A REIT generally is not taxed at the federal corporate level on income it distributes to its stockholders, as long as it distributes annually at least 90% of its taxable income to its stockholders. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service that we qualify as a REIT. Our continued qualification as a REIT will depend on our continuing ability to meet highly technical and complex requirements concerning, among other things, the ownership of our outstanding shares of beneficial interest, the nature of our assets, the sources of our income, the amount of our distributions to our stockholders and the filing of TRS elections. No assurance can be provided that we qualify or will continue to qualify as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT.

Excessive non-real estate asset values may jeopardize our REIT status. In order to qualify as a REIT, among other requirements, at least 75% of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents, and government securities. Accordingly, the value of any other property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate less than 25% of our total assets. Many of the asset classes in which we invest have significant non-real estate assets that may limit our ability to obtain additional assets of that kind in the future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2006, through separate limited partnerships and limited liability companies we own the following real estate investment properties (dollars are in thousands).

Asset Class Name/Location	Property Description	Mortgages and Other Notes Payable as of December 31, 2006	Initial Purchase Price	Date of Acquisition
Ski Resorts
Bretton Woods Mountain Resort – Bretton Woods, New Hampshire	434 skiable acres, nine chairlifts, base lodge and three lodging facilities	$6,500	$45,000	6/23/06

Cypress Mountain – Vancouver, British Columbia	250 skiable acres, five chairlifts, base lodge and skier service facilities	$—	$27,500	5/30/06

	Total	$6,500	$72,500

Golf Courses
Bear Creek Golf Course – Dallas, Texas	Two 18-hole public courses and clubhouse	$5,842	$11,100	9/08/06

Canyon Springs Golf Club – San Antonio, Texas	18-hole public course, practice facility and clubhouse	$—	$13,010	11/16/06

Mansfield National Golf Club – Dallas-Fort Worth, Texas	18-hole public course, practice facility and clubhouse	$—	$7,147	11/16/06

Plantation Golf Club – Dallas-Fort Worth, Texas	18-hole public course, practice facility and clubhouse	$—	$4,424	11/16/06

Lake Park Golf Club – Dallas-Fort Worth, Texas	18-hole public course, practice facility and clubhouse	$—	$5,632	11/16/06

Golf Club at Fossil Creek – Fort Worth, Texas	18-hole public course, practice facility and clubhouse	$—	$7,686	11/16/06

The Golf Club at Cinco Ranch – Houston, Texas	18-hole public course, practice facility and clubhouse	$—	$7,337	11/16/06

Cowboys Golf Club – Grapevine, Texas	18-hole public course, practice facility and clubhouse	$—	$25,000	12/26/06

Mesa del Sol Golf Club – Yuma, Arizona	18-hole public course, practice facility and clubhouse	$—	$6,850	12/22/06

Lake Ridge Country Club – Lubbock, Texas	18-hole private course, tennis courts, swimming pool and clubhouse	$—	$7,900	12/22/06

Fox Meadow Country Club – Medina, Ohio	18-hole private course and clubhouse	$—	$9,400	12/22/06

Painted Hills Golf Club – Kansas City, Kansas	18-hole public course and clubhouse	$—	$3,850	12/22/06

Item 2.	Properties (continued):

Asset Class Name/Location	Property Description	Mortgages and Other Notes Payable as of December 31, 2006	Initial Purchase Price	Date of Acquisition
Golf Courses (continued)
Signature Golf Course – Solon, Ohio	18-hole private course, recreation center, swimming pool, tennis courts and clubhouse	$—	$17,100	12/22/06

Weymouth Country Club – Medina, Ohio	18-hole private course, clubhouse, swimming pool and fitness center	$—	$10,500	12/22/06

Royal Meadows Golf Courses – Kansas City, Missouri	18-hole public course and clubhouse	$—	$2,400	12/22/06

Palmetto Hall Plantation Club – Hilton Head, South Carolina	Two 18-hole public courses, clubhouse, tennis courts and swimming pool	$3,989	$7,600	4/27/06

Raven Golf Club at South Mountain – Phoenix, Arizona	18-hole public course, practice facility and clubhouse	$6,691	$12,750	6/09/06

Talega Golf Club – San Clemente, California	18-hole public course and clubhouse	$9,087	$18,000	10/16/06

Valencia Country Club – Santa Clarita, California	18-hole private course and clubhouse	$19,823	$39,533	10/16/06

Weston Hills Country Club – Weston, Florida	Two 18-hole courses, teaching facility, clubhouse, tennis courts and swimming pool	$17,726	$35,000	10/16/06

	Total	$63,158	$252,219

Marinas
Lake Front Marina – Port Clinton, Ohio	479 floating slips and storage facilities	$—	$5,600	12/22/06

Sandusky Harbor Marina – Sandusky, Ohio	662 floating slips, storage and yacht club with swimming pool and basketball court	$—	$8,953	12/22/06

Beaver Creek Resort – Somerset, Kentucky	275 floating slips and rental	$—	$10,525	12/22/06

Burnside Marina – Monticello, Kentucky	400 floating slips and rental	$—	$7,130	12/22/06

Pier 121 Marina and Easthill Park – Lewisville, Texas	1,150 wet slips, 250 dry slips and floating restaurant	$—	$37,190	12/22/06

	Total	$—	$69,398

Dealerships
Route 66 Harley-Davidson – Tulsa, Oklahoma	46,000 square-foot retail and service facility with restaurant	$—	$6,500	4/27/06

	Total	$—	$6,500

Attractions
Zuma Fun Center – Charlotte, North Carolina	Miniature golf course, batting cages, bumper boats and go-karts	$—	$7,378	10/06/06

Zuma Fun Center – Knoxville, Tennessee	Miniature golf course, batting cages, bumper boats, rock climbing and go-karts	$—	$2,037	10/06/06

Item 2.	Properties (continued):

Asset Class Name/Location	Property Description	Mortgages and Other Notes Payable as of December 31, 2006	Initial Purchase Price	Date of Acquisition
Attractions (continued)
Zuma Fun Center – North Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	$—	$916	10/06/06

Mountasia Family Fun Center – North Richland Hills, Texas	Two miniature golf courses, go-karts, bumper boats, batting cages, paintball fields and arcade	$—	$1,776	10/06/06

Zuma Fun Center – South Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	$—	$4,883	10/06/06

Grand Prix Tampa – Tampa, Florida	Miniature golf course, go-kart and batting cages	$—	$3,254	10/06/06

Fiddlesticks Fun Center – Tempe, Arizona	Miniature golf course, bumper boats, batting cages and go-karts	$—	$5,016	10/06/06

Funtasticks Fun Center – Tucson, Arizona	Miniature golf course, go-karts, batting cages, bumper boats and kiddie land with rides	$—	$6,424	10/06/06

Putt Putt Fun Center – Lubbock, Texas	Batting cages, go-karts and bumper boats	$—	$1,779	10/06/06

Putt Putt Fun Center – Raleigh, North Carolina	Batting cages, go-karts and bumper boats	$—	$811	10/06/06

Camelot Park – Bakersfield, California	Miniature golf course, go-karts, batting cages and arcade	$—	$948	10/06/06

Gatlingburg Sky Lift – Gatlinburg, Tennessee	Scenic chairlift	$—	$19,940	12/22/05

Hawaiian Falls – Garland – Garland, Texas	11-acre waterpark	$—	$6,318	4/21/06

Hawaiian Falls – The Colony – The Colony, Texas	12-acre waterpark	$—	$5,807	4/21/06

	Total	$—	$67,287

	Total Properties	$69,658	$467,904

Item 2.	Properties (continued)

As of December 31, 2006, we own interests in three unconsolidated ventures which are in the business of owning and leasing real estate. We own an 80% interest in the Intrawest Retail Village Properties, an 80% interest in the Dallas Market Center and a 70% interest in the two Great Wolf Waterpark Resorts. The amounts of purchase price and mortgages and other notes payable as of December 31, 2006, which are reflected in the table below, represent only our proportionate share of the total purchase price and outstanding mortgages and other notes payable of the underlying ventures. As of December 31, 2006, we have invested, through unconsolidated entities, in the following properties (dollars are in thousands):

Asset Class Name/Location	Property Description	Mortgages and Other Notes Payable as of December 31, 2006		Initial Purchase Price	Date of Acquisition
Destination Retail
Intrawest Resort Village Properties
Village at Blue Mountain – (4) Ontario, Canada	23 tenant units in 6 buildings	$18,240	(1)	$8,625	12/3/04

Whistler Creekside – (4) British Columbia, Canada	26 tenant units in 8 buildings			$15,600	12/3/04

Village at Copper Mountain – Copper Mountain, Colorado	48 tenant units in 10 buildings	$9,563		$18,640	12/16/04

Village at Mammoth Mountain – Mammoth Lakes, California	33 tenant units in 4 buildings	$10,768		$18,640	12/16/04

Village of Baytowne Wharf – Destin, Florida	30 tenant units in 14 buildings	$8,708		$13,680	12/16/04

Village of Snowshoe Mountain – Snowshoe, West Virginia	16 tenant units in 4 buildings	$4,237		$6,720	12/16/04

Village at Stratton – Stratton, Vermont	23 tenant units in 11 buildings	$2,488		$7,600	12/16/04

	Total	$54,004		$89,505

Merchandise Marts
Dallas Market Center – (3) Dallas, Texas	4.8 million leasable square feet	$123,173		$199,200	2/14/05

	Total	$123,173		$199,200

Attractions
Great Wolf Waterpark Resorts
Great Wolf Lodge – Wisconsin Dells – Wisconsin Dells, Wisconsin	76,000 square-foot waterpark, 309 guest suites, 77 condominium units with 128 rooms and 64,000 square-foot indoor entertainment area	$44,100	(2)	$42,000	10/4/05

Great Wolf Lodge – Sandusky – Sandusky, Ohio	42,000 square-foot indoor entertainment area with waterpark, 6,000 square feet of meeting space, fitness center, arcade and gift shop			$38,150	10/4/05

	Total	$44,100		$80,150

	Total Properties	$221,277		$368,855

FOOTNOTES:

(1)	This amount encumbers both the Village at Blue Mountain and Whistler Creekside properties.

Item 2.	Properties (continued)

(2)	This amount encumbers both the Great Wolf Lodge – Wisconsin Dells and Sandusky properties.
(3)	We have also invested an additional $17.0 million in the Dallas Market Center for a 500,000 square-foot lighting center expansion which was substantially completed as of December 31, 2006.
(4)	Amount was converted from Canadian dollars to U.S. dollars at an exchange rate of 1.1664 Canadian dollars for $1.00 U.S. dollar as of December 31, 2006.

In addition to the properties listed above, we made the following acquisitions subsequent to December 31, 2006 (dollars are in thousands):

Asset Class/Location	Property Description	Mortgages Payable	Initial Purchase Price	Date of Acquisition
Golf Courses
Clear Creek Golf Club Houston, Texas	18-hole public course, practice facility and clubhouse	$—	$1,888	1/11/07

Ski Resorts
Brighton Ski Resort Brighton, Utah	1,050 skiable acres, seven chairlifts, lodge, restaurants, skier services facility and small retail village	$—	35,000	1/8/07

Northstar-at-Tahoe Resort Lake Tahoe, California	2,480 skiable acres, 16 chairlifts, lodge, restaurants, shops, skier services facilities and ski school	$—	80,097	1/19/07

Sierra-at-Tahoe Resort South Lake Tahoe, California	1,880 skiable acres, 12 chairlifts and full-service lodge	$—	39,898	1/19/07

Summit-at-Snoqualmie Resort Snoqualmie Pass, Washington	1,697 skiable acres, 26 chairlifts, ten lodges and skier services facilities	$—	34,466	1/19/07

The Loon Mountain Resort Lincoln, New Hampshire	275 skiable acres, ten chairlifts, base lodge, restaurants and skier services facilities	$—	15,539	1/19/07

	Total	$—	$206,888

Item 3.	Legal Proceedings

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While resolution of these matters cannot be predicted with certainty, we believe, based upon currently available information that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2006.

[Intentionally left blank]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market Information. There is no established public trading market for our shares, and even though we intend to list our shares on a national securities exchange or over-the-counter market, if market conditions are satisfactory, a public market for our shares may not develop even if the shares are listed. Prior to such time, if any, as the listing of our shares occurs, any stockholder who has held shares for not less than one year (other than CNL Income Corp. or its affiliates) may present all or any portion equal to at least 25% of such stockholder's shares to us for redemption at any time (pursuant to our existing redemption plan). See the section entitled “Redemption of shares” below for additional information regarding our redemption plan.

As of December 31, 2006, the price per share of our common stock was $10.00. We determined the price per share based upon the price we believed investors would pay for the shares and on certain other considerations. We did not take into account the value of the underlying assets in determining the price per share.

We are also aware of sales of our common stock made between investors totaling 6,000 shares sold at an average price of $8.50 per share during 2006 and 1,233 shares sold at an average price of $8.92 per share during 2005. We are not aware of any sale of our common stock for the year ended December 31, 2004 other than sales under our common stock offering.

Beginning on April 16, 2004, we offered for sale up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933 (File No. 333-108355), as amended (the “1st Offering”). We commenced active operations on June 23, 2004, when the minimum required offering proceeds were received and funds were released to us from escrow. Our activities from August 11, 2003, our inception, through June 23, 2004 were devoted to the organization of the company. On March 31, 2006, the 1st Offering was terminated and on April 4, 2006, we began the offering and sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933 (File No. 333-128662), as amended (the “2nd Offering”). As of March 15, 2007, there were approximately 42,744 common stockholders of record.

The following table summarizes our public offerings as of December 31, 2006:

	1st Offering		2nd Offering		Total
	Shares	Proceeds (in millions)	Shares	Proceeds (in millions)	Shares	Proceeds (in millions)
Subscriptions received	51,246,465	$513.0	62,533,856	$618.9	113,780,321	$1,131.9
Subscriptions received pursuant to reinvestment plan	861,879	8.2	1,424,398	13.3	2,286,277	21.5
Redemptions	(304,106)	(2.9)	—	—	(304,106)	(2.9)

Total	51,804,238	$518.3	63,958,254	$632.2	115,762,492	$1,150.5

Number of investors	17,505		20,414		37,919

In addition to the shares sold through our public offerings, our advisor purchased 20,000 shares for $200,000 preceding the commencement of our 1st Offering. In December 2004, 117,708 restricted common shares were issued to CNL Financial Group, Inc., a company affiliated with our advisor and wholly-owned indirectly by our chairman of the board and his wife, for approximately $1.2 million.

On August 18, 2006, our board adopted resolutions amending, and recommending that our stockholders approve, certain amendments to our articles of incorporation which are required to comply with securities regulations in the Commonwealth of Pennsylvania. These amendments were a condition of clearing our 2nd Offering for sale in Pennsylvania. We expect to seek stockholder approval of the amendments at our annual meeting of stockholders to be held on June 20, 2007. If the proposed amendments are not approved by our stockholders at the next annual meeting, we will cease offering or selling our securities in Pennsylvania. Additionally, we will extend a written offer of rescission to Pennsylvania stockholders who purchased shares under our 2nd Offering in the event that the proposed amendments to our articles of incorporation are not approved. As of December 31, 2006, we had received subscriptions of approximately $21.7 million (2,168,758 shares), from Pennsylvania investors in connection with our 2nd Offering.

We have used these offering proceeds primarily for the following purposes (approximate amounts in thousands):

Acquisition of real estate	$467,057
Investment in unconsolidated entities, net	170,470
Investments in mortgage loans receivable, net of repayment	100,951
Payment of offering costs	23,479
Payment of selling commissions and marketing support fees	107,928
Payment of acquisition costs and fees	47,390
Deposits on properties	6,150
Redemptions of common stock (304,106 shares at $9.50 per share)	2,887

Total	$926,312

Distributions. We make distributions to the stockholders pursuant to the provisions of our articles of incorporation. For the years ended December 31, 2006 and 2005, we declared and paid cash distributions of approximately $33.7 million and $10.1 million, respectively, to the stockholders. For the years ended December 31, 2006 and 2005, approximately 71.9% and 51.9%, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 28.1% and 48.1%, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2006 and 2005, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders' return on their invested capital.

The following table presents total distributions declared and distributions per share (in thousands except per share data):

2005 Quarters	First	Second	Third	Fourth	Year
Total distributions declared	$1,281	$2,028	$2,784	$4,003	$10,096
Distributions per share	0.1272	0.1334	0.1374	0.1374	0.5354

2006 Quarters	First	Second	Third	Fourth	Year
Total distributions declared	$5,813	$7,281	$8,396	$12,236	$33,726
Distributions per share	0.1374	0.1374	0.1399	0.1475	0.5622

We have and intend to continue to pay distributions to our stockholders on a quarterly basis. We do not intend to increase the rate of distribution in the near future. However, the amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, a balanced analysis of value creation reflective of both current and expected long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us. We are required to distribute at least 90% of our taxable income to maintain our REIT qualification for tax purposes. We have and may continue to borrow on our revolving line of credit to fund distributions to stockholders at the end of each fiscal quarter. See “Liquidity and Capital Resources” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our sources of cash for distributions.

Redemption of Shares. Our redemption plan is designed to provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us prior to the listing of our shares. Subject to certain restrictions discussed below, we may redeem fractional shares computed to five decimal places, from time to time, at the following prices:

•	$9.25 per share for stockholders who have owned their shares for at least one year;

•	$9.50 per share for stockholders who have owned their shares for at least two years;

•	$9.75 per share for stockholders who have owned their shares for at least three years, and

•	for stockholders who have owned their shares for at least four years, a price determined by our board of directors but in no event less than $10.00 per share.

During the period of any public offering, the repurchase price will be equal to or below the price of the shares offered in any offering. Stockholders that have purchased shares in our initial offering will receive no less than $9.50 for their shares and will be eligible to redeem at greater than $9.50 when the applicable holding period has been met in accordance with the pricing set forth above. Redemption of shares issued pursuant to our reinvestment plan will be priced based upon the purchase price from which shares are being reinvested.

Any stockholder who has held shares for not less than one year (other than our advisor) may present for our consideration, all or any portion equal to at least 25% of such shares to us for redemption at any time. At such time, we may, at our sole option, choose to redeem such shares presented for redemption for cash to the extent we have sufficient funds available. Further, we have the right to waive the one-year holding period in the event of the death, permanent disability or bankruptcy of a stockholder or other exigent circumstances. There is no assurance that there will be sufficient funds available for redemption or that we will exercise our discretion to redeem such shares and, accordingly, a stockholder’s shares may not be redeemed. Factors that we will consider in making our determinations to redeem shares include:

•	whether such redemption impairs our capital or operations;

•	whether an emergency makes such redemption not reasonably practical;

•	whether any governmental or regulatory agency with jurisdiction over us so demands for such action for the protection of our stockholders;

•	whether such redemption would be unlawful; and

•	whether such redemption, when considered with all other redemptions, sales, assignments, transfers and exchanges of our shares, could prevent us from qualifying as a REIT for tax purposes.

If we elect to redeem shares, the following conditions and limitations would apply. The full amount of the proceeds from the sale of shares under the reinvestment plan (the “Reinvestment Proceeds”) attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and Reinvestment Proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares we redeem (if we determine to redeem shares) exceed 5% of the number of weighted average number of shares of our common stock at the beginning of such 12-month period. For the year ended December 31, 2006, we redeemed 279,913 shares at an average price of approximately $9.50 per share, for a total of approximately $2.7 million.

Issuer Purchases of Equity Securities.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1, 2006 through October 31, 2006	157,112	$9.51	157,112	1,590,351
November 1, 2006 through November 30, 2006	—	—	—	1,590,351
December 1, 2006 through December 31, 2006	—	—	—	1,590,351

Total	157,112		157,112

In February 2007, we redeemed an additional 98,252 shares for an average price of approximately $9.50 per share, for a total of $933,396.

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and we determine to redeem shares, we will commit to redeem shares on a pro rata basis at the end of each quarter, with the actual redemption occurring at the beginning of the next quarter. A stockholder whose shares are not redeemed due to insufficient funds in that quarter can ask that the request to redeem the shares be honored at such time as sufficient funds exist. In such case, the redemption request will be retained, and such shares will be committed for redemption (if we determine to redeem shares) in the same manner as described above at the end of the next quarter. Alternatively, if a redemption request is not satisfied and the stockholder does not make a subsequent request to redeem its shares at such time as sufficient proceeds from the Reinvestment Plan exist, we will treat the initial redemption request as cancelled. Stockholders will not relinquish their shares of common stock to us until such time as we commit to redeem such shares. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a request in writing. Until such time as a commitment is communicated and shares are actually delivered to us, a stockholder may withdraw its redemption request.

A stockholder who wishes to have his or her shares redeemed must mail or deliver a written request on a form we provide, executed by the stockholder, its trustee or authorized agent, to the redemption agent, which is currently BNY Investment Center, Inc., an affiliate of the Bank of New York. The redemption agent at all times will be registered or exempt from registration as a broker-dealer with the Commission and each state securities commission. Within 30 days following the redemption agent’s receipt of the stockholder’s request, the redemption agent will forward to such stockholder the documents necessary to effect the redemption, including any signature guarantee we or the redemption agent may require. In the event that we elect to accept such shares for redemption, the redemption agent will effect such redemption for the calendar quarter provided that it receives the properly completed redemption documents relating to the shares to be redeemed from the stockholder at least one calendar month prior to the last day of the current calendar quarter and has sufficient funds available to redeem such shares. The effective date of any redemption will be the last date during a quarter during which the redemption agent receives the properly completed redemption documents. As a result, we anticipate that, assuming sufficient funds are available for redemption, the redemptions will be paid no later than 30 days after the quarterly determination of the availability of funds for redemption.

Accordingly, the redemption price paid to stockholders for shares of common stock we redeem may vary over time to the extent that the United States Internal Revenue Service changes its ruling regarding the percentage discount that a REIT may give on reinvested shares, or to the extent that the board of directors determines to make a corresponding change to the price at which it offers shares pursuant to its reinvestment plan.

A stockholder may present fewer than all of his or her shares to us for redemption provided that:

•	the minimum number of shares which must be presented for redemption shall be at least 25% of his or her shares, and

•	if such stockholder retains any shares, he or she must retain at least $5,000 worth of shares based on the current offering price.

Our board of directors, in its sole discretion, may amend or suspend the redemption plan at any time it determines that such amendment or suspension is in our best interest. If our board of directors amends or suspends the redemption plan, we will provide stockholders with at least 30 days advance notice prior to effecting such amendment or suspension: (i) in our annual or quarterly reports or (ii) by means of a separate mailing accompanied by disclosure in a current or periodic report under the Securities Exchange Act of 1934. While we are engaged in an offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement as required under federal securities laws. The redemption plan will terminate, and we no longer shall accept shares for redemption, if and when listing occurs.

[Intentionally left blank]

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The following selected financial data for CNL Income Properties should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations”(in thousands except per share data):

	Year Ended December 31,
	2006	2005	2004	2003
Operating Data (1):
Revenues	$22,256	$227	$—	$—
Operating income (loss)	1,478	(4,984)	(1,280)	—
Net income (loss)	19,385	6,583	(683)	—
Net income (loss) per share	0.31	0.33	(0.17)	—
Weighted average number of shares outstanding (basic and diluted)	62,461	19,796	4,076	20
Cash distributions declared and paid (2)	33,726	10,096	1,173	—
Cash distributions declared and paid per share	0.56	0.54	0.26	—
Cash provided by (used in) operating activities	45,293	4,616	755	(199)
Cash used in investing activities	562,480	199,063	41,781	—
Cash provided by financing activities	721,293	251,542	77,735	200

	Year Ended December 31,
	2006	2005	2004	2003
Balance Sheet Data:
Real estate investments	$464,892	$20,953	$—	$—
Investments in unconsolidated entities	178,672	212,025	41,913	—
Mortgages and other notes receivable	106,356	3,171	—	—
Cash	296,163	93,804	36,710	1
Total assets	1,103,699	336,795	85,956	1,312
Long-term debt obligations	69,996	—	—	—
Total liabilities	104,505	12,163	11,004	1,112
Stockholders’ equity	977,506	324,632	74,952	200

Other Data:
Funds from operations (“FFO”) (3)	$40,037	$14,170	$(579)	$—
FFO per share	$0.64	$0.72	$(0.14)	$—
Properties owned directly at the end of period	42	1	—	—
Properties owned through unconsolidated entities at end of the period	10	10	7	—
Investments in mortgages and other notes receivable at the end of period	7	1	—	—

FOOTNOTES:

(1)	The selected financial data for 2003 covers the period August 11, 2003 (our date of inception) through December 31, 2003. Operations commenced on June 23, 2004 when we received minimum offering proceeds of $2.5 million and funds were released from escrow. We completed our first investment in December 2004. The historical results of operations are not necessarily indicative of future performance due to our limited operating history and our rate of growth attributable to the significant increase in proceeds raised through our offerings as well as the number and magnitude of real estate acquisitions made during 2006.

(2)	Cash distributions are declared by the board of directors and generally are based on various factors, including expected and actual net cash from operations and our general financial condition, among others. Approximately 71.9%, 51.9%, 24.0% and 0.0% of the distributions received by stockholders were considered to be ordinary income and approximately 28.1%, 48.1%, 76.0% and 0.0% were considered a return of capital for federal income tax purpose for the years ended December 31, 2006, 2005, 2004 and 2003, respectively. We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital.
(3)	We consider funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) and as used herein, means net income determined in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. We believe that by excluding the effect of depreciation and amortization, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income); (ii) is not necessarily indicative of cash flow available to fund cash needs; and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income as reported in the accompanying consolidated financial statements and notes thereto.

Reconciliation of net income (loss) to FFO for the years ended December 31, 2006, 2005, 2004 and 2003 (in thousands except per share data):

	Year Ended December 31,
	2006	2005	2004	2003
Net income (loss)	$19,385	$6,583	$(683)	$—

Adjustments:
Depreciation and amortization	8,489	17	—	—
Net effect of FFO adjustment from unconsolidated entities (a)	12,163	7,570	104	—

Total funds from operations	$40,037	$14,170	$(579)	$—

Weighted average number of shares of common stock outstanding (basic and diluted)	62,461	19,796	4,076	20

FFO per share (basic and diluted)	$0.64	$0.72	$(0.14)	$—

FOOTNOTES:

(a)	In calculating our pro-rata share of FFO from unconsolidated entities, we first calculate FFO independently for each unconsolidated entity. We then determine our share of the FFO from each unconsolidated entity by multiplying the FFO for each such entity by the percentage of income that we recognize in our equity in earnings from the unconsolidated entity during the reporting period. The percentage of income that we recognize as equity in earnings for each unconsolidated entity is determined using the HLBV method of accounting. FFO per share decreased for the year ended December 31, 2006 as compared to the same period in 2005 primarily due to (i) our partner in the DMC Partnership receiving a greater share of earnings and FFO during 2006 than in 2005 as a result of income and FFO being allocated between us and our partners using the HLBV method of accounting and (ii) as a result of the dilution caused by uninvested offering proceeds received from our common stock offering. Because of the way income and FFO are allocated using the HLBV method of accounting, the historical FFO we recognized from our unconsolidated entities is not indicative of FFO that we will be allocated to us in the future.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

We have and will continue to focus our investment activities on and use the proceeds of our offerings primarily for the acquisition, development and ownership of lifestyle properties that we believe posses some or all of the following characteristics:

•	are part of an asset class wherein the supply of developed, specific-use real estate is typically greater than the demand for the intended use of such real estate;

•	have historically shown consistent revenue and income trends or has the potential for increased performance due to a change in operational control or additional investment in improvements;

•	are part of an industry that is experiencing constraints on the availability of new capital, which we believe typically has the effect of lowering the purchase price of such properties;

•	have the potential for long-term revenue generation based upon certain demographic data, including an aging baby boomer population and associated concentrations of wealth.

However, we are not limited to any asset class.

As of December 31, 2006, we had invested through consolidated entities in one sky lift attraction, one dealership, 20 golf courses, two ski properties, two outdoor waterparks, 11 family entertainment centers, five marinas and we have made eight loans, seven of which are outstanding. We had also invested through unconsolidated entities in retail and commercial properties at seven resort villages (two of which are located in Canada), one merchandise mart property and two waterpark resorts. Subsequent to December 31, 2006, we acquired one additional golf course property and five additional ski properties. We have also committed to acquire three additional waterparks, four theme parks, four marina properties and the retail and commercial properties at one resort village during 2007.

Many of the asset classes in which we invest experience seasonal fluctuations in their business. As a result, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. We experience competition from other REITs, real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds and other investors, including, but not limited to, banks and insurance companies, many of which will have greater financial resources than us in the acquisition, leasing and financing of properties with our targeted asset classes. These competitors often also have a lower cost of capital and are subject to less regulation. This competition impacts both our ability to find real estate investments and tenants. We may also face competition from other funds in which CNL participates.

All of the properties in which we own an interest are, or will be, leased on a long-term basis to either affiliated or third-party tenants or managed by third-party operators that we consider to be significant industry leaders except for two waterpark resorts. These waterpark resorts are owned by us through an unconsolidated partnership that leases the properties to tenant entities that are held by a wholly owned taxable REIT subsidiary (“TRS”) of the partnership. The results of operations for this unconsolidated entity will include the operating results of the underlying properties as opposed to rental income from operating leases that is normally recorded for properties leased to third-party tenants.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other permitted investments and the payment of operating expenses and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans will be generated from operations, our investments or advances from affiliates, although our affiliates are not obligated to advance such funds. Our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, from interest payments on the loans we make and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could significantly decrease our ability to pay distributions to our stockholders. We have also entered into a revolving line of credit with a capacity of $20.0 million, which will be used to bridge short-term liquidity needs that arise due to timing of cash receipts and payments.

We intend to continue to acquire properties and make loans and other permitted investments with proceeds from our public offering and permanent debt financing. If sufficient capital is not raised, it would limit our ability to acquire additional properties, make loans or permitted investments. This could impact our ability to pay distributions unless we choose to borrow to do so.

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to be generated from properties, loans and other permitted investments to cover such distributions. In the event we are unable to acquire properties at the pace expected, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long term. Our ability to acquire properties is in part dependent upon our ability to locate and contract with suitable third-party tenants. The inability to locate suitable tenants may delay our ability to acquire certain properties. Not only are we experiencing increased competition in our targeted asset classes, we are also challenged due to the complex and expensive structures we must use to acquire properties due to the tax and legal requirements of being a REIT. Delays in acquiring properties or making loans with the capital raised from our common stock offerings adversely affect our ability to pay distributions to our existing stockholders.

We believe that our current and anticipated capital resources, including cash on hand and the availability of funds from our line of credit and from other potential borrowings are sufficient to meet our liquidity needs for the coming year and beyond.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of December 31, 2006 we had received approximately $1.2 billion (116.1 million shares) in total offering proceeds. These proceeds include subscriptions of approximately $21.7 million (2,168,758 shares), received from Pennsylvania investors in connection with our 2nd Offering. If certain proposed amendments to our articles are not approved by our stockholders we have agreed to extend a written offer of rescission to those investors. Additionally, we will no longer be able to offer our shares for sale to residents of Pennsylvania if such approval is not obtained.

During the period January 1, 2007 through March 15, 2007, we received additional subscription proceeds of approximately $130.7 million (13.1 million shares).

Borrowings

We intend to borrow money to acquire assets and to pay certain related fees. We have borrowed, and may continue to borrow, money to pay distributions to stockholders. We also intend to encumber assets in connection with such borrowings. In general, the aggregate amount of permanent financing is not expected to exceed 50% of our total assets on an annual basis. The maximum amount we may borrow is 300% of our net assets in the absence of a satisfactory showing that a higher level of borrowing is appropriate. In order to borrow an amount in excess of 300% of our net assets, a majority of the independent members of our board of directors must approve the borrowing and the borrowing must be disclosed and explained to stockholders in our first quarterly report after such approval occurs.

We plan to obtain lines of credit in an amount up to $100 million. The lines of credit may be increased at the discretion of our board of directors and may be repaid with offering proceeds, proceeds from the sale of assets, working capital or permanent financing.

On March 24, 2006, we obtained a $20.0 million line of credit from Colonial Bank, N.A. The line of credit replaced a previously existing $5.0 million line of credit obtained from Branch Banking & Trust Company and is used for working capital, to temporarily fund distributions to stockholders and to bridge financing on real estate investments. The line of credit is unsecured and bears interest at a rate of 30-day LIBOR (approximately 5.32% on December 29, 2006) plus 2.25%. The line of credit has a term of two years with monthly payments of interest only and principal due at maturity on March 24, 2008. As of December 31, 2006, borrowings outstanding under the line of credit were approximately $3.0 million. The balance outstanding on the previous line of credit at December 31, 2005 was approximately $4.5 million. The terms of the line of credit require us to meet certain customary financial covenants and ratios including (a) a total permanent debt to total assets ratio of no more than 65%, (b) a tangible net worth of no less than $200.0 million and (c) a ratio of distributions to funds from operations of no more than 110%. We were in compliance with these covenants at December 31, 2006. Additionally, we are required to maintain a zero balance on the line of credit for a 30-day period during each year starting on the commencement date of the loan. We completed this annual 30-day period in February 2007.

As of December 31, 2006 we had the following mortgages and other notes payable (in thousands):

Lender & Description	Date of loan agreement	Maturity	Interest Rate	Principal Balance at December 31, 2006	Terms
MWH Preservation Limited Partnership – in connection with the acquisition of Bretton Woods	6/22/2006	6/19/2010	5.77%	$6,500	All principal and interest due on maturity. We have obtained a letter of credit collateralized by an $8.0 million certificate of deposit.

MWH Preservation Limited Partnership - in connection with the acquisition of Bretton Woods	6/22/2006	6/19/2009	5.20%	$338	All principal and interest due on maturity.

Sun Life Assurance Company of Canada – golf financing	11/14/2006	12/1/2016	6.18%	$16,522	Monthly payments of principal and interest based on a 25-year amortization period. The loan is collateralized by three golf properties with a combined total carrying value of approximately $32.3 million at December 31, 2006.

Sun Life Assurance Company of Canada – golf financing	11/30/2006	12/1/2016	6.33%	$46,636	Monthly payments of principal and interest based on a 25-year amortization period. The loan is collateralized by three golf properties, with a combined total carrying value of approximately $94.5 million at December 31, 2006.

Total				$69,996

See the section below entitled “Off Balance Sheet and Other Arrangements – Borrowings of Our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $45.3 million for the year ended December 31, 2006 and consisted primarily of interest earned on uninvested offering proceeds, rental revenues, interest income on mortgages and other notes receivable, the receipt of distributions from our unconsolidated entities and security deposits from our third-party tenants, offset by payments made for operating expenses (including asset management fees to our advisor), as compared to the net cash flow from operating activities of approximately $4.6 million for the year ended December 31, 2005 which consisted primarily of distributions from our unconsolidated entities. Net cash flow provided by operating activities was approximately $755,000 for the year ended December 31, 2004, which consisted primarily of interest income earned on cash in bank accounts offset by payments made for operating expenses during the period in which we were operational.

Distributions from Unconsolidated Entities

As of December 31, 2006, we had investments in ten properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities. For the years ended December 31, 2006 and 2005, we received operating distributions of approximately $17.0 million and $7.1 million, respectively, from the operation of these entities. These distributions are generally received within 45 days after each quarter end. Distributions receivable from our unconsolidated entities as of December 31, 2006 and 2005 were approximately $2.2 million and $4.9 million, respectively.

The following table summarizes the change in distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership (1)	DMC Partnership (2)	Intrawest Venture (3)	Total
Year ended December 31, 2006	$310	$10,232	$4,498	$15,040
Year ended December 31, 2005	1,981	6,711	4,391	13,083

Increase (decrease)	$(1,671)	$3,521	$107	$1,957

FOOTNOTES:

(1)	The Wolf Partnership acquired the properties during the fourth quarter of 2005. The amount shown excludes the capital distribution from loan proceeds of approximately $43.7 million received from the Wolf Partnership during the year ended December 31, 2006.
(2)	For the year ended December 31, 2006 as compared to 2005, the increase in distributions declared is primarily due to the ownership of the World Trade Center and International Floral Gift Center (collectively the DMC property) for the entire year ended December 31, 2006. During the same period in 2005, the distributions declared reflect the ownership of the World Trade Center from February 14, 2005 through December 31, 2005 and International Floral Gift Center from May 25, 2005 through December 31, 2005.
(3)	The overall increase in distributions declared from the Intrawest Venture is primarily due to an increase in our annual first tier preferred return for the year ended December 31, 2006 as provided by the venture agreement as compared to the same period in 2005.

The agreements governing our ventures provide for us to receive a preferred return on our invested capital ahead of any returns to our partners. We received our full preferred returns from the DMC Partnership and the Intrawest Venture for the year ended December 31, 2006. However, the operating cash flows at the Intrawest Venture were not sufficient to provide us with our preferred return, and in accordance with the provisions of the partnership agreement our partner was required to make a special capital contribution of approximately $371,000, which was distributed to us in order to achieve our full preferred return. Going forward, our partner is no longer required to make such special capital contributions. However, we expect that future cash flows to the Intrawest Venture will be sufficient to provide us with our full preferred return.

For the year ended December 31, 2006, we did not receive our full preferred return from the Wolf Partnership, which was adversely affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater than expected competitive pressures, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We expect that cash flows will continue to be affected in 2007 by these economic and competitive pressures. We are working with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term at both of these locations.

Uses of Liquidity and Capital Resources

Property Acquisitions and Investments in Unconsolidated Entities

During the years ended December 31, 2006 and 2005, we have acquired the following properties and portfolios, all of which have been or will be leased under a long-term, triple-net basis to either an affiliate or third-party tenants and managed by third-party operators that we consider significant industry leaders.

Property	Location	Date of Acquisition	Purchase Price (in thousands)
Gatlinburg Sky Lift	Gatlinburg, Tennessee	12/22/05	$19,940
Hawaiian Falls – Garland	Garland, Texas	4/21/06	6,318
Hawaiian Falls – The Colony	The Colony, Texas	4/21/06	5,807
Route 66 Harley-Davidson Dealership	Tulsa, Oklahoma	4/27/06	6,500
Palmetto Hall Plantation Club	Hilton Head, South Carolina	4/27/06	7,600
Cypress Mountain Ski Area	Vancouver, British Columbia	5/30/06	27,500

Property	Location	Date of Acquisition		Purchase Price (in thousands)
Raven Golf Club at South Mountain	Phoenix, Arizona	6/09/06		12,750
Bretton Woods Mountain Resort	Bretton Woods, New Hampshire	6/23/06		45,000
Bear Creek Golf Course	Dallas, Texas	9/08/06		11,100
Family Entertainment Centers	11 locations	10/06/06		35,222
Weston Hills Country Club	Weston, Florida	10/16/06		35,000
Valencia Country Club Talega Golf Club	Santa Clarita, California and San Clemente, California	10/16/06 10/16/06		39,533 18,000
EAGL Golf Portfolio	Five locations	11/16/06	(1)	45,236
EAGL Cowboys	Grapevine, Texas	11/16/06	(2)	25,000
Premier Golf Portfolio	Seven locations	12/22/06		58,000
Marinas International Portfolio	Five locations	12/22/06		69,398

Total				$467,904

FOOTNOTES:

(1)	We acquired one additional course from EAGL, the Clear Creek Golf Club on January 11, 2007 for approximately $1.9 million.
(2)	On November 16, 2006, we purchased a 47.5% partnership interest in the Partnership owning the Cowboys golf Course. In December 2006, we purchased the remaining 52.5% partnership interest. It is expected that the property will be leased to a third-party tenant in 2007.

During the years ended December 31, 2006 and 2005, we invested through unconsolidated entities in retail and commercial properties at seven resort villages (two of which are located in Canada), one merchandise mart property and two waterpark resorts. In addition, we contributed to the DMC Partnership for the Trade Mart lighting center expansion approximately $13.5 million and $3.4 million for the years ended December 31, 2006 and 2005, respectively.

We have acquired additional properties subsequent to December 31, 2006 and have committed to acquire additional properties and to fund development costs for a significant addition to one of our existing properties. We also have potential obligations to pay additional contingent purchase consideration related to some of the properties we acquired if those properties achieve certain performance thresholds. See “Events Occurring Subsequent to December 31, 2006” and “Commitments, Contingencies and Contractual Obligations” for additional information.

Mortgages and Other Notes Receivable

During the years ended December 31, 2006 and 2005, we have made a total of eight loans and on August 14, 2006, one was repaid. As of December 31, 2006, we have the following loans outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity		Interest Rate		Loan Principal Amount	Accrued Interest
Plaza Partners, LLC (hotel conversion)	2/28/2006	2/28/2007	(1)	15.0	% (1)	$16,800	$1,562

Mizner Court Holdings, LP (condominium conversion)	3/10/2006	11/9/2007		LIBOR + 7.0	% (2)	$15,000	$118

Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009		13.5	% (3)	$30,000	$927

Marinas International (four marina properties)	12/22/2006	12/22/2021		10.25	%(4)	$39,151	$108

Total						$100,951	$2,715

FOOTNOTES:

(1)	Pursuant to the loan agreement dated February 28, 2006, the loan had an annual fixed interest rate of 15.0% with monthly interest payments of 8.75% and the remaining 6.25% becoming due and payable upon the loan's maturity. Following discussions with the borrower, we amended the loan agreement, extending certain deadlines until December 31, 2006. On January 1, 2007, the borrower failed to meet certain deadlines and the interest rate was raised to 19.0%, retroactively to inception of the loan, with the monthly interest payments remaining the same. The borrower has remained current on its loan payments. The loan matured on February 28, 2007, and we are currently in negotiations with the borrower to either grant an extension of the term in accordance with the original loan or receive full or partial pay-off. The loan is collateralized by a first mortgage on the property.

(2)	The loan was purchased from Column Financial, Inc., as former lender, to Mizner Court Holdings, LP. Mizner Court Holdings, LP is a partnership owned by a subsidiary of GE Capital called GEBAM, Inc. and by Stoltz Mizner Court, LP. The mezzanine loan is collateralized by a pledge of all the partnership interests in Mizner Court, LP.
(3)	Pursuant to the loan agreement, we agreed to provide financing up to $40.0 million in connection with the development of the infrastructure of an Orvis-branded lifestyle community in Granby, Colorado. As of December 31, 2006, we have advanced $30.0 million. The loan requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The term of the loan may be extended by the borrower up to 12 months. The loan is collateralized by a first mortgage on a portion of the Granby property. The loan is personally guaranteed by the principals of Shorefox Development, LLC until $10.0 million in infrastructure is completed.
(4)	Pursuant to the four promissory notes with substantially similar terms and an aggregate principal of $39.2 million, the notes require monthly interest only payments for the first three years based on an annual percentage rate of 9.0% and aggregate monthly principal and interest payments of $352,252 thereafter. The notes are cross-collateralized by four marina properties and may be prepaid anytime after the fourth year. At maturity, in addition to the entire unpaid principal balance, accrued and unpaid interest, and any other sums due thereunder, Marinas International is expected to pay the holder of each loan an exit fee equal to the aggregate of monthly interest payments that would have been payable if the interest rate had been 10.25% rather than 9.0%.

The Plaza Partners, LLC and Mizner Court Holdings, LP loans are for condominium conversion projects in Florida. Since making the loans, the Florida condominium market has softened considerably and, accordingly, our borrowers no longer believe the condo conversion is feasible and are evaluating their alternatives. While our borrowers remain current under these loans, if the market conditions continue to decline we may be exposed to additional risk of non-payment and impairment of these loans. However, at December 31, 2006 we evaluated the facts, circumstances and projected cash flows from the loans and underlying properties and, based on this analysis, we do not believe the carrying values of the loans are impaired.

We have made three additional loans subsequent to December 31, 2006 and have committed to make one other loan. See “Events Occurring Subsequent to December 31, 2006” and “Commitments, Contingencies and Contractual Obligations” for additional information.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, a balanced analysis of both current and expected long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us.

We have historically and expect to continue to make advances under our revolving line of credit to temporarily fund the payment of distributions at the end of each fiscal quarter. As of December 31, 2006, we borrowed $3.0 million on our revolving line of credit for the payment of distributions, which was repaid during the first quarter of 2007. We also may fund distributions from loans proceeds received by us or through our joint venture arrangements. We currently have up to $20.0 million liquidity under our line of credit. In the event that we need to borrow to temporarily fund the payment of distributions and are unable to do so, then we may have to reduce our distributions to stockholders.

The distributions declared and paid during the years ended December 31, 2006, 2005 and 2004 were $33.7 million, $10.1 million and $1.2 million, respectively, and exceeded net income for the year ended December 31, 2006, 2005 and 2004 by approximately $14.3 million, $3.5 million and $1.9 million, respectively. Distributions to stockholders maybe considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the years ended December 31, 2006, 2005 and 2004, approximately 42.5%, 34.8% and 100.0%, of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 28.1%, 48.1% and 76.0% of the distributions for the years ended December 31, 2006, 2005 and 2004, respectively, constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

Common Stock Redemptions

For the years ended December 31, 2006 and 2005, approximately 280,000 shares and 24,000 shares, respectively, were redeemed at approximately $2.7 million and $0.2 million, respectively, for an average price per share of $9.50 and $9.50 in both years. These shares are considered retired and will not be reissued.

Related Party Arrangements

Certain of our directors and officers hold similar positions with CNL Income Corp., which is both a stockholder and our advisor, and CNL Securities Corp., which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in the parent company of our advisor. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $106.8 million, $41.8 million and $10.6 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Of these amounts, approximately $11.1 million and $7.1 million are included in the due to related parties in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively.

CNL Income Corp. and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the years ended December 31, 2006, 2005 and 2004 were approximately $12.6 million, $15.3 million and $10.0 million, respectively.

Additionally, pursuant to the advisory agreement, we will not reimburse our advisor any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). The first applicable expense year and measurement period was the twelve months ended June 30, 2005, for which our operating expenses exceeded the Expense Cap by $398,071. In accordance with the advisory agreement, such amount was recorded as a reduction in general and administrative expenses and was reimbursed by our advisor. For the each year ended following the initial measurement period including the Expense Year ended December 31, 2006, operating expense did not exceed the Expense Cap.

We maintain accounts at a bank for which our chairman and vice chairman serve as directors and in which CNL Financial Group, an affiliate of our advisor, is a stockholder. We had deposits of approximately $3.5 million as of December 31, 2006 and zero as of December 31, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Consolidation. The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and entities in which we have a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”) and Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), or are the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46”). The application of FIN 46, SOP 78-9 and EITF 04-5 requires management to make significant estimates and judgments about our and our venture partners’ rights, obligations and economic interests in the related venture entities. The equity method of accounting is applied in the consolidated financial statements with respect to those investments in entities in which we are not the primary beneficiary under FIN 46 or have less than a controlling interest due to the significance of rights and obligations held by other parties under SOP 78-9 and EITF 04-5.

Investments in unconsolidated entities. The equity method of accounting is applied with respect to investments in entities for which we have determined that consolidation is not appropriate under FIN 46, SOP 78-9 or EITF 04-5. We recognize equity in earnings from our unconsolidated entities under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the capital structure of those entities and the rights and priorities of the partners. The HLBV method differs from other generally accepted accounting methods in which an investing partner recognizes the percentage of a venture’s net income or loss based upon the partner’s percentage of ownership. Under the HLBV method, we must estimate at the balance sheet date what we would receive or be obligated to pay in accordance with the governing agreements if our unconsolidated entities were to liquidate all of their assets, pay their debts and distribute the remaining equity at book value. As a result, we recognize income (equity in earnings) in each reporting period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Under this method, in any given period we could be recording more or less income than actual cash distributions received and more or less than we may receive in the event of an actual liquidation.

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

Leases. Our leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and have been accounted for as operating leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. Changes in our estimates or assumptions regarding collectibility of lease payments, the residual value or economic lives of the leased property could result in a change in accounting for the lease.

Impairments. For real estate investments accounted for under the equity method, we compare the estimated fair value of our investment to the carrying value at each reporting date. To the extent the fair value of the investment is less than the carrying amount, and the decline in value is determined to be other than a temporary decline, an impairment charge will be recorded. For real estate owned directly, we monitor events and changes in circumstance that may indicate that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123 Revised”). FAS 123 Revised is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” FAS 123 Revised supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123 Revised focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS 123 Revised, we, beginning in the first quarter of 2006, were required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost is required to be recognized over the period during which an employee is required to provide services in exchange for the award. Since we have not historically had any share-based payments, the adoption of FAS 123 Revised did not have an impact on our results of operations.

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (FAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and Statement of Financial Accounting Standards Board No. 3, “Reporting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and did not have any impact on our financial statements.

In September 2006, the Financial Accounting Standard Board (the “FASB”) issued FASB Interpretation No. 157, “Fair Value Measurement” (FAS 157). FAS 157 creates consistency in valuing all assets and liabilities. Fair value is defined as what would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. FAS 157 requires certain methods to be used to measure fair value and expands disclosures about fair value measurements. The application of this pronouncement is effective in fiscal periods beginning after November 15, 2007 and is not expected to have any significant impact to our current practice nor on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

RESULTS OF OPERATIONS

The following tables summarize our operations for the year ended December 31, 2006 as compared to December 31, 2005 and for the year ended December 31, 2005 as compared to December 31, 2004 (in thousands except per share data):

	Year ended
	December 31,
	2006	2005	$ Change	% Change
Revenue:
Rental income from operating leases	$15,926	$112	$15,814	14119.6%
Interest income on mortgages and other notes receivable	6,210	115	6,095	5300.0%
Other operating income	120	—	120	n/a

Total revenue	22,256	227	22,029	9704.4%

Expenses:
Asset management fees to advisor	5,356	2,559	2,797	109.3%
General and administrative	6,815	2,615	4,200	160.6%
Depreciation and amortization	8,489	37	8,452	22843.2%
Other operating expenses	118	—	118	n/a

Total expenses	20,778	5,211	15,567	298.7%

Operating income (loss)	1,478	(4,984)	6,462	129.7%

Other income (expense):
Interest and other income	7,890	1,346	6,544	486.2%
Interest expense and loan cost amortization	(986)	(69)	(917)	1329.0%
Equity in earnings of unconsolidated entities	11,003	10,290	713	6.9%

Total other income	17,907	11,567	6,340	54.8%

Net income	$19,385	$6,583	$12,802	194.5%

Earnings (loss) per share of common stock (basic and diluted)	$0.31	$0.33	$(0.02)	(6.0)%

Weighted average number of shares of common stock outstanding (basic and diluted)	62,461	19,796

	Year ended
	December 31,
	2005	2004	$ Change	% Change
Revenue:
Rental income from operating leases	$112	$—	$112	n	/a
Interest income on mortgages and other notes receivable	115	—	115	n	/a

Total revenue	227	—	227	n	/a

Expenses:
Asset management fees to advisor	2,559	—	2,559	n	/a
General and administrative	2,615	1,280	1,335	104.3%
Depreciation and amortization	37	—	37	n	/a

Total expenses	5,211	1,280	3,931	307.1%

Operating loss	(4,984)	(1,280)	(3,704)	(289.3)%

Other income (expense):
Interest and other income	1,346	379	967	255.1%
Interest expense and loan cost amortization	(69)	—	(69)	n	/a
Equity in earnings of unconsolidated entities	10,290	218	10,072	4620.2%

Total other income	11,567	597	10,970	1837.5%

Net income (loss)	$6,583	$(683)	$7,266	1063.8%

Earnings (loss) per share of common stock (basic and diluted)	$0.33	$(0.17)	$0.50	(294.1)%

Weighted average number of shares of common stock outstanding (basic and diluted)	19,796	4,076

Rental income from operating leases. The significant increase in rental income for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was due to the acquisition of 42 real estate properties during 2006, of which 41 were leased on a long-term triple net basis to third-party tenants as compared to the single property that we acquired and leased in December 2005. Prior to December 2005, we did not own any properties that we consolidated in our financial statements and all of our investments were owned through unconsolidated entities from which our primary source of income was equity in earnings.

Interest income on mortgages and other notes receivable. Between September 2005 and December 2006, we made eight loans to third-party borrowers, which resulted in interest income of approximately $6.2 million and $115,000 for the years ended December 31, 2006 and 2005, respectively. On August 14, 2006, one of the loans was repaid in full. We had not made any loans prior to September 2005.

Other operating income and expense. The increase in other operating income for the year ended December 31, 2006 as compared to December 31, 2005 is primarily due to the acquisition of Cowboys Golf Club which was operated through a TRS. We expect to enter into a long-term lease agreement for the Cowboys Golf Club with a subsidiary of EAGL Golf by the end of the first quarter of 2007. From the point at which we enter into the long-term lease, golf operating revenues and expenses will be replaced with rental income.

Asset management fees to advisor. Asset management fees of 0.08334% of invested assets are paid to the advisor for the acquisition of real estate assets and making loans. For the years ended December 31, 2006 and 2005, asset management fees to our advisor were approximately $5.4 million and $2.6 million, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans made during 2006 and 2005.

General and administrative. General and administrative expenses were approximately $6.8 million, $2.6 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase is primarily due to the overall increase in our operating activities as a result of the properties we have acquired.

Depreciation and amortization. Depreciation and amortization expenses were approximately $8.5 million and $37,000 for the years ended December 31, 2006 and 2005, respectively. The increase is primarily due to the acquisition of additional real estate properties during 2006 and 2005.

Interest and other income. The increase in interest income is a result of greater average cash on hand from uninvested offering proceeds during the year ended December 31, 2006 as compared to December 31, 2005 and during the year ended December 31, 2005 as compared to December 31, 2004.

Interest expense and loan cost amortization. The increase in interest expense for the year ended December 31, 2006 as compared to December 31, 2005 is primarily due to the notes and mortgages payable in connection with the Bretton Woods acquisition and the financing of six golf properties that closed toward the end of 2006.

Equity in earnings. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	For the Year Ended December 31, 2006
	2006	2005	$ Change	% Change
Wolf Partnership	$(1,970)	$(400)	$(1,570)	(392.5)%
DMC Partnership	9,059	6,297	2,762	43.9%
Intrawest Venture	3,964	4,393	(429)	(9.8)%
Other	(50)	—	(50)	n/a

Total	$11,003	$10,290	$713	6.9%

	For the Year Ended December 31, 2005
	2005	2004	$ Change	% Change
Wolf Partnership	$(400)	$—	$(400)	n/a
DMC Partnership	6,297	—	6,297	n/a
Intrawest Venture	4,393	218	4,175	1915.1%

Total	$10,290	$218	$10,072	4620.2%

Equity in earnings increased by approximately $713,000 overall for the year ended December 31, 2006 as compared to the same period in 2005, primarily due to increased income from owning the DMC Partnership as a result of our ownership of the property for the entire year of 2006 offset partially by increased losses from owning the Wolf Partnership for the entire year of 2006. We acquired our interest in the DMC Partnership in the first half of 2005, our interest in the Wolf Partnership in October 2005, and our interest in the Intrawest Venture in December 2004. The equity in earnings from the ventures is also impacted by the performance of the underlying properties. The Wolf Partnership, which was adversely affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater competitive pressure, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We are working with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term at both of these locations, however the affects of the economic downturn and competitive pressure is expected to continue to have an impact on our earnings in 2007.

Equity in earnings is recognized under the HLBV method as discussed earlier in “Critical Accounting Estimates.” Because our equity in earnings is calculated in this manner we have historically recognized more income than the underlying unconsolidated entities have generated and our partners have historically been allocated significant losses which offset the earnings that we have recorded for these entities. Additionally, during the year ended December 31, 2006, our partners’ unreturned capital in the Intrawest Ventures was reduced to zero as a result of the losses they have recognized and the distributions that they have received from this entity. Since the date that this occurred we no longer recognize significant amounts of income from this venture and in the future may recognize losses that this entity incurs (on a GAAP basis). While this method of recognizing earnings and losses from the unconsolidated entity is not expected to have an impact on the distributions we receive, it will likely result in reductions or fluctuations in our net income, earnings per share, funds from operations (as defined below) and FFO per share.

Net income and earnings per share. Our net income and earnings per share are volatile as we are still in the early stages of operation. These performance measures are significantly affected by the pace at which we raise offering proceeds and the time it takes to accumulate and deploy such capital in real estate acquisitions and other investments that produce income for us. The accumulation of funds over time in order to make large individually significant acquisitions can be dilutive to the earnings per share ratio.

OTHER

Funds from Operations

We consider FFO to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the NAREIT and as used herein, means net income determined in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. We believe that by excluding the effect of depreciation and amortization, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies.

Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

Reconciliation of net income to FFO for the years ended December 31, 2006, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003
Net income (loss)	$19,385	$6,583	$(683)	$—
Adjustments:
Depreciation and amortization	8,489	17	—	—
Net effect of FFO adjustment from unconsolidated entities (1)	12,163	7,570	104	—

Total funds from operations	$40,037	$14,170	$(579)	$—

Weighted average number of shares of common stock outstanding (basic and diluted)	62,461	19,796	4,076	20

FFO per share (basic and diluted)	$0.64	$0.72	$(0.14)	$—

FOOTNOTES:

(1)	In calculating our pro-rata share of FFO from unconsolidated entities, we first calculate FFO independently for each unconsolidated entity. We then determine our share of the FFO from each unconsolidated entity by multiplying the FFO for each such entity by the percentage of income that we recognize in our equity in earnings from the unconsolidated entity during the reporting period. The percentage of income that we recognize as equity in earnings for each unconsolidated entity is determined using the HLBV method of accounting. FFO per share decreased for the year ended December 31, 2006 as compared to the same period in 2005 primarily due to (i) our partner in the DMC Partnership receiving a greater share of earnings and FFO during 2006 than in 2005 as a result of income and FFO being allocated between us and our partners using the HLBV method of accounting and (ii) as a result of the dilution caused by uninvested offering proceeds received from our common stock offering. Because of the way income and FFO are allocated using the HLBV method of accounting, the historical FFO we recognized from our unconsolidated entities is not indicative of FFO that will be allocated to us in the future.

OFF BALANCE SHEET AND OTHER ARRANGEMENTS

We hold interests in unconsolidated entities that may affect our results of operations, financial liquidity, and capital expenditures. Our equity in earnings from unconsolidated entities for the year ended December 31, 2006 contributed approximately $11.0 million to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the annual payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages.

At the closing of the acquisition of the five U.S. resort village properties owned through unconsolidated entities, our partner, Intrawest entered into leases for certain commercial space at the properties that is occupied by Intrawest or its affiliates. The leases have terms of 15 or 20 years, with four five-year renewal options and annual base rents approximating market rates. In addition, Intrawest executed interim lease agreements with the subsidiary owners for all vacant space at each resort village. Under the interim leases, Intrawest will make payments of minimum base rents approximating market rates for a term of four years. Intrawest also executed a full recourse corporate indemnity guaranteeing the payment of contractual rents for all existing leases made to Intrawest or any of its affiliates for the remaining term of each of those respective leases.

In connection with the loans encumbering properties owned by our unconsolidated entities (described below), if we engage in certain prohibited activities, we could become liable for the obligations of the unconsolidated entities which own the properties for certain enumerated recourse liabilities related to those entities and their properties. In the case of the borrowing for the resort village properties located in Canada, our obligations are such that we could become liable for the entire loan if we triggered a default due to bankruptcy or other similar events.

We may also be responsible for a portion of capital expenditures for properties owned by unconsolidated entities. We do not expect to make any significant capital expenditures or contributions for these properties in the near term.

Borrowings of Our Unconsolidated Entities

Our unconsolidated entities are subject to the following fixed rate debt (in thousands):

					Principal Balance at December 31,
Unconsolidated Entity	Type of Loan	Interest Rate	Payment	Maturity Date	2006	2005
Intrawest U.S. Venture	Mortgage loan	5.75%	Monthly principal and interest payment	5/20/2015	$44,707	$45,581

Intrawest Canadian Venture	Mortgage loan	5.83%	Monthly interest only of $110,880 (1)	12/11/2014	22,800	22,823

DMC Partnership	Mortgage loan	6.04%	Monthly principal and interest payment	9/1/2014	138,380	140,351

DMC Partnership	Mortgage loan	5.45%	Monthly principal and interest payment	9/1/2012	15,585	16,038

Wolf Partnership	Mortgage loan	6.08%	Monthly interest only of $319,200 (2)	3/1/2013	63,000	—

Total					$284,472	$224,793

FOOTNOTES:

(1)	Amount was converted from Canadian dollars to U.S. dollars at an exchange rate of $1.1664 Canadian dollars for $1.00 U.S. dollar as of December 31, 2006. Effective December 2006, monthly principal and interest payments are due until maturity.
(2)	Effective April 1, 2009, monthly principal and interest payments shall be payable on the loan based on a 30-year amortization schedule.

EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2006

Our board of directors declared distributions of $0.05 per share to stockholders of record at the close of business on January 1, 2007, February 1, 2007 and March 1, 2007. These distributions are to be paid by March 31, 2007.

On December 1, 2006, we entered into an asset purchase agreement to acquire four ski resorts from affiliates of Booth Creek Ski Holdings, Inc. for a purchase price of $170.0 million. On January 19, 2007, we completed the acquisition. At the same time, we entered into long-term, triple-net leases with wholly-owned subsidiaries of Booth Creek to operate the ski resorts with initial terms of 20 years with three 10-year renewal options. The following list sets forth the name and location of the properties that we acquired.

•	Sierra-at-Tahoe Resort – South Lake Tahoe, California

•	Loon Mountain Resort – Lincoln, New Hampshire (1)

•	Northstar-at-Tahoe Resort – Lake Tahoe, California (1)

•	Summit-at-Snoqualmie Resort – Snoqualmie Pass, Washington

FOOTNOTE:

(1)	We committed to fund approximately $28.7 million in capital expenditures over the next four years at these properties.

In connection with the Booth Creek transaction, we made a $12.0 million loan to Booth Creek and certain of its subsidiaries (the “Booth Creek Loan”). The Booth Creek Loan is collateralized by a first mortgage or the substantial equivalent on the Waterville Valley Ski Resort in Waterville Valley, New Hampshire, the Mount Cranmore Ski Resort in North Conway, New Hampshire and a tract of land near the Northstar-at-Tahoe Resort in Lake Tahoe, California referred to as the Porcupine Parcel. The loan matures in three years and has one 12-month extension. The loan carries an interest rate of 9.00% per annum and there is an exit fee of an amount equal to a 15% annualized return on the loan. The loan is guaranteed by Booth Creek and certain of its subsidiaries. The loan is cross-defaulted with the Booth Creek ski properties leases and is expected to be cross-defaulted with the Northstar Commercial Properties (as defined below) leases, if and when that transaction is completed. The loan may be prepaid at any time and will be accelerated upon customary events of default.

On February 22, 2007 we signed an application with a third-party lender to obtain permanent financing in the amount of $111.5 million. The loan is expected to bear interest at a rate of 6.11% annually for a term of seven years, will be collateralized by the Booth Creek and Brighton ski properties, and is expected to close in or before the second quarter of 2007.

As part of our agreement to acquire the Booth Creek ski properties, we also committed to acquire 46 condominiumized retail and commercial spaces at the Northstar Commercial Village (the “Northstar Commercial Properties”) in Lake Tahoe, California for $22.0 million. This transaction is expected to close during 2007. The transaction is subject to the fulfillment of certain conditions. There can be no assurance that any or all of these conditions will be satisfied or that this transaction will ultimately be completed.

On January 11, 2007, we entered into an asset purchase agreement to acquire seven Six Flags Theme Parks Inc. properties for an aggregate purchase price of $312.0 million, which consists of $290.0 million in cash and a note payable for $22.0 million, from an affiliate of PARC Management, LLC (“PARC Management”). Upon closing, we will lease all seven properties to PARC Management, which will operate the seven properties under a long-term triple-net lease agreement with initial terms through December 2029 with three 10-year renewal options. The following list sets forth the name and location of the properties to be acquired.

•	Darien Lake – Buffalo, New York

•	Elitch Gardens – Denver, Colorado

•	Frontier City – Oklahoma City, Oklahoma

•	White Water Bay – Oklahoma City, Oklahoma

•	Splashtown – Houston, Texas

•	Waterword – Concord, California

•	Wild Waves & Enchanted Village – Seattle, Washington

We expect to close on the Six Flags transaction by the end of the first quarter 2007 and subsequently obtain financing on the properties from a third-party lender in the amount of $156.0 million. The transactions are subject to the fulfillment of certain conditions. There can be no assurance that any or all of these conditions will be satisfied and that these transactions will ultimately be completed.

On January 8, 2007, we entered into an asset purchase agreement with Brighton Resort, LLC and acquired the Brighton Ski Resort, located near Salt Lake City, Utah for a purchase price of $35.0 million excluding transaction costs. At the same time, we entered into lease agreements with Brighton Resort, LLC and leased the Brighton Ski Resort under a long-term, triple-net lease for a term of 20-years with four five-year renewal option. The lease agreements are cross-defaulted with our Gatlinburg Sky Lift and Cypress Mountain leases.

See also “Obligations arising subsequent to December 31, 2006” under “Commitments, Contingencies and Contractual Obligations.” below.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of December 31, 2006:

Contractual Obligations

	Payments due by period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Line of credit	$3,000	$—	$—	$—	$3,000
Mortgages and other notes payable (principal and interest) (1)	5,026	15,470	23,195	63,795	107,486
Obligations under operating leases (2)	2,305	6,815	6,617	51,327	67,064

Total	$10,331	$22,285	$29,812	$115,122	$177,550

FOOTNOTES:

(1)	In connection with the acquisition of Bretton Woods Mountain Resort in northern New Hampshire, we have signed two promissory notes, a $6.5 million note that bears interest at an annual interest rate of 5.77% and a $337,892 note that bears interest at 5.20% compounded annually. Interest on the notes will accrue until maturity on June 19, 2010 and June 9, 2009, respectively, at which time total amount of principal and interest are due and payable.

In December 2006, we closed on two loans for approximately $16.5 million and $47.2 million with Sun Life Assurance Company of Canada. The loans are secured by six golf properties and bear interest annually at fixed rates of 6.18% and 6.33%, respectively, for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period. Prepayments on both loans are prohibited for the first two years after which early repayment is subject to a prepayment fee.

(2)	Represents obligations under ground leases, park use permits and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, park use and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments due by period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration (1)	$—	$23,650	$—	$—	$23,650
Loan funding commitments (2)	12,765	10,000	—	—	22,765
Capital improvements (3)	67	17,500	—	—	17,567
Pending investments (4)	231,492	—	—	—	231,492

Total	$244,324	$51,150	$—	$—	$295,474

FOOTNOTES:

(1)

In connection with the purchase of the resort village property located at Copper Mountain, Colorado, the Intrawest U.S. Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million. We have guaranteed the payment of the contingent purchase price to the seller on behalf of the Intrawest U.S. Partnership.

In connection with the purchase of the Wolf Dells property and the Wolf Sandusky property, the seller may receive an additional contingent purchase price of up to $3.0 million per waterpark resort if those properties achieve certain financial performance goals during 2007 and 2008. The amount of the contingent purchase price will be determined during those years, and in no event will the amount exceed a total of $6.0 million for both properties.

In connection with the Valencia and Talega and Weston Hills properties, the seller may receive supplemental purchase price payments, and in no event, will the amount exceed $8.6 million and $5.3 million, respectively, if the properties achieve certain financial performance goals in fiscal year 2009.

(2)	Pursuant to the loan agreement, we agreed to provide financing of up to $40.0 million in connection to the development of the infrastructure of an Orvis branded lifestyle community in Granby, Colorado. As of December 31, 2006, we have funded $30.0 million. See description above under “Mortgages and Other Notes Receivable” for more details.

As part of the Marinas International acquisition, we committed to make an additional loan of $765,000 collateralized by an additional property. The loan is expected to mature in 15 years at an interest rate of 9.0% annually with payments of interest only during the first three years. The loan will be cross-defaulted and cross collateralized with the other four Marinas International loans to affiliates of Marinas International.

As part of our agreement to acquire the Booth Creek Ski Properties, we also committed to extend a $12.0 million loan to Booth Creek Resort Properties LLC, which was funded on January 19, 2007.

(3)	We committed to invest approximately $500,000 in improvements to the South Mountain property and as of December 31, 2006, we have spent approximately $432,800. In addition, we have also agreed to the fund an additional $17.5 million for improvements to the Bretton Woods property during the next three years.
(4)	In November 2006, we entered into an asset purchase agreement to acquire nine marina properties and on December 22, 2006, we acquired five marina properties for an aggregate purchase price of approximately $69.4 million. The remaining four properties are expected to have an aggregate purchase price of approximately $37.6 million including an additional $400,000 investment commitment to one of the properties. This transaction is expected to close during 2007.

On December 1, 2006, we entered into an asset purchase agreement to acquire four ski resorts from affiliates of Booth Creek Ski Holdings, Inc. for a purchase price of $170.0 million and a condominiumized retail and commercial spaces for approximately $22.0 million. On January 19, 2007, we acquired four ski resorts and expect to acquire the commercial space later in 2007.

On November 16, 2006, we entered into an agreement to purchase seven EAGL Properties from affiliates of EAGL Golf and on the same day, six of the EAGL Properties were acquired with one property, Clear Creek Golf Club closed into escrow pending receipt of a consent assigning the underlying ground lease. On January 11, 2007, the acquisition of Clear Creek was completed.

Obligations arising subsequent to December 31, 2006

On February 13, 2007, we closed on a $20.0 million revolving line of credit from Colonial Bank, N.A. The line of credit is collateralized by a first mortgage on the Bretton Woods Mountain Resort in New Hampshire, bears interest at the 30-day LIBOR plus 2.0%, matures on May 1, 2007 and requires monthly payments of interest only and principal due at maturity. It is our and the lenders’ intent to renew this loan on or before May 1, 2007 for a three year period as a non-revolving construction loan with substantially similar terms. The non-revolving construction loan will be used to finance the expansion and improvements to the Bretton Woods Mountain Resort.

On December 27, 2006 and January 26, 2007, we signed an application for loans of approximately $24.7 million and $42.0 million with Sun Life Assurance Company of Canada (“Sun Life”). These are the third and fourth loan collateralized by our golf properties. The loans will be collateralized by mortgages on 13 golf properties. On February 9, 2007 we closed on the $24.7 million loan which will bear interest annually at a fixed rate of 6.35%, for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period. The $42.0 million loan is expected to bear interest annually at a fixed rate of 6.58%, for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period. Prepayment for both loans will be prohibited for the first two years after which early repayment is subject to a prepayment fee. We have provided a deposit of $419,650 in consideration to the commitment on the $42.0 million loan, which is expected to close by the end of first quarter of 2007. The loans are expected to be cross-defaulted with our other two loans golf financings obtained from Sun Life. There can be no assurance that the loan will close.

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt	$—	$—	$338	$6,500	$—	$63,158	$69,996	$69,996
Average interest rate			5.20%	5.77%		6.26%
Variable rate debt	—	3,000	—	—	—	—	3,000	3,000
Average interest rate		Libor + 2.25%

Total debt	$—	$3,000	$338	$6,500	$—	$63,158	$72,996	$72,996

As of December 31, 2006 we estimated that the total fair value of our indebtedness approximated the carrying value based on the terms of financing that are currently available to us.

As of December 31, 2006, we had seven loans in the aggregate amount of approximately $101.0 million. See description above under Item 2. “Mortgages and Other Notes Receivable”. On one such loan we are entitled to receive interest based on the one-month LIBOR rate. LIBOR on December 29, 2006 was approximately 5.32% in comparison to 4.74% on March 10, 2006 the date we acquired the loan. We estimate that a decrease in LIBOR of one percent would have resulted in a decrease in interest income of $120,822 for the year ended December 31, 2006. This information is provided to indicate our exposure to interest rate change and it is not intended to predict future results. Our actual results will likely vary. The other six loans entitle us to receive interest at fixed rates.

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

We are also indirectly exposed to foreign currency risk related to our investment in unconsolidated Canadian entities and interest rate risk from debt at our unconsolidated entities. However, we believe our risk of foreign exchange loss and exposure to credit and interest rate risks are adequately mitigated as a result of our right to receive a preferred return on our investment from our investments in our unconsolidated entities. Our preferred returns as stated in the governing venture agreements are denominated in U.S. dollars.

[Intentionally left blank]

Item 8.	Financial Statements and Supplementary Data

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

CNL Income Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Income Properties, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) 2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 26, 2007

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2006	2005
ASSETS

Real estate investment properties under operating leases, net	$464,892	$20,953
Investments in unconsolidated entities	178,672	212,025
Mortgages and other notes receivable	106,356	3,171
Cash	296,163	93,804
Restricted cash	1,235	—
Short-term investments	10,073	—
Accounts and other receivables	3,269	73
Intangibles, net	21,034	—
Prepaid expenses and other assets	22,005	6,769

Total Assets	$1,103,699	$336,795

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to affiliates	$11,084	$7,057
Line of credit	3,000	4,504
Mortgages and other notes payable	69,996	—
Security deposits	14,720	—
Accounts payable and accrued expenses	5,705	602

Total Liabilities	104,505	12,163

Commitments and contingencies
Rescindable common stock (2,169 shares issued and outstanding)	21,688	—

Stockholders' equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 114,035 and 38,002 shares issued and 113,731 and 37,978 shares outstanding as of December 31, 2006 and 2005, respectively	1,137	380
Capital in excess of par value	997,826	329,621
Accumulated earnings	25,285	5,900
Accumulated distributions	(44,995)	(11,269)
Accumulated other comprehensive loss	(1,747)	—

	977,506	324,632

Total Liabilities and Stockholders' Equity	$1,103,699	$336,795

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Rental income from operating leases	$15,926	$112	$—
Interest income on mortgages and other notes receivable	6,210	115	—
Other operating income	120	—	—

Total revenue	22,256	227	—

Expenses:
Asset management fees to advisor	5,356	2,559	—
General and administrative	6,815	2,615	1,280
Depreciation and amortization	8,489	37	—
Other operating expenses	118	—	—

Total expenses	20,778	5,211	1,280

Operating income (loss)	1,478	(4,984)	(1,280)

Other income (expense):
Interest and other income	7,890	1,346	379
Interest expense and loan cost amortization	(986)	(69)	—
Equity in earnings of unconsolidated entities	11,003	10,290	218

Total other income	17,907	11,567	597

Net income (loss)	$19,385	$6,583	$(683)

Earnings (loss) per share of common stock (basic and diluted)	$0.31	$0.33	$(0.17)

Weighted average number of shares of common stock outstanding (basic and diluted)	62,461	19,796	4,076

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distribution	Accumulated Comprehensive Loss	Total Stockholders' Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value
Balance at December 31, 2003	20	$0	$200	$—	$—	$—	$200
Subscriptions received for common stock through public offering and reinvestment plan	8,701	87	86,591	—	—	—	86,678
Issuance of restricted common stock	118	1	1,176	—	—	—	1,177
Stock issuance and offering costs	—	—	(11,247)	—	—	—	(11,247)
Net loss	—	—	—	(683)	—	—	(683)	(683)
Distributions, declared and paid ($0.2593 per share)	—	—	—	—	(1,173)	—	(1,173)

Total comprehensive loss	—	—	—	—	—	—	—	$(683)

Balance at December 31, 2004	8,839	88	76,720	(683)	(1,173)	—	74,952
Subscriptions received for common stock through public offering and reinvestment plan	29,163	292	290,881	—	—	—	291,173
Redemption of common stock	(24)	(0)	(229)	—	—	—	(229)
Stock issuance and offering costs	—		(37,751)	—	—	—	(37,751)
Net income	—	—	—	6,583	—	—	6,583	6,583
Distributions, declared and paid ($0.5354 per share)	—	—	—	—	(10,096)	—	(10,096)

Total comprehensive income	—	—	—	—	—	—	—	$6,583

Balance at December 31, 2005	37,978	$380	$329,621	$5,900	$(11,269)	$—	$324,632

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distribution	Accumulated Comprehensive Loss	Total Stockholders' Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value
Balance at December 31, 2005	37,978	$380	$329,621	$5,900	$(11,269)	$—	$324,632
Subscriptions received for common stock through public offering and reinvestment plan	76,033	760	753,269	—	—	—	754,029
Redemption of common stock	(280)	(3)	(2,655)	—	—	—	(2,658)
Stock issuance and offering costs	—	—	(82,409)	—	—	—	(82,409)
Net income	—	—	—	19,385	—	—	19,385	19,385
Distributions, declared and paid ($0.5622 per share)	—	—	—	—	(33,726)	—	(33,726)
Foreign currency translation adjustment	—	—	—	—	—	(1,747)	(1,747)	(1,747)

Total comprehensive income	—	—	—	—	—	—	—	$17,638

Balance at December 31, 2006	113,731	$1,137	$997,826	$25,285	$(44,995)	$(1,747)	$977,506

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Increase (decrease) in cash:
Operating activities:
Net income (loss)	$19,385	$6,583	$(683)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation / amortization	9,627	50	—
Accretion of note origination costs	(108)	—	—
Write off of note origination costs	53	—	—
Write off of loan costs	21	—	—
Loan origination fees received	400	—	—
Gain on sale of property	17	—	—
Deferred interest income		50	—
Equity in earnings net of distributions from unconsolidated entities	6,681	(1,854)	(218)
Interest accrued on borrowings from affiliate converted to stock	—	—	4
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,237)	(54)	(72)
Rent and other receivable	(4,643)	—	—
Accounts payable and accrued expenses	2,687	13	517
Security deposits	14,720	—	—
Due to affiliates	(2,310)	(172)	1,207

Net cash provided operating activities	45,293	4,616	755

Investing activities:
Investments in unconsolidated entities	(15,310)	(158,791)	(40,069)
Acquisition of properties	(446,953)	(20,104)	—
Distribution of loan proceeds from unconsolidated entities	43,702	—	—
Deposits on properties	(5,150)	(1,000)	—
Payment of acquisition fees and costs	(29,510)	(16,168)	(1,712)
Repayment of mortgage loans receivable	3,000	—	—
Issuance of mortgage loans receivable	(100,951)	(3,000)	—
Short term investments	(10,073)	—	—
Increase in restricted cash	(1,235)	—	—

Net cash used in investing activities	(562,480)	(199,063)	(41,781)

Financing activities:
Subscriptions received from stockholders (including rescindable shares)	775,740	291,173	86,678
Redemptions of common stock	(2,658)	(229)	—
Distributions to stockholders	(33,726)	(10,096)	(1,173)
Stock issuance costs	(78,848)	(33,771)	(8,943)
Proceeds from mortgage loans and other notes payables	63,158	—	—
Proceeds from borrowings from affiliate	—	—	481
Issuance of restricted common stock	—	—	692
Net borrowings (repayments) on line of credit	(1,504)	4,503	—
Payment of loan costs	(869)	(38)	—

Net cash provided by financing activities	721,293	251,542	77,735

Effect of exchange rate fluctuation on cash	(1,747)	—	—

Net increase in cash	202,359	57,095	36,709
Cash at beginning of period	93,804	36,709	1

Cash at end of period	$296,163	$93,804	$36,710

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS – CONTINUED

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$635	$57	$—

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$1,829	$1,319	$1,793

Allocation of acquisition fees to real estate investments	$13,202	$866	$—

Allocation of acquisition fees to mortgages and other notes payable	$4,038	$—	$—

Allocation of acquisition fees to investments in unconsolidated entities	$—	$4,331	$1,385

Supplemental disclosure of non-cash financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$4,374	$3,137	$6,375

Cancellation of borrowings from affiliate (including $4,395 of accrued interest in 2004) in exchange for the issuance of restricted common stock	$—	$—	$485

Notes issued in connection with acquisition	$6,838	$—	$—

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

The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments related to interests in real estate and may purchase equity and other interests in financings. In addition, the Company may invest up to 10% of its assets in businesses that provide services, or are otherwise ancillary, to the types of properties in which it is permitted to invest. As of December 31, 2006, the Company has invested in retail and commercial properties at seven resort villages, one merchandise mart property, two waterpark resorts, two outdoor waterparks, 20 golf courses, one dealership, one sky lift attraction, two ski properties, 11 family entertainment centers, five marinas and has seven outstanding loans.

2.	Significant Accounting Policies:

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

Segment Information – The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). FAS 131 requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives, generally on a property-by-property basis. The Company derives all significant revenues from a single reportable operating segment of business, lifestyle real estate. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates, at least quarterly, whether the Company continues to have one single reportable segment of business.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allocation of Purchase Price for Acquisition of Properties – The Company allocates the purchase costs of properties to the tangible and intangible assets acquired and the liabilities assumed as provided by SFAS 141, "Business Combinations." For each acquisition, the Company assesses the value of the land, the as-if vacant building, equipment and intangible assets, including in-place lease origination costs, the above or below market lease values and other intangibles based on their estimated fair values. The values determined are based on independent appraisals, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition.

Real Estate Investment Properties – Real estate properties are generally comprised of land, buildings and improvements, leasehold or permit interests, and equipment and are recorded at historical cost. Depreciation is computed using the straight-line method of accounting over the estimated useful lives of the related assets. Buildings and improvements are depreciated over the lesser of 39 years or the remaining life of the ground lease including renewal options and leasehold and permit interests and equipment are depreciated over their estimated useful lives. When the properties or equipment are sold, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss from sale will be reflected in the Company’s results of operations.

Intangible Assets – Amortization of intangible assets, such as in-place leases and above and below market leases are computed using the straight-line method of accounting over the respective lease term. Intangible assets with indefinite lives are not amortized.

Impairments – For real estate investments accounted for under the equity method, the Company compares the estimated fair value of its investment to the carrying value at each reporting date. To the extent the fair value of the investment is less than the carrying amount, and the decline in value is determined to be other than a temporary decline, an impairment charge will be recorded. For real estate owned directly, the Company monitors events and changes in circumstance that may indicate that the carrying amounts of the assets may not be recoverable. When such events or changes in circumstances are present, the Company will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value.

Lease Accounting – The Company’s leases are accounted for under the provisions of Statement of Accounting Standards No. 13, "Accounting for Leases," and have been accounted for as operating leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant.

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

Loan origination and other fees received by the Company in connection with making the loans are recorded as a reduction of the note receivable and amortized into interest income, using the effective interest method, over the initial term of the loan. The Company records acquisition fees incurred in connection with making the loans as part of the mortgages and other notes receivable balance and amortizes the amounts as a reduction of interest income over the term of the notes.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies (continued):

Cash and cash equivalents – Cash and cash equivalents consist of demand deposits at commercial banks. The Company also invests in money market funds during the year. The cash deposits are held primarily at four financial institutions and exceed federally insured amounts, however the company has not experienced any losses on such accounts and management does not believe these concentrations to be a credit risk to the Company due to the strong credit ratings of the respective institutions.

Restricted Cash – Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties. The Company’s restricted cash balances as of December 31, 2006 and 2005 were approximately $1.2 million and zero dollars, respectively.

Short-Term Investments – The Company holds an $8.0 million certificate of deposit that earns interest at a rate of 5.189% and matures on April 20, 2007. The certificate collateralizes a letter of credit which is pledged as collateral for a note payable as described in Note 13. Other short-term investments consist of certificates of deposit with original maturities greater than 90 days. The Company did not have any short-term investments prior to June 2006.

Fair Value of Financial Instruments – The estimated fair value of cash and cash equivalents, accounts receivable, mortgages and other notes receivable, accounts payable, accrued expenses, and variable and fixed rate debt approximates carrying value as of December 31, 2006 and 2005, because of the liquid nature of the asset and/or relatively short maturities of the obligations. The fair value of fixed rate long-term debt is determined based on market prices.

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

Asset Retirement Obligation – In accordance with SFAS No. 143, “Asset Retirement Obligations”, the Company records the fair value of the liability for an asset retirement obligation to the extent it is estimatable in the period in which it is acquired with a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs included in the carrying amount of the related asset are depreciated over the estimated useful life of the related asset. The Company recorded approximately $0.3 million in asset-retirement obligations related to the Bretton Woods property for asbestos removal, and had no such obligations in previous years. Accretion expense for the year was approximately $4,000.

Foreign Currency Translation – The accounting records for the Company’s one consolidated foreign location, in Vancouver, British Columbia, are maintained in the local currency and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholders’ equity as a cumulative foreign currency translation adjustment, a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in the accompanying consolidated statements of operations.

Revenue Recognition – The Company records rental revenue on the straight-line basis over the terms of the leases. Percentage rent that is due contingent upon tenant performance levels such as gross revenues is deferred until the underlying performance thresholds have been reached. The deferred portion of interest on mortgages and other notes receivable is recognized on a straight-line basis over the term of the corresponding note.

FF&E Reserve Income – The Company’s leases require the tenants to pay certain amounts that are set aside by the Company for future replacements of furniture, fixtures and equipment at the property. These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as FF&E reserve income at the time that they are earned.

Income Taxes – The Company believes it has qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Management believes that the Company was organized and operated in a manner that enables the Company to continue to qualify for treatment as a REIT for federal income tax purposes for the years ended December 31, 2006, 2005 and 2004.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies (continued):

Under the provisions of the Internal Revenue Code and applicable state laws, each TRS entity of the Company is subject to taxation of income on the profits and losses from its tenant operations. The Company accounts for federal and state income taxes with respect to its TRS entities using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings (Loss) Per Share – Earnings (loss) per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. For the years ended December 31, 2006, 2005 and 2004, the weighted average numbers of shares of common stock outstanding, basic and diluted, were 62,460,728, 19,795,649 and 4,075,979, respectively.

Use of Estimates – Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standard Board (the “FASB”) issued FASB Interpretation Number 157, “Fair Value Measurement” (FAS 157). FAS 157 creates consistency in valuing all assets and liabilities. Fair value is defined as what would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. FAS 157 requires certain methods to be used to measure fair value and expands disclosures about fair value measurements. The application of this pronouncement is effective in fiscal periods beginning after November 15, 2007 and is not expected to have any significant impact to our current practice nor on our financial position or results of operations.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (FAS 154), which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and Statement of Financial Accounting Standards Board No. 3, “Reporting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and did not have any impact on the Company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123 Revised”). FAS 123 Revised is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” FAS 123 Revised supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. FAS 123 Revised focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Under FAS 123 Revised, the Company, beginning in the first quarter of 2006, was required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). The cost is required to be recognized over the period during which an employee is required to provide services in exchange for the award. Since the Company has not historically had any share-based payments, the adoption of FAS 123 Revised did not have an impact on the Company’s results of operations.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Real Estate Investment Properties:

During the year ended December 31, 2006, the Company acquired the following real estate investment properties and portfolios and entered into long-term triple-net leases with third-party tenants (in thousands):

Property/Location	Location	Date of Acquisition	Purchase Price	Transaction Costs	Total
Hawaiian Falls Waterparks	Texas	4/21/06	$12,125	$781	$12,906
Route 66 Harley-Davidson Dealership	Oklahoma	4/27/06	6,500	338	6,838
Palmetto Hall Plantation Club	South Carolina	4/27/06	7,600	560	8,160
Cypress Mountain Ski Area	Canada	5/30/06	27,500	1,945	29,445
Raven Golf Club at South Mountain	Arizona	6/09/06	12,750	736	13,486
Bretton Woods Mountain Resort	New Hampshire	6/23/06	45,000	3,142	48,142
Bear Creek Golf Course	Texas	9/08/06	11,100	688	11,788
Family Entertainment Centers	Various	10/06/06	35,222	1,925	37,147
Weston Hills Country Club	Florida	10/16/06	35,000	1,788	36,788
Valencia Country Club	California	10/16/06	39,533	1,698	41,231
Talega Golf Club	California	10/16/06	18,000	774	18,774
EAGL Golf Portfolio	Various	11/16/06	45,236	2,276	47,512
Premier Golf Portfolio	Various	12/22/06	58,000	2,862	60,862
Marinas International Portfolio	Various	12/22/06	69,398	3,991	73,389
EAGL Cowboys Golf Course	Texas	12/26/06	25,000	1,043	26,043

Total			$447,964	$24,547	$472,511

FOOTNOTE:

(1) At December 31, 2006, the course was owned and operated through a TRS, pending a long-term triple-net lease with a third-party tenant.

In 2005, the Company acquired the Gatlinburg Ski Lift for a total purchase price, including transaction costs, of approximately $21.0 million.

The following summarizes the allocation of purchase price and transaction costs for the properties acquired during the year ended December 31, 2006 (in thousands):

Total Purchase Allocation
Land	$91,936
Land improvements	129,081
Leasehold interests	61,972
Buildings	110,924
Ski lift	7,213
Equipment	52,362
Intangible – trade names	11,683
Intangible – in place leases	7,340

Total	$472,511

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Real Estate Investment Properties (Continued):

As of December 31, 2006 and 2005, real estate investment properties under operating leases consisted of the following (in thousands):

	December 31,
	2006	2005
Land & land improvements	$218,958	$—
Leasehold interest	80,958	19,674
Buildings	112,221	163
Equipment	61,094	1,133
Less: accumulated depreciation	(8,339)	(17)

	$464,892	$20,953

4.	Intangible Assets:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2006 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
In place leases	19.2 years	$9,518	$167	$9,351	(1)
Trade names	Indefinite	11,683	—	11,683

		$21,201	$167	$21,034

FOOTNOTE:

(1)	Amount includes a foreign currency translation adjustment loss of $130,000.

Amortization expense of approximately $167,000 was recorded for the year ended December 31, 2006. The estimated future amortization expense for the Company’s intangible assets with finite lives, as of December 31, 2006 is as follows (in thousands):

2007	$482
2008	482
2009	482
2010	482
2011	482
Thereafter	7,071

Total	$9,481

5.	Operating Leases:

As of December 31, 2006, the Company leases 41 properties under long-term triple-net leases to third parties. The following is a schedule of future minimum lease payments to be received under the noncancellable operating leases with third-parties at December 31, 2006 (in thousands):

2007	$38,465
2008	39,437
2009	40,513
2010	41,522
2011	42,537
Thereafter	593,721

Total	$796,195

Under the triple-net leases, the tenants are generally responsible for repairs, maintenance, property taxes, ground lease or land permit expenses, utilities and insurance. For the years ended December 31, 2006 and 2005, the tenants paid approximately $1.2 million and zero, respectively, for property taxes related to properties that the Company owns.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Investment in Unconsolidated Entities:

As of December 31, 2006 and 2005, the Company owned investments in unconsolidated entities accounted for under the equity method with carrying values totaling approximately $178.7 million and $212.0 million, respectively. These unconsolidated entities are in the business of owning and leasing real estate and were determined to be variable interest entities in which the Company is not the primary beneficiary. The Company acquired its interests in the Intrawest ventures in 2004, and its interests in the DMC Partnership and Wolf Partnership in 2005.

In connection with the investments, the Company incurred certain acquisition fees which were paid to an affiliate. These fees are capitalized as part of the basis in the investments. Any excess carrying value of the investments over the book value of the underlying equity is amortized to equity in earnings over the estimated useful lives of the underlying real estate tangible assets, which represent the assets to which the excess is most clearly related.

Under the hypothetical liquidation at book value method of accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. For the year ended December 31, 2006, 2005 and 2004, the Company recognized equity in earnings from the entities of approximately $11.0 million, $10.3 million and $0.2 million, respectively.

The following presents financial information for the unconsolidated entities for the years ended December 31, 2006, 2005 and 2004 (in thousands):

Summarized Operating Data	Year Ended December 31, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$37,428	$28,876	$11,551	$4,669	$82,524
Property operating expenses	(30,642)	(655)	(5,418)	(1,857)	(38,572)
Depreciation & amortization expense	(6,407)	(8,002)	(3,941)	(1,536)	(19,886)
Interest expense	(3,113)	(8,496)	(2,655)	(2,884)	(17,148)
Interest and other income	61	15	541	144	761

Net income (loss)	$(2,673)	$11,738	78	(1,464)	7,679

Income (loss) allocable to other venture partners	$(891)	$2,182	$(3,142)	$(2,447)	$(4,298)

Income (loss) allocable to the Company (1)	$(1,782)	$9,556	$3,220	$983	$11,977
Amortization of capitalized costs	(188)	(497)	(183)	(56)	(924)

Equity in earnings (loss) of unconsolidated entities	$(1,970)	$9,059	$3,037	$927	$11,053 (2)

Distributions declared to the Company (3)	$310	$10,232	$2,897	$1,601	$15,040

Distributions received by the Company (3)	$3,517	$10,166	$2,401	$920	$17,004

FOOTNOTE:

(1)	Income is allocated to the Company using the hypothetical liquidation at book value method of accounting (see Note 2).
(2)	This amount does not include $50,405 equity in losses relating to a 47.5% interest in a partnership owned from November 16, 2006 through December 26, 2006. The Company subsequently acquired the remaining interest in the partnership and the entity was consolidated as of December 31, 2006.
(3)	The Company receives interest payments from a mezzanine loan made to the Intrawest Venture Canada in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Investment in Unconsolidated Entities (Continued):

Summarized Operating Data	Year Ended December 31, 2005
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$6,550	$20,743	$11,378	$4,785	$43,456
Property operating expenses	(6,600)	(388)	(4,561)	(1,874)	(13,423)
Depreciation & amortization expenses	(1,039)	(6,554)	(4,203)	(1,631)	(13,427)
Interest expense	—	(8,073)	(2,665)	(2,889)	(13,627)
Interest and other income	60	3	28	81	172

Net income (loss)	$(1,029)	$5,731	(23)	(1,528)	3,151

Loss allocable to other venture partners	$(637)	$(980)	$(3,557)	$(2,585)	$(7,759)

Income (loss) allocable to the Company (1)	$(392)	$6,711	$3,534	$1,057	$10,910
Amortization of capitalized costs	(8)	(414)	(122)	(76)	(620)

Equity in earnings (loss) of unconsolidated entities	$(400)	$6,297	$3,412	981	$10,290

Distributions declared to the Company (2)	$1,981	$6,711	$2,841	1,550	$13,083

Distributions received by the Company (2)	$—	$4,508	$2,296	307	$7,111

FOOTNOTE:

(1)	Income is allocated to the Company using the hypothetical liquidation at book value method of accounting (see Note 2).
(2)	The Company receives interest payments from a mezzanine loan made to the Intrawest Venture Canada in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities.

Summarized Operating Data	Year Ended December 31, 2004
	Wolf Partnership(1)	DMC Partnership(1)	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$—	$—	$343	$224	$567
Property operating expenses	—	—	—	(12)	(12)
Depreciation & amortization expenses	—	—	(175)	(105)	(280)
Interest expense	—	—	(120)	(101)	(221)

Net income	$—	$—	$48	$6	$54

Loss allocable to other venture partners	$—	$—	$(96)	$(75)	$(171)

Income allocable to the Company (2)	$—	$—	$144	$81	$225
Amortization of capitalized costs	—	—	(2)	(5)	(7)

Equity in earnings of unconsolidated entities	$—	$—	$142	76	$218

Distributions declared to the Company	$—	$—	$145	$81	$226

Distributions received by the Company	$—	$—	$—	$—	$—

FOOTNOTE:

(1)	The Company did not acquire its interest in the partnerships until 2005.
(2)	Income is allocated to the Company using the hypothetical liquidation at book value method of accounting (see Note 2).

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Investment in Unconsolidated Entities (Continued):

Summarized Balance Sheet Data	As of December 31, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Real estate assets, net	$110,317	$252,714	$74,990	$30,061	$468,082
Intangible assets, net	523	10,963	2,131	1,050	14,667
Other assets	7,340	6,308	5,307	2,392	21,347
Mortgages and other notes payable	63,000	153,965	44,707	33,900 (1)	295,572
Other liabilities	7,803	6,588	5,171	2,727	22,289
Partners’ capital (deficit)	47,377	109,432	32,550	(3,124)	186,235
Difference between carrying amount of investment and the Company’s share of partners’ capital	1,764	8,099	3,548	863	14,274
Carrying amount of investment (1)	34,928	98,112	36,774	8,858	178,672
Percentage of ownership at end of reporting period	70.0%	80.0%	80.0%	80.0%

Summarized Balance Sheet Data	As of December 31, 2005
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Real estate assets, net	$101,485	$238,969	$78,555	$31,573	$450,582
Intangible assets, net	689	11,286	2,843	1,295	16,113
Other assets	18,710	4,217	3,536	2,191	28,654
Mortgages and other notes payable	—	156,389	45,581	33,923 (1)	235,893
Other liabilities	9,284	3,953	4,354	2,532	20,123
Partners’ capital (deficit)	111,600	94,130	34,999	(1,396)	239,333
Difference between carrying amount of investment and the Company’s share of partners’ capital	3,418	8,481	3,276	790	15,965
Carrying amount of investment (1)	81,537	85,623	36,160	8,705	212,025
Percentage of ownership at end of reporting period	70.0%	80.0%	80.0%	80.0%

FOOTNOTES:

(1)	Includes a mezzanine loan made to the Intrawest Venture in connection with two Canadian properties.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Mortgages and Other Loans Receivable:

On August 14, 2006, the Company received repayment of principal and interest on a $3.0 million mortgage loan from Consolidated Conversion, LLC. As of December 31, 2006, the Company has the following loans outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity		Interest Rate		Loan Principal Amount	Accrued Interest
Plaza Partners, LLC (hotel conversion)	2/28/2006	2/28/2007	(1)	15.0	%(1)	$16,800	$1,562
Mizner Court Holdings, LP (condominium conversion)	3/10/2006	11/9/2007		LIBOR + 7.0	%(2)	$15,000	$118
Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009		13.5	%(3)	$30,000	$927
Marinas International (four marina properties)	12/22/2006	12/22/2021		10.25	%(4)	$39,151	$108

Total						$100,951	$2,715

FOOTNOTES:

(1)	Pursuant to the loan agreement dated February 28, 2006, the loan had an annual fixed interest rate of 15.0% with monthly interest payments of 8.75% and the remaining 6.25% becoming due and payable upon the loan’s maturity. Following discussions with the borrower, we amended the loan agreement, extending certain deadlines until December 31, 2006. On January 1, 2007, the borrower failed to meet certain deadlines and the interest rate was raised to 19.0%, retroactively to inception of the loan, with the monthly interest payments remaining the same. The borrower has remained current on its loan payments. The Company is currently in negotiations with the borrower to either grant an extension of the term in accordance with the original loan or receive full or partial pay-off. The loan is collateralized by a first mortgage on the property.
(2)	The loan was purchased from Column Financial, Inc., as former lender, to Mizner Court Holdings, LP. Mizner Court Holdings, LP is a partnership owned by a subsidiary of GE Capital called GEBAM, Inc. and by Stoltz Mizner Court, LP. The mezzanine loan is collateralized by a pledge of all the partnership interests in Mizner Court, LP.
(3)	Pursuant to the loan agreement, the Company agreed to provide financing up to $40.0 million in connection with the development of the infrastructure of an Orvis-branded lifestyle community in Granby, Colorado. As of December 31, 2006, the Company had advanced $30.0 million. The loan requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The term of the loan may be extended by the borrower up to 12 months. The loan is collateralized by a first mortgage on a portion of the Granby property. The loan is personally guaranteed by the principals of Shorefox Development, LLC until $10.0 million in infrastructure is completed. Loan origination fees of $400,000 were paid to the Company in connection with making this loan. This amount was recorded as a reduction in the value of the note receivable on the accompanying condensed consolidated balance sheet and is being amortized into interest income over the initial term of the loan.
(4)	Pursuant to the four promissory notes with substantially similar terms and an aggregate principal of $39.2 million, the notes require monthly interest payments only for the first three years based on an annual percentage rate of 9.0% and aggregate monthly principal and interest payments of $352,252 thereafter. The notes are cross-collateralized by four marina properties and may be prepaid anytime after the fourth year. At maturity, in addition to the entire unpaid principal balance, accrued and unpaid interest, and any other sums due thereunder, Marinas International is expected to pay the holder of each loan an exit fee equal to the aggregate of monthly interest payments that would have been payable if the interest rate had been 10.25% rather than 9.0%.

The Company records acquisition fees incurred in connection with making the loans as part of the mortgages and other notes receivable balance and amortizes the amounts as a reduction of interest income over the term of the notes. As of December 31, 2006 and 2005, acquisition fees, net of accumulated amortization, were approximately $3.0 million and $100,000, respectively and loan origination costs, net of accumulated amortization, were approximately $292,000 and zero, respectively.

8.	Public Offerings, Stockholders’ Equity and Rescindable Common Stock:

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

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Public Offerings, Stockholders’ Equity and Rescindable Commons Stock (Continued):

Beginning on April 16, 2004, the Company offered for sale up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) (the “1st Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. On June 23, 2004, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2,500,000 and funds were released from escrow. On March 31, 2006, the 1st Offering was terminated, and on April 4, 2006, the Company commenced a second offering for sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “2nd Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The 2nd Offering is expected to continue until December 2007. The Company incurs costs in connection with the offerings and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the offerings. As of December 31, 2006, the Company has raised approximately $1.2 billion in proceeds and incurred stock issuance costs of approximately $131.4 million in connection with the offerings.

The offering provides for five million shares of common stock initially designated for purchase through a reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock at $9.50 per share. As of December 31, 2006, 2005 and 2004, the Company had received subscriptions of approximately $15.6 million (1,663,897 shares), $5.3 million (562,429 shares) and $569,535 (59,951 shares), respectively, through the reinvestment plan.

As of December 31, 2006, the Company had received subscriptions of approximately $21.7 million (2,168,758 shares) from investors in the Commonwealth of Pennsylvania in the 2nd offering. If certain proposed amendments to the Company’s articles of incorporation are not approved by the stockholders the Company agreed to extend a written offer of rescission to those investors and redeem the shares at the price at which the shares were originally sold. Additionally, if approval is not obtained the Company may no longer be able to sell its shares to investors domiciled in Pennsylvania. These shares are presented as rescindable common stock outside of stockholders’ equity in the accompanying balance sheets.

Shares owned by the advisor, the directors, or any of their affiliates are subject to certain voting restrictions. Neither the advisor, nor the directors, nor any of their affiliates may vote or consent on matters submitted to the stockholders regarding the removal of the advisor, directors, or any of their affiliates or any transactions between the Company and any of them.

9.	Deferred Offering and Stock Issuance Costs:

The Company has and will continue to incur costs in connection with the offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the offering. As of December 31, 2006 and 2005, the total offering and stock issuance costs incurred to date were approximately $131.4 million and $49.0 million, respectively.

Under the terms of the 2nd Offering, certain affiliates are entitled to receive selling commissions of up to 7.0% of gross offering proceeds on all shares sold, a marketing support fee of up to 3.0% of gross offering proceeds, and reimbursement of actual expenses incurred up to 0.10% in connection with due diligence of the offering (see Note 14).

In accordance with the Company’s amended and restated articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering expenses to be paid by the Company may not exceed 13% of the aggregate offering proceeds. As of December 31, 2006, there were no offering costs in excess of the 13% limitation that had been billed to the Company.

10.	Prepaid Expenses and Other Assets:

Prepaid expenses and other assets primarily consists of acquisition fees and miscellaneous acquisition costs that have been incurred and capitalized as of December 31, 2006 and will be allocated to future properties and other permitted investments that may be acquired.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Deferred Taxes:

As of December 31, 2006, the Company recorded net current and long-term deferred tax assets related to depreciation differences and net operating losses at our TRS corporations in the 2nd Offering. These are offset, however, by a valuation allowance, which reduces the deferred tax assets to zero. The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2006 are as follows (in thousands):

Net operating loss	$662
Book/tax differences in acquired assets	(68)

Total deferred tax asset	594
Valuation allowance	(594)

$—

The Company’s TRS corporations had net operating loss carry-forwards for federal and state purposes of approximately $1.9 million as of December 31, 2006 to offset future taxable income. The estimated net operating loss carry-forwards will begin expiring in 2026. The Company has not recorded these potential future benefits because its TRS subsidiaries do not have sufficient historical earnings on which to base a potential future benefit.

12.	Line of Credit:

On March 24, 2006, the Company obtained a $20.0 million revolving line of credit from Colonial Bank, N.A. The line of credit replaced a previously existing $5.0 million line of credit obtained from Branch Banking & Trust Company and is used for working capital, to temporarily fund distributions to stockholders and to bridge financing on real estate investments. The line of credit is unsecured and bears interest at a rate of 30-day LIBOR (approximately 5.32% on December 29, 2006) plus 2.25%. The line of credit has a term of two years with monthly payments of interest only and principal due at maturity on March 24, 2008. As of December 31, 2006, borrowings outstanding under the line of credit were $3.0 million. The balance outstanding on the previous line of credit at December 31, 2005 was approximately $4.5 million. The terms of the line of credit require the Company to meet certain customary financial covenants and ratios including (a) a total permanent debt to total assets ratio of no more than 65%, (b) a tangible net worth of no less than $200.0 million and (c) a ratio of distributions to funds from operations of no more than 110%. The Company was in compliance with these covenants at December 31, 2006. Additionally, the Company is required to maintain a zero balance on the line of credit for a 30-day period during each year starting on the commencement date of the loan. The Company completed this annual 30-day period in February 2007.

13.	Mortgages and other notes payable:

As of December 31, 2006 the Company had the following mortgages and other notes payable (in thousands):

Lender & Description	Date of loan agreement	Maturity	Interest Rate	Principal Balance at December 31, 2006	Terms
MWH Preservation Limited Partnership – in connection with the acquisition of Bretton Woods	6/22/2006	6/19/2010	5.77%	$6,500	All principal and interest due on maturity. The Company obtained a letter of credit collateralized by an $8.0 million certificate of deposit.

MWH Preservation Limited Partnership - in connection with the acquisition of Bretton Woods	6/22/2006	6/19/2009	5.20%	$338	All principal and interest due on maturity.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Mortgages and other notes payable (Continued):

Lender & Description	Date of loan agreement	Maturity	Interest Rate	Principal Balance at December 31, 2006	Terms
Sun Life Assurance Company of Canada – golf financing	11/14/2006	12/1/2016	6.18%	$16,522	Monthly payments of principal and interest based on a 25-year amortization period. The loan is collateralized by three golf properties, with a combined total carrying value of approximately $32.3 million at December 31, 2006.

Sun Life Assurance Company of Canada – golf financing	11/30/2006	12/1/2016	6.33%	$46,636	Monthly payments of principal and interest based on a 25-year amortization period. The loan is collateralized by three golf properties, with a combined total carrying value of approximately $94.5 million at December 31, 2006.

Total				$69,996

The following is a schedule of future principal maturities for all mortgages and other notes payable (in thousands):

2006	$—
2007	—
2008	—
2009	338
2010	6,500
Thereafter	63,158

Total	$69,996

14.	Related Party Arrangements:

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

For the years ended December 31, 2006, 2005 and 2004, the Company incurred the following fees (in thousands):

	Year Ended December 31,
	2006	2005	2004
Selling commissions	$52,659	$18,492	$5,397
Marketing support fee & due diligence expense reimbursements	22,180	7,124	2,076

Total	$74,839	$25,616	$7,473

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

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Related Party Arrangements (Continued):

For the years ended December 31, 2006, 2005 and 2004, the advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Acquisition fees (1):
Acquisition fees from offering proceeds	$23,376	$8,749	$2,610
Acquisition fees from debt proceeds	3,220	4,909	535

Total	26,596	13,658	$3,145

Asset management fees (2):	5,356	2,559	—

Reimbursable expenses (3):
Offering costs	7,569	11,864	7,845
Organizational costs	—	—	21
Acquisition costs	3,502	2,056	1,510
Operating expenses	1,504	1,345	582

Total	12,575	15,265	9,958

Total fees earned and reimbursable expenses	$44,527	$31,482	$13,103

FOOTNOTES:

(1)	Acquisition fees for services in the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	Asset management fees of 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus dated April 18, 2005, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. The first applicable Expense Year and measurement period was the twelve months ended June 30, 2005, for which the Company’s operating expenses exceeded the Expense Cap by $398,071. In accordance with the advisory agreement, such amount was not reimbursed to the advisor and was recorded as a reduction in general and administrative expenses and was reimbursed by the advisor. For Expense Years subsequent to the initial measurement period, operating expenses did not exceed the Expense Cap.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	Year Ended December 31,
	2006	2005
Due to the advisor and its affiliates:
Offering expenses	$4,374	$3,137
Asset management fees	646	300
Operating expenses	323	735
Acquisition fees and expenses	1,829	1,319

Total	$7,172	$5,491

Due to CNL Securities Corp:
Selling commissions	$2,738	$1,131
Marketing support fees and due diligence expense reimbursements	1,174	435

Total	$3,912	$1,566

Total due to affiliates	$11,084	$7,057

The Company also maintains accounts at a bank in which the Company’s chairman and a member of its board of directors serve as directors and in which CNL Financial Group, an affiliate of the advisor, is a stockholder. The Company has deposits of approximately $3.5 million as of December 31, 2006 and zero as of December 31, 2005, respectively.

15.	Redemption of Shares:

During the years ended December 31, 2006 and 2005, the Company redeemed 279,913 and 24,193 shares of common stock at an average price of approximately $9.50 and $9.50 per share for a total of approximately $2.7 million and $229,834, respectively. The redemption price per share is the lesser of the price at which the shares were initially sold by the Company or a fixed redemption price of $9.50 per share. These shares are considered retired and will not be reissued.

16.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its real estate investment trust taxable income. The Company intends to make regular distributions, and the board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. For the years ended December 31, 2006, 2005 and 2004, the Company declared and paid distributions of approximately $33.7 million ($0.5622 per share), $10.1 million ($0.5354 per share) and $1.2 million ($0.2593 per share), respectively.

For the years ended December 31, 2006, 2005 and 2004, approximately 71.9%, 51.9% and 24.0% of the distributions paid to the stockholders were considered ordinary income and approximately 28.1%, 48.1% and 76.0% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Commitments & Contingencies:

On December 22, 2006, the Company acquired five marina properties for an aggregate purchase price of approximately $69.4 million from subsidiaries of Marinas International and made loans for approximately $39.2 million which are collateralized by four additional marina properties. At the same time, the Company extended the time of closing on four additional properties with a combined purchase price of approximately $37.2 million and one loan totaling $0.8 million to allow Marinas International to obtain certain ground lease amendments, extensions and finalization of certain other due diligence matters. The Company is still in negotiations with Marinas International and certain governmental authorities for permit and ground lease assignments, extensions and consents. There can be no assurance that these negotiations will be successful or that the additional properties will ultimately be acquired or that the loan will be made.

On December 27, 2006 and January 26, 2007, the Company signed an application for loans of approximately $24.7 million and $42.0 million with Sun Life Assurance Company of Canada (“Sun Life”). These are the third and fourth loan collateralized by its golf properties. The loans will be collateralized by mortgages on 13 golf properties. On February 9, 2007, the Company closed on the $24.7 million loan which will bear interest annually at a fixed rate of 6.35%, for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period. The $42.0 million loan is expected to bear interest annually at a fixed rate of 6.58%, for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period. Prepayment for both loans will be prohibited for the first two years after which early repayment is subject to a prepayment fee. The Company provided a deposit of $419,650 in consideration to the commitment on the $42.0 million loan, which is expected to close by the end of first quarter of 2007. The loans are expected to be cross-defaulted with the Company’s other two golf financings obtained from Sun Life. There can be no assurance that the loan will close.

In connection with the purchase of the resort village property located at Copper Mountain, Colorado, the Intrawest U.S. Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million. The Company has guaranteed the payment of the contingent purchase price to the seller on behalf of the Intrawest U.S. Partnership.

In connection with the purchase of the Wolf Dells Property and the Wolf Sandusky Property, the seller may receive additional contingent purchase price of up to $3.0 million per waterpark resort if those properties achieve certain financial performance goals during 2007 and 2008. The amount of contingent purchase price will be determined during those years, and in no event will the amount exceed a total of $6.0 million for both properties.

In connection with the purchase of the Valencia Country Club and the Talega Golf Club, pursuant to the stock purchase agreement, the seller may receive supplemental purchase price payments of up to $8.6 million in aggregate, for both properties, if the properties achieve certain financial performance goals in fiscal year 2009.

In connection with the purchase of the Weston Hills Country Club, pursuant to the asset purchase agreement, the seller may receive supplemental purchase price payments of up to $5.3 million if the Weston Hills property achieves certain financial performance goals in fiscal year 2009.

As discussed in Note 7, on March 13, 2006, the Company agreed to provide financing to Shorefox Development, LLC up to $40.0 million in connection with the development of the infrastructure of an Orvis-branded lifestyle community in Granby, Colorado. As of December 31, 2006, the Company has advanced $30.0 million to the project and has committed to fund the remaining $10.0 million during the life of the loan.

In connection with the purchase of South Mountain property, the Company committed to invest approximately $500,000 in improvements and as of December 31, 2006, the Company spent approximately $432,800.

The Company has commitments under ground leases, park use permits and land permits. Ground lease payments, park use and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses totaled $1.3 million for the year ended December 31, 2006.

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for the year and period ended December 31, 2006 and 2005 (in thousands except per share data):

2006 Quarter	First	Second	Third	Fourth	Year
Total revenue	$1,266	$3,639	$6,579	$10,772	$22,256
Operating income (loss)	(1,007)	54	677	1,754	1,478
Equity in earnings of unconsolidated entities	3,964	2,857	3,829	353	11,003
Net income	4,279	4,577	6,040	4,489	19,385
Weighted average number of shares outstanding (basic and diluted)	44,318	53,658	61,073	90,304	62,461
Earnings per share	0.10	0.09	0.10	0.05	0.31

2005 Quarter	First	Second	Third	Fourth	Year
Total revenue	$—	$—	$—	$227	$227
Operating loss	(848)	(1,098)	(1,611)	(1,427)	(4,984)
Equity in earnings of unconsolidated entities	1,653	2,829	2,980	2,828	10,290
Net income	992	1,877	1,792	1,922	6,583
Weighted average number of shares outstanding (basic and diluted)	10,776	15,913	21,032	30,406	19,796
Earnings per share	0.09	0.12	0.09	0.06	0.33

19.	Subsequent Events:

On January 8, 2007, the Company entered into an asset purchase agreement with Brighton Resort, LLC and acquired the Brighton Ski Resort, located near Salt Lake City, Utah for a purchase price of $35.0 million excluding transaction costs. At the same time, the Company entered into a lease agreement with Brighton Resort, LLC and leased the Brighton Ski Resort under a long-term, triple-net lease for a term of 20-years with four five-year renewal option. The lease agreements are cross-defaulted with the Company’s Gatlinburg Sky Lift and Cypress Mountain leases.

On January 11, 2007, the Company entered into an asset purchase agreement to acquire seven Six Flags Theme Park properties for an aggregate purchase price of $312.0 million from an affiliate of PARC Management, LLC (“PARC Management”). Upon closing, the Company will lease all seven properties to PARC Management, which will operate the seven properties under a long-term triple-net lease agreement. The following sets forth the name and location of the properties to be acquired.

•	Darien Lake – Buffalo, New York

•	Elitch Gardens – Denver, Colorado

•	Frontier City – Oklahoma City, Oklahoma

•	White Water Bay – Oklahoma City, Oklahoma

•	Splashtown – Houston, Texas

•	Waterword – Concord, California

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Subsequent Events (Continued):

•	Wild Waves & Enchanted Village – Seattle, Washington

The Company expects to close on the Six Flags transactions by the end of the first quarter 2007 and subsequently obtain financing on the properties from a third-party lender in the amount of $156.0 million. The transactions are subject to the fulfillment of certain conditions. There can be no assurance that any or all of these conditions will be satisfied and that these transactions will ultimately be completed.

On December 1, 2006, the Company entered into an asset purchase agreement to acquire four ski resorts from affiliates of Booth Creek Ski Holdings, Inc. for a purchase price of $170.0 million and on January 19, 2007, the acquisition was completed. At the same time, the Company entered into long-term, triple net leases with wholly-owned subsidiaries of Booth Creek to operate the ski resorts with initial terms of 20 years with three 10-year renewal options. The following table sets forth the name and location of the properties that the Company acquired.

•	Sierra-at-Tahoe Resort – South Lake Tahoe, California

•	Loon Mountain Resort – Lincoln, New Hampshire (1)

•	Northstar-at-Tahoe Resort – Lake Tahoe, California (1)

•	Summit-at-Snoqualmie Resort – Snoqualmie Pass, Washington

FOOTNOTE:

(1)	The Company committed to fund approximately $28.7 million in capital expenditures at the over the next four years.

In connection with the Booth Creek transaction, the Company made a $12.0 million loan to Booth Creek and certain of its subsidiaries (the “Booth Creek Loan”). The Booth Creek Loan is collateralized by a first mortgage or the substantial equivalent on the Waterville Valley Ski Resort in Waterville Valley, New Hampshire, the Mount Cranmore Ski Resort in North Conway, New Hampshire and a tract of land near the Northstar-at-Tahoe Resort in Lake Tahoe, California referred to as the Porcupine Parcel. The loan matures in three years and has one 12-month extension. The loan carries an interest rate of 9.00% per annum and there is an exit fee of an amount equal to a 15% annualized return on the loan. The loan is guaranteed by Booth Creek and certain of its subsidiaries. The loan is cross-defaulted with the Booth Creek ski properties leases and is expected to be cross-defaulted with the Northstar Commercial Properties (as defined below) leases, if and when that transaction is completed. The loan may be prepaid at any time and will be accelerated upon customary events of default.

As part of the Company’s agreement to acquire the Booth Creek ski properties, the Company also committed to acquire 46 condominiumized retail and commercial spaces at the Northstar Commercial Village (the “Northstar Commercial Properties”) in Lake Tahoe, California for $22.0 million. This transaction is expected to be completed during 2007. The transaction is subject to the fulfillment of certain conditions. There can be no assurance that any or all of these conditions will be satisfied or that the transaction will ultimately be completed.

On February 22, 2007 the Company signed an application with a third-party lender to obtain permanent financing in the amount of $111.5 million. The loan is expected to bear interest at a rate of 6.11% annually for a term of seven years, will be collateralized by the Booth Creek and Brighton ski properties, and is expected to close in or before the second quarter of 2007.

In February 2007, the Company redeemed an additional 98,252 shares at an average price of approximately $9.50 per share, for a total of $933,396.

On February 13, 2007, the Company closed on a $20.0 million revolving line of credit from Colonial Bank, N.A. The line of credit is collateralized by a first mortgage on the Bretton Woods Mountain Resort in New Hampshire, bears interest at the 30-day LIBOR plus 2.0%, matures on May 1, 2007 and requires monthly payments of interest only and principal due at maturity. It is the Company’s and the lenders’ intent to renew this loan on or before May 1, 2007 for a three year period as a non-revolving construction loan with substantially similar terms. The non-revolving construction loan will be used to finance the expansion and improvement to the Bretton Woods Mountain Resort.

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

[Intentionally left blank]

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2007.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

1.	The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:

CNL Village Retail Partnership, LP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and the period from October 1, 2004 (inception) through December 31, 2004

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and the period from October 1, 2004 (inception) through December 31, 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and the period from October 1, 2004 (inception) through December 31, 2004

Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and the period from October 1, 2004 (inception) through December 31, 2004

CNL Dallas Market Center, LP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the year ended December 31, 2006 and the period from February 14, 2005 (inception) to December 31, 2005

Consolidated Statements of Changes in Partners’ Capital for the year ended December 31, 2006 and the period from February 14, 2005 (inception) to December 31, 2005

Consolidated Statements of Cash Flows for the year ended December 31, 2006 and the period from February 14, 2005 (inception) to December 31, 2005

Notes to Consolidated Financial Statements for the year ended December 31, 2006 and the period from February 14, 2005 (inception) to December 31, 2005

CNL Income GW Partnership, LLLP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Operations for the year ended December 31, 2006 and the period from October 11, 2005 (inception) through December 31, 2005

Consolidated Statements of Partners’ Capital for the year ended December 31, 2006 and the period from October 11, 2005 (inception) through December 31, 2005

Consolidated Statements of Cash Flows for the year ended December 31, 2006 and the period from October 11, 2005 (inception) through December 31, 2005

Notes to Consolidated Financial Statements for the year ended December 31, 2006 and the period from October 11, 2005 (inception) through December 31, 2005.

2.	Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2006

Schedule IV – Mortgage Loans and Real Estate at December 31, 2006

(b)	Exhibits

2.1	Purchase and Sale Agreement between Whistler Mountain Resort Limited Partnership and Intrawest Corporation as Sellers and US Canadian Trust Alpha as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.1 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.2	Purchase and Sale Agreement (Copper Mountain Commercial Properties) between the Sellers and CNL Village Retail Partnership, LP as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.2 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.3	Schedule of Omitted Purchase and Sale Agreements (Previously filed as Exhibit 2.3 to the Report on Form 8-K filed December 17, 2004, and incorporated herein by reference.)

2.4	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

3.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.6	Form of Redemption Plan (Previously filed as Exhibit 4.6 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

4.7	Form of Reinvestment Plan (Previously filed as Appendix A to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.1	Form of Escrow Agreement (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.2	Form of Advisory Agreement (Previously filed as Exhibit 10.2 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.3	Form of Reinvestment (Previously filed as Appendix A to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.4	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004, Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004, Amy Sinelli dated June 14, 2005 and Joseph Johnson dated January 1, 2006 (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.5	Loan Agreement dated February 28, 2006 between Plaza Partners, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 6, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.6	Loan Agreement dated March 1, 2006 between GW-Citigroup and CNL Income GW Partnership, LLLP and Subsidiaries (Previously filed as Exhibit 10.2 to the Report on 8-K filed March 6, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.7	Purchase and Sale Agreement dated as of March 10, 2006 between Route 66 Real Estate L.L.C. and CNL Income Properties, Inc. (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.8	Mezzanine Loan Agreement dated October 14, 2005 between Mizner Court Holdings, L.P. and Column Financial, Inc. (Previously filed as Exhibit 10.2 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.9	Note Allonge dated March 10, 2006 between Mizner Court Holdings, L.P., Column Financial, Inc. and CNL Income Partners, LP. (Previously filed as Exhibit 10.3 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.10	Loan Agreement dated as of March 13, 2006 between Shorefox Development, LLC and CNL Income Partners, LP. (Previously filed as Exhibit 10.4 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.11	Promissory Note dated March 13, 2006 of Shorefox Development, LLC in favor of CNL Income Partners, LP. (Previously filed as Exhibit 10.5 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.12	Amendment One to the Mezzanine Loan Agreement dated October 14, 2005 between Mizner Court Holdings, L.P. and Column Financial, Inc. (Previously filed as Exhibit 10.6 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.13	Loan Agreement dated March 24, 2006 between Colonial Bank, N.A. and CNL Income Properties, Inc. (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 29, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.14	Sub-Permit and Lease Agreement dated as of May 26, 2006 by and between R&H US Canadian Cypress Limited in its capacity as the trustee of the Cypress Jersey Trust as Landlord and Cypress Bowl Recreations Limited Partnership as Tenant (Previously filed as Exhibit 10.1 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.15	Personal Property Sublease Agreement dated as of May 18, 2006 by and between CNL Personal Property TRS ULC as Lessor and Cypress Bowl Recreations Limited Partnership as Lessee (Previously filed as Exhibit 10.2 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.16	Asset Purchase Agreement dated as of January 20, 2006 between MWH Preservation Limited Partnership and CNL Income Properties, Inc. (Previously filed as Exhibit 10.40 to Post-Effective Amendment No. One to the Registration Statement on Form S-11(File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.17	First Amendment to Asset Purchase Agreement dated as of April 25, 2006 between MWH Preservation Limited Partnership and CNL Income Properties, Inc. (Previously filed as Exhibit 10.41 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.18	Second Amendment to Asset Purchase Agreement dated as of June 22, 2006 between MWH Preservation Limited Partnership and CNL Income Properties, Inc. (Previously filed as Exhibit 10.42 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.19	Lease Agreement dated as of June 22, 2006 between CNL Income Bretton Woods, LLC and BW Resort Management Company, LLC (Previously filed as Exhibit 10.43 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.20	Personal Property Lease Agreement dated as of June 22, 2006 between CNL BW TRS Corp. and BW Resort Management Company, LLC. (Previously filed as Exhibit 10.44 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.21	Promissory Note dated June 22, 2006 of CNL Income Bretton Woods, LLC in favor of MWH Preservation Limited Partnership (Previously filed as Exhibit 10.45 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.22	Asset Purchase Agreement dated as of August 18, 2006 between WHCC, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.46 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.23	Stock Purchase Agreement dated as of August 23, 2006 between Heritage Golf Group, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.47 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.24	First Amendment to Stock Purchase Agreement dated as of August 30, 2006 amending the Stock Purchase Agreement dated as of August 23, 2006 between CNL Income Partners, L.P. and Heritage Golf Group, LLC (Previously filed as Exhibit 10.48 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.25	Second Amendment to Stock Purchase Agreement dated as of August 30, 2006 amending the Stock Purchase Agreement dated as of August 23, 2006 between CNL Income Partners, L.P. and Heritage Golf Group, LLC (Previously filed as Exhibit 10.49 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.26	Asset Purchase Agreement dated as of September 6, 2006 between Trancas Capital, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.50 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.27	Asset Purchase Agreement dated as of November 14, 2006 between Fore Star Golf of Yuma, LLC, Fore Star Golf of Lubbock, LLC, Premier Golf Royal Meadows, LLC, Premier Golf Painted Hills , LLC, Premier Golf Cleveland, LLC, Premier Golf Solon, LLC, Premier Golf Management, Inc. and CNL Income Partners, LP (Previously filed as Exhibit 10.51 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.28	Agreement of Sale and Purchase dated as of November 16, 2006 among Golf Course Partners, Ltd., EAGL Mansfield, L.P., Evergreen Alliance Golf Limited, L.P., Westbrook EAGL Parent, L.L.C. and CNL Income Partners, LP (Previously filed as Exhibit 10.52 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.29	Agreement of Sale and Purchase dated as of November 16, 2006 among Fund IV EAGL Canyon Springs, L.P., EAGL Fund IV Canyon Springs Lessee, L.P., Fund IV EAGL Cinco Ranch, L.P., EAGL Fund IV Cinco Ranch Lessee, L.P.,

Fund IV EAGL Fossil Creek, L.P., Fund IV EAGL Plantation Resort, L.P., EAGL Fund IV Plantation Resort Lessee, L.P., Fund IV EAGL Clear Creek, L.P., EAGL Fund IV Clear Creek Lessee, L.P. and CNL Income Partners, LP (Previously filed as Exhibit 10.53 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.30	Asset Purchase Agreement dated November 30, 2006 between Marinas-Kentucky, LLC, Crystal-Manasquan, LLC, Harborage Marina, LLC, Grand Lake Marina, Ltd., S.M.B.R. Operations, LLC, S.M.B.R. Realty, LLC, Pier 121 Service Company, Inc., 121 Marinas, Ltd., F&F Holdings I, Ltd., F&F Holdings II, Ltd., and CNL Income Partners, L.P (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.31	Asset Purchase Agreement dated as of December 1, 2006 among Trimont Land Company, Ski Lifts, Inc., DRE, L.L.C., Loon Mountain Recreation Corporation, Loon Realty Corp, Sierra-at-Tahoe, Inc., Booth Creek Resort Properties LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.32	Loan Agreement dated December 22, 2006 between Emeryville Marina, L.L.C., Scott’s Expansion #1, LTD, Pier 121 Service Company, Inc. and Scott’s Marinas at Lake Grapevine, LTD, Borrowers, and CNL Income Partners, LP, Inc., Lender LP (Previously filed as Exhibit 10.56 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.33	Asset Purchase Agreement dated as of January 10, 2007 between PARC 7F-Operations Corporation and CNL Income Properties, Inc. (Previously filed as Exhibit 10.58 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.34	Amendment to Asset Purchase Agreement dated as of January 9, 2007 among Trimont Land Company, Ski Lifts, Inc., DRE, L.L.C., Loon Mountain Recreation Corporation, Loon Realty Corp, Sierra-at-Tahoe, Inc., Booth Creek Resort Properties LLC, CNL Income Partners, LP and The Talon Group, Orlando Services Division, a division of First American Title Company (Previously filed as Exhibit 10.59 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.35	The Second Amended and Restated Loan Agreement dated February 9, 2007 between CNL Income Palmetto, LLC, et al., Borrowers, and Sun Life Assurance Company of Canada, Lender ((Previously filed as Exhibit 10.60 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.36	Deed of Trust, Security Agreement and Financing Statement dated February 9, 2007 executed by CNL Income Canyon Springs, LLC, Grantor, in favor of Sun Life Assurance Company of Canada, Beneficiary (Previously filed as Exhibit 10.61 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.37	Schedule of Omitted Documents (Previously filed as Exhibit 10.62 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Previously filed as Exhibit 21 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99.1	Securities Purchase Agreement dated as of January 10, 2007 among Six Flags Theme Parks, Inc., et al. and PARC 7F-Operations Corporation (Previously filed as Exhibit 99 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

(c)	The following financial statement schedules are filed as part of this report (as referenced in Item 15 (a) 2 above):

CNL Village Retail

Partnership, LP and

Subsidiaries

Consolidated Financial Statements

December 31, 2006 and 2005

CNL Village Retail Partnership, LP and Subsidiaries

Index

December 31, 2006 and 2005

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Village Retail Partnership, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Village Retail Partnership, LP and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and the period from October 1, 2004 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 26, 2007

Orlando, Florida

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Property and equipment, net	$74,989,698	$78,555,347
Lease costs, net	1,550,958	2,150,750
Intangible lease assets, net	580,035	692,425
Cash	1,831,917	641,176
Restricted cash	388,839	417,374
Rent receivable, net of allowance for doubtful accounts of $292,682 and $ 172,699	696,670	707,625
Prepaid expenses and other assets	159,465	68,310
Loan costs, net	504,148	565,190
Accrued rent	1,726,189	1,136,428

Total assets	$82,427,919	$84,934,625

Liabilities and Partners’ Capital
Mortgage payable	$44,706,618	$45,581,177
Intangible lease liabilities, net	1,168,563	1,895,547
Accounts payable and accrued expenses	1,976,026	1,037,578
Deferred rent liability	318,468	27,426
Security deposits	265,412	304,462
Unearned percentage rent	208,095	213,840
Due to affiliates	49,312	290,233
Distributions payable	1,185,136	585,508

Total liabilities	49,877,630	49,935,771

Partners’ capital	32,550,289	34,998,854

Total liabilities and partners’ capital	$82,427,919	$84,934,625

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2006, 2005 and the Period from October 1, 2004

(Inception) through December 31, 2004

	2006	2005	2004
Revenues:
Rental income	$6,603,583	$6,828,445	$289,521
Tenant expense reimbursement	3,682,101	3,609,800	—
Percentage rental income	1,265,192	939,820	53,997

Total revenues	11,550,876	11,378,065	343,518

Costs and expenses:
Property operating expenses	4,267,422	3,916,245	—
Depreciation	3,427,900	3,499,308	145,947
Amortization of lease costs	512,823	666,435	29,004
Bad debt expense	751,421	338,402	—
General, administrative and other expense	399,502	306,172	—

Total costs and expenses	9,359,068	8,726,562	174,951

Interest and other income	541,560	27,562	—
Interest, loan cost amortization and other expense	(2,654,959)	(2,701,941)	(119,800)

Net income (loss)	$78,409	$(22,876)	$48,767

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

Years Ended December 31, 2006, 2005 and the Period from October 1, 2004

(Inception) through December 31, 2004

	General Partner	CNL LP	Intrawest	Total
Partner contributions	$3,796	$30,366,770	$7,592,642	$37,963,208
Distributions	(28)	(225,527)	(57,803)	(283,358)
Net income (loss)	28	235,779	(187,040)	48,767

Balance, December 31, 2004	3,796	30,377,022	7,347,799	37,728,617
Partner contributions	77	615,292	153,842	769,211
Distributions	(345)	(2,760,079)	(715,674)	(3,476,098)
Net income (loss)	442	3,533,228	(3,556,546)	(22,876)

Balance, December 31, 2005	3,970	31,765,463	3,229,421	34,998,854
Partner contributions	—	—	371,043	371,043
Distributions	(357)	(2,897,660)	—	(2,898,017)
Net income (loss)	322	3,219,726	(3,141,639)	78,409

Balance, December 31, 2006	$3,935	$32,087,528	$458,825	$32,550,289

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and the Period from October 1, 2004

(inception) through December 31, 2004

	2006	2005	2004
Cash flows from operating activities
Net (loss) income	$78,409	$(22,876)	$48,767
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	3,427,900	3,499,308	145,947
Amortization of lease costs	512,823	666,435	29,004
Amortization of loan costs	61,043	36,777	—
Amortization of intangible lease assets	100,911	137,828	6,044
Accretion of intangible lease liabilities	(304,293)	(371,395)	(15,631)
Bad debt expense	751,421	338,402	—
Gain from write-off of intangible liabilities	(422,691)	(42,419)	—
Loss from write-off of intangible assets	98,448	32,118	—
Changes in assets and liabilities:
Rent receivable	(740,466)	(992,028)	(53,998)
Accounts receivable	—	121,695	(121,695)
Prepaid expenses and other assets	(91,155)	77,748	(278,266)
Accrued rent	(589,761)	(1,004,220)	—
Accounts payable and accrued expenses	938,448	628,062	448,877
Due to affiliates	(240,921)	250,872	—
Deferred rent liability	291,042	27,426	—
Security deposits	(39,050)	(4,750)	309,212
Unearned percentage rent	(5,745)	213,840

Net cash provided by operating activities	3,826,363	3,592,823	518,261

Cash flows from investing activities
Acquisition of property and equipment	—	—	(82,081,856)
Lease costs	—	—	(2,877,574)
Intangible lease assets	—	—	(837,030)
Intangible lease liabilities	—	—	2,324,991
Additions (adjustments) to property and equipment	137,749	(118,746)	—
Decrease (increase) in restricted cash	28,535	(417,374)	—

Net cash provided by (used in) investing activities	166,284	(536,120)	(83,471,469)

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statements of Cash Flows - Continued

Years Ended December 31, 2006, 2005 and the Period from October 1, 2004

(Inception) through December 31, 2004

	2006	2005	2004
Cash flows from financing activities
Loan costs	$—	$(601,967)	$—
Proceeds from mortgage loan	—	46,000,000	45,000,000
Repayment of mortgage loan to affiliate	—	(45,000,000)	—
Principal payments on debt	(874,559)	(418,823)	—
Capital contributions from partners	371,043	769,211	37,963,208
Distributions to partners	(2,298,390)	(3,173,948)	—

Net cash provided by (used in) financing activities	(2,801,906)	$(2,425,527)	$82,963,208

Net increase in cash	1,190,741	631,176	10,000
Cash
Beginning of period	641,176	10,000	—

End of period	$1,831,917	$641,176	$10,000

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,598,109	$2,446,754	$265,858

Supplemental schedule of noncash financing activities
Distributions declared but not paid to partners	$1,185,136	$585,508	$283,358

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and the Period from October 1, 2004

(Inception) through December 31, 2004

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

$82,953,208

Intrawest was required to make a one time special capital contribution of $371,043 to provide the REIT with a minimum required annual distribution for calendar year 2006 in accordance with the terms of the Agreement.

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

Net cash flow, as defined in the Agreement, is to be distributed quarterly to the Partners in accordance with the following order of priority: (i) first, to the General Partner and CNL LP to pay the CNL first tier preferred distribution, as defined in the Agreement; (ii) second, to Intrawest to pay the Intrawest first tier preferred distribution, as defined in the Agreement; (iii) third to Intrawest until Intrawest has received aggregate

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and the Period from October 1, 2004

(Inception) through December 31, 2004

distributions equal to the lesser of a) Intrawest excess credit support or b) the aggregate amount of rents paid pursuant to Intrawest interim leases as of such time, both as defined in the Agreement; (iv) fourth, 65% among the General Partner and CNL LP and 35% to Intrawest until the General Partner and CNL LP distributions equal their second tier preferred return, as defined in the Agreement and (vi) thereafter, 43.75% among the partners in accordance with their percentage interests and 56.25% to the holders of the promote interest, as defined in the Agreement. As of December 31, 2006 and 2005, the Partnership has net cash flow distributions payable totaling $1,185,136 and $585,508, respectively.

Net income or loss is allocated between the partners based on the hypothetical liquidation at book value method (“HLBV”). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partners claim on the net assets of the partnership at the end and beginning of the period. Each partner’s share of the net assets of the Partnership is calculated as the amount that the Partner would receive if the Partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities.

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

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and the Period from October 1, 2004

(Inception) through December 31, 2004

Purchase Price Allocation

In determining the allocation of the purchase price of the Properties, the Partnership followed Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS 141, and allocated the value of real estate acquired among the building and tenant improvements and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in place leases. Purchase price allocations and the determination of useful lives are based on management’s estimates and studies commissioned from independent real estate appraisal firms. No value was assigned to the tenant relationships as the Properties are too new and management cannot determine whether a certain tenant will renew their lease at the end of the term. No value was assigned to the land because it is owned by the condominium association.

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

Lease Costs

Lease costs are comprised of in place lease values and are amortized to expense over the remaining non-cancelable periods of the respective leases. Such amortization amounted to $512,823, $666,435 and $29,004 during the years ended December 31, 2006, 2005 and period ended 2004, respectively.

If a lease is terminated prior to its stated expiration and leasehold improvements no longer are deemed to have any value for future tenants, all unamortized amounts relating to that lease are written off. For the years and period ended December 31, 2006, 2005 and 2004, lease costs of $87,051, $31,385, and zero, respectively, were written off to amortization expense as a result of early lease terminations.

Intangible Lease Assets and Liabilities

Intangible lease assets are comprised of above market lease values and are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases including an assumption that renewals will be exercised by tenants for whom lease rates do not adjust upon renewal. Amortization related to above market lease values decreased rental income by $100,911, $137,828 and $6,044 during the years and period ended December 31, 2006, 2005 and 2004, respectively.

Intangible lease liabilities are comprised of below market lease values and are accreted as an increase to rental income over the non-cancelable periods of the respective leases. Accretion amounted to a rental income increase of $304,293, $371,395 and $15,631 during the years and period ended December 31, 2006, 2005 and 2004, respectively.

If a lease is terminated prior to its stated expiration, all unamortized amounts relating to intangible lease assets and liabilities are written off. During the years ended December 31, 2006 and 2005, intangible lease assets of $11,397 and $733, respectively, and intangible lease liabilities of $422,691 and $42,419, respectively, were written off as a result of early lease terminations. No such amounts were written off in the period ended December 31, 2004.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and the Period from October 1, 2004

(Inception) through December 31, 2004

Property and Equipment, net

Property and equipment is stated at cost and includes buildings and tenant improvements. Buildings are depreciated on the straight – line method over 39 years. Tenant improvements are depreciated on the straight – line method over the shorter of the lease term or the estimated useful life.

Revenue Recognition

The Partnership records rental revenue on the straight-line basis over the terms of the respective leases. Percentage rent that is due based upon tenant performance levels such as gross revenues will be recorded when the underlying threshold has been reached.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership’s long-lived assets are tested for impairment annually or

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and the Period from October 1, 2004

(Inception) through December 31, 2004

whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Partnership assesses impairment by comparing the carrying value of long-lived assets to future estimated undiscounted operating cash flows expected to be generated over the life of the assets and from its eventual disposition. In the event the carrying amount exceeds the estimated future undiscounted cash flows, the Partnership would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. For the year ended December 31, 2006, the Partnership recorded no impairments.

Fair Value of Financial Instruments

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates carrying value because of short maturities. The Partnership believes the fair value of its long-term debt approximates fair value based on rates it believes it could obtain for similar borrowings as of December 31, 2006.

3.	Property and Equipment, net

All of the Partnership’s property and equipment are held for lease to third-party tenants and related tenants which are affiliates of Intrawest. Property and equipment, net consists of the following at December 31, 2006 and 2005:

	2006	2005
Buildings	$71,158,605	$71,421,353
Tenent Improvements	10,904,283	10,779,284

	82,062,888	82,200,637
Less: Accumulated depreciation	(7,073,190)	(3,645,290)

	$74,989,698	$78,555,347

4.	Lease Cost and Intangible Lease Assets and Liabilities

Lease cost, net and intangible lease assets and liabilities, net consist of the following at December 31, 2006:

	Lease Costs	Intangible Lease Asset	Intangible Lease Liability
Balance	$2,677,819	$807,512	$1,772,065
Accumulated amortization or accretion	(1,126,861)	(227,477)	(603,502)

	$1,550,958	$580,035	$1,168,563

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and the Period from October 1, 2004

(Inception) through December 31, 2004

Lease cost, net and intangible lease assets and liabilities, net consist of the following at December 31, 2005:

	Lease Costs	Intangible Lease Asset	Intangible Lease Liability
Balance	$2,848,034	$836,347	$2,284,559
Accumulated amortization or accretion	(697,284)	(143,922)	(389,012)

	$2,150,750	$692,425	$1,895,547

During the years and period ended December 31, 2006, 2005 and 2004, the Partnership recorded amortization expense of $613,734, $804,263 and $35,048, respectively, from intangible assets and accretion of $304,293, $371,395 and $15,631, respectively, from intangible liabilities.

The anticipated amortization of intangible assets over each of the next five years and beyond is as follows:

	Lease Costs	Intangible Lease Asset	Intangible Lease Liability
2007	$368,905	$82,069	$257,705
2008	252,760	63,996	228,908
2009	122,908	56,342	118,852
2010	112,167	55,851	102,113
2011	109,206	55,851	99,206
Thereafter	585,012	265,926	361,779

	$1,550,958	$580,035	$1,168,563

5.	Mortgage Payable

In connection with the acquisition of the Properties on December 16, 2004, the Partnership obtained a $45,000,000 mortgage payable from Intrawest (the “Affiliate Loan”). On May 20, 2005, the Affiliate Loan was refinanced with the proceeds of a loan from Sun Life Assurance Company of Canada, which is collateralized by the Partnership’s properties. The new loan has an aggregate principal balance of $46.0 million and bears interest at a fixed rate of 5.75%. Monthly principal and interest payments in the aggregate amount of $289,389 (based on a 25-year amortization) are due through maturity on May 20, 2015. The loan may not be prepaid except through payment of a premium. The Partnership incurred loan costs and fees of $601,967 in connection with the closing of this loan, which are being amortized over the life of the loan. Loan cost amortization during the years ended December 31, 2006 and 2005 were $61,043 and $36,777, respectively.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and the Period from October 1, 2004

(Inception) through December 31, 2004

As of December 31, 2005, scheduled principal payments of the mortgage loan are as follows:

2007	$926,193
2008	980,875
2009	1,038,786
2010	1,100,116
2011	1,165,067
Thereafter	39,495,581

$44,706,618

6.	Leases

The Partnership assumed the existing leases between tenants and Intrawest (as the prior owner of the Properties). These leases call for base minimum rents and percentage rents based on the tenants’ gross revenues, as well as reimbursement for certain operating expenses of the Properties.

Future minimum rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2006 are as follows:

	Third Party	Intrawest	Total
2007	$3,045,588	$3,506,233	$6,551,821
2008	2,385,503	3,654,114	6,039,617
2009	1,868,183	2,814,287	4,682,470
2010	1,818,835	2,877,825	4,696,660
2011	1,742,076	2,931,418	4,673,494
Thereafter	1,708,442	25,451,213	27,159,655

	$12,568,627	$41,235,090	$53,803,717

The future minimum rental receipts that are classified as Intrawest relate to tenants that are affiliated with Intrawest. Those leases call for base minimum rents and percentage rents base on the tenants gross revenues, as well as reimbursement for certain operating expenses of the Properties. The terms of the lease agreements range from 15 to 20 years with four five-year renewal options.

In addition to lease agreements with tenants that are related to Intrawest, Intrawest has agreed to provide interim support for those spaces that are vacant at the Properties for a period of four years (the “Interim Leases”). Under the Interim Leases, Intrawest will pay the Partnership interim rent at market rates until the spaces are leased to a third party. If the Properties, however, generate certain cash flow as discussed in the overall Agreement, then the interim rents will be returned to Intrawest. Accordingly, payments received by the Partnership under the Interim Leases are recorded as liabilities. As of December 31, 2006 and 2005, the Partnership had interim rent payable of $871,049 and $217,206, respectively, recorded in due to affiliates in the accompanying consolidated balance sheets received from Intrawest that will be returned to Intrawest if and when certain thresholds were met.

For the years and period ended December 31, 2006, 2005 and 2004, base rental income received from Intrawest, including interim support under the Interim Leases, amounted to approximately $3.7 million, $3.1 million and $91,989, respectively, and percentage rental income received from Intrawest amounted to

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005 and the Period from October 1, 2004

(Inception) through December 31, 2004

$284,828, $149,350 and $24,610, respectively. No payments under the interim leases from Intrawest were recorded as rental income. As of December 31, 2006 and 2005, rent receivable from Intrawest was $97,858 and $44,688.

7.	Management Agreement

The subsidiaries of the Partnership, under five property management agreements each dated December 16, 2004, have engaged an affiliate of Intrawest to manage the Properties. The management agreements provide for an initial operating term of 20 years and expire on December 31, 2024 and four five-year renewal options, subject to certain termination rights. The Intrawest affiliate will be paid a fee based on a percentage of total revenues of the Properties. During the years ended December 31, 2005, the Partnership paid management fees of $470,452 and $442,638, respectively, which are include in property operating expenses in the accompanying consolidated financial statements. No management fees were paid during the period ended December 31, 2004.

8.	Commitments and Contingencies

In connection with the purchase of the resort village property at Copper Mountain, Colorado, the Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million.

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Partnership’s financial condition or results of operations.

CNL Dallas Market

Center, L.P. and Subsidiaries

Consolidated Financial Statements

December 31, 2006 and 2005

CNL Dallas Market Center, L.P. and Subsidiaries

Index

December 31, 2006 and 2005

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Dallas Market Center, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Dallas Market Center, L.P. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from February 14, 2005 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 26, 2007
Orlando, Florida

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Property, equipment and construction in progress, net	$252,714,392	$238,968,816
In-place lease costs, net	6,724,137	6,962,951
Favorable ground leases, net	4,238,460	4,322,778
Cash	2,986,188	2,621,164
Restricted cash	1,284,606	612,120
Rent receivable	—	83,611
Due from affiliates	231,317	76,974
Accrued rent	1,776,833	802,205
Prepaid expenses and other assets	28,762	21,118

Total assets	$269,984,695	$254,471,737

Liabilities and Partners’ Capital
Mortgage loans payable	$153,965,466	$156,388,869
Accounts payable and accrued expenses	2,397,731	93,781
Distributions payable	2,836,189	2,461,164
Unearned percentage rent	1,353,589	1,398,084

Total liabilities	160,552,975	160,341,898

Partners’ capital	109,431,720	94,129,839

Total liabilities and partners’ capital	$269,984,695	$254,471,737

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Operations

Year Ended December 31, 2006 and the Period from February 14, 2005 (Inception)

through December 31, 2005

	2006	2005
Revenues
Rental income from operating leases	$26,139,314	$20,743,616
Percentage rent	2,736,641	—

Total revenue	28,875,955	20,743,616

Cost and expenses
Depreciation	7,762,833	6,352,478
Ground rent expense	506,208	372,032
General, administrative and operating	148,523	15,730
Amortization of lease costs	238,814	201,477

Total cost and expenses	8,656,378	6,941,717

Interest and other income	15,202	2,634
Interest expense	(8,496,346)	(8,073,184)

Net income	$11,738,433	$5,731,349

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

Year Ended December 31, 2006 and the Period from February 14, 2005 (Inception)

through December 31, 2005

	General Partner	CNL LP	Crow	Total
Formation transactions, February 14, 2005 (Inception)	$—	$—	$92,104,147	$92,104,147
Acquisition of Crow interest by CNL Partners	921,041	72,762,277	(73,683,318)	—
Additional partner contributions	43,229	3,415,129	864,590	4,322,948
Net income (loss)	83,885	6,626,931	(979,467)	5,731,349
Distributions	(83,885)	(6,626,931)	(1,317,789)	(8,028,605)

Balance, December 31, 2005	964,270	76,177,406	16,988,163	94,129,839
Additional partner contributions	135,471	13,411,587	3,386,764	16,933,822
Net income	95,558	9,460,223	2,182,652	11,738,133
Distributions	(102,317)	(10,129,432)	(3,138,625)	(13,370,374)

Balance, December 31, 2006	$1,092,982	$88,919,784	$19,418,954	$109,431,720

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2006 and the Period from February 14, 2005 (Inception)

through December 31, 2005

	2006	2005
Cash flows from operating activities
Net income	$11,738,433	$5,731,349
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	7,762,833	6,352,478
Amortization of lease costs	238,814	201,477
Amortization of intangible lease assets	84,318	67,643
Gain on sale of assets	—	(300)
Changes in assets and liabilities:
Rent receivable	83,611	(83,611)
Prepaid expenses and other assets	(7,644)	(21,118)
Due from affiliates	(154,343)	(76,974)
Accrued rent	(974,628)	(802,205)
Accounts payable and accrued expenses	1,133,223	93,781
Unearned percentage rent	(44,495)	1,398,084

Net cash provided by operating activities	19,860,122	12,860,604

Cash flows from investing activities
Acquisition of property and equipment, net	(20,337,682)	(6,159,723)
Increase in restricted cash	(672,486)	(612,120)

Net cash used in investing activities	(21,010,168)	(6,771,843)

Cash flows from financing activities
Principal payment on mortgage loans	(2,423,403)	(2,223,104)
Capital contributions from partners	16,933,822	4,322,948
Distributions to partners	(12,995,349)	(5,567,441)

Net cash provided by (used in) financing activities	1,515,070	(3,467,597)

Net increase in cash	365,024	2,621,164
Cash and cash equivalents
Beginning of period	2,621,164	—

End of period	$2,986,188	$2,621,164

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of capitalized interest	$7,728,470	$8,024,684

Supplemental disclosure of noncash investing activities
Value of property, equipment and intangible assets contributed upon formation of the Partnership	$—	$250,716,120

Accrual of capital expenditures	$1,170,727	$—

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2006 and the Period from February 14, 2005 (Inception)

through December 31, 2005

	2006	2005
Supplemental disclosure of noncash financing activities
Distributions declared but not paid to partners	$2,836,189	$2,461,164

Assumption of mortgage loan payable in the acquisition of property and equipment	$—	$158,611,973

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to the Consolidated Financial Statements

Year Ended December 31, 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

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

As a result of the formation transactions, the General Partner and Limited Partners hold the following percentage interests as of December 31, 2006:

Partner	Percentage Interest
General Partner	1.00%
CNL LP	79.00%
Crow	20.00%

The World Trade Center consists of 15 floors including the fashion center, showrooms and wholesalers offering gifts and home textiles. The Dallas Trade Mart has five floors encompassing gifts, housewares and lighting. Market Hall is a consumer and tradeshow exhibition hall. The IFGC has two floors and houses permanent showrooms for floral products, holiday decorative products and related accessories. The IFGC serves as the headquarters for the American Floral Industry Association and is home to two annual floral shows, the Holiday and Home Expos. Both properties are leased to an affiliate of Crow under long-term triple-net leases.

During 2005 and 2006 partners made pro-rata capital contributions of $21.3 million to develop a lighting center expansion at the Dallas Market Center. As of December 31, 2006, the Partnership completed its funding to the Trade Mart Expansion and is expected to lease to an affiliate of Crow.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to the Consolidated Financial Statements

Year Ended December 31, 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

The purchase price of the two properties acquired was allocated to assets and liabilities as follows:

	World Trade Center	IFGC	Total
Property and equipment	$210,459,364	$28,701,907	$239,161,271
Intangible assets, net	9,417,213	2,137,636	11,554,849

	$219,876,577	$30,839,543	$250,716,120

Net cash flow, as defined in the Agreement, is to be distributed quarterly to the Partners in accordance with the following order of priority: (i) first, to the General Partner and CNL LP to pay the CNL first tier preferred distribution, as defined in the Agreement; (ii) second, to Crow to pay the Crow first tier preferred distribution, as defined in the Agreement; (iii) third to the Partners pro-rata in proportion to their partnership interests until the sum of the aggregate distributions paid equals the second tier preferred distribution, as defined in the agreement, (iv) fourth, 60% to the General Partner and CNL LP and 40% to Crow until the sum of the aggregate distributions paid equals the third tier preferred distribution, as defined in the agreement and (v) thereafter 50% to the General Partner and CNL LP and 50% to Crow. As of December 31, 2006 and 2005, the Partnership has net cash flow distributions payable totaling approximately $2.8 million and $2.5 million, respectively.

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

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to the Consolidated Financial Statements

Year Ended December 31, 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

Purchase Price Allocation

In determining the allocation of the purchase price of the properties, the Partnership follows Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS 141, and allocates the value of real estate acquired among the building, tenant improvements and equipment as well as to identified intangible assets consisting of the value of in place leases and favorable ground leases. Purchase price allocations and the determination of useful lives are based on management’s estimates of the respective lives of each asset.

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

Lease Accounting

The Partnership’s leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and have been accounted for as operating leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant in order to determine the lease classification.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to the Consolidated Financial Statements

Year Ended December 31, 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

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

Restricted Cash

The leases require that certain amounts of cash are restricted to fund capital expenditures at the Partnership’s properties and have been included in the accompanying consolidated balance sheets. The reserve accounts are held at CNL Bank, which is an affiliate of the General Partner and CNL LP. As of December 31, 2006 and 2005, approximately $1.3 million and $612,120 was held in these reserve accounts, respectively.

Use of Estimates

The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates.

Revenue Recognition

The Partnership records rental revenue on the straight-line basis over the terms of the leases. Percentage rent that is due contingent upon tenant performance levels such as gross revenues is deferred until the underlying performance thresholds have been reached.

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

Fair Value of Financial Instruments

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates carrying value because of the liquid nature of the assets and short maturities of the obligations. The Partnership believes the fair value of its long-term debt was approximately $152.5 million as of December 31, 2006 based on the rates it believes it could obtain for similar borrowings.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to the Consolidated Financial Statements

Year Ended December 31, 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership’s long-lived assets are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Partnership assesses impairment by comparing the carrying value of long-lived assets to future estimated undiscounted operating cash flows expected to be generated over the life of the assets and from its eventual disposition. In the event the carrying amount exceeds the estimated future undiscounted cash flows, the Partnership would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. For the year ended December 31, 2006, the Partnership recorded no impairments.

3.	Property, Equipment and Construction in Progress, net

Property and equipment, net consists of the following:

	December 31, 2006	December 31, 2005
Building and improvements	$258,197,175	$236,403,842
Leasehold improvements	1,872,185	—
Equipment	6,760,343	4,581,372
Construction in progress	—	4,336,080

	266,829,703	245,321,294
Less: Accumulated depreciation	(14,115,311)	(6,352,478)

	$252,714,392	$238,968,816

On October 12, 2005, the Partnership entered into a memorandum of understanding and an agreement to develop an approximately 500,000 square foot lighting center expansion (160,000 leasable square feet) at the Trade Mart Property (the “Trade Mart Expansion”). The total construction costs were approximately $21.3 million. For the year ended December 31, 2006 and the period ended December 31, 2005, the Partnership capitalized interest costs of $908,195 and $48,500, respectively, relating to the construction of the Trade Mart Expansion.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to the Consolidated Financial Statements

Year Ended December 31, 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

4.	In Place Lease Cost and Favorable Ground Leases

In place lease costs, net and favorable ground leases, net consist of the following:

	In Place Lease Cost December 31,		Favorable Ground Leases December 31,
	2006	2005	2006	2005
Balance	$7,164,428	$7,164,428	$4,390,421	$4,390,421
Accumulated amortization or accretion	(440,291)	(201,477)	(151,961)	(67,643)

	$6,724,137	$6,962,951	$4,238,460	$4,322,778

The anticipated amortization of intangible assets over each of the next five years and beyond is as follows:

	In Place Lease Costs	Favorable Ground Leases
2007	$238,814	$84,275
2008	238,814	84,275
2009	238,814	84,275
2010	238,814	84,275
2011	238,814	84,275
Thereafter	5,530,067	3,817,085

	$6,724,137	$4,238,460

Amortization of the favorable ground lease asset is recorded as an increase in ground lease expense in the accompanying consolidated statements of operations. For the year ended December 31, 2006 and the period ended December 31, 2005, a total of $323,132 and $269,120 in amortization was recorded by the Partnership, respectively.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to the Consolidated Financial Statements

Year Ended December 31, 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

5.	Mortgage Loans Payable

In connection with the acquisition of the World Trade Center on February 14, 2005, the Partnership became obligated for approximately $142.3 million in existing debt collateralized by the World Trade Center property. On May 25, 2005, in connection with the acquisition of the IFGC, the Partnership became obligated for approximately $16.3 million in existing debt collateralized by the IFGC property. Mortgage notes payable consist of the following:

Property	Monthly Payment (Principal and Interest)	Interest Rate	Maturity Date	Balance as of December 31,
				2006	2005
World Trade Center	$889,145	6.037%	September 2014	$138,380,723	$140,350,848
IFGC	110,663	5.450%	September 2012	15,584,743	16,038,021

				$153,965,466	$156,388,869

Future scheduled principal payments of the mortgage loans are as follows:

2007	$2,741,817
2008	2,885,196
2009	3,089,897
2010	3,281,065
2011	3,484,078
Thereafter	138,483,413

$153,965,466

6.	Master Leases

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

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to the Consolidated Financial Statements

Year Ended December 31, 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

For the year ended December 31, 2006 and the period ended December 31, 2005, base rental income under the leases amounted to approximately $26.1 million and $20.7 million including $974,628 and $802,205, respectively, from the effect of straight-lining rent in accordance with GAAP. As construction on the Trade Mart Expansion occurred, the base rent of the Trade Mart Property increased by 9.0% of the amount on construction costs incurred in accordance with the lease agreement.

Future minimum rental receipts under non-cancelable operating leases having remaining terms in excess of one year of December 31, 2006 are as follows:

	World Trade Center (1)	IFGC	Total
2007	$23,511,809	$3,019,308	$26,531,117
2008	23,596,643	3,025,983	26,622,626
2009	23,601,693	3,028,767	26,630,460
2010	23,602,109	3,029,000	26,631,109
2011	23,602,109	3,029,000	26,631,109
Thereafter	544,815,356	55,888,783	600,704,139

	$662,729,719	$71,020,841	$733,750,560

7.	Ground Leases

The Partnership makes monthly lease payments under nine ground leases to two separate lessors. Two such leases are with affiliates of Crow and the remaining seven are with a third-party lessor. For the year ended December 31, 2006 and the period ended December 31, 2005, the Partnership incurred a total of $506,208 and $372,032, respectively, for rent under the ground leases (including the effect of GAAP straight-lining adjustments), of which $65,290 and $39,108, respectively, was incurred to affiliates of Crow. Each of the ground leases expire between the years 2055 and 2066. Upon termination of the ground leases, all buildings and improvements become the property of the lessors under the ground leases. The non-cancelable future minimum lease payments under the ground leases are as follows:

2007	$298,115
2008	300,547
2009	303,027
2010	305,557
2011	308,138
Thereafter	21,001,319

$22,516,703

Two of the ground leases have annual rent increases. The Partnership straight-lines rent expense under these ground leases in accordance with GAAP. For the year ended December 31, 2006 and the period ended December 31, 2005, the Partnership recorded additional ground lease rent of $125,961 and $80,315, respectively, as a result of straight-lining adjustments. Accrued rental expense of $206,276 and $80,315 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to the Consolidated Financial Statements

Year Ended December 31, 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

8.	Commitments and Contingencies

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Partnership’s financial condition or results of operations.

CNL Income GW

Partnership, LLLP and

Subsidiaries

Consolidated Financial Statements

December 31, 2006 and 2005

CNL Income GW Partnership, LLLP and Subsidiaries

Index

December 31, 2006 and 2005

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Income GW Partnership, LLLP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Income GW Partnership, LLLP and its subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from October 11, 2005 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 26, 2007
Orlando, Florida

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Balance Sheets

December 31, 2006 and 2005

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,286,529	$2,887,696
Restricted cash	1,508,379	12,819,905
Accounts receivable	1,508,027	1,090,221
Prepaid expenses and other current assets	1,198,423	1,232,004
Distribution refundable from partners	1,225,508	—
Deposit with lender	—	680,000

	6,726,866	18,709,826
Loan costs	613,766
Property and equipment, net	110,316,524	101,485,037
Other intangible assets, net	523,238	689,422

Total assets	$118,180,394	$120,884,285

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued expenses	$6,189,161	$5,712,114
Distributions payable	—	2,361,918
Due to affiliates	608,336	143,285
Advanced deposits	1,006,423	1,066,981

	7,803,920	9,284,298
Mortgage loan payable	63,000,000	—

Total liabilities	70,803,920	9,284,298
Partners’ capital	47,376,474	111,599,987

Total liabilities and partners’ capital	$118,180,394	$120,884,285

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Statements of Operations

Year Ended December 31, 2006 and the Period from October 11, 2005 (Inception) through

December 31, 2005

	Year Ended December 31
	2006	2005
Revenues
Rooms	$26,175,125	$4,107,205
Food and beverage	5,975,545	1,170,234
Other operating departments	5,277,074	1,272,143

	37,427,744	6,549,582

Cost of sales and other expenses
Rooms	4,371,340	907,961
Food and beverage	5,222,952	1,239,699
Other operating departments	5,152,542	1,002,120
Property operations and maintenance	5,670,212	1,787,693
Management fees	1,122,832	196,427
Franchise and licensing fees	1,122,832	196,427
General and administrative	4,316,700	593,336
Sales and marketing	3,663,104	676,239
Depreciation and amortization	6,406,516	1,039,157

	37,049,030	7,639,059

Operating income (loss)	378,714	(1,089,477)
Interest and other income	60,703	60,058
Interest expense and loan cost amortization	(3,112,914)	—

Net loss	$(2,673,497)	$(1,029,419)

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Statements of Partners’ Capital

Year Ended December 31, 2006 and the Period from October 11, 2005 (inception) through

December 31, 2005

	General Partner	CNL LP	GW	Total
Formation transactions, October 11, 2005 (inception)	$—	$—	$113,311,324	$113,311,324
Acquisition of GW interest by CNL Partners	11,331	79,306,597	(79,317,928)	—
Additional partner contributions	168	1,175,832	504,000	1,680,000
Distributions	(295)	(1,981,150)	(380,473)	(2,361,918)
Net loss	(56)	(392,435)	(636,928)	(1,029,419)

Balance, December 31, 2005	11,148	78,108,844	33,479,995	111,599,987
Capital contributions	120	837,497	358,979	1,196,596
Distribution of loan proceeds	(6,244)	(43,696,070)	(18,734,656)	(62,436,970)
Distribution of operating cash flows	(34)	(309,608)	—	(309,642)
Net loss	(255)	(1,781,866)	(891,376)	(2,673,497)

Balance, December 31, 2006	$4,735	$33,158,797	$14,212,942	$47,376,474

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2006 and the Period from October 11, 2005 (inception) through

December 31, 2005

	2006	2005
Cash Flows from operating activities
Net loss	$(2,673,497)	$(1,029,419)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	6,406,516	1,039,157
Loan cost amortization	115,386	—
Changes in assets and liabilities, net of business acquired
Accounts receivable	(417,806)	(1,090,221)
Prepaid expenses and other current assets	33,581	(277,691)
Accounts payable and accrued expenses	477,047	3,867,240
Due to affiliates	465,051	143,285
Advanced deposits	(60,558)	(154,327)

Net cash provided by operating activities	4,345,720	2,498,024

Cash Flows from investing activities
Acquisition of property and equipment	(15,071,819)	(5,630,936)
Decrease in restricted cash	11,311,526	4,910,095

Net cash used in investing activities	(3,760,293)	(720,841)

Cash Flows from financing activities
Capital contributions from partners	1,196,596	1,680,000
Proceeds from mortgage loan	63,000,000	—
Distribution of loan proceeds to partners	(62,436,970)
Distributions to partners	(3,897,068)	—
Payment of loan costs	(729,152)	—
Deposit release from (made with) lender for mortgage loan	680,000	(680,000)

Net cash provided by (used in) financing activities	(2,186,594)	1,000,000

Net increase in cash and cash equivalents	(1,601,167)	2,777,183
Cash and cash equivalents
Beginning of period	2,887,696	110,513

End of period	$1,286,529	$2,887,696

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Statements of Cash Flows - Continued

Year ended December 31, 2006 and the Period from October 11, 2005 (inception) through

December 31, 2005

	2006	2005
Supplemental disclosure of noncash investing activities
Assets acquired and liabilities assumed upon formation of the partnership
Assets acquired
Cash	$—	$110,513
Prepaid expenses and other current assets	—	954,313
Property and equipment	—	96,872,110
Intangible assets	—	710,570
Restricted cash	—	17,730,000

	$—	$116,377,506

Liabilities assumed
Accounts payable and accrued expenses	$—	$1,844,874
Advanced deposits	—	1,221,308

	$—	$3,066,182

Net assets acquired	$—	$113,311,324

Net of cash	$—	$113,200,811

Supplemental disclosure of noncash financing activities
Distributions due to (refundable from) partners	$(1,225,508)	$2,361,918

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2006 and the Period from October 11, 2005 (inception) through

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

Year ended December 31, 2006 and the Period from October 11, 2005 (inception) through

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

Year ended December 31, 2006 and the Period from October 11, 2005 (inception) through

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

Restricted Cash

Certain amounts of cash have been restricted in connection with the formation of the Partnership primarily for the purposes of funding construction costs of the Dells Waterpark Expansion. Other amounts of cash are restricted under the management agreements with GW for maintenance and replacement of furniture, fixtures and equipment at the Partnership’s Properties. Cash for the replacement of furniture, fixtures and equipment is set aside each month as a set percentage of total gross revenues of the Properties in accordance with the hotel management agreements and is used as necessary for the replacement of furniture, fixtures and equipment. As of December 31, 2006 and 2005, the Partnership had approximately $1.5 million and $12.8 million in restricted cash, respectively, to fund future construction costs of the Dells Waterpark Expansion and $0 in restricted cash for the replacement of furniture, fixtures and equipment at the Properties.

Purchase Price Allocation

In determining the allocation of the purchase price of the Properties, the Partnership follows Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS 141, and allocates the value of real estate acquired among the land, buildings and equipment and identified intangible assets, consisting of the value of a condo rental pool at the Great Wolf Lodge-Wisconsin Dells Property. Purchase price allocations and the determination of useful lives are based on management’s estimates and studies commissioned from independent real estate appraisal firms.

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

Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141 and Statement of Financial Accounting Standards No. 142 (“SFAS 142”). SFAS No. 141 requires that all business combinations be accounted for using the purchase method and provides criteria for recording intangible assets separately from goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangible assets that have indefinite useful lives are not amortized into results of operations but, instead, are tested at least annually for impairment and written down when impaired.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2006 and the Period from October 11, 2005 (inception) through

December 31, 2005

Other intangible assets represent the value assigned to the revenue stream from a condo rental pool at the Wisconsin Dells property. The condo rental pool intangible asset is being amortized on a straight-line basis over the average remaining life of the existing rental pool agreements which was approximately 4.6 years.

Revenue Recognition

The Property’s revenues are derived from its operations and include revenues from the rental of rooms, food and beverage sales, telephone usage, the management of a condo rental pool at the Wisconsin Dells property and other service revenue. Revenue is recognized when rooms are occupied and services have been performed. Cash received from customers for events occurring after the end of each respective year have been recorded as advanced deposits in the accompanying consolidated statements of financial position.

Advertising and Promotion Costs

The costs of advertising, promotional, sales and marketing programs are charged to operations in the year incurred and are included as sales and marketing expenses in the accompanying consolidated statement of operations. Advertising, promotional, sales and marketing costs totaled approximately $3.7 million and $676,239 for the year ended December 31, 2006 and the period ended December 31, 2005, respectively.

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

Leases

The Partnership has entered into operating leases for equipment used at its Properties. Payments under operating leases are recorded as rent expense each month as lease payments are due.

Fair Value of Financial Instruments

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates carrying values because of the liquid nature of the assets and short maturities of the obligations. The Partnership believes the carrying value of its long-term debt approximates fair value based on rates it believes it could obtain for similar borrowing at December 31, 2006.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2006 and the Period from October 11, 2005 (inception) through

December 31, 2005

Use of Estimates

The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership’s long-lived assets are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Partnership assesses impairment by comparing the carrying value of long-lived assets to future estimated undiscounted operating cash flows expected to be generated over the life of the assets and from its eventual disposition. In the event the carrying amount exceeds the estimated future undiscounted cash flows, the Partnership would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. For the year ended December 31, 2006, the Partnership recorded no impairments.

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

3.	Property and Equipment

Property and equipment consist of the following at December 31, 2006 and 2005:

	2006	2005
Land and land improvements	$7,637,918	$7,330,224
Building and improvements	82,633,900	73,542,516
Furniture, fixtures and equipment	27,302,257	16,664,985
Construction in progress	—	4,965,321

	117,574,075	102,503,046
Less: accumulated depreciation	(7,257,551)	(1,018,009)

	$110,316,524	$101,485,037

Depreciation expense for the year and period ended December 31, 2006 and 2005 was $6.2 million and $1.0 million, respectively.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2006 and the Period from October 11, 2005 (inception) through

December 31, 2005

4.	Other Intangible Assets

The gross carrying amount and accumulated amortization of the Partnership’s other intangible assets consist of the following at December 31, 2006 and 2005:

	2006	2005
Condo rental pool	$710,570	$710,570
Less: accumulated amortization	(187,332)	(21,148)

	$523,238	$689,422

Amortization expense related to condo rental pool intangible asset was $166,184 and $21,148 for the year ended December 31, 2006 and the period ended December 31, 2005. The anticipated amortization of the condo rental pool intangible asset over each of the next five years is as follows:

2007	$155,033
2008	155,033
2009	155,033
2010	58,139

$523,238

5.	Related Parties Transactions

Hotel Management Agreements

The Partnership entered into an agreement with an affiliate of GW (the “Manager”) to manage the Properties. The management agreements have a term of 15 years. Under terms of the agreements, the Manager operates the Properties in return for a fixed management fee of 3 percent of Gross Operating Revenues, as defined in the management agreements, for each property. The Manager may also earn an incentive management fee equal to 30 percent of the amount by which net operating income exceeds 10% of the average Invested Capital, as defined in the agreement. The Partnership incurred base management fees of approximately $1.1 million and $196,427 and no incentive management fees for the year and period ended December 31, 2006 and 2005, respectively. The management agreements may be terminated if certain performance thresholds are not met, as defined in the management agreements.

Licensing Agreements

The Partnership also entered into licensing agreement with an affiliate of GW (the “Franchisor”) for each property. The license agreements have a term of 15 years. Under terms of the agreements, the Partnership is required to pay franchise and licensing fees equal to 3 percent of Gross Operating Revenues, as defined in the licensing agreements, for each property. The Partnership incurred licensing fees of approximately $1.1 million and $196,427 for the year and period ended December 31, 2006 and 2005, respectively.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2006 and the Period from October 11, 2005 (inception) through

December 31, 2005

Other

The Partnership has entered into various other agreements with GW and its affiliates to provide services such as property insurance, health insurance, and workers’ compensation insurance. The Partnership incurred $1,441,244 and $108,876 for such expenses for the year and period ended December 31, 2006 and 2005, respectively. These amounts have been included in costs and expenses for room, food and beverage, and other operating departments in the accompanying consolidated statements of operations.

6.	Income Taxes

Under the provisions of the Internal Revenue Code and applicable state laws, the Partnership is only subject to taxation of income on the profits and losses from its TRS operations. The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax asset:
Net operating loss	$1,535,945	$577,385
Book/tax differences in acquired assets	—	506,063
Other book/tax differences	307,263	—

Total deferred tax asset	1,843,208	1,083,448

Deferred tax liability:
Book/tax differences in acquired assets	939,416	—

Total deferred tax liability	939,416	—

Net deferred tax asset	903,792	1,083,448
Valuation allowance	(903,792)	(1,083,448)

	$—	$—

The types of temporary differences between the tax basis of assets and liabilities and their financial statement reporting amounts are attributable to book/tax differences in the acquired assets and net operating losses. The TRS had a net operating loss carry-forward for federal and state purposes of approximately $5.4 million as of December 31, 2006 to offset future taxable income. The estimated net operating loss carry-forward will expire as follows: $1.5 million expiring in 2025 and $3.9 million expiring in 2026. The Partnership has not recorded these potential future benefits because its TRS subsidiary does not have sufficient historical earnings on which to base a potential future benefit.

7.	Leases

The Partnership is a lessee of various types of equipment used in operating the Properties. Leases are categorized as operating leases based upon the terms in the lease agreements.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

Year ended December 31, 2006 and the Period from October 11, 2005 (inception) through

December 31, 2005

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 are as follows:

2007	$58,269
2008	57,900
2009	49,074
2010	46,500
2011	23,250
Thereafter	—

$234,993

Rent expense was $49,092 and $4,203 for the year and period ended December 31, 2006 and 2005, respectively, and is included in property operations in the accompanying consolidated statements of operations.

8.	Mortgage Loan Payable

In March 2006, the Partnership obtained a mortgage loan collateralized by the Properties in the principal amount of $63.0 million. The loan bears interest at an annual rate of 6.08%, requires monthly payments of interest-only for the first two years and equal monthly payments of principal and interest thereafter until the loan’s maturity on March 1, 2013.

Future scheduled principal payments of the mortgage loan are as follows:

2007	$—
2008	—
2009	513,043
2010	740,441
2011	787,396
Thereafter	60,959,120

$63,000,000

9.	Commitments and Contingencies

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Partnership’s financial condition or results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2007.

CNL INCOME PROPERTIES, INC.

By:	/s/ R. Byron Carlock, Jr.
R. BYRON CARLOCK, JR.
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Tammie A. Quinlan
TAMMIE A. QUINLAN
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Seneff, Jr.	Chairman of the Board	March 26, 2007
James M. Seneff, Jr.

/s/ Robert A. Bourne	Vice Chairman of the Board and Treasurer	March 26, 2007
Robert A. Bourne

/s/ Robert J. Woody	Independent Director	March 26, 2007
Robert J. Woody

/s/ Bruce Douglas	Independent Director	March 26, 2007
Bruce Douglas

/s/ Dennis N. Folken	Independent Director	March 26, 2007
Dennis N. Folken

/s/ R. Byron Carlock, Jr.	President and Chief Executive Officer	March 26, 2007
R. Byron Carlock, Jr.	(Principal Executive Officer)

/s/ Tammie A. Quinlan	Executive Vice President and Chief Financial Officer	March 26, 2007
Tammie A. Quinlan	(Principal Financial Officer)

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2006 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period
Property	Land & Land Improvements	Leasehold Interest	Buildings	Equipment	Improvements	Carrying Costs	Land & Land Improvements	Leasehold Interest	Buildings	Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Gatlinburg Sky Lift Gatlinburg, Tennessee	$—	$19,154	$174	$1,133	$—	$—	$—	$19,154	$174	$1,133	$20,461	$(654)	In 1953	12/22/2005	(1)
Hawaiian Falls Waterparks Garland and The Colony, Texas	$3,123	$3,663	$759	$5,038	$—	$—	$3,123	$3,663	$759	$5,038	$12,583	$(866)	In 2004	4/21/2006	(1)
Route 66 Harley-Davidson Dealership Tulsa, Oklahoma	$997	$—	$5,506	$199	$—	$—	$997	$—	$5,506	$199	$6,702	$(149)	In 2002	4/27/2006	(1)
Palmetto Hall Plantation Club Hilton Head, South Carolina	$5,729	$—	$1,464	$933	$—	$—	$5,729	$—	$1,464	$933	$8,126	$(600)	In 1990	4/27/2006	(1)
Cypress Mountain Ski Area Vancouver, British Columbia	$—	$15,988	$606	$10,493	$315	$—	$271	$15,988	$650	$10,493	$27,402	$(1,690)	In 1975	5/30/2006	(1)
Raven Golf Club at South Mountain Phoenix, Arizona	$11,504	$—	$1,047	$690	$433	$—	$11,538	$—	$1,376	$760	$13,674	$(448)	In 1995	6/9/2006	(1)
Bretton Woods Mountain Resort Bretton Woods, New Hampshire	$11,538	$—	$25,085	$12,251	$497	$—	$10,733	$—	$25,276	$12,557	$48,566	$(1,806)	In 1800's	6/23/2006	(1)
Bear Creek Golf Course Dallas, Texas	$6,705	$2,615	$1,308	$935	$—	$—	$6,705	$2,615	$1,308	$935	$11,563	$(390)	In 1979	9/8/2006	(1)
Funtasticks Fun Center Tucson, Arizona	$4,216	$—	$1,949	$463	$—	$—	$4,216	$—	$1,949	$463	$6,629	$(62)	In 1993	10/6/2006	(1)
Funtasticks Fun Center Tempe, Arizona	$4,459	$—	$648	$78	$—	$—	$4,459	$—	$648	$78	$5,185	$(18)	In 1991	10/6/2006	(1)
Grand Prix Tampa Tampa, Florida	$2,737	$—	$487	$163	$—	$—	$2,737	$—	$487	$163	$3,387	$(21)	In 1979	10/6/2006	(1)
Zuma Fun Center South Houston, Texas	$3,720	$—	$1,192	$151	$—	$—	$3,720	$—	$1,192	$151	$5,063	$(26)	In 1990	10/6/2006	(1)
Mountasia Family Fun Center North Richland Hills, Texas	$1,153	$—	$635	$65	$—	$—	$1,153	$—	$635	$65	$1,853	$(14)	In 1994	10/6/2006	(1)
Putt Putt Fun Center Raleigh, North Carolina	$270	$215	$258	$119	$—	$—	$270	$215	$258	$119	$862	$(16)	In 1998	10/6/2006	(1)
Zuma Fun Center North Houston, Texas	$756	$—	$182	$26	$—	$—	$756	$—	$182	$26	$964	$(4)	In 1990	10/6/2006	(1)
Putt Putt Fun Center Lubbock, Texas	$713	$343	$539	$261	$—	$—	$713	$343	$539	$261	$1,856	$(34)	In 1981	10/6/2006	(1)
Zuma Fun Center Knoxville, Tennessee	$1,225	$—	$751	$147	$—	$—	$1,225	$—	$751	$147	$2,122	$(20)	In 1993	10/6/2006	(1)
Zuma Fun Center Charlotte, North Carolina	$5,581	$—	$1,608	$440	$—	$—	$5,581	$—	$1,608	$440	$7,629	$(59)	In 1991	10/6/2006	(1)
Camelot Park Bakersfield, California	$671	$—	$378	$168	$—	$—	$671	$—	$378	$168	$1,217	$(24)	In 1994	10/6/2006	(1)

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2006 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period
Property	Land & Land Improvements	Leasehold Interest	Buildings	Equipment	Improvements	Carrying Costs	Land & Land Improvements	Leasehold Interest	Buildings	Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Weston Hills Country Club Weston, Florida	$19,901	$—	$14,795	$1,472	$—	$—	$19,901	$—	$14,795	$1,472	$36,168	$(374)	In 1990	10/16/2006	(1)
Valencia Country Club Santa Clarita, California	$30,926	$—	$9,250	$412	$—	$—	$30,926	$—	$9,250	$412	$40,588	$(307)	In 2000	10/16/2006	(1)
Talega Golf Club San Clemente, California	$14,783	$—	$3,339	$453	$—	$—	$14,783	$—	$3,339	$453	$18,575	$(177)	In 1965	10/16/2006	(1)
Canyon Springs Golf Club San Antonio, Texas	$11,339	$—	$1,301	$544	$—	$—	$11,339	$—	$1,301	$544	$13,184	$(49)	In 1997	11/16/2006	(1)
The Golf Club at Cinco Ranch Houston, Texas	$6,588	$—	$449	$405	$—	$—	$6,588	$—	$449	$405	$7,442	$(25)	In 1993	11/16/2006	(1)
Golf Club at Fossil Creek Fort Worth, Texas	$5,998	$—	$1,262	$541	$—	$—	$5,998	$—	$1,262	$541	$7,801	$(55)	In 1987	11/16/2006	(1)
Lake Park Golf Club Dallas-Fort Worth, Texas	$2,118	$1,845	$1,372	$384	$—	$—	$2,118	$1,845	$1,372	$384	$5,719	$(56)	In 1957	11/16/2006	(1)
Mansfield National Golf Club Dallas-Fort Worth, Texas	$5,144	$599	$1,164	$359	$—	$—	$5,144	$599	$1,164	$359	$7,266	$(64)	In 2000	11/16/2006	(1)
Plantation Golf Club Dallas-Fort Worth, Texas	$4,080	$—	$60	$360	$—	$—	$4,080	$—	$60	$360	$4,500	$(16)	In 1998	11/16/2006	(1)
Fox Meadow Country Club Medina, Ohio	$5,216	$—	$4,129	$334	$—	$—	$5,216	$—	$4,129	$334	$9,679	$(21)	In 1995	12/22/2006	(1)
Lake Ridge Country Club Lubbock, Texas	$5,233	$—	$2,434	$463	$—	$—	$5,233	$—	$2,434	$463	$8,130	$(16)	In 1978	12/22/2006	(1)
Mesa del Sol Golf Club Yuma, Arizona	$5,747	$—	$973	$311	$—	$—	$5,747	$—	$973	$311	$7,031	$(21)	In 1970	12/22/2006	(1)
Painted Hills Golf Club Kansas City, Kansas	$2,307	$—	$1,311	$338	$—	$—	$2,307	$—	$1,311	$338	$3,956	$(11)	In 1965	12/22/2006	(1)
Royal Meadows Golf Courses Kansas City, Missouri	$1,945	$—	$365	$158	$—	$—	$1,945	$—	$365	$158	$2,468	$(6)	In 1960's	12/22/2006	(1)
Signature Golf Course Solon, Ohio	$8,464	$—	$8,375	$771	$—	$—	$8,464	$—	$8,375	$771	$17,610	$(35)	In 2002	12/22/2006	(1)
Weymouth Country Club Medina, Ohio	$5,529	$—	$4,837	$445	$—	$—	$5,529	$—	$4,837	$445	$10,811	$(23)	In 1969	12/22/2006	(1)
Burnside Marina Monticello, Kentucky	$349	$2,584	$92	$4,145	$—	$—	$349	$2,584	$92	$4,145	$7,170	$(29)	In 1950's	12/22/2006	(1)
Pier 121 Marina and Easthill Park	$1,168	$25,139	$4,496	$7,319	$—	$—	$1,168	$25,139	$4,496	$7,319	$38,122	$(56)	In 1960's	12/22/2006	(1)

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2006 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period
Property	Land & Land Improvements	Leasehold Interest	Buildings	Equipment	Improvements	Carrying Costs	Land & Land Improvements	Leasehold Interest	Buildings	Equipment	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which depreciation in latest income statements is computed
Beaver Creek Resort Somerset, Kentucky	$440	$5,760	$—	$4,503	$—	$—	$440	$5,760	$—	$4,503	$10,703	$(33)	In 1950's	12/22/2006	(1)
Lake Front Marina Port Clinton, Ohio	$3,562	$—	$1,101	$1,198	$—	.	$3,562	$—	$1,101	$1,198	$5,861	$(9)	In 1979	12/22/2006	(1)
Sandusky Harbor Marina Sandusky, Ohio	$4,436	$—	$3,371	$1,539	$—	$—	$4,436	$—	$3,371	$1,539	$9,345	$(14)	In 1930's	12/22/2006	(1)
Cowboys Golf Club Grapevine, Texas	$9,636	$2,538	$2,479	$605	$—	$—	$9,636	$2,538	$2,479	$605	$15,258	$(41)	In 2000	12/26/2006	(1)

Total											$473,231	$8,339

Transactions in real estate and accumulated depreciation as of 2006 are as follows:

Balance at January 1, 2004	$—	Balance at January 1, 2004	$—
2004 Acquisitions	—	2004 Depreciation	—

Balance at December 31, 2004	$—	Balance at December 31, 2004	—
2005 Acquisitions	20,970	2005 Depreciation	17

Balance at December 31, 2005	20,970	Balance at December 31, 2005	17
2006 Acquisitions	452,261	2006 Depreciation	8,322

Balance at December 31, 2006	$473,231	Balance at December 31, 2006	$8,339

FOOTNOTES:

(1) Buildings and improvements are depreciated over 39 years. Leasehold improvements and equipment are depreciation over their estimated useful lives.

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

December 31, 2006 (in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans subject to Delinquent Principal or Interest
Plaza Partners, LLC (hotel conversion)	15.0% annually (1)	2/28/2007	Monthly interest only payments	n/a	$16,800	$18,446	$—

Mizner Court Holdings, LP (condominium conversion)	LIBOR + 7.0% (2)	11/9/2007	Monthly interest only payments	n/a	$15,000	$15,481	$—

Shorefox Development, LLC (lifestyle community development)	13.5% annually (3)	3/10/2009	Monthly interest only payments	n/a	$30,000	$31,613	$—

Marinas International (four marina properties)	9.0% annually (4)	12/21/2021	Monthly interest only payments	n/a	$39,151	$40,816	$—

Total					$100,951	$106,356	$—

FOOTNOTES:

(1)	Pursuant to the loan agreement dated February 28, 2006, the loan had an annual fixed interest rate of 15.0% with monthly interest payments of 8.75% and the remaining 6.25% becoming due and payable upon the loan’s maturity. Following discussions with the borrower, the Company amended the loan agreement, extending certain deadlines until December 31, 2006. On January 1, 2007, the borrower failed to meet certain deadlines and the interest rate was raised to 19.0%, retroactively to inception of the loan, with the monthly interest payments remaining the same. The borrower has remained current on its loan payments. The loan matured on February 28, 2007, and the Company is currently in negotiations with the borrower to either grant an extension of the term in accordance with the original loan or receive full or partial pay-off. The loan is collateralized by a first mortgage on the property.
(2)	The loan was purchased from Column Financial, Inc., as former lender, to Mizner Court Holdings, LP. Mizner Court Holdings, LP is a partnership owned by a subsidiary of GE Capital called GEBAM, Inc. and by Stoltz Mizner Court, LP. The mezzanine loan is collateralized by a pledge of all the partnership interests in Mizner Court, LP.
(3)	Pursuant to the loan agreement, the Company agreed to provide financing up to $40.0 million in connection with the development of the infrastructure of an Orvis-branded lifestyle community in Granby, Colorado. As of December 31, 2006, the Company advanced $30.0 million. The loan requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The term of the loan may be extended by the borrower up to 12 months. The loan is collateralized by a first mortgage on a portion of the Granby property. The loan is personally guaranteed by the principals of Shorefox Development, LLC until $10.0 million in infrastructure is completed.
(4)	Pursuant to the four promissory notes with substantially similar terms and an aggregate principal of $39.2 million, the loans require monthly interest payment only for the first three years based on an annual percentage rate of 9.0% and aggregate monthly principal and interest payments of $352,252 thereafter. The notes are cross-collateralized by four marina properties and may be prepaid anytime after the fourth year. At maturity, in addition to the entire unpaid principal balance, accrued and unpaid interest, and any other sums due thereunder, Marinas International is expected to pay the holder of each loan an exit fee equal to the aggregate of monthly interest payments that would have been payable if the interest rate had been 10.25% rather than 9.0%.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2006 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2007 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the Commission when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibits

2.1	Purchase and Sale Agreement between Whistler Mountain Resort Limited Partnership and Intrawest Corporation as Sellers and US Canadian Trust Alpha as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.1 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.2	Purchase and Sale Agreement (Copper Mountain Commercial Properties) between the Sellers and CNL Village Retail Partnership, LP as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.2 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.3	Schedule of Omitted Purchase and Sale Agreements (Previously filed as Exhibit 2.3 to the Report on Form 8-K filed December 17, 2004, and incorporated herein by reference.)

2.4	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

3.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

4.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

4.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.6	Form of Redemption Plan (Previously filed as Exhibit 4.6 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

4.7	Form of Reinvestment Plan (Previously filed as Appendix A to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.1	Form of Escrow Agreement (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.2	Form of Advisory Agreement (Previously filed as Exhibit 10.2 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.3	Form of Reinvestment (Previously filed as Appendix A to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.4	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004, Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004, Amy Sinelli dated June 14, 2005 and Joseph Johnson dated January 1, 2006 (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.5	Loan Agreement dated February 28, 2006 between Plaza Partners, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 6, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.6	Loan Agreement dated March 1, 2006 between GW-Citigroup and CNL Income GW Partnership, LLLP and Subsidiaries (Previously filed as Exhibit 10.2 to the Report on 8-K filed March 6, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.7	Purchase and Sale Agreement dated as of March 10, 2006 between Route 66 Real Estate L.L.C. and CNL Income Properties, Inc. (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.8	Mezzanine Loan Agreement dated October 14, 2005 between Mizner Court Holdings, L.P. and Column Financial, Inc. (Previously filed as Exhibit 10.2 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.9	Note Allonge dated March 10, 2006 between Mizner Court Holdings, L.P., Column Financial, Inc. and CNL Income Partners, LP. (Previously filed as Exhibit 10.3 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.10	Loan Agreement dated as of March 13, 2006 between Shorefox Development, LLC and CNL Income Partners, LP. (Previously filed as Exhibit 10.4 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.11	Promissory Note dated March 13, 2006 of Shorefox Development, LLC in favor of CNL Income Partners, LP. (Previously filed as Exhibit 10.5 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.12	Amendment One to the Mezzanine Loan Agreement dated October 14, 2005 between Mizner Court Holdings, L.P. and Column Financial, Inc. (Previously filed as Exhibit 10.6 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.13	Loan Agreement dated March 24, 2006 between Colonial Bank, N.A. and CNL Income Properties, Inc. (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 29, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.14	Sub-Permit and Lease Agreement dated as of May 26, 2006 by and between R&H US Canadian Cypress Limited in its capacity as the trustee of the Cypress Jersey Trust as Landlord and Cypress Bowl Recreations Limited Partnership as Tenant (Previously filed as Exhibit 10.1 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.15	Personal Property Sublease Agreement dated as of May 18, 2006 by and between CNL Personal Property TRS ULC as Lessor and Cypress Bowl Recreations Limited Partnership as Lessee (Previously filed as Exhibit 10.2 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.16	Asset Purchase Agreement dated as of January 20, 2006 between MWH Preservation Limited Partnership and CNL Income Properties, Inc. (Previously filed as Exhibit 10.40 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.17	First Amendment to Asset Purchase Agreement dated as of April 25, 2006 between MWH Preservation Limited Partnership and CNL Income Properties, Inc. (Previously filed as Exhibit 10.41 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.18	Second Amendment to Asset Purchase Agreement dated as of June 22, 2006 between MWH Preservation Limited Partnership and CNL Income Properties, Inc. (Previously filed as Exhibit 10.42 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.19	Lease Agreement dated as of June 22, 2006 between CNL Income Bretton Woods, LLC and BW Resort Management Company, LLC (Previously filed as Exhibit 10.43 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.20	Personal Property Lease Agreement dated as of June 22, 2006 between CNL BW TRS Corp. and BW Resort Management Company, LLC. (Previously filed as Exhibit 10.44 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.21	Promissory Note dated June 22, 2006 of CNL Income Bretton Woods, LLC in favor of MWH Preservation Limited Partnership (Previously filed as Exhibit 10.45 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.22	Asset Purchase Agreement dated as of August 18, 2006 between WHCC, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.46 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.23	Stock Purchase Agreement dated as of August 23, 2006 between Heritage Golf Group, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.47 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.24	First Amendment to Stock Purchase Agreement dated as of August 30, 2006 amending the Stock Purchase Agreement dated as of August 23, 2006 between CNL Income Partners, L.P. and Heritage Golf Group, LLC (Previously filed as Exhibit 10.48 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.25	Second Amendment to Stock Purchase Agreement dated as of August 30, 2006 amending the Stock Purchase Agreement dated as of August 23, 2006 between CNL Income Partners, L.P. and Heritage Golf Group, LLC (Previously filed as Exhibit 10.49 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.26	Asset Purchase Agreement dated as of September 6, 2006 between Trancas Capital, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.50 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.27	Asset Purchase Agreement dated as of November 14, 2006 between Fore Star Golf of Yuma, LLC, Fore Star Golf of Lubbock, LLC, Premier Golf Royal Meadows, LLC, Premier Golf Painted Hills , LLC, Premier Golf Cleveland, LLC, Premier Golf Solon, LLC, Premier Golf Management, Inc. and CNL Income Partners, LP (Previously filed as Exhibit 10.51 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.28	Agreement of Sale and Purchase dated as of November 16, 2006 among Golf Course Partners, Ltd., EAGL Mansfield, L.P., Evergreen Alliance Golf Limited, L.P., Westbrook EAGL Parent, L.L.C. and CNL Income Partners, LP (Previously filed as Exhibit 10.52 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.29	Agreement of Sale and Purchase dated as of November 16, 2006 among Fund IV EAGL Canyon Springs, L.P., EAGL Fund IV Canyon Springs Lessee, L.P., Fund IV EAGL Cinco Ranch, L.P., EAGL Fund IV Cinco Ranch Lessee, L.P., Fund IV EAGL Fossil Creek, L.P., Fund IV EAGL Plantation Resort, L.P., EAGL Fund IV Plantation Resort Lessee, L.P., Fund IV EAGL Clear Creek, L.P., EAGL Fund IV Clear Creek Lessee, L.P. and CNL Income Partners, LP (Previously filed as Exhibit 10.53 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.30	Asset Purchase Agreement dated November 30, 2006 between Marinas-Kentucky, LLC, Crystal-Manasquan, LLC, Harborage Marina, LLC, Grand Lake Marina, Ltd., S.M.B.R. Operations, LLC, S.M.B.R. Realty, LLC, Pier 121 Service Company, Inc., 121 Marinas, Ltd., F&F Holdings I, Ltd., F&F Holdings II, Ltd., and CNL Income Partners, L.P (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.31	Asset Purchase Agreement dated as of December 1, 2006 among Trimont Land Company, Ski Lifts, Inc., DRE, L.L.C., Loon Mountain Recreation Corporation, Loon Realty Corp, Sierra-at-Tahoe, Inc., Booth Creek Resort Properties LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.32	Loan Agreement dated December 22, 2006 between Emeryville Marina, L.L.C., Scott’s Expansion #1, LTD, Pier 121 Service Company, Inc. and Scott’s Marinas at Lake Grapevine, LTD, Borrowers, and CNL Income Partners, LP, Inc., Lender LP (Previously filed as Exhibit 10.56 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.33	Asset Purchase Agreement dated as of January 10, 2007 between PARC 7F-Operations Corporation and CNL Income Properties, Inc. (Previously filed as Exhibit 10.58 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.34	Amendment to Asset Purchase Agreement dated as of January 9, 2007 among Trimont Land Company, Ski Lifts, Inc., DRE, L.L.C., Loon Mountain Recreation Corporation, Loon Realty Corp, Sierra-at-Tahoe, Inc., Booth Creek Resort Properties LLC, CNL Income Partners, LP and The Talon Group, Orlando Services Division, a division of First American Title Company (Previously filed as Exhibit 10.59 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.35	The Second Amended and Restated Loan Agreement dated February 9, 2007 between CNL Income Palmetto, LLC, et al., Borrowers, and Sun Life Assurance Company of Canada, Lender ((Previously filed as Exhibit 10.60 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.36	Deed of Trust, Security Agreement and Financing Statement dated February 9, 2007 executed by CNL Income Canyon Springs, LLC, Grantor, in favor of Sun Life Assurance Company of Canada, Beneficiary (Previously filed as Exhibit 10.61 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.37	Schedule of Omitted Documents (Previously filed as Exhibit 10.62 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Previously filed as Exhibit 21 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99.1	Securities Purchase Agreement dated as of January 10, 2007 among Six Flags Theme Parks, Inc., et al. and PARC 7F-Operations Corporation (Previously filed as Exhibit 99 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)