Form 10-Q
period 2007-03-31
CNL INCOME PROPERTIES INC
filed 2007-05-11
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of common stock outstanding as of May 7, 2007 was 146,168,698.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	March 31, 2007	December 31, 2006
ASSETS
Real estate investment properties under operating leases, net	$674,610	$464,892
Investments in unconsolidated entities	177,042	178,672
Mortgages and other notes receivable	119,431	106,356
Cash	328,334	296,163
Restricted cash	6,806	1,235
Accounts and other receivables	5,636	3,269
Intangibles, net	25,620	21,034
Deposits on pending real estate investments	17,000	6,150
Prepaid expenses and other assets	30,836	25,928

Total Assets	$1,385,315	$1,103,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to affiliates	$13,350	$11,084
Line of credit	10,000	3,000
Mortgages and other notes payable	205,877	69,996
Security deposits	14,820	14,720
Accounts payable and accrued expenses	4,949	5,705

Total Liabilities	248,996	104,505

Commitments and contingencies
Rescindable common stock (2,803 and 2,169 shares issued and and outstanding, respectively)	27,998	21,688

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 130,231 and 114,035 shares issued and 129,829 and 113,731 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	1,298	1,137
Capital in excess of par value	1,137,926	997,826
Accumulated earnings	33,847	25,285
Accumulated distributions	(63,254)	(44,995)
Accumulated other comprehensive loss	(1,496)	(1,747)

	1,108,321	977,506

Total Liabilities and Stockholders’ Equity	$1,385,315	$1,103,699

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Rental income from operating leases	$19,929	$764
Interest income on mortgages and other notes receivable	3,079	502
Other operating income	1,019	—

Total revenue	24,027	1,266

Expenses:
Asset management fees to advisor	2,786	1,005
General and administrative	3,136	1,098
Depreciation and amortization	10,145	170
Other operating expenses	975	—

Total expenses	17,042	2,273

Operating income (loss)	6,985	(1,007)

Other income (expense):
Interest and other income	2,114	1,402
Interest expense and loan cost amortization	(1,441)	(80)
Equity in earnings of unconsolidated entities	904	3,964

Total other income	1,577	5,286

Net income	$8,562	$4,279

Earnings per share of common stock (basic and diluted)	$0.07	$0.10

Weighted average number of shares of common stock outstanding (basic and diluted)	124,237	44,318

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2007 and Year Ended December 31, 2006 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distribution	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value
Balance at December 31, 2005	37,978	$380	$329,621	$5,900	$(11,269)	$—	$324,632
Subscriptions received for common stock through public offering and reinvestment plan	76,033	760	753,269	—	—	—	754,029
Redemption of common stock	(280)	(3)	(2,655)	—	—	—	(2,658)
Stock issuance and offering costs	—	—	(82,409)	—	—	—	(82,409)
Net income	—	—	—	19,385	—	—	19,385	19,385
Distributions, declared and paid ($0.5622 per share)	—	—	—	—	(33,726)	—	(33,726)
Foreign currency translation adjustment	—	—	—	—	—	(1,747)	(1,747)	(1,747)

Total comprehensive income	—	—	—	—	—	—	—	$17,638

Balance at December 31, 2006	113,731	$1,137	$997,826	$25,285	$(44,995)	$(1,747)	$977,506
Subscriptions received for common stock through public offering and reinvestment plan	16,196	162	157,723	—	—	—	157,885
Redemption of common stock	(98)	(1)	(933)	—	—	—	(934)
Stock issuance and offering costs	—	—	(16,690)	—	—	—	(16,690)
Net income	—	—	—	8,562	—	—	8,562	8,562
Distributions, declared and paid ($0.15 per share)	—	—	—	—	(18,259)	—	(18,259)
Foreign currency translation adjustment	—	—	—	—	—	251	251	251

Total comprehensive income	—	—	—	—	—	—	—	$8,813

Balance at March 31, 2007	129,829	$1,298	$1,137,926	$33,847	$(63,254)	$(1,496)	$1,108,321

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$13,985	$4,244

Investing activities:
Acquisition of properties	(215,005)	—
Investments in unconsolidated entities	(143)	(6,648)
Distribution of loan proceeds from unconsolidated entity	—	43,515
Issuance of mortgage loans receivable	(12,000)	(51,800)
Deposits on real estate investments	(10,850)	(1,100)
Acquisition costs and fees paid	(6,415)	(5,629)
Increase in restricted cash	(5,571)	—

Net cash used in investing activities	(249,984)	(21,662)

Financing activities:
Subscriptions received from stockholders (including rescindable shares)	164,196	142,877
Redemptions of common stock	(934)	(250)
Stock issuance costs	(17,946)	(13,287)
Proceeds from mortgage loans and other notes payables	136,146	—
Principal payments on mortgage loans	(265)	—
Net borrowings on line of credit	7,000	1,634
Payment of loan costs	(2,019)	(138)
Distributions to stockholders	(18,259)	(5,813)

Net cash provided by financing activities	267,919	125,023

Effect of exchange rate fluctuations on cash	251	—

Net increase in cash	32,171	107,605
Cash at beginning of period	296,163	93,805

Cash at end of period	$328,334	$201,410

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$5,155	$1,354

Allocation of acquisition fees to real estate investments	$8,200	$—

Allocation of acquisition fees to mortgages and other notes payable	$408	$—

Supplemental disclosure of non-cash financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$1,753	$10,981

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Income Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company invests in lifestyle properties in the United States and Canada that are leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators who are significant industry leaders. To a lesser extent, the Company also leases properties to taxable REIT subsidiary (“TRS”) tenants and engages independent third-party managers to operate those properties. In addition, the Company offers mortgage, mezzanine and other loans related to interests in lifestyle real estate. As of March 31, 2007, the Company had invested in seven destination retail properties, one merchandise mart, 21 golf courses, one dealership, seven ski and mountain lifestyle properties, five marinas and 16 attractions. The Company has also made 11 loans, ten of which are outstanding.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. Amounts as of December 31, 2006 included in the condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

Reclassifications – Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements – In February 2007, the Financial Accounting Standard Board (the “FASB”) issued Statement of Financial Accounting Standard No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of FAS 157 “Fair Value Measurement” discussed below. The application of this pronouncement is effective in fiscal periods beginning after November 15, 2007 and is not expected to have a significant impact on the Company’s current practice nor on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurement” (FAS 157). FAS 157 creates consistency in valuing all assets and liabilities. Fair value is defined as what would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. FAS 157 requires certain methods to be used to measure fair value and expands disclosures about fair value measurements. The application of this pronouncement is effective in fiscal periods beginning after November 15, 2007 and is not expected to have a significant impact on the Company’s current practice nor on its financial position or results of operations.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation clearly excludes income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company adopted the provisions of this statement in the first quarter of 2007 and there was no effect on the Company’s financial position or results of operations.

3.	Real Estate Investment Properties:

During the three months ended March 31, 2007, the Company acquired the following real estate investment properties and portfolios and entered into long-term triple-net leases with third-party tenants (in thousands):

Property	Location	Date of Acquisition	Purchase Price	Transaction Costs	Total
Brighton Ski Resort	Utah	1/08/07	$35,000	$1,589	$36,589
Clear Creek Golf Club	Texas	1/11/07	1,888	100	1,988
Booth Creek Ski Portfolio	Various	1/19/07	172,081	9,548	181,629

Total			$208,969	$11,237	$220,206

The following summarizes the allocation of purchase price and transaction costs for the properties acquired during the quarter ended March 31, 2007 (in thousands):

Total Purchase Allocation
Land	$36,253
Land improvements	82,212
Leasehold interests	5,169
Buildings	38,735
Ski lift	4,821
Equipment	48,197
Intangible – in place leases	4,819

Total	$220,206

The above purchase price allocation is preliminary. The final allocations of purchase price may include additional transaction costs and such other adjustments as not yet determined, and are expected to be finalized by December 31, 2007.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

3.	Real Estate Investment Properties (Continued):

As of March 31, 2007 and December 31, 2006, real estate investment properties under operating leases consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Land & land improvements	$343,180	$218,958
Leasehold interest	85,738	80,958
Buildings	151,590	112,221
Equipment	112,329	61,094
Less: accumulated depreciation	(18,227)	(8,339)

	$674,610	$464,892

4.	Intangible Assets:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2007 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
In place leases	19.2 years	$14,344	$359	$13,985
Trade name	42.5 years	10,867	75	10,792
Trade name	Indefinite	843	—	843

		$26,054	$434	$25,620

Amortization expense of approximately $280,000 was recorded for the three months ended March 31, 2007.

5.	Investment in Unconsolidated Entities:

Under the hypothetical liquidation at book value method of accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. For the three months ended March 31, 2007 and 2006, the Company recognized equity in earnings from the entities of approximately $0.9 million and $4.0 million, respectively.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

5.	Investment in Unconsolidated Entities (Continued):

The following presents financial information for the unconsolidated entities for the three months ended March 31, 2007 and 2006 and as of March 31, 2007 and December 31, 2006 (in thousands):

Summarized Operating Data	Three Months Ended March 31, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$9,263	$9,617	$2,765	$1,186	$22,831
Property operating expenses	(8,230)	(185)	(1,298)	(536)	(10,249)
Depreciation & amortization expense	(1,742)	(2,209)	(945)	(371)	(5,267)
Interest expense	(994)	(2,295)	(655)	(739)	(4,683)
Interest and other income	40	5	7	37	89

Net income (loss)	$(1,663)	$4,933	(126)	(423)	2,721

Income (loss) allocable to other venture partners	$(499)	$2,473	$(9)	$(387)	$(1,578)

Income (loss) allocable to the Company (1)	$(1,164)	$2,460	$(117)	$(36)	$1,143
Amortization of capitalized costs	(57)	(124)	(45)	(13)	(239)

Equity in earnings (loss) of unconsolidated entities	$(1,221)	$2,336	$(162)	$(49)	$904

Distributions declared to the Company (2)	$—	$3,095	$652	$81	$3,828

Distributions received by the Company (2)	$—	$2,269	$1,185	$—	$3,454

Summarized Operating Data	Three Months Ended March 31, 2006
	Wolf Partnership	DMC Partnership	Intrawest US Venture	Intrawest Canada Venture	Total
Revenue	$10,025	$9,158	$2,810	$1,172	$23,165
Property operating expenses	(7,846)	(255)	(1,172)	(547)	(9,820)
Depreciation & amortization expenses	(1,455)	(1,970)	(1,029)	(413)	(4,867)
Interest expense	(330)	(2,218)	(653)	(721)	(3,922)
Interest and other income	35	2	4	20	61

Net income (loss)	$429	$4,717	$(40)	$(489)	$4,617

Income (loss) allocable to other venture partners	$(332)	$2,484	$(913)	$(750)	$489

Income allocable to the Company (1)	$761	$2,233	$873	$261	$4,128
Amortization of capitalized costs	(11)	(127)	(19)	(7)	(164)

Equity in earnings of unconsolidated entities	$750	$2,106	$854	$254	$3,964

Distributions declared to the Company (2)	$1,535	$3,039	$300	$53	$4,927

Distributions received by the Company (2)	$1,981	$2,203	$165	$—	$4,349

FOOTNOTES:

(1)	Income is allocated to the Company on the hypothetical liquidation at book value method of accounting.
(2)	The Company receives interest payments from a mezzanine loan made to the Intrawest Canada Venture in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

5.	Investment in Unconsolidated Entities (Continued):

Summarized Balance Sheet Data	As of March 31, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Real estate assets, net	$108,963	$251,977	$74,269	$29,988	$465,197
Intangible assets, net	485	10,882	2,000	953	14,320
Other assets	6,848	7,613	4,779	4,854	24,094
Mortgages and other notes payable	63,000	153,264	44,480	34,021 (1)	294,765
Other liabilities	7,583	6,669	4,651	5,072	23,975
Partners’ capital (deficit)	45,713	110,539	31,917	(3,298)	184,871
Difference between carrying amount of investment and the Company’s share of partners’ capital	2,613	8,775	1,558	2,210	15,156
Carrying amount of investment (1)(2)	34,612	98,103	34,107	10,220	177,042
Percentage of ownership at end of reporting period	70.0%	80.0%	80.0%	80.0%

Summarized Balance Sheet Data	As of December 31, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Real estate assets, net	$110,317	$252,714	$74,990	$30,061	$468,082
Intangible assets, net	523	10,963	2,131	1,050	14,667
Other assets	7,340	6,308	5,307	2,392	21,347
Mortgages and other notes payable	63,000	153,965	44,707	33,900 (1)	295,572
Other liabilities	7,803	6,588	5,171	2,727	22,289
Partners’ capital (deficit)	47,377	109,432	32,550	(3,124)	186,235
Difference between carrying amount of investment and the Company’s share of partners’ capital	1,764	8,099	3,548	863	14,274
Carrying amount of investment (1)(2)	34,928	98,112	36,774	8,858	178,672
Percentage of ownership at end of reporting period	70.0%	80.0%	80.0%	80.0%

FOOTNOTES:

(1)	Includes a mezzanine loan made to the Intrawest Venture in connection with two Canadian properties.
(2)	Amount includes distributions receivable of approximately $3.7 million and $2.2 million as of March 31, 2007 and December 31, 2006, respectively.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

6.	Mortgages and Other Loans Receivable:

As of March 31, 2007, the Company had the following loans outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity date		Interest Rate		Loan Principal Amount	Accrued Interest
Plaza Partners, LLC (hotel conversion)	2/28/2006	2/28/2007	(1)	19.0%		$16,800	$1,727
Mizner Court Holdings, LP (condominium conversion)	3/10/2006	11/9/2007		LIBOR + 7.0%		$15,000	$118
Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009		13.50%		$30,000	$1,222
Marinas International, Inc. (four marinas)	12/22/2006	12/22/2021		10.25%		$39,151	$429
Booth Creek Resort Properties LLC (two ski properties & one parcel of land)	1/18/2007	1/19/2010		15.0	% (2)	$12,000	$236

Total						$112,951	$3,732

FOOTNOTES:

(1)	On February 28, 2007, the loan matured, however, the borrower was unable to repay the loan due to its inability to convert and sell condominiums as a result of poor economic conditions in the Florida condominium market. Consequently, management deemed the loan to be impaired. The Company believes based on initial appraisals and current market conditions that the underlying value of the mortgaged property exceeds the full principal amount of the loan as well as all accrued interest. As a result, a valuation allowance has not been established for this loan. The Company ceased its recording of interest upon maturity of the loan and is considering various alternatives relating to the collection of the loan.
(2)	Pursuant to the three loan agreements with an aggregate principal of $12.0 million, the loans require monthly interest-only payments for the first three years based on an annual percentage rate of 9.0%. The loans are cross-collateralized by two ski properties and one parcel of land and may be prepaid anytime after 60 days written notice from the borrower. At maturity, in addition to the entire unpaid principal balance, accrued and unpaid interest, and any other sums due thereunder, the borrower agreed to pay an exit fee equal to the aggregate of monthly interest payments that would have been payable if the interest rate had been 15.0% rather than 9.0%.

The Company records acquisition fees incurred in connection with making the loans as part of the mortgages and other notes receivable balance and amortizes the amounts as a reduction of interest income over the term of the notes. As of March 31, 2007 and December 31, 2006, acquisition fees, net of accumulated amortization, were approximately $3.1 million and $3.0 million, respectively and loan origination costs, net of accumulated amortization, were approximately $371,000 and $292,000, respectively.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

7.	Public Offerings, Stockholders’ Equity and Rescindable Common Stock:

On April 4, 2006, the Company commenced its second offering of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “2nd Offering”) pursuant to a registration statement filed with the United States Securities Exchange and Commission on Form S-11 under the Securities Act of 1933. The Company incurs costs in connection with the offerings and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of its offerings. As of March 31, 2007, the Company has raised approximately $1.3 billion in proceeds and incurred stock issuance costs of approximately $148.1 million in connection with its offerings.

As of March 31, 2007, the Company had received subscriptions of approximately $28.0 million (2,802,966 shares) from investors in the Commonwealth of Pennsylvania in the 2nd Offering. If certain proposed amendments to the Company’s articles of incorporation are not approved by its stockholders at the annual meeting on June 20, 2007, the Company has agreed to extend a written offer of rescission to those investors to redeem the shares at the price at which the shares were originally sold. Additionally, if approval is not obtained the Company may no longer be able to sell its shares to investors domiciled in Pennsylvania. These shares are presented as rescindable common stock outside of stockholders’ equity in the accompanying balance sheets.

Shares owned by the advisor, the directors, or any of their affiliates are subject to certain voting restrictions. Neither the advisor, nor the directors, nor any of their affiliates may vote or consent on matters submitted to the stockholders regarding the removal of the advisor, directors, or any of their affiliates or any transactions between the Company and any of them.

8.	Indebtedness:

On February 9, 2007, the Company closed on a $24.7 million loan from Sun Life Assurance Company of Canada (“Sun Life”). The loan is collateralized by mortgages on five golf properties. The loan bears interest annually at a fixed rate of 6.35% for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period. Prepayment for the loan is prohibited for the first two years after which early repayment is subject to a prepayment fee. The loan is cross-defaulted with the Company’s other two golf financings obtained from Sun Life.

On March 23, 2007, the Company closed on a loan for $111.5 million with The Prudential Insurance Company of America (“Prudential”). This loan is collateralized by mortgages on five ski properties. The loan bears interest annually at a fixed rate of 6.11%, for a term of seven years, with month payments of principal and interest based on a 20-year amortization period. A balloon payment for the remaining principal and interest due upon the loan’s maturity at the end of seven years. Prepayment is permitted upon payment of a fee.

Total indebtedness of the Company consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Mortgages payable	$199,039	$63,158
Seller financing	6,838	6,838

	205,877	69,996
Revolving line of credit	10,000	3,000

Total	$215,877	$72,996

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

9.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with CNL Income Corp., which is both a stockholder of the Company and its advisor, and CNL Securities Corp., which is the managing dealer for the Company’s public offering. The Company’s chairman of the board indirectly owns a controlling interest in the parent company of the advisor. These affiliates receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management and sale of the Company’s assets or obtaining financing.

For the three months ended March 31, 2007 and 2006, the Company incurred the following fees (in thousands):

	Three Months Ended March 31,
	2007	2006
Selling commissions	$10,969	$9,064
Marketing support fee & due diligence expense reimbursements	4,718	3,487

Total	$15,687	$12,551

The managing dealer is entitled to selling commissions of up to 7.0% of gross offering proceeds and marketing support fees of 3.0% of gross offering proceeds in connection with the 2nd Offering and reimbursement of actual expenses of up to 0.10% incurred in connection with due diligence. A substantial portion of the selling commissions and marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker dealers.

For the three months ended March 31, 2007 and 2006, the advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Acquisition fees: (1)
Acquisition fees from offering proceeds	$4,964	$4,255
Acquisition fees from debt proceeds	4,085	1,323

Total	9,049	5,578

Asset management fees: (2)	2,786	1,005

Reimbursable expenses:
Offering costs	1,003	1,594
Acquisition costs	691	86
Operating expenses (3)	379	315

Total	2,073	1,995

Total fees earned and reimbursable expenses	$13,908	$8,578

FOOTNOTES:

(1)	Acquisition fees for services in the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	Asset management fees of 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

9.	Related Party Arrangements (Continued):

(3)	The advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. Operating expenses did not exceed the Expense Cap for the expense years ended March 31, 2007 and 2006.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	March 31, 2007	December 31, 2006
Due to the advisor and its affiliates:
Offering expenses	$1,753	$4,374
Asset management fees	988	646
Operating expenses	177	323
Acquisition fees and expenses	5,155	1,829

Total	$8,073	$7,172

Due to CNL Securities Corp:
Selling commissions	$3,694	$2,738
Marketing support fees and due diligence expense reimbursements	1,583	1,174

Total	$5,277	$3,912

Total due to affiliates	$13,350	$11,084

The Company also maintains accounts at a bank in which the Company’s chairman and a member of its board of directors serve as directors. The Company has deposits of approximately $4.1 million and $3.5 million as of March 31, 2007 and December 31, 2006, respectively.

10.	Redemption of Shares:

During the quarter ended March 31, 2007 and year ended December 31, 2006, the Company redeemed approximately 98,000 and 280,000 shares of common stock at an average price of approximately $9.50 per share for a total of approximately $934,000 and $2.7 million, respectively. The redemption price per share is the lesser of the price at which the shares were initially sold by the Company or a fixed redemption price of $9.50 per share. These shares are considered retired and will not be reissued.

11.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its real estate investment trust taxable income. The Company intends to make regular distributions, and the board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. For the quarter ended March 31, 2007, the Company declared and paid distributions of approximately $18.3 million ($0.15 per share).

For the quarters ended March 31, 2007 and 2006, approximately 78.15% and 93.29% of the distributions paid to the stockholders were considered ordinary income and approximately 21.85% and 6.71% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

12.	Commitments & Contingencies:

On December 22, 2006, the Company acquired five marina properties from subsidiaries of Marinas International and made loans which are collateralized by four additional marina properties. At the same time, the Company extended the time of closing on four additional marina properties with a combined purchase price of approximately $37.2 million and a $0.8 million loan to allow Marinas International to obtain certain ground lease amendments and extensions and to finalize certain other due diligence matters. The Company is still in negotiations with Marinas International and certain governmental authorities for permit and ground lease assignments, extensions and consents. There can be no assurance that these negotiations will be successful or that the additional properties will ultimately be acquired or that the loan will be made.

The Company has committed to acquire 46 condominiumized retail and commercial spaces at the Northstar Commercial Village in Lake Tahoe, California for $22.0 million. This transaction is expected to be completed during 2007. The transaction is subject to the fulfillment of certain conditions. There can be no assurance that any or all of these conditions will be satisfied or that the transaction will ultimately be completed.

The Company has commitments under ground leases, park use permits and land permits. Ground lease payments, park use and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the Company’s third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $1.2 million for the three months ended March 31, 2007.

On January 26, 2007, the Company signed an application for a loan of approximately $42.0 million with Sun Life Assurance Company of Canada (“Sun Life”). The loan will be collateralized by mortgages on eight golf properties. The loan is expected to bear interest annually at a fixed rate of 6.58%, for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period. Prepayment for the loan will be prohibited for the first two years after which early repayment is subject to a prepayment fee. The Company provided a deposit of $419,650 in consideration for the commitment on the loan, which is expected to close by the end of May 2007. The loan is expected to be cross-defaulted with the Company’s other three golf financing loans obtained from Sun Life. There can be no assurance that the loan will be obtained.

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

13.	Subsequent Events:

The Company’s board of directors declared distributions of $0.05 per share to stockholders of record at the close of business on April 1, 2007 and May 1, 2007. These distributions are to be paid by June 30, 2007.

On April 6, 2007 the Company acquired a portfolio of three waterparks and four theme parks (the “Parks”) for an aggregate purchase price of $312.0 million, consisting of $290.0 million in cash and a note payable for $22.0 million, from an affiliate of PARC Management, LLC (“PARC Management”). The Company leased the Parks to PARC Management, which will operate them under long-term, triple-net lease agreements with initial terms through December 2029 and three 10-year renewal options.

On April 16, 2007, the Company acquired the Magic Springs Theme Park from Magic Springs Development Co., L.L.C. for a purchase price of $20.0 million excluding transaction costs. The property is leased under a triple-net lease with an initial term of 20 years with four five-year renewal options. Magic Springs Development or its affiliate will operate the property directly. The Company also committed to fund an additional park development plan in the amount of $10.0 million for improvements to the park during the first two years of the operating leases.

On April 23, 2007, Colonial Bank, N.A. extended the maturity of the Company’s $20.0 million revolving line of credit from May 1, 2007 to July 31, 2007. The Company intends to renew this loan on or before July 31, 2007 for a three-year period as a non-revolving construction loan with substantially similar terms. The non-revolving construction loan will be used to finance the expansion of, and improvements to, the Bretton Woods Mountain Resort.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006. Amounts as of December 31, 2006 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the consolidated financial statements, notes and MD&A thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

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

As of March 31, 2007, we had invested through consolidated entities in 21 golf courses, 14 attractions, seven ski and mountain lifestyle properties, five marinas and one dealership and had made 11 loans, ten of which are outstanding. We had also invested through unconsolidated entities in seven destination retail properties (two of which are located in Canada), one merchandise mart property and two waterpark resorts. Subsequent to March 31, 2007, we acquired eight additional attractions. We have also committed to acquire four marinas and the retail and commercial properties at one resort village during 2007, and committed to make one additional loan.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other permitted investments and the payment of operating expenses and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans will be generated from operations and our investments. Our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, from interest payments on the loans we make and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could significantly decrease our ability to pay distributions to our stockholders. We have also entered into a revolving line of credit with a capacity of $20.0 million, which will be used to bridge short-term liquidity needs that arise due to timing of cash receipts and payments.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of March 31, 2007 we had received approximately $1.3 billion (132.9 million shares) in total offering proceeds. These proceeds include subscriptions of approximately $28.0 million (2,802,966 shares) received from Pennsylvania investors in connection with our 2nd Offering. If certain proposed amendments to our articles of incorporation are not approved by our stockholders at our annual meeting scheduled for June 20, 2007, we have agreed to extend a written offer of rescission to those Pennsylvania investors. Additionally, we will no longer be able to offer our shares for sale to residents of Pennsylvania if such approval is not obtained.

The following table summarizes our public offerings as of March 31, 2007:

	1st Offering		2nd Offering		Total
	Shares	Proceeds (in millions)	Shares	Proceeds (in millions)	Shares	Proceeds (in millions)
Subscriptions received	51,246,465	$513.0	78,464,912	$746.5	129,711,377	$1,259.5
Subscriptions received pursuant to reinvestment plan	861,879	8.2	2,323,303	22.1	3,185,182	30.3
Redemptions	(402,358)	(3.8)	—	—	(402,358)	(3.8)

Total	51,705,986	$517.4	80,788,215	$768.6	132,494,201	$1,286.0

Number of investors	17,505		26,134		43,639

In addition to the shares sold through our public offerings, our advisor purchased 20,000 shares for $200,000 preceding the commencement of our 1st Offering. In December 2004, 117,708 restricted common shares were issued to CNL Financial Group, Inc., a company affiliated with our advisor and wholly-owned indirectly by our chairman of the board and his wife, for approximately $1.2 million.

During the period April 1, 2007 through May 7, 2007, we received additional subscription proceeds of approximately $135.3 million (13.5 million shares).

Borrowings

We have borrowed and intend to continue to borrow money to acquire assets and to pay certain related fees. We have also borrowed, and may continue to borrow, money to pay distributions to stockholders. In general, we encumber assets in connection with such borrowings. The aggregate amount of permanent financing is not expected to exceed 50% of our total assets on an annual basis. The maximum amount we may borrow is 300% of our net assets in the absence of a satisfactory showing that a higher level of borrowing is appropriate. In order to borrow an amount in excess of 300% of our net assets, a majority of the independent members of our board of directors must approve the borrowing and the borrowing must be disclosed and explained to stockholders in our first quarterly report after such approval occurs.

As of March 31, 2007 our indebtedness consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Mortgages payable	$199,039	$63,158
Seller financing	6,838	6,838

	205,877	69,996
Revolving line of credit	10,000	3,000

Total	$215,877	$72,996

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $14.0 million for the three months ended March 31, 2007 and consisted primarily of interest earned on uninvested offering proceeds, rental revenues, interest income on mortgages and other notes receivable, the receipt of distributions from our unconsolidated entities and security deposits from our third-party tenants, offset by payments made for operating expenses (including asset management fees to our advisor), as compared to the net cash flow from operating activities of approximately $4.2 million for the three months ended March 31, 2006. The significant increase in operating cash flow is principally due to the increase of our total assets under management and the related revenues and cash flows generated from these investments.

Distributions from Unconsolidated Entities

As of March 31, 2007, we had investments in ten properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities. For the quarter ended March 31, 2007 and 2006, we received operating distributions of approximately $3.5 million and $4.3 million, respectively, from the operation of these entities. These distributions are generally received within 45 days after each quarter end. Distributions receivable from our unconsolidated entities as of March 31, 2007 and December 31, 2006 were approximately $3.7 million and $2.2 million, respectively.

The following table summarizes the change in distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership(1)	DMC Partnership(2)	Intrawest Venture(3)	Total
Three months ended March 31, 2007	$—	$3,095	$733	$3,828
Three months ended March 31, 2006	1,535	3,039	353	4,927

Increase (decrease)	$(1,535)	$56	$380	$(1,099)

FOOTNOTES:

(1)	On March 1, 2006, the Wolf Partnership obtained a $63.0 million loan encumbering its two waterpark resort properties. The decrease in the distribution declared was partially due to a decrease in cash available for distribution after debt service for the entire quarter of 2007 as compared to the partial period in 2006. More significantly, the Wolf Partnership has been adversely affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater than expected competitive pressures, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We expect that cash flows will continue to be affected through the remainder of 2007 by these economic and competitive pressures. We are working with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term at both of these locations.
(2)	For the three months ended March 31, 2007, as compared to 2006, the increase in distributions is primarily due to the increase in lease basis as a result of the expansion of the Trade Mart lighting center completed during 2006.

(3)	The increase in distributions declared from the Intrawest Venture in the first quarter of 2007 versus 2006 was due to an excess distribution at the end of fiscal year 2005 which reduced the cash available for distribution in the first quarter of 2006. The operating cash flows at the Intrawest Venture were not sufficient to provide us with our preferred return for the three months ended March 31, 2007 due to seasonality and working capital needs during the resorts’ busy season, however, for the year ending December 31, 2007 we expect the total distributions to us will approximate our annual preferred return.

Uses of Liquidity and Capital Resources

Property Acquisitions and Investments in Unconsolidated Entities

During the three months ended March 31, 2007, we acquired the following properties and portfolios, all of which have been or will be leased under a long-term, triple-net basis to either an affiliate or third-party tenants and managed by third-party operators that we consider significant industry leaders.

Property	Location	Date of Acquisition	Purchase Price (in thousands)
Brighton Ski Resort	Brighton, Utah	1/08/07	$35,000
Clear Creek Golf Club	Houston, Texas	1/11/07	1,888
Booth Creek Ski Portfolio	Four locations	1/19/07	172,081

Total			$208,969

We have acquired additional properties subsequent to March 31, 2007 and have committed to acquire additional properties and to fund development costs for a significant addition to one of our existing properties. See “Events Occurring Subsequent to March 31, 2007” and “Commitments, Contingencies and Contractual Obligations” for additional information.

Mortgages and Other Notes Receivable

On August 14, 2006, we received repayment of principal and interest on a $3.0 million mortgage loan from Consolidated Conversion, LLC. As of March 31, 2007, we have the following loans outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity date		Interest Rate		Loan Principal Amount	Accrued Interest
Plaza Partners, LLC (hotel conversion)	2/28/2006	2/28/2007	(1)	19.0%		$16,800	$1,727

Mizner Court Holdings, LP (condominium conversion)	3/10/2006	11/9/2007		LIBOR + 7.0%		$15,000	$118

Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009		13.50%		$30,000	$1,222

Marinas International, Inc. (four marinas properties)	12/22/2006	12/22/2021		10.25%		$39,151	$429

Booth Creek Resort Properties LLC (two ski properties & one parcel of land)	1/18/2007	1/18/2010		15.0	%(2)	$12,000	$236

Total						$112,951	$3,732

FOOTNOTES:

(1)	On February 28, 2007, the loan matured, however, the borrower was unable to repay the loan due to its inability to convert and sell condominiums as a result of poor economic conditions in the Florida condominium market. Consequently, management deemed the loan to be impaired. We believe based on initial appraisals and current market conditions that the underlying value of the mortgaged property exceeds the full principal amount of the loan as well as all accrued interest. As a result, a valuation allowance has not been established for this loan. We ceased our recording of interest upon maturity of the loan and are considering various alternatives relating to the collection of the loan.
(2)	Pursuant to the three loan agreements with an aggregate principal of $12.0 million, the loans require monthly interest-only payments for the first three years based on an annual percentage rate of 9.0%. The loans are cross-collateralized by two ski properties and one parcel of land and may be prepaid anytime after 60 days written notice from the borrower. At maturity, in addition to the entire unpaid principal balance, accrued and unpaid interest, and any other sums due thereunder, the borrower agreed to pay an exit fee equal to the aggregate of monthly interest payments that would have been payable if the interest rate had been 15.0% rather than 9.0%.

We have committed to make one additional loan. See “Events Occurring Subsequent to March 31, 2007” and “Commitments, Contingencies and Contractual Obligations” for additional information.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, a balanced analysis of both current and expected long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us. Distributions declared and paid exceeded cash flows from operating activities during the quarter ended March 31, 2007 primarily as a result of temporary timing difference between when capital is raised from our common stock offering and when the capital is invested in income producing real estate. We expect cash flows from operating activities to exceed distributions for the year ended December 31, 2007.

We do not pay distributions from proceeds from our common stock offerings, therefore, we have historically made, and expect to continue to make, advances under our revolving line of credit to temporarily fund the payment of distributions at the end of each fiscal quarter. As of March 31, 2007, we borrowed $10.0 million on our revolving line of credit for the payment of distributions. This amount was repaid in April 2007. We also may fund distributions from loan proceeds received by us or through our joint venture arrangements. We currently have up to $20.0 million liquidity under our line of credit. In the event that we need to borrow to temporarily fund the payment of distributions and are unable to do so, then we may have to reduce our distributions to stockholders.

Distributions declared and paid during the three months ended March 31, 2007 and 2006 were $18.3 million and $5.8 million, respectively, and exceeded net income for the three months ended March 31, 2007 and 2006 by approximately $9.7 million and $1.5 million, respectively. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the three months ended March 31, 2007 and 2006, approximately 53.1% and 26.4%, respectively, of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 21.85% and 6.71% of the distributions for the three months ended March 31, 2007 and 2006, respectively, constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

Common Stock Redemptions

For the quarter ended March 31, 2007 and year ended December 31, 2006, approximately 98,000 and 280,000 shares, respectively, were redeemed at approximately $934,000 and $2.7 million, respectively, for an average price per share of $9.50. These shares are considered retired and will not be reissued.

Related Party Arrangements

Certain of our directors and officers hold similar positions with CNL Income Corp., which is both a stockholder and our advisor, and CNL Securities Corp., which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in the parent company of our advisor. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $27.5 million and $19.1 million for the three months ended March 31, 2007 and 2006, respectively. Of these amounts, approximately $13.4 million and $11.1 million are included in the due to related parties in the accompanying consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively.

CNL Income Corp. and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the three months ended March 31, 2007 and 2006 were approximately $2.1 million and $2.0 million, respectively.

Additionally, pursuant to the advisory agreement, we will not reimburse our advisor any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). The first applicable expense year and measurement period was the twelve months ended June 30, 2005, for which our operating expenses exceeded the Expense Cap by $398,071. In accordance with the advisory agreement, such amount was recorded as a reduction in general and administrative expenses and was reimbursed by our advisor. For the each year ended following the initial measurement period including the Expense Year ended December 31, 2007, operating expense did not exceed the Expense Cap.

We maintain accounts at a bank for which our chairman and vice chairman serve as directors. We had deposits of approximately $4.1 million and $3.5 million as of March 31, 2007 and December 31, 2006, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our Form 10-K for the year ended December 31, 2006 for a summary of our Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standard Board (the “FASB”) issued Statement of Financial Accounting Standard No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of FAS 157 “Fair Value Measurement” discussed below. The application of this pronouncement is effective in fiscal periods beginning after November 15, 2007 and is not expected to have a significant impact to our current practice nor on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurement” (FAS 157). FAS 157 creates consistency in valuing all assets and liabilities. Fair value is defined as what would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. FAS 157 requires certain methods to be used to measure fair value and expands disclosures about fair value measurements. The application of this pronouncement is effective in fiscal periods beginning after November 15, 2007 and is not expected to have any significant impact to our current practice nor on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” We adopted the provisions of this statement in the first quarter of 2007 and there was no effect on our financial position or results of operations.

RESULTS OF OPERATIONS

The following tables summarize our operations for the three months ended March 31, 2007 as compared to March 31, 2006 (in thousands except per share data):

	Three Months Ended
	March 31,
	2007	2006	$ Change	% Change
Revenues:
Rental income from operating leases	$19,929	$764	$19,165	2508.5%
Interest income on mortgages and other notes receivable	3,079	502	2,577	513.3%
Other operating income	1,019	—	1,019	n/a

Total revenue	24,027	1,266	22,761	1797.9%

Expenses:
Asset management fees to advisor	2,786	1,005	1,781	177.2%
General and administrative	3,136	1,098	2,038	185.6%
Depreciation and amortization	10,145	170	9,975	5867.6%
Other operating expenses	975	—	975	n/a

Total expenses	17,042	2,273	14,769	649.8%

Operating income (loss)	6,985	(1,007)	7,992	-793.6%

Other income (expense):
Interest and other income	2,114	1,402	712	50.8%
Interest expense and loan cost amortization	(1,441)	(80)	(1,361)	1701.3%
Equity in earnings of unconsolidated entities	904	3,964	(3,060)	-77.2%

Total other income	1,577	5,286	(3,709)	-70.2%

Net income	$8,562	$4,279	$4,283	100.1%

Earnings (loss) per share of common stock (basic and diluted)	$0.07	$0.10	$(0.03)	-28.6%

Weighted average number of shares of common stock outstanding (basic and diluted)	124,237	44,318

Rental income from operating leases. The significant increase in rental income for the three months ended March 31, 2007 as compared to March 31, 2006 was due to the acquisition of 48 additional real estate properties between March 31, 2006 and 2007, of which 47 were leased on a long-term triple net basis to third-party tenants, as compared to the single property that we had acquired and leased as of March 31, 2006.

Interest income on mortgages and other notes receivable. Between September 2005 and March 2007, we made eleven loans to third-party borrowers, which resulted in interest income of approximately $3.1 million and $502,000 for the three months ended March 31, 2007 and 2006, respectively. On August 14, 2006, one of the loans was repaid in full.

Other operating income and expense. The increase in other operating income and expenses for the three months ended March 31, 2007 as compared to March 31, 2006 is primarily due to the acquisition of Cowboys Golf Club in December 2006, which was operated through a taxable REIT subsidiary. We expect to enter into a long-term lease agreement for the Cowboys Golf Club with a subsidiary of EAGL Golf during second half of 2007. From the point at which we enter into the long-term lease, golf operating revenues and expenses will be replaced with rental income.

Asset management fees to advisor. Asset management fees of 0.08334% of invested assets are paid to the advisor for the acquisition of real estate assets and making loans. For the three months ended March 31, 2007 and 2006, asset management fees to our advisor were approximately $2.8 million and $1.0 million, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans made from 2005 through 2007.

General and administrative. General and administrative expenses were approximately $3.1 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. These amounts include approximately $1.2 million and $96,000 in rent expense under ground leases, park use permits and land permits for the three months ended March 31, 2007 and 2006, respectively. The increase is primarily due to the overall increase in our operating activities as a result of the properties we have acquired.

Depreciation and amortization. Depreciation and amortization expenses were approximately $10.1 million and $170,000 for the three months ended March 31, 2007 and 2006, respectively. The increase is primarily due to the acquisition of additional real estate properties from 2005 through 2007.

Interest and other income. The increase in interest income is a result of greater average cash on hand from uninvested offering proceeds during the three months ended March 31, 2007 as compared to March 31, 2006.

Interest expense and loan cost amortization. The increase in interest expense for the three months ended March 31, 2007 as compared to March 31, 2006 is primarily due to the increase in notes and mortgages payable. These notes and mortgages are collateralized by our golf and ski properties.

Equity in earnings. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Wolf Partnership	$(1,221)	$750	$(1,971)	(262.8)%
DMC Partnership	2,336	2,106	230	10.9%
Intrawest Venture	(211)	1,108	(1,319)	(119.0)%

Total	$904	$3,964	$(3,060)	(77.2)%

Equity in earnings decreased by approximately $3.1 million for the three months ended March 31, 2007 as compared to the same period in 2006, due to a decrease in income from the Wolf Partnership and the Intrawest Venture offset by a slight increase in income from the DMC Partnership. The Wolf Partnership was adversely affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater competitive pressure, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We are working with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term at both of these locations; however the affects of the economic downturn and competitive pressure are expected to continue to have an impact on our earnings during the remainder of 2007. In addition, on March 1, 2006, the Wolf Partnership obtained a $63.0 million loan encumbering two waterpark resort properties. This resulted in increased interest expense for the three months ended March 31, 2007 as compared to the partial period in which the loan was outstanding in 2006.

Equity in earnings is recognized under the hypothetical liquidation at book value method (“HLBV”) of accounting which means we recognized income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Because our equity in earnings is calculated in this manner we have historically recognized more income than the underlying unconsolidated entities have generated and our partners have historically been allocated significant losses which offset the earnings that we have recorded for these entities. During 2006, our partners’ unreturned capital in the Intrawest Venture was reduced to zero as a result of the losses they have recognized and the distributions that they have received from this venture. Since the date that this occurred we no longer recognize significant amounts of income from this venture and in the future may recognize losses that this entity incurs (on a GAAP basis) which is the primary reason for the reduction in equity in earnings from the Intrawest Venture for the three months ended March 31, 2006 to three months ended March 31, 2007. While this method of recognizing earnings and losses from the unconsolidated entity is not expected to have an impact on the distributions we receive, it will likely result in reductions or fluctuations in our net income, earnings per share, funds from operations (as defined below) and FFO per share.

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

Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying condensed consolidated financial statements and notes thereto.

Reconciliation of net income to FFO for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$8,562	$4,279
Adjustments:
Depreciation and amortization	10,071	170
Net effect of FFO adjustment from unconsolidated entities (1)	3,997	2,322

Total funds from operations	$22,630	$6,771

Weighted average number of shares of common stock outstanding (basic and diluted)	124,237	44,318

FFO per share (basic and diluted)	$0.18	$0.15

FOOTNOTES:

(1)	Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.

OFF BALANCE SHEET ARRANGEMENTS

See our Form 10-K for the year ended December 31, 2006 for a summary of our Off Balance Sheet Arrangements.

EVENTS OCCURRING SUBSEQUENT TO MARCH 31, 2007

On April 6, 2007, we acquired a portfolio of three waterparks and four theme parks (the “Parks”) for an aggregate purchase price of $312.0 million, consisting of $290.0 million in cash and a note payable for $22.0 million, from an affiliate of PARC Management, LLC (“PARC Management”). We leased the Parks to PARC Management, which will operate them under long-term, triple-net lease agreements with initial terms through December 2029 and three 10-year renewal options.

On April 16, 2007, we acquired the Magic Springs Theme Park from Magic Springs Development Co., L.L.C. for a purchase price of $20.0 million excluding transaction costs. The property is leased under a triple-net lease with an initial term of 20 years with four five-year renewal options. Magic Springs Development or its affiliate will operate the property directly. We also committed to fund an additional park development plan in the amount of $10.0 million for improvements to the park during the first two years of the operating leases.

On April 23, 2007, Colonial Bank, N.A. extended the maturity of our $20.0 million revolving line of credit from May 1, 2007 to July 31, 2007. We intend to renew this loan on or before July 31, 2007 for a three-year period at a non-revolving construction loan with substantially similar terms. The non-revolving construction loan will be used to finance the expansion of, and improvements to, the Bretton Woods Mountain Resort.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of March 31, 2007:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Line of credit	$10,000	$—	$—	$—	$10,000
Mortgages and other notes payable (principal and interest)	6,505	21,386	29,111	200,749	257,751
Obligations under operating leases/permits (1)	5,171	15,414	15,215	145,029	180,829

Total	$21,676	$36,800	$44,326	$345,778	$448,580

FOOTNOTES:

(1)	Represents obligations under ground leases, park use permits and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, park use and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. For percentage based lease and permit obligations, the future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration	$—	$23,650	$—	$—	$23,650
Loan funding commitments	765	10,000	—	—	10,765
Capital improvements	25	17,500	—	—	17,525
Pending investments (1)	391,604	—	—	—	391,604

Total	$392,394	$51,150	$—	$—	$443,544

FOOTNOTES:

(1)	On April 6, 2007, we acquired a portfolio of three waterparks and four theme parks (the “Parks”) for an aggregate purchase price of $312.0 million, consisting of $290.0 million in cash and a note payable for $22.0 million, from an affiliate of PARC Management, LLC (“PARC Management”). We leased the Parks to PARC Management, which will operate them under long-term, triple-net lease agreements.

On April 16, 2007, we acquired the Magic Springs Theme Park from Magic Springs Development Co., L.L.C for a purchase price of $20.0 million excluding transaction costs. The property is leased under a triple-net lease with an initial term of 20 years with four five-year renewal options. Magic Springs Development or its affiliate will operate the property directly.

In November 2006, we entered into an asset purchase agreement to acquire nine marina properties and on December 22, 2006, we acquired five marina properties for an aggregate purchase price of approximately $69.4 million. The remaining four properties are expected to have an aggregate purchase price of approximately $37.6 million including an additional $400,000 investment commitment to one of the properties. This transaction is expected to close during 2007, however, there can be no assurance that any or all of these conditions will be satisfied or that this transaction will ultimately be completed.

We have also committed to acquire 46 condominiumized retail and commercial spaces at the Northstar Commercial Village (the “Northstar Commercial Properties”) in Lake Tahoe, California for $22.0 million. This transaction is expected to close during 2007. The transaction is subject to the fulfillment of certain conditions. There can be no assurance that any or all of these conditions will be satisfied or that this transaction will ultimately be completed.

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt	$—	$—	$338	$6,500	$—	$199,039	$205,877	$205,877

Average interest rate	—		5.20%	5.77%	—	6.24%	—	—

Variable rate debt	—	10,000	—	—	—	—	10,000	10,000

Average interest rate	—	Libor + 2.25%	—	—	—	—	—	—

Total debt	$—	$10,000	$338	$6,500	$—	$199,039	$215,877	$215,877

As of March 31, 2007, we had ten loans in the aggregate amount of approximately $113.0 million. See description above under “Mortgages and Other Notes Receivable” in Item 2, Management’s Discussion and Analysis. On one such loan we are entitled to receive interest based on the one-month LIBOR rate. LIBOR on March 30, 2007 was approximately 5.32% in comparison to 4.74% on March 10, 2006, the date we acquired the loan. We estimate that a decrease in LIBOR of one percent would have resulted in a decrease in interest income of $33,978 for the three months ended March 31, 2007. This information is provided to indicate our exposure to interest rate change and it is not intended to predict future results. Our actual results will likely vary. The other six loans entitle us to receive interest at fixed rates.

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

[Intentionally left blank]

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

In the most recent fiscal quarter, there was no change in our internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

As of March 31, 2007, we sold approximately $1.3 billion (132.9 million shares) in connection with our offerings, including approximately $30.3 million (3.2 million shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from our offerings do not include 20,000 shares purchased by the advisor for $200,000 preceding the commencement of our 1st Offering or 117,708 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., a company affiliated with our advisor and wholly owned indirectly by our chairman of the board and his wife. As of March 31, 2007, we incurred the following aggregate expenses in connection with the issuance of our registered securities on both of our offerings (in thousands):

Selling commissions	$87,517
Marketing support fee and due diligence expense reimbursements	36,098
Offering costs and expenses	24,482

Offering and stock issuance costs (1)	$148,097

FOOTNOTES:

(1)	The total amount of selling commissions, marketing support fees, due diligence expense reimbursements and other organizational and offering expenses are subject to an expense cap and may not exceed 13% of the gross offering proceeds. We are not obligated to pay our advisor or certain of its affiliates costs that exceed the 13% limitation. As of March 31, 2007, there were no offering costs in excess of the 13% limitation that had been billed to us.

Selling commissions, marketing support fee and due diligence expenses are paid to CNL Securities Corp., an affiliate of our advisor which acts as our managing dealer, and a substantial portion of the selling commissions, marketing support fee and all of the due diligence expenses are reallowed to third-party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $1.2 billion at March 31, 2007. As of March 31, 2007, we invested approximately $969.8 million in properties, loans and other permitted investments.

Our 1st Offering was terminated on March 31, 2006, and on April 4, 2006, our 2nd Offering became effective pursuant to a registration statement filed with the United States Securities Exchange and Commission on Form S-11 under the Securities Act of 1933 (Commission File No. 333-128662). The net offering proceeds raised pursuant to our 2nd Offering will be used for general corporate purposes, including, but not limited to, the acquisition of interests in additional properties or real estate investments, repayment of debt, funding of redemptions under our share redemption program and other fees and expenses.

Redemption of Shares

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of our outstanding common stock at the beginning of such 12-month period. For the three months ended March 31, 2007, we have redeemed the following shares:

Period	Total Number Of Shares Redeemed	Average Price Per Share	Amount
January 1– March 31, 2007	98,253	$9.50	$933,395

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan	Maximum Number Of Shares That May Yet Be Purchased Under The Plan
January 1, 2007 through January 31, 2007	98,253	$9.50	98,253	2,204,858
February 1, 2007 through February 28, 2007	—	—	—	2,204,858
March 1, 2007 through March 31, 2007	—	—	—	2,204,858

Total	98,253		98,253

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The following documents are filed or incorporated as part of this report.

10.1	Schedule of Omitted Documents (Previously filed as Exhibit 10.62 to Post Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007 and incorporated herein by reference.)

10.2	Loan Agreement dated March 23, 2007 by and among CNL Income Northstar, LLC, et al, Borrower, and CNL Income SKI II, LLC et al, Pledgor (Previously filed as Exhibit 10.63 to Post Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007 and incorporated herein by reference.)

10.3	Sublease Agreement dated as of April 5, 2007 by and between CNL Income Enchanted Village, LLC, Landlord, and PARC Enchanted Parks, LLC, Tenant (Previously filed as Exhibit 10.64 to Post Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of May, 2007.

CNL INCOME PROPERTIES, INC.

By:	/s/ R. Byron Carlock, Jr.
R. BYRON CARLOCK, JR.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammie A. Quinlan
TAMMIE A. QUINLAN
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)