Form 10-Q
period 2007-06-30
CNL INCOME PROPERTIES INC
filed 2007-08-10
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of common stock outstanding as of August 7, 2007 was 175,524,643.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	June 30, 2007	December 31, 2006
ASSETS
Real estate investment properties under operating leases, net	$1,095,372	$464,892
Cash	310,720	296,163
Investments in unconsolidated entities	174,479	178,672
Mortgages and other notes receivable	124,839	106,356
Intangibles, net	33,244	21,034
Prepaid expenses and other assets	29,596	25,928
Accounts and other receivables	13,373	3,269
Restricted cash	5,064	1,235
Deposits on pending real estate investments	1,000	6,150

Total Assets	$1,787,687	$1,103,699

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$268,797	$69,996
Security deposits	31,820	14,720
Other liabilities	9,601	3,634
Line of credit	6,000	3,000
Due to affiliates	5,245	11,084
Accounts payable and accrued expenses	3,929	2,071

Total Liabilities	325,392	104,505

Commitments and contingencies

Rescindable common stock (4,485 and 2,169 shares issued and outstanding, respectively)	44,848	21,688

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 166,160 and 114,035 shares issued and 165,659 and 113,731 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	1,656	1,137
Capital in excess of par value	1,455,627	997,826
Accumulated earnings	44,114	25,285
Accumulated distributions	(85,143)	(44,995)
Accumulated other comprehensive loss	1,193	(1,747)

	1,417,447	977,506

Total Liabilities and Stockholders’ Equity	$1,787,687	$1,103,699

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income from operating leases	$28,780	$2,060	$48,709	$2,824
Interest income on mortgages and other notes receivable	2,755	1,579	5,834	2,081
Other operating income	2,420	—	3,439	—

Total revenue	33,955	3,639	57,982	4,905

Expenses:
Asset management fees to advisor	3,511	1,214	6,297	2,219
General and administrative	2,418	1,172	4,355	2,175
Ground lease and permit fees	1,367	191	2,566	287
Depreciation and amortization	14,481	1,007	24,626	1,177
Other operating expenses	1,538	—	2,513	—

Total expenses	23,315	3,584	40,357	5,858

Operating income (loss)	10,640	55	17,625	(953)

Other income (expense):
Interest and other income	2,689	1,756	4,803	3,158
Interest expense and loan cost amortization	(4,142)	(91)	(5,583)	(171)
Equity in earnings of unconsolidated entities	1,080	2,857	1,984	6,821

Total other income (expense)	(373)	4,522	1,204	9,808

Net income	$10,267	$4,577	$18,829	$8,855

Earnings per share of common stock (basic and diluted)	$0.07	$0.09	$0.14	$0.18

Weighted average number of shares of common stock outstanding (basic and diluted)	151,232	53,658	137,809	49,014

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2007 and Year Ended December 31, 2006 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distribution	Accumulated Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value
Balance at December 31, 2005	37,978	$380	$329,621	$5,900	$(11,269)	$—	$324,632
Subscriptions received for common stock through public offering and reinvestment plan	76,033	760	753,269	—	—	—	754,029
Redemption of common stock	(280)	(3)	(2,655)	—	—	—	(2,658)
Stock issuance and offering costs	—	—	(82,409)	—	—	—	(82,409)
Net income	—	—	—	19,385	—	—	19,385	19,385
Distributions, declared and paid ($0.5622 per share)	—	—	—	—	(33,726)	—	(33,726)
Foreign currency translation adjustment	—	—	—	—	—	(1,747)	(1,747)	(1,747)

Total comprehensive income	—	—	—	—	—	—	—	$17,638

Balance at December 31, 2006	113,731	$1,137	$997,826	$25,285	$(44,995)	$(1,747)	$977,506
Subscriptions received for common stock through public offering and reinvestment plan	52,226	521	514,292	—	—	—	514,813
Redemption of common stock	(197)	(2)	(1,870)	—	—	—	(1,872)
Stock issuance and offering costs	—	—	(54,621)	—	—	—	(54,621)
Net income	—	—	—	18,829	—	—	18,829	18,829
Distributions, declared and paid ($0.30 per share)	—	—	—	—	(40,148)	—	(40,148)
Foreign currency translation adjustment	—	—	—	—	—	2,940	2,940	2,940

Total comprehensive income	—	—	—	—	—	—	—	$21,769

Balance at June 30, 2007	165,760	$1,656	$1,455,627	$44,114	$(85,143)	$1,193	$1,417,447

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$51,955	$14,473

Investing activities:
Acquisition of properties	(612,799)	(106,224)
Investments in unconsolidated entities	(216)	(13,276)
Distribution of loan proceeds from unconsolidated entity	—	43,515
Issuance of mortgage loans receivable	(17,000)	(51,800)
Deposits applied toward real estate investments	5,150	1,000
Acquisition costs and fees paid	(22,941)	(8,728)
Short-term investments	(35)	(8,000)
Increase in restricted cash	(3,829)	(1,047)

Net cash used in investing activities	(651,670)	(144,560)

Financing activities:
Subscriptions received from stockholders (including rescindable shares)	537,974	197,060
Redemptions of common stock	(1,872)	(577)
Stock issuance costs	(61,222)	(17,834)
Borrowings under line of credit, net of payments	3,000	2,777
Proceeds from mortgage loans and other notes payables	178,179	—
Principal payments on mortgage loans	(1,378)	—
Payment of loan costs	(3,201)	(138)
Distributions to stockholders	(40,148)	(13,094)

Net cash provided by financing activities	611,332	168,194

Effect of exchange rate fluctuations on cash	2,940	(472)

Net increase in cash	14,557	37,635
Cash at beginning of period	296,163	93,805

Cash at end of period	$310,720	$131,440

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$1,981	$1,141

Allocation of acquisition fees to real estate investments	$23,862	$4,506

Allocation of acquisition fees to mortgages and other notes payable	$480	$2,072

Assumption of capital leases in connection with acquisition	$3,069	$—

Note payable obtained in connection with acquisition	$22,000	$—

Supplemental disclosure of non-cash financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$1,685	$7,739

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Income Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company invests in lifestyle properties in the United States and Canada that are leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators who are significant industry leaders. To a lesser extent, the Company also leases properties to taxable REIT subsidiary (“TRS”) tenants and engages independent third-party managers to operate those properties. In addition, the Company offers mortgage, mezzanine and other loans related to interests in lifestyle real estate. As of June 30, 2007, the Company had invested in seven destination retail properties, one merchandise mart, 21 golf courses, one dealership, eight ski and mountain lifestyle properties, seven marinas and 24 attractions. The Company has also made 11 loans, ten of which are outstanding.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim period presented. Operating results for the six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. Amounts as of December 31, 2006 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

Reclassifications – Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the Company determines that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation clearly excludes income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company adopted the provisions of this statement in the first quarter of 2007 and there was no effect on the Company’s financial position or results of operations.

3.	Real Estate Investment Properties:

During the six months ended June 30, 2007, the Company acquired the following real estate investment properties and portfolios and entered into long-term triple-net leases with third-party tenants (in thousands):

Property	Location	Date of Acquisition	Purchase Price	Transaction Costs	Total
Brighton Ski Resort	Utah	1/08/07	$35,000	$1,589	$36,589
Clear Creek Golf Club	Texas	1/11/07	1,888	100	1,988
Booth Creek Ski Portfolio	4 Various	1/19/07	172,081	9,548	181,629
The PARC Portfolio	7 Various	4/6/07	312,000	20,629	332,629
Magic Springs Theme Parks	Arkansas	4/16/07	20,000	1,109	21,109
Manasquan and Crystal Point Marinas	New Jersey	6/8/07	14,553	960	15,513
Mountain High Ski Resort	California	6/29/07	45,000	2,034	47,034

Total			$600,522	$35,969	$636,491

The following summarizes the allocation of purchase price and transaction costs for the properties acquired during the six months ended June 30, 2007 (in thousands):

Total Purchase Price Allocation
Land	$170,868
Land improvements	195,220
Leasehold interests	28,643
Buildings	103,822
Ski lifts	4,821
Equipment	120,436
Intangible – trade name	223
Intangible – in place leases	12,458

Total	$636,491

The above purchase price allocation is preliminary. The final allocations of purchase price may include additional transaction costs and such other adjustments as not yet determined, and are expected to be finalized by December 31, 2007.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

3.	Real Estate Investment Properties (Continued):

As of June 30, 2007 and December 31, 2006, real estate investment properties under operating leases consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Land & land improvements	$579,563	$218,958
Leasehold interest	108,986	80,958
Buildings	220,952	112,221
Equipment	218,438	61,094
Less: accumulated depreciation	(32,567)	(8,339)

	$1,095,372	$464,892

4.	Intangible Assets:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2007 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
In place leases	19.2 years	$22,056	$608	$21,448
Trade name	42.5 years	10,868	140	10,728
Trade name	Indefinite	1,068	—	1,068

		$33,992	$748	$33,244

Amortization expense of approximately $311,000 and $591,000 were recorded for the quarter and six months ended June 30, 2007, respectively.

[Intentionally left blank]

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

5.	Investment in Unconsolidated Entities:

The following presents financial information for the unconsolidated entities for the quarters and six month periods ended June 30, 2007 and 2006 and as of June 30, 2007 and December 31, 2006 (in thousands):

Summarized Operating Data

	Quarter Ended June 30, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$8,223	$6,633	$2,959	$1,713	$19,528
Property operating expenses	(7,366)	(233)	(1,314)	(690)	(9,603)
Depreciation & amortization expense	(1,781)	(2,225)	(934)	(436)	(5,376)
Interest expense	(1,005)	(2,310)	(652)	(813)	(4,780)
Interest and other income	1	4	29	32	66

Net income (loss)	$(1,928)	$1,869	$88	$(194)	(165)

Income (loss) allocable to other venture partners	$(753)	$(618)	$82	$(196)	$(1,485)

Income (loss) allocable to the Company (1)	$(1,175)	$2,487	$6	$2	$1,320
Amortization of capitalized costs	(57)	(124)	(45)	(14)	(240)

Equity in earnings (loss) of unconsolidated entities	$(1,232)	$2,363	$(39)	$(12)	$1,080

Distributions declared to the Company	$—	$1,985	$580	$341 (2)	$2,906

Distributions received by the Company	$—	$3,095	$682	$— (2)	$3,777

Summarized Operating Data

	Quarter Ended June 30, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$9,186	$6,500	$3,027	$1,297	$20,010
Property operating expenses	(7,745)	(176)	(1,508)	(519)	(9,948)
Depreciation & amortization expense	(1,573)	(1,975)	(1,017)	(429)	(4,994)
Interest expense	(710)	(2,149)	(650)	(777)	(4,286)
Interest and other income	22	2	378	39	441

Net income (loss)	$(820)	$2,202	$230	$(389)	$1,223

Loss allocable to other venture partners	$(246)	$(143)	$(778)	$(703)	$(1,870)

Income (loss) allocable to the Company (1)	$(574)	$2,345	$1,008	$314	$3,093
Amortization of capitalized costs	(18)	(126)	(67)	(25)	(236)

Equity in earnings (loss) of unconsolidated entities	$(592)	$2,219	$941	$289	$2,857

Distributions declared to the Company	$—	$2,109	$783	$449 (2)	$3,341

Distributions received by the Company	$1,513	$3,039	$758	$— (2)	$5,310

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

5.	Investment in Unconsolidated Entities:

Summarized Operating Data

	Six Months Ended June 30, 2007
	Wolf Partnership		DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$17,486		$16,251	$5,723	$2,900	$42,360
Property operating expenses	(15,597)		(419)	(2,611)	(1,225)	(19,852)
Depreciation & amortization expense	(3,523)		(4,434)	(1,879)	(807)	(10,643)
Interest expense	(1,999)		(4,605)	(1,308)	(1,553)	(9,465)
Interest and other income	41		9	37	69	156

Net income (loss)	$(3,592)		$6,802	$(38)	$(616)	2,556

Income (loss) allocable to other venture partners	$(1,253)		$1,855	$73	$(582)	$93

Income (loss) allocable to the Company (1)	$(2,339)		$4,947	$(111)	$(34)	$2,463
Amortization of capitalized costs	(114)		(248)	(90)	(27)	(479)

Equity in earnings (loss) of unconsolidated entities	$(2,453)		$4,699	$(201)	$(61)	$1,984

Distributions declared to the Company (2)	$—		$5,080	$1,232	$422	$6,734

Distributions received (refunded) by the Company (2)	$(1,226	)(3)	$5,364	$1,867	$—	$6,005

Summarized Operating Data

	Six Months Ended June 30, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$19,211	$15,658	$5,837	$2,469	$43,175
Property operating expenses	(15,591)	(431)	(2,680)	(1,066)	(19,768)
Depreciation & amortization expense	(3,028)	(3,945)	(2,046)	(842)	(9,861)
Interest expense	(1,040)	(4,367)	(1,303)	(1,498)	(8,208)
Interest and other income	57	4	382	59	502

Net income (loss)	$(391)	$6,919	$190	$(878)	$5,840

Income (loss) allocable to other venture partners	$(578)	$2,341	$(1,691)	$(1,453)	$(1,381)

Income (loss) allocable to the Company (1)	$187	$4,578	$1,881	$575	7,221
Amortization of capitalized costs	(29)	(253)	(86)	(32)	(400)

Equity in earnings (loss) of unconsolidated entities	$158	$4,325	$1,795	$543	$6,821

Distributions declared to the Company	$1,535	$5,148	$1,083	$502 (2)	$8,268

Distributions received by the Company	$3,494	$5,242	$923	$— (2)	$9,659

FOOTNOTES:

(1)	Income is allocated to the Company using the hypothetical liquidation at book value method of accounting.
(2)	The Company receives interest payments from a mezzanine loan made to the Intrawest Canada Venture in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities.
(3)	During the six months ended June 30, 2007, the Company refunded an over-distribution from the Wolf Partnership that was received in the fourth quarter of 2006.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

5.	Investment in Unconsolidated Entities (Continued):

Summarized Balance Sheet Data

	As of June 30, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Real estate assets, net	$107,612	$251,370	$73,450	$32,362	$464,794
Intangible assets, net	446	10,801	1,867	970	14,084
Other assets	6,946	6,577	4,690	5,610	23,823
Mortgages and other notes payable	63,000	152,600	44,250	36,031	295,881
Other liabilities	7,969	6,264	4,332	5,732	24,297
Partners’ capital (deficit)	44,035	109,884	31,425	(2,821)	182,523

Difference between carrying amount of investment and the Company’s share of partners’ capital	2,507	7,541	4,619	1,245	15,912

Carrying amount of investment	33,331	97,421	33,622	10,105 (1)	174,479	(2)

Percentage of ownership at end of reporting period	70.0%	80.0%	80.0%	80.0%

Summarized Balance Sheet Data

	As of December 31, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada		Total
Real estate assets, net	$110,317	$252,714	$74,990	$30,061		$468,082
Intangible assets, net	523	10,963	2,131	1,050		14,667
Other assets	7,340	6,308	5,307	2,392		21,347
Mortgages and other notes payable	63,000	153,965	44,707	33,900	(1)	295,572
Other liabilities	7,803	6,588	5,171	2,727		22,289
Partners’ capital (deficit)	47,377	109,432	32,550	(3,124)		186,235

Difference between carrying amount of investment and the Company’s share of partners’ capital	1,764	8,099	3,548	863		14,274

Carrying amount of investment	34,928	98,112	36,774	8,858	(1)	178,672	(2)

Percentage of ownership at end of reporting period	70.0%	80.0%	80.0%	80.0%

FOOTNOTES:

(1)	This amount includes a mezzanine loan made to the Intrawest Venture in connection with two Canadian properties.
(2)	This amount includes distributions receivable of approximately $2.5 million and $2.2 million as of June 30, 2007 and December 31, 2006, respectively.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

6.	Mortgages and Other Notes Receivable:

As of June 30, 2007, the Company had the following loans outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity		Interest Rate		Loan Principal Amount	Accrued Interest
Plaza Partners, LLC
(condominium conversion)	2/28/2006	2/28/2007	(1)	19.0%		$16,800	$1,727

Mizner Court Holdings, LP (2)				LIBOR	+
(condominium conversion)	3/10/2006	11/9/2007		7.0%		15,000	—

Shorefox Development, LLC
(lifestyle community development)	3/13/2006	3/10/2009		13.50%		35,000	1,648

Marinas International, Inc.
(four marinas)	12/22/2006	12/22/2021		10.25%		39,151	551

Booth Creek Resort Properties LLC
(two ski properties & one parcel of land)	1/18/2007	1/19/2010		15.0	%(3)	12,000	416

Total						117,951	$4,342

Accrued interest						4,342
Acquisition fees, net						2,873
Loan origination fees, net						(327)

Total carrying amount						$124,839

FOOTNOTES:

(1)	On February 28, 2007, the loan matured, however, the borrower did not repay the loan due to its inability to convert and sell condominiums as a result of poor economic conditions and a weakness in the Florida condominium market. The Company deemed the loan impaired and ceased its recording of interest upon the loan’s maturity. On June 15, 2007, the Company filed a complaint in the Ninth Judicial Circuit Court for Orange County, Florida to foreclose on the collateral of the loan. The Company believes, based on a recently obtained appraisal and current market conditions, that the underlying collateral exceeds the full principal amount of the loan and all accrued interest. As a result, a valuation allowance has not been established for this loan.
(2)	See Note 13 “Subsequent Events” for further information on the Mizner Court Holdings, LP loan. In July, 2007 the borrower defaulted on its payment of principal and interest under the loan. The loan was deemed impaired and accordingly, the Company reversed its accrual of approximately $113,000 in interest income relating to the June interest which was payable in July.
(3)	Pursuant to the three loan agreements with an aggregate principal of $12.0 million, the loans require monthly interest-only payments for the first three years based on an annual percentage rate of 9.0%. The loans are cross-collateralized by two ski properties and one parcel of land and may be prepaid anytime after 60 days written notice from the borrower. At maturity, in addition to the entire unpaid principal balance, accrued and unpaid interest, and any other sums due thereunder, the borrower agreed to pay an exit fee equal to the aggregate of monthly interest payments that would have been payable if the interest rate had been 15.0% rather than 9.0%.

The Company records acquisition fees incurred in connection with making the loans as part of the mortgages and other notes receivable balance and amortizes the amounts as a reduction of interest income over the term of the notes. Origination fees received from the borrower in connection with making the loans are deferred and accreted into income over the term of the associated notes.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

7.	Public Offerings, Stockholders’ Equity and Rescindable Common Stock:

On April 4, 2006, the Company commenced its second offering of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “2nd Offering”) pursuant to a registration statement filed with the United States Securities Exchange and Commission on Form S-11 under the Securities Act of 1933. The Company incurs costs in connection with its offerings and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of its offerings. As of June 30, 2007, the Company has raised approximately $1.7 billion in proceeds and incurred stock issuance costs of approximately $186.0 million in connection with its offerings.

As of June 30, 2007, the Company had received subscriptions of approximately $44.8 million (4,484,819 shares) from investors in the Commonwealth of Pennsylvania under the 2nd Offering. The Company has agreed to extend a written offer of rescission to those investors to redeem the shares at the price at which the shares were originally sold if certain proposed amendments to the Company’s articles of incorporation, as requested by the Pennsylvania Securities Commission, are not approved by its stockholders. These shares are presented as rescindable common stock outside of stockholders’ equity in the accompanying balance sheets. On June 20, 2007, the Company adjourned its annual stockholders meeting with respect to these amendments to solicit additional votes, as sufficient votes to approve the amendments had not been received. See Note 13 “Subsequent Events” for further information.

Shares owned by the advisor, the directors, or any of their affiliates are subject to certain voting restrictions. Neither the advisor, nor the directors, nor any of their affiliates may vote or consent on matters submitted to the stockholders regarding the removal of the advisor, directors, or any of their affiliates or any transactions between the Company and any of them.

8.	Indebtedness:

On February 9, 2007, the Company received a $24.7 million loan from Sun Life Assurance Company of Canada (“Sun Life”). The loan is collateralized by mortgages on five golf properties. The loan bears interest annually at a fixed rate of 6.35% for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period and a final payment of the remaining principal amount upon maturity. Prepayment for the loan is prohibited for the first two years after which early repayment is subject to a prepayment fee. The loan is cross-defaulted with the Company’s other golf financings obtained from Sun Life.

On February 13, 2007, the Company entered into a $20.0 million revolving line of credit agreement with Colonial Bank, N.A. On April 23, 2007, Colonial Bank, N.A. extended the maturity of the Company’s $20.0 million revolving line of credit dated February 13, 2007, from May 1, 2007 through July 31, 2007. As discussed in Note 13 “Subsequent Events”, on July 13, 2007 this line was converted to a construction loan.

On March 23, 2007, the Company obtained a loan for $111.5 million with The Prudential Insurance Company of America. This loan is collateralized by mortgages on five ski properties. The loan bears interest annually at a fixed rate of 6.11%, for a term of seven years, with monthly payments of principal and interest based on a 20-year amortization period. A balloon payment for the remaining principal and interest is due upon the loan’s maturity at the end of seven years. Prepayment is permitted upon payment of a fee.

On April 6, 2007, the Company acquired a portfolio of three waterparks and four theme parks for an aggregate purchase price of $312.0 million, consisting of $290.0 million in cash and an unsecured subordinated promissory note in the original principal sum of $22.0 million. The note has a term of 10 years, requires annual principal payments of $1.7 million, bears interest annually at a fixed rate of 8.75% and has a balloon payment for the then remaining principal and interest due at the end of ten years.

On June 8, 2007, the Company borrowed approximately $42.0 million in a series of golf course property financings with Sun Life and certain of its affiliates. The borrowing is comprised of eight separate loans, each of which is collateralized by a mortgage or deed of trust on one golf course property. Each loan bears interest annually as a fixed rate of 6.58% for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period. At the end of ten years, there is a balloon payment for the remaining principle and interest due on the loan. Prepayment on the loan is prohibited for the first two years, after which early prepayment is allowed but is subject to a prepayment fee. The loan is cross-defaulted with the Company’s other golf financings obtained from Sun Life.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

8.	Indebtedness (continued):

Total indebtedness of the Company consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Mortgages payable	$239,959	$63,158
Seller financing	28,838	6,838

	268,797	69,996
Revolving line of credit	6,000	3,000

Total	$274,797	$72,996

9.	Related Party Arrangements:

On June 1, 2007, the Company’s advisor filed a certificate of conversion with the State of Florida to change its name and form of entity from CNL Income Corp. to CNL Income Company, LLC. The certificate of conversion will have no effect on the advisory agreement and related agreements except to change the name from CNL Income Corp. to CNL Income Company, LLC.

Certain directors and officers of the Company hold similar positions with CNL Income Company, LLC which is both a stockholder of the Company and its advisor, and CNL Securities Corp., which is the managing dealer for the Company’s public offering. The Company’s chairman of the board indirectly owns a controlling interest in the parent company of the advisor. The advisor and managing dealer receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management, financing and sale of the Company’s assets.

During the quarter and six months ended June 30, 2007 and 2006, the Company incurred the following fees (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Selling commissions	$25,475	$3,527	$36,444	$12,591
Marketing support fee & due diligence expense reimbursements	10,918	1,514	15,637	5,001

Total	$36,393	$5,041	$52,081	$17,592

The managing dealer is entitled to selling commissions of up to 7.0% of gross offering proceeds and marketing support fees equal to 3.0% of gross offering proceeds in connection with the 2nd Offering as well as reimbursement of actual expenses of up to 0.10% incurred in connection with due diligence. A substantial portion of the selling commissions and marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker dealers.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

9.	Related Party Arrangements (continued):

During the quarter and six months ended June 30, 2007 and 2006, the advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Acquisition fees: (1)
Acquisition fees from offering proceeds	$10,935	$1,625	$15,899	$5,880
Acquisition fees from debt proceeds	1,919	—	6,004	1,323

Total	12,854	1,625	21,903	7,203

Asset management fees: (2)	3,511	1,214	6,297	2,219

Reimbursable expenses:
Offering costs	1,537	6,386	2,540	7,981
Acquisition costs	167	1,268	859	1,353
Operating expenses (3)	310	56	688	371

Total	2,014	7,710	4,087	9,705

Total fees earned and reimbursable expenses	$18,379	$10,549	$32,287	$19,127

FOOTNOTES:

(1)	Acquisition fees for services in the selection, purchase, development or construction of real property is generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	This amount represents asset management fees of 0.08334% per month of the Company’s real estate asset value and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. Operating expenses did not exceed the Expense Cap for the expense years ended June 30, 2007 and 2006.

[Intentionally left blank]

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

9.	Related Party Arrangements (continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	June 30, 2007	December 31, 2006
Due to the advisor and its affiliates:
Offering expenses	$426	$4,374
Asset management fees	1,269	646
Operating expenses	310	323
Acquisition fees and expenses	1,981	1,829

Total	$3,986	$7,172

Due to CNL Securities Corp:
Selling commissions	$882	$2,738
Marketing support fees and due diligence expense reimbursements	377	1,174

Total	$1,259	$3,912

Total due to affiliates	$5,245	$11,084

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits of approximately $3.0 million and $3.5 million in that bank at June 30, 2007 and December 31, 2006, respectively.

10.	Redemption of Shares:

During the quarter and six months ended June 30, 2007 the Company redeemed approximately 99,000 and 197,000 shares of common stock at an average price of approximately $9.50 per share for a total of approximately $0.9 million and $1.9 million, respectively. The redemption price per share is the lesser of the price at which the shares were initially sold by the Company or a fixed redemption price of $9.50 per share. These shares are considered retired and will not be reissued.

11.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its real estate investment trust taxable income. The Company intends to make, and the board of directors currently intends to declare, regular distributions on a monthly basis using the first day of the month as the record date. For the six months ended June 30, 2007, the Company declared and paid distributions of approximately $40.1 million ($0.30 per share).

For the six months periods ended June 30, 2007, approximately 71.56% of the distributions were considered ordinary income and approximately 28.44% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

12.	Commitments & Contingencies:

On December 22, 2006, the Company acquired five marina properties from subsidiaries of Marinas International and made loans which are collateralized by four additional marina properties. At the same time, the Company extended the time of closing on additional marina properties of which two are still pending with an aggregate purchase price of approximately $22.5 million and a $0.8 million loan which is expected to be collateralized by an additional marina property. The Company is still in negotiations with Marinas International and certain governmental authorities for permit and ground lease assignments, extensions and consents. There can be no assurance that these negotiations will be successful or that the additional property will ultimately be acquired or that the loan will be made.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

12.	Commitments & Contingencies (continued):

The Company has committed to acquire 46 condominiumized retail and commercial spaces at the Northstar Commercial Village in Lake Tahoe, California for $22.0 million. This transaction is expected to be completed during 2007. The transaction is subject to the fulfillment of certain conditions and there can be no assurance that any or all of these conditions will be satisfied or that the transaction will ultimately be completed.

The Company has commitments under ground leases, park use permits and land permits. Ground lease payments, park use and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the Company’s third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $2.6 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively.

The Company has commitments to fund equipment replacements and other capital improvement projects for its properties. The Company expects to make approximately $38.0 million of such capital expenditures during the last six months of the year ending December 31, 2007.

13.	Subsequent Events:

The Company’s board of directors declared distributions of $0.05 per share to stockholders of record at the close of business on July 1, 2007 and August 1, 2007. These distributions are to be paid by September 30, 2007.

On July 9, 2007, Mizner Court Holdings, LP (“Mizner”) defaulted on its loan payment to the Company, at which point the Company ceased recording interest income and deemed the loan impaired. On July 27, 2007, the Company paid approximately $241,000 due under the borrower’s first mortgage on behalf of Mizner in order to protect the Company’s investment position. The Company believes based on internal estimates and market analysis that the underlying value of the collateral is sufficient to cover the full principal amount of all loans and accordingly has not established a valuation allowance for this loan. The borrower is currently exploring its options to refinance the property. The Company is also considering its options for resolution including foreclosure.

On July 13, 2007, the Company entered into an amended and restated loan agreement with Colonial Bank, N.A. converting the $20.0 million revolving line of credit agreement dated February 13, 2007 to a $25.0 million three year, non-revolving construction loan with substantially similar terms as the original line of credit. The construction loan will be used to finance improvements at the Bretton Woods Resort.

On July 18, 2007 the Company approved a capital expansion project for $12.1 million at Cypress Mountain to build a 50,000 sq. ft. base lodge in preparation for hosting the 2010 Winter Olympic freestyle skiing and snowboarding events. The majority of the funding for this project will come from a construction loan obtained by the tenant of this property. The Company has agreed to make scheduled annual contributions to ultimately purchase the improvements. As contributions are made, the tenant will pay additional base rent under the terms of the lease.

On July 24, 2007, the Pennsylvania Securities Commission granted the Company an extension through July 31, 2008 to obtain stockholder approval of the amendments referred to in Note 7 above that have been required by the Pennsylvania Securities Commission in order for the Company to continue to sell its shares of common stock to residents of that state. As of July 27, 2007, although the Company had received proxies from 61.6 % of the stockholders in favor of the amendments (and only 5.6 % opposed to the amendments), the amendments have not received the required two-thirds vote of the stockholders necessary for adoption.

On August 1, 2007, the Company acquired two additional marina properties for an aggregate purchase price of $12.1 million. The properties are being leased to Marinas International under long-term triple net leases for a term of 20 years and four five-year renewal options.

On August 7, 2007, the Company acquired two ski resort properties in Maine for an aggregate purchase price of $76.5 million from American Ski Corporation. The properties are being leased to affiliates of Boyne USA under long-term triple net leases which are coterminous with the Company’s other leases to Boyne. In connection with the transaction, the Company agreed to sell a portion of the developable land to Boyne for approximately $13.3 million. The sale of the developable land is subject to certain events such as subdivision of parcels, and is expected to be completed within one year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of June 30, 2007 and December 31, 2006 and for the six months ended June 30, 2007 and 2006. Amounts as of December 31, 2006 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the consolidated financial statements, notes and Management’s Discussion and Analysis thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

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

As of June 30, 2007, we had invested through consolidated entities in 21 golf courses, 24 attractions, eight ski and mountain lifestyle properties, seven marinas and one dealership and had made 11 loans, ten of which are outstanding. We had also invested through unconsolidated entities in seven destination retail properties (two of which are located in Canada), one merchandise mart property and two waterpark resorts. Subsequent to June 30, 2007, we acquired four additional properties.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other permitted investments, and for the payment of operating expenses and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans will be generated from operations and our investments. The sources of our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, from interest payments on the loans we make and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could significantly decrease our ability to pay distributions to our stockholders. We have also entered into a revolving line of credit with a capacity of $20.0 million, which will be used to bridge short-term liquidity needs that arise due to timing of cash receipts and payments.

We intend to continue to acquire properties and make loans and other permitted investments with proceeds from our public offering and long term debt financing. If sufficient capital is not raised, it would limit our ability to acquire additional properties, make loans or permitted investments. A failure to raise necessary capital could impact our ability to pay distributions unless we choose to borrow to do so.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of June 30, 2007 we had received approximately $1.7 billion (170.5 million shares) in total offering proceeds. The following table summarizes our public offerings as of June 30, 2007:

	1st Offering		2nd Offering		Total
	Shares	Proceeds (in millions)	Shares	Proceeds (in millions)	Shares	Proceeds (in millions)
Subscriptions received	51,246,465	$513.0	115,005,063	$1,138.1	166,251,528	$1,651.1
Subscriptions received pursuant to reinvestment plan	861,879	8.2	3,394,216	32.2	4,256,095	40.4
Redemptions	(402,358)	(3.8)	(98,768)	(1.0)	(501,126)	(4.8)

Total	51,705,986	$517.4	118,300,511	$1,169.40	170,006,497	$1,686.8

Number of investors	17,505		37,731		55,236

These proceeds include subscriptions of approximately $44.8 million (4,484,819 shares) received from Pennsylvania investors in connection with our 2nd Offering. If certain proposed amendments to our articles of incorporation are not approved by our stockholders, we have agreed to extend a written offer of rescission to those Pennsylvania investors. Additionally, we will no longer be able to offer our shares for sale to residents of Pennsylvania if such approval is not obtained. However, on July 24, 2007, the Pennsylvania Securities Commission granted us an extention through July 31, 2008 to obtain stockholder approval of the amendments.

In addition to the shares sold through our public offerings, our advisor purchased 20,000 shares for $200,000 preceding the commencement of our 1st Offering. In December 2004, 117,708 restricted common shares were issued to CNL Financial Group, Inc., a company affiliated with our advisor and wholly-owned indirectly by our chairman of the board and his wife, for approximately $1.2 million.

During the period July 1, 2007 through August 7, 2007, we received additional subscription proceeds of approximately $53.8 million (5.4 million shares).

Borrowings

We have borrowed and intend to continue to borrow money to acquire assets and to pay certain related fees. We have also borrowed, and may continue to borrow, money to pay distributions to stockholders. In general, we pledge our assets in connection with such borrowings. The aggregate amount of permanent financing is not expected to exceed 50% of our total assets on an annual basis. The maximum amount we may borrow is 300% of our net assets in the absence of a satisfactory showing that a higher level of borrowing is appropriate. In order to borrow an amount in excess of 300% of our net assets, a majority of the independent members of our board of directors must approve the borrowing and the borrowing must be disclosed and explained to stockholders in our first quarterly report after such approval occurs.

As of June 30, 2007 our indebtedness consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Mortgages payable	$239,959	$63,158
Seller financing	28,838	6,838

	268,797	69,996
Revolving line of credit	6,000	3,000

Total	$274,797	$72,996

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $52.0 million for the six months ended June 30, 2007 and consisted primarily of interest earned on uninvested offering proceeds, rental revenues, interest income on mortgages and other notes receivable, the receipt of distributions from our unconsolidated entities and $12.1 million in security deposits from our third-party tenants, offset by payments made for operating expenses (including asset management fees to our advisor), as compared to the net cash flow from operating activities of approximately $14.5 million for the six months ended June 30, 2006. The fluctuation in operating cash flow is principally due to the increase of our total assets under management and the related revenues and cash flows generated from these investments.

Distributions from Unconsolidated Entities

As of June 30, 2007, we had investments in ten properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities. For the six months ended June 30, 2007 and 2006, we received operating distributions of approximately $6.7 million and $8.3 million, respectively, from the operation of these entities. These distributions are generally received within 45 days after each quarter end. Distributions receivable from our unconsolidated entities as of June 30, 2007 and December 31, 2006 were approximately $2.5 million and $2.2 million, respectively.

The following table summarizes the change in distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership(1)	DMC Partnership (2)	Intrawest Venture (3)	Total
Six months ended June 30, 2007	$—	$5,080	$1,654	$6,734
Six months ended June 30, 2006	1,535	5,148	1,585	8,268

Increase (decrease)	$(1,535)	$(68)	$69	$(1,534)

FOOTNOTES:

(1)	The Wolf Partnership has been adversely affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater than expected competitive pressures, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We expect that cash flows will continue to be affected by these economic and competitive pressures and do not expect to receive any distributions in the near term. We are working with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term at both of these locations. In addition, On March 1, 2006, the Wolf Partnership obtained a $63.0 million loan encumbering its two waterpark resort properties. The decrease in the distribution declared was partially due to a decrease in cash available for distribution as a result of debt service payments being required for the entire six months of 2007 as compared to the partial six months period in 2006.
(2)	The distribution for the six months ended June 30, 2006 was greater than expected due to a distribution of a one-time payment the partnership received in connection with foregoing certain parking rights, which did not impact the operations of the property. In 2007, the recurring operating cash distributions increased over the same period in 2006 due to an increased lease basis from the lighting expansion at the Trade Mart and an increase in percentage rent.
(3)	Although distributions increased year over year, the operating cash flows at the Intrawest Venture were not sufficient to provide us with our preferred return for the six months ended June 30, 2007 due to seasonality and working capital needs during the resorts’ busy season. However, for the year ending December 31, 2007 we expect the total distributions to us will approximate our annual preferred return.

Uses of Liquidity and Capital Resources

Property Acquisitions and Investments in Unconsolidated Entities

During the six months ended June 30, 2007, we acquired the following properties and portfolios, all of which have been leased under a long-term, triple-net basis to either an affiliate or third-party tenants and managed by third-party operators that we consider significant industry leaders.

Property	Location	Date of Acquisition	Purchase Price (in thousands)
Brighton Ski Resort	Utah	1/08/07	$35,000
Clear Creek Golf Club	Texas	1/11/07	1,888
Booth Creek Ski Portfolio	Four Various	1/19/07	172,081
The PARC Portfolio	Seven Various	4/6/07	312,000
Magic Springs Theme Parks	Arkansas	4/16/07	20,000
Manasquan and Crystal Point Marinas	New Jersey	6/8/07	14,553
Mountain High Ski Resort	California	6/29/07	45,000

Total			$600,522

We have acquired additional properties subsequent to June 30, 2007 and have committed to acquire additional properties and to fund development costs for a significant addition to one of our existing properties. See “Events Occurring Subsequent to June 30, 2007” and “Commitments, Contingencies and Contractual Obligations” for additional information.

Mortgages and Other Notes Receivable

As of June 30, 2007, we have the following loans outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity		Interest Rate		Loan Principal Amount	Accrued Interest
Plaza Partners, LLC (condominium conversion)	2/28/2006	2/28/2007	(1)	19.0%		$16,800	$1,727

Mizner Court Holdings, LP (2) (condominium conversion)	3/10/2006	11/9/2007		LIBOR + 7.0%		15,000	—

Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009		13.50%		35,000	1,648

Marinas International, Inc. (four marinas)	12/22/2006	12/22/2021		10.25%		39,151	551

Booth Creek Resort Properties LLC (two ski properties & one parcel of land)	1/18/2007	1/19/2010		15.0	% (3)	12,000	416

Total						117,951	$4,342

Accrued interest						4,342
Acquisition fees, net						2,873
Loan origination fees, net						(327)

Total carrying amount						$124,839

FOOTNOTES:

(1)	On February 28, 2007, the loan matured, however, the borrower was unable to repay the loan due to its inability to convert and sell condominiums as a result of poor economic conditions in the Florida condominium market. As a result, we deemed the loan to be impaired. We deemed the loan impaired and ceased the recording of interest upon the loan’s maturity. On June 15, 2007, we filed a complaint in the Ninth Judicial Circuit Court for Orange County, Florida to foreclose on the collateral for our $16.8 million loan to Plaza Partners, LLC. We believe, based on a recently obtained appraisal, that the underlying collateral exceeds the full principal amount of the loan and all accrued interest. As a result, a valuation allowance has not been established for this loan.

(2)	On July 9, 2007, Mizner Court Holdings, LP (“Mizner”) defaulted on its loan payment to us, at which point we deemed the loan to be impaired and ceased recording interest income. On July 27, 2007, we paid approximately $241,000 due under the borrower’s first mortgage on behalf of Mizner in order to protect our investment position. We believe that over the long term, based on internal estimates and market analysis, that the underlying value of the collateral will be sufficient to cover the full principal amount of all loans, and accordingly have not established a valuation allowance for this loan. The borrower is currently exploring its options to refinance the property. We are also considering our options for resolution including foreclosure.
(3)	Pursuant to the three loan agreements with an aggregate principal of $12.0 million, the loans require monthly interest-only payments for the first three years based on an annual percentage rate of 9.0%. The loans are cross-collateralized by two ski properties and one parcel of land and may be prepaid anytime after 60 days written notice from the borrower. At maturity, in addition to the entire unpaid principal balance, accrued and unpaid interest, and any other sums due thereunder, the borrower agreed to pay an exit fee equal to the aggregate of monthly interest payments that would have been payable if the interest rate had been 15.0% rather than 9.0%.

We will continue to monitor the value of the collateral for these loans and evaluate our alternatives during the remainder of 2007. In the event additional market information indicates that the value of the collateral is not sufficient, we may be required to writedown the carrying value of our notes receivable.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, a balanced analysis of both current and expected long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us. Distributions declared and paid were covered by cash flows from operating activities during the quarter and six months ended June 30, 2007. We expect cash flows from operating activities to exceed distributions for the year ended December 31, 2007.

We do not pay distributions from proceeds from our common stock offerings, therefore, we have historically made, and may continue to make if operating cash flows are not sufficient to cover distributions, advances under our revolving line of credit to temporarily fund the payment of distributions at the end of each fiscal quarter. We also may fund distributions from loan proceeds received by us or through our joint venture arrangements. We currently have up to $20.0 million liquidity under our line of credit. In the event that we need to borrow to temporarily fund the payment of distributions and are unable to do so, then we may have to reduce our distributions to stockholders.

Distributions declared and paid during the six months ended June 30, 2007 and 2006 were $40.1 million and $13.1 million, respectively, and exceeded net income for the six months ended June 30, 2007 and 2006 by approximately $21.2 million and $4.2 million, respectively. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the six months ended June 30, 2007, approximately 46.9% of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 28.44% of the distributions for the six months ended June 30, 2007 constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

Common Stock Redemptions

For the quarter and six months ended June 30, 2007 approximately 99,000 and 197,000 shares, respectively, were redeemed at approximately $0.9 million and $1.9 million, respectively, for an average price per share of $9.50. These shares are considered retired and will not be reissued.

Related Party Arrangements

On June 1, 2007, our Advisor filed a certificate of conversion with the State of Florida to change its name and form of entity from CNL Income Corp. to CNL Income Company, LLC. The certificate of conversion will have no effect on the Advisory Agreement and related agreements except to change the name from CNL Income Corp. to CNL Income Company, LLC.

Certain of our directors and officers hold similar positions with CNL Income Company, LLC which is both a stockholder and our advisor, and CNL Securities Corp., which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, the parent company of our advisor. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $80.3 million and $27.0 million for the six months ended June 30, 2007 and 2006, respectively. Of these amounts, approximately $5.2 million and $11.1 million are included in the amounts due to affiliates in the accompanying consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively. CNL Income Company, LLC and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the six months ended June 30, 2007 and 2006 were approximately $4.1 million and $9.7 million, respectively. In addition, to the extent that operating expenses, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold (the “Expense Cap”). For the Expense Year ended June 30, 2007, operating expenses did not exceed the Expense Cap.

We maintain accounts at a bank for which our chairman and vice chairman serve as directors. We had deposits of approximately $3.0 million and $3.5 million in those accounts as of June 30, 2007 and December 31, 2006, respectively.

CRITICAL ACCOUNTING POLICIES

There have been no changes to our Critical Accounting Policies since the filing of our annual report on Form 10-K for the year ended December 31, 2006.

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

[Intentionally left blank]

RESULTS OF OPERATIONS

The following tables summarize our operations for the quarter and six months ended June 30, 2007 as compared to June 30, 2006 (in thousands except per share data):

	Quarters Ended
	June 30,
	2007	2006	$ Change	% Change
Revenues:
Rental income from operating leases	$28,780	$2,060	$26,720	1297.1%
Interest income on mortgages and other notes receivable	2,755	1,579	1,176	74.5%
Other operating income	2,420	—	2,420	n/a

Total revenue	33,955	3,639	30,316	833.1%

Expenses:
Asset management fees to advisor	3,511	1,214	2,297	189.2%
General and administrative	2,418	1,172	1,246	106.3%
Ground lease and permit fees	1,367	191	1,176	615.7%
Depreciation and amortization	14,481	1,007	13,474	1338.0%
Other operating expenses	1,538	—	1,538	n/a

Total expenses	23,315	3,584	19,731	550.5%

Operating income	10,640	55	10,585	19245.5%

Other income (expense):
Interest and other income	2,689	1,756	933	53.1%
Interest expense and loan cost amortization	(4,142)	(91)	(4,051)	4451.6%
Equity in earnings of unconsolidated entities	1,080	2,857	(1,777)	-62.2%

Total other income (expense)	(373)	4,522	(4,895)	-108.2%

Net income	$10,267	$4,577	$5,690	124.3%

Earnings per share of common stock (basic and diluted)	$0.07	$0.09	$(0.02)	-22.2%

Weighted average number of shares of common	151,232	53,658

[Intentionally left blank]

	Six Months Ended
	June 30,
	2007	2006	$ Change	% Change
Revenues:
Rental income from operating leases	$48,709	$2,824	$45,885	1624.9%
Interest income on mortgages and other notes receivable	5,834	2,081	3,753	180.3%
Other operating income	3,439	—	3,439	n/a

Total revenue	57,982	4,905	53,077	1082.0%

Expenses:
Asset management fees to advisor	6,297	2,219	4,078	183.7%
General and administrative	4,355	2,175	2,180	100.2%
Ground leases and permits	2,566	287	2,279	794.1%
Depreciation and amortization	24,626	1,177	23,449	1992.3%
Other operating expenses	2,513	—	2,513	n/a

Total expenses	40,357	5,858	34,499	588.9%

Operating income (loss)	17,625	(953)	18,578	1949.42%

Other income (expense):
Interest and other income	4,803	3,158	1,645	52.1%
Interest expense and loan cost amortization	(5,583)	(171)	(5,412)	3158.9%
Equity in earnings of unconsolidated entities	1,984	6,821	(4,837)	-70.9%

Total other income	1,204	9,808	(8,604)	-87.7%

Net income	$18,829	$8,855	$9,974	112.6%

Earnings per share of common stock (basic and diluted)	$0.14	$0.18	$(0.04)	-22.2%

Weighted average number of shares of common stock outstanding (basic and diluted)	137,809	49,014

Rental income from operating leases. The significant increase in rental income for the quarter and six months ended June 30, 2007 as compared to June 30, 2006 is solely attributable to our acquisition of additional real estate properties. Approximately 11.0% of the total revenue growth was related to six properties that were acquired during the six months ended June 30, 2006 for which we recognized only a partial period of revenue in 2006 as compared to the full six months ended June 30, 2007. The remaining 89.0% increase in rental revenue is attributable to the 52 properties that we acquired between June 30, 2006 and June 30, 2007. Only one property was owned and leased for both the entire six month periods ended June 30, 2007 and 2006, which contributed approximately $1.7 million, or 3.5% and 60.2%, respectively, of total rental income in each of the six month periods ended June 30, 2007 and 2006.

Interest income on mortgages and other notes receivable. Between September 2005 and March 2007, we made eleven loans to third-party borrowers, which resulted in interest income of approximately $5.8 million and $2.1 for the six months ended June 30, 2007 and 2006, respectively and approximately $2.8 million and $1.6 million for the quarters ended June 30, 2007 and 2006, respectively. On August 14, 2006, one of the loans was repaid in full.

Other operating income and expense. The other operating income and expenses for the quarter and six months ended June 30, 2007 as compared to zero for the quarter and six months ended June 30, 2006 is attributable to the acquisition of Cowboys Golf Club in December 2006, which is operated through a taxable REIT subsidiary. We expect to enter into a long-term lease agreement for the Cowboys Golf Club with a subsidiary of EAGL Golf during the second half of 2007. From the point at which we enter into the long-term lease, golf operating revenues and expenses will be replaced with rental income from the tenant.

Asset management fees to advisor. Asset management fees of 0.08334% per month of invested assets are paid to the advisor for the acquisition of real estate assets and making loans. Total asset management fees were approximately $3.5 million and $1.2 million for the quarter ended June 30, 2007 and 2006, respectively, and $6.3 million and $2.2 million, respectively for the six months ended June 30, 2007 and 2006. The increase in such fees is proportional to the acquisition of additional real estate properties and loans made during the periods.

General and administrative. The increase in our general and administrative expenses is principally due to our growth and the overall increase in our operating activities as a result of the properties we have acquired.

Ground leases and permits. Ground lease payments, park use and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the tenants in accordance with the terms of the triple-net leases with those tenants. These expenses have corresponding revenues included in rental income above. The following are the properties subject to such leases or permits:

Properties	Date Acquired	Description
Mountain High Ski Resort	6/29/07	U.S. Forest Service ski area permit

The PARC Portfolio	4/06/07	Two long-term ground leases

Booth Creek Ski Portfolio	1/19/07	Three U.S. Forest Service ski area permits

Brighton Ski Resort	1/08/07	Ski area permit with U.S. Forest Service and one ground lease

Marinas International Portfolio	12/22/06	Four long-term ground leases

EAGL Golf Portfolio	11/16/06	Three long-term ground leases

Family Entertainment Centers	10/06/06	Three long-term ground leases

Bear Creek Golf Course	9/08/06	Special facilities ground leases agreement with Dallas/Fort Worth International Airport Board

Cypress Mountain Ski Area	5/30/06	Special park use permit from Canadian Provincial Authority

Depreciation and amortization. The increase in depreciation and amortization expense for the quarter and six months ended June 30, 2007 as compared to 2006 is a direct result of the acquisition of additional real estate as discussed above.

Interest and other income. The increase in interest income is a result of greater average cash on hand from uninvested offering proceeds during the quarter and six months ended June 30, 2007 as compared to June 30, 2006.

Interest expense and loan cost amortization. The increase in interest expense for the quarter and six months ended June 30, 2007 as compared to June 30, 2006 is attributable to the increase in notes and mortgages payable. For the six months ended June 30, 2006, all interest expense related to our revolving line of credit. Subsequent to June 30, 2006 we entered into additional loan obligations of approximately $268.8 million with a weighted average interest rate of 6.44%.

Equity in earnings. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	Quarter Ended June 30,
	2007	2006	$ Change	% Change
Wolf Partnership	$(1,232)	$(592)	$(640)	(108.1)%
DMC Partnership	2,363	2,219	144	6.5%
Intrawest Venture	(51)	1,230	(1,281)	(104.2)%

Total	$1,080	$2,857	$(1,777)	(62.2)%

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
Wolf Partnership	$(2,453)	$158	$(2,611)	(1,652.5)%
DMC Partnership	4,699	4,325	374	8.6%
Intrawest Venture	(262)	2,338	(2,600)	(111.2)%

Total	$1,984	$6,821	$(4,837)	(70.9)%

Equity in earnings decreased by approximately $1.8 million and $4.8 million for the quarter and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 due to a decrease in income from the Wolf Partnership and the Intrawest Venture offset by a slight increase in income from the DMC Partnership. The Wolf Partnership was adversely affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater competitive pressure, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We are working with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term at both of these locations; however, the affects of the economic downturn and competitive pressure are expected to continue to have an impact on our earnings for the foreseeable future. In addition, on March 1, 2006, the Wolf Partnership obtained a $63.0 million loan encumbering two waterpark resort properties. This resulted in increased interest expense for the six months ended June 30, 2007 as compared to the partial period in which the loan was outstanding in 2006.

Equity in earnings is recognized using the hypothetical liquidation at book value method (‘HLBV”) of accounting which means we recognize income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Because our equity in earnings is calculated in this manner due to the preference we receive upon liquidation, we have historically recognized more income than the underlying unconsolidated entities have generated and our partners have historically been allocated significant losses which offset the earnings that we have recorded for these entities. During 2006, our partners’ unreturned capital in the Intrawest Venture was reduced to zero as a result of the losses they have recognized and the distributions that they have received from this venture. Since the date that this occurred we no longer recognize significant amounts of income from this venture and in the future may recognize losses that this entity incurs (on a GAAP basis) which is the primary reason for the reduction in equity in earnings from the Intrawest Venture during 2007 as compared to 2006. While this method of recognizing earnings and losses from the unconsolidated entity is not expected to have an impact on the distributions we receive, it will likely result in reductions or fluctuations in our net income, earnings per share, funds from operations (as defined below) and FFO per share.

Net income and earnings per share. Our net income and earnings per share are volatile as we are still in the early stages of operation. These performance measures are significantly affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments that produce income for us. The accumulation of funds over time in order to make large individually significant acquisitions can be dilutive to the earnings per share ratio. Additionally, the amount of equity in earnings we recognized under the HLBV method of accounting in 2007 versus 2006 had a significant negative impact on our income and earnings per share.

OTHER

Funds from Operations. We consider FFO to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the NAREIT and as used herein, means net income determined in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. We believe that by excluding the effect of depreciation and amortization, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by the NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies.

Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying unaudited condensed consolidated financial statements and notes thereto.

[Intentionally left blank]

Reconciliation of net income to FFO for the quarter and six months ended June 30, 2007 and 2006 (in thousands):

	Quarter Ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$10,267	$4,577	$18,829	$8,855

Adjustments:
Depreciation and amortization	14,481	1,000	24,626	1,170
Net effect of FFO adjustment from unconsolidated entities (1)	4,933	3,220	8,930	5,543

Total funds from operations	$29,681	$8,797	$52,385	$15,568

Weighted average number of shares of common stock outstanding (basic and diluted)	151,232	53,658	137,809	49,014

FFO per share (basic and diluted)	$0.20	$0.16	$0.38	$0.32

FOOTNOTES:

(1)	Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method of accounting.

OFF BALANCE SHEET ARRANGEMENTS

There have been no material changes in our off balance sheet arrangements since the filing of our annual report on Form 10-K for the year ended December 31, 2006.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of June 30, 2007:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Line of credit	$6,000	$—	$—	$—	$6,000
Mortgages and other notes payable (principal and interest)	12,098	24,423	31,435	250,180	318,136
Obligations under capital leases	1,456	1,898	41	—	3,395
Obligations under operating leases/permits (1)	7,805	23,315	23,117	185,178	239,415

Total	$27,359	$49,636	$54,593	$435,358	$566,946

FOOTNOTES:

(1)	Represents obligations under ground leases, park use permits and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, park use and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. For percentage based lease and permit obligations, the future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration	$—	$23,650	$—	$—	$23,650
Loan funding commitments	765	5,000	—	—	5,765
Capital improvements	32,981	41,892	2,500	1,748	79,121
Pending investments (1)	44,500	—	—	—	44,500

Total	$78,246	$70,542	$2,500	$1,748	$153,036

FOOTNOTES:

(1)	We have committed to acquire two marina properties with an aggregate purchase price of approximately $22.5 million, and 46 condominiumized retail and commercial spaces at the Northstar Commercial Village in Lake Tahoe, California for $22.0 million. These transactions are subject to the fulfillment of certain conditions. There can be no assurance that any or all of these conditions will be satisfied or that the transactions will ultimately be completed.

SUBSEQUENT EVENTS

On July 13, 2007, we entered into an amended and restated loan agreement with Colonial Bank, N.A. converting the $20.0 million revolving line of credit agreement dated February 13, 2007 to a $25.0 million three year, non-revolving construction loan with substantially similar terms as the original line of credit. The construction loan will be used to finance improvements at the Bretton Woods Resort.

On July 18, 2007 we approved a capital expansion project for $12.1 million at Cypress Mountain to build a 50,000 square foot base lodge in preparation for hosting the 2010 Winter Olympic freestyle skiing and snowboarding events. The majority of the funding for this project will come from a construction loan obtained by the tenant of this property. We have agreed to make scheduled annual contributions to ultimately purchase the improvements. As contributions are made, the tenant will pay additional base rent under the terms of the lease.

On August 1, 2007, we acquired two additional marina properties for an aggregate purchase price of $12.1 million. The properties are being leased to Marinas International under long-term triple net leases for a term of 20 years and four five-year renewal options.

On August 7, 2007, we acquired two ski resort properties in Maine for an aggregate purchase price of $76.5 million from American Ski Corporation. The properties are being leased to affiliates of Boyne USA under long-term triple net leases which are coterminous with our other leases to Boyne. In connection with the transaction, we agreed to sell a portion of the developable land to Boyne for approximately $13.3 million. The sale of the developable land is subject to certain events such as subdivision of parcels, and is expected to be completed within one year.

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt	$2,515	$7,050	$7,392	$14,258	$8,146	$229,436	$268,797	$268,797

Weighted average interest rate of maturities	6.22%	6.84%	6.81%	6.36%	6.76%	6.43%	6.44%	—

Variable rate debt	—	6,000	—	—	—	—	6,000	6,000

Weighted average interest rate	—	Libor + 2.25%	—	—	—	—	—	—

Total debt	$2,515	$13,050	$7,392	$14,258	$8,146	$229,436	$274,797	$274,797

We believe the total carrying value of our long-term debt approximates the fair value based on current rates we could obtain for similar borrowings.

As of June 30, 2007, we had ten loans receivable in the aggregate amount of approximately $118.0 million. See description above under “Mortgages and Other Notes Receivable” in Item 2, Management’s Discussion and Analysis. On one such loan we are entitled to receive interest based on the one-month LIBOR rate plus 7.0%. LIBOR on June 29, 2007 was approximately 5.32% in comparison to 4.74% on March 10, 2006, the date we acquired the loan. We estimate that a decrease in LIBOR of one percent would have resulted in a decrease in interest income of $71,000 for the six months ended June 30, 2007. This information is provided to indicate our exposure to interest rate change and it is not intended to predict future results. Our actual results will likely vary. The other nine loans entitle us to receive interest at fixed rates.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings – None.

Item 1A.	Risk Factors – No material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

As of June 30, 2007, we sold approximately $1.7 billion (166.3 million shares) in connection with our offerings, including approximately $40.4 million (4.3 million shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from our offerings do not include 20,000 shares purchased by the advisor for $200,000 preceding the commencement of our 1st Offering or 117,708 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., a company affiliated with our advisor and wholly owned indirectly by our chairman of the board and his wife. As of June 30, 2007, we incurred the following aggregate expenses in connection with the issuance of our registered securities on both of our offerings (in thousands):

Selling commissions	$112,992
Marketing support fee and due diligence expense reimbursements	47,016
Offering costs and expenses	26,019

Offering and stock issuance costs (1)	$186,027

FOOTNOTES:

(1)	The total amount of selling commissions, marketing support fees, due diligence expense reimbursements and other organizational and offering expenses are subject to an expense cap and may not exceed 13% of the gross offering proceeds. We are not obligated to pay our advisor or certain of its affiliates costs that exceed the 13% limitation. As of June 30, 2007, there were no offering costs in excess of the 13% limitation that had been billed to us.

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

Our net offering proceeds, after deducting the total expenses described above, were approximately $1.5 billion at June 30, 2007. As of June 30, 2007, we invested approximately $1.4 billion in properties, loans and other permitted investments.

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

Redemption of Shares

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of our outstanding common stock at the beginning of such 12-month period. For the six months ended June 30, 2007, we have redeemed the following shares:

Period	Total Number Of Shares Redeemed	Average Price Per Share	Amount
April 1 – June 30, 2007	197,020	$9.50	$1,871,686

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan	Maximum Number Of Shares That May Yet Be Purchased Under The Plan
April 1, 2007 through April 30, 2007	197,020	$9.50	197,020	2,377,169
May 1, 2007 through May 31, 2007		—		2,377,169
June 1, 2007 through June 30, 2007		—		2,377,169

Total	197,020		197,020

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held in Orlando, Florida on June 20, 2007.

(b)	Each of our five directors was re-elected. Those directors are: Bruce Douglas, Dennis N. Folken, Robert J. Woody, Robert A. Bourne and James M. Seneff, Jr.

(c)	The meeting was held for the purpose of (i) electing the board of directors, (ii) voting on certain amendments to our articles of incorporation and (iii) transacting such other business as may properly have come before the meeting or any adjournment or postponement thereof.

The three proposals were submitted to a vote of stockholders and received votes as follows:

1.	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
Bruce Douglas	70,853,863	718,071
Dennis N. Folken	70,864,450	707,484
Robert J. Woody	70,859,945	711,989
Robert A. Bourne	70,859,604	712,330
James M. Seneff, Jr.	70,861,448	710,486

2.	To amend certain provisions of the Articles of Incorporation:

At the annual meeting of stockholders, stockholders were asked to vote on certain amendments to sections 10.1, 10.2, 10.3 and 12.1 of our articles of incorporation, which amendments were sought by the Pennsylvania Securities Commission as a condition to our authorization to sell shares of our common stock under our current offering to persons in Pennsylvania. The proposed amendments were as follows:

The amendment to section 10.1 of the articles would reduce the requisite vote needed to amend the Articles from two-thirds to a majority of our outstanding shares of common stock.

The amendments to sections 10.2 and 10.3 of the Articles would add a requirement that the Company obtain the approval of its stockholders in connection with certain mergers, reorganizations or sales of material portions of our assets, except in very limited circumstances that would not require a stockholder vote, that would not otherwise have been required to be approved by the Company’s stockholders in accordance with Maryland law, the jurisdiction under which the Company is organized.

The amendment to section 12.1 of the Articles would remove a reference to Maryland law in order to avoid any implication that the Company may rely upon the broad scope of Maryland law in order to override certain governance guidelines with which the Company, and all other unlisted REITs, already comply.

Proposal two was adjourned and reconvened twice to enable us to seek sufficient votes to adopt the proposal, with the final vote taking place on July 27, 2007. Proposal two, which required the affirmative vote of two-thirds of the shares of the Company’s common stock, failed to receive the requisite vote. The final vote is as follows:

For	Against	Abstentions
81,718,422	1,982,783	5,386,173

However, we obtained an extension from the Pennsylvania Securities Commission until July 31, 2008 to obtain approval of the amendments, the failure of which will require us to cease the sale of its common stock to residents of Pennsylvania and to cause us to offer rights of rescission to any Pennsylvania residents who purchased our common stock in the 2nd Offering.

3.	To transact such other business as may properly have come before the meeting or any adjournment or postponement thereof:

For	Against	Abstentions
66,827,677	1,128,820	3,615,437

Item 5.	Other Information – None

Item 6.	Exhibits

The following documents are filed or incorporated as part of this report.

10.1	Schedule of Omitted Documents (Previously filed as Exhibit 10.62 to Post Effective Amendment No. Seven to the Registration Statement on Form S-11 (File No. 333-128662) filed July 16, 2007 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of August, 2007.

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