Form 10-Q
period 2007-09-30
CNL INCOME PROPERTIES INC
filed 2007-11-13
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of common stock outstanding as of November 5, 2007 was 185,496,457.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	September 30, 2007	December 31, 2006
ASSETS
Real estate investment properties under operating leases, net	$1,189,908	$464,892
Cash	317,047	296,163
Investments in unconsolidated entities	173,979	178,672
Mortgages and other notes receivable, net	129,111	106,356
Intangibles, net	35,407	21,034
Prepaid expenses and other assets	33,213	25,928
Accounts and other receivables	21,042	3,269
Restricted cash	4,881	1,235
Deposits on pending real estate investments	1,000	6,150

Total Assets	$1,905,588	$1,103,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$270,195	$69,996
Security deposits	31,820	14,720
Line of credit	19,000	3,000
Other liabilities	11,240	3,634
Accounts payable and accrued expenses	6,349	2,071
Due to affiliates	3,468	11,084

Total Liabilities	342,072	104,505

Commitments and contingencies

Rescindable common stock (5,048 and 2,169 shares issued and outstanding, respectively)	50,478	21,688

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 178,019 and 114,035 shares issued and 177,361 and 113,731 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	1,774	1,137
Capital in excess of par value	1,569,565	997,826
Accumulated earnings	49,600	25,285
Accumulated distributions	(111,287)	(44,995)
Accumulated other comprehensive income (loss)	3,386	(1,747)

	1,513,038	977,506

Total Liabilities and Stockholders’ Equity	$1,905,588	$1,103,699

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income from operating leases	$34,116	$4,705	$82,825	$7,529
Interest income on mortgages and other notes receivable	2,566	1,874	8,400	3,955
Other operating income	1,884	—	5,323	—

Total revenue	38,566	6,579	96,548	11,484

Expenses:
Asset management fees to advisor	3,980	1,415	10,277	3,634
General and administrative	2,775	1,364	6,820	3,538
Ground lease and permit fees	1,343	411	3,909	698
Repairs and maintenance	1,125	171	1,435	171
Loan loss provision	1,557	—	1,557	—
Other operating expenses	2,474	—	4,987	—
Depreciation and amortization	20,267	2,542	44,893	3,719

Total expenses	33,521	5,903	73,878	11,760

Operating income (loss)	5,045	676	22,670	(276)

Other income (expense):
Interest and other income	2,945	1,783	7,748	4,941
Interest expense and loan cost amortization	(4,588)	(248)	(10,171)	(420)
Equity in earnings of unconsolidated entities	2,084	3,829	4,068	10,650

Total other income	441	5,364	1,645	15,171

Net income	$5,486	$6,040	$24,315	$14,895

Earnings per share of common stock (basic and diluted)	$0.03	$0.10	$0.16	$0.28

Weighted average number of shares of common stock outstanding (basic and diluted)	176,183	61,073	150,741	53,078

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2007 and Year Ended December 31, 2006 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value			Accumulated	Total
	Number of Shares	Par Value		Accumulated Earnings	Accumulated Distribution	Comprehensive Loss	Stockholders’ Equity	Comprehensive Income
Balance at December 31, 2005	37,978	$380	$329,621	$5,900	$(11,269)	$—	$324,632
Subscriptions received for common stock through public offering and reinvestment plan	76,033	760	753,269	—	—	—	754,029
Redemption of common stock	(280)	(3)	(2,655)	—	—	—	(2,658)
Stock issuance and offering costs	—	—	(82,409)	—	—	—	(82,409)
Net income	—	—	—	19,385	—	—	19,385	$19,385
Distributions, declared and paid ($0.5622 per share)	—	—	—	—	(33,726)	—	(33,726)
Foreign currency translation adjustment	—	—	—	—	—	(1,747)	(1,747)	(1,747)

Total comprehensive income	—	—	—	—	—	—	—	$17,638

Balance at December 31, 2006	113,731	$1,137	$997,826	$25,285	$(44,995)	$(1,747)	$977,506
Subscriptions received for common stock through public offering and reinvestment plan	63,984	640	642,902	—	—	—	643,542
Redemption of common stock	(354)	(3)	(3,367)	—	—	—	(3,370)
Stock issuance and offering costs	—	—	(67,796)	—	—	—	(67,796)
Net income	—	—	—	24,315	—	—	24,315	$24,315
Distributions, declared and paid ($0.45 per share)	—	—	—	—	(66,292)	—	(66,292)
Foreign currency translation adjustment	—	—	—	—	—	5,133	5,133	5,133

Total comprehensive income	—	—	—	—	—	—	—	$29,448

Balance at September 30, 2007	177,361	$1,774	$1,569,565	$49,600	$(111,287)	$3,386	$1,513,038

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$73,088	$21,135

Investing activities:
Acquisition of properties	(704,686)	(119,240)
Capital improvements	(36,239)	—
Investments in unconsolidated entities	(166)	(14,720)
Distribution of loan proceeds from unconsolidated entity	—	43,702
Issuance of mortgage loans receivable	(22,000)	(51,800)
Collection of mortgage note receivable	—	3,000
Deposits applied toward real estate investments	5,150	100
Acquisition costs and fees paid	(30,366)	(11,993)
Short-term investments	(63)	(8,000)
Increase in restricted cash	(3,646)	(620)

Net cash used in investing activities	(792,016)	(159,571)

Financing activities:
Subscriptions received from stockholders (including rescindable shares)	672,332	271,719
Redemptions of common stock	(3,370)	(1,164)
Stock issuance costs	(74,797)	(31,112)
Borrowings under line of credit, net of payments	16,000	3,893
Proceeds from mortgage loans and other notes payables	202,468	—
Principal payments on mortgage loans	(2,234)	—
Principal payments on capital lease obligations	(915)	—
Payment of loan costs	(3,568)	(138)
Distributions to stockholders	(66,292)	(21,490)

Net cash provided by financing activities	739,624	221,708

Effect of exchange rate fluctuations on cash	188	(392)

Net increase in cash	20,884	82,880
Cash at beginning of period	296,163	93,805

Cash at end of period	$317,047	$176,685

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Allocation of acquisition fees to real estate investments	$27,811	$4,950

Assumption of capital leases in connection with acquisition	$4,026	$—

Note payable obtained in connection with acquisition	$22,000	$—

See accompanying notes to condensed consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Income Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company invests in lifestyle properties in the United States and Canada that are leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators who are significant industry leaders. To a lesser extent, the Company also leases properties to taxable REIT subsidiary (“TRS”) tenants and engages independent third-party managers to operate those properties. In addition, the Company offers mortgage, mezzanine and other loans related to interests in lifestyle real estate. As of September 30, 2007, the Company had a portfolio of 74 lifestyle properties, including ten owned through unconsolidated ventures, in the following asset classes: Marinas, Ski and Mountain Lifestyle, Destination Retail, Golf Courses, Merchandise Marts, Attractions and Dealerships. The Company has also made 11 loans, ten of which are outstanding.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim period presented. Operating results for the nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. Amounts as of December 31, 2006 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date, but do not include all disclosures required by accounting principles generally accepted in the United States of America. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

Mortgages and Other Notes Receivable – Mortgages and other notes receivable are recorded at the stated principal amounts net of deferred loan origination costs or fees. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note. An allowance for loan loss is calculated by comparing the carrying value of the note to the value of the underlying collateral. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan loss. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized as collected. As of September 30, 2007, the Company established an allowance for loan loss of approximately $1.6 million.

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

Recent Accounting Pronouncements – In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for our fiscal year beginning January 1, 2008. The Company does not believe that it is an investment

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

company under the provisions of SOP 07-1 and does not expect to retain specialized investment company accounting for any of its consolidated or equity method investments where the investment entity may be deemed an investment company. Accordingly, the Company does not expect the adoption of SOP 07-1 to have a material impact on its financial position or results of operations.

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

During the nine months ended September 30, 2007, the Company acquired the following real estate investment properties and portfolios and entered into long-term triple-net leases with third-party tenants (in thousands):

Property	Location	Date of Acquisition	Purchase Price	Transaction Costs	Total
Brighton Ski Resort	Utah	1/08/07	$35,000	$1,589	$36,589
Clear Creek Golf Club	Texas	1/11/07	1,888	100	1,988
Booth Creek Ski Portfolio	4 Various	1/19/07	172,081	9,548	181,629
The PARC Portfolio	7 Various	4/6/07	312,000	20,629	332,629
Magic Springs Theme Parks	Arkansas	4/16/07	20,000	1,109	21,109
Manasquan and Crystal Point Marinas	New Jersey	6/8/07	14,553	960	15,513
Mountain High Ski Resort	California	6/29/07	45,000	2,034	47,034
Holly Creek Resort and Eagle Cove Marinas	Tennessee	8/1/2007	12,125	760	12,885
Sugarloaf Mountain and Sunday River Ski Resorts	Maine	8/7/2007	76,500	4,039	80,539
Great Lakes Marina	Michigan	8/20/2007	10,088	680	10,768

Total			$699,235	$41,448	$740,683

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

3.	Real Estate Investment Properties (Continued):

The following summarizes the allocation of purchase price and transaction costs for the properties acquired during the nine months ended September 30, 2007 (in thousands):

Total Purchase Price Allocation
Land	$197,100
Land improvements	223,405
Leasehold interests	35,549
Buildings	125,354
Equipment	144,116
Intangible – trade name	568
Intangible – in place leases	14,591

Total	$740,683

The above purchase price allocation is preliminary. The final allocations of purchase price may include additional transaction costs and such other adjustments as not yet determined and are expected to be finalized by December 31, 2007.

As of September 30, 2007 and December 31, 2006, real estate investment properties under operating leases consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Land & land improvements	$634,283	$218,958
Leasehold interest	117,160	80,958
Buildings	246,112	112,221
Equipment	245,030	61,094
Less: accumulated depreciation	(52,677)	(8,339)

	$1,189,908	$464,892

4.	Intangible Assets:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2007 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
In place leases	19.2 years	$24,247	$910	$23,337
Trade name	42.5 years	10,847	202	10,645
Trade name	Indefinite	1,425	—	1,425

		$36,519	$1,112	$35,407

Amortization expense of approximately $361,000 and $953,000 was recorded for the quarter and nine months ended September 30, 2007, respectively.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

5.	Investment in Unconsolidated Entities:

The following presents financial information for the unconsolidated entities for the quarters and nine month periods ended September 30, 2007 and 2006 and as of September 30, 2007 and December 31, 2006 (in thousands):

Summarized Operating Data

	Quarter Ended September 30, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$10,923	$6,633	$2,954	$1,101	$21,611
Property operating expenses	(8,222)	(182)	(1,505)	(626)	(10,535)
Depreciation & amortization expense	(1,788)	(2,237)	(820)	(402)	(5,247)
Interest expense	(1,015)	(2,325)	(649)	(789)	(4,778)
Interest and other income	—	4	16	83	103

Net income (loss)	$(102)	$1,893	$(4)	$(633)	$1,154

Income (loss) allocable to other venture partners	$110	$(621)	$(19)	$(637)	$(1,167)

Income (loss) allocable to the Company (1)	$(212)	$2,514	$15	$4	$2,321
Amortization of capitalized costs	(55)	(124)	(45)	(13)	(237)

Equity in earnings (loss) of unconsolidated entities	$(267)	$2,390	$(30)	$(9)	$2,084

Distributions declared to the Company	$—	$2,824	$517	$418 (2)	$3,759

Distributions received by the Company	$—	$1,985	$550	$— (2)	$2,535

	Quarter Ended September 30, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$11,621	$6,585	$2,724	$1,176	$22,106
Property operating expenses	(8,050)	(172)	(1,498)	(517)	(10,237)
Depreciation & amortization expense	(1,676)	(1,942)	(940)	(355)	(4,913)
Interest expense	(1,015)	(2,096)	(693)	(774)	(4,578)
Interest and other income	4	5	57	72	138

Net income (loss)	$884	$2,380	$(350)	$(398)	$2,516

Income (loss) allocable to other venture partners	$269	$(83)	$(1,142)	$(641)	$(1,597)

Income allocable to the Company (1)	$615	$2,463	$792	$243	$4,113
Amortization of capitalized costs	(102)	(120)	(52)	(10)	(284)

Equity in earnings of unconsolidated entities	$513	$2,343	$740	$233	$3,829

Distributions declared to the Company	$—	$2,815	$629	$515 (2)	$3,959

Distributions received by the Company	$—	$2,694	$1,282	$— (2)	$3,976

INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

5.	Investment in Unconsolidated Entities:

Summarized Operating Data

	Nine Months Ended September 30, 2007
	Wolf Partnership		DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$28,409		$22,884	$8,678	$4,000	$63,971
Property operating expenses	(23,819)		(601)	(4,117)	(1,851)	(30,388)
Depreciation & amortization expense	(5,311)		(6,671)	(2,699)	(1,209)	(15,890)
Interest expense	(3,014)		(6,930)	(1,957)	(2,342)	(14,243)
Interest and other income	41		13	53	152	259

Net income (loss)	$(3,694)		$8,695	$(42)	$(1,250)	$3,709

Income (loss) allocable to other venture partners	$(1,143)		$1,234	$54	$(1,220)	$(1,075)

Income (loss) allocable to the Company (1)	$(2,551)		$7,461	$(96)	$(30)	$4,784
Amortization of capitalized costs	(169)		(372)	(135)	(40)	(716)

Equity in earnings (loss) of unconsolidated entities	$(2,720)		$7,089	$(231)	$(70)	$4,068

Distributions declared to the Company	$—		$7,904	$1,749	$840 (2)	$10,493

Distributions received (refunded) by the Company	$(1,226	) (3)	$7,349	$2,417	$— (2)	$8,540

Summarized Operating Data

	Nine Months Ended September 30, 2006
	Wolf Partnership		DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$30,832		$22,243	$8,560	$3,645	$65,280
Property operating expenses	(23,641)		(603)	(4,178)	(1,584)	(30,006)
Depreciation & amortization expense	(4,663)		(5,887)	(2,986)	(1,197)	(14,733)
Interest expense	(2,096)		(6,463)	(1,996)	(2,273)	(12,828)
Interest and other income	61		9	441	132	643

Net income (loss)	$493		$9,299	$(159)	$(1,277)	$8,356

Income (loss) allocable to other venture partners	$(309)		$2,258	$(2,833)	$(2,094)	$(2,978)

Income allocable to the Company (1)	$802		$7,041	$2,674	$817	$11,334
Amortization of capitalized costs	(131)		(373)	(139)	(41)	(684)

Equity in earnings of unconsolidated entities	$671		$6,668	$2,535	$776	$10,650

Distributions declared to the Company	$1,535		$7,963	$1,712	$1,017 (2)	$12,227

Distributions received by the Company	$3,517		$7,936	$2,707	$— (2)	$14,160

FOOTNOTES:

(1)	Income is allocated to the Company using the hypothetical liquidation at book value method of accounting.
(2)	The Company is entitled to receive interest payments on an $8.8 million mezzanine loan made to the Intrawest Canadian Venture. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities.
(3)	During the nine months ended September 30, 2007, the Company refunded an over-distribution from the Wolf Partnership that was received in the fourth quarter of 2006.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

5.	Investment in Unconsolidated Entities (Continued):

Summarized Balance Sheet Data

	As of September 30, 2007
	Wolf Partnership		DMC Partnership	Intrawest Venture US	Intrawest Venture Canada		Total
Real estate assets, net	$106,423		$250,126	$72,663	$34,200		$463,412
Intangible assets, net	407		10,720	1,771	960		13,858
Other assets	6,551		6,286	4,943	6,152		23,932
Mortgages and other notes payable	63,000		151,928	44,017	37,633	(1)	296,578
Other liabilities	6,448		6,957	4,455	6,372		24,232
Partners’ capital (deficit)	43,933		108,247	30,905	(2,693)		180,392

Difference between carrying amount of investment and the Company’s share of partners’ capital	2,452		8,256	4,825	1,316		16,849

Carrying amount of investment	33,064		97,827	33,127	9,961	(1)	173,979	(2)

Percentage of ownership at end of reporting period	69.7	% (3)	80.0%	80.0%	80.0%

	As of December 31, 2006
	Wolf Partnership		DMC Partnership	Intrawest Venture US	Intrawest Venture Canada		Total
Real estate assets, net	$110,317		$252,714	$74,990	$30,061		$468,082
Intangible assets, net	523		10,963	2,131	1,050		14,667
Other assets	7,340		6,308	5,307	2,392		21,347
Mortgages and other notes payable	63,000		153,965	44,707	33,900	(1)	295,572
Other liabilities	7,803		6,588	5,171	2,727		22,289
Partners’ capital (deficit)	47,377		109,432	32,550	(3,124)		186,235

Difference between carrying amount of investment and the Company’s share of partners’ capital	1,764		8,099	3,548	863		14,274

Carrying amount of investment	34,928		98,112	36,774	8,858	(1)	178,672	(2)

Percentage of ownership at end of reporting period	70.0%		80.0%	80.0%	80.0%

FOOTNOTES:

(1)	This amount includes a mezzanine loan made to the Intrawest Venture in connection with two Canadian properties.
(2)	This amount includes distributions receivable of approximately $3.3 million and $2.2 million as of September 30, 2007 and December 31, 2006, respectively.
(3)	During the nine months ended September 30, 2007, the Company’s partner made a capital contribution which decreased the Company’s proportionate ownership percentage.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

6.	Mortgages and Other Notes Receivable:

As of September 30, 2007, the Company had the following loans outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity date	Interest Rate		Loan Principal Amount	Accrued Interest
Plaza Partners, LLC (1) (condominium conversion)	2/28/2006	2/28/2007	19.0%		$16,800	$1,727
Mizner Court Holdings, LP (2) (condominium conversion)	3/10/2006	11/9/2007	LIBOR + 7.0%		15,000	—
Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009	13.50%		40,000	2,010
Marinas International, Inc. (four marinas)	12/22/2006	12/22/2021	10.25%		39,151	674
Booth Creek Resort Properties LLC (two ski properties & one parcel of land)	1/18/2007	1/19/2010	15.0	% (3)	12,000	595

Total					122,951	$5,006

Accrued interest					5,006
Acquisition fees, net					2,995
Allowance for loan loss (2)					(1,557)
Loan origination fees, net					(284)

Total carrying amount					$129,111

FOOTNOTES:

(1)	On February 28, 2007, the loan matured. However, the borrower was unable to repay the loan. The Company deemed the loan impaired and ceased its recording of interest upon the loan’s maturity. On June 15, 2007, the Company filed a complaint in the Ninth Judicial Circuit Court for Orange County, Florida to foreclose on the collateral of the loan. The Company believes, based on a recently obtained appraisal and current market conditions, that the underlying collateral exceeds the full principal amount of the loan and all accrued interest. As a result, a valuation allowance has not been established for this loan.
(2)	On July 9, 2007, Mizner Court Holdings, LP defaulted on its loan payment, at which point the Company deemed the loan to be impaired and ceased recording interest income. During the quarter ended September 30, 2007, the Company made approximately $880,000 in payments due under the borrower’s first mortgage on behalf of Mizner in order to protect the Company’s investment position. In addition, on October 9, 2007, the Company paid approximately $314,000 to cover operating shortfalls at the property. These amounts were expensed as incurred and are included in other operating expenses in the accompanying condensed consolidated statement of operations. The Company engaged an independent appraiser to assist in determining whether the fair value of the collateral property for this loan is sufficient to cover the amount of the loan including all accrued interest and fees. Based on the current appraised value, the Company established an allowance for loan loss of approximately $1.6 million relating to this loan. However, due to the favorable condition of the property, its location and improving local market trends, the Company believes the property is an asset that fits within its long-term investment strategy. As such, the Company is currently in the process of taking ownership of the property and arranging refinancing.
(3)	Pursuant to the three loan agreements with an aggregate principal of $12.0 million, the loans require monthly interest-only payments for the first three years based on an annual percentage rate of 9.0%. The loans are cross-collateralized by two ski properties and one parcel of land and may be prepaid anytime after 60 days written notice from the borrower. At maturity, in addition to the entire unpaid principal balance, accrued and unpaid interest, and any other sums due thereunder, the borrower agreed to pay an exit fee equal to the aggregate of monthly interest payments that would have been payable if the interest rate had been 15.0% rather than 9.0%.

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

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

7.	Public Offerings, Stockholders’ Equity and Rescindable Common Stock:

On April 4, 2006, the Company commenced its second offering of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “2nd Offering”) pursuant to a registration statement filed with the United States Securities Exchange and Commission on Form S-11 under the Securities Act of 1933. The Company incurs costs in connection with its offerings and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of its offerings. As of September 30, 2007, the Company raised approximately $1.8 billion in proceeds and incurred stock issuance costs of approximately $199.2 million in connection with its offerings.

As of September 30, 2007, the Company received subscriptions of approximately $50.5 million (5,047,768 shares) from investors in the Commonwealth of Pennsylvania under the 2nd Offering. The Company has agreed to extend a written offer of rescission to those investors to redeem the shares at the price at which the shares were originally sold if certain proposed amendments to the Company’s articles of incorporation, as requested by the Pennsylvania Securities Commission, are not approved by its stockholders. These shares are presented as rescindable common stock outside of stockholders’ equity in the accompanying balance sheets. On July 24, 2007, the Pennsylvania Securities Commission granted the Company an extension through July 31, 2008 to obtain stockholder approval of the amendments.

8.	Indebtedness:

On February 9, 2007, the Company received a $24.7 million loan from Sun Life Assurance Company of Canada (“Sun Life”). The loan is collateralized by mortgages on five golf properties. The loan bears interest annually at a fixed rate of 6.35% for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period and a final payment of the remaining principal amount and interest due upon maturity. Prepayment for the loan is prohibited for the first two years after which early repayment is subject to a prepayment fee. The loan is cross-defaulted with the Company’s other golf financings obtained from Sun Life.

On February 13, 2007, the Company entered into a $20.0 million revolving line of credit agreement with Colonial Bank, N.A. On April 23, 2007, Colonial Bank, N.A. extended the maturity of the Company’s $20.0 million revolving line of credit dated February 13, 2007, from May 1, 2007 through July 31, 2007. On July 13, 2007, the Company entered into an amended and restated loan agreement with Colonial Bank, N.A. converting the $20.0 million revolving line of credit agreement dated February 13, 2007 to a $25.0 million three year, non-revolving construction loan with substantially similar terms as the original line of credit. The construction loan is being used to finance improvements at the Bretton Woods Resort.

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

On June 8, 2007, the Company borrowed approximately $42.0 million as part of a series of golf course property financings with Sun Life and certain of its affiliates. The borrowing is comprised of eight separate loans, each of which is collateralized by a mortgage or deed of trust on one golf course property. Each loan bears interest annually at a fixed rate of 6.58% for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period. At the end of ten years, there is a balloon payment for the remaining principle and interest due on the loan. Prepayment on the loan is prohibited for the first two years, after which early prepayment is allowed but is subject to a prepayment fee. The loan is cross-defaulted with the Company’s other golf financings obtained from Sun Life.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

8.	Indebtedness (continued):

Total indebtedness of the Company consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Mortgages payable	$241,357	$63,158
Seller financing	28,838	6,838

	270,195	69,996
Revolving line of credit	19,000	3,000

Total	$289,195	$72,996

9.	Related Party Arrangements:

On June 1, 2007, the Company’s advisor filed a certificate of conversion with the State of Florida to change its name and form of entity from CNL Income Corp. to CNL Income Company, LLC. The certificate of conversion will have no effect on the advisory agreement and related agreements except to change the name from CNL Income Corp. to CNL Income Company, LLC and to change the form of advisor from a corporation to a limited liability company.

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

During the quarter and nine months ended September 30, 2007 and 2006, the Company incurred the following fees (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Selling commissions	$7,736	$5,200	$44,180	$17,791
Marketing support fee & due diligence expense reimbursements	3,320	2,228	18,956	7,230

Total	$11,056	$7,428	$63,136	$25,021

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

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

9.	Related Party Arrangements (continued):

During the quarter and nine months ended September 30, 2007 and 2006, the advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Acquisition fees: (1)
Acquisition fees from offering proceeds	$3,971	$2,197	$19,870	$8,077
Acquisition fees from debt proceeds	—	—	6,004	1,323

Total	3,971	2,197	25,874	9,400

Asset management fees: (2)	3,980	1,415	10,277	3,634

Reimbursable expenses:
Offering costs	2,120	1,107	4,660	9,087
Acquisition costs	241	795	1,100	2,148
Operating expenses (3)	696	563	1,384	935

Total	3,057	2,465	7,144	12,170

Total fees earned and reimbursable expenses	$11,008	$6,077	$43,295	$25,204

FOOTNOTES:

(1)	Acquisition fees for services in the selection, purchase, development or construction of real property are generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	This amount represents asset management fees equal to 0.08334% per month of the Company’s real estate asset value and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. Operating expenses did not exceed the Expense Cap for the expense years ended September 30, 2007 and 2006.

[Intentionally left blank]

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

9.	Related Party Arrangements (continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	September 30, 2007	December 31, 2006
Due to the advisor and its affiliates:
Offering expenses	$591	$4,374
Asset management fees	1,401	646
Operating expenses	497	323
Acquisition fees and expenses	285	1,829

Total	$2,774	$7,172

Due to CNL Securities Corp:
Selling commissions	$486	$2,738
Marketing support fees and due diligence expense reimbursements	208	1,174

Total	$694	$3,912

Total due to affiliates	$3,468	$11,084

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits of approximately $1.0 million and $3.5 million in that bank at September 30, 2007 and December 31, 2006, respectively.

10.	Redemption of Shares:

During the quarter and nine months ended September 30, 2007 the Company redeemed approximately 156,990 and 354,000 shares of common stock at an average price of $9.52 and $9.51 per share, respectively, for a total of approximately $1.5 million and $3.4 million, respectively. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. These shares are considered retired and will not be reissued.

11.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its real estate investment trust taxable income. The Company intends to make, and the board of directors currently intends to declare, regular distributions on a monthly basis generally using the first day of the month as the record date. For the nine months ended September 30, 2007, the Company declared and paid distributions of approximately $66.3 million ($0.45 per share).

For the nine month period ended September 30, 2007, approximately 68.75% of the distributions were considered ordinary income and approximately 31.25% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

12.	Commitments & Contingencies:

The Company has commitments under ground leases, park use permits and land permits. Ground lease payments, park use and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the Company’s third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $3.9 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

12.	Commitments & Contingencies (continued):

The Company has commitments to fund equipment replacements and other capital improvement projects for its properties. The Company expects to make approximately $16.0 million of such capital expenditures during the last three months of the year ending December 31, 2007.

13.	Subsequent Events:

The Company’s board of directors declared distributions of $0.05 per share to stockholders of record at the close of business on October 1, 2007 and November 1, 2007. These distributions are to be paid by December 31, 2007.

On October 2, 2007, the Company acquired the Northstar Commercial Village in Lake Tahoe, California from Booth Creek for $22.0 million and leased it back on a long-term triple net basis to Northstar Group Commercial Properties (“NGCP”), a subsidiary of Booth Creek. The property consists of 36 units along the ground level of the Iron Horse and Great Bear Lodge buildings and encompasses an area of approximately 54,300 square feet.

On October 5, 2007, one of the Company’s tenants, Booth Creek, sold its rights in the entities that operate the Summit at Snoqualmie and Loon Mountain resorts to Boyne USA. Boyne USA, another existing tenant of the Company, was assigned the Booth Creek leases for these two ski resorts at closing and will operate the resorts.

On October 15, 2007, the Company obtained a new revolving line of credit with Colonial Bank, N.A. with a current capacity of $100.0 million replacing its existing $20.0 million revolving line of credit. The line of credit is collateralized by a ski property and certain of its marinas and attractions properties. The line of credit and bears interest at the LIBOR plus 2.0% and matures on October 15, 2010.

On October 29, 2007 the Company entered into an asset purchase agreement with affiliates of American Golf Corporation to acquire a portfolio of 28 U.S. golf courses in 11 states for approximately $301.0 million. The properties will be leased and operated by an existing tenant of the Company under long-term triple net leases. The transaction is expected to close by the end of 2007 and is subject to customary closing conditions. There can be no assurance that any or all of the properties will be acquired.

[Intentionally left blank]

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006. Amounts as of December 31, 2006 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the consolidated financial statements, notes and Management’s Discussion and Analysis thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

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

As of September 30, 2007, we had invested through consolidated entities in 21 golf courses, 22 attractions, ten ski and mountain lifestyle properties, ten marinas and one dealership and had made 11 loans, ten of which are outstanding. We had also invested through unconsolidated entities in seven destination retail properties (two of which are located in Canada), one merchandise mart property and two waterpark resorts. Subsequent to September 30, 2007, we acquired one additional property.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other permitted investments, and for the payment of operating expenses and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans will be generated from operations and our investments. The sources of our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, from interest payments on the loans we make and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could significantly decrease our ability to pay distributions to our stockholders. We have also entered into a revolving line of credit with a current capacity of $100.0 million, which will be used to bridge short-term liquidity needs that arise due to timing of cash receipts and payments.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of September 30, 2007, we had received approximately $1.8 billion (182.9 million shares) in total offering proceeds. The following table summarizes our public offerings as of September 30, 2007:

	1st Offering		2nd Offering		Total
	Shares	Proceeds (in millions)	Shares	Proceeds (in millions)	Shares	Proceeds (in millions)
Subscriptions received	51,246,465	$513.0	126,150,370	$1,260.3	177,396,835	$1,773.3
Subscriptions received pursuant to reinvestment plan	861,879	8.2	4,670,787	44.4	5,532,666	52.6
Redemptions	(648,616)	(6.2)	(9,500)	(0.1)	(658,116)	(6.3)

Total	51,459,728	$515.0	130,811,657	$1,304.6	182,271,385	$1,819.6

Number of investors	17,505		41,679		59,184

These proceeds include subscriptions of approximately $50.5 million (5,047,768 shares) received from Pennsylvania investors in connection with our 2nd Offering. If certain proposed amendments to our articles of incorporation are not approved by our stockholders, we have agreed to extend a written offer of rescission to those Pennsylvania investors. Additionally, we will no longer be able to offer our shares for sale to residents of Pennsylvania if such approval is not obtained. However, on July 24, 2007, the Pennsylvania Securities Commission granted us an extension through July 31, 2008 to obtain stockholder approval of the amendments.

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

Our indebtedness consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Mortgages payable	$241,357	$63,158
Seller financing	28,838	6,838

	270,195	69,996
Revolving line of credit	19,000	3,000

Total	$289,195	$72,996

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $73.1 million for the nine months ended September 30, 2007 and consisted primarily of interest earned on uninvested offering proceeds, rental revenues, interest income on mortgages and other notes receivable, the receipt of distributions from our unconsolidated entities and $17.1 million in security deposits from our third-party tenants, offset by payments made for operating expenses (including asset management fees to our advisor), as compared to the net cash flow from operating activities of approximately $21.1 million for the nine months ended September 30, 2006. The fluctuation in operating cash flow is principally due to the increase of our total assets under management and the related revenues and cash flows generated from these investments.

Distributions from Unconsolidated Entities

As of September 30, 2007, we had investments in ten properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities. For the nine months ended September 30, 2007 and 2006, we received operating distributions of approximately $8.5 million and $14.2 million, respectively, from the operation of these entities. These distributions are generally received within 45 days after each quarter end. Distributions receivable from our unconsolidated entities as of September 30, 2007 and December 31, 2006 were approximately $3.3 million and $2.2 million, respectively.

The following table summarizes the change in distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership (1)	DMC Partnership (2)	Intrawest Venture (3)	Total
Nine months ended September 30, 2007	$—	$7,904	$2,589	$10,493
Nine months ended September 30, 2006	1,535	7,963	2,729	12,227

Decrease	$(1,535)	$(59)	$(140)	$(1,734)

FOOTNOTES:

(1)	The Wolf Partnership has been adversely affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater than expected competitive pressures, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We expect that cash flows will continue to be affected by these economic and competitive pressures and do not expect to receive any distributions in the near term. We are working with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term at both of these locations. In addition, On March 1, 2006, the Wolf Partnership obtained a $63.0 million loan encumbering its two waterpark resort properties. The decrease in the distribution declared was partially due to a decrease in cash available for distribution as a result of debt service payments being required for the entire nine months of 2007 as compared to the partial nine month period in 2006.
(2)	The distribution for the nine months ended September 30, 2006 was greater than expected due to a distribution of a one-time payment the partnership received in connection with foregoing certain parking rights, which did not impact the operations of the property. In 2007, the recurring operating cash distributions increased over the same period in 2006 due to an increased lease basis from the lighting expansion at the Trade Mart and an increase in percentage rent.
(3)	The operating cash flows at the Intrawest Venture were not sufficient to provide us with our preferred return for the nine months ended September 30, 2007 and we currently estimate that total distributions for the year ended December 31, 2007 will be less than the same period in 2006 as a result of poor performance of certain resort locations. In addition, during 2006 we had guarantee payments from Intrawest totaling $0.4 million which are not available to us in 2007.

Uses of Liquidity and Capital Resources

Property Acquisitions and Investments in Unconsolidated Entities

During the nine months ended September 30, 2007, we acquired the following properties and portfolios, all of which have been leased under a long-term, triple-net basis to either an affiliate or third-party tenants and managed by third-party operators that we consider significant industry leaders.

Property	Location	Date of Acquisition	Purchase Price (in thousands)
Brighton Ski Resort	Utah	1/08/07	$35,000
Clear Creek Golf Club	Texas	1/11/07	1,888
Booth Creek Ski Portfolio	Four Various	1/19/07	172,081
The PARC Portfolio	Seven Various	4/6/07	312,000
Magic Springs Theme Parks	Arkansas	4/16/07	20,000
Manasquan and Crystal Point Marinas	New Jersey	6/8/07	14,553
Mountain High Ski Resort	California	6/29/07	45,000
Holly Creek and Eagle Cove Marinas	Tennessee	8/1/2007	12,125
Sugarloaf Mountain & Sunday River Ski Resorts	Maine	8/7/2007	76,500
Great Lakes Marina	Michigan	8/20/2007	10,088

Total			$699,235

We acquired one additional property subsequent to September 30, 2007 and have committed to acquire additional properties and to fund development costs for a significant addition to one of our existing properties. See “Events Occurring Subsequent to September 30, 2007” and “Commitments, Contingencies and Contractual Obligations” for additional information.

Mortgages and Other Notes Receivable

As of September 30, 2007, we had the following loans outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity date	Interest Rate		Loan Principal Amount	Accrued Interest
Plaza Partners, LLC(1) (condominium conversion)	2/28/2006	2/28/2007	19.0%		$16,800	$1,727
Mizner Court Holdings, LP (2) (condominium conversion)	3/10/2006	11/9/2007	LIBOR + 7.0%		15,000	—
Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009	13.50%		40,000	2,010
Marinas International, Inc. (four marinas)	12/22/2006	12/22/2021	10.25%		39,151	674
Booth Creek Resort Properties LLC (two ski properties & one parcel of land)	1/18/2007	1/19/2010	15.0	% (3)	12,000	595

Total					122,951	$5,006

Accrued interest					5,006
Acquisition fees, net					2,995
Allowance for loan loss (2)					(1,557)
Loan origination fees, net					(284)

Total carrying amount					$129,111

FOOTNOTES:

(1)

On February 28, 2007, the loan matured. However, the borrower was unable to repay the loan. We deemed the loan impaired and ceased our recording of interest upon the loan’s maturity. On June 15, 2007, we filed a complaint in the Ninth Judicial Circuit Court for Orange County, Florida to foreclose on the collateral of the loan. We believe, based on a recently obtained appraisal and current market conditions, that the underlying collateral exceeds the full principal amount of the loan and all accrued interest. As a result, a valuation allowance has not been established for this loan.

(2)	On July 9, 2007, Mizner Court Holdings, LP defaulted on its loan payment, at which point we deemed the loan to be impaired and ceased recording interest income. During the quarter ended September 30, 2007, we made approximately $880,000 in payments due under the borrower’s first mortgage on behalf of Mizner in order to protect our investment position. In addition, on October 9, 2007, we paid approximately $314,000 to cover operating shortfalls at the property. These amounts were expensed as incurred and are included in other operating expenses in the accompanying condensed consolidated statement of operations. We engaged an independent appraiser to assist in determining whether the fair value of the collateral property for this loan is sufficient to cover the amount of the loan including all accrued interest and fees. Based on the current appraised value, we established an allowance for loan loss of approximately $1.6 million relating to this loan. However, due to the favorable condition of the property, its location and improving local market trends, we believe the property is an asset that fits within our long-term investment strategy. As such, we are currently in the process of taking ownership of the property and arranging refinancing.
(3)	Pursuant to the three loan agreements with an aggregate principal of $12.0 million, the loans require monthly interest-only payments for the first three years based on an annual percentage rate of 9.0%. The loans are cross-collateralized by two ski properties and one parcel of land and may be prepaid anytime after 60 days written notice from the borrower. At maturity, in addition to the entire unpaid principal balance, accrued and unpaid interest, and any other sums due thereunder, the borrower agreed to pay an exit fee equal to the aggregate of monthly interest payments that would have been payable if the interest rate had been 15.0% rather than 9.0%.

We will continue to monitor the value of the collateral for these loans and evaluate our alternatives during the remainder of 2007. In the event additional information indicates changes in the underlying value of the collateral, we may adjust our allowance for loan losses.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, a balanced analysis of both current and expected long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us. Distributions declared and paid were covered by cash flows from operating activities during the quarter and nine months ended September 30, 2007. We expect cash flows from operating activities to exceed distributions for the year ended December 31, 2007.

We do not pay distributions from proceeds from our common stock offerings. We have historically made, and may continue to make, advances under our revolving line of credit to temporarily fund the payment of distributions at the end of each fiscal quarter. We currently have up to $100.0 million available under our revolving line of credit.

Distributions declared and paid during the nine months ended September 30, 2007 and 2006 were $66.3 million and $21.5 million, respectively, and exceeded net income for the nine months ended September 30, 2007 and 2006 by approximately $42.0 million and $6.6 million, respectively. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the nine months ended September 30, 2007, approximately 63.3% of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 31.25% of the distributions for the nine months ended September 30, 2007 constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital.

The following table compares cash flows provided by operations to cash distributions declared (in thousands):

	Nine Months Ended September 30,
	2007	2006
Cash flows provided by operations	$73,088	$21,135
Distributions declared	66,292	21,490

Excess (deficiency)	$6,796	$(355)

In 2006, the deficiency was temporarily funded with an advance under our revolving line of credit.

Common Stock Redemptions

For the quarter and nine months ended September 30, 2007, approximately 156,990 and 354,000 shares, respectively, were redeemed at approximately $1.5 million and $3.4 million, respectively, for an average price per share of $9.52 and $9.51, respectively. These shares are considered retired and will not be reissued.

Related Party Arrangements

On June 1, 2007, our advisor filed a certificate of conversion with the State of Florida to change its name and form of entity from CNL Income Corp. to CNL Income Company, LLC. The certificate of conversion will have no effect on the Advisory Agreement and related agreements except to change the name from CNL Income Corp. to CNL Income Company, LLC and to change the form of advisor from a corporation to a limited liability company.

Certain of our directors and officers hold similar positions with CNL Income Company, LLC which is both a stockholder and our advisor, and CNL Securities Corp., which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, the parent company of our advisor. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $99.3 million and $38.1 million for the nine months ended September 30, 2007 and 2006, respectively. Of these amounts, approximately $3.5 million and $11.1 million are included in the amounts due to affiliates in the accompanying condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively. CNL Income Company, LLC and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the nine months ended September 30, 2007 and 2006 were approximately $7.1 million and $12.2 million, respectively. In addition, to the extent that operating expenses, in any four consecutive fiscal quarters (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the advisor is required to reimburse us the amount by which the total operating expenses paid or incurred exceed the greater of the 2% or 25% threshold (the “Expense Cap”). For the Expense Year ended September 30, 2007, operating expenses did not exceed the Expense Cap.

We maintain accounts at a bank for which our chairman and vice chairman serve as directors. We had deposits of approximately $1.0 million and $3.5 million in those accounts as of September 30, 2007 and December 31, 2006, respectively.

CRITICAL ACCOUNTING POLICIES

Mortgages and other notes receivable are recorded at the stated principal amounts net of deferred loan origination costs or fees. A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the note. An allowance for loan loss is calculated by comparing the carrying value of the note to the value of the underlying collateral. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan loss. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized as collected. As of September 30, 2007, we established an allowance for loan loss of approximately $1.6 million.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for our fiscal year beginning January 1, 2008. We do not believe we are an investment company under the provisions of SOP 07-1 and do not expect to retain specialized investment company accounting for any of our consolidated or equity method investments where the investment entity may be deemed an investment company. Accordingly, we do not expect the adoption of SOP 07-1 to have a material impact on our financial position or results of operations.

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

[Intentionally left blank]

RESULTS OF OPERATIONS

The following tables summarize our operations for the quarter and nine months ended September 30, 2007 as compared to September 30, 2006 (in thousands except per share data):

	Quarters Ended September 30,
	2007	2006	$ Change	% Change
Rental income from operating leases	$34,116	$4,705	$29,411	625.1%
Interest income on mortgages and other notes receivable	2,566	1,874	692	36.9%
Other operating income	1,884	—	1,884	n/a

Total revenue	38,566	6,579	31,987	486.2%

Expenses:
Asset management fees to advisor	3,980	1,415	2,565	181.3%
General and administrative	2,775	1,364	1,411	103.4%
Ground leases and permits	1,343	411	932	226.8%
Repairs and maintenance	1,125	171	954	557.9%
Loan loss provision	1,557	—	1,557	n/a
Other operating expenses	2,474	—	2,474	n/a
Depreciation and amortization	20,267	2,542	17,725	697.3%

Total expenses	33,521	5,903	27,618	467.9%

Operating income (loss)	5,045	676	4,369	646.3%

Other income (expense):
Interest and other income	2,945	1,783	1,162	65.2%
Interest expense and loan cost amortization	(4,588)	(248)	(4,340)	1750.0%
Equity in earnings of unconsolidated entities	2,084	3,829	(1,745)	-45.6%

Total other income	441	5,364	(4,923)	-91.8%

Net income	$5,486	$6,040	$(554)	-9.2%

Earnings per share of common stock (basic and diluted)	$0.03	$0.10	$(0.07)	-70.0%

Weighted average number of shares of common stock outstanding (basic and diluted)	176,183	61,073

[Intentionally left blank]

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Revenues:
Rental income from operating leases	$82,825	$7,529	$75,296	1000.1%
Interest income on mortgages and other notes receivable	8,400	3,955	4,445	112.4%
Other operating income	5,323	—	5,323	n/a

Total revenue	96,548	11,484	85,064	740.7%

Expenses:
Asset management fees to advisor	10,277	3,634	6,643	182.8%
General and administrative	6,820	3,538	3,282	92.8%
Ground leases and permits	3,909	698	3,211	460.0%
Repairs and maintenance	1,435	171	1,264	739.2%
Loan loss provision	1,557	—	1,557	n/a
Other operating expenses	4,987	—	4,987	n/a
Depreciation and amortization	44,893	3,719	41,174	1107.1%

Total expenses	73,878	11,760	62,118	528.2%

Operating income (loss)	22,670	(276)	22,946	8313.8%

Other income (expense):
Interest and other income	7,748	4,941	2,807	56.8%
Interest expense and loan cost amortization	(10,171)	(420)	(9,751)	2321.7%
Equity in earnings of unconsolidated entities	4,068	10,650	(6,582)	-61.8%

Total other income	1,645	15,171	(13,526)	-89.2%

Net income	$24,315	$14,895	$9,420	63.2%

Earnings per share of common stock (basic and diluted)	$0.16	$0.28	$(0.12)	-42.9%

Weighted average number of shares of common stock outstanding (basic and diluted)	150,741	53,078

Rental income from operating leases. The significant increase in rental income for the quarter and nine months ended September 30, 2007 as compared to September 30, 2006 is attributable to our acquisition of additional real estate properties. Approximately 10.1% of the total revenue growth was related to nine properties that were acquired during the nine months ended September 30, 2006 for which we recognized only a partial period of revenue in 2006 as compared to the full nine months ended September 30, 2007. The remaining 89.9% increase in rental revenue is attributable to the 65 properties that we acquired between September 30, 2006 and September 30, 2007. Only one property was owned and leased for both the entire nine month periods ended September 30, 2007 and 2006, which contributed approximately $2.7 million, or 3.3% and 35.9%, respectively, of total rental income during the nine month periods ended September 30, 2007 and 2006.

Interest income on mortgages and other notes receivable. Between September 2005 and March 2007, we made eleven loans to third-party borrowers, which resulted in interest income of approximately $8.4 million and $4.0 for the nine months ended September 30, 2007 and 2006, respectively and approximately $2.6 million and $1.9 million for the quarters ended September 30, 2007 and 2006, respectively. On August 14, 2006, one of the loans was repaid in full. The significant increase in interest income for the nine months ended September 30, 2007 as compared to the same period in 2006 is due to the periods during which the loans were outstanding and bearing interest. Over half of the loans outstanding for the period ended September 30, 2007 were issued subsequent to September 30, 2006. The balance of the loans at September 30, 2007 was approximately $129.1 million as compared to $54.1 million at September 30, 2006.

Other operating income and expense. The other operating income and expenses for the quarter and nine months ended September 30, 2007 as compared to zero for the quarter and nine months ended September 30, 2006 is attributable to the acquisition of Cowboys Golf Club in December 2006, which is operated through a taxable REIT subsidiary. We expect to enter into a long-term lease agreement for the Cowboys Golf Club with a subsidiary of Evergreen Alliance Golf Limited, L.P. (“EAGLE” formerly known as

“EAGL”) by the end of 2007. From the point at which we enter into the long-term lease, golf operating revenues and expenses will be replaced with rental income from the tenant. Other operating expenses also include approximately $1.2 million in debt service payments to senior lenders and operating shortfalls we funded in order to protect our secondary interest in the property that collateralizes our note receivable from Mizner Court Holdings, LP after that borrower defaulted under the loan.

Asset management fees to advisor. Asset management fees of 0.08334% per month of invested assets are paid to the advisor for the acquisition of real estate assets and making loans. Total asset management fees were approximately $4.0 million and $1.4 million for the quarter ended September 30, 2007 and 2006, respectively, and $10.3 million and $3.6 million, respectively for the nine months ended September 30, 2007 and 2006. The increase in such fees is proportional to the acquisition of additional real estate properties and loans made during the periods.

General and administrative. The increase in our general and administrative expenses is principally due to our growth and the overall increase in our operating activities as a result of the properties we have acquired.

Ground leases and permits. Ground lease payments, park use and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of the triple-net leases with those tenants. These expenses have corresponding revenues included in rental income above. The following are the properties subject to such leases or permits:

Properties	Date Acquired	Description
Sunday River Resort	8/7/07	Long-term ground lease

Holly Creek & Eagle Cove Marinas	8/1/07	Two long-term ground leases

Mountain High Ski Resort	6/29/07	U.S. Forest Service ski area permit

The PARC Portfolio	4/06/07	Two long-term ground leases

Booth Creek Ski Portfolio	1/19/07	Three U.S. Forest Service ski area permits

Brighton Ski Resort	1/08/07	U.S. Forest Service ski area permit and one ground lease

Marinas International	12/22/06	Four long-term ground leases

EAGL Golf Portfolio	11/16/06	Three long-term ground leases

Family Entertainment Centers	10/06/06	Three long-term ground leases

Bear Creek Golf Course	9/08/06	Special facilities ground leases agreement with Dallas/Fort Worth International Airport Board

Cypress Mountain Ski Area	5/30/06	Special park use permit from Canadian Provincial Authority

Depreciation and amortization. The increase in depreciation and amortization expense for the quarter and nine months ended September 30, 2007 as compared to 2006 is a direct result of the acquisition of additional real estate as discussed above.

Interest and other income. The increase in interest income is a result of greater average cash on hand from uninvested offering proceeds during the quarter and nine months ended September 30, 2007 as compared to September 30, 2006.

Interest expense and loan cost amortization. The increase in interest expense for the quarter and nine months ended September 30, 2007 as compared to September 30, 2006 is attributable to the increase in notes and mortgages payable. As of September 30, 2007 we have loan obligations totaling $270.2 million with a weighted average interest rate of 6.45%

Equity in earnings. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	Quarter Ended September 30,
	2007	2006	$ Change	% Change
Wolf Partnership	$(267)	$513	$(780)	(152.0)%
DMC Partnership	2,390	2,343	47	2.0%
Intrawest Venture	(39)	973	(1,012)	(104.0)%

Total	$2,084	$3,829	$(1,745)	(45.6)%

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Wolf Partnership	$(2,720)	$671	$(3,391)	(505.4)%
DMC Partnership	7,089	6,668	421	6.3%
Intrawest Venture	(301)	3,311	(3,612)	(109.1)%

Total	$4,068	$10,650	$(6,582)	(61.8)%

Equity in earnings decreased by approximately $1.7 million and $6.6 million for the quarter and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 due to a decrease in income from the Wolf Partnership and the Intrawest Venture offset by a slight increase in income from the DMC Partnership. The Wolf Partnership was adversely affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater competitive pressure, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We are working with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term at both of these locations; however, the effects of the economic downturn and competitive pressure are expected to continue to have an impact on our earnings for the foreseeable future. In addition, on March 1, 2006, the Wolf Partnership obtained a $63.0 million loan encumbering two waterpark resort properties. This resulted in increased interest expense for the nine months ended September 30, 2007 as compared to the partial period in which the loan was outstanding in 2006.

Equity in earnings is recognized using the hypothetical liquidation at book value method (‘HLBV”) of accounting which means we recognize income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Because our equity in earnings is calculated in this manner due to the preferences we receive upon liquidation, we have historically recognized more income than the underlying unconsolidated entities have generated and our partners have historically been allocated significant losses which offset the earnings that we have recorded for these entities. During 2006, our partners’ unreturned capital in the Intrawest Venture was reduced to zero as a result of the losses they have recognized and the distributions that they have received from this venture. Since the date that this occurred we no longer recognize significant amounts of income from this venture and in the future may recognize losses that this entity incurs (on a GAAP basis) which is the primary reason for the reduction in equity in earnings from the Intrawest Venture during 2007 as compared to 2006. While this method of recognizing earnings and losses from the unconsolidated entity is not expected to have an impact on the distributions we receive, it will likely result in reductions or fluctuations in our net income, earnings per share, funds from operations (“FFO”) and FFO per share.

Net income and earnings per share. Our net income and earnings per share are volatile as we are still in the early stages of operation and are experiencing significant growth. These performance measures are significantly affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make large individually significant acquisitions can be dilutive to the earnings per share ratio. During the last 12 months we have been acquiring a significant number of properties that have a greater proportion of fixtures and equipment (ski resorts, attractions and marinas) as compared to the properties previously acquired. This results in a shorter weighted average useful life for our portfolio which causes proportionately higher depreciation expense than we have recorded in the past. This has a negative impact on net income and earnings per share but does not impact FFO and FFO per share. Additionally, the amount of equity in earnings we recognized under the HLBV method of accounting in 2007 versus 2006 and the $1.6 million loan loss provision had a further negative impact on our income and earnings per share as well as FFO and FFO per share.

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

Reconciliation of net income to FFO for the quarter and nine months ended September 30, 2007 and 2006 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$5,486	$6,040	$24,315	$14,895
Adjustments:
Depreciation and amortization	20,267	2,532	44,893	3,702
Net effect of FFO adjustment from unconsolidated entities (1)	5,644	3,526	14,574	9,069

Total funds from operations	$31,397	$12,098	$83,782	$27,666

Weighted average number of shares of common stock outstanding (basic and diluted)	176,183	61,073	150,741	53,078

FFO per share (basic and diluted)	$0.18	$0.20	$0.56	$0.52

FOOTNOTES:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method of accounting.

OFF BALANCE SHEET ARRANGEMENTS

There have been no material changes in our off balance sheet arrangements since the filing of our annual report on Form 10-K for the year ended December 31, 2006.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of September 30, 2007 (in thousands):

Contractual Obligations

	Payments Due by Period
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Line of credit	$19,000	$—	$—	$—	$19,000
Mortgages and other notes payable (principal and interest)	12,201	24,349	31,361	247,716	315,627
Obligations under capital leases	1,650	1,654	30	—	3,334
Obligations under operating leases/permits (1)	7,805	23,315	23,117	185,178	239,415

Total	$40,656	$49,318	$54,508	$432,894	$577,376

FOOTNOTES:

(1)	This amount represents obligations under ground leases, park use permits and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, park use and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. For percentage based lease and permit obligations, the future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration	$—	$23,650	$—	$—	$23,650
Capital improvements	16,017	42,781	7,000	7,000	72,798
Pending investments	22,000	—	—	—	22,000

Total	$38,017	$66,431	$7,000	$7,000	$118,448

EVENTS OCCURING SUBSEQUENT TO SEPTEMBER 30, 2007

On October 2, 2007, we acquired the Northstar Commercial Village in Lake Tahoe, California from Booth Creek for $22.0 million and leased it back on a long-term triple net basis to Northstar Group Commercial Properties (“NGCP”), a subsidiary of Booth Creek. The property consists of 36 units along the ground level of the Iron Horse and Great Bear Lodge buildings and encompasses an area of approximately 54,300 square feet.

On October 5, 2007, our tenant, Booth Creek, sold its rights in the entities that operate the Summit at Snoqualmie and Loon Mountain resorts to Boyne USA. Boyne USA, another of our existing tenant, was assigned the Booth Creek leases for these two ski resorts at closing and will operate the resorts.

On October 15, 2007, we obtained a new revolving line of credit with Colonial Bank, N.A. with a current capacity of $100.0 million replacing our existing $20.0 million revolving line of credit. The line of credit is collateralized by a ski property and certain of our marinas and attractions properties. The line of credit bears interest at the LIBOR plus 2.0% and matures on October 15, 2010.

On October 29, 2007 we entered into an asset purchase agreement with affiliates of American Golf Corporation to acquire a portfolio of 28 U.S. golf courses (22 fee simple and six leasehold interests) in 11 states for approximately $301.0 million. The properties will be leased and operated by one of our existing tenants under long-term triple net leases. The transaction is expected to close by the end of 2007 and is subject to customary closing conditions. There can be no assurance that any or all of the properties will be acquired or if acquired that it will be on the terms and conditions disclosed.

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt	$1,286	$7,050	$7,393	$16,884	$8,146	$229,436	$270,195	$270,195
Weighted average interest rate of maturities	6.23%	6.84%	6.81%	6.36%	6.76%	6.43%	6.45%	—
Variable rate debt	19,000	—	—	—	—	—	19,000	19,000
Weighted average interest rate	Libor + 2.25%	—	—	—	—	—	—	—

Total debt	$20,286	$7,050	$7,393	$16,884	$8,146	$229,436	$289,195	$289,195

We believe the total carrying value of our long-term debt approximates the fair value based on current rates we could obtain for similar borrowings.

As of September 30, 2007, we had ten notes receivable in the aggregate amount of approximately $123.0 million. One such note carried a variable annual interest rate of the one-month LIBOR plus 7.0%. However, the borrower has defaulted on the loan and we are no longer recording interest. Our other notes receivable entitle us to receive interest at fixed rates.

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

We are also indirectly exposed to foreign currency risk related to our investment in unconsolidated Canadian entities and interest rate risk from debt at our unconsolidated entities. However, we believe our risk of foreign exchange loss and exposure to credit and interest rate risks are mitigated as a result of our right to receive a preferred return on our investment from our investments in our unconsolidated entities. Our preferred returns as stated in the governing venture agreements are denominated in U.S. dollars.

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

Use of Proceeds

As of September 30, 2007, we sold approximately $1.8 billion (182.9 million shares) in connection with our offerings, including approximately $52.6 million (5.5 million shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from our offerings do not include 20,000 shares purchased by the advisor for $200,000 preceding the commencement of our 1st Offering or 117,708 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., a company affiliated with our advisor and wholly owned indirectly by our chairman of the board and his wife. As of September 30, 2007, we incurred the following aggregate expenses in connection with the issuance of our registered securities on both of our offerings (in thousands):

Selling commissions	$120,727
Marketing support fee and due diligence expense reimbursements	50,336
Offering costs and expenses	28,138

Offering and stock issuance costs	$199,201

Selling commissions, marketing support fees and due diligence expenses are paid to CNL Securities Corp., an affiliate of our advisor which acts as our managing dealer, and a substantial portion of the selling commissions, marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $1.6 billion at September 30, 2007. As of September 30, 2007, we invested approximately $1.5 billion in properties, loans and other permitted investments.

Our 1st Offering was terminated on March 31, 2006, and on April 4, 2006, our 2nd Offering became effective pursuant to a registration statement filed with the United States Securities Exchange and Commission on Form S-11 under the Securities Act of 1933 (Commission File No. 333-128662). The net offering proceeds raised pursuant to our 2nd Offering will be used for general corporate purposes, including, but not limited to, the acquisition of interests in additional properties or real estate investments, repayment of debt, and other fees and expenses.

Redemption of Shares

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of our outstanding common stock at the beginning of such 12-month period. For the quarter ended September 30, 2007, we have redeemed the following shares:

Period	Total Number Of Shares Redeemed	Average Price Per Share	Amount
July 1 – September 30, 2007	156,990	$9.52	$1.5 million

Issuer Purchases of Equity Securities

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan	Maximum Number Of Shares That May Yet Be Purchased Under The Plan
July 1, 2007 through July 31, 2007	156,990	$9.52	156,990	2,593,642
August 1, 2007 through August 31, 2007	—	—	—	2,593,642
September 1, 2007 through September 30, 2007	—	—	—	2,593,642

Total	156,990		156,990

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 2007.

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