Form 10-K
period 2007-12-31
CNL INCOME PROPERTIES INC
filed 2008-03-18
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

Aggregate market value of the common stock held by nonaffiliates of the registrant: No established market exists for the registrant’s shares of common stock, so there is no market value for such shares. Based on the $10 offering price of the shares, approximately $1,971.2 million of our common stock was held by non-affiliates as of March 1, 2008.

The number of shares of common stock outstanding as of March 1, 2008 was 198,071,081.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Income Properties, Inc. Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2008.

[Intentionally left blank]

i

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: conditions affecting the CNL brand name, increased direct competition, changes in general economic conditions, changes in government regulations, changes in local and national real estate conditions, our ability to obtain additional lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our mortgage loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 1.	Business

GENERAL

CNL Income Properties, Inc. is a Maryland corporation organized on August 11, 2003. We operate as a real estate investment trust, or REIT. The terms “us,” “we,” “our,” “our company” and “CNL Income Properties” include CNL Income Properties, Inc. and each of our subsidiaries. We have retained CNL Income Company, LLC (f/k/a CNL Income Corp.) (our “Advisor”) to provide management, acquisition, disposition, advisory and administrative services. Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida 32801.

We primarily invest in lifestyle properties in the United States and Canada that we lease on a long-term basis (generally five to 20 years, plus multiple renewal options) to tenants or operators who we consider to be significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. On a more limited basis, we also offer mortgage, mezzanine and other financing related to interests in lifestyle real estate.

At March 1, 2008, we had a portfolio of 100 lifestyle properties within eight asset classes: Marinas, Ski and Mountain Lifestyle, Destination Retail, Golf, Merchandise Marts, Attractions, Dealerships and Lifestyle Residential. Ten of these 100 properties are owned through unconsolidated ventures and three are located in Canada. Also, at March 1, 2008, we have made 11 loans, nine of which are outstanding and we have committed to acquire four additional properties. Our properties are generally leased on a long-term basis to either third-party tenant operators or to affiliated tenants who contract with third-party managers that we consider to be significant industry leaders.

Asset classes. Although the eight asset classes listed above are the asset classes in which we have invested and are most likely to invest in the future, we may acquire or invest in any type of property that we believe has the potential to generate long-term revenue. Certain of our properties may feature characteristics that are common to more than one of the target asset classes that we have. For example, real estate in and around ski resorts may also feature golf courses. We will continue to sell shares of common stock and obtain debt financing to fund future acquisitions, however, we have not specified any percentage of net offering proceeds and debt proceeds to be invested in any particular type of property.

Our tenants and operators. We generally attempt to lease our properties to tenants and operators who we consider to be significant industry leaders. We consider a tenant or an operator to be a “significant industry leader” if it has one or more of the following traits:

•	many years of experience operating in a particular industry as compared with other operators in that industry, as a company or through the experience of its senior management;

•	many assets managed in a particular industry as compared with other operators in that industry; and/or

•	is deemed by us to be a dominant operator in a particular industry for reasons other than those listed above.

Our leases and ventures. As part of our net lease investment strategy, we either acquire properties directly or purchase interests in entities that own the properties we acquire. Once we acquire properties, we either lease them back to the original seller or to a third-party operator. These leases are usually triple-net leases which means our tenants are generally responsible for repairs, maintenance, property taxes, ground lease or permit expenses (where applicable), utilities and insurance for the properties that they lease. Our joint ventures will lease properties either to our venture partner or to third-party operators generally on a triple-net. We typically structure our leases to provide for the payment of a minimum annual base rent with periodic increases in base rent over the lease term. In addition, our leases provide for the payment of percentage rent normally based on a percentage of gross revenues at the property over certain thresholds.

To a lesser extent, when beneficial to our venture structure, certain properties may be leased to wholly-owned tenants that are taxable REIT subsidiaries or that are owned through taxable REIT subsidiaries (referred to as “TRS” entities). Under this structure, we engage third-party managers to conduct day-to-day operations. Under the TRS leasing structure, our results of operations will include the operating results of the underlying properties as opposed to rental income from operating leases that is recorded for properties leased to third-party tenants. Our lifestyle residential properties are typically leased under short-term leases (typically one year) to multiple tenants and require the payment of base rent only.

We have entered into joint ventures where our partners may subordinate their returns to our minimum return. This structure provides us with some protection against the risk of downturns in performance but may allow our partners to obtain a higher rate of return on their investment than we receive if the underlying performance of the properties exceeds certain thresholds.

Our loans. As part of our lending strategy, we have made and may continue to make or to acquire loans (including mortgage, mezzanine or other loans) with respect to any of the asset classes in which we are permitted to invest. We generally make loans to the owners of properties, to enable them to acquire land, buildings or both, or to develop property or as part of a larger acquisition. In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property. Our loans generally require fixed interest payments and may provide for variable participating interest based on the amount of revenue generated at the encumbered property. We expect that the interest rate and terms for long-term mortgage loans (generally, 10 to 20 years) will be similar to the rate of returns on our long-term net leases. Mezzanine loans and other financings for which we have a secondary-lien or collateralized interest will generally have shorter terms (one to two years) and higher interest rates than our net leases and long-term mortgage loans. With respect to the loans that we make, we generally seek loans with collateral values resulting in a loan-to-value ratio of not more than 85%.

Our common stock offerings. As of December 31, 2007, we raised approximately $1.9 billion (192.7 million shares) through our public offerings. During the period January 1, 2008 through March 1, 2008, we raised an additional $62.4 million (6.2 million shares). We have and will continue to use the net proceeds from our offerings to acquire properties and make loans and other permitted investments.

Tax status. We currently operate and have elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2004. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent we distribute annually at least 90% of our taxable income. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost.

Seasonality and competition. Many of the asset classes in which we invest experience seasonal fluctuations in their business due to geographic location, climate and weather patterns. As a result, these businesses experience seasonal variations in revenues that may require our operators to supplement revenue from their properties in order to be able to make scheduled rent payments to us. We experience competition from other REITs, real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds and other investors, including, but not limited to, banks and insurance companies, many of which will have greater financial resources than we do for the purposes of leasing and financing properties within our targeted asset classes. These competitors often also have a lower cost of capital and are subject to less regulation. This competition impacts both our ability to find real estate investments and tenants. We may also face competition from other funds in which affiliates of our Advisor may participate.

Significant tenants and borrowers. For the year ended December 31, 2007, we had three tenants that individually accounted for 10% or more of our aggregate total revenues. We lease three of our ski and mountain lifestyle properties to affiliates of Booth Creek Ski Holdings, Inc. (“Booth”), which generated rental income of $18.4 million or 13.1% of total revenue for the year ended December 31, 2007. We lease six ski and mountain lifestyle properties to affiliates of Boyne USA, Inc. (“Boyne”), which generated $22.9 million or 16.2% of total revenue. In addition, we lease seven attraction properties to affiliates of PARC Management, LLC (“PARC”), which generated rental income of approximately $26.1 million or 18.5% of total revenue. Additionally, we made three loans to Booth that generated interest income of $1.8 million or 1.2% of total revenue during the year ended December 31, 2007. All of these leases and loans were entered into during 2007 and we expect the proportion of rental and interest income that we receive from Booth, Boyne and PARC to decrease over time as we continue to grow and acquire additional properties.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Our current business consists of acquiring, owning, leasing, developing and investing in lifestyle properties in the United States and Canada. We evaluate all of our lifestyle properties as a single industry segment and review performance on a property-by-property basis. Accordingly, we do not report segment information.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We have one consolidated property located in Canada that generated total revenue of approximately $5.5 million and $2.5 million for the years ended December 31, 2007 and 2006, respectively. Prior to 2006, we did not have any consolidated properties located outside the United States. We also own two properties located in Canada through unconsolidated entities that generated a combined equity in losses of approximately $0.2 million during the year ended December 31, 2007 and equity in earnings of approximately $0.9 million and $1.0 million, respectively, for the years ended December 31, 2006 and 2005. All of our other revenues and income were generated from properties or investments domiciled in the United States.

ADVISORY SERVICES

We have engaged CNL Income Company, LLC as our Advisor. Under the terms of the advisory agreement, our Advisor has responsibility for our day-to-day operations, administers our bookkeeping and accounting functions, serves as our consultant in connection with policy decisions to be made by our board of directors, manages our properties, loans, and other permitted investments and renders other services as the board of directors deems appropriate. In exchange for these services, our Advisor is entitled to receive certain fees from

us. First, for supervision and day-to-day management of the properties and the mortgage loans, our Advisor receives an asset management fee, which is payable monthly, in an amount equal to 0.08334% per month based on the total real estate asset value of a property (exclusive of acquisition fees and acquisition expenses), the outstanding principal amounts of any loans made by us and the amount invested in any other permitted investments as of the end of the preceding month. Second, for the selection, purchase, financing, development, construction or renovation of real properties and services related to the incurrence of debt, our Advisor receives an acquisition fee equal to 3% of the gross proceeds from our common stock offerings and loan proceeds from debt, lines of credit and other permanent financing that we use to acquire properties or to make or acquire loans and other permitted investments.

In addition, we reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). The first Expense Year was the twelve months ended June 30, 2005, for which our operating expenses exceeded the Expense Cap by $0.4 million. Therefore, such amount was recorded as a reduction in operating expenses and was reimbursed by our Advisor. For each Expense Year ended following the initial measurement period, operating expenses did not exceed the Expense Cap.

The current advisory agreement continues until April 2008, and thereafter may be extended annually upon mutual consent of our Advisor and our entire board of directors, including our Independent Directors, unless terminated at an earlier date upon 60 days prior written notice by either party. As of the date of this filing, the board of directors approved the extension of the advisory agreement for an additional year through April 2009.

EMPLOYEES

Reference is made to Item 10. “Directors, Executive Officers and Corporate Governance” in our Definitive Proxy Statement for a listing of our executive officers. We have no employees, other than our executive officers, who are compensated by our Advisor.

AVAILABLE INFORMATION

We make available free of charge on our Internet website, www.cnllifestylereit.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at Room 1580, 100 F Street, N.E., Washington, D.C. 20549 and may obtain information on the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an internet site that contains reports, proxy and information statements, and other information that we file electronically with the Commission (http://www.sec.gov).

Item 1A.	Risk Factors

Company Related Risks

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

Our management, including our Advisor, has limited or no experience with investments in certain asset classes, which may impact our ability to successfully make acquisitions, loans or manage assets in those sectors. Our management’s historical industry expertise is primarily in the hospitality, retirement, retail, office and restaurant industries, with limited experience investing in certain of the properties in which we have invested and intend to focus, and have focused. Although our Advisor, subject to approval by our board of directors, is responsible for our daily management, our Advisor was formed in 2003 and its management has limited experience investing in or managing certain of the asset classes in which we intend to lend or invest. While we have hired and may hire more individuals with experience in those asset classes, we may not hire individuals for every asset type in which we may invest. There can be no assurance that our Advisor’s experience will be useful in helping us to identify and acquire certain properties we are seeking to acquire, or in managing certain assets once they are acquired. Our Advisor’s limited experience in purchasing, leasing, managing and selling certain of the types of properties we have acquired or are seeking to acquire, or loans we have made or may make, may prevent us from fully exploiting the economic potential of any properties we have acquired or may acquire or develop in the future, as well as loans we have made or will make. The limited experience of our Advisor in such matters may adversely affect our results of operations.

Our loss of key personnel could delay or hinder implementation of certain investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our stock. Our success depends to a significant degree upon the contributions of James M. Seneff, Jr., our Chairman, Robert A. Bourne, our Vice-Chairman, R. Byron Carlock, Jr., our Chief Executive Officer, Charlie A. Muller, our Chief Operating Officer and Tammie A. Quinlan, our Chief Financial Officer, each of whom would be difficult to replace. Although our Advisor has employment agreements with Messrs. Carlock and Muller and Ms. Quinlan we cannot guarantee that such persons will remain affiliated with us or our affiliates. If any of these key personnel were to cease their affiliation with us or our affiliates, we may be unable to find suitable replacement personnel, and our operating results could suffer as a result. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and our Advisor may be unsuccessful in attracting and retaining such skilled personnel.

We may have difficulty funding distributions solely from cash flow from operations, which could reduce the funds we have available for investments and your overall return. There are many factors that can affect the availability and timing of distributions to stockholders. We expect to fund distributions principally from cash flows from operations; however, if our properties are not generating sufficient cash flow or our other operating expenses require it, we may fund our distributions from borrowings. If we fund distributions from financings, then we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed earnings and profits calculation on a tax basis, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain.

We may not be able to pay distributions at an increasing rate. In the future, our ability to declare and pay distributions at an increasing rate will be subject to evaluation by our board of directors of our operating results, capital levels, financial condition, future growth plans, general business and economic conditions and other relevant considerations, and we cannot assure you that we will continue to pay distributions on any schedule or that we will not reduce the amount of or cease paying distributions in the future.

Our operating expenses may increase in the future and to the extent such increases cannot be passed on to tenants, our cash flows and our operating results would decrease. Operating expenses, such as expenses for fuel, utilities, labor, taxes and insurance, are not fixed and may increase in the future. We cannot guarantee that we will be able to pass such increases on to our tenants, and to the extent such increases cannot be passed on to tenants, any such increase would negatively impact on our cash flows and operating results.

There will be competing demands on our officers and directors. James M. Seneff, Jr. and Robert A. Bourne are also officers and directors of our Advisor and may experience conflicts of interest in managing us because they also have management responsibilities for other companies including companies that may invest in some of the same types of assets in which we may invest. In addition, substantially all of the other companies that these officers and directors work for are affiliates of us and/or our Advisor. For these reasons, these officers and directors will share their management time and services among those companies and us, and will not be able to devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

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

Our Advisor’s fee structure may encourage it to recommend speculative investments and a high amount of leverage. Our Advisor will realize substantial compensation in connection with the acquisition of properties and, as a result, may recommend speculative investments to us. In addition, because our Advisor will receive fees based on the amount of permanent financing we obtain, our Advisor may have an incentive to recommend a high amount of leverage.

The agreement between our Advisor and us was not the result of arm’s-length negotiations. Because some of our officers and directors are also officers and directors of our Advisor, the terms of the Advisory Agreement may favor our Advisor. As a result, our Advisor may not always act in our best interests, which may adversely affect our results of operations. However, our Independent Directors must approve the Advisory Agreement each year and are required to review the fees and activities of the Advisor on our behalf.

Real Estate and Other Investment Risks

Multiple property leases or loans with individual tenants or borrowers increase our risks in the event that such tenants or borrowers become financially impaired. The value of our properties will depend principally upon the value of the leases entered into for properties that we acquire. Defaults by a tenant or borrower may continue for some time before we determine that it is in our best interest to evict the tenant or foreclose on the property of the borrower. Tenants may lease more than one property, and borrowers may enter into more than one loan. As a result, a default by, or the financial failure of, a tenant or borrower could cause more than one property to become vacant or be in default or more than one lease or loan to become non-performing. Defaults or vacancies would reduce our cash receipts and funds available for distribution and could decrease the resale value of affected properties until they can be re-leased.

We will have no economic interest in ground lease properties and may not control the land beneath certain properties we have and will acquire in the future. A significant number of the properties that we have acquired are on land owned by a governmental entity or other third party, while we own a leasehold, permit, or similar interest. This means that while we have a right to use the property, we do not retain fee ownership in the underlying land. Accordingly, with respect to such properties, we will have no economic interest in the land or building at the expiration of the ground lease or permit. As a result, though we will share in the income stream derived from the lease or permit, we will not share in any increase in value of the land associated with the underlying property. Further, because we do not completely control the underlying land, the governmental or other third party owners that lease this land to us could take certain actions to disrupt our rights in the properties or our tenants’ operation of the properties or take the properties in an eminent domain proceeding. While we do not think such interruption is likely, such events are beyond our control. If the entity owning the land under one of our properties chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our results of operations could be adversely affected.

Our exposure to typical real estate investment risks could reduce our income. Our properties, loans and other permitted investments will be subject to the risks typically associated with investments in real estate. Such risks include the possibility that our properties will generate rent and capital appreciation, if any, at rates lower than we anticipated or will yield returns lower than those available through other investments. Further, there are other risks by virtue of the fact that our ability to vary our portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments. Income from our properties may be adversely affected by many factors including, but not limited, to an increase in the local supply of properties similar to our properties, a decrease in the number of people interested in participating in activities related to the businesses conducted on the properties that we acquire, adverse weather conditions, changes in government regulation, international, national or local economic deterioration, increases in energy costs and other expenses affecting travel, which factors may affect travel patterns and reduce the number of travelers and tourists, increases in operating costs due to inflation and other factors that may not be offset by increased room rates, and changes in consumer tastes.

The real estate industry is capital intensive and we are subject to risks associated with ongoing needs for renovation and capital improvements to our properties as well as financing for such expenditures. In order for us to remain competitive, our properties will have an ongoing need for renovations and other capital improvements, including replacements, from time to time of furniture, fixtures and equipment. These capital improvements may give rise to the following risks:

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on satisfactory terms; and

•	disruptions in the operation of the properties while capital improvements are underway.

We compete with other companies for investments. We anticipate that we will continue to compete with other companies and investors, including other REITs, real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds, banks and insurance companies, for the acquisition of properties, loans and other permitted investments that we seek to acquire or make. Some of the other entities that we may compete with for acquisition opportunities will have substantially greater experience acquiring and owning the types of properties, loans or other permitted investments in which we seek to acquire or make, as well as greater financial resources and a broader geographic knowledge base than we have. As a result, competition may reduce the number of suitable acquisition opportunities available to us.

Increased competition for customers may reduce the ability of certain of our operators to make scheduled rent payments to us. The types of properties in which we invest are expected to face competition for customers from other similar properties, both locally and nationally. For example, a substantial number of new golf courses have opened in recent years which may be located near the golf courses we own or acquire. Similarly, marinas we acquire will compete in each market with other marinas, some of which may have greater resources than our marinas will have, for a limited number of boaters seeking boat rental slips. Any decrease in revenues due to such competition at any of our properties may adversely affect our operators’ ability to make scheduled rent payments to us.

Marinas, ski resorts, golf courses, attractions and other types of properties in which we may invest may not be readily adaptable to other uses. Ski resorts and related properties, marinas, golf courses, attractions and other types of properties in which we may invest are specific-use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors, such as our ski properties, become unprofitable for our tenant or operator due to industry competition, a general deterioration of the applicable industry or otherwise, such that the tenant becomes unable to meet its obligations under its lease, then we may have great difficulty re-leasing the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses. Should any of these events occur, our income and cash available for distribution and the value of our property portfolio could be reduced.

Your investment may be subject to additional risks if we make international investments. We have purchased properties in Canada and we may purchase properties located in Mexico, the Caribbean, Europe, and other foreign venues. Such investments could be affected by factors particular to the laws and business practices of those countries. These laws or business practices may expose us to risks that are different from, and in addition to, those commonly found in the United States including, but not limited to foreign currency fluctuations and additional tax burdens that may impact our results of operations and cash flows. Specifically, foreign investments could be subject to the following risks:

•	the imposition of unique tax structures and differences in taxation policies and rates and other operating expenses in particular countries;

•	non-recognition of particular structures intended to limit certain tax and legal liabilities;

•	more complex and costly ownership structures resulting in greater up front acquisition costs;

•	changing governmental rules and policies, including changes in land use and zoning laws;

•

enactment of laws relating to the foreign ownership of real property or mortgages and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s county of origin;

•	our limited experience and expertise in foreign countries relative to our experience and expertise in the United States;

•	variations in currency exchange rates;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•

the willingness of domestic or foreign lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	general political and economic instability; and

•	more stringent environmental laws or changes in such laws.

The inability to increase lease rates at our properties might affect our ability to distribute dividends to stockholders. Given the nature of certain properties we have acquired or may acquire, the relative stagnation of base lease rates in certain sectors might not allow for substantial increases in rental revenue that could allow for increased distributions to stockholders.

We may rely on various cash flow or income security provisions in our leases for minimum rent payments. Our leases may, but are not required to, have security provisions such as deposits, guarantees or shortfall reserves provided by a third-party tenant or operator. These security provisions may terminate at either a specific time during the lease term or once net operating income of the property exceeds a specified amount. Certain security provisions may also have limits on the overall amount of the security under the lease. After the termination of a security feature, or in the event that the maximum limit of a security provision is reached, we may only look to the tenant to make lease payments. In the event that a security provision has expired or the maximum limit has been reached, or a provider of a security provision is unable to meet its obligations, our results of operations could be adversely affected if our tenants are unable to generate sufficient funds from operations to meet minimum rent payments and the tenants do not otherwise have the resources to make rent payments.

We do not have control over market and business conditions that may affect our success. The following external factors, as well as other factors beyond our control, may reduce the value of properties that we acquire, the ability of tenants to pay rent on a timely basis, or at all, the amount of the rent to be paid and the ability of borrowers to make loan payments on time, or at all:

•	changes in general or local economic or market conditions;

•	increased costs of energy, insurance or products;

•	increased costs and shortages of labor;

•	increased competition;

•	fuel shortages;

•	quality of management;

•	the ability of an operator or tenant to fulfill its obligations;

•	limited alternative uses for properties;

•	changing consumer habits;

•	condemnation or uninsured losses;

•	changing demographics;

•	changing government regulations;

•	inability to remodel outmoded buildings or structures as required by the lease agreement;

•	failure by a tenant to meet its obligations under a lease; and

•	bankruptcy of a tenant or borrower.

Further, our results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry. If tenants are unable to make lease payments or borrowers are unable to make loan payments as a result of any of these factors, cash available for distributions to our stockholders may be reduced.

We will not control the management of our properties. In order to maintain our status as a REIT for federal income tax purposes, we may not operate certain types of properties we acquire or participate in the decisions affecting their daily operations. Our success, therefore, will depend on our ability to select qualified and creditworthy tenants who can effectively manage and operate the properties. Our tenants will be responsible for maintenance and other day-to-day management of the properties or will enter into agreements with third parties directly or by entering into operating agreements with third-party operators. Because our revenues will largely be derived from rents, our financial condition will be dependent on the ability of third-party tenants and/or operators to operate the properties successfully. We will attempt to enter into leasing agreements with tenants having substantial prior experience in the operation of the type of property being rented; however, there can be no assurance that we will be able to make such arrangements. If our tenants or third-party operators are unable to operate the properties successfully or if we select unqualified operators, then such tenants and operators might not have sufficient revenue to be able to pay our rent, which could adversely affect our financial condition.

We may not control our joint ventures. Our Independent Directors must approve all joint venture or general partnership arrangements. Subject to that approval, we may enter into a joint venture with an unaffiliated party to purchase a property or to make loans or other permitted investments, and the joint venture or general partnership agreement relating to that joint venture or partnership may provide that we will share with the unaffiliated party management control of the joint venture. For instance, with respect to the Intrawest Resort Village Properties, Great Wolf Properties and the Dallas Market Center, our venture partners share approval rights on many major decisions. Those venture partners may have differing interests from ours and the power to direct the joint venture or partnership on certain matters in a manner with which we do not agree. In the event the joint venture or general partnership agreement provides that we will have sole management control of the joint venture, the agreement may be ineffective as to a third party who has no notice of the agreement, and we may therefore be unable to control fully the activities of the joint venture. Should we enter into a joint venture with another program sponsored by an affiliate, we do not anticipate that we will have sole management control of the joint venture. In addition, when we invest in properties, loans or other permitted investments indirectly through the acquisition of interests in entities that own such properties, loans or other permitted investments, we may not be able to control the management of such assets.

Joint venture partners may have different interests than we have, which may negatively impact our control over our ventures. Investments in joint ventures involve the risk that our co-venturer may have economic or business interests or goals which, at a particular time, are inconsistent with our interests or goals, that the co-venturer may be in a position to take action contrary to our instructions, requests, policies or objectives, or that the co-venturer may experience financial difficulties. Among other things, actions by a co-venturer might subject assets owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or to other adverse consequences. This risk is also present when we make investments in securities of other entities. If we do not have full control over a joint venture, the value of our investment will be affected to some extent by a third party that may have different goals and capabilities than ours. As a result, joint ownership of investments and investments in other entities may adversely affect our returns on investments and, therefore, cash available for distributions to our stockholders may be reduced.

It may be difficult for us to exit a joint venture after an impasse. In our joint ventures, there will be a potential risk of impasse in some business decisions because our approval and the approval of each co-venturer will be required for some decisions. In any joint venture, we may have the right to buy the other co-venturer’s interest or to sell our own interest on specified terms and conditions in the event of an impasse regarding a sale. In the event of an impasse, it is possible that neither party will have the funds necessary to complete a buy-out. In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest. As a result, it is possible that we may not be able to exit the relationship if an impasse develops.

We may not have control over construction on our properties. We intend to acquire sites on which a property we will own will be built, as well as sites that have existing properties (including properties that require renovation). We may be subject to risks in connection with a developer’s ability to control construction costs and the timing of completion of construction or a developer’s ability to build in conformity with plans, specifications and timetables. In addition, our development and renovation plans could be affected by delays in obtaining permits or consents from appropriate governmental agencies, strikes, adverse weather, shortages of materials and increases in the cost of labor and materials. Although we will seek to include in our agreements with developers safeguards designed to minimize these risks, such as rights to require the tenant to purchase the property that is under development at a pre-established price designed to reimburse us for all acquisition and development costs, we cannot be sure that the tenants will have sufficient funds to fulfill their obligations under these agreements. In addition, certain properties that we may acquire may be subject to conservatory easements that prohibit the development of certain activities other than those specific activities already conducted on the property and limit the ability to materially modify the existing layouts of the property.

It may be difficult to re-lease our vacant properties. If a tenant vacates a property, we may be unable to re-lease the property and if we are able to re-lease the property, we may not receive as much rent as we had under the prior lease and may need to incur additional expenditures relating to the property. In addition, we could experience delays in enforcing our rights and collecting rents (and, in some cases, real estate taxes and insurance costs) due from a defaulting tenant. Any delay we experience in re-leasing a property or difficulty in re-leasing at acceptable rates may reduce cash available to make distributions to our stockholders. We cannot control the sale of some properties we acquire. We may give some tenants the right, but not the obligation, to purchase their properties from us beginning a specified number of years after the date of the lease. The leases might occasionally provide the tenant with a right of first refusal on any proposed sale. In addition, if our sale of a property will result in a taxable gain to the prior owner of the property, we may agree in some cases to use reasonable efforts to structure such a sale as a tax-deferred exchange. These factors may make it more difficult for our Advisor and our board of directors to freely control the sale of a property, even when such a sale may be in our best interests.

Uninsured losses or losses in excess of insured limits could result in the loss or substantial impairment of one or more of our investments. The nature of the activities at certain of our properties will expose us and our operators to potential liability for personal injuries and, with respect to certain types of properties such as marinas, property damage claims. For instance, marina business activities are customarily subject to various hazards, including gasoline or other fuel spills, fires, drownings and other water-related accidents, boat storage rack collapses and other dangers relatively common in the marina industry. We will maintain, and require our tenants and operators as well as mortgagors to whom we have loaned money to maintain insurance with respect to each of our properties that tenants lease or operate and each property collateralizing a mortgage that we hold, including comprehensive liability, fire, flood and extended coverage insurance. There are, however, certain types of losses (such as from hurricanes, floods, earthquakes or terrorist attacks) that may be either uninsurable or not economically feasible to insure. Furthermore, an insurance provider could elect to deny or limit coverage under a claim. Should an uninsured loss or loss in excess of insured limits occur, we could lose all or a portion of our anticipated revenue stream from the affected property, as well as all or a portion of our invested capital. Accordingly, if we, as landlord, incur any liability which is not fully covered by insurance, we would be liable for the uninsured amounts, cash available for distributions to stockholders may be reduced and the value of our assets may decrease significantly. In the case of an insurance loss, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Portfolio acquisitions are more difficult to complete than single asset acquisitions. Our business and acquisition strategy may include acquisitions of multiple properties, loans or other permitted investments in a single transaction. However, portfolio acquisitions are more complex than single-asset acquisitions, and the risk that a portfolio acquisition will not close may be greater than in a single-asset acquisition. In addition, costs for a portfolio acquisition that does not close are generally greater than for a single-asset acquisition that does not close. If we fail to close one or more portfolio acquisitions, our ability to increase our net income and cash available for distributions will be limited, as costs related to the failed acquisition(s) may be imposed.

Another risk associated with portfolio acquisitions is that a seller may require that a group of assets be purchased as a package, even though one or more of the assets in the portfolio does not meet our investment criteria. In such cases, we may attempt to make a joint bid with another buyer, or we may purchase the portfolio of assets with the intent to subsequently dispose of those assets which do not meet our investment criteria. In the case of joint bids, however, it is possible that the other buyer may default in its obligations, which increases the risk that the acquisition will not close, with the adverse consequences described above. In cases where we intend to dispose of assets that we do not wish to own, we cannot assure you that we will be able to sell or exchange such asset or assets in a timely manner or on terms beneficial or satisfactory to us.

Discretionary consumer spending may affect the profitability of certain properties we acquire. The operations of certain properties in which we may invest will depend upon a number of factors relating to or affecting discretionary consumer spending for the types of services provided by businesses operated on these properties. Unfavorable local, regional, or national economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets where we own properties and adversely affect our tenants’ businesses. Such developments could in turn impact our tenants’ ability to pay rent and thereby have a negative impact on our results of operations. Consumer spending on luxury goods, travel and other leisure activities such as boating, skiing and golfing activities, which spending is related to the industries in which we seek to invest, also may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in expenditures on luxury goods, travel and other leisure activities. In fact, certain of the assets we seek to acquire relate to industries that are currently experiencing periods of decreased profitability. Similarly, rising interest rates could have a negative impact on the ability or willingness of consumers to finance purchases of expensive goods. For example, difficulty in obtaining financing, federal tax policies, interest rate levels, and the cost and availability of fuel may impact overall boat purchases and could adversely affect the ability of marina operators to lease boat slips and earn additional revenues from concessions such as fuel, equipment, retail and food and beverage sales. Similarly, the destination retail centers we may acquire or develop will be subject to general retail industry risks such as inflation, lack of consumer confidence, changes in unemployment rates and consumer tastes and preferences. In the event that the retail industry experiences down cycles, manufacturers and merchants of retail merchandise may experience economic difficulties and may be less likely to renew existing leases at retail centers or to expand distribution channels into new retail centers. Certain classes of properties that we may acquire may be unable to maintain their profitability during periods of adverse economic conditions or low consumer confidence which could in turn affect the ability of operators to make scheduled rent payments to us.

Seasonal revenue variations in certain asset classes will require the operators of those asset classes to manage cash flow properly over time so as to meet their non-seasonal scheduled rent payments to us. Certain of the properties in which we may invest are generally seasonal in nature due to geographic location, climate and weather patterns. For example, revenue and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations, while many attractions properties are closed during the winter months and produce the majority of their revenues and profits during summer months. As a result of the seasonal nature of certain business operations that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us.

Adverse weather conditions may damage certain properties we acquire and/or reduce our operators’ ability to make scheduled rent payments to us. Weather conditions may influence revenues at certain types of properties we acquire. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or reduced rainfall levels), excessive rain, avalanches, mudslides and floods. Adverse weather could reduce the number of people participating in skiing, golfing, boating and ancillary activities at properties we acquire and have acquired. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including, but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Further, the physical condition of golf courses we acquire must be satisfactory to attract play. In addition to severe or generally inclement weather, other factors, including, but not limited to plant disease and insect infestation, as well as the quality and quantity of water, could adversely affect the turf grass conditions at golf courses we own and acquire or develop. Poor weather conditions could also disrupt operations at properties we own and acquire and may adversely affect both the value of our investment in a property, as well as the ability of our tenants and operators to make their scheduled rent payments to us.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks. We may invest in properties upon which we will develop and construct improvements. We will be subject to risks relating to uncertainties associated with re-zoning for development and environmental concerns of governmental entities and/or community groups, and our ability to control construction costs or to build in conformity with plans, specifications and timetables. Our performance also may be affected or delayed by conditions beyond our control. Moreover, delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project. Furthermore, we must rely upon projections of rental income, expenses and estimates of the fair market value of property upon completion of construction before agreeing to a property’s purchase price. If our projections are inaccurate, we may pay too much for a property and our return on our investment could suffer.

If we set aside insufficient capital expenditure reserves we may be required to defer necessary property improvements. If we do not have enough reserves for capital expenditures to supply needed funds for capital improvements throughout the life of the investment in a property, and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property that may cause the property to suffer from a greater risk of obsolescence, a decline in value and/or a greater risk of decreased cash flow as a result of attracting fewer potential tenants to the property. If we lack sufficient capital to make necessary capital improvements, then we may not be able to maintain projected rental rates for certain properties, and our results of operations may be negatively impacted.

Economic conditions and unfavorable changes in apartment or residential markets could adversely affect occupancy levels and rental rates. Market and economic conditions in the South Florida area, where we own an apartment community, may significantly affect occupancy levels and rental rates and therefore profitability. Factors that may adversely affect these conditions include the following:

•	the economic climate, which may be adversely impacted by a reduction in jobs, industry slowdowns and other factors;

•	local conditions, such as oversupply of, or reduced demand for, apartment homes;

•	declines in household formation;

•	favorable residential mortgage rates; and

•	competition from other available apartments and other housing alternatives and changes in market rental rates.

Any of these factors could adversely affect our ability to achieve desired operating results from our investment.

Our real estate assets may be subject to impairment charges. We continually evaluate the recoverability of the carrying value of our real estate assets for impairment indicators. Factors considered in evaluating impairment of our existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of such assets require the judgment of management.

Lending Related Risks

Our loans may be affected by unfavorable real estate market conditions. When we make loans, we are at risk of default on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the properties securing mortgage loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop or in some instances fail to rise, our risk will increase and the value of our interests may decrease.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments. If we acquire property by foreclosure following defaults under our mortgage, bridge or mezzanine loans, we will have the economic and liability risks as the owner.

Our loans will be subject to interest rate fluctuations. If we invest in fixed-rate, long-term loans and interest rates rise, the loans will yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid, because we will not be able to make new loans at the previously higher interest rate.

Lack of principal amortization of loans increases the risk of borrower default at maturity and delays in liquidating defaulted loans could reduce our investment returns and our cash available for distributions. Certain of the loans that we have made do not require the full amortization of principal during their term. As a result, a substantial amount of, or the entire principal balance of such loans, will be due in one balloon payment at their maturity. Failure to amortize the principal balance of loans may increase the risk of a default during the term, and at maturity, of loans. A default under loans could have a material adverse effect on our ability to pay anticipated distributions to stockholders. Further, if there are defaults under our loans, we may not be able to repossess and sell the underlying properties or other security quickly. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a mortgaged property securing a loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due on our loan. Any failure or delay by a borrower in making scheduled payments to us may adversely affect our ability to make distributions to stockholders.

We may make loans on a subordinated and unsecured basis and may not be able to collect outstanding principal and interest. Although our loans to third parties are usually secured by collateral pledged by such borrowers, we may make loans that are unsecured and/or subordinated in right of payment to such third parties’ existing and future indebtedness. In the event of a foreclosure, bankruptcy, liquidation, winding up, reorganization or other similar proceeding relating to such third party, and in certain other events, such third party’s assets may only be available to pay obligations on our unsecured loans after the third party’s other indebtedness has been paid. As a result, there may not be sufficient assets remaining to pay the principal or interest on the unsecured loans we may make.

Financing Related Risks

Anticipated borrowing creates risks. We have borrowed and will likely continue to borrow money to acquire assets, to preserve our status as a REIT or for other corporate purposes. We generally mortgage or put a lien on one or more of our assets in connection with any borrowing. We intend to obtain one or more revolving lines of credit of up to $500 million to provide financing for the acquisition of assets, although our board of directors could determine to borrow a greater amount. We currently have a collateralized $100.0 million line of credit. We may repay the line of credit using equity offering proceeds, including proceeds from our stock offering, proceeds from the sale of assets, working capital or permanent financing. We also have and intend to continue to obtain long-term, permanent financing. We may not borrow more than 300% of the value of our net assets without the approval of a majority of our Independent Directors. Borrowing may be subject to risk if the cash flow from our properties and other permitted investments is insufficient to meet our debt obligations. In addition, our lenders may seek to impose restrictions on future borrowings, distributions and operating policies, including with respect to capital expenditures and asset dispositions. If we mortgage assets or pledge equity as collateral and we cannot meet our debt obligations, then the lender could take the collateral, and we would lose the asset or equity and the income we were deriving from the asset.

Because our revenues are highly dependent on lease payments from our properties and interest payments from loans that we make, defaults by our tenants or borrowers would reduce our cash available for the repayment of our outstanding debt and for distributions. Our ability to repay any outstanding debt and make distributions to stockholders will depend upon the ability of our tenants and borrowers to make payments to us, and their ability to make these payments will depend primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on our properties. For example, the ability of our golf tenants to make their scheduled rent payments to us will be dependent upon their ability to generate sufficient operating income at the golf courses they operate. A tenant’s failure or delay in making scheduled rent payments to us or a borrower’s failure to make debt service payments to us may result from the tenant or borrower realizing reduced revenues at the properties it operates.

Borrowings may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans. We have acquired and may acquire real estate assets by using either existing financing or borrowing new monies. Our articles of incorporation generally limit the total amount we may borrow to 300% of our net assets. Such loans may be collateralized by some or all of our properties or other assets to fund additional acquisitions or operations, including to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income” to our stockholders, or as is otherwise necessary or advisable to qualify as a REIT for federal income tax purposes. In order to borrow an amount in excess of 300% of our net assets, a majority of our Independent Directors must approve the borrowing. Payments required on any amounts we borrow will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with the borrowed amounts.

Defaults on our borrowings may adversely affect our financial condition and results of operations. Defaults on loans secured by a property we own may result in foreclosure actions and our loss of the property or properties securing the loan that is in default. Such legal actions are expensive. For tax purposes, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the property. If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable income on the foreclosure, all or a portion of such taxable income may be subject to tax, and/or required to be distributed to our stockholders in order for us to qualify as a REIT. In such case, we would not receive any cash proceeds to enable us to pay such tax or make such distributions. If any mortgages contain cross collateralization or cross default provisions, more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our financial condition, results of operations and ability to pay distributions to stockholders will be adversely affected.

Financing arrangements involving balloon payment obligations may adversely affect our ability to make distributions. Some of our fixed-term financing arrangements may require us to make “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or sell a particular property. At the time the balloon payment is due, we may not be able to raise equity or refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale of property could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders. We may borrow money that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make distributions to our stockholders.

We may borrow money to make distributions and distributions may not come from funds from operations. In the past, we have borrowed from affiliates and other persons to make distributions, and in the future we may continue to borrow money as we consider necessary or advisable to meet our distribution requirements. Our distributions may exceed our funds from operations. In the event that we make distributions in excess of our earnings and profits, such distributions could constitute a return of capital for federal income tax and accounting purposes. Furthermore, in the event that we are unable to fund future distributions from our funds from operations, the value of your shares upon the possible listing of our stock, the sale of our assets or any other liquidity event may be negatively affected.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders. When providing financing, a lender may impose restrictions on us that affect our distributions, operating policies and ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property or affect other operational policies. Such limitations hamper our flexibility and may impair our ability to achieve our operating plans.

We may acquire various financial instruments for purposes of “hedging” or reducing our risks which may be costly and/or ineffective and will reduce our cash available for distribution to our stockholders. Use of derivative instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in the hedging transaction becoming worthless or a speculative hedge. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the asset being hedged. Use of hedging activities generally may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available for distribution to our stockholders.

Tax Related Risks

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes. We believe that we have been organized and have operated, and intend to continue to be organized and to operate, in a manner that will enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2004. A REIT generally is not taxed at the federal corporate level on income it distributes to its stockholders, as long as it distributes annually at least 90% of its taxable income to its stockholders. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (“IRS”) that we qualify as a REIT. Based upon representations made by our officers with respect to certain factual matters, and upon counsel’s assumption that we have operated and will continue to operate in the manner described in the representations and in our prospectus relating to our common stock offerings, our tax counsel, Arnold & Porter LLP, has rendered an opinion that we were organized and have operated in conformity with the requirements for qualification as a REIT and that our proposed method of operation will enable us to continue to meet the requirements for qualification as a REIT. Our continued qualification as a REIT will depend on our continuing ability to meet highly technical and complex requirements concerning, among other things, the ownership of our outstanding shares of common stock, the nature of our assets, the sources of our income, the amount of our distributions to our stockholders and the filing of TRS elections. No assurance can be given that we qualify or will continue to qualify as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT.

You should be aware that opinions of counsel are not binding on the IRS or on any court. Furthermore, the conclusions stated in the opinion of our tax counsel are conditioned on, and our continued qualification as a REIT will depend on, our management meeting various requirements.

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. In addition to these taxes, we may be subject to the federal alternative minimum tax. Unless we are entitled to relief under specific statutory provisions, we also could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. Therefore, if we fail to qualify as a REIT, the funds available for distribution to stockholders, would be reduced substantially for each of the years involved.

We do not control the lodging facility operations owned by our unconsolidated entities and we are dependent on the managers of our lodging facilities. Because federal income tax laws restrict REITs and their subsidiaries from operating lodging facilities, we do not manage our lodging facilities. Instead, we lease substantially all of our lodging facilities either through (i) long-term leases to qualified independent third-party tenant operators, or (ii) long-term leases to a taxable REIT subsidiary which engages an “eligible” independent contractor under applicable REIT laws to manage and operate the lodging facilities.

Our leases may be recharacterized as financings which would eliminate depreciation deductions on our properties. We believe that we would be treated as the owner of properties where we would own the underlying land, except with respect to leases structured as “financing leases,” which would constitute financings for federal income tax purposes. If the lease of a property does not constitute a lease for federal income tax purposes and is recharacterized as a secured financing by the IRS, then we believe the lease should be treated as a financing arrangement and the income derived from such a financing arrangement should satisfy the 75% and the 95% gross income tests for REIT qualification as it would be considered to be interest on a loan secured by real property. Nevertheless, the recharacterization of a lease in this fashion may have adverse tax consequences for us. In particular, we would not be entitled to claim depreciation deductions with respect to the property (although we should be entitled to treat part of the payments we would receive under the arrangement as the repayment of principal). In such event, in some taxable years our taxable income, and the corresponding obligation to distribute 90% of such income, would be increased. With respect to leases structured as “financing leases,” we will report income received as interest income and will not take depreciation deductions related to the real property. Any increase in our distribution requirements may limit our ability to invest in additional properties and to make additional mortgage loans. No assurance can be provided that the IRS would recharacterize such transactions as financings that would qualify under the 95% and 75% gross income tests.

Excessive non-real estate asset values may jeopardize our REIT status. In order to qualify as a REIT, among other requirements, at least 75% of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents and government securities. Accordingly, the value of any other property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate less than 25% of our total assets. In addition, under federal income tax law, we may not own securities in, or make loans to, any one company (other than a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary) which represent in excess of 10% of the voting securities or 10% of the value of all securities of that company or which have, in the aggregate, a value in excess of 5% of our total assets, and we may not own securities of one or more taxable REIT subsidiaries which have, in the aggregate, a value in excess of 20% of our total assets.

The 25%, 20%, 10% and 5% tests are determined at the end of each calendar quarter. If we fail to meet any such test at the end of any calendar quarter, and such failure is not remedied within 30 days after the close of such quarter, we will cease to qualify as a REIT, unless certain requirements are satisfied.

We may have to borrow funds or sell assets to meet our distribution requirements. Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes, but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some items which actually have been paid, or some of our deductions might be disallowed by the IRS. As a result, we could have taxable income in excess of cash available for distribution. If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirement applicable to a REIT.

Despite our REIT status, we remain subject to various taxes which would reduce operating cash flow if and to the extent certain liabilities are incurred. Even if we qualify as a REIT, we are subject to some federal, state and local taxes on our income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed real estate investment trust taxable income; (ii) “alternative minimum tax” on our items of tax preference; (iii) certain state income taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions;” (v) tax on gains from the sale of certain “foreclosure property;” (vi) tax on gains of sale of certain “built-in gain” properties;” and (vi) certain taxes and penalties if we fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain our status as a REIT.

We may be required to pay a penalty tax upon the sale of a property. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We intend that we and our subsidiaries will hold the interests in our properties for investment with a view to long-term appreciation, to engage in the business of acquiring and owning properties, and to make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.

Item 1B.	Unresolved Staff Comments

None.

[Intentionally left blank]

Item 2.	Properties

As of December 31, 2007, through various limited partnerships and limited liability companies we invested in 100 real estate investment properties which are divided by asset class and summarized in the table below (in thousands).

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2007		Initial Purchase Price		Date Acquired
Ski and Mountain Lifestyle

Bretton Woods Mountain Resort—Bretton Woods, New Hampshire	434 skiable acres, nine chairlifts, and three lodging facilities	$10,425	(2)	$45,000		6/23/06

Northstar-at-Tahoe Resort— Lake Tahoe, California	2,480 skiable acres, 16 chairlifts; permit and fee interests	$44,708		$80,097		1/19/07

Sierra-at-Tahoe Resort— South Lake Tahoe, California	1,680 skiable acres, 12 chairlifts; permit and fee interests	$20,536		$39,898		1/19/07

The Village at Northstar— Lake Tahoe, California	Commercial condominium units	$—		$36,100	(1)	11/15/07	(1)

Loon Mountain Resort— Lincoln, New Hampshire	275 skiable acres, ten chairlifts; permit and fee interests	$13,757		$15,539		1/19/07

Summit-at-Snoqualmie Resort—Snoqualmie Pass, Washington	1,697 skiable acres, 26 chairlifts, permit and fee interests	$13,757		$34,466		1/19/07

Cypress Mountain— Vancouver, British Columbia	358 skiable acres, five chairlifts; permit and fee interests	$—		$27,500		5/30/06

Brighton Ski Resort— Brighton, Utah	1,050 skiable acres, seven chairlifts; permit and fee interests	$16,803		$35,000		1/8/07

Sugarloaf Mountain Resort—Carrabassett Valley, Maine	525 skiable acres, 15 chairlifts	$—		$26,000		8/7/07

Sunday River Resort— Newry, Maine	668 skiable acres, 18 chairlifts; permit and fee interests	$—		$50,500		8/7/07

Mountain High Resort— Wrightwood, California	290 skiable acres, 59 trails, 16 chairlifts; permit interest	$—		$45,000		6/29/07

	Total	$119,986		$435,100

Golf

Raven Golf Club at South Mountain—Phoenix, Arizona	18-hole public course	$6,584		$12,750		6/09/06

Bear Creek Golf Club— Dallas, Texas	36-hole public course	$5,749		$11,100		9/08/06

Palmetto Hall Plantation Club— Hilton Head, South Carolina	36-hole public course	$3,926		$7,600		4/27/06

Talega Golf Club— San Clemente, California	18-hole public course	$8,946		$18,000		10/16/06

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2007	Initial Purchase Price	Date Acquired
Golf (continued)

Valencia Country Club— Santa Clarita, California	18-hole private course	$19,514	$39,533	10/16/06

Weston Hills Country Club— Weston, Florida	36-hole private course	$17,449	$35,000	10/16/06

Golf Club at Fossil Creek— Fort Worth, Texas	18-hole public course	$4,720	$7,686	11/16/06

The Golf Club at Cinco Ranch— Houston, Texas	18-hole public course	$4,626	$7,337	11/16/06

Canyon Springs Golf Club— San Antonio, Texas	18-hole public course	$7,909	$13,010	11/16/06

Mansfield National Golf Club— Dallas-Fort Worth, Texas	18-hole public course; leasehold interest	$4,369	$7,147	11/16/06

Plantation Golf Club— Dallas-Fort Worth, Texas	18-hole public course	$2,745	$4,424	11/16/06

Lake Park Golf Club— Dallas-Fort Worth, Texas	27-hole public course; concession-holder interest	$—	$5,632	11/16/06

Royal Meadows Golf Course— Kansas City, Missouri	18-hole public course	$1,217	$2,400	12/22/06

Mesa del Sol Golf Club— Yuma, Arizona	18-hole public course	$3,437	$6,850	12/22/06

Lakeridge Country Club— Lubbock, Texas	18-hole private course	$3,973	$7,900	12/22/06

Fox Meadow Country Club— Medina, Ohio	18-hole private course	$4,718	$9,400	12/22/06

Painted Hills Golf Club— Kansas City, Kansas	18-hole public course	$1,937	$3,850	12/22/06

Signature Golf Course— Solon, Ohio	18-hole private course	$8,567	$17,100	12/22/06

Weymouth Country Club— Medina, Ohio	18-hole private course	$5,265	$10,500	12/22/06

Cowboys Golf Club— Grapevine, Texas	18-hole public course; leasehold interest	$12,570	$25,000	12/26/06

Clear Creek Golf Club— Houston, Texas	18-hole public course; concession-holder interest	$—	$1,888	1/11/07

Arrowhead Country Club— Glendale, Arizona	18-hole private course	$—	$17,357	11/30/07

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2007	Initial Purchase Price	Date Acquired
Golf (continued)

Ancala Country Club— Scottsdale, Arizona	18-hole private course	$—	$14,107	11/30/07

Tallgrass Country Club— Witchita, Kansas	18-hole private course	$—	$5,405	11/30/07

Deer Creek Golf Club— Overland Park, Kansas	18-hole public course	$—	$8,934	11/30/07

Arrowhead Golf Club— Littleton, Colorado	18-hole public course	$—	$15,783	11/30/07

Hunt Valley Golf Club— Phoenix, Arizona	27-hole public course	$—	$23,430	11/30/07

Meadowbrook Golf & Country Club— Tulsa, Oklahoma	18-hole private course	$—	$11,530	11/30/07

Stonecreek Golf Club— Phoenix, Arizona	18-hole public course	$—	$14,095	11/30/07

Painted Desert Golf Club— Las Vegas, Nevada	18-hole public course	$—	$9,468	11/30/07

Mission Hills Country Club— Northbrook, Illinios	18-hole private course	$—	$4,779	11/30/07

Eagle Brook Country Club— Geneva, Illinois	18-hole private course	$—	$16,253	11/30/07

Majestic Oaks Golf Club— Ham Lake, Minnesota	45-hole public course	$—	$13,217	11/30/07

Ruffled Feathers Golf Club— Lemont, Illinois	18-hole public course	$—	$13,883	11/30/07

Tamarack Golf Club— Naperville, Illinois	18-hole public course	$—	$7,747	11/30/07

Continental Golf Course— Scottsdale, Arizona	18-hole public course	$—	$6,419	11/30/07

Desert Lakes Golf Club— Bullhead City, Arizona	18-hole public course	$—	$2,637	11/30/07

Tatum Ranch Golf Club— Cave Creek, Arizona	18-hole private course	$—	$6,379	11/30/07

Kokopelli Golf Club— Gilbert, Arizona	18-hole public course	$—	$9,416	11/30/07

Superstition Springs Golf Club— Mesa, Arizona	18-hole public course	$—	$11,042	11/30/07

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2007	Initial Purchase Price	Date Acquired
Golf (continued)

Foothills Golf Club— Phoenix, Arizona	18-hole public course	$—	$9,881	11/30/07

Legend at Arrowhead Golf Resort—Glendale, Arizona	18-hole public course	$—	$10,438	11/30/07

London Bridge Golf Club— Lake Havasu, Arizona	36-hole semi-private course	$—	$11,805	11/30/07

Forest Park Golf Course— St. Louis, Missouri	27-hole public course; leasehold interest	$—	$13,372	12/19/07

Micke Grove Golf Course— Lodi, California	18-hole public course; leasehold interest	$—	$6,550	12/19/07

	Total	$128,221	$518,034

Attractions

Gatlinburg Sky Lift— Gatlinburg, Tennessee	Scenic chairlift; leasehold interest	$—	$19,940	12/22/05

Hawaiian Falls—Garland— Garland, Texas	11-acre waterpark; leasehold interest	$—	$6,318	4/21/06

Hawaiian Falls—The Colony— The Colony, Texas	12-acre waterpark; leasehold interest	$—	$5,807	4/21/06

Fiddlesticks Fun Center— Tempe, Arizona	Miniature golf course, bumper boats, batting cages and go-karts	$—	$5,016	10/06/06

Funtasticks Fun Center— Tucson, Arizona	Miniature golf course, go-karts, batting cages, bumper boats and kiddie land with rides	$—	$6,424	10/06/06
Putt Putt Fun Center— Lubbock, Texas	Batting cages, go-karts and bumper boats; leasehold interest	$—	$1,779	10/06/06
Putt Putt Fun Center— Raleigh, North Carolina	Batting cages, go-karts and bumper boats; leasehold interest	$—	$811	10/06/06

Camelot Park— Bakersfield, California	Miniature golf course, go-karts, batting cages and arcade; leasehold interest	$—	$948	10/06/06

Zuma Fun Center— Charlotte, North Carolina	Miniature golf course, batting cages, bumper boats and go-karts	$—	$7,378	10/06/06

Zuma Fun Center— Knoxville, Tennessee	Miniature golf course, batting cages, bumper boats, rock climbing and go-karts	$—	$2,037	10/06/06

Zuma Fun Center— North Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	$—	$916	10/06/06

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2007	Initial Purchase Price	Date Acquired
Attractions (continued)

Mountasia Family Fun Center—North Richland Hills, Texas	Two miniature golf courses, go-karts, bumper boats, batting cages, paintball fields and arcade	$—	$1,776	10/06/06

Zuma Fun Center— South Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	$—	$4,883	10/06/06

Grand Prix Tampa— Tampa, Florida	Miniature golf course, go-kart and batting cages	$—	$3,254	10/06/06

Magic Springs and Crystal Falls Theme Park— Hot Springs, Arkansas	70-acre theme park and waterpark	$—	$20,000	4/16/07

White Water Bay— Oklahoma City, Oklahoma	21-acre tropical-themed waterpark	$1,328	$20,000	4/6/07

Splashtown— Houston, Texas	53-acre waterpark	$980	$13,700	4/6/07

Water World— Concord, California	23-acre waterpark; leasehold interest	$754	$10,800	4/6/07

Elitch Gardens— Denver, Colorado	62-acre theme park and waterpark	$9,211	$109,000	4/6/07

Darien Lake— Buffalo, New York	978-acre theme park and waterpark	$6,924	$109,000	4/6/07

Frontier City— Oklahoma City, Oklahoma	113-acre theme park	$1,196	$17,750	4/6/07

Wild Waves & Enchanted Village— Seattle, Washington	67-acre theme and waterpark; leasehold interest	$1,607	$31,750	4/6/07

	Total	$22,000	$399,287

Additional Lifestyle Properties
Marinas

Lake Front Marina— Port Clinton, Ohio	470 wet slips; leasehold and fee interests	$—	$5,600	12/22/06

Sandusky Harbor Marina—Sandusky, Ohio	660 wet slips; leasehold and fee interests	$—	$8,953	12/22/06

Beaver Creek Marina— Monticello, Kentucky	275 wet slips; leasehold interest	$—	$10,525	12/22/06

Burnside Marina— Somerset, Kentucky	400 wet slips; leasehold interest	$—	$7,130	12/22/06

Pier 121 Marina and Easthill Park— Lewisville, Texas	1,007 wet slips, 250 dry storage units; leasehold interest	$—	$37,190	12/22/06

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2007	Initial Purchase Price	Date Acquired
Additional Lifestyle Properties
Marinas (continued)

Manasquan River Club— Brick Township, New Jersey	199 wet slips	$—	$8,900	6/8/07

Crystal Point Marina— Point Pleasant, New Jersey	200 wet slips	$—	$5,600	6/8/07

Eagle Cove Marina— Byrdstown, Tennessee	106 wet slips; leasehold and fee interests	$—	$5,300	8/1/07

Great Lakes Marina— Muskegon, Michigan	350 wet slips, 150 dry storage units	$—	$10,088	8/20/07

Holly Creek Marina— Celina, Tennessee	250 wet slips; leasehold and fee interests	$—	$6,790	8/1/07

	Total	$—	$106,076

Dealerships
Route 66 Harley-Davidson— Tulsa, Oklahoma	46,000 square-foot retail and service facility with restaurant	$—	$6,500	4/27/06

	Total	$—	$6,500

Lifestyle Residential
Mizner Court at Broken Sound— Boca Raton, Florida	450-unit apartment complex	$85,413	$104,400	12/31/07

	Total	$85,413	$104,400

	Total Properties	$355,620	$1,569,397

FOOTNOTE:

(1)	On October 2, 2007 and November 15, 2007, we acquired The Village at Northstar from a subsidiary of Northstar Mountain Properties, LLC for an aggregate purchase price of approximately $36.1 million, of which approximately $0.7 million was placed in reserve, at closing, for capital improvements.

(2)	This amount includes the Bretton Woods construction loan of approximately $3.6 million as of December 31, 2007.

As of December 31, 2007, we own interests in three unconsolidated ventures that are in the business of owning and leasing real estate. We own an 80% interest in the Intrawest Retail Village Properties, an 80% interest in the Dallas Market Center and a 69.7% interest in the two Great Wolf Waterpark Resorts. The amounts of purchase price and mortgages and other notes payable as of December 31, 2007, which are reflected in the table below, represent only our proportionate share of the total purchase price and outstanding mortgages and other notes payable of the underlying ventures. As of December 31, 2007, we have invested, through unconsolidated entities, in the following properties which are divided by asset class (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2007		Initial Purchase Price	Date Acquired
Destination Retail

Village at Blue Mountain— Ontario, Canada	23 tenant units in 6 buildings	$21,393	(1)	$8,625	12/3/04

Whistler Creekside— British Columbia, Canada	26 tenant units in 8 buildings	$—		$15,600	12/3/04

Village at Copper Mountain— Copper Mountain, Colorado	48 tenant units in 10 buildings	$9,365		$18,640	12/16/04

Village at Mammoth Mountain— Mammoth Lakes, California	33 tenant units in 4 buildings	$10,546		$18,640	12/16/04

Village of Snowshoe Mountain— Snowshoe, West Virginia	16 tenant units in 4 buildings	$4,150		$6,720	12/16/04

Village of Baytowne Wharf— Destin, Florida	30 tenant units in 14 buildings	$8,527		$13,680	12/16/04

Village at Stratton— Stratton, Vermont	23 tenant units in 11 buildings	$2,437		$7,600	12/16/04

	Total	$56,418		$89,505

Merchandise Marts

Dallas Market Center— Dallas, Texas International Floral and Gift Center—Dallas, Texas	4.8 million leasable square feet	$121,010		$199,200	2/14/05

	Total	$121,010		$199,200

Attractions
Great Wolf Waterpark Resorts

Great Wolf Lodge—Wisconsin Dells— Wisconsin Dells, Wisconsin	76,000 square-foot waterpark, 309 guest suites, 77 condominium units with 128 rooms and 64,000 square-foot indoor entertainment area	$43,898	(2)	$42,000	10/4/05

Great Wolf Lodge—Sandusky—Sandusky, Ohio	42,000 square-foot indoor entertainment area with waterpark, 6,000 square feet of meeting space, fitness center, arcade and gift shop	$—		$38,150	10/4/05

	Total	$43,898		$80,150

	Total Properties	$221,326		$368,855

FOOTNOTES:

(1)	This amount encumbers both the Village at Blue Mountain and Whistler Creekside properties and was converted from Canadian dollars to U.S. dollars at an exchange rate of 1.0194 Canadian dollars for $1.00 U.S. dollar on December 31, 2007.

(2)	This amount encumbers both the Great Wolf Lodge—Wisconsin Dells and Sandusky properties.

In addition to the properties listed above, we made the following acquisitions subsequent to December 31, 2007 (in thousands):

Name and Location	Description	Mortgages Payable	Initial Purchase Price	Date Acquired
Golf
Shandin Hills Golf Club San Bernardino, California	18-hole public course	$—	$5,249	3/7/08

Total		$—	$5,249

Item 3.	Legal Proceedings

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

There were no matters submitted to a vote of our security holders during the fourth quarter of 2007.

[Intentionally left blank]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. There is no established public trading market for our shares, and even though we intend to list our shares on a national securities exchange or over-the-counter market. If market conditions are satisfactory, a public market for our shares may not develop even if the shares are listed. Prior to such time, if any, as the listing of our shares occurs, any stockholder who has held shares for not less than one year (other than CNL Income Company, LLC or its affiliates) may present all or any portion equal to at least 25% of such stockholder's shares to us for redemption at any time (pursuant to our existing redemption plan). See the section entitled “Redemption of Shares” below for additional information regarding our redemption plan.

As of December 31, 2007, the price per share of our common stock was $10.00. We determined the price per share based upon the price we believed investors would pay for the shares and on certain other considerations. We did not take into account the value of the underlying assets in determining the price per share.

We are also aware of sales of our common stock made between investors totaling 16,293 shares sold at an average price of $8.96 per share during 2007, 6,000 shares sold at an average price of $8.50 per share during 2006 and 1,233 shares sold at an average price of $8.92 per share during 2005.

Beginning on April 16, 2004, we offered for sale up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933 (File No. 333-108355), as amended (the “1st Offering”). We commenced active operations on June 23, 2004, when the minimum required offering proceeds were received and funds were released to us from escrow. Our activities from August 11, 2003, our inception, through June 23, 2004 were devoted to the organization of the company. On March 31, 2006, the 1st Offering was terminated and on April 4, 2006, we began the offering and sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933 (File No. 333-128662), as amended (the “2nd Offering”). As of March 1, 2008, we had approximately 64,027 common stockholders of record.

The following table summarizes our public offerings as of December 31, 2007 (in thousands):

	1st Offering		2nd Offering		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Subscriptions received	51,247	$512,540	134,508	$1,330,697	185,755	$1,843,237
Subscriptions received pursuant to reinvestment plan	862	8,188	6,040	57,382	6,902	65,570
Redemptions	(894)	(8,444)	(73)	(687)	(967)	(9,131)

Total	51,215	$512,284	140,475	$1,387,392	191,690	$1,899,676

Number of investors	17,505		44,512		62,017

In addition to the shares sold through our public offerings, our Advisor purchased 20,000 shares for $200,000 preceding the commencement of our 1st Offering. In December 2004, 117,706 restricted common shares for $1.2 million were issued to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly-owned indirectly by our chairman of the board and his wife.

We have used these offering proceeds primarily for the following purposes (approximate amounts in thousands):

Acquisition of real estate, net of loan proceeds	$1,265,334
Investment in unconsolidated entities, net of loan proceeds	170,560
Investments in mortgage loans receivable, net of repayment	122,951
Payment of offering costs	29,849
Payment of selling commissions and marketing support fees	179,267
Payment of acquisition costs and fees	85,806
Deposits outstanding	11,575
Redemptions of common stock	9,131

Total	$1,874,473

Distributions. We make distributions to stockholders pursuant to the provisions of our articles of incorporation. For the years ended December 31, 2007 and 2006, we declared and paid cash distributions of approximately $94.1 million and $33.7 million, respectively, to the stockholders. For the years ended December 31, 2007 and 2006, approximately 58.0% and 71.9%, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 42.0% and 28.1%, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2007 and 2006, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders' return on their invested capital as described in our advisory agreement.

The following table presents total distributions declared and distributions per share (in thousands except per share data):

2006 Quarters	First	Second	Third	Fourth	Year
Total distributions declared	$5,813	$7,281	$8,396	$12,236	$33,726
Distributions per share	0.1374	0.1374	0.1399	0.1475	0.5622

2007 Quarters	First	Second	Third	Fourth	Year
Total distributions declared	$18,258	$21,890	$26,144	$27,775	$94,067
Distributions per share	0.1500	0.1500	0.1500	0.1500	0.6000

We have and intend to continue to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, a balanced analysis of value creation reflective of both current and expected long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, the actual operating results of each quarter, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other permitted investments acquired or made by us. We are required to distribute at least 90% of our taxable income to maintain our REIT qualification for tax purposes. We have and may continue to borrow on our revolving line of credit to fund distributions to stockholders at the end of each fiscal quarter. See “Sources of Liquidity and Capital Resources” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our sources of cash for distributions.

Redemption of Shares. Our redemption plan is designed to provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us prior to the listing of our shares. Subject to certain restrictions discussed below, we may redeem fractional shares, from time to time, at the following prices:

•	$9.25 per share for stockholders who have owned their shares for at least one year;

•	$9.50 per share for stockholders who have owned their shares for at least two years;

•	$9.75 per share for stockholders who have owned their shares for at least three years; and

•	for stockholders who have owned their shares for at least four years, a price determined by our board of directors but in no event less than $10.00 per share.

During the period of any public offering, the repurchase price will be equal to or below the price of the shares offered in any offering. Stockholders that have purchased shares in 1st Offering will receive no less than $9.50 for their shares and will be eligible to redeem at greater than $9.50 when the applicable holding period has been met in accordance with the pricing set forth above. Redemption of shares issued pursuant to our reinvestment plan will be priced based upon the purchase price from which shares are being reinvested.

Any stockholder who has held shares for not less than one year (other than our Advisor) may present for our consideration, all or any portion equal to at least 25% of such shares to us for redemption at any time. At such time, we may, at our sole option, choose to redeem such shares presented for redemption for cash to the extent we have sufficient funds available. Further, we have the right to waive the one-year holding period in the event of the death, permanent disability or bankruptcy of a stockholder or other exigent circumstances. There is no assurance that there will be sufficient funds available for redemption or that we will exercise our discretion to redeem such shares and, accordingly, a stockholder’s shares may not be redeemed. Factors that we will consider in making our determinations to redeem shares include:

•	whether such redemption impairs our capital or operations;

•	whether an emergency makes such redemption not reasonably practical;

•	whether any governmental or regulatory agency with jurisdiction over us demands such action for the protection of our stockholders;

•	whether such redemption would be unlawful; and

•	whether such redemption, when considered with all other redemptions, sales, assignments, transfers and exchanges of our shares, could prevent us from qualifying as a REIT for tax purposes.

If we elect to redeem shares, the following conditions and limitations would apply. The full amount of the proceeds from the sale of shares under the reinvestment plan (the “Reinvestment Proceeds”) attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and Reinvestment Proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares we redeem (if we determine to redeem shares) exceed 5% of the weighted average shares of our common stock at the beginning of such 12-month period. For the year ended December 31, 2007, we redeemed approximately 663,000 shares at an average price of approximately $9.42 per share, for a total of approximately $6.2 million.

Issuer Purchases of Equity Securities. The following table presents details regarding our repurchase of securities between October 1, 2007 and December 31, 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased under the Plan
October 1, 2007 through October 31, 2007	308,946	$9.49	308,946	4,836,636
November 1, 2007 through November 30, 2007	—	—	—	4,836,636
December 1, 2007 through December 31, 2007	—	—	—	4,836,636

Total	308,946		308,946

In February 2008, we redeemed an additional 311,693 shares at an average price of approximately $9.36 per share, for a total of $2.9 million.

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

A stockholder who wishes to have his or her shares redeemed must mail or deliver a written request on a form we provide, executed by the stockholder, its trustee or authorized agent, to the redemption agent, which is currently BNY Investment Center, Inc., an affiliate of the Bank of New York. The redemption agent at all times will be registered or exempt from registration as a broker-dealer with the Commission and each state securities commission. Within 30 days following the redemption agent’s receipt of the stockholder’s request, the redemption agent will forward to such stockholder the documents necessary to affect the redemption, including any signature guarantee we or the redemption agent may require. In the event that we elect to accept such shares for redemption, the redemption agent will affect such redemption for the calendar quarter provided that it receives the properly completed redemption documents relating to the shares to be redeemed from the stockholder at least one calendar month prior to the last day of the current calendar quarter and has sufficient funds available to redeem such shares. The effective date of any redemption will be the last date during a quarter during which the redemption agent receives the properly completed redemption documents. As a result, we anticipate that, assuming sufficient funds are available for redemption, the redemptions will be paid no later than 30 days after the quarterly determination of the availability of funds for redemption.

Accordingly, the redemption price paid to stockholders for shares of common stock we redeem may vary over time to the extent that the IRS changes its ruling regarding the percentage discount that a REIT may give on reinvested shares, or to the extent that the board of directors determines to make a corresponding change to the price at which it offers shares pursuant to its reinvestment plan.

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

SELECTED FINANCIAL DATA

The following selected financial data for CNL Income Properties should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations”(in thousands except per share data):

	Year Ended December 31,
	2007	2006	2005	2004(1)	2003(1)
Operating Data:
Revenues	$141,183	$22,256	$227	$—	$—
Operating income (loss)	35,409	1,478	(4,984)	(1,280)	—
Net income (loss)	35,525	19,385	6,583	(683)	—
Net income (loss) per share	0.22	0.31	0.33	(0.17)	—
Cash distributions declared and paid(2)	94,067	33,726	10,096	1,173	—
Cash distributions declared and paid per share	0.60	0.56	0.54	0.26	—
Cash provided by (used in) operating activities	117,212	45,293	4,616	755	(199)
Cash used in investing activities	1,221,387	562,480	199,063	41,781	—
Cash provided by financing activities	842,894	721,293	251,542	77,735	200
Weighted average number of shares outstanding (basic and diluted)	159,807	62,461	19,796	4,076	20

	Year Ended December 31,
	2007	2006	2005	2004(1)	2003(1)
Balance Sheet Data:
Real estate investments	$1,603,061	$464,892	$20,953	$—	$—
Investments in unconsolidated entities	169,350	178,672	212,025	41,913	—
Mortgages and other notes receivable	116,086	106,356	3,171	—	—
Cash	35,078	296,163	93,804	36,710	1
Total assets	2,042,210	1,103,699	336,795	85,956	1,312
Long-term debt obligations	355,620	69,996	—	—	—
Total liabilities	424,896	104,505	12,163	11,004	1,112
Rescindable common stock	—	21,688	—	—	—
Stockholders’ equity	1,617,314	977,506	324,632	74,952	200

Other Data:
Funds from operations (“FFO”)(3)	$118,378	$40,037	$14,170	$(579)	$—
FFO per share(3)	$0.74	$0.64	$0.72	$(0.14)	$—
Properties owned directly at the end of period	90	42	1	—	—
Properties owned through unconsolidated entities at end of the period	10	10	10	7	—
Investments in mortgages and other notes receivable at the end of period	9	7	1	—	—

FOOTNOTES:

(1)	The selected financial data for 2003 covers the period August 11, 2003 (our date of inception) through December 31, 2003. Operations commenced on June 23, 2004 when we received minimum offering proceeds of $2.5 million and funds were released from escrow. We completed our first investment in December 2004. The historical results of operations are not necessarily indicative of future performance due to our limited operating history and our rate of growth attributable to the significant increase in proceeds raised through our offerings as well as the number and magnitude of real estate acquisitions made in recent periods.

(2)	Cash distributions are declared by the board of directors and generally are based on various factors, including expected and actual net cash from operations and our general financial condition, among others. Approximately 58.0%, 71.9%, 51.9%, 24.0% and 0.0% of the distributions received by stockholders were considered to be ordinary income and approximately 42.0%, 28.1%, 48.1%, 76.0% and 0.0% were considered a return of capital for federal income tax purposes for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their Invested Capital, as described in our advisory agreement.

(3)	We consider funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) and as used herein, means net income determined in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. We believe that by excluding the effect of depreciation and amortization, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income); (ii) is not necessarily indicative of cash flow available to fund cash needs; and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income as reported in the accompanying consolidated financial statements and notes thereto.

Reconciliation of net income (loss) to FFO for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 (in thousands except per share data):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Net income (loss)	$35,525	$19,385	$6,583	$(683)	$—
Adjustments:
Depreciation and amortization	64,883	8,489	17	—	—
Net effect of FFO adjustment from unconsolidated entities(a)	17,970	12,163	7,570	104	—

Total funds from operations	$118,378	$40,037	$14,170	$(579)	$—

Weighted average number of shares of common stock outstanding (basic and diluted)	159,807	62,461	19,796	4,076	20

FFO per share (basic and diluted)	$0.74	$0.64	$0.72	$(0.14)	$—

FOOTNOTES:

(a)	Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method of accounting.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

CNL Income Properties, Inc. was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States and Canada that we lease on a long-term basis (generally between five to 20 years, plus multiple renewal options) to tenants or operators who are significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We also make and acquire loans (including mortgage, mezzanine and other loans) generally collateralized by interests in real estate. We currently operate and have elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2004. We have retained CNL Income Company, LLC as our Advisor to provide management, acquisition, advisory and administrative services.

GENERAL

As of March 1, 2008, we had a portfolio of 100 lifestyle properties within eight asset classes: Marinas, Ski and Mountain Lifestyle, Destination Retail, Golf, Merchandise Marts, Attractions, Dealerships and Lifestyle Residential. Ten of these 100 properties are owned through unconsolidated ventures and three are located in Canada. Also, at March 1, 2008, we have made 11 loans, nine of which are outstanding and have committed to acquire four additional properties. Our properties are generally leased on a long-term basis to either third-party tenant operators or to affiliated tenants who contract third-party managers that we consider to be significant industry leaders.

Many of the lifestyle properties in which we invest are impacted by seasonal variations. As a result, the businesses conducted at these lifestyle properties experience seasonal fluctuations in revenues that may require our operators to supplement cash flows at those properties in order to be able to make scheduled rent payments to us. We experience competition from other REITs, real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds and other investors, including, but not limited to, banks and insurance companies, many of which have greater financial resources than us in the acquisition, leasing and financing of properties within our targeted asset classes. These competitors often also have a lower cost of capital and are subject to less regulation. This competition impacts our ability to find both real estate investments and tenants. We may also face competition from other funds in which affiliates of our Advisor may participate.

Our properties typically are, or will be, leased on a long-term, triple-net basis to either third-party tenant operators or to affiliated tenants who contract third-party managers that we consider to be significant industry leaders. Two water park resorts are owned by us through an unconsolidated venture that leases the properties to tenant entities that are owned by a taxable REIT subsidiary (“TRS”) of the venture. The results of operations for this unconsolidated entity include the operating results of the underlying properties as opposed to rental income from operating leases that is normally recorded for properties leased to third-party tenants. Our lifestyle residential property is leased under short-term leases (typically one year) to multiple tenants.

We have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 90% of our taxable income to our stockholders and meet other compliance requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our net income and cash flows. However, we believe that we are organized and have operated in a manner to qualify for treatment as a REIT beginning with the year ended December 31, 2004. In addition, we intend to continue to be organized and to operate so as to remain qualified as a REIT for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other permitted investments and the payment of operating expenses and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans are generated from operations and our investments. The sources of our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, from interest payments on the loans we make and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could significantly decrease our ability to pay distributions to our stockholders. We have also entered into a revolving line of credit with a capacity of $100.0 million, which will be used to bridge short-term liquidity needs that arise due to timing of cash receipts and payments.

We intend to continue to acquire properties and make loans and other permitted investments with proceeds from our public offerings and permanent debt financing. If sufficient capital is not raised, it would limit our ability to acquire additional properties or make loans and permitted investments. A failure to raise necessary capital could impact our ability to pay distributions to our stockholders unless we choose to borrow to do so.

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to be generated from properties, loans and other permitted investments to cover such distributions. In the event we are unable to acquire properties at the pace expected, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long term. Our ability to acquire properties is in part dependent upon our ability to locate and contract with suitable third-party tenants. The inability to locate suitable tenants may delay our ability to acquire certain properties. Not only are we experiencing increased competition in our targeted asset classes, we are also challenged due to the complex and expensive structures we must use to acquire properties due to the tax and legal requirements of being a REIT. Delays in acquiring properties or making loans with the capital raised from our common stock offerings will adversely affect our ability to pay distributions to our existing stockholders.

We believe that our current and anticipated capital resources, including cash on hand and the availability of funds from our line of credit and from other potential borrowings are sufficient to meet our liquidity needs for the coming year.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of December 31, 2007, we had received approximately $1.9 billion (192.7 million shares) in total offering proceeds. The following table summarizes our public offerings as of December 31, 2007 (in thousands):

	1st Offering		2nd Offering		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Subscriptions received	51,247	$512,540	134,508	$1,330,697	185,755	$1,843,237
Subscriptions received pursuant to reinvestment plan	862	8,188	6,040	57,382	6,902	65,570
Redemptions	(894)	(8,444)	(73)	(687)	(967)	(9,131)

Total	51,215	$512,284	140,475	$1,387,392	191,690	$1,899,676

Number of investors	17,505		44,512		62,017

In addition to the shares sold through our public offerings, our Advisor purchased 20,000 shares for $200,000 preceding the commencement of our 1st Offering. In December 2004, 117,706 restricted common shares for $1.2 million were issued to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly-owned indirectly by our chairman of the board and his wife.

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

Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, and we expect this trend to continue in 2008. Until these markets improve, we may experience more difficulty in obtaining mortgage loans or may be required to accept less favorable terms than we have received in the past.

On October 15, 2007, we obtained a $100.0 million syndicated revolving line of credit which replaced our $20.0 million revolving line of credit. The new line of credit will be used for working capital, to temporarily fund distributions to stockholders and to make real estate investments. The line of credit bears interest at either Prime plus 0.50% or 30-day, 60-day or 90-day LIBOR plus 2.0% and matures on October 15, 2010 and is collateralized by a ski property, our marina properties and certain of our attraction properties and has an aggregate carrying value of approximately $229.9 million at December 31, 2007. The terms of the line of credit require us to meet certain customary financial covenants and ratios including (a) a maximum leverage ratio not to exceed 65%, (b) a minimum fixed charge ratio of no less than 115%, and (c) a minimum net worth of no less than $750.0 million plus 75% of equity raised since July 1, 2007. We were in compliance with these covenants as of December 31, 2007.

In connection with the foreclosure on the Mizner property on December 31, 2007, we obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR (approximately 4.60% at December 31, 2007) plus 1.72% on the first $57.3 million and 0.25% on the remaining $28.1 million. The loan is collateralized by a 450-unit apartment complex in Boca Raton, Florida and will mature on January 2, 2015. On January 2, 2008, we entered into an interest rate hedging instrument that swapped the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year, and on the next $16.7 million to a blended rate of 5.80% for the term of the loan (of which 1.25% is deferred until maturity). This hedging instrument was designated as a cash flow hedge of interest payments from inception of the hedge.

On February 9, 2007, we obtained a loan for $24.7 million that is collateralized by mortgages on five golf properties. The loan bears interest annually at a fixed rate of 6.35% for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period and a final payment of the remaining principal amount and interest due upon maturity. Prepayment for the loan is prohibited for the first two years after which early repayment is subject to a prepayment fee. The loan is cross-defaulted with our other golf financings obtained from the same lender.

On February 13, 2007, we entered into a $20.0 million revolving line of credit agreement. On April 23, 2007, the bank extended the maturity of our $20.0 million revolving line of credit dated February 13, 2007, from May 1, 2007 through July 31, 2007. On July 13, 2007, we entered into an amended and restated loan agreement converting the $20.0 million revolving line of credit agreement dated February 13, 2007 to a $25.0 million three year, non-revolving construction loan with substantially similar terms as the original line of credit. The construction loan is being used to finance improvements at the Bretton Woods Resort.

On March 23, 2007, we obtained a loan for $111.5 million that is collateralized by mortgages on five ski properties. The loan bears interest annually at a fixed rate of 6.11%, for a term of seven years, with monthly payments of principal and interest based on a 20-year amortization period. A balloon payment for the remaining principal and interest is due upon the loan’s maturity at the end of seven years. Prepayment is permitted upon payment of a fee.

On April 6, 2007, we acquired a portfolio of three waterparks and four theme parks for an aggregate purchase price of $312.0 million, consisting of $290.0 million in cash and an unsecured subordinated promissory note in the original principal sum of $22.0 million. The note has a term of 10 years, requires annual principal payments of $1.7 million, bears interest annually at a fixed rate of 8.75% and has a balloon payment for the then remaining principal and interest due at the end of ten years.

On June 8, 2007, we borrowed approximately $42.0 million as part of a series of golf course property financings. The borrowing is comprised of eight separate loans, each of which is collateralized by a mortgage or deed of trust on one golf course property. Each loan bears interest annually at a fixed rate of 6.58% for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period. At the end of ten years, there is a balloon payment for the remaining principle and interest due on the loan. Prepayment on the loan is prohibited for the first two years, after which early prepayment is allowed but is subject to a prepayment fee. The loan is cross-defaulted with our other golf financings obtained from the bank.

As of December 31, 2007 and 2006, we had the following indebtedness (in thousands):

	Collateral & Approximate Carrying Value of Collateral at December 31, 2007	Interest Rate	Maturity Date	Balance as of December 31,
				2007	2006
Variable rate debt:
Mortgage debt	1 lifestyle residential property, $106.8 million	30-day LIBOR + Spread	1/2/2015	$85,413	$—
Mortgage debt	1 ski and mountain lifestyle property, $51.7 million	30-day LIBOR + 2.00%	7/1/2010	3,587	—

Total variable rate debt				$89,000	$—

Fixed rate debt:
Mortgage debt	8 golf properties, $83.8 million	6.58%	7/1/2017	41,685	—
Mortgage debt	5 ski and mountain lifestyle properties, $225.8 million	6.11%	4/5/2014	109,560	—
Seller financing	n/a	8.75%	4/1/2017	22,000	—
Mortgage debt(6)	5 golf properties, $38.3 million	6.35%	3/1/2017	24,370	—
Mortgage debt	3 golf properties, $93.3 million	6.33%	12/1/2016	45,909	46,636
Mortgage debt	3 golf properties, $30.7 million	6.18%	12/1/2016	16,258	16,522
Seller financing	n/a	5.20%	6/19/2009	338	338
Seller financing	collateralized by an $8.0 million certificate of deposit	5.77%	6/19/2010	6,500	6,500

Total fixed rate debt				266,620	69,996

Total debt				$355,620	$69,996

See the section below entitled “Off Balance Sheet and Other Arrangements—Borrowings of Our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $117.2 million for the year ended December 31, 2007 which consisted primarily of rental revenues, interest income on mortgages and other notes receivable, interest earned on uninvested offering proceeds, the receipt of distributions from our unconsolidated entities and $24.0 million in security deposits from our third-party tenants, offset by payments made for operating expenses (including asset management fees to our Advisor), as compared to the net cash flow from operating activities of approximately $45.3 million for the year ended December 31, 2006. The fluctuation in operating cash flow is principally due to the increase of our total assets under management and the related revenues and cash flows generated from these investments. Net cash flow provided by operating activities was approximately $4.6 million for the year ended December 31, 2005, which consisted primarily of interest income earned on cash in bank accounts offset by payments made for operating expenses.

Distributions from Unconsolidated Entities

As of December 31, 2007, we had investments in ten properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities. For the years ended December 31, 2007 and 2006, we were declared operating distributions of approximately $13.5 million and $15.0 million, respectively, from the operation of these entities. These distributions are generally received within 45 days after each quarter end. Distributions receivable from our unconsolidated entities as of December 31, 2007 and 2006 were approximately $3.2 million and $2.2 million, respectively.

The following table summarizes the change in distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership(1)	DMC Partnership(2)	Intrawest Venture(3)	Total
Year ended December 31, 2007	$—	$10,302	$3,168	$13,470
Year ended December 31, 2006	310	10,232	4,498	15,040

Increase (decrease)	$(310)	$70	$(1,330)	$(1,570)

FOOTNOTES:

(1)	The Wolf Partnership has been adversely affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater than expected competitive pressures, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We expect that cash flows will continue to be affected by these economic and competitive pressures and do not expect to receive any distributions in the near term. We are working with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term at both of these locations. In addition, On March 1, 2006, the Wolf Partnership obtained a $63.0 million loan encumbering its two waterpark resort properties. The decrease in the distribution declared was partially due to a decrease in cash available for distribution as a result of debt service payments being required for the entire year of 2007 as compared to the partial year in 2006.

(2)	The distribution for the year ended December 31, 2007 was greater due to an increase in operating cash distributions as a result of an increase in lease basis from the lighting expansion at the Trade Mart and an increase in percentage rent.

(3)

The agreements governing our ventures provide for us to receive a preferred return on our invested capital ahead of any returns to our partners. Poor performance at certain resort locations resulted in a reduced amount of cash flows available for distribution to us in 2007. In addition, during 2006 the Intrawest Venture received guarantee payments from Intrawest totaling $0.4 million which increased the amount of distributions we received, however, this guarantee was no longer available in 2007.

Uses of Liquidity and Capital Resources

Property Acquisitions and Investments in Unconsolidated Entities

Since our inception we have used proceeds from our common stock offerings to acquire new properties, make additional capital improvements at existing properties and make investments in unconsolidated entities. During the three years ended December 31, 2007, we invested the following amounts in the acquisition of new properties (in thousands):

Year	Number of Properties Owned Directly	Aggregate Purchase Price (including transaction costs)
2005	1	$20,104
2006	42	445,726
2007	47	1,129,451

Total	90	$1,595,281

Additionally, for the years ended December 31, 2007, 2006 and 2005, we invested an additional $24.5 million, $1.2 million and zero, respectively, in capital improvements at existing properties and invested approximately $0.09 million, $15.3 million and $158.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, in three unconsolidated entities that collectively own ten properties.

As of December 31, 2007, we were committed to acquire four additional properties (one of which was acquired in March 2008) and to fund equipment replacements and other capital improvements for certain existing properties. We also have potential obligations to pay additional contingent purchase consideration related to some of the properties we acquired if those properties achieve certain performance thresholds. See “Events Occurring Subsequent to December 31, 2007” and “Commitments, Contingencies and Contractual Obligations” for additional information.

Mortgages and Other Notes Receivable

During the years ended December 31, 2007, 2006 and 2005, we loaned $22.0 million, $101.0 million and $3.0 million, respectively, to third-party borrowers under 11 loans. One such loan for $3.0 million was repaid during 2006. In December 2007, one other loan was discharged when we received title to the collateral property in a foreclosure sale.

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

We do not pay distributions from proceeds from our common stock offerings. We have historically made, and may continue to make, advances under our revolving line of credit to temporarily fund the payment of distributions at the end of each fiscal quarter. We currently have up to $100.0 million liquidity under our revolving line of credit.

The distributions declared and paid during the years ended December 31, 2007, 2006 and 2005 were $94.1 million, $33.7 million and $10.1 million, respectively, and exceeded net income for the year ended December 31, 2007, 2006 and 2005 by approximately $58.5 million, $14.3 million and $3.5 million, respectively. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the years ended December 31, 2007, 2006 and 2005, approximately 62.2%, 42.5% and 34.8%, of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 42.0%, 28.1% and 48.1% of the distributions for the years ended December 31, 2007, 2006 and 2005, respectively, constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

The following table compares cash flows provided by operations to cash distributions declared (in thousands):

	Year Ended December 31,
	2007	2006	2005
Cash flows provided by operations	$117,212	$45,293	$4,616
Distributions declared	94,067	33,726	10,096

Excess (deficiency)	$23,145	$11,567	$(5,480)

In 2005, the deficiency was temporarily funded with an advance under our revolving line of credit.

Common Stock Redemptions

For the years ended December 31, 2007, 2006 and 2005, approximately 663,000 shares, 280,000 shares and 24,000 shares, respectively, were redeemed at approximately $6.2 million, $2.7 million and $0.2 million, respectively, for an average price per share of $9.42, $9.50 and $9.50, respectively. These shares are considered retired and will not be reissued.

Stock Issuance Costs and Other Related Party Arrangements

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

Certain of our directors and officers hold similar positions with CNL Income Company, LLC, which is both a stockholder and our Advisor, and CNL Securities Corp., which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, the parent company of our Advisor. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $117.4 million, $106.8 million and $41.8 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Of these amounts, approximately $3.6 million and $11.1 million are included in the due to related parties in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively. CNL Income Company, LLC and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the years ended December 31, 2007, 2006 and 2005 were approximately $9.2 million, $9.5 million and $14.9 million, respectively.

Additionally, pursuant to the advisory agreement, we will not reimburse our Advisor any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). The first applicable expense year and measurement period was the twelve months ended June 30, 2005, for which our operating expenses exceeded the Expense Cap by $0.4 million. In accordance with the advisory agreement, such amount was recorded as a reduction in general and administrative expenses and was reimbursed by our Advisor. For each year ended following the initial measurement period including the Expense Year ended December 31, 2007 and 2006, operating expense did not exceed the Expense Cap.

We maintain accounts at a bank for which our chairman and vice chairman serve as directors. We had deposits of approximately $1.9 million and $3.5 million in those accounts as of December 31, 2007 and 2006, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Consolidation. Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated for consolidation based on Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (FIN46R”), which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a VIE under FIN 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures,” (“SOP 78-9”), as amended by Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”).

The application of FIN 46R, SOP 78-9 and EITF 04-5 requires management to make significant estimates and judgments about our and our venture partners’ rights, obligations and economic interests in the related venture entities. For example, under FIN 46R, there are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary. This includes determining the expected future losses of the entity, which involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our the financial statements.

Investments in unconsolidated entities. The equity method of accounting is applied with respect to investments in entities for which we have determined that consolidation is not appropriate under FIN 46R, SOP 78-9 or EITF 04-05. We recognize equity in earnings from our unconsolidated entities under the hypothetical liquidation at book value (“HLBV”) method of accounting due to the capital structure of those entities and the rights and priorities of the partners. The HLBV method differs from other generally accepted accounting methods in which an investing partner recognizes the percentage of a venture’s net income or loss based upon the partner’s percentage of ownership. Under the HLBV method, we must estimate at the balance sheet date what we would receive or be obligated to pay in accordance with the governing agreements if our unconsolidated entities were to liquidate all of their assets, pay their debts and distribute the remaining equity at book value. As a result, we recognize income (equity in earnings) in each reporting period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Under this method, in any given period we could be recording more or less income than actual cash distributions received and more or less than we may receive in the event of an actual liquidation.

Allocation of purchase price for acquisition of properties. We allocate the purchase costs of properties to the tangible and intangible assets acquired and the liabilities assumed as provided by Statement of Financial

Accounting Standards No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” For each acquisition, we assess the value of the land, the as-if vacant building, equipment and intangible assets, including in-place lease origination costs, the above or below market lease values and other intangibles based on their estimated fair values. The values determined are based on independent appraisals, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition. Initial valuations and allocations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date. Changes in estimates and judgments related to the allocation of purchase price could result in the over or understatement of our various real estate or intangible assets, which may impact depreciation and/or amortization expense and our results from operations.

Leases. Our leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” (“FAS 13”) and have been accounted for as operating leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. Changes in our estimates or assumptions regarding collectability of lease payments, the residual value or economic lives of the leased property could result in a change in accounting for the lease.

Revenue Recognition. We recognize revenue in accordance with the guidance contained in Staff Accounting Bulletin, No. 101 and FAS 13. Rental revenue is recorded on the straight-line basis over the terms of the leases. Percentage rent that is due contingent upon tenant performance, such as gross revenues, is deferred until the underlying performance thresholds have been reached. The deferred portion of interest on mortgages and other notes receivable is recognized on a straight-line basis over the term of the corresponding note. Changes in our estimates or assumptions regarding collectability of lease and loan interest payments could result in a change in income recognition and impact our results of operations.

Impairments. For real estate owned directly, we monitor events and changes in circumstance that may indicate that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. For real estate investments accounted for under the equity method, we compare the estimated fair value of our investment to the carrying value at each reporting date. To the extent the fair value of the investment is less that the carrying amount, and the decline in value is determined to be other that a temporary decline, an impairment charge will be recorded. The estimated fair value of our investment is determined based on internal valuation models which are based on a variety of assumptions relating to future performance of the underlying operations. Changes in these assumptions could have a positive or negative impact on the estimated fair value of our investments and, therefore, could affect our conclusion regarding any impairment.

Mortgages and Other Notes Receivable. Mortgages and other notes receivable are recorded at the stated principal amounts net of deferred loan origination costs or fees. A loan is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the note. An allowance for loan loss is calculated by comparing the carrying value of the note to the estimated fair value of the underlying collateral. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan loss not to exceed the original carrying amount of the loan. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized as collected. The estimated fair market value of the underlying loan collateral is determined by management using appraisals and internally developed valuation methods. These models are based on a variety of assumptions. Changes in these assumptions could positively or negatively impact the valuation of our impaired loans.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” We adopted this statement and analyzed our material tax positions under FIN 48 and have determined that we have not taken any uncertain tax positions within the meaning of the interpretation.

In September 2006, the FASB issued FASB Interpretation Number 157, “Fair Value Measurement” (FAS 157). FAS 157 creates consistency in valuing all assets and liabilities. Fair value is defined as what would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. FAS 157 requires certain methods to be used to measure fair value and expands disclosures about fair value measurements. The application of this pronouncement is effective in fiscal periods beginning after November 15, 2007. In February 2008, the FASB issued a Staff Position that will (i) partially defer the effective date of FAS 157, for one year for certain nonfinancial assets and liabilities and (ii) remove certain leasing transactions from the scope of FAS 157. The adoption of FAS 157 is not expected to have any significant impact on our current practice nor on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of FAS 157 “Fair Value Measurement” discussed above. The application of this pronouncement does not have a significant impact to our current practice nor on our financial position or results of operations.

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. Companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for our fiscal year beginning January 1, 2008, however, in October 2007, FASB agreed to propose an indefinite delay and in February 2008, FASB issued a final Staff Position to indefinitely delay the effective date of SOP 07-1. We do not believe we are an investment company under the provisions of SOP 07-1 and do not expect to retain specialized investment company accounting for any of our consolidated or equity method investments where the investment entity may be deemed an investment company. Accordingly, we do not expect the adoption of SOP 07-1 to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued statement of Financial Accounting Standard No. 160, “Non-Controlling Interest in Consolidated Financial Statements” (FAS 160). FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. This statement calls for (i) all non-controlling interest to be recognized in the equity section of the consolidated balance sheets apart from the parent’s equity, (ii) requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income and (iii) and requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The application of this pronouncement is effective in fiscal periods on or after December 15, 2008 and is not expected to have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R (i) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed, (ii) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed and (iii) requires entities to disclose to investors and other users additional information they need to evaluate and understand the nature and financial effect of the business combination. Additionally, FAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. The application of this pronouncement is effective in fiscal year beginning after December 15, 2008. The adoption of FAS 141R will have a significant impact on our operating results because of the highly acquisitive nature of our business. In 2009, we expect to have an immediate reduction in our net income attributable to new acquisitions since acquisition costs and fees which have historically been capitalized and allocated to the cost basis of our properties will instead be expensed immediately as incurred. Post acquisition, there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties as a result of acquisition costs and fees no longer being capitalized and depreciated.

[Intentionally left blank]

RESULTS OF OPERATIONS

2007 AS COMPARED TO 2006

The following table summarizes our operations for the year ended December 31, 2007 as compared to December 31, 2006 (in thousands except per share data):

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
Revenue:
Rental income from operating leases	$122,879	$15,926	$106,953	671.6%
Interest income on mortgages and other notes receivable	11,018	6,210	4,808	77.4%
Other operating income	7,286	120	7,166	5971.7%

Total revenue	141,183	22,256	118,927	534.4%

Expenses:
Asset management fees to Advisor	14,804	5,356	9,448	176.4%
General and administrative	9,953	5,464	4,489	82.2%
Ground lease and permit fees	5,761	1,277	4,484	351.1%
Repairs and maintenance	2,090	42	2,048	4876.2%
Other operating expenses	8,283	150	8,133	5422.0%
Depreciation and amortization	64,883	8,489	56,394	664.3%

Total expenses	105,774	20,778	84,996	409.1%

Operating income	35,409	1,478	33,931	2295.7%

Other income (expense):
Interest and other income	11,135	7,890	3,245	41.1%
Interest expense and loan cost amortization	(14,757)	(986)	(13,771)	-1396.7%
Equity in earnings of unconsolidated entities	3,738	11,003	(7,265)	-66.0%

Total other income	116	17,907	(17,791)	-99.4%

Net income	$35,525	$19,385	$16,140	83.3%

Earnings per share of common stock (basic and diluted)	$0.22	$0.31	$(0.09)	-29.0%

Weighted average number of shares of common stock outstanding (basic and diluted)	159,807	62,461

[Intentionally left blank]

Rental income from operating leases. The significant increase in rental income for the year ended December 31, 2007 as compared to December 31, 2006 was principally due to the acquisition of 47 new properties in 2007 and the rents generated from those properties. The following analysis quantifies the total rental income generated from our properties based on the year in which the properties were acquired and leased, and the increases in rental income attributable to those properties on a comparative basis, year over year:

Properties Subject to Operating Leases	Number of Properties		Total Rental Income (in thousands) for the Year Ended December 31,		Percentage of Total 2007 Rental Income	Percentage of Total 2006 Rental Income	Percentage of Total Increase in Rental Income
			2007	2006
Acquired in 2005	1		$3,573	$3,554	2.9%	22.3%	<0.1%
Acquired in 2006	41		47,957	12,372	39.0%	77.7%	33.3%
Acquired in 2007	46		71,349	—	58.1%	—	66.7%

Total	88	(1)	$122,879	$15,926	100.0%	100.0%	100.0%

FOOTNOTES:

(1)	Two of our consolidated properties were not leased on a long-term triple-net lease basis at December 31, 2007. The Cowboys Golf Club was operated through a TRS as noted in “other operating income and expenses” below, and we took title to our Mizner residential property on December 31, 2007.

Approximately 58.1% of total rental income for the year ended December 31, 2007 was derived from properties that were newly acquired in 2007, which accounted for over 66.7% of the total increase in rental income. Approximately 39.0% of total rental income for 2007, or 33.3% of the increase in rental income was related to properties that were acquired in 2006. This resulted in a partial year of rental income being recognized in fiscal year 2006 as compared to a full year in 2007. Only one of our properties was owned and leased for the entire two years ended December 31, 2007 and 2006, which generated approximately $3.6 million, or 2.9% and 22.3% of total rental income, respectively.

Interest income on mortgages and other notes receivable. Between September 2005 and December 2007, we made 11 loans to third-party borrowers, which resulted in interest income of approximately $11.0 million and $6.2 million for the years ended December 31, 2007 and 2006, respectively. On August 14, 2006, one of the loans was repaid in full and on July 9, 2007, one loan was deemed impaired and we subsequently received title to the collateralized property in exchange for the forgiveness of our note receivable and the assumption of senior debt which was refinanced. See “Loan Impairments” below for additional information.

Other operating income and expense. The increase in other operating income and expense was primarily due to our ownership of the Cowboys Golf Club, which was operated through a TRS under a management agreement with Evergreen Alliance Golf Limited, L.P. (“EAGLE Golf”), for the entire year of 2007 as compared to one month in 2006. On January 1, 2008, we terminated our management agreement and simultaneously entered into a long-term, triple-net lease agreement with EAGLE Golf for this property. Accordingly, in the future, we will receive rental income under the operating lease for this property instead of golf course operating revenues and expenses.

Asset management fees to Advisor. Asset management fees of 0.08334% of invested assets are paid to the Advisor for the acquisition of real estate assets and making loans. For the years ended December 31, 2007 and 2006 asset management fees to our Advisor were approximately $14.8 million and $5.4 million, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans made during 2007.

General and administrative. General and administrative expenses were approximately $10.0 million and $5.5 million for the years ended December 31, 2007 and 2006, respectively. The increase is primarily due to the overall increase in our operating activities as a result of the properties we have acquired.

Ground leases and permits. Ground lease payments, park use and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of the triple-net leases with those tenants. These expenses have corresponding revenues included in rental income above. For the years ended December 31, 2007 and 2006, ground lease and permit fees were approximately $5.8 million and $1.3 million, respectively. The increase is attributable to the growth of our property portfolio during 2007. The following are the properties subject to such leases or permits as of December 31, 2007:

Properties	Date Acquired	Description
EAGLE Golf Portfolio (American Golf)	12/19/07	Two long-term ground leases
Sunday River Resort	8/7/07	Long-term ground lease
Holly Creek & Eagle Cove Marinas	8/1/07	Two long-term ground leases
Mountain High Ski Resort	6/29/07	U.S. Forest Service ski area permit
The PARC Portfolio	4/06/07	Two long-term ground leases
Boyne USA Portfolio	1/19/07	Two U.S. Forest Service ski area permits
Booth Creek Ski Portfolio	1/19/07	U.S. Forest Service ski area permit
Brighton Ski Resort	1/08/07	U.S. Forest Service ski area permit and one ground lease
Marinas International	12/22/06	Five long-term ground leases
EAGLE Golf Portfolio	11/16/06	Three long-term ground leases
Family Entertainment Centers	10/06/06	Three long-term ground leases
Bear Creek Golf Course	9/08/06	Special facilities ground leases agreement with Dallas/Fort Worth International Airport Board
Cypress Mountain Ski Area	5/30/06	Special park use permit from Canadian Provincial Authority
Hawaiian Falls	4/21/06	Two long-term ground leases
Gatlinburg	12/22/05	Long-term ground lease

Repairs and Maintenance. Repairs and maintenance expense represents expenditures of $2.1 million and $42,000 for the years ended December 31, 2007 and 2006, respectively, from capital reserve accounts for repairs and maintenance at our properties which could not be capitalized due to the routine and ongoing nature of these activities. These expenditures, such as periodic repainting of buildings, do not substantially enhance the properties or increase the estimated useful lives and therefore cannot be capitalized.

Depreciation and amortization. Depreciation and amortization expenses were approximately $64.9 million and $8.5 million for the years ended December 31, 2007 and 2006, respectively. The increase is primarily due to the acquisition of additional real estate properties in 2007.

Interest and other income. The increase in interest income is a result of higher average balance and an increase in the average yield we received on our money market accounts where we temporarily held uninvested offering proceeds prior to using them to acquire real estate. During 2007, we received an average yield of 4.70% as compared to an average yield of 4.24% during 2006. Our average uninvested offering proceeds, based on month-end money market balances, was $205.2 million during 2007 as compared to $165.0 million during 2006.

Interest expense and loan cost amortization. The increase in interest expense for the year ended December 31, 2007 as compared to December 31, 2006 is attributable to the increase in notes and mortgages payable as a result of acquisitions of properties. As of December 31, 2007, we had loan obligations totaling $355.6 million with a weighted average fixed interest rate of 6.46%.

Equity in earnings. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2007	2006	$ Change	% Change
Wolf Partnership	$(4,779)	$(1,970)	$(2,809)	(142.6)%
DMC Partnership	9,480	9,059	421	4.6%
Intrawest Venture	(963)	3,964	(4,927)	(124.3)%
Other	—	(50)	50	n/a

Total	$3,738	$11,003	$(7,265)	(66.0)%

Equity in earnings decreased by approximately $7.3 million for the year ended December 31, 2007 as compared to the same period in 2006, primarily due to an increase in the loss we were allocated from the Wolf Partnership of $2.8 million and a decrease in the income we were allocated by the Intrawest Venture of $4.9 million offset by an increase of $0.4 million from the DMC Partnership. The Wolf Partnership continues to be affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater competitive pressure, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We continued to work with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns, however, the affects of the economic downturn and competitive pressure is expected to continue to have an impact on our earnings in 2008.

As discussed in our significant accounting policies, equity in earnings is recognized using the HLBV method of accounting which means we recognize income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Because our equity in earnings is calculated in this manner due to the preferences we receive upon liquidation, we have historically recognized more income than the underlying unconsolidated entities have generated and our partners have historically been allocated significant losses which offset the earnings that we have recorded for these entities. During 2006, our partners’ unreturned capital in the Intrawest Venture was reduced to zero as a result of the losses they have recognized and the distributions that they have received from this venture. Since the date that this occurred, we no longer recognize significant amounts of income from this venture and in the future may recognize losses that this entity incurs (on a GAAP basis) which is the primary reason for the reduction in equity in earnings from the Intrawest Venture during 2007 as compared to 2006. Additionally, the operating performance at certain of the Intrawest resorts declined as compared to the operating results in 2006 as a result of rent collection issues for multiple tenants at these properties. While this method of recognizing earnings and losses from the unconsolidated entities is not expected to have an impact on the distributions we receive, it will likely result in reductions or fluctuations in our net income, earnings per share, funds from operations (“FFO”) and FFO per share. For the years ended December 31, 2007 and 2006, we received cash distributions of approximately $12.9 million and $17.0 million, respectively, from our unconsolidated entities.

Net income and earnings per share. Our net income and earnings per share are volatile as we are still in the early stages of operation and are experiencing significant growth. These performance measures are significantly affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make large individually significant acquisitions can be dilutive to the earnings per share ratio. Additionally, during the last 12 months we have been acquiring a significant number of properties that have a greater proportion of fixtures and equipment (ski resorts, attractions and marinas) as compared to the properties previously acquired. This results in a shorter weighted average useful life for our portfolio which causes proportionately higher depreciation expense than we have recorded in the past, which has a negative impact on net income and earnings per share but does not impact FFO and FFO per share. Additionally, the reduction in equity in earnings from 2006 to 2007 also negatively impacted our net income and earnings per share.

2006 AS COMPARED TO 2005

The following table summarizes our operations for the year ended December 31, 2006 as compared to December 31, 2005 (in thousands except per share data):

	Year Ended
	December 31,
	2006	2005	$ Change	% Change
Revenue:
Rental income from operating leases	$15,926	$112	$15,814	14119.6%
Interest income on mortgages and other notes receivable	6,210	115	6,095	5300.0%
Other operating income	120	—	120	n/a

Total revenue	22,256	227	22,029	9704.4%

Expenses:
Asset management fees to Advisor	5,356	2,559	2,797	109.3%
General and administrative	5,464	2,587	2,877	111.2%
Ground lease and permit fees	1,277	28	1,249	4460.7%
Repairs and maintenance	42	—	42	n/a
Other operating expenses	150	—	150	n/a
Depreciation and amortization	8,489	37	8,452	22843.2%

Total expenses	20,778	5,211	15,567	298.7%

Operating income (loss)	1,478	(4,984)	6,462	129.7%

Other income (expense):
Interest and other income	7,890	1,346	6,544	486.2%
Interest expense and loan cost amortization	(986)	(69)	(917)	-1329.0%
Equity in earnings of unconsolidated entities	11,003	10,290	713	6.9%

Total other income	17,907	11,567	6,340	54.8%

Net income	$19,385	$6,583	$12,802	194.5%

Earnings per share of common stock (basic and diluted)	$0.31	$0.33	$(0.02)	-6.1%

Weighted average number of shares of common stock outstanding (basic and diluted)	62,461	19,796

Rental income from operating leases. The significant increase in rental income for the year ended December 31, 2006 as compared to December 31, 2005 was due to the acquisition of 42 real estate properties during 2006 all of which, except for one, were leased on a long-term triple-net basis to third-party tenants as compared to the single property that we acquired and leased in December 2005. Prior to December 2005, we did not own any properties that we consolidated in our financial statements and all of our investments were owned through unconsolidated entities from which our primary source of income was equity in earnings.

Interest income on mortgages and other notes receivable. Between September 2005 and December 2006, we made eight loans to third-party borrowers, which resulted in interest income of approximately $6.2 million and $0.1 million for the years ended December 31, 2006 and 2005, respectively. We had not made any loans prior to September 2005.

Other operating income and expense. The increase in other operating income for the year ended December 31, 2006 as compared to December 31, 2005 is primarily due to the acquisition of Cowboys Golf Club which was operated through a TRS under a management agreement with EAGLE Golf.

Asset management fees to Advisor. For the years ended December 31, 2006 and 2005, asset management fees to our Advisor were approximately $5.4 million and $2.6 million, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans made during 2006.

General and administrative. General and administrative expenses were approximately $5.5 million and $2.6 million for the years ended December 31, 2006 and 2005, respectively. The increase is primarily due to the overall increase in our operating activities as a result of the properties we have acquired.

Ground leases and permits. Ground lease payments, park use and land permit fees were approximately $1.3 million for the year ended December 31, 2006 as compared to approximately $28,000 for the year ended December 31, 2005. See a listing of properties subject to such leases or permits above under “Results of Operations 2007 as Compared to 2006.”

Repairs and Maintenance. Repairs and maintenance expense represents expenditures of $42,000 and zero for the years ended December 31, 2006 and 2005, respectively, from capital reserve accounts for repairs and maintenance at our properties which could not be capitalized due to the routine and ongoing nature of these activities. These expenditures, such as periodic repainting of buildings, do not substantially enhance the properties or increase the estimated useful lives and therefore cannot be capitalized.

Depreciation and amortization. Depreciation and amortization expenses were approximately $8.5 million and $37,000 for the years ended December 31, 2006 and 2005, respectively. The increase is primarily due to the acquisition of additional real estate properties during 2006.

Interest and other income. The increase in interest income is a result of greater average cash on hand from uninvested offering proceeds during the year ended December 31, 2006 as compared to December 31, 2005.

Interest expense and loan cost amortization. The increase in interest expense for the year ended December 31, 2006 as compared to December 31, 2005 is primarily due to the notes and mortgages payable in connection with the Bretton Woods acquisition and the financing of six golf properties that closed toward the end of 2006. We had no third-party financing during 2005.

Equity in earnings. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2006	2005	$ Change	% Change
Wolf Partnership	$(1,970)	$(400)	$(1,570)	(392.5)%
DMC Partnership	9,059	6,297	2,762	43.9%
Intrawest Venture	3,964	4,393	(429)	(9.8)%
Other	(50)	—	(50)	n/a

Total	$11,003	$10,290	$713	6.9%

Equity in earnings increased by approximately $0.7 million for the year ended December 31, 2006 as compared to the same period in 2005, primarily due to increased income of $2.8 million from the DMC Partnership as a result of our ownership of the property for the entire year of 2006. This was offset partially by increased losses of $1.6 million from owning the Wolf Partnership for the entire year of 2006. The Wolf Partnership has been adversely affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater competitive pressure, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We continued to work with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term at both of these locations.

As stated above, during 2006, our partners’ unreturned capital in the Intrawest Venture was reduced to zero as a result of the losses they have recognized and the distributions that they have received from this venture. Since the date that this occurred, we no longer recognize significant amounts of income from this venture and in the future will recognize losses that this entity incurs (on a GAAP basis) which is the primary reason for the reduction in equity in earnings from the Intrawest Venture during 2006 as compared to 2005.

However, for the years ended December 31, 2006 and 2005, we received cash distributions of approximately $17.0 million and $7.1 million, respectively, from our unconsolidated entities.

Net income and earnings per share. As noted above, our net income and earnings per share are volatile as we are still in the early stages of operation and are experiencing significant growth. These performance measures are significantly affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make large individually significant acquisitions can be dilutive to the earnings per share ratio.

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

Reconciliation of net income to FFO for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net income	$35,525	$19,385	$6,583
Adjustments:
Depreciation and amortization	64,883	8,489	17
Net effect of FFO adjustment from unconsolidated entities(1)	17,970	12,163	7,570

Total funds from operations	$118,378	$40,037	$14,170

Weighted average number of shares of common stock outstanding (basic and diluted)	159,807	62,461	19,796

FFO per share (basic and diluted)	$0.74	$0.64	$0.72

FOOTNOTES:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method of accounting.

FFO per share increased year over year primarily due to our ability to invest our offering proceeds in property acquisitions earlier in 2007 as compared to the timing of acquisitions made in 2006. This resulted in a greater proportion of rental income recognized on new acquisitions in 2007 versus 2006. To a lesser extent, the increase was a result of an increase in yield we received on uninvested offering proceeds. In addition, total FFO increased by a greater proportion than the increase in the weighted average shares, resulting in a higher per share amount.

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

Loan Impairments

In 2007, Plaza Partners, LLC defaulted under its $16.8 million loan payable to us. Pursuant to the loan agreement dated February 28, 2006, the loan had an annual fixed interest rate of 15.0% with monthly interest payments of 8.75% and the remaining 6.25% becoming due and payable upon the loan's maturity. Following discussions with the borrower, we amended the loan agreement, extending certain deadlines until December 31, 2006. On January 1, 2007, the borrower failed to meet certain deadlines and the interest rate was raised to 19.0%, retroactively to inception of the loan, with the monthly interest payments remaining the same. The borrower remained current on its loan payments through maturity on February 28, 2007. At maturity, the borrower was unable to repay the loan. We deemed the loan impaired and ceased recording interest upon the loan’s maturity. On June 15, 2007, we filed a complaint in the Ninth Judicial Circuit Court for Orange County, Florida to foreclose on the collateral of the loan. On September 28, 2007, the borrower filed an amended and restated answer and counter claim. We believe, based on a recently obtained appraisal and current market conditions, that the underlying collateral exceeds the full principal amount of the loan and all accrued interest. As a result, a loan loss allowance has not been established for this loan.

On March 10, 2006, we purchased a $15.0 million loan from Column Financial, Inc., in its capacity as lender to Mizner Court Holdings, L.P (“Mizner”). The proceeds from the mezzanine loan, in addition to proceeds from an $89.0 million first mortgage loan, were used to acquire a 450-unit apartment complex in Boca Raton, Florida with the intent to convert the complex into condominiums. On July 9, 2007, Mizner defaulted on its loan payment to us, at which point we deemed the loan to be impaired and ceased recording interest income. During the year ended December 31, 2007, on behalf of Mizner, we made approximately $1.7 million in payments due under the borrower’s first mortgage in order to protect our investment position and paid approximately $0.7 million to cover operating shortfalls at the property. Pursuant to an agreement among the borrower, the owner, the senior lender and us, on December 17, 2007, a foreclosure sale was completed on the property and on December 31, 2007, we received title to the property in exchange for the forgiveness of our note receivable and the assumption of senior debt which was refinanced. Simultaneously, we refinanced the property for approximately $85.4 million and repaid part of the existing senior debt on the property. At this time we wrote off all remaining unamortized acquisition fees which totaled $137,500. Our new loan is collateralized by a mortgage on the Mizner Court apartment complex. The $85.4 million loan bears interest annually at a variable rate based on 30-day LIBOR plus a spread and matures on January 2, 2015.

In January 2008, Shorefox Development, LLC notified us that they were experiencing financial difficulties and that they would no longer be able to pay the debt service under their $40.0 million loan. As of the date of this filing, we are evaluating our options and considering pursuing foreclosure on the collateral for this loan. Based on appraisals and our estimates we believe the value of our collateral exceeds our loan amount and all accrued interest and carrying costs. See “Events Occurring Subsequent to December 31, 2007” for additional information.

The loan defaults discussed above are in part due to the lack of refinancing options in the current credit markets.

OFF BALANCE SHEET AND OTHER ARRANGEMENTS

We hold interests in unconsolidated entities that may affect our results of operations, financial liquidity, and capital expenditures. Our equity in earnings from unconsolidated entities for the years ended December 31, 2007, 2006 and 2005 contributed approximately $3.7 million, $11.0 million and $10.3 million, respectively, to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the annual payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages.

At the closing of the acquisition of the five U.S. resort village properties owned through unconsolidated entities, our partner, Intrawest entered into leases for certain commercial space at the properties that is occupied by Intrawest or its affiliates. The leases have terms of 15 or 20 years, with four five-year renewal options and annual base rents approximating market rates. In addition, Intrawest executed interim lease agreements with the subsidiary owners for all vacant space at each resort village. Under the interim leases, Intrawest will make payments of minimum base rents approximating market rates for a term of four years which ends in December 2008. Intrawest also executed a full recourse corporate indemnity guaranteeing the payment of contractual rents for all existing leases made to Intrawest or any of its affiliates for the remaining term of each of those respective leases.

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

Borrowings of Our Unconsolidated Entities

Our unconsolidated entities are subject to the following fixed rate debt (in thousands):

Unconsolidated Entity	Type of Loan	Interest Rate	Payment	Maturity Date	Principal Balance at December 31,
					2007		2006
Intrawest U.S. Venture	Mortgage loan	5.75%	Monthly principal and interest payment of $289,389	6/1/2015	$43,780		$44,707

Intrawest Canadian Venture	Mortgage loan	5.83%	Monthly interest only of $110,880(1)	12/11/2014	26,741	(1)	22,800	(2)

DMC Partnership	Mortgage loan	6.04%	Monthly principal and interest payment of $889,145	9/1/2014	136,118		138,380

DMC Partnership	Mortgage loan	5.45%	Monthly principal and interest payment of $110,663	9/1/2012	15,145		15,585

Wolf Partnership	Mortgage loan	6.08%	Monthly interest only of $319,200(3)	3/1/2013	63,000		63,000

Total					$284,784		$284,472

FOOTNOTES:

(1)	This amount was converted from Canadian dollars to U.S. dollars at an exchange rate of 1.0194 Canadian dollars for $1.00 U.S. dollar as of December 31, 2007. Effective December 2006, monthly principal and interest payments are due until maturity.

(2)	This amount was converted from Canadian dollars to U.S. dollars at an exchange rate of 0.8581 Canadian dollars for $1.00 U.S. dollar as of December 31, 2006.

(3)	Effective April 1, 2009, monthly principal and interest payments shall be payable on the loan based on a 30-year amortization schedule.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of December 31, 2007:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest)(1)	$23,583	$58,699	$46,124	$346,451	$474,857
Obligations under capital leases	1,905	1,701	19	—	3,625
Obligations under operating leases(2)	7,681	15,112	14,862	140,106	177,761

Total	$33,169	$75,512	$61,005	$486,557	$656,243

FOOTNOTES:

(1)	Represents third-party or seller financing obtained in connection with the acquisition of properties.

(2)	Represents obligations under ground leases, park use permits and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, park use and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration(1)	$—	$23,650	$—	$—	$23,650
Capital improvements(2)	34,788	26,979	3,500	—	65,267
Pending investments(3)	43,000	—	—	—	43,000

Total	$77,788	$50,629	$3,500	$—	$131,917

FOOTNOTES:

(1)

In connection with the purchase of the resort village property located at Copper Mountain, Colorado, the Intrawest U.S. Partnership agreed to pay additional future purchase consideration contingent upon the Copper Mountain property achieving certain levels of financial performance, as specified in the purchase and sale agreement. The amount of the contingent purchase price will be determined as of December 31, 2008, and in no event, will the amount exceed $3.75 million. We have guaranteed the payment of the contingent purchase price to the seller on behalf of the Intrawest U.S. Partnership. We currently do not anticipate that the properties will achieve the performance thresholds and therefore do not expect to pay the additional purchase consideration.

In connection with the purchase of the Wolf Dells property and the Wolf Sandusky property, the seller may receive an additional contingent purchase price of up to $3.0 million per waterpark resort if those properties achieve certain financial performance goals during 2007 and 2008. The amount of the contingent purchase price will be determined during those years, and in no event will the amount exceed a total of $6.0 million for both properties. The properties did not reach the performance goals in 2007 nor do we anticipate that the properties will achieve the performance thresholds in 2008 and therefore do not expect to pay any additional purchase consideration.

In connection with the Valencia and Talega and Weston Hills properties, the seller may receive supplemental purchase price payments, and in no event, will the amount exceed $8.6 million and $5.3 million, respectively, if the properties achieve certain financial performance goals in fiscal year 2009.

(2)	We have committed to fund equipment replacements and other capital improvement projects for our existing properties.

(3)	In October 2007, we entered into an asset purchase agreement to acquire 28 golf course properties and on November 30, 2007 and December 19, 2007, we acquired 22 fee properties and two leasehold interests, respectively, for an aggregate purchase price of $264.0 million. On March 7, 2008, one additional leasehold interest was acquired for approximately $5.2 million. The remaining leasehold interests are expected to close by April 17, 2008 and are subject to customary closing conditions. There can be no assurance that any or all of the properties will be acquired.

EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2007

On March 12, 2008, our board of directors approved an amendment to the articles of incorporation to change our name from CNL Income Properties, Inc. to CNL Lifestyle Properties, Inc.

Our board of directors declared distributions of $0.05125 per share to stockholders of record at the close of business on January 1, 2008, February 1, 2008 and March 1, 2008. These distributions are to be paid by March 31, 2008.

On October 29, 2007, we entered into an asset purchase agreement with American Golf Corporation and certain of its affiliates and on November 30, 2007 entered into an equity purchase agreement with Nevada Links, Inc., a company not affiliated with American Golf Corporation, to acquire a portfolio of 28 U.S. golf courses, consisting of 22 fee properties and six leasehold interests, in 11 states for an aggregate purchase price of approximately $306.6 million. On November 30, 2007 and December 9, 2007, we acquired the 22 fee properties and two leasehold interests, respectively, for a purchase price of approximately $264.0 million, excluding transaction costs. On March 7, 2008, one additional leasehold interest was acquired for approximately $5.2 million. The purchase of the remaining leasehold interests is expected to close by April 17, 2008 and are subject to customary closing conditions. There can be no assurance that any or all of the remaining properties will be acquired.

In January 2008, Shorefox Development, LLC, a borrower, under a $40.0 million loan from us, advised us that they were having financial difficulties and would no longer be able to fund debt service. This loan matures on March 10, 2009 and requires interest payments based on an annual rate of 9.5% paid monthly with an additional 4.0% becoming due and payable at maturity. The loan is collateralized by a first mortgage on a portion of a property which is currently under development as an Orvis®-branded lifestyle community in Granby, Colorado. We ceased recording interest under this loan in January 2008. As of December 31, 2007, accrued and deferred interest under this loan totaled $2.4 million. We believe, based on recent appraisals, that the value of the underlying collateral exceeds the balance of principal as well as accrued and deferred interest and, therefore, have not established an allowance for loan losses for this loan. We are currently evaluating alternatives relating to this loan and are considering starting foreclosure proceedings for the borrower’s collateral.

In connection with the American Golf Corporation transaction, on January 25, 2008, we borrowed an aggregate amount of $140.0 million from the Prudential Insurance Company of America through loans on the 22 non-leasehold golf properties. The loans bear interest annually at a fixed rate of 6.09% for a term of five years, based on a 25-year amortization period, with monthly payment of principal and interest. The loans are cross-defaulted and cross collateralized.

On January 2, 2008, we entered into an interest rate swap to hedge the variable interest rate on the Mizner mortgage loan. The instrument was designated as a cash flow hedge of interest payments from its inception, and swaps the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year and on the next $16.7 million to a blended fixed rate of 5.805% for the term of the loan (of which 1.25% is deferred until maturity.)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes as a result of long-term debt used to acquire properties and to make loans and other permitted investments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we seek to borrow and lend primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed rate debt	$7,050	$7,731	$14,258	$8,146	$8,559	$220,876	$266,620	$260,308	(1)
Weighted average interest rates of maturities	6.84%	6.74%	6.36%	6.76%	6.73%	6.42%	6.46%	—
Variable rate debt	—	—	3,587	—	—	85,413	89,000	89,000
Average interest rate	—	—	LIBOR + 2%(2)	—	—	LIBOR + spread(2)	—	—

Total debt	$7,050	$7,731	$17,845	$8,146	$8,559	$306,289	$355,620	$349,308

FOOTNOTES:

(1)	The fair value of our fixed rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2007.

(2)	The 30-day LIBOR rate was approximately 4.60% at December 31, 2007.

Management estimates that a hypothetical one-percentage point increase in interest rates for our variable rate debt outstanding as of December 31, 2007 would have resulted in additional annualized interest costs of approximately $0.04 million for the year ended December 31, 2007. This sensitivity analysis contains certain simplifying assumptions, and therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

As of December 31, 2007, we had nine notes receivable in the aggregate amount of approximately $108.0 million. One such note carried a variable annual interest rate at 30-day LIBOR plus 7.0%, however, the borrower has defaulted on the loan and we are no longer recording interest. Our other notes receivable entitle us to receive interest at fixed rates.

We are exposed to foreign currency exchange rate fluctuations as a result of our direct ownership of one property in Canada which is leased to a third-party tenant. The lease payments we receive under the triple-net lease are denominated in Canadian dollars. However, management does not believe this to be a significant risk or that currency fluctuations would result in a significant impact to our overall results of operations.

We are also indirectly exposed to foreign currency risk related to our investment in unconsolidated Canadian entities and interest rate risk from debt at our unconsolidated entities. However, we believe our risk of foreign exchange loss and exposure to credit and interest rate risks are mitigated as a result of our right to receive a preferred return on our investments in our unconsolidated entities. Our preferred returns as stated in the governing venture agreements are denominated in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

CNL Income Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Income Properties, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) 2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 17, 2008

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2007	2006
ASSETS
Real estate investment properties under operating leases, net	$1,603,061	$464,892
Investments in unconsolidated entities	169,350	178,672
Mortgages and other notes receivable	116,086	106,356
Prepaid expenses and other assets	49,690	25,928
Intangibles, net	41,306	21,034
Cash	35,078	296,163
Deposits	11,575	6,150
Accounts and other receivables	9,793	3,269
Restricted cash	6,271	1,235

Total Assets	$2,042,210	$1,103,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$355,620	$69,996
Security deposits	38,753	14,720
Accounts payable and accrued expenses	18,318	3,911
Other liabilites	8,558	1,794
Due to affiliates	3,647	11,084
Line of credit	—	3,000

Total Liabilities	424,896	104,505

Commitments and contingencies

Rescindable common stock (zero and 2,169 shares issued and outstanding, respectively	—	21,688

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized;192,794 and 114,035 shares issued and 191,827 and 113,731 shares outstanding as of December 31, 2007 and 2006, respectively	1,918	1,137
Capital in excess of par value	1,690,018	997,826
Accumulated earnings	60,810	25,285
Accumulated distributions	(139,062)	(44,995)
Accumulated other comprehensive gain (loss)	3,630	(1,747)

	1,617,314	977,506

Total Liabilities and Stockholders’ Equity	$2,042,210	$1,103,699

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Rental income from operating leases	$122,879	$15,926	$112
Interest income on mortgages and other notes receivable	11,018	6,210	115
Other operating income	7,286	120	—

Total revenue	141,183	22,256	227

Expenses:
Asset management fees to Advisor	14,804	5,356	2,559
General and administrative	9,953	5,464	2,587
Ground lease and permit fees	5,761	1,277	28
Repairs and maintenance	2,090	42	—
Other operating expenses	8,283	150	—
Depreciation and amortization	64,883	8,489	37

Total expenses	105,774	20,778	5,211

Operating income (loss)	35,409	1,478	(4,984)

Other income (expense):
Interest and other income	11,135	7,890	1,346
Interest expense and loan cost amortization	(14,757)	(986)	(69)
Equity in earnings of unconsolidated entities	3,738	11,003	10,290

Total other income	116	17,907	11,567

Net income	$35,525	$19,385	$6,583

Earnings per share of common stock (basic and diluted)	$0.22	$0.31	$0.33

Weighted average number of shares of common stock outstanding (basic and diluted)	159,807	62,461	19,796

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings (Loss)	Accumulated Distributions	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value
Balance at December 31, 2004	8,839	$88	$76,720	$(683)	$(1,173)	$—	$74,952
Subscriptions received for common stock through public offering and reinvestment plan	29,163	292	290,881	—	—	—	291,173
Redemption of common stock	(24)	(0)	(229)	—	—	—	(229)
Stock issuance and offering costs	—		(37,751)	—	—	—	(37,751)
Net income	—	—	—	6,583	—	—	6,583	$6,583
Distributions, declared and paid ($0.5354 per share)	—	—	—	—	(10,096)	—	(10,096)

Total comprehensive income	—	—	—	—	—	—	—	$6,583

Balance at December 31, 2005	37,978	380	329,621	5,900	(11,269)	—	324,632
Subscriptions received for common stock through public offering and reinvestment plan	76,033	760	753,269	—	—	—	754,029
Redemption of common stock	(280)	(3)	(2,655)	—	—	—	(2,658)
Stock issuance and offering costs	—		(82,409)	—	—	—	(82,409)
Net income	—	—	—	19,385	—	—	19,385	$19,385
Distributions, declared and paid ($0.5622 per share)	—	—	—	—	(33,726)	—	(33,726)
Foreign currency translation adjustment	—	—	—	—	—	(1,747)	(1,747)	(1,747)

Total comprehensive income	—	—	—	—	—	—		$17,638

Balance at December 31, 2006	113,731	$1,137	$997,826	$25,285	$(44,995)	$(1,747)	$977,506

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value
Balance at December 31, 2006	113,731	$1,137	$997,826	$25,285	$(44,995)	$(1,747)	$977,506
Subscriptions received for common stock through public offering and reinvestment plan	76,590	766	754,473	—	—	—	755,239
Reclassification of rescindable common stock	2,169	22	21,666	—	—	—	21,688
Redemption of common stock	(663)	(7)	(6,237)	—	—	—	(6,244)
Stock issuance and offering costs	—	—	(77,710)	—	—	—	(77,710)
Net income	—	—	—	35,525	—	—	35,525	$35,525
Distributions, declared and paid ($0.6000 per share)	—	—	—	—	(94,067)	—	(94,067)
Foreign currency translation adjustment	—	—	—	—	—	5,377	5,377	5,377

Total comprehensive income	—	—	—	—	—	—	—	$40,902

Balance at December 31, 2007	191,827	$1,918	$1,690,018	$60,810	$(139,062)	$3,630	$1,617,314

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$35,525	$19,385	$6,583
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	66,484	9,627	50
Accretion of note origination costs	(171)	(108)	—
Write off of note origination costs	138	53	—
Write off of loan costs	—	21	—
Loan origination fees received	120	400	—
Gain on sale of property	—	17	—
Deferred interest income	—	—	50
Equity in earnings net of distributions from unconsolidated entities	9,126	6,681	(1,854)
Changes in assets and liabilities:
Prepaid expenses and other assets	(16,708)	(1,237)	(54)
Accounts and other receivables	(6,524)	(4,643)	—
Accounts payable, accrued expenses and other liabilities	4,080	2,687	13
Security deposits	24,033	14,720	—
Due to affiliates	1,109	(2,310)	(172)

Net cash provided by operating activities	117,212	45,293	4,616

Investing activities:
Acquisition of properties	(1,153,918)	(446,953)	(20,104)
Investments in unconsolidated entities	(92)	(15,310)	(158,791)
Distribution of loan proceeds from unconsolidated entities	—	43,702	—
Deposits on properties	(1,925)	(5,150)	(1,000)
Acquisition fees and costs paid	(38,416)	(29,510)	(16,168)
Repayment of mortgage loans receivable	—	3,000	—
Issuance of mortgage loans receivable	(22,000)	(100,951)	(3,000)
Short term investments	—	(10,073)	—
Increase in restricted cash	(5,036)	(1,235)	—

Net cash used in investing activities	(1,221,387)	(562,480)	(199,063)

Financing activities:
Subscriptions received from stockholders (including rescindable shares)	755,239	775,740	291,173
Redemptions of common stock	(6,244)	(2,658)	(229)
Distributions to stockholders	(94,067)	(33,726)	(10,096)
Stock issuance costs	(84,894)	(78,848)	(33,771)
Proceeds from mortgage loans and other notes payables	289,145	63,158	—
Principal payments on mortgage loans	(3,521)	—	—
Principal payments on capital lease obligations	(94)	—	—
Net borrowings (repayments) on line of credit	(3,000)	(1,504)	4,503
Payment of loan costs and deposits	(9,670)	(869)	(38)

Net cash provided by financing activities	842,894	721,293	251,542

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—CONTINUED

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Effect of exchange rate fluctuation on cash	$196	$(1,747)	$—

Net increase (decrease) in cash	(261,085)	202,359	57,095
Cash at beginning of period	296,163	93,804	36,709

Cash at end of period	$35,078	$296,163	$93,804

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,400	$635	$57

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid:
Acquisition fees and costs	$222	$1,829	$1,319

Allocation of acquisition fees to real estate investments	$39,207	$13,202	$866

Allocation of acquisition fees to mortgages and other notes payable	$880	$4,038	$—

Allocation of acquisition fees to investments in unconsolidated entities	$—	$—	$4,331

Discharge of note receivable in connection with foreclosure	$15,000	$—	$—

Capital projects	$10,327	$—	$—

Supplemental disclosure of non-cash financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$1,163	$8,286	$4,703

Seller financing in connection with property acquisition	$22,000	$6,838	$—

Assumption of capital lease obligations in connection with property acquisitions	$3,827	$—	$—

See accompanying notes to consolidated financial statements.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business:

CNL Income Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes beginning with its taxable year ended December 31, 2004. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company was formed primarily to acquire directly and indirectly lifestyle properties in the United States that will be leased on a long-term basis (generally five to 20-years, plus multiple renewal options) to tenants or operators who are significant industry leaders. To a lesser extent, the Company also leases properties to taxable REIT subsidiary (“TRS”) tenants and engages independent third-party managers to operate those properties. As of December 31, 2007, the Company owned 100 lifestyle properties directly and indirectly within eight asset classes: Marinas, Ski and Mountain Lifestyle, Destination Retail, Golf, Merchandise Marts, Attractions, Dealerships and Lifestyle Residential. Ten of these 100 properties are owned through unconsolidated ventures and three are located in Canada. The properties are generally leased on a long-term basis to third-party tenant operators or to affiliated tenants who contract with third-party managers that the Company considered to be significant industry leaders. Although these are the asset classes in which the Company has invested and are most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential to generate long-term revenue.

The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments related to interests in real estate. As of December 31, 2007, the Company has made 11 loans, nine of which are still outstanding. In addition, the Company may invest up to 10% of its assets in businesses that provide services, or are otherwise ancillary, to the types of properties in which it is permitted to invest.

2. Significant Accounting Policies:

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and entities in which the Company is the primary beneficiary as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), or has a controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”) and Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). All significant inter-company balances and transactions have been eliminated in consolidation.

Investment in Unconsolidated Entities—The equity method of accounting is applied with respect to investments in entities in which the Company has determined that consolidation is not appropriate under FIN 46R, SOP 78-9 or EITF 04-5. The difference between the Company’s carrying amount of its investments in unconsolidated entities and the underlying equity in the net assets of the entities is due to acquisition fees and expenses paid to affiliates which have been allocated to the Company’s investment. These amounts are amortized over the estimated useful life of the underlying real estate tangible assets when the properties were acquired. The Company records its equity in earnings of the entities under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Under this method, in any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

Allocation of Purchase Price for Acquisition of Properties—The Company allocates the purchase costs of properties to the tangible and intangible assets acquired and the liabilities assumed in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” For each acquisition, the Company assesses the value of the land, the as-if vacant building, equipment and intangible assets, including in-place lease origination costs, the above or below market lease values and other intangibles based on their estimated fair values. The values determined are based on independent appraisals, discounted cash flow models and the Company’s estimates reflecting the facts and circumstances of each acquisition. Initial valuations and allocations are subject to change until the information is finalized, which is no later than 12 months from the acquisition date.

Acquisition Fees and Costs—Acquisition fees and miscellaneous acquisition costs that are directly identifiable with properties that are probable of being acquired are capitalized and included in other assets. Upon the purchase of a property, the fees and costs directly identifiable with that property are reclassified to land, building, equipment and lease intangibles or investments in unconsolidated entities in the case of properties acquired in unconsolidated partnerships. In the event a property is not acquired or no longer is expected to be acquired, costs directly related to the property are charged to expense.

Real Estate Investment Properties—Real estate properties are generally comprised of land, buildings and improvements, leasehold or permit interests, and equipment and are recorded at historical cost. Depreciation is computed using the straight-line method of accounting over the estimated useful lives of the related assets. Buildings and improvements are depreciated over the lesser of 39 years or the remaining life of the ground lease including renewal options and leasehold and permit interests and equipment are depreciated over their estimated useful lives. When the properties or equipment are sold, the related cost and accumulated depreciation will be removed from the accounts and any gain or loss from sale will be reflected in the Company’s results of operations.

Intangible Assets —Amortization of intangible assets, such as in-place leases, are computed using the straight-line method of accounting over the respective lease term. Intangible assets with indefinite lives are not amortized.

Impairments—For real estate owned directly, the Company monitors events and changes in circumstance that may indicate that the carrying amounts of the assets may not be recoverable. When such events or changes in circumstances are present, the Company will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. For real estate investments accounted for under the equity method, the Company compares the estimated fair value of its investment to the carrying value at each reporting date. To the extent the fair value of the investment is less than the carrying amount, and the decline in value is determined to be other than a temporary decline, an impairment charge will be recorded.

Lease Accounting—The Company’s leases are accounted for under the provisions of Statement of Accounting Standards No. 13, “Accounting for Leases,” (“FAS 13”) and have been accounted for as operating leases. This statement requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

Mortgages and Other Notes Receivable—Mortgages and other notes receivable are recorded at the stated principal amounts net of deferred loan origination costs or fees. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note and interest is no longer accrued. An allowance for loan loss is calculated by comparing the carrying value of the note to the value of the underlying collateral. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan loss not to exceed the original carrying amount of the loan. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized as collected.

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

Cash—Cash consists of demand deposits at commercial banks. The Company also invests in money market funds during the year. The cash deposits are held primarily at four financial institutions and exceed federally insured amounts, however the Company has not experienced any losses on such accounts and management does not believe these concentrations to be a credit risk to the Company due to the strong credit ratings of the respective institutions.

Restricted Cash—Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties. The Company’s restricted cash balances as of December 31, 2007 and 2006 were approximately $6.3 million and $1.2 million, respectively.

Short-Term Investments—The Company holds an $8.0 million certificate of deposit which is included under “Prepaid expenses and other assets” in the accompanying balance sheets, that earns interest at a rate of 5.13% and matures on April 20, 2008. The certificate collateralizes a letter of credit which is pledged as collateral for a note payable as described in Note 13. Other short-term investments consist of certificates of deposit with original maturities greater than 90 days.

Fair Value of Financial Instruments—The estimated fair value of cash and cash short-term investments, accounts receivable, accounts payable and accrued expenses approximates carrying value as of December 31, 2007 and 2006, because of the liquid nature of the asset and relatively short maturities of the obligations. The carrying value of the notes receivable reasonably approximates fair value based on expected interest rates for notes to similar borrowers with similar terms and maturities. The Company estimates that the fair value of its fixed rate debt was approximately $260.3 million at December 31, 2007 based on the rates it believes it could obtain for similar borrowings at that date. The fair value of variable rate debt at December 31, 2007 and 2006 and the fair value of fixed rate debt at December 31, 2006 approximated the carrying value, respectively, based on rates and terms the Company had recently obtained for similar borrowings.

Deferred Financing Costs—Financing costs paid in connection with obtaining long-term debt are deferred and amortized over the life of the debt using the straight-line method, which approximates the effective interest method. Amortization expense was approximately $0.6 million, $0.1 million and $0.01 million for the years ended December 31, 2007, 2006 and 2005, respectively.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

Asset Retirement Obligation—In accordance with SFAS No. 143, “Asset Retirement Obligations”, the Company records the fair value of the liability for an asset retirement obligation to the extent it is able to be estimated in the period in which it is acquired with a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement costs included in the carrying amount of the related asset are depreciated over the estimated useful life of the related asset. As of December 31, 2007 and 2006, the Company recorded approximately $0.9 million and $0.4 million, respectively in asset-retirement obligations related to its properties. Accretion expense for the years ended December 31, 2007, 2006 and 2005 was approximately $21,800, $4,000 and zero, respectively.

Foreign Currency Translation—The accounting records for the Company’s one consolidated foreign location, in Vancouver, British Columbia, are maintained in the local currency and translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholders’ equity as a cumulative foreign currency translation adjustment, a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in the accompanying consolidated statements of operations.

Revenue Recognition—The Company records revenue in accordance with Staff Accounting Bulletin, No. 101 (“SAB101”) and FAS 13. Rental revenue is recorded on the straight-line basis over the terms of the leases. Percentage rent that is due contingent upon tenant performance, such as gross revenues, is deferred until the underlying performance thresholds have been reached. The deferred portion of interest on mortgages and other notes receivable is recognized on a straight-line basis over the term of the corresponding note.

FF&E Reserve Income—The Company’s leases require the tenants to pay certain amounts that are set aside by the Company for future replacements of furniture, fixtures and equipment at the property. These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as FF&E reserve income at the time that they are earned and are included in rental income from operating leases in the accompanying consolidated statements of operations.

Income Taxes—The Company believes it has qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes providing it distributes at least 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Management believes that the Company was organized and operated in a manner that enables the Company to continue to qualify for treatment as a REIT for federal income tax purposes for the years ended December 31, 2007, 2006 and 2005.

Under the provisions of the Internal Revenue Code and applicable state laws, each TRS entity of the Company is subject to taxation of income on the profits and losses from its tenant operations. The Company accounts for federal and state income taxes with respect to its TRS entities using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards.

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

Earnings Per Share—Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2007, 2006 and 2005, the weighted average numbers of shares of common stock outstanding, basic and diluted, were 159,807,236, 62,460,728, and 19,795,649, respectively.

Use of Estimates—Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and analysis of real estate and loan impairment. Actual results could differ from those estimates.

Reclassifications—Certain prior period amounts in the audited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Segment Information—The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). FAS 131 requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a Property-by-Property basis and by tenant and operator. The Company derives all significant revenues from a single reportable operating segment of business, lifestyle real estate ownership. Accordingly, the Company does not report more than one segment; nevertheless, management evaluates, at least quarterly, whether the Company continues to have one single reportable segment of business.

Recent Accounting Pronouncements—In December 2007, the Financial Accounting Standards Board (the “FASB”) issued statement of Financial Accounting Standard No. 160, “Non-Controlling Interest in Consolidated Financial Statements” (FAS 160). FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. This statement calls for (i) all non-controlling interest to be recognized in the equity section of the consolidated balance sheets apart from the parent’s equity, (ii) requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income and (iii) and requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The application of this pronouncement is effective in fiscal periods on or after December 15, 2008 and is not expected to have a significant impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R (i) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed, (ii) establishes the acquisition date fair value as the

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

measurement objective for all assets acquired and liabilities assumed and (iii) requires entities to disclose to investors and other users additional information they need to evaluate and understand the nature and financial effect of the business combination. Additionally, FAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. The application of this pronouncement is effective in fiscal year beginning after December 15, 2008. The adoption of FAS 141R will have a significant impact on the Company’s operating results because of the highly acquisitive nature of our business. In 2009, the Company expects to have an immediate reduction in its net income attributable to new acquisitions since acquisition costs and fees which have historically been capitalized and allocated to the cost basis of our properties will instead be expensed immediately as incurred. Post acquisition, there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties as a result of acquisition costs and fees no longer being capitalized and depreciated.

In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. Companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for the Company’s fiscal year beginning January 1, 2008, however, in October 2007, FASB agreed to propose an indefinite delay and in February 2008, FASB issued a final Staff Position to indefinitely delay the effective date of SOP 07-1. The Company does not believe it is an investment company under the provisions of SOP 07-1 and does not expect to retain specialized investment company accounting for any of its consolidated or equity method investments where the investment entity may be deemed an investment company. Accordingly, the Company does not expect the adoption of SOP 07-1 to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of FAS 157 “Fair Value Measurement” discussed below. The application of this pronouncement is not expected to have a significant impact on the Company’s current practice or on its financial position or results of operations.

In September 2006, the FASB issued FASB Interpretation Number 157, “Fair Value Measurement” (FAS 157). FAS 157 creates consistency in valuing all assets and liabilities. Fair value is defined as what would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. FAS 157 requires certain methods to be used to measure fair value and expands disclosures about fair value measurements. The application of this pronouncement is effective in fiscal periods beginning after November 15, 2007. In February 2008, the FASB issued a Staff Position that will (i) partially defer the effective date of FAS 157, for one year for certain nonfinancial assets and liabilities and (ii) remove certain leasing transactions from the scope of FAS 157. The adoption of FAS 157 is not expected to have a significant impact on the Company’s current practice or on its financial position or results of operations.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Company adopted this statement and analyzed its material tax positions under FIN 48 and determined that it has not taken any uncertain tax positions within the meaning of the interpretation

3. Real Estate Investment Properties:

During the years ended December 31, 2007 and 2006, the Company acquired 47 and 42 properties, respectively, in various asset classes for an aggregate purchase price of approximately $1.2 billion and $472.5 million, respectively, including transaction costs. All the properties, except for one, are leased on a long-term basis to either affiliated or third-party tenants and are managed by third-party operators.

The following summarizes the allocation of purchase price and transaction costs for the properties acquired during the years ended December 31, 2007 and 2006 (in thousands):

	Total Purchase Allocation
	2007	2006
Land & land improvements	$569,439	$221,017
Leasehold interests	51,648	61,972
Buildings	303,921	110,924
Equipment	204,486	59,575
Intangibles	23,855	19,023
Other assets	13,811	—

Total	$1,167,160	$472,511

As of December 31, 2007 and 2006, real estate investment properties under operating leases consisted of the following (in thousands):

	December 31,
	2007	2006
Land & land improvements	$849,755	$218,958
Leasehold interest	122,906	80,958
Buildings	423,735	112,221
Equipment	278,754	61,094
Less: accumulated depreciation	(72,089)	(8,339)

	$1,603,061	$464,892

For the years ended December 31, 2007, 2006 and 2005, the Company had depreciation expense of approximately $63.5 million, $8.3 million and $37,000, respectively.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Intangible Assets:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2007 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	2007 Net Book Value
In place leases	19.2 years	$30,556	$1,260	$29,296
Trade names	42.5 years	10,847	266	10,581
Trade names	Indefinite	1,429	—	1,429

		$42,832	1,526	$41,306

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2006 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	2006 Net Book Value
In place leases	19.2 years	$9,518	$156	$9,362
Trade names	42.5 years	10,841	11	10,830
Trade names	Indefinite	842	—	842

		$21,201	$167	$21,034

Amortization expense of approximately $1.4 million, $0.2 million and zero was recorded for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated future amortization expense for the Company’s intangible assets with finite lives, as of December 31, 2007 is as follows (in thousands):

2008	$1,771
2009	1,771
2010	1,771
2011	1,771
2012	1,771
Thereafter	31,022

Total	$39,877

5. Operating Leases:

As of December 31, 2007, the Company leased 88 properties under long-term, triple-net leases to third parties. The following is a schedule of future minimum lease payments to be received under the non-cancellable operating leases with third-parties at December 31, 2007 (in thousands):

2008	$134,188
2009	137,939
2010	141,559
2011	145,224
2012	147,687
Thereafter	2,181,339

Total	$2,887,936

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Operating Leases (Continued):

Under the triple-net leases, the tenants are responsible to pay the Company percentage rent. Percentage rent is generally based on a percentage of gross revenue after it exceeds a certain threshold. For the years ended December 31, 2007, 2006 and 2005, total percentage rent recorded was approximately $0.7 million, $0.2 million and $6,000, respectively. In addition, tenants are generally responsible for repairs, maintenance, property taxes, ground lease or land permit expenses, utilities and insurance. For the years ended December 31, 2007, 2006 and 2005, the tenants paid approximately $14.5 million, $1.2 million and zero, respectively, for property taxes related to properties that the Company owns.

6. Investment in Unconsolidated Entities:

As of December 31, 2007 and 2006, the Company owned investments in unconsolidated entities accounted for under the equity method with carrying values totaling approximately $169.4 million and $178.7 million, respectively. These unconsolidated entities are in the business of owning and leasing real estate and were determined to be variable interest entities in which the Company is not the primary beneficiary in accordance with FIN 46R.

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

The Company uses the HLBV method of accounting to allocate income and losses between venture partners for its unconsolidated entities. The HLBV method allocates income and loss between venture partners to most appropriately match the distribution of cash from unconsolidated entities whose annual operating cash flows and, in some cases, liquidating cash flows are distributed to the Company and its partners based on preferences and complex waterfall calculations as outlined in the respective partnership agreements. Under the hypothetical liquidation at book value method of accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. For the years ended December 31, 2007, 2006 and 2005, the Company recognized equity in earnings from the entities of approximately $3.7 million, $11.0 million and $10.3 million, respectively.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investment in Unconsolidated Entities (Continued):

The following represents financial information for the unconsolidated entities for the years ended December 31, 2007, 2006 and 2005 (in thousands):

Summarized Operating Data

	Year Ended December 31, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$34,597	$29,516	$11,525	$5,494	$81,132
Property operating expenses	(30,199)	(758)	(6,159)	(2,543)	(39,659)
Depreciation & amortization expense	(7,112)	(8,834)	(3,645)	(1,623)	(21,214)
Interest expense	(3,955)	(9,244)	(2,602)	(3,224)	(19,025)
Interest and other income	102	20	186	200	508

Net income (loss)	$(6,567)	$10,700	$(695)	$(1,696)	$1,742

Income (loss) allocable to other venture partners(1)	$(2,014)	$724	$(136)	$(1,526)	$(2,952)

Income (loss) allocable to the Company(1)	$(4,553)	$9,976	$(559)	$(170)	$4,694
Amortization of capitalized costs	(226)	(496)	(179)	(55)	(956)

Equity in earnings (loss) of unconsolidated entities	$(4,779)	$9,480	$(738)	$(225)	$3,738

Distributions declared to the Company	$—	$10,302	$2,063	$1,105 (2)	$13,470

Distributions received (refunded) by the Company	$(1,226)	$10,173	$2,417	$1,500 (2)	$12,864

FOOTNOTE:

(1)	Income is allocated to the Company using the HLBV method of accounting (see Note 2).

(2)	The Company receives interest payments from a mezzanine loan made to the Intrawest Venture Canada in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities.

Summarized Operating Data

	Year Ended December 31, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$37,428	$28,876	$11,551	$4,669	$82,524
Property operating expenses	(30,642)	(655)	(5,418)	(1,857)	(38,572)
Depreciation & amortization expenses	(6,407)	(8,002)	(3,941)	(1,536)	(19,886)
Interest expense	(3,113)	(8,496)	(2,655)	(2,884)	(17,148)
Interest and other income	61	15	541	144	761

Net income (loss)	$(2,673)	$11,738	$78	$(1,464)	$7,679

Income (loss) allocable to other venture partners(1)	$(891)	$2,182	$(3,142)	$(2,447)	$(4,298)

Income (loss) allocable to the Company(1)	$(1,782)	$9,556	$3,220	$983	$11,977
Amortization of capitalized costs	(188)	(497)	(183)	(56)	(924)

Equity in earnings (loss) of unconsolidated entities	$(1,970)	$9,059	$3,037	$927	$11,053 (2)

Distributions declared to the Company	$310	$10,232	$2,897	$1,601 (3)	$15,040

Distributions received by the Company	$3,517	$10,166	$2,401	$920 (3)	$17,004

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investment in Unconsolidated Entities (Continued):

FOOTNOTE:

(1)	Income is allocated to the Company using the HLBV method of accounting (see Note 2).

(2)	This amount does not include $50,405 equity in losses relating to a 47.5% interest in a partnership owned from November 16, 2006 through December 26, 2006. The Company subsequently acquired the remaining interest in the partnership and the entity was consolidated as of December 31, 2006.

(3)	The Company receives interest payments from a mezzanine loan made to the Intrawest Venture Canada in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities.

Summarized Operating Data

	Year Ended December 31, 2005
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Revenue	$6,550	$20,743	$11,378	$4,785	$43,456
Property operating expenses	(6,600)	(388)	(4,561)	(1,874)	(13,423)
Depreciation & amortization expense	(1,039)	(6,554)	(4,166)	(1,631)	(13,390)
Interest expense	—	(8,073)	(2,702)	(2,889)	(13,664)
Interest and other income	60	3	28	81	172

Net income (loss)	$(1,029)	$5,731	$(23)	$(1,528)	$3,151

Loss allocable to other venture partners(1)	$(637)	$(980)	$(3,557)	$(2,585)	$(7,759)

Income allocable to the Company(1)	$(392)	$6,711	$3,534	$1,057	$10,910
Amortization of capitalized costs	(8)	(414)	(122)	(76)	(620)

Equity in earnings of unconsolidated entities	$(400)	$6,297	$3,412	$981	$10,290

Distributions declared to the Company	$1,981	$6,711	$2,841	$1,550 (2)	$13,083

Distributions received by the Company	$—	$4,508	$2,296	$307 (2)	$7,111

FOOTNOTE:

(1)	Income is allocated to the Company using the HLBV method of accounting (see Note 2).

(2)	The Company receives interest payments from a mezzanine loan made to the Intrawest Venture Canada in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities.

[Intentionally left blank]

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investment in Unconsolidated Entities (Continued):

Summarized Balance Sheet Data

	As of December 31, 2007
	Wolf Partnership		DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Real estate assets, net	$104,921		$248,103	$71,929	$34,230	$459,183
Intangible assets, net	368		10,639	1,609	908	13,524
Other assets	6,730		6,322	5,349	5,153	23,554
Mortgages and other notes payable	63,000		151,263	43,780	37,841 (1)	295,884
Other liabilities	7,959		6,546	5,170	5,444	25,119
Partners’ capital (deficit)	41,060		107,255	29,937	(2,994)	175,258
Difference between carrying amount of investment and the Company’s share of partners’ capital	2,395		7,703	4,098	998	15,194
Carrying amount of investment(1)(2)	31,006		97,390	31,566	9,388	169,350
Percentage of ownership at end of reporting period	69.7	%(3)	80.0%	80.0%	80.0%

Summarized Balance Sheet Data

	As of December 31, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture US	Intrawest Venture Canada	Total
Real estate assets, net	$110,317	$252,714	$74,990	$30,061	$468,082
Intangible assets, net	523	10,963	2,131	1,050	14,667
Other assets	7,340	6,308	5,307	2,392	21,347
Mortgages and other notes payable	63,000	153,965	44,707	33,900 (1)	295,572
Other liabilities	7,803	6,588	5,171	2,727	22,289
Partners’ capital (deficit)	47,377	109,432	32,550	(3,124)	186,235
Difference between carrying amount of investment and the Company’s share of partners’ capital	1,764	8,099	3,548	863	14,274
Carrying amount of investment(1)(2)	34,928	98,112	36,774	8,858	178,672
Percentage of ownership at end of reporting period	70.0%	80.0%	80.0%	80.0%

FOOTNOTES:

(1)	This amount includes a mezzanine loan made to the Intrawest Venture in connection with two Canadian properties.

(2)	This amount includes distributions receivable of approximately $3.2 million and $2.2 million as of December 31, 2007 and 2006, respectively.

(3)	During the year ended December 31, 2007, the Company’s partner made a capital contribution which decreased the Company’s proportionate ownership percentage.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Mortgages and Other Notes Receivables:

As of December 31, 2007 and 2006, the Company had the following nine and seven loans outstanding, respectively, to the following borrowers (in thousands):

					Loan Principal Amount as of December 31,
Borrower and Description of Property	Date of Loan Agreement	Maturity Date	Interest Rate	Accrued Interest	2007	2006
Mizner Court Holdings, LP (condominium conversion)(1)	3/10/2006	11/9/2007	LIBOR + 7.0%	$—	$—	$15,000
Plaza Partners, LLC (hotel conversion)(2)	2/28/2006	2/28/2007	15.0%	1,727	16,800	16,800
Shorefox Development, LLC (lifestyle community development)(3)	3/13/2006	3/10/2009	13.5%	2,448	40,000	30,000
Marinas International (four marina properties)(4)	12/22/2006	12/22/2021	10.25%	796	39,151	39,151
Booth Creek Resort Properties LLC (two ski properties & one parcel of land)(5)	1/18/2007	1/19/2010	15.0%	776	12,000	—

Total				$5,747	107,951	100,951

Accrued interest					5,747	2,715
Acquisition fees, net					2,629	2,982
Loan origination fees, net					(241)	(292)

Total carrying amount					$116,086	$106,356

FOOTNOTES:

(1)	On March 10, 2006, the Company purchased a $15.0 million mezzanine loan from Column Financial, Inc., in its capacity as lender to Mizner Court Holdings, L.P (“Mizner”). The proceeds from the mezzanine loan, in addition to proceeds from an $89.0 million first mortgage loan, were used to acquire an apartment complex in Boca Raton, Florida with the intent to convert the complex into condominiums. On July 9, 2007, Mizner defaulted on its loan payment to the Company, at which point the Company deemed the loan to be impaired and ceased recording interest income. During the year ended December 31, 2007, on behalf of Mizner, the Company made approximately $1.7 million in payments due under the borrower’s first mortgage in order to protect its investment position and paid approximately $0.7 million to cover operating shortfalls at the property. Pursuant to an agreement among the borrower, the owner, the senior lender and the Company, on December 17, 2007, a foreclosure sale was completed on the apartment complex property and at this time, the Company wrote off all remaining unamortized acquisition fees which totaled $137,500. On December 31, 2007, the Company received title to the property, refinanced the property for approximately $85.4 million and repaid part of the existing senior debt on the property (See Note 13 “Mortgages and Other Notes Payable” below for additional information).

(2)

Pursuant to the loan agreement dated February 28, 2006, the loan had an annual fixed interest rate of 15.0% with monthly interest payments of 8.75% and the remaining 6.25% becoming due and payable upon the loan’s maturity. Following discussions with the borrower, the Company amended the loan agreement, extending certain deadlines until December 31, 2006. On January 1, 2007, the borrower failed to meet certain deadlines and the interest rate was raised to 19.0%, retroactively to inception of the loan, with the monthly interest payments remaining the same. The borrower remained current on its loan payments up until the maturity date, however, on February 28, 2007, the loan matured and the borrower was unable to repay the loan. The Company deemed the loan impaired and ceased its recording of interest upon the loan’s

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Mortgages and Other Notes Receivables (Continued):

maturity. On June 15, 2007, the Company filed a complaint in the Ninth Judicial Circuit Court for Orange County, Florida to foreclose on the collateral of the loan. On September 28, 2007, the borrower filed an amended and restated answer and counter claim. These proceedings are still ongoing as of the date of this filing. The Company believes, based on a recently obtained appraisal and current market conditions, that the underlying collateral exceeds the full principal amount of the loan and all accrued interest. As a result, a valuation allowance has not been established for this loan.

(3)

Pursuant to the loan agreement, the Company agreed to provide financing of up to $40.0 million in connection with the development of the infrastructure of an Orvis®-branded lifestyle community in Granby, Colorado. The loan requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The term of the loan may be extended by the borrower up to 12 months. The loan is collateralized by a first mortgage on the majority of the Granby property. In January 2008, the borrower under this loan stopped making interest payments and the loan was deemed impaired. However, based on an independent appraisal of the underlying collateral property, the fair value of the collateral exceeded the carrying value of the loan and as such, no allowance for loan loss was established for this loan. See Note 20 “Subsequent Events” for additional information.

(4)	Pursuant to the four promissory notes with substantially similar terms and an aggregate principal of approximately $39.2 million, the notes require monthly interest only payments for the first three years based on an annual percentage rate of 9.0% and aggregate monthly principal and interest payments of $352,252 thereafter. The notes are cross-collateralized by four marina properties and may be prepaid anytime after the fourth year. At maturity, in addition to the entire unpaid principal balance, accrued and unpaid interest, and any other sums due thereunder, Marinas International is expected to pay the holder of each loan an exit fee equal to the aggregate of monthly interest payments that would have been payable if the interest rate had been 10.25% rather than 9.0%.

(5)	Pursuant to the three loan agreements with an aggregate principal of $12.0 million, the loans require monthly interest-only payments for the first three years based on an annual percentage rate of 9.0%. The loans are cross-collateralized by two ski properties and one parcel of land and may be prepaid anytime after 60 days written notice from the borrower. At maturity, in addition to the entire unpaid principal balance, accrued and unpaid interest, and any other sums due thereunder, the borrower agreed to pay an exit fee equal to the aggregate of monthly interest payments that would have been payable if the interest rate had been 15.0% rather than 9.0%.

The following is a schedule of future maturities for all mortgages and other notes receivable (in thousands):

2008	$—
2009	40,000
2010	12,205
2011	246
2012	273
Thereafter	38,427

Total	$91,151	(1)

FOOTNOTES:

(1)	This amount does not include the $16.8 million loan receivable from Plaza Partners, LLC due to ongoing foreclosure proceedings as of the date of this filing.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Public Offerings, Stockholders’ Equity and Rescindable Common Stock:

Beginning on April 16, 2004, the Company offered for sale up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) (the “1st Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. On June 23, 2004, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2,500,000 and funds were released from escrow. On March 31, 2006, the 1st Offering was terminated, and on April 4, 2006, the Company commenced a second offering for sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “2nd Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The 2nd Offering is expected to continue until April 2008. The Company incurs costs in connection with the offerings and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the offerings. As of December 31, 2007, the Company has cumulatively raised approximately $1.9 billion in proceeds and incurred stock issuance costs of approximately $209.1 million in connection with the offerings.

The offerings provide for five million shares of common stock initially designated for purchase through a reinvestment plan pursuant to which stockholders may elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock at $9.50 per share. As of December 31, 2007, the Company had received subscriptions of approximately $65.6 million (6.9 million shares) through the reinvestment plan.

As of December 31, 2006, the Company had received subscriptions of approximately $21.7 million (2,168,758 shares) from investors in the Commonwealth of Pennsylvania in the 2nd offering, which were presented as rescindable common stock in the accompanying balance sheet at December 31, 2006. As of that date, the Company had agreed to extend a written offer of rescission to those investors and redeem the shares at the price at which the shares were originally sold if certain proposed amendments, which were required to comply with securities regulations in the Commonwealth of Pennsylvania, to the Company’s articles of incorporation were not approved. In December 2007, however, the Commonwealth of Pennsylvania waived the requirement to amend the articles, which resulted in the reclassification of the rescindable common stock into stockholders’ equity, as the Company is no longer required to potentially extend an offer of rescission.

Shares owned by the Advisor, the directors, or any of their affiliates are subject to certain voting restrictions. Neither the Advisor, nor the directors, nor any of their affiliates may vote or consent on matters submitted to the stockholders regarding the removal of the Advisor, directors, or any of their affiliates or any transactions between the Company and any of them.

9. Offering and Stock Issuance Costs:

The Company has and will continue to incur costs in connection with the offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the offering. As of December 31, 2007 and 2006, the total offering and stock issuance costs incurred were approximately $209.1 million and $131.4 million, respectively.

In accordance with the Company’s amended and restated articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursement, and organizational and

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Offering and Stock Issuance Costs (Continued):

offering expenses to be paid by the Company may not exceed 13.0% of the aggregate offering proceeds. As of December 31, 2007, there were no offering costs in excess of the 13.0% limitation that had been billed to the Company.

10. Prepaid Expenses and Other Assets:

Prepaid expenses and other assets primarily consist of lease incentives, deferred loan costs, deferred rents and short-term investments. Lease incentives are amortized over the initial term of the lease as a reduction in rental income. For the year ended December 31, 2007, the Company had approximately $0.08 million in amortization of lease incentives. There were no lease incentives prior to December 31, 2007.

11. Income Taxes:

As of December 31, 2007 and 2006, the Company recorded net current and long-term deferred tax assets related to depreciation differences and net operating losses at our TRS subsidiaries. Because there are no historical earnings and no certainty that such deferred tax assets will be available to offset future tax liabilities, the Company has established a full valuation allowance as of December 31, 2007 and 2006. The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2007	2006
Net operating losses	$11,718	$662
Book/tax differences in acquired assets	(5,937)	(68)
Book/tax differences in rental income	(504)	—

Total deferred tax asset	5,277	594
Valuation allowance	(5,277)	(594)

	$—	$—

The Company’s TRS subsidiaries had net operating loss carry-forwards for federal and state purposes of approximately $30.8 million and $1.9 million as of December 31, 2007 and 2006, respectively, to offset future taxable income. The estimated net operating loss carry-forwards will expire as follows: $1.9 million expiring in 2026 and $28.9 million expiring in 2027. The Company analyzed its material tax positions under FIN 48 and determined that it has not taken any uncertain tax positions within the meaning of the interpretation.

12. Line of Credit:

On October 15, 2007, the Company obtained a $100.0 million syndicated revolving line of credit which replaced its $20.0 million revolving line of credit. The new line of credit will be used for working capital, to temporarily fund distributions to stockholders and bridge financing on real estate investments. The line of credit bears interest at either Prime plus 0.50% or, 30-day, 60-day or 90-day LIBOR plus 2.0%, matures on October 15, 2010, and is collateralized by a ski property, marina properties and certain of the Company’s attraction properties and has an aggregate carrying value of approximately $229.9 at December 31, 2007. The terms of the line of credit require the Company to meet certain customary financial covenants and ratios including (a) a maximum leverage ratio not to exceed 65%, (b) a minimum fixed charge ratio of no less than 115%, and (c) a minimum net worth of no less than $750.0 million plus 75% of equity raised, since July 1, 2007. The Company was in compliance with these covenants as of December 31, 2007.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Mortgages and Other Notes Payable:

In connection with the foreclosure on the Mizner property on December 31, 2007, the Company obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR (approximately 4.60% at December 31, 2007) plus 1.72% on the first $57.3 million and 0.25% on the remaining $28.1 million. The loan is collateralized by a 450-unit apartment complex in Boca Raton, Florida and will mature on January 2, 2015. On January 2, 2008, the Company entered into an interest rate hedging instrument that swapped the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year, and on the next $16.7 million to a blended rate of 5.80% for the term of the loan (of which 1.25% is deferred until maturity). This hedging instrument was designated as a cash flow hedge of interest payments from inception of the hedge.

On February 9, 2007, the Company obtained a loan for $24.7 million that is collateralized by mortgages on five golf properties. The loan bears interest annually at a fixed rate of 6.35% for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period and a final payment of the remaining principal amount and interest due upon maturity. Prepayment for the loan is prohibited for the first two years after which early repayment is subject to a prepayment fee. The loan is cross-defaulted with the Company’s other golf financings obtained from the same lender.

On February 13, 2007, the Company entered into a $20.0 million revolving line of credit agreement. On April 23, 2007, the bank extended the maturity of the Company’s $20.0 million revolving line of credit dated February 13, 2007, from May 1, 2007 through July 31, 2007. On July 13, 2007, the Company entered into an amended and restated loan agreement converting the $20.0 million revolving line of credit agreement dated February 13, 2007 to a $25.0 million three year, non-revolving construction loan with substantially similar terms as the original line of credit. The construction loan is being used to finance improvements at the Bretton Woods Resort.

On March 23, 2007, the Company obtained a loan for $111.5 million that is collateralized by mortgages on five ski properties. The loan bears interest annually at a fixed rate of 6.11%, for a term of seven years, with monthly payments of principal and interest based on a 20-year amortization period. A balloon payment for the remaining principal and interest is due upon the loan’s maturity at the end of seven years. Prepayment is permitted upon payment of a fee.

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

On June 8, 2007, the Company borrowed approximately $42.0 million as part of a series of golf course property financings. The borrowing is comprised of eight separate loans, each of which is collateralized by a mortgage or deed of trust on one golf course property. Each loan bears interest annually at a fixed rate of 6.58% for a term of ten years, with monthly payments of principal and interest based on a 25-year amortization period. At the end of ten years, there is a balloon payment for the remaining principle and interest due on the loan. Prepayment on the loan is prohibited for the first two years, after which early prepayment is allowed but is subject to a prepayment fee. The loan is cross-defaulted with the Company’s other golf financings obtained from the bank.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Mortgages and Other Notes Payable (Continued):

As of December 31, 2007 and 2006, the Company had the following indebtedness (in thousands):

	Collateral & Approximate Carrying Value of Collateral at December 31, 2007	Interest Rate	Maturity Date	Balance as of December 31,
				2007	2006
Variable rate debt:
Mortgage debt	1 lifestyle residential property, $106.8 million	30-day LIBOR + Spread	1/2/2015	$85,413	$—
Mortgage debt	1 ski and mountain lifestyle property, $51.7 million	30-day LIBOR + 2.00%	7/1/2010	3,587	—

Total variable rate debt				$89,000	$—

Fixed rate debt:
Mortgage debt	8 golf properties, $83.8 million	6.58%	7/1/2017	41,685	—
Mortgage debt	5 ski and mountain lifestyle properties, $225.8 million	6.11%	4/5/2014	109,560	—
Seller financing	n/a	8.75%	4/1/2017	22,000	—
Mortgage debt	5 golf properties, $38.3 million	6.35%	3/1/2017	24,370	—
Mortgage debt	3 golf properties, $93.3 million	6.33%	12/1/2016	45,909	46,636
Mortgage debt	3 golf properties, $30.7 million	6.18%	12/1/2016	16,258	16,522
Seller financing	n/a	5.20%	6/19/2009	338	338
Seller financing	collateralized by an $8.0 million certificate of deposit	5.77%	6/19/2010	6,500	6,500

Total fixed rate debt				266,620	69,996

Total debt				$355,620	$69,996

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Mortgages and Other Notes Payable (Continued):

The following is a schedule of future principal maturities for all mortgages and other notes payable (in thousands):

2008	$7,050
2009	7,731
2010	17,844
2011	8,146
2012	8,560
Thereafter	306,289

Total	$355,620

14. Related Party Arrangements:

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

Certain directors and officers of the Company hold similar positions with CNL Income Company, LLC, which is both a stockholder of the Company and its Advisor, and CNL Securities Corp., which is the managing dealer for the Company’s public offering. The Company’s chairman of the board indirectly owns a controlling interest in the parent company of the Advisor. The Advisor and managing dealer receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management and sale of the Company’s assets.

For the years ended December 31, 2007, 2006 and 2005, the Company incurred the following fees (in thousands):

	Year Ended December 31,
	2007	2006	2005
Selling commissions	$49,921	$52,659	$18,492
Marketing support fee & due diligence expense reimbursements	21,418	22,180	7,124

Total	$71,339	$74,839	$25,616

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

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Arrangements (Continued):

For the years ended December 31, 2007, 2006 and 2005, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Acquisition fees(1):
Acquisition fees from offering proceeds	$22,652	$23,376	$8,749
Acquisition fees from debt proceeds	8,567	3,220	4,909

Total	31,219	26,596	13,658

Asset management fees(2):	14,804	5,356	2,559

Reimbursable expenses(3):
Offering costs	6,371	7,569	11,864
Acquisition costs	364	441	1,657
Operating expenses	2,488	1,504	1,345

Total	9,223	9,514	14,866

Total fees earned and reimbursable expenses	$55,246	$41,466	$31,083

FOOTNOTES:

(1)	Acquisition fees for services in the selection, purchase, development or construction of real property, generally equal 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.

(2)	Asset management fees of 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus dated April 20, 2007 and the outstanding principal amount of any mortgage loan as of the end of the preceding month.

(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as described in the advisory agreement. The first applicable Expense Year and measurement period was the twelve months ended June 30, 2005, for which the Company’s operating expenses exceeded the Expense Cap by $0.4 million. In accordance with the advisory agreement, such amount was not reimbursed to the Advisor and was recorded as a reduction in general and administrative expenses. For Expense Years subsequent to the initial measurement period, operating expenses did not exceed the Expense Cap.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	Year Ended December 31,
	2007	2006
Due to the Advisor and its affiliates:
Offering expenses	$767	$4,374
Asset management fees	1,588	646
Operating expenses	352	323
Acquisition fees and expenses	544	1,829

Total	$3,251	$7,172

Due to CNL Securities Corp:
Selling commissions	$277	$2,738
Marketing support fees and due diligence expense reimbursements	119	1,174

Total	$396	$3,912

Total due to affiliates	$3,647	$11,084

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits of approximately $1.9 million and $3.5 million as of December 31, 2007 and 2006, respectively.

15. Redemption of Shares:

During the years ended December 31, 2007, 2006 and 2005, the Company redeemed approximately 663,000, 280,000 and 24,000 shares of common stock at an average price of approximately $9.42, $9.50 and $9.50 per share for a total of approximately $6.2 million, $2.7 million and $0.2 million, respectively. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. These shares are considered retired and will not be reissued.

16. Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its real estate investment trust taxable income. For the years ended December 31, 2007, 2006 and 2005, the Company declared and paid distributions of approximately $94.1 million ($0.600 per share), $33.7 million ($0.5622 per share) and $10.1 million ($0.5354 per share), respectively.

For the years ended December 31, 2007, 2006 and 2005, approximately 58.0%, 71.9% and 51.9% of the distributions paid to the stockholders were considered ordinary income and approximately 42.0%, 28.1% and 48.1% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Concentrations of Risk:

The Company leases properties to three tenants that each individually accounted for 10% or more of total revenues for the year ended December 31, 2007. Three ski and mountain lifestyle properties are leased to affiliates of Booth Creek Ski Holdings, Inc. (“Booth”), which generated rental income of $18.4 million or 13.1%of total revenue for the year ended December 31, 2007. Six ski and mountain lifestyle properties are leased to affiliates of Boyne USA, Inc. (“Boyne”), which generated $22.9 million or 16.2% of total revenue. Seven attraction properties are leased to affiliates of PARC Management, LLC (“PARC”), which generated rental income of approximately $26.1 million or 18.5% of total revenue. Additionally, the Company made three loans to Booth that generated interest income of $1.8 million or 1.2% of total revenue during the year ended December 31, 2007.

Failure of any of these tenants to pay contractual lease or interest payments could significantly impact the Company’s results of operations and cash flows from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders. However, all of the leases and loans were entered into during 2007 and it is expected that the proportion of rental and interest income received from Booth, Boyne and PARC will decrease over time as the Company continues to grow and acquire additional properties.

As of December 31, 2007, the Company’s investments in real estate were concentrated in the following asset classes: approximately 27.7% in ski and mountain lifestyle, 33.0% in golf, 25.4% in attractions and 13.9% in other. Adverse events or conditions affecting those asset classes and related industries, such as severe weather conditions or natural disasters, could significantly impact the Company’s ability to generate rental income or cash flows which, in turn would significantly impact its ability to pay debt service and make distributions to stockholders.

18. Commitments and Contingencies:

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

In connection with the purchase of the Wolf Dells Property and the Wolf Sandusky Property, the seller may receive additional contingent purchase price of up to $3.0 million per water park resort if those properties achieve certain financial performance goals during 2007 and 2008. The amount of contingent purchase price will be determined during those years, and in no event will the amount exceed a total of $6.0 million for both properties. The properties did not reach the performance goals in 2007.

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

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Commitments and Contingencies (Continued):

The Company has commitments under ground leases, park use permits and land permits. Ground lease payments, park use and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses totaled $5.8 million, $1.3 million and $28,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and have been reflected as ground leases and permit fees with a corresponding increase in rental income from operating leases in the accompanying consolidated financial statements.

The following is a schedule of future obligations under ground leases and permits (in thousands):

2008	$7,681
2009	7,681
2010	7,431
2011	7,431
2012	7,431
Thereafter	140,106

Total	$177,761

The Company has commitments to fund equipment replacements and other capital improvement projects for its properties. The Company expects to make approximately $34.8 million of such capital expenditures during the year ending December 31, 2008.

On October 29, 2007, the Company entered into an asset purchase agreement with American Golf Corporation and certain of its affiliates and on November 30, 2007 we entered into an equity purchase agreement with Nevada Links, Inc., a company not affiliated with American Golf Corporation, to acquire a portfolio of 28 U.S. golf courses, consisting of 22 fee properties and six leasehold interests, in 11 states for an aggregate purchase price of approximately $306.6 million. On November 30, 2007 and December 19, 2007, the Company acquired the 22 fee properties and two leasehold interests, respectively, for a purchase price of approximately $264.0 million, excluding transaction costs. On March 7, 2008, one additional leasehold interest was acquired for approximately $5.2 million. The purchase of the remaining leasehold interests is expected to close by April 17, 2008 and are subject to customary closing conditions. There can be no assurance that any or all of the remaining properties will be acquired.

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for the year ended December 31, 2007 (in thousands except per share data):

2007 Quarter	First	Second	Third	Fourth	Year
Total revenue	$24,027	$33,955	$38,566	$44,635	$141,183
Operating income	6,985	10,640	5,045	12,739	35,409
Equity in earnings (loss) of unconsolidated entities	904	1,080	2,084	(330)	3,738
Net income	8,562	10,267	5,486	11,210	35,525
Weighted average number of shares outstanding (basic and diluted)	124,237	151,232	176,183	186,710	159,807
Earnings per share	0.07	0.07	0.03	0.06	0.22

The following table presents selected unaudited quarterly financial data for the year ended December 31, 2006 (in thousands except per share data):

2006 Quarter	First	Second	Third	Fourth	Year
Total revenue	$1,266	$3,639	$6,579	$10,772	$22,256
Operating income (loss)	(1,007)	54	677	1,754	1,478
Equity in earnings of unconsolidated entities	3,964	2,857	3,829	353	11,003
Net income	4,279	4,577	6,040	4,489	19,385
Weighted average number of shares outstanding (basic and diluted)	44,318	53,658	61,073	90,304	62,461
Earnings per share	0.10	0.09	0.10	0.05	0.31

20. Subsequent Events:

On March 12, 2008, the Company’s board of directors approved an amendment to the Articles of Incorporation to change its name from CNL Income Properties, Inc. to CNL Lifestyle Properties, Inc.

The Company’s board of directors declared distributions of $0.05125 per share to stockholders of record at the close of business on January 1, 2008, February 1, 2008 and March 1, 2008. These distributions are to be paid by March 31, 2008.

In connection with the American Golf Corporation transaction, on January 25, 2008, the Company borrowed an aggregate amount of $140.0 million collateralized by the 22 non-leasehold golf properties. The loans bear interest annually at a fixed rate of 6.09% for a term of five years, based on a 25-year amortization period, with monthly payments of principal and interest. The loans are cross-defaulted and cross collateralized.

In connection with the foreclosure of the Mizner property on December 31, 2007, the Company obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR (approximately 4.60% at December 31, 2007) plus 1.72% on the first $57.3 million and 0.25% on the remaining $28.1 million. The loan is collateralized by a 450-unit apartment complex in Boca Raton, Florida and will mature on January 2, 2015. On January 2, 2008, the Company entered into an interest rate hedging instrument that swaps the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year, and on the next $16.7 million to a blended fixed rate of 5.805% for the term of the loan (of which 1.25% is deferred until maturity). This instrument was designated as a cash flow hedge of interest payments from inception of the hedge.

CNL INCOME PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Subsequent Events (Continued):

In January 2008, Shorefox Development, LLC, a borrower, under a $40.0 million loan, advised the Company that they were having financial difficulties and would no longer be able to fund debt service. This loan matures on March 10, 2009 and requires interest payments based on an annual rate of 9.5% paid monthly with an additional 4.0% becoming due and payable at maturity. The loan is collateralized by a first mortgage on the majority of a property which is currently under development as an Orvis®-branded lifestyle community in Granby, Colorado. The Company ceased recording interest under this loan in January 2008. As of December 31, 2007, deferred interest under this loan totaled $2.5 million. The Company believes, based on recent appraisals, that the value of the underlying collateral exceeds the balance of principal as well as accrued and deferred interest and, therefore, has not established an allowance for loan losses for this loan. The Company is currently evaluating alternatives relating to this loan including foreclosure proceedings on the borrower’s collateral.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial and accounting officers, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2008.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

1.	The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:

CNL Village Retail Partnership, LP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005

CNL Dallas Market Center, LP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 and the period from February 14, 2005 (inception) through December 31, 2005

Consolidated Statement of Changes in Partners’ Capital for the years ended December 31, 2007 and 2006 and the period from February 14, 2005 (inception) through December 31, 2005

Consolidated Statement of Cash Flows for the years ended December 31, 2007 and 2006 and the period from February 14, 2005 (inception) through December 31, 2005

Notes to Consolidated Financial Statements for the years ended December 31, 2007 and 2006 and the period from February 14, 2005 (inception) through December 31, 2005

CNL Income GW Partnership, LLLP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statement of Operations for the years ended December 31, 2007 and 2006 and the period from October 11, 2005 (inception) through December 31, 2005

Consolidated Statement of Partners’ Capital for the years ended December 31, 2007 and 2006 and the period from October 11, 2005 (inception) through December 31, 2005

Consolidated Statement of Cash Flows for the years ended December 31, 2007 and 2006 and the period from October 11, 2005 (inception) through December 31, 2005

Notes to Consolidated Financial Statements for the years ended December 31, 2007 and 2006 and the period from October 11, 2005 (inception) through December 31, 2005.

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts as of December 31, 2007

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2007

Schedule IV—Mortgage Loans and Real Estate at December 31, 2007

(b)	Exhibits

2.1	Purchase and Sale Agreement between Whistler Mountain Resort Limited Partnership and Intrawest Corporation as Sellers and US Canadian Trust Alpha as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.1 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.2	Purchase and Sale Agreement (Copper Mountain Commercial Properties) between the Sellers and CNL Village Retail Partnership, LP as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.2 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.3	Schedule of Omitted Purchase and Sale Agreements (Previously filed as Exhibit 2.3 to the Report on Form 8-K filed December 17, 2004, and incorporated herein by reference.)

2.4	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

3.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.1	Form of Redemption Plan (Previously filed as Exhibit 4.6 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

4.2	Form of Reinvestment Plan (Previously filed as Appendix A to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.1	Form of Escrow Agreement (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.2	Form of Advisory Agreement (Previously filed as Exhibit 10.2 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.3	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004, Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004, Amy Sinelli dated June 14, 2005 and Joseph Johnson dated January 1, 2006 (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.4	Loan Agreement dated February 28, 2006 between Plaza Partners, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 6, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.5	Loan Agreement dated March 1, 2006 between GW-Citigroup and CNL Income GW Partnership, LLLP and Subsidiaries (Previously filed as Exhibit 10.2 to the Report on 8-K filed March 6, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.6	Purchase and Sale Agreement dated as of March 10, 2006 between Route 66 Real Estate L.L.C. and CNL Income Properties, Inc. (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.7	Mezzanine Loan Agreement dated October 14, 2005 between Mizner Court Holdings, L.P. and Column Financial, Inc. (Previously filed as Exhibit 10.2 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.8	Note Allonge dated March 10, 2006 between Mizner Court Holdings, L.P., Column Financial, Inc. and CNL Income Partners, LP. (Previously filed as Exhibit 10.3 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.9	Loan Agreement dated as of March 13, 2006 between Shorefox Development, LLC and CNL Income Partners, LP. (Previously filed as Exhibit 10.4 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.10	Promissory Note dated March 13, 2006 of Shorefox Development, LLC in favor of CNL Income Partners, LP. (Previously filed as Exhibit 10.5 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.11	Amendment One to the Mezzanine Loan Agreement dated October 14, 2005 between Mizner Court Holdings, L.P. and Column Financial, Inc. (Previously filed as Exhibit 10.6 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.12	Sub-Permit and Lease Agreement dated as of May 26, 2006 by and between R&H US Canadian Cypress Limited in its capacity as the trustee of the Cypress Jersey Trust as Landlord and Cypress Bowl Recreations Limited Partnership as Tenant (Previously filed as Exhibit 10.1 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.13	Personal Property Sublease Agreement dated as of May 18, 2006 by and between CNL Personal Property TRS ULC as Lessor and Cypress Bowl Recreations Limited Partnership as Lessee (Previously filed as Exhibit 10.2 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.14	Asset Purchase Agreement dated as of January 20, 2006 between MWH Preservation Limited Partnership and CNL Income Properties, Inc. (Previously filed as Exhibit 10.40 to Post-Effective Amendment No. One to the Registration Statement on Form S-11(File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.15	Lease Agreement dated as of June 22, 2006 between CNL Income Bretton Woods, LLC and BW Resort Management Company, LLC (Previously filed as Exhibit 10.43 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.16	Personal Property Lease Agreement dated as of June 22, 2006 between CNL BW TRS Corp. and BW Resort Management Company, LLC. (Previously filed as Exhibit 10.44 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.17	Promissory Note dated June 22, 2006 of CNL Income Bretton Woods, LLC in favor of MWH Preservation Limited Partnership (Previously filed as Exhibit 10.45 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.18	Stock Purchase Agreement dated as of August 23, 2006 between Heritage Golf Group, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.47 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.19	First Amendment to Stock Purchase Agreement dated as of August 30, 2006 amending the Stock Purchase Agreement dated as of August 23, 2006 between CNL Income Partners, L.P. and Heritage Golf Group, LLC (Previously filed as Exhibit 10.48 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.20	Second Amendment to Stock Purchase Agreement dated as of August 30, 2006 amending the Stock Purchase Agreement dated as of August 23, 2006 between CNL Income Partners, L.P. and Heritage Golf Group, LLC (Previously filed as Exhibit 10.49 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.21	Asset Purchase Agreement dated November 30, 2006 between Marinas-Kentucky, LLC, Crystal-Manasquan, LLC, Harborage Marina, LLC, Grand Lake Marina, Ltd., S.M.B.R. Operations, LLC, S.M.B.R. Realty, LLC, Pier 121 Service Company, Inc., 121 Marinas, Ltd., F&F Holdings I, Ltd., F&F Holdings II, Ltd., and CNL Income Partners, L.P (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.22	Asset Purchase Agreement dated as of December 1, 2006 among Trimont Land Company, Ski Lifts, Inc., DRE, L.L.C., Loon Mountain Recreation Corporation, Loon Realty Corp, Sierra-at-Tahoe, Inc., Booth Creek Resort Properties LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.23	Loan Agreement dated December 22, 2006 between Emeryville Marina, L.L.C., Scott’s Expansion #1, LTD, Pier 121 Service Company, Inc. and Scott’s Marinas at Lake Grapevine, LTD, Borrowers, and CNL Income Partners, LP, Inc., Lender LP (Previously filed as Exhibit 10.56 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.24	Asset Purchase Agreement dated as of January 10, 2007 between PARC 7F-Operations Corporation and CNL Income Properties, Inc. (Previously filed as Exhibit 10.58 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.25	Amendment to Asset Purchase Agreement dated as of January 9, 2007 among Trimont Land Company, Ski Lifts, Inc., DRE, L.L.C., Loon Mountain Recreation Corporation, Loon Realty Corp, Sierra-at-Tahoe, Inc., Booth Creek Resort Properties LLC, CNL Income Partners, LP and The Talon Group, Orlando Services Division, a division of First American Title Company (Previously filed as Exhibit 10.59 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.26	The Second Amended and Restated Loan Agreement dated February 9, 2007 between CNL Income Palmetto, LLC, et al., Borrowers, and Sun Life Assurance Company of Canada, Lender ((Previously filed as Exhibit 10.60 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.27	Deed of Trust, Security Agreement and Financing Statement dated February 9, 2007 executed by CNL Income Canyon Springs, LLC, Grantor, in favor of Sun Life Assurance Company of Canada, Beneficiary (Previously filed as Exhibit 10.61 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.28	Schedule of Omitted Documents (Previously filed as Exhibit 10.62 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.29	Loan Agreement dated March 23, 2007 by and among CNL Income Northstar, LLC, et al, Borrower, and CNL Income SKI II, LLC et al, Pledgor (Previously filed as Exhibit 10.63 to Post-Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007 and incorporated herein by reference.)

10.30	Sublease Agreement dated as of April 5, 2007 by and between CNL Income Enchanted Village, LLC, Landlord, and PARC Enchanted Parks, LLC, Tenant (Previously filed as Exhibit 10.64 to Post-Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007 and incorporated herein by reference.)

10.31

Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated November 19, 2007 among NGP Realty Sub, L.P., et al, Sellers, CNL Income Partners, LP, Buyer, Evergreen Alliance Golf Limited, L.P., approved Designee or Lessee of Buyer, and Premier Golf Management, Inc. (Previously filed as Exhibit 10.65 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)

10.32

Second Amendment to Purchase and Sale Agreement and Join Escrow Instructions dated December 14, 2007 among NGP Realty Sub, L.P., et al, Sellers, CNL Income Partners, LP, Buyer, Evergreen Alliance Golf Limited, L.P., approved Designee or Lessee of Buyer, and Premier Golf Management, Inc. (Previously filed as Exhibit 10.66 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)

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

CNL Village Retail

Partnership, LP and Subsidiaries

Consolidated Financial Statements

December 31, 2007 and 2006

CNL Village Retail Partnership, LP and Subsidiaries

Index

December 31, 2007 and 2006

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Village Retail Partnership, LP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Village Retail Partnership, LP and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 17, 2008

Orlando, Florida

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Property and equipment, net	$71,928,661	$74,989,698
Lease costs, net	1,162,288	1,550,958
Intangible lease assets, net	446,692	580,035
Cash	1,246,683	1,831,917
Restricted cash	494,958	388,839
Rent receivable, net of allowance for doubtful accounts of $1,349,736 and $292,682	971,022	696,670
Prepaid expenses and other assets	129,749	159,465
Loan costs, net	443,951	504,148
Accrued rent	2,063,068	1,726,189

Total assets	$78,887,072	$82,427,919

Liabilities and Partners’ Capital
Mortgage payable	$43,780,425	$44,706,618
Intangible lease liabilities, net	854,928	1,168,563
Accounts payable and accrued expenses	2,721,461	1,976,026
Deferred rent liability	283,240	318,468
Security deposits	248,562	265,412
Unearned percentage rent	5,375	208,095
Due to affiliates	224,559	49,312
Distributions payable	831,257	1,185,136

Total liabilities	48,949,807	49,877,630
Partners’ capital	29,937,265	32,550,289

Total liabilities and partners’ capital	$78,887,072	$82,427,919

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues:
Rental income	$6,395,590	$6,603,583	$6,828,445
Tenant expense reimbursement	4,015,186	3,682,101	3,609,800
Percentage rental income	1,114,489	1,265,192	939,820

Total revenues	11,525,265	11,550,876	11,378,065

Costs and expenses:
Property operating expenses	4,422,650	4,267,422	3,916,245
Depreciation	3,282,815	3,427,900	3,499,308
Amortization of lease costs	362,007	512,823	666,435
Bad debt expense	1,394,572	751,421	338,402
General, administrative and other expense	341,340	399,502	306,172

Total costs and expenses	9,803,384	9,359,068	8,726,562

Operating income	1,721,881	2,191,808	2,651,503
Interest and other income	185,714	541,560	27,562
Interest and loan cost amortization	(2,602,233)	(2,654,959)	(2,701,941)

Net income (loss)	$(694,638)	$78,409	$(22,876)

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

Years Ended December 31, 2007, 2006 and 2005

	General Partner	CNL LP	Intrawest	Total
Balance, December 31, 2004	$3,796	$30,377,022	$7,347,799	$37,728,617
Partner contributions	77	615,292	153,842	769,211
Distributions	(345)	(2,760,079)	(715,674)	(3,476,098)
Net income (loss)	442	3,533,228	(3,556,546)	(22,876)

Balance, December 31, 2005	3,970	31,765,463	3,229,421	34,998,854
Partner contributions	—	—	371,043	371,043
Distributions	(362)	(2,897,655)	—	(2,898,017)
Net income (loss)	403	3,219,645	(3,141,639)	78,409

Balance, December 31, 2006	4,011	32,087,453	458,825	32,550,289
Partner contributions	12	91,988	53,000	145,000
Distributions	(258)	(2,063,128)	—	(2,063,386)
Net loss	(70)	(557,851)	(136,717)	(694,638)

Balance, December 31, 2007	$3,695	$29,558,462	$375,108	$29,937,265

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(694,638)	$78,409	$(22,876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	3,282,815	3,427,900	3,499,308
Amortization of lease costs	362,007	512,823	666,435
Amortization of loan costs	60,197	61,043	36,777
Amortization of intangible lease assets	81,200	100,911	137,828
Accretion of intangible lease liabilities	(256,778)	(304,293)	(371,395)
Bad debt expense	1,394,572	751,421	338,402
Gain from write-off of intangible liabilities	(56,857)	(422,691)	(42,419)
Loss from write-off of intangible assets	78,806	98,448	32,118
Changes in assets and liabilities:
Rent receivable	(1,668,924)	(740,466)	(992,028)
Prepaid expenses and other assets	29,716	(91,155)	199,443
Accrued rent	(336,879)	(589,761)	(1,004,220)
Accounts payable and accrued expenses	745,435	938,448	628,062
Due to affiliates	175,247	(240,921)	250,872
Deferred rent liability	(35,228)	291,042	27,426
Security deposits	(16,850)	(39,050)	(4,750)
Unearned percentage rent	(202,720)	(5,745)	213,840

Net cash provided by operating activities	2,941,121	3,826,363	3,592,823

Cash flows from investing activities
(Additions) adjustments to property and equipment	(221,778)	137,749	(118,746)
Decrease (increase) in restricted cash	(106,119)	28,535	(417,374)

Net cash provided by (used in) investing activities	(327,897)	166,284	(536,120)

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Consolidated Statements of Cash Flows—Continued

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from financing activities
Loan costs	$—	$—	$(601,967)
Proceeds from mortgage loan	—	—	46,000,000
Repayment of mortgage loan to affiliates	—	—	(45,000,000)
Principal payments on debt	(926,193)	(874,559)	(418,823)
Capital contributions from partners	145,000	371,043	769,211
Distributions to partners	(2,417,265)	(2,298,390)	(3,173,948)

Net cash used in fnancing activities	(3,198,458)	(2,801,906)	(2,425,527)

Net increase (decrease) in cash	(585,234)	1,190,741	631,176
Cash
Beginning of period	1,831,917	641,176	10,000

End of period	$1,246,683	$1,831,917	$641,176

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,546,474	$2,598,109	$2,446,754

Supplemental schedule of noncash financing activities
Distributions declared but not paid to partners	$831,257	$1,185,136	$585,508

The accompanying notes are an integral part of these consolidated financial statements.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

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

The Partnership was formed on October 1, 2004 and on December 16, 2006 acquired certain retail and commercial real estate from Intrawest at five resort villages in the United States: the Village at Copper Mountain, Colorado; the Village at Mammoth Mountain, California; the Village at Baytowne Wharf, Florida; the Village at Snowhoe Mountain, West Virginia; and the Village of Stratton, Vermont (collectively, the “Properties”).

Intrawest was required to make a one time special capital contribution of $371,043 to provide the REIT with a minimum required annual distribution for calendar year 2006 in accordance with the terms of the Agreement. For the year ended December 31, 2007, the General Partner, CNL LP and Intrawest made aggregate contributions of $145,000 to the Partnership in accordance with their respective percentage interests.

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

Net cash flow, as defined in the Agreement, is to be distributed quarterly to the Partners in accordance with the following order of priority: (i) first, to the General Partner and CNL LP to pay the CNL first tier preferred distribution, as defined in the Agreement; (ii) second, to Intrawest to pay the Intrawest first tier preferred distribution, as defined in the Agreement; (iii) third to Intrawest until Intrawest has received aggregate distributions equal to the lesser of a) Intrawest excess credit support or b) the aggregate amount of rents paid pursuant to Intrawest interim leases as of such time, both as defined in the Agreement; (iv) fourth, 65% among the General Partner and CNL LP and 35% to Intrawest until the General Partner and CNL LP distributions equal their second tier preferred return, as defined in the Agreement and (vi) thereafter, 43.75% among the partners in accordance with their percentage interests and 56.25% to the holders of the promote interest, as defined in the Agreement. As of December 31, 2007, 2006 and 2005, the Partnership has net cash flow distributions payable totaling $831,257, $1,185,136 and $585,508, respectively.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Capital proceeds, including capital proceeds distributed to the partners in winding up the Partnership, are allocated in the same manner as net cash flow with the exception that the first tier preferred distribution for CNL LP and Intrawest are set at a different rate per the Agreement.

Net income or loss is allocated between the partners based on the hypothetical liquidation at book value method (“HLBV”). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partners’ claim on the net assets of the partnership at the end and beginning of the period. Each partner’s share of the net assets of the Partnership is calculated as the amount that the Partner would receive if the Partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities.

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

Years Ended December 31, 2007, 2006 and 2005

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

Lease Costs

Lease costs are comprised of in place lease values and are amortized to expense over the remaining non-cancelable periods of the respective leases. Such amortization amounted to $362,007, $512,823 and $666,435 during the years ended December 31, 2007, 2006 and 2005, respectively. If a lease is terminated prior to its stated expiration and leasehold improvements no longer are deemed to have any value for future tenants, all unamortized amounts relating to that lease are written off.

Intangible Lease Assets and Liabilities

Intangible lease assets are comprised of above market lease values and are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. Amortization related to above market lease values decreased rental income by $81,200, $100,911 and $137,828 during the years ended December 31, 2007, 2006 and 2005, respectively.

Intangible lease liabilities are comprised of below market lease values and are accreted as an increase to rental income over the non-cancelable periods of the respective leases including an assumption that renewals will be exercised by tenants for whom lease rates do not adjust upon renewal. Accretion amounted to a rental income increase of $256,778, $304,293 and $371,395 during the years ended December 31, 2007, 2006 and 2005, respectively.

If a lease is terminated prior to its stated expiration, all unamortized amounts relating to intangible lease assets and liabilities are written off. During the years ended December 31, 2007, 2006 and 2005, intangible lease assets of $52,142, $11,397 and $733, respectively, and intangible lease liabilities of $56,857, $422,691 and $42,419, respectively, were written off as a result of early lease terminations.

Property and Equipment, net

Property and equipment is stated at cost and includes buildings and tenant improvements. Buildings and improvements and furniture, fixtures and equipment are depreciated on the straight – line method ranging from 39 to 5 years. Tenant improvements are depreciated on the straight – line method over the shorter of the lease term or the estimated useful life.

Revenue Recognition

The Partnership records rental revenue on the straight-line basis over the terms of the respective leases. Percentage rent that is due based upon tenant performance levels such as gross revenues will be recorded when the underlying threshold has been reached.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Loan Costs

Loan costs incurred in connection with securing financing have been capitalized and are being amortized over the terms of the loans using the straight-line method, which approximates the effective interest method. For the years ended December 31, 2007, 2006 and 2005, amortization of loan cost was $60,197, $61,043 and $36,776, respectively.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership’s long-lived assets are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Partnership assesses impairment by comparing the carrying value of long-lived assets to future estimated undiscounted operating cash flows expected to be generated over the life of the assets and from its eventual disposition. In the event the carrying amount exceeds the estimated future undiscounted cash flows, the Partnership would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. For the years ended December 31, 2007, 2006 and 2005, the Partnership recorded no impairments.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

Allowance for Doubtful Accounts

The Partnership maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. Estimates are based on historical write-off experience and circumstances related to specific tenant performance. The allowance for doubtful accounts is reviewed monthly and past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

3. Property and Equipment, net

All of the Partnership’s property and equipment are held for lease to third-party tenants and related tenants which are affiliates of Intrawest. Property and equipment, net consists of the following at December 31, 2007 and 2006:

	2007	2006
Buildings	$71,193,672	$71,158,605
Equipment	70,000	—
Tenant Improvements	10,959,747	10,904,283

	82,223,419	82,062,888
Less: Accumulated depreciation	(10,294,758)	(7,073,190)

	$71,928,661	$74,989,698

4. Lease Cost and Intangible Lease Assets and Liabilities

Lease cost, net and intangible lease assets and liabilities, net consist of the following at December 31, 2007:

	Lease Costs	Intangible Lease Asset	Intangible Lease Liability
Balance	$2,559,314	$716,721	$1,642,735
Accumulated amortization or accretion	(1,397,026)	(270,029)	(787,807)

	$1,162,288	$446,692	$854,928

Lease cost, net and intangible lease assets and liabilities, net consist of the following at December 31, 2006:

	Lease Costs	Intangible Lease Asset	Intangible Lease Liability
Balance	$2,677,819	$807,512	$1,772,065
Accumulated amortization or accretion	(1,126,861)	(227,477)	(603,502)

	$1,550,958	$580,035	$1,168,563

During the years ended December 31, 2007, 2006 and 2005, the Partnership recorded amortization expense including amounts recorded as increases or reductions in rental income of $443,207, $613,734 and 804,263, respectively, from intangible assets and accretion of $256,778, $304,293 and 371,395, respectively, from intangible liabilities.

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

The anticipated amortization of intangible assets over each of the next five years and beyond is as follows:

	Lease Costs	Intangible Lease Asset	Intangible Lease Liability
2008	$185,234	$54,868	$195,917
2009	109,049	48,000	105,474
2010	101,606	48,000	98,162
2011	103,166	48,794	99,588
2012	76,331	40,106	76,976
Thereafter	586,902	206,924	278,811

	$1,162,288	$446,692	$854,928

5. Mortgage Payable

In connection with the acquisition of the Properties on December 16, 2004, the Partnership obtained a $45,000,000 mortgage payable from Intrawest (the “Affiliate Loan”). On May 20, 2005, the Affiliate Loan was refinanced with the proceeds of a loan from Sun Life Assurance Company of Canada, which is collateralized by the Partnership’s properties. The new loan has an aggregate principal balance of $46.0 million and bears interest at a fixed rate of 5.75%. Monthly principal and interest payments in the aggregate amount of $289,389 (based on a 25-year amortization) are due through maturity on June 1, 2015. The loan may not be prepaid except through payment of a premium. The Partnership incurred loan costs and fees of $601,967 in connection with the closing of this loan, which are being amortized over the life of the loan. Loan cost amortization during the years ended December 31, 2007, 2006 and 2005 was $60,197, $61,043 and $36,777, respectively.

As of December 31, 2007, scheduled principal payments of the mortgage payable are as follows:

2008	$980,875
2009	1,038,786
2010	1,100,116
2011	1,165,067
2012	1,233,852
Thereafter	38,261,729

$43,780,425

6. Leases

The Partnership assumed the existing leases between tenants and Intrawest (as the prior owner of the Properties). These leases call for base minimum rents and percentage rents based on the tenants’ gross revenues, as well as reimbursement for certain operating expenses of the Properties.

Future minimum rental receipts under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2007 are as follows:

	Third Party	Intrawest	Total
2008	$2,645,483	$2,777,213	$5,422,696
2009	2,142,029	2,814,288	4,956,317
2010	2,075,531	2,877,824	4,953,355
2011	1,993,926	2,931,418	4,925,344
2012	1,339,678	2,859,573	4,199,251
Thereafter	515,323	22,591,644	23,106,967

	$10,711,970	$36,851,960	$47,563,930

CNL Village Retail Partnership, LP and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007, 2006 and 2005

The future minimum rental receipts that are classified as Intrawest relate to tenants that are affiliated with Intrawest. Those leases call for base minimum rents and percentage rents base on the tenants gross revenues, as well as reimbursement for certain operating expenses of the Properties. The terms of the lease agreements range from 15 to 20 years with four five-year renewal options.

In addition to lease agreements with tenants that are related to Intrawest, Intrawest has agreed to provide interim support for those spaces that are vacant at the Properties for a period of four years (the “Interim Leases”). Under the Interim Leases, Intrawest will pay the Partnership interim rent at market rates until the spaces are leased to a third party. If the Properties, however, generate certain cash flow as discussed in the overall Agreement, then the interim rents will be returned to Intrawest. Accordingly, payments received by the Partnership under the Interim Leases are not considered earned and are recorded as liabilities. As of December 31, 2007, 2006 and 2005, the Partnership had interim rent payable of $1,745,324, $871,049 and $217,206, respectively, recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets that will be returned to Intrawest if and when certain thresholds are met. To the extent that rent paid by Intrawest under Interim Leases is utilized as interim support, the amounts are recorded as an adjustment to purchase price, reducing property and equipment.

For the years ended December 31, 2007, 2006 and 2005, base rental income received from Intrawest amounted to approximately $3.9 million, $3.7 million and $3.1 million, respectively, and percentage rental income received from Intrawest amounted to $175,875, $284,828 and $149,350, respectively. As of December 31, 2007 and 2006, rent receivable from Intrawest was zero and $97,858, respectively.

7. Management Agreement

The subsidiaries of the Partnership, under five property management agreements each dated December 16, 2004, have engaged an affiliate of Intrawest to manage the Properties. The management agreements provide for an initial operating term of 20 years and expire on December 31, 2024 and four five-year renewal options, subject to certain termination rights. The Intrawest affiliate will be paid a fee based on a percentage of total revenues of the Properties. During the years ended December 31, 2007, 2006 and 2005, the Partnership paid management fees of $480,645, $470,452 and $442,638, respectively, which are included in property operating expenses in the accompanying consolidated financial statements.

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

CNL Dallas Market

Center, L.P. and Subsidiaries

Consolidated Financial Statements

December 31, 2007 and 2006

CNL Dallas Market Center, L.P. and Subsidiaries

Index

December 31, 2007 and 2006

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Dallas Market Center, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Dallas Market Center, L.P. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and the period from February 14, 2005 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 17, 2008

Orlando, Florida

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Property and equipment, net	$248,102,880	$252,714,392
In-place lease costs, net	6,485,323	6,724,137
Favorable ground leases, net	4,154,142	4,238,460
Cash	3,147,919	2,986,188
Restricted cash	1,355,783	1,284,606
Due from affiliates	—	231,317
Accrued rent	1,777,105	1,776,833
Prepaid expenses and other assets	40,511	28,762

Total assets	$265,063,663	$269,984,695

Liabilities and Partners’ Capital
Mortgage loans payable	$151,263,236	$153,965,466
Accounts payable and accrued expenses	2,305,080	2,397,731
Distributions payable	2,997,919	2,836,189
Unearned percentage rent	1,242,993	1,353,589

Total liabilities	157,809,228	160,552,975

Partners’ capital	107,254,435	109,431,720

Total liabilities and partners’ capital	$265,063,663	$269,984,695

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2007 and 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

	2007	2006	2005
Revenues
Rental income from operating leases	$26,531,390	$26,139,314	$20,743,616
Percentage rent	2,984,511	2,736,641	—

Total revenues	29,515,901	28,875,955	20,743,616

Cost and expenses
Depreciation	8,595,411	7,762,833	6,352,478
Ground rent expense	485,576	506,208	372,032
General, administrative and operating	271,875	148,523	15,730
Amortization of lease costs	238,814	238,814	201,477

Total cost and expenses	9,591,676	8,656,378	6,941,717

Operating income	19,924,225	20,219,577	13,801,899
Interest and other income	20,113	15,202	2,634
Interest expense	(9,244,134)	(8,496,346)	(8,073,184)

Net income	$10,700,204	$11,738,433	$5,731,349

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

Years Ended December 31, 2007 and 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

	General Partner	CNL LP	Crow	Total
Formation transactions,
February 14, 2005 (Inception)	$—	$—	$92,104,147	$92,104,147
Acquisition of Crow interest by CNL Partners	921,041	72,762,277	(73,683,318)	—
Additional partner contributions	43,229	3,415,129	864,590	4,322,948
Net income (loss)	83,885	6,626,931	(979,467)	5,731,349
Distributions	(83,885)	(6,626,931)	(1,317,789)	(8,028,605)

Balance, December 31, 2005	964,270	76,177,406	16,988,163	94,129,839
Additional partner contributions	135,471	13,411,587	3,386,764	16,933,822
Net income	119,447	9,436,334	2,182,652	11,738,433
Distributions	(127,897)	(10,103,852)	(3,138,625)	(13,370,374)

Balance, December 31, 2006	1,091,291	88,921,475	19,418,954	109,431,720
Net income	124,697	9,851,063	724,444	10,700,204
Distributions	(128,775)	(10,173,216)	(2,575,498)	(12,877,489)

Balance, December 31, 2007	$1,087,213	$88,599,322	$17,567,900	$107,254,435

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2007 and 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

	2007	2006	2005
Cash flows from operating activities
Net income	$10,700,204	$11,738,433	$5,731,349
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,595,411	7,762,833	6,352,478
Amortization of lease costs	238,814	238,814	201,477
Amortization of favorable ground lease	84,318	84,318	67,643
Loss (gain) on sale of asset	632	—	(300)
Changes in assets and liabilities:
Prepaid expenses and other assets	(11,749)	75,967	(104,729)
Due from affiliates	231,317	(154,343)	(76,974)
Accrued rent	(272)	(974,628)	(802,205)
Accounts payable and accrued expenses	57,648	1,133,223	93,781
Unearned percentage rent	(110,596)	(44,495)	1,398,084

Net cash provided by operating activities	19,785,727	19,860,122	12,860,604

Cash flows from investing activities
Acquisition of property and equipment, net	(4,135,580)	(20,337,682)	(6,159,723)
Proceeds from disposal of assets	750	—	—
Increase in restricted cash	(71,177)	(672,486)	(612,120)

Net cash used in investing activities	(4,206,007)	(21,010,168)	(6,771,843)

Cash flows from financing activities
Principal payment on mortgage loans	(2,702,230)	(2,423,403)	(2,223,104)
Capital contributions from partners	—	16,933,822	4,322,948
Distributions to partners	(12,715,759)	(12,995,349)	(5,567,441)

Net cash provided by (used in) financing activities	(15,417,989)	1,515,070	(3,467,597)

Net increase in cash	161,731	365,024	2,621,164
Cash and cash equivalents
Beginning of period	2,986,188	2,621,164	—

End of period	$3,147,919	$2,986,188	$2,621,164

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of capitalized interest	$9,184,819	$7,728,470	$8,024,684

Supplemental disclosure of noncash investing activities
Value of property, equipment and intangible assets contributed upon formation of the Partnership	$—	$—	$250,716,120

Accrual of capital expenditures	$1,020,428	$1,170,727	$—

Supplemental disclosure of noncash financing activities
Distributions declared but not paid to partners	$2,997,919	$2,836,189	$2,461,164

Assumption of mortgage loan payable in the acquisition of property and equipment	$—	$—	$158,611,973

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006 and the Period from February 14, 2005

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

The Partnership was formed on February 14, 2005 for purposes of owning certain real property located in Dallas, Texas. In a series of formation transactions (referred to as the “Formation Transactions”), Crow transferred its interests in two subsidiary partnerships to the Partnership. The first subsidiary partnership owned the World Trade Center, Dallas Trade Mart and Market Hall buildings as well as leases for the underlying land; limited use rights to the Apparel Mart (which resides on the Dallas Market Center Campus) (collectively referred to at the “World Trade Center” property); and related parking facilities on the property, which had an agreed upon value of approximately $219.9 million. Later, on May 25, 2005, Crow transferred its interest in the second subsidiary partnership, which owned the International Floral and Gift Center (referred to as the “IFGC” property), with an agreed upon value of approximately $30.8 million. With the contributions of the World Trade Center and IFGC, the Partnership assumed approximately $142.3 million and $16.3 million, respectively, in existing debt. In connection with these transfers, the CNL Partners made a series of capital contributions in exchange for their ownership interests, which were immediately distributed to Crow. Additionally, all of the partners paid their share of closing costs in order to complete the transaction.

As a result of the formation transactions, the General Partner and Limited Partners hold the following percentage interests as of December 31, 2007 and 2006:

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

The purchase price of the two properties acquired was allocated to assets as follows:

	World Trade Center	IFDC	Total
Property and equipment	$210,459,364	$28,701,907	$239,161,271
Intangible assets, net	9,417,213	2,137,636	11,554,849

Total	$219,876,577	$30,839,543	$250,716,120

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

Net cash flow, as defined in the Agreement, is to be distributed quarterly to the Partners in accordance with the following order of priority: (i) first, to the General Partner and CNL LP to pay the CNL first tier preferred distribution, as defined in the Agreement; (ii) second, to Crow to pay the Crow first tier preferred distribution, as defined in the Agreement; (iii) third to the Partners pro-rata in proportion to their partnership interests until the sum of the aggregate distributions paid equals the second tier preferred distribution, as defined in the agreement; (iv) fourth, 60% to the General Partner and CNL LP and 40% to Crow until the sum of the aggregate distributions paid equals the third tier preferred distribution, as defined in the agreement and; (v) thereafter 50% to the General Partner and CNL LP and 50% to Crow. As of December 31, 2007 and 2006, the Partnership has net cash flow distributions payable totaling approximately $3.0 million and $2.8 million, respectively.

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

During 2005 and 2006, the Partners made pro-rata capital contributions of $21.3 million to develop a lighting center expansion at the Dallas Market Center. As of December 31, 2006, the Partnership completed its funding to the Trade Mart Expansion and the expansion was leased to an affiliate of Crow as of December 31, 2007.

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

Years Ended December 31, 2007 and 2006 and the Period from February 14, 2005

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

Property and Equipment, net

Property and equipment is stated at cost and includes buildings and tenant improvements. Buildings and improvements and furniture, fixtures and equipment are depreciated on the straight – line method ranging from 39 to 5 years. Tenant improvements are depreciated on the straight – line method over the shorter of the lease term or the estimated useful life.

Intangible Assets

Intangible lease assets are comprised of in place lease costs and favorable ground leases and are amortized over the remaining non-cancelable terms of the respective leases including automatic renewal terms. The remaining lives of the ground leases range from 50 to 60 years and the life of the master leases to Crow are 30 years including automatic renewal periods.

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

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

levels; however, the Partnership has not experienced any losses in such accounts. The Partners believe the Partnership is not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

The leases require that certain amounts of cash are restricted to fund capital expenditures at the Partnership’s properties and have been included in the accompanying consolidated balance sheets. The reserve accounts are held at CNL Bank, which is an affiliate of the General Partner and CNL LP. As of December 31, 2007 and 2006, approximately $1.4 million and $1.3 million was held in these reserve accounts, respectively.

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

Fair Value of Financial Instruments

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates carrying value because of the liquid nature of the assets and short maturities of the obligations. The Partnership believes the fair value of its long-term debt was approximately $150.0 million and $152.5 million as of December 31, 2007 and 2006, respectively, based on the rates it believes it could obtain for similar borrowings.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership’s long-lived assets are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Partnership assesses impairment by comparing the carrying value of long-lived assets to future estimated undiscounted operating cash flows expected to be generated over the life of the assets and from its eventual disposition. In the event the carrying amount exceeds the estimated future undiscounted cash flows, the Partnership would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. For the year ended December 31, 2007, the Partnership recorded no impairments.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2007	2006
Building and improvements	$260,817,732	$259,431,433
Leasehold improvements	1,389,816	624,094
Land improvements	490,854	432,511
Equipment	8,114,607	6,341,665

	270,813,009	266,829,703
Less: Accumulated depreciation	(22,710,129)	(14,115,311)

	$248,102,880	$252,714,392

On October 12, 2005, the Partnership entered into a memorandum of understanding and an agreement to develop an approximately 500,000 square foot lighting center expansion (160,000 leasable square feet) at the Trade Mart Property (the “Trade Mart Expansion”). The total construction costs were approximately $21.3 million. For the years ended December 31, 2007 and 2006 and the period ended December 31, 2005, the Partnership capitalized interest costs of zero, $908,195 and 48,500, respectively, relating to the construction of the Trade Mart Expansion.

4. In Place Lease Costs and Favorable Ground Leases

In place lease costs, net and favorable ground leases, net consists of the following:

	In Place Lease Cost December 31,		Favorable Ground Leases December 31,
	2007	2006	2007	2006
Balance	$7,164,428	$7,164,428	$4,390,421	$4,390,421
Accumulated amortization	(679,105)	(440,291)	(236,279)	(151,961)

	$6,485,323	$6,724,137	$4,154,142	$4,238,460

The anticipated amortization of intangible assets over each of the next five years and beyond is as follows:

	In Place Lease Costs	Favorable Ground Leases
2008	$238,814	$84,318
2009	238,814	84,318
2010	238,814	84,318
2011	238,814	84,318
2012	238,814	84,318
Thereafter	5,291,253	3,732,552

	$6,485,323	$4,154,142

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

Amortization of the favorable ground lease asset is recorded as an increase in ground lease expense in the accompanying consolidated statements of operations. The Partnership recorded total amortization expense of $323,132 for each year ended December 31, 2007 and 2006 and $269,120 for the period ended December 31, 2005.

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

	Monthly Payment (Principal and Interest)	Interest Rate	Maturity Date	Balance as of December 31,
Property				2007	2006
World Trade Center	$889,145	6.037%	September 2014	$136,117,875	$138,380,723
IFGC	110,663	5.450%	September 2012	15,145,361	15,584,743

				$151,263,236	$153,965,466

Future scheduled principal payments of the mortgage loans are as follows:

2008	$2,882,843
2009	3,087,399
2010	3,278,426
2011	3,481,290
2012	3,672,729
Thereafter	134,860,549

$151,263,236

6. Master Leases

On February 14, 2005, in connection with the acquisition of the World Trade Center property, the Partnership entered into a triple-net lease agreement with Dallas Market Center Operating, L.P. a subsidiary of the existing management company, Market Center Management Company, Ltd. (“MCMC”). MCMC is an affiliate of Crow Holdings. On May 25, 2005, in connection with the acquisition of the IFGC property, the Partnership entered into a lease agreement with IFDC Operating, L.P., also a subsidiary of MCMC. The leases have an initial term of five-years with five automatic five-year renewal periods. Both leases call for the payment of monthly base rental payments and percentage rent to the extent that the annual percentage rent calculation exceeds annual base rent. Percentage rent is calculated as a set percentage of total gross sublease rental revenues as defined in the lease agreements. The amount of annual base rent automatically escalates in accordance with the provisions of the lease agreements. The leases require the tenant to pay property taxes on behalf of the Partnership. For the years ended December 31, 2007 and 2006, the tenant paid property taxes of $3,411,770 and $3,488,438, respectively, on behalf of the Partnership. No property taxes were due on behalf of the Partnership during the year ended December 31, 2005.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006 and the Period from February 14, 2005

(Inception) through December 31, 2005

For the years ended December 31, 2007 and 2006 and the period ended December 31, 2005, base rental income under the leases amounted to approximately $26.5 million, $26.1 million and $20.7 million, respectively, including $272, $974,628 and $802,205, respectively, from the effect of straight-lining rent in accordance with GAAP. As of December 31, 2006, the construction on the Trade Mart Expansion was completed which resulted in an increase in base rent of the Trade Mart Property.

Future minimum rental receipts under non-cancelable operating leases having remaining terms in excess of one year of December 31, 2007 are as follows:

	World Trade Center	IFDC	Total
2008	$23,596,643	$3,025,983	$26,622,626
2009	23,601,693	3,028,767	26,630,460
2010	23,602,109	3,029,000	26,631,109
2011	23,602,109	3,029,000	26,631,109
2012	23,602,109	3,029,000	26,631,109
Thereafter	521,858,753	66,980,565	588,839,318

	$639,863,416	$82,122,315	$721,985,731

7. Ground Leases

The Partnership makes monthly lease payments under nine ground leases, two of which have annual rent increases and all of the ground leases are with affiliates of Crow. For the years ended December 31, 2007 and 2006 and the period ended December 31, 2005, the Partnership incurred a total of $485,576, $506,208 and $372,032, respectively, for rent expenses under the ground leases which includes the effect of GAAP straight-lining adjustments of $104,190, $206,276 and zero and the amortization of above market lease of $84,318, $84,318 and $67,642, respectively. Each of the ground leases expire between the years 2055 and 2066. Upon termination of the ground leases, all buildings and improvements become the property of the lessors under the ground leases. The non-cancelable future minimum lease payments under the ground leases are as follows:

2008	$297,252
2009	299,666
2010	302,129
2011	304,642
2012	307,204
Thereafter	20,525,132

$22,036,025

Accrued rental expense of $310,466 and $206,276 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively.

8. Commitments and Contingencies

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Partnership’s financial condition or results of operations.

CNL Income GW

Partnership, LLLP and

Subsidiaries

Consolidated Financial Statements

December 31, 2007 and 2006

CNL Income GW Partnership, LLLP and Subsidiaries

Index

December 31, 2007 and 2006

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Income GW Partnership, LLLP

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Income GW Partnership, LLLP and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 and the period from October 11, 2005 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 17, 2008

Orlando, Florida

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Balance Sheets

December 31, 2007 and 2006

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,687,430	$1,286,529
Restricted cash	1,965,757	1,508,379
Accounts receivable	1,203,424	1,508,027
Prepaid expenses and other current assets	1,330,131	1,198,423
Distribution refundable from partners	—	1,225,508

	6,186,742	6,726,866

Loan costs	542,523	613,766
Property and equipment, net	104,921,296	110,316,524
Other intangible assets, net	368,205	523,238

Total assets	$112,018,766	$118,180,394

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued expenses	$6,827,095	$6,189,161
Due to affiliates	63,807	608,336
Advanced deposits	1,068,049	1,006,423

	7,958,951	7,803,920

Mortgage loan payable	63,000,000	63,000,000

Total liabilities	70,958,951	70,803,920

Partners’ capital	41,059,815	47,376,474

Total liabilities and partners’ capital	$112,018,766	$118,180,394

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2007 and 2006 and the Period from October 11, 2005 (Inception) through December 31, 2005

	Year Ended December 31
	2007	2006	2005
Revenues
Rooms	$24,016,962	$26,175,125	$4,107,205
Food and beverage	5,726,252	5,975,545	1,170,234
Other operating departments	4,854,177	5,277,074	1,272,143

	34,597,391	37,427,744	6,549,582

Cost of sales and other expenses
Rooms	3,936,089	4,371,340	907,961
Food and beverage	5,042,643	5,222,952	1,239,699
Other operating departments	5,505,790	5,152,542	1,002,120
Property operations and maintenance	6,462,936	5,670,212	1,787,693
Management fees	1,037,922	1,122,832	196,427
Franchise and licensing fees	1,037,922	1,122,832	196,427
General and administrative	3,921,479	4,316,700	593,336
Sales and marketing	3,254,141	3,663,104	676,239
Depreciation and amortization	7,111,968	6,406,516	1,039,157

	37,310,890	37,049,030	7,639,059

Operating income (loss)	(2,713,499)	378,714	(1,089,477)

Interest and other income	101,683	60,703	60,058
Interest expense and loan cost amortization	(3,954,843)	(3,112,914)	—

Net loss	$(6,566,659)	$(2,673,497)	$(1,029,419)

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Statements of Partners’ Capital

Years Ended December 31, 2007 and 2006 and the Period from October 11, 2005 (Inception) through December 31, 2005

	General Partner	CNL LP	GW	Total
Formation transactions, October 11, 2005 (inception)	$—	$—	$113,311,324	$113,311,324
Acquisition of GW interest by CNL Partners	11,331	79,306,597	(79,317,928)	—
Additional partner contributions	168	1,175,832	504,000	1,680,000
Distributions	(283)	(1,981,162)	(380,473)	(2,361,918)
Net loss	(56)	(392,435)	(636,928)	(1,029,419)

Balance, December 31, 2005	11,160	78,108,832	33,479,995	111,599,987
Capital contributions	120	837,497	358,979	1,196,596
Distribution of loan proceeds	(6,244)	(43,696,070)	(18,734,656)	(62,436,970)
Distribution of operating cash flows	(44)	(309,598)	—	(309,642)
Net loss	(255)	(1,781,866)	(891,376)	(2,673,497)

Balance, December 31, 2006	4,737	33,158,795	14,212,942	47,376,474
Capital contributions	—	—	250,000	250,000
Net loss	(653)	(4,552,399)	(2,013,607)	(6,566,659)

Balance, December 31, 2007	$4,084	$28,606,396	$12,449,335	$41,059,815

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2007 and 2006 and the Period from October 11, 2005 (Inception) through December 31, 2005

	2007	2006	2005
Cash Flows from operating activities
Net loss	$(6,566,659)	$(2,673,497)	$(1,029,419)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	7,111,968	6,406,516	1,039,157
Loan cost amortization	71,243	115,386	—
Changes in assets and liabilities, net of business acquired
Accounts receivable	304,603	(417,806)	(1,090,221)
Prepaid expenses and other current assets	(131,708)	33,581	(277,691)
Accounts payable and accrued expenses	637,934	477,047	3,867,240
Due to affiliates	(544,529)	465,051	143,285
Advanced deposits	61,626	(60,558)	(154,327)

Net cash provided by operating activities	944,478	4,345,720	2,498,024

Cash Flows from investing activities
Acquisition of property and equipment	(1,311,707)	(15,071,819)	(5,630,936)
Decrease (increase) in restricted cash	(457,378)	11,311,526	4,910,095

Net cash used in investing activities	(1,769,085)	(3,760,293)	(720,841)

Cash Flows from financing activities
Capital contributions from partners	—	1,196,596	1,680,000
Proceeds from mortgage loan	—	63,000,000	—
Distribution of loan proceeds to partners	—	(62,436,970)	—
(Distributions to) refunds from partners	1,225,508	(3,897,068)	—
Payment of loan costs	—	(729,152)	—
Deposit released from (made with) lender for mortgage loan	—	680,000	(680,000)

Net cash provided by (used in) financing activities	1,225,508	(2,186,594)	1,000,000

Net increase (decrease) in cash and cash equivalents	400,901	(1,601,167)	2,777,183
Cash and cash equivalents
Beginning of period	1,286,529	2,887,696	110,513

End of period	$1,687,430	$1,286,529	$2,887,696

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Consolidated Statements of Cash Flows—Continued

Years ended December 31, 2007 and 2006 and the Period from October 11, 2005 (Inception) through December 31, 2005

	2007	2006	2005
Supplemental disclosure of noncash investing activities
Assets acquired and liabilities assumed upon formation of the partnership
Assets acquired
Cash	$—	$—	$110,513
Prepaid expenses and other current assets	—	—	954,313
Property and equipment	—	—	96,872,110
Intangible assets	—	—	710,570
Restricted cash	—	—	17,730,000

	$—	$—	$116,377,506

Liabilities assumed
Accounts payable and accrued expenses	$—	$—	$1,844,874
Advanced deposits	—	—	1,221,308

	$—	$—	$3,066,182

Net assets acquired	$—	$—	$113,311,324

Net of cash	$—	$—	$113,200,811

Supplemental disclosure of noncash financing activities
Distributions due to (refundable from) partners	$—	$(1,225,508)	$2,361,918

Capital contributions (equipment) from partners	$250,000	$—	$—

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,884,227	$2,667,688	$—

The accompanying notes are an integral part of these consolidated financial statements.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006 and the Period from October 11, 2005

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

The Partnership was formed through a series of transactions, whereby GW contributed its interests in two subsidiary partnerships to the Partnership in exchange for 100% ownership of the Partnership. On October 11, 2005 and November 3, 2005, the CNL Partners acquired an aggregate 70.00% interest in the Partnership from GW for cash.

The contribution value and closing costs were allocated to assets and liabilities of the newly formed Partnership as follows:

Property and equipment	$96,872,110
Intangible assets, net	710,570
Receipt of various assets	18,794,826
Assumption of various payables	(3,066,182)

$113,311,324

Then on April 1, 2007, GW contributed equipment in the amount of $250,000 resulting in the General Partner and Limited Partners owning the following percentage interests in the Partnership as of December 31, 2007:

Partner	Percentage Interest
General Partner	0.01%
CNL LP	69.67%
GW	30.32%

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006 and the Period from October 11, 2005

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

On an annual basis, Net Cash Flow, as defined in the Agreement, is distributed in accordance with the following order of priority; (i) first, to the CNL Partners, pro rata, until the aggregate distributions received by the CNL Partners with respect to such fiscal year equals the CNL Preferred Distribution, as defined in the Agreement, (ii) second to GW until the aggregate distributions received by GW with respect to such fiscal year equals the GW Preferred Distribution, as defined in the Agreement, and (iii) thereafter pro-rata among the Partners in proportion to their respective percentage interests.

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

Years ended December 31, 2007 and 2006 and the Period from October 11, 2005

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

Restricted Cash

Certain amounts of cash have been restricted under the management agreements with GW for maintenance and replacement of furniture, fixtures and equipment at the Partnership’s Properties. Cash for the replacement of furniture, fixtures and equipment is set aside each month as a set percentage of total gross revenues of the Properties in accordance with the hotel management agreements and is used as necessary for the replacement of furniture, fixtures and equipment. As of December 31, 2007 and 2006, the Partnership had approximately $2.0 million and $1.5 million in restricted cash, respectively, to fund future replacements.

Purchase Price Allocation

In determining the allocation of the purchase price of the Properties, the Partnership followed Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS 141, and allocated the value of real estate acquired among the land, buildings and equipment and identified intangible assets, consisting of the value of a condo rental pool at the Great Wolf Lodge-Wisconsin Dells Property. Purchase price allocations and the determination of useful lives are based on management’s estimates and studies commissioned from independent real estate appraisal firms.

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

Other Intangible Assets

The Partnership follows Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and other intangible assets that have indefinite useful lives are not amortized into results of operations but, instead, are tested at least annually for impairment and written down when impaired.

Other intangible assets represent the value assigned to the revenue stream from a condo rental pool at the Wisconsin Dells property. The condo rental pool intangible asset is being amortized on a straight-line basis over the average remaining life of the existing rental pool agreements which was approximately 4.6 years.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006 and the Period from October 11, 2005

(Inception) through December 31, 2005

Loan Costs

Loan costs incurred in connection with securing financing have been capitalized and are being amortized over the term of the loan using the straight-line method. For the years ended December 31, 2007, 2006 and 2005, amortization of loan cost was $71,243, $115,385 and zero, respectively.

Revenue Recognition

The Property’s revenues are derived from its operations and include revenues from the rental of rooms, food and beverage sales, telephone usage, the management of a condo rental pool at the Wisconsin Dells property and other service revenue. Revenue is recognized when rooms are occupied and services have been performed. Cash received from customers for events occurring after the end of each respective year have been recorded as advanced deposits in the accompanying consolidated balance sheets.

Advertising and Promotion Costs

The costs of advertising, promotional, sales and marketing programs are charged to operations in the year incurred and are included as sales and marketing expenses in the accompanying consolidated statement of operations. Advertising, promotional, sales and marketing costs totaled approximately $3.3 million, $3.7 million and $676,239 for the years ended December 31, 2007 and 2006 and the period ended December 31, 2005, respectively.

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

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Partnership must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006 and the Period from October 11, 2005

(Inception) through December 31, 2005

positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. The interpretation clearly excludes income tax positions related to FASB Statement No. 5, “Accounting for Contingencies.” The Partnership adopted this statement and analyzed its material tax positions under FIN 48 and determined that it has not taken any uncertain tax positions within the meaning of the interpretation.

Leases

The Partnership has entered into operating leases for equipment used at its Properties. Rent expense is recognized on a straight-line basis over the term of the leases.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership’s long-lived assets are tested for impairment annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Partnership assesses impairment by comparing the carrying value of long-lived assets to future estimated undiscounted operating cash flows expected to be generated over the life of the assets and from its eventual disposition. In the event the carrying amount exceeds the estimated future undiscounted cash flows, the Partnership would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. For the years ended December 31, 2007, 2006 and 2005, the Partnership recorded no impairment charges.

Fair Value of Financial Instruments

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates carrying values because of the liquid nature of the assets and short maturities of the obligations. The Partnership believes the fair value of its long-term debt was approximately $60.5 million as of December 31, 2007 based on discounted cash flows at market rates, and approximated its carrying value at December 31, 2006 based on rates it believes it could obtain for similar borrowings at that time.

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

3. Property and Equipment

Property and equipment consist of the following at December 31, 2007 and 2006:

	2007	2006
Land and land improvements	$7,611,511	$7,637,918
Building and improvements	82,762,874	82,633,900
Furniture, fixtures and equipment	28,761,366	27,302,257

	119,135,751	117,574,075
Less: accumulated depreciation	(14,214,455)	(7,257,551)

	$104,921,296	$110,316,524

Depreciation expense for the years ended December 31, 2007 and 2006 and the period ended December 31, 2005 was $7.0 million, $6.2 million and $1.0 million, respectively.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006 and the Period from October 11, 2005

(Inception) through December 31, 2005

4. Other Intangible Assets

The gross carrying amount and accumulated amortization of the Partnership’s other intangible assets consist of the following at December 31, 2007 and 2006:

	2007	2006
Condo rental pool	$710,570	$710,570
Less: accumulated amortization	(342,365)	(187,332)

	$368,205	$523,238

Amortization expense related to condo rental pool intangible asset was $155,033, $166,184 and $21,148 for the years ended December 31, 2007 and 2006 and the period ended December 31, 2005, respectively. The anticipated amortization of the condo rental pool intangible asset over each of the next three years is as follows:

2008	$155,033
2009	155,033
2010	58,139

$368,205

5. Related Parties Transactions

Hotel Management Agreements

The Partnership entered into an agreement with an affiliate of GW (the “Manager”) to manage the Properties. The management agreements have a term of 15 years. Under terms of the agreements, the Manager operates the Properties in return for a fixed management fee of 3 percent of Gross Operating Revenues, as defined in the management agreements, for each property. The Manager may also earn an incentive management fee equal to 30 percent of the amount by which net operating income exceeds 10% of the average Invested Capital, as defined in the agreement. The Partnership incurred base management fees of approximately $1.0 million, $1.1 million and $196,427 and no incentive management fees for the years ended December 31, 2007 and 2006 and the period ended December 31, 2005, respectively. The management agreements may be terminated if certain performance thresholds are not met, as defined in the management agreements.

Licensing Agreements

The Partnership also entered into a licensing agreement with an affiliate of GW (the “Franchisor”) for each property. The license agreements have a term of 15 years. Under terms of the agreements, the Partnership is required to pay franchise and licensing fees equal to 3 percent of Gross Operating Revenues, as defined in the licensing agreements, for each property. The Partnership incurred licensing fees of approximately $1.0 million, $1.1 million and $196,427 for the years ended December 31, 2007 and 2006 and the period ended December 31, 2005, respectively.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006 and the Period from October 11, 2005

(Inception) through December 31, 2005

Other

The Partnership has entered into various other agreements with GW and its affiliates to provide services such as property insurance, health insurance, and workers’ compensation insurance. The Partnership incurred $1.9 million, $1.4 million and $108,876 for such expenses for the years ended December 31, 2007 and 2006 and the period ended December 31, 2005, respectively. These amounts have been included in costs and expenses for room, food and beverage, and other operating departments in the accompanying consolidated statements of operations.

6. Income Taxes

Under the provisions of the Internal Revenue Code and applicable state laws, the Partnership is only subject to taxation of income on the profits and losses from its TRS operations. The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax asset:
Net operating loss	$5,006,248	$1,535,945
Other book/tax differences	251,571	307,263

Total deferred tax asset	5,257,819	1,843,208

Deferred tax liability:
Book/tax differences in acquired assets	1,438,237	939,416

Total deferred tax liability	1,438,237	939,416

Net deferred tax asset	3,819,582	903,792
Valuation allowance	(3,819,582)	(903,792)

	$—	$—

The types of temporary differences between the tax basis of assets and liabilities and their financial statement reporting amounts are attributable to book/tax differences in the acquired assets and net operating losses. The TRS had a net operating loss carry-forward for federal and state purposes of approximately $13.7 million as of December 31, 2007 to offset future taxable income. The estimated net operating loss carry-forward will expire as follows: $1.5 million expiring in 2025, $3.9 million expiring in 2026 and $8.3 million expiring in 2027. The Partnership has not recorded these potential future benefits because its TRS subsidiary does not have sufficient historical earnings on which to base a potential future benefit.

CNL Income GW Partnership, LLLP and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 31, 2007 and 2006 and the Period from October 11, 2005

(Inception) through December 31, 2005

7. Leases

The Partnership is a lessee of various types of equipment used in operating the Properties. Leases are categorized as operating leases based upon the terms in the lease agreements.

Future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 are as follows:

2008	$57,900
2009	49,932
2010	46,500
2011	29,063

$183,395

Rent expense was $63,756, $49,092 and $4,203 for the years ended December 31, 2007 and 2006 and the period ended December 31, 2005, respectively, and is included in property operations in the accompanying consolidated statements of operations.

8. Mortgage Loan Payable

In March 2006, the Partnership obtained a mortgage loan collateralized by the Properties in the principal amount of $63.0 million. The loan bears interest at an annual rate of 6.08%, requires monthly payments of interest-only for the first three years and equal monthly payments of principal and interest thereafter until the loan’s maturity on March 1, 2013.

2008	$—
2009	513,043
2010	740,441
2011	787,397
2012	826,569
Thereafter	60,132,550

$63,000,000

9. Commitments and Contingencies

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Partnership’s financial condition or results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 2008.

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

Signature	Title	Date

/S/ JAMES M. SENEFF, JR. James M. Seneff, Jr.	Chairman of the Board	March 17, 2008

/S/ ROBERT A. BOURNE Robert A. Bourne	Vice Chairman of the Board and Treasurer	March 17, 2008

/S/ ROBERT J. WOODY Robert J. Woody	Independent Director	March 17, 2008

/S/ BRUCE DOUGLAS Bruce Douglas	Independent Director	March 17, 2008

/S/ DENNIS N. FOLKEN Dennis N. Folken	Independent Director	March 17, 2008

/S/ R. BYRON CARLOCK, JR. R. Byron Carlock, Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/S/ TAMMIE A. QUINLAN Tammie A. Quinlan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2008

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

As of December 31, 2007 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Assets	Deemed Uncollectible	Collected/ Recovered	Balance at End of Year
2006	Deferred tax asset	$594	$—	$—	$—	$—	$594
	valuation allowance

		$594	$—	$—	$—	$—	$594

2007	Deferred tax asset	$594		$4,683			$5,277
	valuation allowance

		$594	$—	$4,683	$—	$—	$5,277

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2007 (in thousands)

		Initial Costs				Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)								Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interest	Buildings	Equip- ment	Improve- ments	Carrying Costs	Land & Land Improve- ments	Leasehold Interest	Buildings	Equip- ment	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Gatlinburg Sky Lift Gatlinburg, Tennessee		$—	$19,154	$175	$1,133	$—	$—	$—	$19,154	$175	$1,133	$20,462	$(1,287)	In 1953	12/22/2005	(2)
Hawaiian Falls Waterparks Garland and The Colony, Texas		$3,123	$3,663	$758	$5,192	$1,600	$—	$4,220	$3,663	$758	$5,695	$14,336	$(2,123)	In 2004	4/21/2006	(2)
Route 66 Harley-Davidson Dealership Tulsa, Oklahoma		$998	$—	$5,509	$203	$—	$—	$998	$—	$5,509	$203	$6,710	$(350)	In 2002	4/27/2006	(2)
Palmetto Hall Plantation Club Hilton Head, South Carolina	(1)	$5,744	$—	$1,465	$1,221	$—	$—	$5,744	$—	$1,465	$1,221	$8,430	$(1,223)	In 1990	4/27/2006	(2)
Cypress Mountain Vancouver, British Columbia		$161	$19,001	$735	$17,130	$4,205	$—	$161	$19,001	$2,567	$19,503	$41,232	$(3,771)	In 1975	5/30/2006	(2)
Raven Golf Club at South Mountain Phoenix, Arizona	(1)	$11,599	$—	$1,382	$817	$—	$—	$11,599	$—	$1,382	$817	$13,798	$(1,282)	In 1995	6/9/2006	(2)
Bretton Woods Mountain Resort Bretton Woods, New Hampshire		$10,778	$10	$28,052	$14,783	$2,900	$—	$10,778	$10	$30,952	$14,783	$56,523	$(5,483)	In 1800’s	6/23/2006	(2)
Bear Creek Golf Club Dallas, Texas	(1)	$6,697	$2,613	$1,312	$973	$279	$—	$6,886	$2,613	$1,312	$1,063	$11,874	$(1,519)	In 1979	9/8/2006	(2)
Funtasticks Fun Center Tucson, Arizona		$4,217	$—	$1,950	$466	$—	$—	$4,217	$—	$1,950	$466	$6,633	$(363)	In 1993	10/6/2006	(2)
Fiddlesticks Fun Center Tempe, Arizona		$4,466	$—	$648	$95	$—	$—	$4,466	$—	$648	$95	$5,209	$(116)	In 1991	10/6/2006	(2)
Grand Prix Tampa Tampa, Florida		$2,738	$—	$487	$162	$—	$—	$2,738	$—	$487	$162	$3,387	$(125)	In 1979	10/6/2006	(2)
Zuma Fun Center South Houston, Texas		$3,720	$—	$1,192	$195	$—	$—	$3,720	$—	$1,192	$195	$5,107	$(161)	In 1990	10/6/2006	(2)
Mountasia Family Fun Center North Richland Hills, Texas		$1,152	$—	$635	$76	$—	$—	$1,152	$—	$635	$76	$1,863	$(83)	In 1994	10/6/2006	(2)
Putt Putt Fun Center Raleigh, North Carolina		$265	$215	$258	$125	$—	$—	$265	$215	$258	$125	$863	$(95)	In 1998	10/6/2006	(2)
Zuma Fun Center North Houston, Texas		$757	$—	$182	$77	$—	$—	$757	$—	$182	$77	$1,016	$(33)	In 1990	10/6/2006	(2)
Putt Putt Fun Center Lubbock, Texas		$713	$343	$539	$267	$—	$—	$713	$343	$539	$267	$1,862	$(202)	In 1981	10/6/2006	(2)
Zuma Fun Center Knoxville, Tennessee		$1,231	$—	$751	$159	$—	$—	$1,231	$—	$751	$159	$2,141	$(120)	In 1993	10/6/2006	(2)
Zuma Fun Center Charlotte, North Carolina		$5,583	$—	$1,608	$459	$—	$—	$5,583	$—	$1,608	$459	$7,650	$(352)	In 1991	10/6/2006	(2)
Camelot Park Bakersfield, California		$676	$—	$378	$181	$—	$—	$676	$—	$378	$181	$1,235	$(146)	In 1994	10/6/2006	(2)

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2007 (in thousands)

		Initial Costs				Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)								Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interest	Buildings	Equip- ment	Improve- ments	Carrying Costs	Land & Land Improve- ments	Leasehold Interest	Buildings	Equip- ment	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Weston Hills Country Club Weston, Florida	(1)	$20,332	$—	$14,374	$1,776	$140	$—	$20,375	$—	$14,424	$1,823	$36,622	$(2,258)	In 1990	10/16/2006	(2)
Valencia Country Club Santa Clarita, California	(1)	$31,565	$—	$8,646	$460	$618	$—	$31,706	$—	$8,747	$836	$41,289	$(1,882)	In 2000	10/16/2006	(2)
Talega Golf Club San Clemente, California	(1)	$15,097	$—	$3,038	$702	$—	$—	$15,097	$—	$3,038	$702	$18,837	$(1,104)	In 1965	10/16/2006	(2)
Canyon Springs Golf Club San Antonio, Texas	(1)	$11,463	$—	$1,314	$551	$75	$—	$11,463	$—	$1,314	$626	$13,403	$(447)	In 1997	11/16/2006	(2)
The Golf Club at Cinco Ranch Houston, Texas	(1)	$6,662	$—	$454	$410	$225	$—	$6,887	$—	$454	$410	$7,751	$(297)	In 1993	11/16/2006	(2)
Golf Club at Fossil Creek Fort Worth, Texas	(1)	$4,950	$—	$1,040	$496	$50	$—	$4,950	$—	$1,040	$546	$6,536	$(502)	In 1987	11/16/2006	(2)
Lake Park Golf Club Dallas-Fort Worth, Texas		$2,089	$1,821	$1,352	$376	$25	$—	$2,089	$1,821	$1,352	$401	$5,663	$(472)	In 1957	11/16/2006	(2)
Mansfield National Golf Club Dallas-Fort Worth, Texas	(1)	$5,216	$605	$1,176	$317	$50	$—	$5,216	$605	$1,176	$367	$7,364	$(572)	In 2000	11/16/2006	(2)
Plantation Golf Club Dallas-Fort Worth, Texas	(1)	$4,123	$—	$130	$262	$50	$—	$4,123	$—	$130	$312	$4,565	$(154)	In 1998	11/16/2006	(2)
Fox Meadow Country Club Medina, Ohio	(1)	$5,235	$—	$4,144	$361	$—	$—	$5,235	$—	$4,144	$361	$9,740	$(517)	In 1995	12/22/2006	(2)
Lakeridge Country Club Lubbock, Texas	(1)	$5,260	$—	$2,461	$490	$—	$—	$5,260	$—	$2,461	$490	$8,211	$(399)	In 1978	12/22/2006	(2)
Mesa del Sol Golf Club Yuma, Arizona	(1)	$5,802	$—	$981	$314	$147	$—	$5,949	$—	$981	$314	$7,244	$(497)	In 1970	12/22/2006	(2)
Painted Hills Golf Club Kansas City, Kansas	(1)	$2,326	$—	$1,337	$347	$—	$—	$2,326	$—	$1,337	$347	$4,010	$(268)	In 1965	12/22/2006	(2)
Royal Meadows Golf Course Kansas City, Missouri	(1)	$1,971	$—	$374	$161	$49	$—	$1,971	$—	$423	$161	$2,555	$(151)	In 1960’s	12/22/2006	(2)
Signature Golf Course Solon, Ohio	(1)	$8,513	$—	$8,403	$774	$—	$—	$8,513	$—	$8,403	$774	$17,690	$(901)	In 2002	12/22/2006	(2)
Weymouth Country Club Medina, Ohio	(1)	$5,571	$—	$4,860	$447	$74	$—	$5,645	$—	$4,860	$447	$10,952	$(586)	In 1969	12/22/2006	(2)
Burnside Marina Somerset, Kentucky		$350	$2,593	$415	$4,186	$—	$—	$350	$2,593	$415	$4,186	$7,544	$(1,324)	In 1950’s	12/22/2006	(2)
Pier 121 Marina and Easthill Park Lewisville, Texas		$1,172	$25,222	$4,576	$7,688	$448	$—	$1,459	$25,222	$4,576	$7,849	$39,106	$(1,472)	In 1960’s	12/22/2006	(2)

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2007 (in thousands)

		Initial Costs				Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)								Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interest	Buildings	Equip- ment	Improve- ments	Carrying Costs	Land & Land Improve- ments	Leasehold Interest	Buildings	Equip- ment	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Beaver Creek Marina Monticello, Kentucky		$442	$5,778	$381	$4,190	$—	$—	$442	$5,778	$381	$4,190	$10,791	$(1,304)	In 1950’s	12/22/2006	(2)
Lake Front Marina Port Clinton, Ohio		$3,589	$—	$1,115	$1,201	$152	$—	$3,730	$—	$1,115	$1,212	$6,057	$(360)	In 1979	12/22/2006	(2)
Sandusky Harbor Marina Sandusky, Ohio		$4,461	$—	$3,432	$1,563	$—	$—	$4,461	$—	$3,432	$1,563	$9,456	$(491)	In 1930’s	12/22/2006	(2)
Cowboys Golf Club Grapevinem Texas		$9,638	$2,534	$2,457	$1,289	$—	$—	$9,638	$2,534	$2,457	$1,289	$15,918	$(965)	In 2000	12/22/2006	(2)
Brighton Ski Resort Brighton, Utah	(1)	$11,809	$2,123	$11,233	$13,240	$1,413	$—	$11,809	$2,123	$11,233	$14,653	$39,818	$(3,258)	In 1949	1/8/2007	(2)
Clear Creek Golf Club Houston, Texas		$423	$1,116	$155	$212	$25	$—	$423	$1,116	$155	$237	$1,931	$(189)	In 1987	1/11/2007	(2)
Northstar-at-Tahoe Resort Lake Tahoe, California	(1)	$60,790	$—	$8,534	$20,430	$5,947	$—	$62,600	$—	$11,543	$21,558	$95,701	$(6,438)	In 1972	1/19/2007	(2)
Sierra-at-Tahoe Resort South Lake Tahoe, California	(1)	$19,875	$800	$8,574	$13,484	$—	$—	$19,875	$800	$8,574	$13,484	$42,733	$(4,047)	In 1968	1/19/2007	(2)
Loon Mountain Resort Lincoln, New Hampshire	(1)	$9,226	$346	$4,673	$4,555	$5,152	$—	$11,523	$346	$4,673	$7,410	$23,952	$(1,752)	In 1966	1/19/2007	(2)
Summit-at-Snowqualmie Resort Snoqualmie Pass, Washington	(1)	$20,122	$792	$8,802	$7,626	$136	$—	$20,258	$792	$8,802	$7,626	$37,478	$(3,075)	In 1945	1/19/2007	(2)
White Water Bay Oklahoma City, Oklahoma	(1)	$10,720	$—	$5,461	$5,523	$—	$—	$10,720	$—	$5,461	$5,523	$21,704	$(766)	In 1981	4/6/2007	(2)
Splashtown Houston, Texas	(1)	$10,817	$—	$1,609	$2,699	$—	$—	$10,817	$—	$1,609	$2,699	$15,125	$(290)	In 1981	4/6/2007	(2)
Water World Concord, California	(1)	$1,733	$7,841	$728	$2,208	$—	$—	$1,733	$7,841	$728	$2,208	$12,510	$(510)	In 1995	4/6/2007	(2)
Elitch Gardens Denver, Colorado	(1)	$93,796	$—	$7,480	$12,866	$—	$—	$93,796	$—	$7,480	$12,866	$114,142	$(1,518)	In 1890	4/6/2007	(2)
Darien Lake Buffalo, New York	(1)	$60,993	$—	$21,967	$31,120	$—	$—	$60,993	$—	$21,967	$31,120	$114,080	$(4,648)	In 1955	4/6/2007	(2)
Frontier City Oklahoma City, Oklahoma	(1)	$7,265	$—	$7,518	$5,156	$—	$—	$7,265	$—	$7,518	$5,156	$19,939	$(699)	In 1958	4/6/2007	(2)
Wild Waves & Enchanted Village Seattle, Washington	(1)	$19,200	$—	$2,837	$15,405	$—	$—	$19,200	$—	$2,837	$15,405	$37,442	$(1,846)	In 1977	4/6/2007	(2)
Magic Springs & Crystal Falls Theme Park Hot Springs, Arkansas		$4,237	$8	$10,409	$6,338	$5,137	$—	$4,381	$8	$10,600	$11,140	$26,129	$(778)	In 1977	4/16/2007	(2)

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2007 (in thousands)

		Initial Costs				Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)								Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interest	Buildings	Equip- ment	Improve- ments	Carrying Costs	Land & Land Improve- ments	Leasehold Interest	Buildings	Equip- ment	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Manasquan River Club Brick Township, New Jersey		$8,031	$—	$439	$880	$—	$—	$8,031	$—	$439	$880	$9,350	$(113)	In 1970’s	6/8/2007	(2)
Crystal Point Marina Point Pleasant, New Jersey		$5,159	$—	$46	$659	$—	$—	$5,159	$—	$46	$659	$5,864	$(37)	In 1976	6/8/2007	(2)
Mountain High Resort Wrightwood, California		$14,272	$14,022	$7,571	$10,784	$568	$—	$14,281	$14,022	$7,599	$11,317	$47,219	$(2,283)	In 1930’s	6/29/2007	(2)
Holly Creek Marina Celina, Tennessee		$372	$5,257	$465	$949	$—	$—	$372	$5,257	$465	$949	$7,043	$(95)	In 1940’s	8/1/2007	(2)
Eagle Cove Marina Byrdstown, Tennessee		$1,114	$1,718	$1,692	$1,013	$—	$—	$1,114	$1,718	$1,692	$1,013	$5,537	$(98)	In 1940’s	8/1/2007	(2)
Sugarloaf Mountain Resort Carrabassett Valley, Maine		$15,408	$—	$5,658	$7,602	$—	$—	$15,408	$—	$5,658	$7,602	$28,668	$(737)	In 1962	8/7/2007	(2)
Sunday River Resort Newry, Maine		$32,698	$—	$12,256	$10,132	$—	$—	$32,698	$—	$12,256	$10,132	$55,086	$(1,191)	In 1959	8/7/2007	(2)
Great Lakes Marina Muskegon, Michigan		$6,633	$—	$3,079	$727	$—	$—	$6,633	$—	$3,079	$727	$10,439	$(108)	In 1981	8/20/2007	(2)
The Northstar Commercial Village Lake Tahoe, California		$2,354	$—	$33,932	$400	$750	$—	$2,354	$—	$34,682	$400	$37,436	$(229)	In 2005	11/15/2007	(2)
Arrowhead Country Club Glendale, Arizona		$6,358	$—	$9,501	$886	$—	$—	$6,358	$—	$9,501	$886	$16,745	$(98)	In 1980’s	11/30/2007	(2)
Ancala Country Club Scottsdale, Arizona		$6,878	$—	$5,953	$788	$—	$—	$6,878	$—	$5,953	$788	$13,619	$(90)	In 1996	11/30/2007	(2)
Tallgrass Country Club Witchita, Kansas		$2,273	$—	$2,586	$388	$—	$—	$2,273	$—	$2,586	$388	$5,247	$(30)	In 1982	11/30/2007	(2)
Deer Creek Golf Club Overland Park, Kansas		$4,914	$—	$3,353	$379	$—	$—	$4,914	$—	$3,353	$379	$8,646	$(57)	In 1989	11/30/2007	(2)
Arrowhead Golf Club Littleton, Colorad		$11,798	$—	$2,885	$579	$—	$—	$11,798	$—	$2,885	$579	$15,262	$(80)	In 1974	11/30/2007	(2)
Hunt Valley Golf Club Phoenix, Arizona		$16,115	$—	$5,627	$2,276	$—	$—	$16,115	$—	$5,627	$2,276	$24,018	$(114)	In 1970	11/30/2007	(2)
Meadowbrook Golf & Country Club Tulsa, Oklahoma		$8,311	$—	$1,935	$773	$—	$—	$8,311	$—	$1,935	$773	$11,019	$(74)	In 1957	11/30/2007	(2)
Stonecreek Golf Club Phoenix, Arizona		$9,903	$—	$2,915	$788	$—	$—	$9,903	$—	$2,915	$788	$13,606	$(71)	In 1990	11/30/2007	(2)
Painted Desert Golf Club Las Vegas, Nevada		$7,851	$—	$965	$366	$—	$—	$7,851	$—	$965	$366	$9,182	$(66)	In 1987	11/30/2007	(2)

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2007 (in thousands)

		Initial Costs				Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)								Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interest	Buildings	Equip- ment	Improve- ments	Carrying Costs	Land & Land Improve- ments	Leasehold Interest	Buildings	Equip- ment	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Mission Hills Country Club Northbrook, Illinios		$1,565	$—	$2,772	$312	$—	$—	$1,565	$—	$2,772	$312	$4,649	$(25)	In 1975	11/30/2007	(2)
Eagle Brook Country Club Geneva, Illinios		$8,385	$—	$6,621	$698	$—	$—	$8,385	$—	$6,621	$698	$15,704	$(87)	In 1992	11/30/2007	(2)
Majestic Oaks Golf Club Ham Lake, Minnesota		$11,371	$—	$694	$393	$—	$—	$11,371	$—	$694	$393	$12,458	$(83)	In 1972	11/30/2007	(2)
Ruffled Feathers Golf Club Lemont, Illinios		$8,109	$—	$4,747	$565	$—	$—	$8,109	$—	$4,747	$565	$13,421	$(75)	In 1992	11/30/2007	(2)
Tamarack Golf Club Naperville, Illinios		$5,544	$—	$1,589	$377	$—	$—	$5,544	$—	$1,589	$377	$7,510	$(48)	In 1988	11/30/2007	(2)
Continental Golf Course Scottsdale, Arizona		$5,276	$—	$789	$152	$—	$—	$5,276	$—	$789	$152	$6,217	$(21)	In 1979	11/30/2007	(2)
Desert Lakes Golf Club Bullhead City, Arizona		$1,856	$—	$125	$597	$—	$—	$1,856	$—	$125	$597	$2,578	$(36)	In 1989	11/30/2007	(2)
Tatum Ranch Golf Club Cave Creek, Arizona		$2,674	$—	$3,013	$490	$—	$—	$2,674	$—	$3,013	$490	$6,177	$(43)	In 1987	11/30/2007	(2)
Kokopelli Golf Club Gilbert, Arizona		$7,319	$—	$1,310	$475	$—	$—	$7,319	$—	$1,310	$475	$9,104	$(54)	In 1992	11/30/2007	(2)
Superstition Springs Golf Club Mesa, Arizona		$7,947	$—	$2,129	$592	$—	$—	$7,947	$—	$2,129	$592	$10,668	$(59)	In 1986	11/30/2007	(2)
Foothills Country Club Phoenix, Arizona		$5,493	$—	$3,515	$542	$—	$—	$5,493	$—	$3,515	$542	$9,550	$(60)	In 1987	11/30/2007	(2)
Legend at Arrowhead Golf Resort Glendale, Arizona		$8,067	$—	$1,621	$398	$—	$—	$8,067	$—	$1,621	$398	$10,086	$(52)	In 2001	11/30/2007	(2)
London Bridge Golf Club Lake Havasu, Arizona		$9,250	$—	$1,554	$597	$—	$—	$9,250	$—	$1,554	$597	$11,401	$(86)	In 1960’s	11/30/2007	(2)
Forest Park Golf Course St. Louis, Missouri		$7,699	$2,723	$2,753	$338	$—	$—	$7,699	$2,723	$2,753	$338	$13,513	$(38)	In 1900’s	12/31/2007	(2)
Micke Grove Golf Course Lodi, California		$3,258	$2,608	$766	$221	$—	$—	$3,258	$2,608	$766	$221	$6,853	$(18)	In 1990	12/31/2007	(2)
Mizner Court at Broken Sound Boca Raton, Floria		$37,309	$—	$65,513	$4,134	$—	$—	$37,309	$—	$65,513	$4,134	$106,956	$(162)	In 1987	12/31/2007	(2)

		$843,017	$122,906	$414,825	$264,187	$30,215	$—	$849,755	$122,906	$423,735	$278,754	$1,675,150	$(72,089)

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2007 (in thousands)

Transactions in real estate and accumulated depreciation as of 2007 are as follows:

Balance at January 1, 2004	$—	Balance at January 1, 2004	$—
2004 Acquisitions	—	2004 depreciation	—

Balance at December 31, 2004	—	Balance at December 31, 2004	—
2005 Acquisitions	20,970	2005 depreciation	17

Balance at December 31, 2005	20,970	Balance at December 31, 2005	17
2006 Acquisitions	452,261	2006 depreciation	8,322

Balance at December 31, 2006	473,231	Balance at December 31, 2006	8,339
2007 Acquisitions	1,201,919	2007 depreciation	63,750

Balance at December 31, 2007	$1,675,150	Balance at December 31, 2007	$72,089

FOOTNOTES:

(1)	The property is encumbered at December 31, 2007.

(2)	Buildings and improvements are depreciated over 39 years. Leasehold improvements and equipment are depreciation over their estimated useful lives.

(3)	The aggregate cost for federal income tax purposes is $1.7 billion.

CNL INCOME PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2007 (in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest
Plaza Partners, LLC (hotel conversion)(1)	19.0% annually	2/28/2007	Monthly interest only payments	n/a	$16,800	$18,527		$16,800

Shorefox Development, LLC (lifestyle community development)(2)	13.5% annually	3/10/2009	Monthly interest only payments	n/a	$40,000	$43,134		$—

Marinas International (four marina properties)(3)	10.25% annually	12/21/2021	Monthly interest only payments	n/a	$39,151	$41,404		$—

Booth Creek Resort Properties LLC (two ski properties & one parcel of land)(4)	15.0% Annually	1/19/2010	Monthly interest only payments	n/a	$12,000	$13,021		$—

Total					$107,951	$116,086	(5)	$16,800

FOOTNOTES:

(1)	Pursuant to the loan agreement dated February 28, 2006, the loan had an annual fixed interest rate of 15.0% with monthly interest payments of 8.75% and the remaining 6.25% becoming due and payable upon the loan’s maturity. On January 1, 2007, the borrower failed to meet certain requirements and the interest rate was raised to 19.0%, retroactively to inception of the loan, with the monthly interest payments remaining the same. On February 28, 2007, the loan matured, however, the borrower was unable to repay the loan.

(2)

The loan requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The term of the loan may be extended by the borrower up to 12 months. In January 2008, the borrower under this loan stopped making interest payments.

(3)	The notes require monthly interest only payments for the first three years based on an annual percentage rate of 9.0% and aggregate monthly principal and interest payments of $352,252 thereafter. The loans may be prepaid anytime after the fourth year. At maturity, in addition to the entire unpaid principal balance, accrued and unpaid interest, and any other sums due thereunder, Marinas International is expected to pay the holder of each loan an exit fee equal to the aggregate of monthly interest payments that would have been payable if the interest rate had been 10.25% rather than 9.0%.

(4)	The loans require monthly interest-only payments for the first three years based on an annual percentage rate of 9.0% and may be prepaid anytime after 60 days written notice from the borrower. At maturity, in addition to the entire unpaid principal balance, accrued and unpaid interest, and any other sums due thereunder, the borrower agreed to pay an exit fee equal to the aggregate of monthly interest payments that would have been payable if the interest rate had been 15.0% rather than 9.0%.

(5)	The aggregate cost for federal income tax purposes is $103.5 million.

	2007	2006
Balance at beginning of period	$106,356	$—
New mortgage loans	22,000	103,951
Collection of principal	—	(3,000)
Foreclosed and converted to real estate	(15,000)	—
Accrued and deferred interest	3,032	2,715
Acquisition fees allocated, net	(353)	2,982
Loan origination fees, net	51	(292)

	$116,086	$106,356

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2007 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2008 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the Commission when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibits

2.1	Purchase and Sale Agreement between Whistler Mountain Resort Limited Partnership and Intrawest Corporation as Sellers and US Canadian Trust Alpha as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.1 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.2	Purchase and Sale Agreement (Copper Mountain Commercial Properties) between the Sellers and CNL Village Retail Partnership, LP as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.2 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.3	Schedule of Omitted Purchase and Sale Agreements (Previously filed as Exhibit 2.3 to the Report on Form 8-K filed December 17, 2004, and incorporated herein by reference.)

2.4	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

3.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

4.1	Form of Redemption Plan (Previously filed as Exhibit 4.6 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

4.2	Form of Reinvestment Plan (Previously filed as Appendix A to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.1	Form of Escrow Agreement (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.2	Form of Advisory Agreement (Previously filed as Exhibit 10.2 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed March 31, 2006 and incorporated herein by reference.)

10.3	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004, Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004, Amy Sinelli dated June 14, 2005 and Joseph Johnson dated January 1, 2006 (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.4	Loan Agreement dated February 28, 2006 between Plaza Partners, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 6, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.5	Loan Agreement dated March 1, 2006 between GW-Citigroup and CNL Income GW Partnership, LLLP and Subsidiaries (Previously filed as Exhibit 10.2 to the Report on 8-K filed March 6, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.6	Purchase and Sale Agreement dated as of March 10, 2006 between Route 66 Real Estate L.L.C. and CNL Income Properties, Inc. (Previously filed as Exhibit 10.1 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.7	Mezzanine Loan Agreement dated October 14, 2005 between Mizner Court Holdings, L.P. and Column Financial, Inc. (Previously filed as Exhibit 10.2 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.8	Note Allonge dated March 10, 2006 between Mizner Court Holdings, L.P., Column Financial, Inc. and CNL Income Partners, LP. (Previously filed as Exhibit 10.3 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.9	Loan Agreement dated as of March 13, 2006 between Shorefox Development, LLC and CNL Income Partners, LP. (Previously filed as Exhibit 10.4 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.10	Promissory Note dated March 13, 2006 of Shorefox Development, LLC in favor of CNL Income Partners, LP. (Previously filed as Exhibit 10.5 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.11	Amendment One to the Mezzanine Loan Agreement dated October 14, 2005 between Mizner Court Holdings, L.P. and Column Financial, Inc. (Previously filed as Exhibit 10.6 to the Report on 8-K filed March 16, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.12	Sub-Permit and Lease Agreement dated as of May 26, 2006 by and between R&H US Canadian Cypress Limited in its capacity as the trustee of the Cypress Jersey Trust as Landlord and Cypress Bowl Recreations Limited Partnership as Tenant (Previously filed as Exhibit 10.1 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.13	Personal Property Sublease Agreement dated as of May 18, 2006 by and between CNL Personal Property TRS ULC as Lessor and Cypress Bowl Recreations Limited Partnership as Lessee (Previously filed as Exhibit 10.2 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.14	Asset Purchase Agreement dated as of January 20, 2006 between MWH Preservation Limited Partnership and CNL Income Properties, Inc. (Previously filed as Exhibit 10.40 to Post-Effective Amendment No. One to the Registration Statement on Form S-11(File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.15	Lease Agreement dated as of June 22, 2006 between CNL Income Bretton Woods, LLC and BW Resort Management Company, LLC (Previously filed as Exhibit 10.43 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.16	Personal Property Lease Agreement dated as of June 22, 2006 between CNL BW TRS Corp. and BW Resort Management Company, LLC. (Previously filed as Exhibit 10.44 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.17	Promissory Note dated June 22, 2006 of CNL Income Bretton Woods, LLC in favor of MWH Preservation Limited Partnership (Previously filed as Exhibit 10.45 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-128662) filed July 5, 2006 and incorporated herein by reference.)

10.18	Stock Purchase Agreement dated as of August 23, 2006 between Heritage Golf Group, LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.47 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.19	First Amendment to Stock Purchase Agreement dated as of August 30, 2006 amending the Stock Purchase Agreement dated as of August 23, 2006 between CNL Income Partners, L.P. and Heritage Golf Group, LLC (Previously filed as Exhibit 10.48 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.20	Second Amendment to Stock Purchase Agreement dated as of August 30, 2006 amending the Stock Purchase Agreement dated as of August 23, 2006 between CNL Income Partners, L.P. and Heritage Golf Group, LLC (Previously filed as Exhibit 10.49 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-128662) filed September 21, 2006 and incorporated herein by reference.)

10.21	Asset Purchase Agreement dated November 30, 2006 between Marinas-Kentucky, LLC, Crystal-Manasquan, LLC, Harborage Marina, LLC, Grand Lake Marina, Ltd., S.M.B.R. Operations, LLC, S.M.B.R. Realty, LLC, Pier 121 Service Company, Inc., 121 Marinas, Ltd., F&F Holdings I, Ltd., F&F Holdings II, Ltd., and CNL Income Partners, L.P (Previously filed as Exhibit 10.54 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.22	Asset Purchase Agreement dated as of December 1, 2006 among Trimont Land Company, Ski Lifts, Inc., DRE, L.L.C., Loon Mountain Recreation Corporation, Loon Realty Corp, Sierra-at-Tahoe, Inc., Booth Creek Resort Properties LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.23	Loan Agreement dated December 22, 2006 between Emeryville Marina, L.L.C., Scott’s Expansion #1, LTD, Pier 121 Service Company, Inc. and Scott’s Marinas at Lake Grapevine, LTD, Borrowers, and CNL Income Partners, LP, Inc., Lender LP (Previously filed as Exhibit 10.56 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.24	Asset Purchase Agreement dated as of January 10, 2007 between PARC 7F-Operations Corporation and CNL Income Properties, Inc. (Previously filed as Exhibit 10.58 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.25	Amendment to Asset Purchase Agreement dated as of January 9, 2007 among Trimont Land Company, Ski Lifts, Inc., DRE, L.L.C., Loon Mountain Recreation Corporation, Loon Realty Corp, Sierra-at-Tahoe, Inc., Booth Creek Resort Properties LLC, CNL Income Partners, LP and The Talon Group, Orlando Services Division, a division of First American Title Company (Previously filed as Exhibit 10.59 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.26	The Second Amended and Restated Loan Agreement dated February 9, 2007 between CNL Income Palmetto, LLC, et al., Borrowers, and Sun Life Assurance Company of Canada, Lender ((Previously filed as Exhibit 10.60 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.27	Deed of Trust, Security Agreement and Financing Statement dated February 9, 2007 executed by CNL Income Canyon Springs, LLC, Grantor, in favor of Sun Life Assurance Company of Canada, Beneficiary (Previously filed as Exhibit 10.61 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.28	Schedule of Omitted Documents (Previously filed as Exhibit 10.62 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.29	Loan Agreement dated March 23, 2007 by and among CNL Income Northstar, LLC, et al, Borrower, and CNL Income SKI II, LLC et al, Pledgor (Previously filed as Exhibit 10.63 to Post-Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007 and incorporated herein by reference.)

10.30	Sublease Agreement dated as of April 5, 2007 by and between CNL Income Enchanted Village, LLC, Landlord, and PARC Enchanted Parks, LLC, Tenant (Previously filed as Exhibit 10.64 to Post-Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007 and incorporated herein by reference.)

10.31	Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated November 19, 2007 among NGP Realty Sub, L.P., et al, Sellers, CNL Income Partners, LP, Buyer, Evergreen Alliance Golf Limited, L.P., approved Designee or Lessee of Buyer, and Premier Golf Management, Inc. (Previously filed as Exhibit 10.65 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)

10.32	Second Amendment to Purchase and Sale Agreement and Join Escrow Instructions dated December 14, 2007 among NGP Realty Sub, L.P., et al, Sellers, CNL Income Partners, LP, Buyer, Evergreen Alliance Golf Limited, L.P., approved Designee or Lessee of Buyer, and Premier Golf Management, Inc. (Previously filed as Exhibit 10.66 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Income Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer of CNL Income Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99.1	Securities Purchase Agreement dated as of January 10, 2007 among Six Flags Theme Parks, Inc., et al. and PARC 7F-Operations Corporation (Previously filed as Exhibit 99 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)