Form 10-Q
period 2008-03-31
CNL LIFESTYLE PROPERTIES INC
filed 2008-05-14
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number

000-51288

CNL Lifestyle Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-0183627
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number (including area code) (407) 650-1000

CNL Income Properties, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 6, 2008 was 203,573,609.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	March 31, 2008	December 31, 2007
ASSETS
Real estate investment properties under operating leases, net	$1,632,341	$1,603,061
Investments in unconsolidated entities	167,167	169,350
Mortgages and other notes receivable	116,157	116,086
Prepaid expenses and other assets	61,836	49,690
Intangibles, net	42,033	41,306
Cash	231,118	35,078
Deposits	7,545	11,575
Accounts and other receivables	5,713	9,793
Restricted cash	8,786	6,271

Total Assets	$2,272,696	$2,042,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$500,251	$355,620
Security deposits	40,447	38,753
Accounts payable and accrued expenses	14,921	18,318
Other liabilities	12,669	8,558
Due to affiliates	4,066	3,647

Total Liabilities	572,354	424,896

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 204,144 and 192,794 shares issued and 202,533 and 191,827 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	2,025	1,918
Capital in excess of par value	1,796,678	1,690,018
Accumulated earnings	72,491	60,810
Accumulated distributions	(168,973)	(139,062)
Accumulated other comprehensive income (loss)	(1,879)	3,630

	1,700,342	1,617,314

Total Liabilities and Stockholders’ Equity	$2,272,696	$2,042,210

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Rental income from operating leases	$47,960	$19,929
Interest income on mortgages and other notes receivable	1,286	3,079
Other operating income	—	1,019

Total revenue	49,246	24,027

Expenses:
Asset management fees to advisor	5,213	2,786
General and administrative	1,557	1,789
Ground lease and permit fees	2,068	1,198
Repairs and maintenance	333	60
Other operating expenses	943	1,064
Depreciation and amortization	23,043	10,145

Total expenses	33,157	17,042

Operating income	16,089	6,985

Other income (expense):
Interest and other income	1,467	2,114
Interest expense and loan cost amortization	(7,452)	(1,441)
Equity in earnings of unconsolidated entities	1,577	904

Total other income (expense)	(4,408)	1,577

Net income	$11,681	$8,562

Earnings per share of common stock (basic and diluted)	$0.06	$0.07

Weighted average number of shares of common stock outstanding (basic and diluted)	196,354	124,237

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

OTHER COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2008 and Year Ended December 31, 2007 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distribution	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	Par Value
Balance at December 31, 2006	113,731	$1,137	$997,826	$25,285	$(44,995)	$(1,747)	$977,506
Subscriptions received for common stock through public offering and reinvestment plan	76,590	766	754,473	—	—	—	755,239
Reclassification of rescindable common stock	2,169	22	21,666	—	—	—	21,688
Redemption of common stock	(663)	(7)	(6,237)	—	—	—	(6,244)
Stock issuance and offering costs	—	—	(77,710)	—	—	—	(77,710)
Net income	—	—	—	35,525	—	—	35,525	35,525
Distributions, declared and paid ($0.6000 per share)	—	—	—	—	(94,067)	—	(94,067)
Foreign currency translation adjustment	—	—	—	—	—	5,377	5,377	5,377

Total comprehensive income	—	—	—	—	—	—	—	$40,902

Balance at December 31, 2007	191,827	$1,918	$1,690,018	$60,810	$(139,062)	$3,630	$1,617,314
Subscriptions received for common stock through public offering and reinvestment plan	11,350	113	123,220	—	—	—	123,333
Redemption of common stock	(644)	(6)	(6,065)	—	—	—	(6,071)
Stock issuance and offering costs	—	—	(10,495)	—	—	—	(10,495)
Net income	—	—	—	11,681	—	—	11,681	11,681
Distributions, declared and paid ($0.1538 per share)	—	—	—	—	(29,911)	—	(29,911)
Foreign currency translation adjustment	—	—	—	—	—	(1,996)	(1,996)	(1,996)
Current period adjustment to recognize changes in value of cash flow hedges	—	—	—	—	—	(3,513)	(3,513)	(3,513)

Total comprehensive income	—	—	—	—	—	—	—	$6,172

Balance at March 31, 2008	202,533	$2,025	$1,796,678	$72,491	$(168,973)	$(1,879)	$1,700,342

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$35,922	$13,985

Investing activities:
Acquisition of properties	(45,310)	(215,005)
Investments in unconsolidated entities	—	(143)
Issuance of mortgage loans receivable	—	(12,000)
Deposits on real estate investments	4,730	(10,850)
Acquisition costs and fees paid	(7,799)	(6,415)
Increase in restricted cash	(2,515)	(5,571)

Net cash used in investing activities	(50,894)	(249,984)

Financing activities:
Subscriptions received from stockholders	123,333	164,196
Redemptions of common stock	(6,071)	(934)
Stock issuance costs	(10,607)	(17,946)
Proceeds from mortgage loans and other notes payables	141,902	136,146
Principal payments on mortgage loans	(3,212)	(265)
Principal payments on capital lease obligations	(21)	—
Net borrowings on line of credit	—	7,000
Payment of loan costs	(1,743)	(2,019)
Distributions to stockholders	(29,911)	(18,259)

Net cash provided by financing activities	213,670	267,919

Effect of exchange rate fluctuations on cash	(2,658)	251

Net increase in cash	196,040	32,171
Cash at beginning of period	35,078	296,163

Cash at end of period	$231,118	$328,334

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$897	$5,155

Allocation of acquisition fees to real estate investments	$1,262	$8,200

Allocation of acquisition fees to mortgages and other notes receivable	$—	$408

Assumption of capital leases in connection with property acquisitions	$190	$—

Capital projects	$5,047	$—

Supplemental disclosure of non-cash financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$187	$1,753

Assumption of loan in connection with property acquisitions	$5,942	$—

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Lifestyle Properties, Inc. (the “Company”), formerly known as CNL Income Properties, Inc., was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company invests in lifestyle properties in the United States and Canada that are primarily leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considers to be significant industry leaders. To a lesser extent, the Company also leases properties to taxable REIT subsidiary (“TRS”) tenants and engages independent third-party managers to operate those properties. The Company also makes or acquires loans (mortgage, mezzanine and other loans) and may invest up to 10% of its assets in businesses that provide services, or are otherwise ancillary, to the types of properties in which it is permitted to invest.

As of March 31, 2008, the Company owned 104 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions and Additional Lifestyle Properties. Ten of these 104 properties are owned through unconsolidated ventures and three are located in Canada. The Company also had nine loans outstanding as of March 31, 2008.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. Amounts as of December 31, 2007 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date, but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.

Derivative Instruments and Hedging Activities – The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of the gain or loss is reflected in interest expense in the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2008, the fair value of the hedge liabilities totaled approximately $3.5 million and has been included in other liabilities in the accompanying unaudited condensed consolidated balance sheet. During the quarter ended March 31, 2008, the Company’s hedges qualified as highly effective and, accordingly, all of the gain or loss is reflected in other comprehensive income (loss).

Use of Estimates – Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and analysis of real estate and loan impairment. Actual results could differ from those estimates.

Reclassifications – Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Recent Accounting Pronouncements – Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. In February 2008, the Financial Accounting Standards Board (the “FASB”) issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, the Company has partially adopted the provisions of FAS 157 with respect to its financial assets and liabilities only. The implementation of FAS 157 did not result in material changes to the models or processes used to value these assets. See Note 7, “Fair Value Measurements,” for additional information.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (an amendment to FASB No. 133), “Disclosures about Derivative and Hedging Activities” (“FAS 161”). This statement calls for all entities to enhance the disclosure requirements for derivative instruments and hedging activities to include (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, where it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The application of this pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of FAS 161 is not expected to have a significant impact on the Company’s financial position or results of operation.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements” (“FAS 160”). This statement calls for (i) all non-controlling interests to be recognized in the equity section of the consolidated balance sheets apart from the parent’s equity, (ii) requires the amount of consolidated net income attributable to the parent and to the non-controlling interests to be clearly identified and presented on the face of the consolidated statement of income and (iii) and requires that changes in a parent’s ownership interests while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The application of this pronouncement is effective for annual periods beginning after December 15, 2008 and is not expected to have a significant impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R (i) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed, (ii) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed and (iii) requires entities to disclose to investors and other users additional information they need to evaluate and understand the nature and financial effect of the business combination. Additionally, FAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. The application of this pronouncement is effective in fiscal years beginning on or after December 15, 2008. The adoption of FAS 141R will have a significant impact on the Company’s operating results because of the highly acquisitive nature of its business. In 2009, the Company expects to have an immediate reduction in its net income attributable to new acquisitions since acquisition costs and fees which have historically been capitalized and allocated to the cost basis of the properties will instead be expensed immediately as incurred. Post acquisition, the Company expects there to be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties as a result of acquisition costs and fees no longer being capitalized and depreciated.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement expands the use of FAS 157 and is effective for fiscal years beginning after November 15, 2007. The adoption of this pronouncement did not have a significant impact on the Company’s current practice or on its financial position or results of operations as the Company did not elect the fair value measurement option.

3.	Real Estate Investment Properties:

During the three months ended March 31, 2008, the Company acquired four golf properties for an aggregate purchase price of approximately $33.5 million including transaction costs. All the properties are leased on a long-term basis to third-party tenants.

The following summarizes the allocation of purchase price and transaction costs for the properties acquired during the quarter ended March 31, 2008 (in thousands):

Total Purchase Allocation
Land	$7,763
Land improvements	16,431
Leasehold interests	1,079
Buildings	5,709
Equipment	1,528
Intangibles	733
Other assets	278

Total	$33,521

The purchase price allocation above is preliminary. The final allocations of purchase price may include additional transaction costs and such other adjustments not yet determined, and are expected to be finalized by December 31, 2008.

As of March 31, 2008 and December 31, 2007, real estate investment properties under operating leases consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Land & land improvements	$877,793	$849,755
Leasehold interest	123,094	122,906
Buildings	439,089	423,735
Equipment	286,861	278,754
Less: accumulated depreciation	(94,496)	(72,089)

	$1,632,341	$1,603,061

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

4.	Intangible Assets:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2008 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Depreciation	Net Book Value
In place leases	19.2 years	$31,803	$1,649	$30,154
Trade name	42.5 years	10,796	346	10,450
Trade name	Indefinite	1,429	—	1,429

		$44,028	$1,995	$42,033

Amortization expense of approximately $472,000 and $280,000 was recorded for the three months ended March 31, 2008 and 2007, respectively.

5.	Investments in Unconsolidated Entities:

The following presents financial information for the Company’s unconsolidated entities for the three months ended March 31, 2008 and 2007 and as of March 31, 2008 and December 31, 2007 (in thousands):

Summarized Operating Data

	Three Months Ended March 31, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$9,362	$9,267	$4,175	$22,804
Property operating expenses	(8,083)	(193)	(1,695)	(9,971)
Depreciation & amortization expenses	(1,801)	(2,146)	(1,264)	(5,211)
Interest expense	(994)	(2,279)	(1,439)	(4,712)
Interest and other income	1	9	38	48

Net income (loss)	$(1,515)	$4,658	$(185)	$2,958

Income (loss) allocable to other venture partners (1)	$(459)	$2,178	$(577)	$1,142

Income (loss) allocable to the Company (1)	$(1,056)	$2,480	$392	$1,816
Amortization of capitalized costs	(57)	(124)	(58)	(239)

Equity in earnings (loss) of unconsolidated entities	$(1,113)	$2,356	$334	$1,577

Distributions declared to the Company	$—	$3,130	$1,146 (2)	$4,276

Distributions received by the Company	$—	$2,398	$1,531 (2)	$3,929

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

5.	Investments in Unconsolidated Entities (Continued):

Summarized Operating Data

	Three Months Ended March 31, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$9,263	$9,617	$3,951	$22,831
Property operating expenses	(8,230)	(185)	(1,834)	(10,249)
Depreciation & amortization expense	(1,742)	(2,209)	(1,316)	(5,267)
Interest expense	(994)	(2,295)	(1,394)	(4,683)
Interest and other income	40	5	44	89

Net income (loss)	$(1,663)	$4,933	(549)	2,721

Income (loss) allocable to other venture partners (1)	$(499)	$2,473	$(396)	$1,578

Income (loss) allocable to the Company (1)	$(1,164)	$2,460	$(153)	$1,143
Amortization of capitalized costs	(57)	(124)	(58)	(239)

Equity in earnings (loss) of unconsolidated entities	$(1,221)	$2,336	$(211)	$904

Distributions declared to the Company	$—	$3,095	$733 (2)	$3,828

Distributions received by the Company	$—	$2,269	$1,185 (2)	$3,454

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the hypothetical liquidation at book value (“HLBV”) method of accounting.
(2)	The Company receives interest payments from a mezzanine loan made to certain entities within the Intrawest Venture related to two Canadian properties in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities in the Company’s unaudited condensed consolidated financial statements.

Summarized Balance Sheet Data

	As of March 31, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture		Total
Real estate assets, net	$103,451	$246,420	$103,658		$453,529
Intangible assets, net	329	10,559	2,331		13,219
Other assets	7,091	7,789	9,982		24,862
Mortgages and other notes payable	63,000	150,546	69,115	(1)	282,661
Other liabilities	8,328	6,222	20,968		35,518
Partners’ capital	39,543	108,000	25,888		173,431

Difference between carrying amount of investment and the Company’s share of partners’ capital	2,406	8,338	3,676		14,420
Carrying amount of investment (1) (2)	29,960	97,375	39,832		167,167
Percentage of ownership at end of reporting period	69.7%	80.0%	80.0%

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

5.	Investments in Unconsolidated Entities (Continued):

Summarized Balance Sheet Data

	As of December 31, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture		Total
Real estate assets, net	$104,921	$248,103	$106,159		$459,183
Intangible assets, net	368	10,639	2,517		13,524
Other assets	6,730	6,322	10,502		23,554
Mortgages and other notes payable	63,000	151,263	81,621	(1)	295,884
Other liabilities	7,959	6,546	10,614		25,119
Partners’ capital	41,060	107,255	26,943		175,258

Difference between carrying amount of investment and the Company’s share of partners’ capital	2,395	7,703	5,096		15,194

Carrying amount of investment (1) (2)	31,006	97,390	40,954		169,350

Percentage of ownership at end of reporting period	69.7%	80.0%	80.0%

FOOTNOTES:

(1)	These amounts include a mezzanine loan made to the Intrawest Venture in connection with two Canadian properties.
(2)	These amounts include distributions receivable of approximately $3.9 million and $3.2 million as of March 31, 2008 and December 31, 2007, respectively.

6.	Mortgages and Other Notes Receivable:

As of March 31, 2008, the Company had the following notes outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity	Interest Rate	Loan Principal Amount	Accrued Interest
Plaza Partners, LLC (condominium conversion) (1)	2/28/2006	2/28/2007	19.0%	$16,800	$1,727
Shorefox Development, LLC (lifestyle community development) (2)	3/13/2006	3/10/2009	13.50%	40,000	2,384
Marinas International, Inc. (four marinas)	12/22/2006	12/22/2021	10.25%	39,151	918
Booth Creek Resort Properties LLC (two ski properties & one parcel of land)	1/18/2007	1/19/2010	15.0%	12,000	956

Total				107,951	$5,985

Accrued interest				5,985
Acquisition fees, net				2,418
Loan origination fees, net				(197)

Total carrying amount				$116,157

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

6.	Mortgages and Other Notes Receivable (Continued):

FOOTNOTES:

(1)	Pursuant to the loan agreement dated February 28, 2006, the loan had an annual fixed interest rate of 15.0% with monthly interest payments of 8.75% and the remaining 6.25% becoming due and payable upon the loan’s maturity. Following discussions with the borrower, the Company amended the loan agreement, extending certain deadlines until December 31, 2006. On January 1, 2007, the borrower failed to meet certain deadlines and the interest rate was raised to 19.0%, retroactively to inception of the loan, with the monthly interest payments remaining the same. The borrower remained current on its loan payments up until the maturity date, however, on February 28, 2007, the loan matured and the borrower was unable to repay the loan. The Company deemed the loan impaired and ceased its recording of interest upon the loan’s maturity. On June 15, 2007, the Company filed a complaint to foreclose on the collateral of the loan. These proceedings are still ongoing as of the date of this filing. The Company believes, based on a previously obtained appraisal and current market conditions, that the underlying value of the collateral exceeds the full principal amount of the loan and all accrued interest. As a result, a valuation allowance has not been established for this loan.
(2)

Pursuant to the loan agreement, the Company agreed to provide financing of up to $40.0 million in connection with the development of the infrastructure of an Orvis®-branded lifestyle community in Granby, Colorado. The loan matures on March 10, 2009 and requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The loan is collateralized by a first mortgage on the majority of the Granby property. In January 2008, the borrower advised the Company that it was having financial difficulties and would no longer be able to fund debt service on the loan. The loan was deemed impaired and the Company ceased recording interest on the loan. On April 2, 2008, the Company filed a complaint to foreclose on the collateral of the loan. The Company believes, based on recent appraisals, that the value of the underlying collateral exceeds the balance of principal as well as accrued and deferred interest and, therefore, has not established an allowance for loan losses for this loan.

7.	Fair Value Measurements:

The Company has financial instruments, including two derivative instruments in the form of interest rate swaps and two impaired loans that must be measured and disclosed under the new fair value standard FAS 157. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

•	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.

•

Level 2-Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•	Level 3-Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company’s derivative instruments are valued based on inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy described above. The fair value of such instruments was approximately $3.5 million at March 31, 2008 and is included in “Other liabilities” in the accompanying consolidated condensed balance sheet.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

7.	Fair Value Measurements (Continued):

Impaired loans are valued at the lower of cost or market value at the time the loan is identified as impaired. Market value is measured based on the value of the collateral securing these loans and is classified at a Level 2 in the fair value hierarchy. Collateral is generally real estate and/or business assets and its fair value is generally determined based on real estate appraisals or other independent evaluations by qualified professionals. Appraised and reported values may be discounted based on management’s historical knowledge and/or changes in market conditions from the time of valuation. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. As of March 31, 2008, the Company had two outstanding notes receivable that had been deemed impaired, however, based on the appraised values of the underlying collateral no valuation allowances have been established. See Note 6 for additional information.

In accordance with FAS 157, the following table shows the fair value of the Company’s financial assets and liabilities:

	Fair Value Measurements as of March 31, 2008
	Balance at March 31, 2008	Level 1	Level 2	Level 3
Assets:
Impaired notes receivable	$61,486		$61,486
Liabilities:
Derivative instruments	3,513		3,513

8.	Public Offerings, Stockholders’ Equity:

On April 4, 2006, the Company commenced a second offering for sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “2nd Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The 2nd Offering continued until April 4, 2008. The Company incurred costs in connection with the offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the offerings. As of March 31, 2008, the Company had cumulatively raised approximately $2.0 billion in proceeds and incurred stock issuance costs of approximately $219.6 million in connection with the offerings.

The 2nd Offering provided for five million shares of common stock initially designated for purchase through a reinvestment plan pursuant to which stockholders could elect to have the full amount of their cash distributions from the Company reinvested in additional shares of common stock at $9.50 per share. As of March 31, 2008, the Company had received subscriptions of approximately $79.6 million (8.4 million shares) through the reinvestment plan. On April 9, 2008, the Company commenced its third common stock offering (the “3rd Offering”). The offering price and other provisions of the 3rd Offering are substantially consistent with its first two common stock offerings. See Note 13, “Subsequent Events” for additional information related to the 3rd Offering.

Shares owned by the Advisor, the directors, or any of their affiliates are subject to certain voting restrictions. Neither the Advisor, nor the directors, nor any of their affiliates may vote or consent on matters submitted to the stockholders regarding the removal of the Advisor, directors, or any of their affiliates or any transactions between the Company and any of them.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

9.	Indebtedness:

On January 25, 2008, the Company entered into a $140.0 million loan collateralized by mortgages on 22 golf properties. The loan bears interest annually at a fixed rate of 6.09%, for a term of five years with monthly payments of principal and interest based on a 25-year amortization period. A balloon payment for the remaining principal and interest is due upon the loan’s maturity at the end of five years.

On March 26, 2008, the Company acquired three golf properties located in Virginia. In connection with the acquisition, the Company assumed a loan with an outstanding balance of approximately $5.9 million. The loan is collateralized by one golf property and bears interest annually at a fixed rate of 7.28%, has a remaining term of eight years with monthly payments of principal and interest based on a 25-year amortization period. A balloon payment for the remaining principal and interest is due upon the loan’s maturity at the end of eight years.

Total indebtedness of the Company consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Mortgages payable	$473,114	$326,782
Seller financing	27,137	28,838

Total	$500,251	$355,620

10.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with CNL Lifestyle Company, LLC, (the “Advisor”) formerly known as CNL Income Company, LLC, which is both a stockholder of the Company and its Advisor, and CNL Securities Corp. (the “Managing Dealer”), which is the managing dealer for the Company’s public offering. The Company’s chairman of the board indirectly owns a controlling interest in CNL Financial Group, the parent company of the Advisor. The Advisor and managing dealer receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management and sale of the Company’s assets.

For the three months ended March 31, 2008 and 2007, the Company incurred the following fees (in thousands):

	Three Months Ended March 31,
	2008	2007
Selling commissions	$6,770	$10,969
Marketing support fee & due diligence expense reimbursements	2,902	4,718

Total	$9,672	$15,687

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

10.	Related Party Arrangements (Continued):

The Managing Dealer is entitled to selling commissions of up to 7.0% of gross offering proceeds and marketing support fees of up to 3.0% of gross offering proceeds, in connection with the Company’s offerings as well as actual expenses incurred up to 0.10% of proceeds in connection with due diligence. A substantial portion of the selling commissions and marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker dealers.

For the three months ended March 31, 2008 and 2007, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Acquisition fees: (1)
Acquisition fees from offering proceeds	$3,157	$4,964
Acquisition fees from debt proceeds	4,378	4,085

Total	7,535	9,049

Asset management fees: (2)	5,213	2,786

Reimbursable expenses: (3)
Offering costs	823	1,003
Acquisition costs	142	691
Operating expenses	647	379

Total	1,612	2,073

Total fees earned and reimbursable expenses	$14,360	$13,908

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	Asset management fees are equal to 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the three months ended March 31, 2008, operating expenses did not exceed the expense cap.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

10.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	March 31, 2008	December 31, 2007
Due to the Advisor and its affiliates:
Offering expenses	$187	$767
Asset management fees	1,744	1,588
Operating expenses	153	352
Acquisition fees and expenses	898	544

Total	$2,982	$3,251

Due to Managing Dealer:
Selling commissions	$759	$277
Marketing support fees and due diligence expense reimbursements	325	119

Total	$1,084	$396

Total due to affiliates	$4,066	$3,647

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits of approximately $6.5 million and $1.9 million as of March 31, 2008 and December 31, 2007, respectively.

11.	Redemption of Shares:

During the quarter ended March 31, 2008, the Company redeemed approximately 644,000 shares of common stock at an average price of approximately $9.43 per share for a total of approximately $6.1 million. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event will the redemption price be greater than the price of shares sold to the public in any offering. These shares are considered retired and will not be reissued.

12.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income. The Company intends to make regular distributions, and the board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. For the quarter ended March 31, 2008, the Company declared and paid distributions of approximately $29.9 million ($0.1538 per share).

For the quarters ended March 31, 2008 and 2007, approximately 50.7% and 78.2% of the distributions paid to the stockholders were considered ordinary income and approximately 49.3% and 21.8% were considered a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

13.	Commitments & Contingencies:

The Company has commitments under ground leases, concession holds and land permits. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $2.1 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively, and have been reflected as ground lease, concession holds and permit fees with a corresponding increase in rental income from operating leases in the accompanying unaudited condensed consolidated statements of operations.

The Company has commitments to fund equipment replacements and other capital improvement projects for its properties. The Company expects to make approximately $39.5 million of such capital expenditures during the year ending December 31, 2008.

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

14.	Subsequent Events:

The Company’s board of directors declared distributions of $0.05125 per share to stockholders of record at the close of business on April 1, 2008 and May 1, 2008. These distributions are to be paid by June 30, 2008.

In anticipation of the end of the Company’s 2nd Offering, on March 28, 2008, the Company filed a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “3rd Offering”). On April 4, 2008, the 2nd Offering was terminated and on April 9, 2008, the registration statement for the 3rd Offering was declared effective and the Company began selling shares of common stock under this new offering. A total of $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) including up to $47.5 million in shares of common stock (5 million shares of common stock at $9.50 per share available for sale under the terms of the Company’s distribution reinvestment plan) are available for sale under the 3rd Offering. In connection with the 3rd Offering, CNL Securities Corp., the Managing Dealer of the Company’s public offerings, will receive selling commissions of up to 7.0% of gross offering proceeds on all shares sold, a marketing support fee of up to 3.0% of gross proceeds, and reimbursement of actual expenses incurred up to 0.10% of proceeds in connection with due diligence of the offerings. A substantial portion of the selling commissions and marketing support fees are reallocated to third-party participating broker dealers. In addition, the Advisor will receive acquisition fees of 3.0% of gross proceeds for services in the selection, purchase, development or construction of real property or equity investments and 3.0% of loan proceeds for services in connection with the incurrence of debt.

On October 29, 2007, the Company entered into an asset purchase agreement with American Golf Corporation and certain of its affiliates and on November 30, 2007 the Company entered into an equity purchase agreement with Nevada Links, Inc., a company not affiliated with American Golf Corporation. Through these agreements, the Company acquired a portfolio of 28 U.S. golf courses, consisting of 22 fee properties and six leasehold interests, in 11 states for an aggregate purchase price of approximately $306.6 million. As of March 31, 2008, the Company acquired 25 golf courses consisted of 22 fee properties and three leasehold interests. On April 17, 2008, the remaining three leasehold interests were acquired for approximately $37.4 million, excluding transaction costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007. Amounts as of December 31, 2007 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the consolidated financial statements, notes and management’s discussion and analysis thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: conditions affecting the CNL brand name, increased direct competition, changes in general economic conditions or a nation-wide recession, changes in government regulations or accounting rules, changes in local and national real estate conditions, our ability to obtain additional lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our mortgage loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

GENERAL

CNL Lifestyle Properties, Inc., formerly known as CNL Income Properties, Inc., was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States and Canada that we lease on a long-term basis (generally between five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We also make and acquire loans (including mortgage, mezzanine and other loans) or other Permitted Investments related to interests in real estate. We have retained CNL Lifestyle Company, LLC (our “Advisor”), formerly known as CNL Income Company, LLC, as our Advisor to provide management, acquisition, advisory and administrative services.

As of March 31, 2008, we owned 104 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions and Additional Lifestyle Properties. Ten of these 104 properties are owned through unconsolidated ventures and three are located in Canada. Also, as of March 31, 2008, we have nine loans outstanding.

We currently operate and have elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2004. As a REIT we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 90% of our taxable income to our stockholders and meet other compliance requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our net income and cash flows. However, we believe that we are organized and have operated in a manner to qualify for treatment as a REIT beginning with the year ended December 31, 2004. In addition, we intend to continue to be organized and to operate so as to remain qualified as a REIT for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other Permitted Investments and the payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans will be generated from operations and our investments. The sources of our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, from interest payments on the loans we make and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could significantly decrease our ability to pay distributions to our stockholders. We have also entered into a revolving line of credit with a capacity of $100.0 million, which will be used to bridge short-term liquidity needs that arise due to timing of cash receipts and payments.

We intend to continue to acquire properties and make loans and other Permitted Investments with proceeds from our public offerings and long-term debt financing. If sufficient capital is not raised, it would limit our ability to acquire additional properties or make loans and Permitted Investments. A failure to raise necessary capital could impact our ability to pay distributions to our shareholders unless we choose to borrow to do so.

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to continue to be generated from properties, loans and other Permitted Investments to cover such distributions. In the event that our properties do not perform as expected or that we are unable to acquire properties at the pace expected, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long term. Our ability to acquire properties is in part dependent upon our ability to locate and contract with suitable third-party tenants. The inability to locate suitable tenants may delay our ability to acquire certain properties. Not only are we experiencing increased competition in our targeted asset classes, we are also challenged due to the complex and expensive structures we must use to acquire properties due to the tax, accounting and legal requirements of being a REIT. Delays in acquiring properties or making loans with the capital raised from our common stock offerings adversely affect our ability to pay distributions to our existing stockholders.

We believe that our current and anticipated capital resources, including cash on hand and the availability of funds from our line of credit and from other potential borrowings are sufficient to meet our liquidity needs for the coming year.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of March 31, 2008 we had received approximately $2.0 billion (204.0 million shares) in total offering proceeds. The following table summarizes our public offerings as of March 31, 2008 (in thousands):

	1st Offering		2nd Offering		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Subscriptions received	51,247	$512,540	144,378	$1,439,972	195,625	$1,952,512
Subscriptions received pursuant to reinvestment plan	862	8,188	7,520	71,440	8,382	79,628
Redemptions	(1,270)	(12,002)	(341)	(3,200)	(1,611)	(15,202)

Total	50,839	$508,726	151,557	$1,508,212	202,396	$2,016,938

Number of investors	17,505		47,864		65,369

In addition to the shares sold through our public offerings, our Advisor purchased 20,000 shares for $200,000 preceding the commencement of our 1st Offering. In December 2004, 117,706 restricted common shares for $1.2 million were issued to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly-owned indirectly by our chairman of the board and his wife.

During the period April 1, 2008 through May 6, 2008, we received additional subscription proceeds of approximately $10.4 million (1.0 million shares).

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

As of March 31, 2008 our indebtedness consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Mortgages payable	$473,114	$326,782
Seller financing	27,137	28,838

Total	$500,251	$355,620

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $35.9 million for the three months ended March 31, 2008 which consisted primarily of rental revenues, interest income on mortgages and other notes receivable, interest earned on uninvested offering proceeds, the receipt of distributions from our unconsolidated entities and $1.7 million in security deposits from our third-party tenants, offset by payments made for operating expenses (including asset management fees to our Advisor), as compared to the net cash flow from operating activities of approximately $14.0 million for the three months ended March 31, 2007. The fluctuation in operating cash flow is principally due to the increase of our total assets under management and the related revenues and cash flows generated from these investments.

Distributions from Unconsolidated Entities

As of March 31, 2008, we had investments in ten properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities. For the three months ended March 31, 2008 and 2007, distributions of approximately $4.3 million and $3.8 million, respectively, were declared to us from these entities. These distributions are generally received within 45 days after each quarter end. Distributions receivable from our unconsolidated entities as of March 31, 2008 and December 31, 2007 were approximately $3.9 million and $3.2 million, respectively.

The following table summarizes the change in distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership(1)	DMC Partnership	Intrawest Venture	Total
Three months ended March 31, 2008	$—	$3,130	$1,146	$4,276
Three months ended March 31, 2007	—	3,095	733	3,828

Increase	$—	$35	$413	$448

FOOTNOTES:

(1)	The Wolf Partnership has been adversely affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater than expected competitive pressures, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We expect that cash flows will continue to be affected by these economic and competitive pressures and do not expect to receive any distributions in the near term. We are working with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term at both of these locations.

Uses of Liquidity and Capital Resources

Property Acquisitions and Investments in Unconsolidated Entities

During the three months ended March 31, 2008, we acquired four golf properties for an aggregate purchase price of approximately $33.5 million including transaction costs. We acquired additional four properties subsequent to March 31, 2008 and have committed to fund equipment replacements and other capital improvements for certain existing properties. We also have potential obligations to pay additional contingent purchase consideration related to some of the properties we acquired if those properties achieve certain performance thresholds. See “Events Occurring Subsequent to March 31, 2008” and “Commitments, Contingencies and Contractual Obligations” for additional information.

Mortgages and Other Notes Receivable

As of March 31, 2008, the Company had the following loans outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity date	Interest Rate	Loan Principal Amount	Accrued Interest
Plaza Partners, LLC (1) (condominium conversion)	2/28/2006	2/28/2007	19.0%	$16,800	$1,727

Shorefox Development, LLC (lifestyle community development) (2)	3/13/2006	3/10/2009	13.50%	40,000	2,384

Marinas International, Inc. (four marinas)	12/22/2006	12/22/2021	10.25%	39,151	918

Booth Creek Resort Properties LLC (two ski properties & one parcel of land)	1/18/2007	1/19/2010	15.0%	12,000	956

Total				107,951	$5,985

Accrued interest				5,985

Acquisition fees, net				2,418

Loan origination fees, net				(197)

Total carrying amount				$116,157

FOOTNOTES:

(1)	Pursuant to the loan agreement dated February 28, 2006, the loan had an annual fixed interest rate of 15.0% with monthly interest payments of 8.75% and the remaining 6.25% becoming due and payable upon the loan’s maturity. Following discussions with the borrower, we amended the loan agreement, extending certain deadlines until December 31, 2006. On January 1, 2007, the borrower failed to meet certain deadlines and the interest rate was raised to 19.0%, retroactively to inception of the loan, with the monthly interest payments remaining the same. The borrower remained current on its loan payments up until the maturity date, however, on February 28, 2007, the loan matured and the borrower was unable to repay the loan. We deemed the loan impaired and ceased our recording of interest upon the loan’s maturity. On June 15, 2007, we filed a complaint to foreclose on the collateral of the loan. These proceedings are still ongoing as of the date of this filing. Management believes, based on a previously obtained appraisal and current market conditions, that the underlying value of the collateral exceeds the full principal amount of the loan and all accrued interest. As a result, a valuation allowance has not been established for this loan.
(2)

Pursuant to the loan agreement, we agreed to provide financing of up to $40.0 million in connection with the development of the infrastructure of an Orvis®-branded lifestyle community in Granby, Colorado. The loan matures on March 10, 2009 and requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The term of the loan may be extended by the borrower up to 12 months. The loan is collateralized by a first mortgage on the majority of the Granby property. In January 2008, the borrower advised us that they were having financial difficulties and would no longer be able to fund debt service on the loan. The loan was deemed impaired and we ceased recording interest on the loan. On April 2, 2008, we filed a complaint to foreclose on the collateral of the loan. Management believes, based on recent appraisals, that the value of the underlying collateral exceeds the balance of principal as well as accrued and deferred interest and, therefore, has not established an allowance for loan losses for this loan.

We will continue to monitor the value of the collateral for these loans and evaluate our alternatives during the remainder of 2008. In the event additional information indicates changes in the underlying value of the collateral, we may record an allowance for loan losses.

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

The distributions declared and paid during the three months ended March 31, 2008 and 2007 were $29.9 million and $18.3 million, respectively, and exceeded net income for the three months ended March 31, 2008 and 2007 by approximately $18.2 million and $9.7 million, respectively. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the three months ended March 31, 2008 and 2007, approximately 60.9% and 53.1%, of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 49.3% and 21.8% of the distributions for the three months ended March 31, 2008 and 2007, respectively, constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

The following table compares cash flows provided by operations to cash distributions declared (in thousands):

	Three Months Ended March 31,
	2008	2007
Cash flows provided by operations	$35,922	$13,985
Distributions declared	29,911	18,259

Excess (deficiency)	$6,011	$(4,274)

For the three months ended March 31, 2007, the deficiency was temporarily funded with an advance under our revolving line of credit.

Common Stock Redemptions

For the quarter ended March 31, 2008 approximately 644,000 shares were redeemed at approximately $6.1 million for an average price per share of $9.43. These shares are considered retired and will not be reissued.

Stock Issuance Costs and Other Related Party Arrangements

Certain of our directors and officers hold similar positions with CNL Lifestyle Company, LLC, formerly known as CNL Income Company, LLC., which is both a stockholder and our Advisor, and CNL Securities Corp. (our “Managing Dealer”)which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, the parent company of our Advisor. These entities receive fees and expense reimbursements in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $24.0 million and $29.6 million, for the three months ended March 31, 2008 and 2007, respectively. Of these amounts, approximately $4.1 million and $3.6 million are included in the due to related parties in the accompanying condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.

Additionally, pursuant to the advisory agreement, we will not reimburse our Advisor any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). For the three months ended March 31, 2008, operating expense did not exceed the Expense Cap.

We maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits of approximately $6.5 million and $1.9 million as of March 31, 2008 and December 31, 2007, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Derivative Instruments and Hedging Activities – We utilize derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with our variable-rate debt. We follow established risk management policies and procedures in our use of derivatives and do not enter into or hold derivatives for trading or speculative purposes. We record all derivative instruments on the balance sheet at fair value. On the date we enter into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of the gain or loss is reflected in interest expense in the accompanying unaudited condensed consolidated statement of operations. As of March 31, 2008, the fair value of the hedge liabilities totaled approximately $3.5 million. During the quarter ended March 31, 2008, our hedges qualified as highly effective and, accordingly, all of the gain or loss is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could in turn impact our results of operations.

See our Form 10-K for the year ended December 31, 2007 for a summary of our other Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”
(“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. In February 2008, the Financial Accounting Standards Board (the “FASB”) issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, we partially adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. The implementation of FAS 157 did not result in material changes to the methods or processes we use to value these assets.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement expands the use of FAS 157 and is effective for fiscal years beginning after November 15, 2007. The adoption of this pronouncement did not have a significant impact on our current practice or on our financial position or results of operations as we did not elect the fair value measurement option.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements” (FAS 160). This statement calls for (i) all non-controlling interests to be recognized in the equity section of the consolidated balance sheets apart from the parent’s equity, (ii) requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income and (iii) requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The application of this pronouncement is effective for annual periods beginning after December 15, 2008 and is not expected to have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R (i) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed, (ii) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed and (iii) requires entities to disclose to investors and other users additional information they need to evaluate and understand the nature and financial effect of the business combination. Additionally, FAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. The application of this pronouncement is effective in fiscal year beginning on or after December 15, 2008. The adoption of FAS 141R will have a significant impact on our operating results because of the highly acquisitive nature of our business. In 2009, we expect to have an immediate reduction in our net income attributable to new acquisitions since acquisition costs and fees which have historically been capitalized and allocated to the cost basis of the properties will instead be expensed immediately as incurred. Post acquisition, we expect there to be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties as a result of acquisition costs and fees no longer being capitalized and depreciated.

In March 2008, the FASB issued statement of Financial Accounting Standards No. 161 (an amendment to FASB No. 133), “Disclosures about Derivative and Hedging Activities” (“FAS 161”). This statement calls for all entities to enhance the disclosure requirements for derivative instruments and hedging activities to include (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, where it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The application of this pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. We currently record our hedge on our balance sheets at fair value with changes in fair value recorded in other comprehensive income (loss). As such, the adoption of FAS 161 is not expected to have a significant impact on our financial position or results of operation.

[Intentionally left blank]

RESULTS OF OPERATIONS

The following table summarizes our operations for the three months ended March 31, 2008 as compared to March 31, 2007 (in thousands except per share data):

	Three Months Ended
	March 31,
	2008	2007	$ Change	% Change
Revenues:
Rental income from operating leases	$47,960	$19,929	$28,031	140.7%
Interest income on mortgages and other notes receivable	1,286	3,079	(1,793)	-58.2%
Other operating income	—	1,019	(1,019)	-100.0%

Total revenue	49,246	24,027	25,219	105.0%

Expenses:
Asset management fees to advisor	5,213	2,786	2,427	87.1%
General and administrative	1,557	1,789	(232)	-13.0%
Ground lease and permit fees	2,068	1,198	870	72.6%
Repairs and maintenance	333	60	273	455.0%
Other operating expenses	943	1,064	(121)	-11.4%
Depreciation and amortization	23,043	10,145	12,898	127.1%

Total expenses	33,157	17,042	16,115	94.6%

Operating income	16,089	6,985	9,104	130.3%

Other income (expense):
Interest and other income	1,467	2,114	(647)	-30.6%
Interest expense and loan cost amortization	(7,452)	(1,441)	(6,011)	417.1%
Equity in earnings of unconsolidated entities	1,577	904	673	74.4%

Total other income (expense)	(4,408)	1,577	(5,985)	-379.5%

Net income	$11,681	$8,562	$3,119	36.4%

Earnings per share of common stock (basic and diluted)	$0.06	$0.07	$(0.01)	-13.7%

Weighted average number of shares of common stock outstanding (basic and diluted)	196,354	124,237

Rental income from operating leases. The significant increase in rental income for the three months ended March 31, 2008 as compared to March 31, 2007 was principally due to the acquisition of 46 properties between April 1, 2007 and March 31, 2008. The following analysis quantifies the total rental income generated from our properties based on the period in which the properties were acquired and leased, and the increases in rental income attributable to those properties on a comparative basis, period to period:

Properties Subject to Operating Leases	Number of Properties	Total Rental Income (in thousands) for the Three Months Ended March 31,		Percentage of Total 2008 Rental Income	Percentage of Total 2007 Rental Income	Percentage of Total Increase in Rental Income
		2008	2007
Acquired prior to January 1, 2007	42	$13,574	$13,253	28.3%	66.5%	1.2%
Acquired during the three months ended March 31, 2007	6	9,291	6,676	19.4%	33.5%	9.9%
Acquired after March 31, 2007	46	25,095	—	52.3%	—	88.9%

Total	94	$47,960	$19,929	100.0%	100.0%	100.0%

Approximately 28.3 % of total rental income for the three months ended March 31, 2008, or 1.2% of the increase in rental income was related to properties that were acquired prior to January 1, 2007. Six of our properties were acquired during the period ended March 31, 2007, which generated approximately $9.3 million and $6.7 million, or 19.4% and 33.5% of total rental income, respectively, during the periods ended March 31, 2008 and 2007 and represents 9.9% of the total increase in rental income. Approximately 52.3% of total rental income for the three months March 31, 2008 was derived from properties that were newly acquired from April 1, 2007 to March 31, 2008, which accounted for 88.9% of the total increase in rental income.

Interest income on mortgages and other notes receivable. Between September 2005 and March 31, 2008, we made 11 loans to third-party borrowers, which resulted in interest income of approximately $1.3 million and $3.1 million for the three months ended March 31, 2008 and 2007, respectively. On August 14, 2006, one of the loans was repaid in full and on July 9, 2007, one loan was deemed impaired and we subsequently received title to the collateralized property in exchange for the forgiveness of our note receivable and the assumption of senior debt which was refinanced. In addition, as of March 31, 2008, we were no longer recording interest income on two additional loans due to borrowers’ financial difficulties and would no longer be able to fund debt services. We believe the value of the underlying collateral for both of these loans exceeds the balance of principal and accrued interest, therefore, an allowance for loan loss has not been established.

Other operating income and expense. During the three months ended March 31, 2008, other operating expense was composed primarily of the operations in connection with the acquisition of Mizner property. During the same period in 2007, other operating income and expenses was composed primarily of the operations in connection with the acquisition of Cowboys Golf Club which was operated through a TRS under a management agreement. On January 1, 2008, the management agreement was terminated and simultaneously entered into a long-term, triple-net lease agreement.

Asset management fees to Advisor. Asset management fees of 0.08334% of invested assets are paid to the Advisor for the acquisition of real estate assets and making loans. For the three months ended March 31, 2008 and 2007 asset management fees to our Advisor were approximately $5.2 million and $2.8 million, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans.

General and administrative. General and administrative expenses were approximately $1.6 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively. The decrease is primarily due to the reduction in the dead deals write-offs partially offset by increases in legal and accounting expenses.

Ground leases and permits. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of the triple-net leases with those tenants. These expenses have corresponding revenues included in rental income above. For the three months ended March 31, 2008 and 2007, ground lease payments, concession holds and land permit fees were approximately $2.1 million and $1.2 million, respectively. The increase is attributable to the growth of our property portfolio. As of March 31, 2008, we owned 104 properties of which 30 properties are subject to ground leases or permits.

Repairs and Maintenance. Repairs and maintenance expense was approximately $333,000 and $60,000 for the three months ended March 31, 2008 and 2007, respectively. The increase is primarily due to repairs and maintenance on new properties acquired from April 1, 2007 to March 31, 2008. These are expenditures from capital reserve accounts for replacements, repairs and maintenance at our properties, such as periodic repainting of buildings, which do not substantially enhance the properties or increase the estimated useful lives and therefore cannot be capitalized.

Depreciation and amortization. Depreciation and amortization expenses were approximately $23.0 million and $10.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase is primarily due to the acquisition of additional real estate properties from 2007 to 2008.

Interest and other income. The decrease in interest income is a result of lower average balance on our money market accounts where we temporarily held uninvested offering proceeds prior to using them to acquire real estate as well as reduced yield we have been able to obtain on these funds during 2008 as compared to 2007 which is a direct result of a reduction in year-over-year interest rates.

Interest expense and loan cost amortization. The increase in interest expense for the three months ended March 31, 2008 as compared to March 31, 2007 is attributable to the increase in notes and mortgages payable as a result of acquisitions of properties. As of March 31, 2008, we had loan obligations totaling $500.3 million with a weighted average fixed interest rate of 6.34%.

Equity in earnings. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	For the Three Months Ended March 31,
	2008	2007	$ Change	% Change
Wolf Partnership	$(1,113)	$(1,221)	$108	8.8%
DMC Partnership	2,356	2,336	20	0.9%
Intrawest Venture	334	(211)	545	258.3%

Total	$1,577	$904	$673	74.4%

Equity in earnings is recognized using the HLBV method of accounting which means we recognize income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Equity in earnings increased by approximately $673,000 for the three months ended March 31, 2008 as compared to the same period in 2007, primarily due to an increase in the income we were allocated by the Intrawest Venture of approximately $545,000. This improvement was a result of improved performance of the underlying properties at this venture.

The HLBV method of recognizing earnings and losses from the unconsolidated entities is not expected to have an impact on the distributions we receive, however, it will likely result in reductions or fluctuations in our net income, earnings per share, funds from operations (“FFO”) and FFO per share. For the three months ended March 31, 2008 and 2007, we received cash distributions of approximately $3.9 million and $3.5 million, respectively, from our unconsolidated entities.

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

OTHER

Funds from Operations

We consider FFO to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the National Association of Real Estate Investment Trust (“NAREIT”) and as used herein, means net income determined in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. We believe that by excluding the effect of depreciation and amortization, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies.

Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying condensed consolidated financial statements and notes thereto.

Reconciliation of net income to FFO for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$11,681	$8,562
Adjustments:
Depreciation and amortization	23,043	10,071
Net effect of FFO adjustment from unconsolidated entities (1)	3,504	3,997

Total funds from operations	$38,228	$22,630

Weighted average number of shares of common stock outstanding (basic and diluted)	196,354	124,237

FFO per share (basic and diluted)	$0.19	$0.18

FOOTNOTES:

(1)	Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.

OFF BALANCE SHEET ARRANGEMENTS

See our Form 10-K for the year ended December 31, 2007 for a summary of our Off Balance Sheet Arrangements.

EVENTS OCCURRING SUBSEQUENT TO MARCH 31, 2008

On October 29, 2007, we entered into an asset purchase agreement with American Golf Corporation and certain of its affiliates and on November 30, 2007 we entered into an equity purchase agreement with Nevada Links, Inc., a company not affiliated with American Golf Corporation. Through these agreements, we acquired a portfolio of 28 U.S. golf courses, consisting of 22 fee properties and six leasehold interests, in 11 states for an aggregate purchase price of approximately $306.6 million. As of March 31, 2008, we acquired 25 golf courses consisted of 22 fee properties and three leasehold interests. On April 17, 2008, the remaining three leasehold interests were acquired for approximately $37.4 million, excluding transaction costs.

In anticipation of the end of our 2nd Offering, on March 28, 2008, we filed a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “3rd Offering”). On April 4, 2008, the 2nd Offering was terminated and on April 9, 2008, the registration statement for the 3rd Offering was declared effective and we began selling shares of common stock under this new offering. A total of $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) including up to $47.5 million in shares of common stock (5 million shares of common stock at $9.50 per share available for sale under the terms of the Company’s distribution reinvestment plan) are available for sale under the 3rd Offering. In connection with the 3rd Offering, CNL Securities Corp., the managing dealer of our public offerings, will receive selling commissions of up to 7.0% of gross offering proceeds on all shares sold, a marketing support fee of up to 3.0% of gross proceeds, and reimbursement of actual expenses incurred up to 0.10% of proceeds in connection with due diligence of the offerings. A substantial portion of the selling commissions and marketing support fees are reallocated to third-party participating broker dealers. In addition, our Advisor, CNL Lifestyle Company, LLC, will receive acquisition fees of 3.0% of gross proceeds for services in the selection, purchase, development or construction of real property or equity investments and 3.0% of loan proceeds for services in connection with the incurrence of debt.

Our board of directors declared distributions of $0.05125 per share to stockholders of record at the close of business on April 1, 2008 and May 1, 2008. These distributions are to be paid by June 30, 2008.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of March 31, 2008:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$39,251	$91,937	$202,722	$358,749	$692,659
Obligations under capital leases	1,514	1,269	20	—	2,803
Obligations under operating leases (2)	8,032	15,815	15,565	148,891	188,303

Total	$48,797	$109,021	$218,307	$507,640	$883,765

FOOTNOTES:

(1)	These amounts represent third-party or seller financing obtained in connection with the acquisition of properties.
(2)	These amounts represent obligations under ground leases, concession holds and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration	$—	$23,650	$—	$—	$23,650
Capital improvements	39,548	29,078	3,500	—	72,126
Pending investments	37,388	—	—	—	37,388

Total	$76,936	$52,728	$3,500	$—	$133,164

[Intentionally left blank]

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities								Total	Fair Value
	2008	2009	2010		2011	2012	Thereafter
Fixed rate debt	$5,946	$10,419	$17,116		$11,184	$11,789	$352,896		$409,350	$403,616	(1)
Weighted average interest rates of maturities	6.20%	6.58%	6.32%		6.59%	6.57%	6.32%		6.34%	—
Variable rate debt	—	—	5,488		—	—	85,413	(3)	90,901	90,901
Average interest rate	—	—	LIBOR + 2	%(2)	—	—	LIBOR + Spread	(2)	—	—

Total debt	$5,946	$10,419	$22,604		$11,184	$11,789	$438,309		$500,251	$494,517

FOOTNOTES:

(1)	The fair value of our fixed rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2008.
(2)	The 30-day LIBOR rate was approximately 2.7% at March 31, 2008.
(3)	On January 2, 2008, we entered into two interest rate swaps to hedge the variable interest rate on the Mizner mortgage loan of approximately $85.4 million. The instruments which were designated as a cash flow hedges of interest payments from their inception, swap the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year and on the next $16.7 million to a blended fixed rate of 5.805% for the term of the loan (of which 1.25% is deferred until maturity.) The remaining $11.4 million will bear interest at 30-day LIBOR (approximately 2.7% at March 31, 2008) plus 0.25%. The fair value of these contracts has been recorded as a liability of $3.5 million.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $28,000 for the three months ended March 31, 2008. This sensitivity analysis contains certain simplifying assumptions, and therefore, although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

Use of Proceeds

As of March 31, 2008, we sold approximately $2.0 billion (204.0 million shares) in connection with our offerings, including approximately $79.6 million (8.4 million shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from our offerings do not include 20,000 shares purchased by the advisor for $200,000 preceding the commencement of our 1st Offering or 117,706 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., a parent company of our Advisor and wholly owned indirectly by our chairman of the board and his wife. As of March 31, 2008, we incurred the following aggregate expenses in connection with the issuance of our registered securities on both of our offerings (in thousands):

Selling commissions	$133,239
Marketing support fee and due diligence expense reimbursements	55,700
Offering costs and expenses	30,672

Offering and stock issuance costs	$219,611

Selling commissions, marketing support fee and due diligence expenses are paid to our Managing Dealer and a substantial portion of the selling commissions, marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $1.8 billion at March 31, 2008. As of March 31, 2008, we invested approximately $1.6 billion in properties, loans and other Permitted Investments.

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of our outstanding common stock at the beginning of such 12-month period. For the three months ended March 31, 2008, we have redeemed the following shares for approximately $6.1 million:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan	Maximum Number Of Shares That May Yet Be Purchased Under The Plan
January 1, 2008 through January 31, 2008	644,000	$9.43	644,000	5,024,726
February 1, 2008 through February 28, 2008	—	—	—	5,024,726
March 1, 2008 through March 31, 2008	—	—	—	5,024,726

Total	644,000		644,000

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The following documents are filed or incorporated as part of this report.

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. dated March 26, 2008 (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on March 26, 2008 (File No. 000-51288) and incorporated herein by reference.)

10.1	Collateral Loan Agreement dated as of January 25, 2008 between CNL Income EAGL Southwest Golf, LC, et al., Borrower, and The Prudential Insurance Company of America, Lender (Previously filed as Exhibit 10.1 to Report on Form 8-K filed January 31, 2008 and incorporated herein by reference.)

10.2	Deed of Trust and Security Agreement dated January 25, 2008 by CNL Income EAGL Southwest Golf, LLC, Borrower, to The Prudential Insurance Company of America, Lender (Previously filed as Exhibit 10.2 to Report on Form 8-K filed January 31, 2008 and incorporated herein by reference.)

10.3	Schedule of Omitted Documents (Previously filed as Exhibit 10.3 to Report on Form 8-K filed January 31, 2008 and incorporated herein by reference.)

10.4	Schedule of Omitted Agreements (Previously filed as Exhibit 10.44 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-146457) filed March 28, 2008 and incorporated herein by reference.)

21	Subsidiaries of the Registrant (Previously filed as Exhibit 21 to the Report on Form 10-K filed on March 18, 2008 (File No. 000-51288) and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May, 2008.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ R. Byron Carlock, Jr.
R. BYRON CARLOCK, JR.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammie A. Quinlan
TAMMIE A. QUINLAN
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)