Form 10-Q
period 2008-06-30
CNL LIFESTYLE PROPERTIES INC
filed 2008-08-14
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of common stock outstanding as of August 6, 2008 was 214,307,499.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	June 30, 2008	December 31, 2007
ASSETS
Real estate investment properties	$1,706,713	$1,603,061
Cash	216,237	35,078
Investments in unconsolidated entities	162,622	169,350
Mortgages and other notes receivable	97,302	116,086
Prepaid expenses and other assets	67,957	49,690
Intangibles, net	42,684	41,306
Accounts and other receivables	15,739	9,793
Restricted cash	13,098	6,271
Deposits	627	11,575

Total Assets	$2,322,979	$2,042,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$501,875	$355,620
Security deposits	40,405	38,753
Accounts payable and accrued expenses	17,004	18,318
Other liabilities	9,299	8,558
Due to affiliates	5,095	3,647

Total Liabilities	573,678	424,896

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 231,047 and 192,794 shares issued and 210,223 and 191,827 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	2,102	1,918
Capital in excess of par value	1,865,885	1,690,018
Accumulated earnings	79,837	60,810
Accumulated distributions	(200,334)	(139,062)
Accumulated other comprehensive income	1,811	3,630

	1,749,301	1,617,314

Total Liabilities and Stockholders’ Equity	$2,322,979	$2,042,210

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income from operating leases	$51,587	$28,780	$99,547	$48,709
Interest income on mortgages and other notes receivable	1,426	2,755	2,712	5,834
Other operating income	—	2,420	—	3,439

Total revenues	53,013	33,955	102,259	57,982

Expenses:
Asset management fees to advisor	5,422	3,511	10,635	6,297
General and administrative	4,512	2,025	6,069	3,814
Ground lease and permit fees	2,456	1,367	4,524	2,566
Repairs and maintenance	446	250	779	310
Other operating expenses	1,253	1,681	2,196	2,744
Depreciation and amortization	24,960	14,481	48,003	24,626

Total expenses	39,049	23,315	72,206	40,357

Operating income	13,964	10,640	30,053	17,625

Other income (expense):
Interest and other income	1,677	2,689	3,144	4,803
Interest expense and loan cost amortization	(8,209)	(4,142)	(15,661)	(5,583)
Equity in earnings of unconsolidated entities	(86)	1,080	1,491	1,984

Total other income (expense)	(6,618)	(373)	(11,026)	1,204

Net income	$7,346	$10,267	$19,027	$18,829

Earnings per share of common stock
(basic and diluted)	$0.04	$0.07	$0.09	$0.14

Weighted average number of shares of common stock outstanding (basic and diluted)	205,095	151,232	200,776	137,809

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2008 and Year Ended December 31, 2007 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in			Accumulated Other	Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income
Balance at December 31, 2006	113,731	$1,137	$997,826	$25,285	$(44,995)	$(1,747)	$977,506
Subscriptions received for common stock through public offering and reinvestment plan	76,590	766	754,473	—	—	—	755,239
Reclassification of rescindable common stock	2,169	22	21,666	—	—	—	21,688
Redemption of common stock	(663)	(7)	(6,237)	—	—	—	(6,244)
Stock issuance and offering costs	—	—	(77,710)	—	—	—	(77,710)
Net income	—	—	—	35,525	—	—	35,525	35,525
Distributions, declared and paid ($0.6000 per share)	—	—	—	—	(94,067)	—	(94,067)
Foreign currency translation adjustment	—	—	—	—	—	5,377	5,377	5,377

Total comprehensive income	—	—	—	—	—	—	—	$40,902

Balance at December 31, 2007	191,827	$1,918	$1,690,018	$60,810	$(139,062)	$3,630	$1,617,314
Subscriptions received for common stock through public offering and reinvestment plan	19,511	195	206,466	—	—	—	206,661
Redemption of common stock	(1,115)	(11)	(10,547)	—	—	—	(10,558)
Stock issuance and offering costs	—	—	(20,052)	—	—	—	(20,052)
Net income	—	—	—	19,027	—	—	19,027	19,027
Distributions, declared and paid
($0.3075 per share)	—	—	—	—	(61,272)	—	(61,272)
Foreign currency translation adjustment	—	—	—	—	—	(1,689)	(1,689)	(1,689)
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(130)	(130)	(130)

Total comprehensive income	—	—	—	—	—	—	—	$17,208

Balance at June 30, 2008	210,223	$2,102	$1,865,885	$79,837	$(200,334)	$1,811	$1,749,301

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$69,624	$51,955

Investing activities:
Acquisition of properties	(114,094)	(607,649)
Investments in unconsolidated entities	—	(216)
Issuance of mortgage loans receivable	—	(17,000)
Acquisition costs and fees paid	(11,380)	(22,941)
Proceeds from disposal of assets	56	—
Short-term investments	—	(35)
Increase in restricted cash	(6,827)	(3,829)

Net cash used in investing activities	(132,245)	(651,670)

Financing activities:
Subscriptions received from stockholders	196,311	537,974
Redemptions of common stock	(10,558)	(1,872)
Stock issuance costs	(18,640)	(61,222)
Borrowings under line of credit, net of payments	—	3,000
Proceeds from mortgage loans and other notes payables	145,436	178,179
Principal payments on mortgage loans	(5,123)	(1,378)
Principal payments on capital leases	(42)	—
Payment of loan costs	(2,423)	(3,201)
Distributions to stockholders	(61,272)	(40,148)

Net cash provided by financing activities	243,689	611,332

Effect of exchange rate fluctuations on cash	91	2,940

Net increase in cash	181,159	14,557
Cash at beginning of period	35,078	296,163

Cash at end of period	$216,237	$310,720

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$724	$1,981

Allocation of acquisition fees to real estate investments	$3,317	$23,862

Allocation of acquisition fees to mortgages and other notes payable	$—	$480

Assumption of capital leases in connection with property acquisitions	$190	$3,069

Mortgages and other notes payable obtained in connection with acquisition	$—	$22,000

Capital projects	$11,244	$—

Discharge of note receivable and accrued interest in connection with foreclosure	$18,526	$—

Supplemental disclosure of non-cash financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$1,054	$1,685

Assumption of loan in connection with property acquisition	$5,942	$—

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Lifestyle Properties, Inc. (the “Company”), formerly known as CNL Income Properties, Inc., was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company generally invests in lifestyle properties in the United States and Canada that are primarily leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considers to be significant industry leaders. To a lesser extent, the Company also leases properties to taxable REIT subsidiary (“TRS”) tenants and engages independent third-party managers to operate those properties. The Company also makes or acquires loans (mortgage, mezzanine and other loans) and may invest up to 10% of its assets in businesses that provide services, or are otherwise ancillary, to the types of properties in which it is permitted to invest.

As of June 30, 2008, the Company owned 109 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions and Additional Lifestyle Properties. Ten of these 109 properties are owned through unconsolidated ventures and three are located in Canada. The Company also had eight loans outstanding as of June 30, 2008.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. Amounts as of December 31, 2007 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date, but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Derivative Instruments and Hedging Activities – The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations. As of June 30, 2008, the fair value of the hedge liabilities totaled approximately $130,000 and has been included in other liabilities in the accompanying unaudited condensed consolidated balance sheets. During the quarter and six months ended June 30, 2008, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income.

Use of Estimates – Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and analysis of real estate and loan impairment. Actual results could differ from those estimates.

Reclassifications – Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Recent Accounting Pronouncements – In April 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (FSP) No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of FSP 142-3 is not expected to have a significant impact on the Company’s financial position or results of operations.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, the Company has partially adopted the provisions of FAS 157 with respect to its financial assets and liabilities only. The implementation of FAS 157 did not result in material changes to the models or processes used to value these assets and liabilities. See Note 8, “Fair Value Measurements,” for additional information.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R (i) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed, (ii) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed and (iii) requires entities to disclose to investors and other users additional information they need to evaluate and understand the nature and financial effect of the business combination. Additionally, FAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. The application of this pronouncement is effective in fiscal years beginning on or after December 15, 2008. The adoption of FAS 141R will have a significant impact on the Company’s operating results because of the highly acquisitive nature of its business. In 2009, the Company expects to have an immediate reduction in its net income attributable to new acquisitions since acquisition costs and fees which have historically been capitalized and allocated to the cost basis of the assets will instead be expensed immediately as incurred. Post acquisition, the Company expects there to be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties as a result of acquisition costs and fees no longer being capitalized and depreciated.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008

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

During the six months ended June 30, 2008, the Company acquired seven golf properties and one marina for an aggregate purchase price of approximately $88.2 million including transaction costs. In addition, the Company acquired ownership of the Orlando Grand Plaza Hotel & Suites (the “Orlando Grand”), through a settlement agreement, in which the Company paid $756,000 in settlement and transaction costs and released the borrower of its loan obligations of $18.5 million, including accrued interest. The property is currently closed and is in the initial stages of a significant redevelopment. See Note 6 for additional information. All consolidated properties, except for two, are leased on a long-term basis to third-party tenants.

The following summarizes the allocation of purchase price and transaction costs (including the acquisition of the Orlando Grand) for the properties acquired during the six months ended June 30, 2008 (in thousands):

Total Purchase Allocation
Land & land improvements	$53,721
Leasehold interests	19,569
Buildings	17,042
Equipment	12,994
Intangibles	1,876
Other assets	2,248

Total	$107,450

The purchase price allocation above is preliminary. The final allocations of purchase price may include additional transaction costs and such other adjustments not yet determined, and are expected to be finalized by December 31, 2008.

As of June 30, 2008 and December 31, 2007, real estate investment properties consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Land & land improvements	$890,638	$838,817
Leasehold interest	166,215	133,844
Buildings	461,584	423,735
Equipment	307,122	278,754
Less: accumulated depreciation	(118,846)	(72,089)

	$1,706,713	$1,603,061

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

4.	Intangible Assets:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of June 30, 2008
In place leases	19.2 years	$32,933	$2,062	$30,871
Trade name	42.5 years	10,797	413	10,384
Trade name	Indefinite	1,429	—	1,429

		$45,159	$2,475	$42,684

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of December 31, 2007
In place leases	19.2 years	$30,556	$1,260	$29,296
Trade name	42.5 years	10,847	266	10,581
Trade name	Indefinite	1,429	—	1,429

		$42,832	$1,526	$41,306

Amortization expense of approximately $951,000 and $591,000 was recorded for the six months ended June 30, 2008 and 2007, respectively.

5.	Investments in Unconsolidated Entities:

The following presents financial information for the Company’s unconsolidated entities for the quarters and six months ended June 30, 2008 and 2007 and as of June 30, 2008 and December 31, 2007 (in thousands):

Summarized Operating Data	Quarter Ended June 30, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$7,005	$6,641	$4,181	$17,827
Property operating expenses	(7,407)	(221)	(2,018)	(9,646)
Depreciation & amortization expense	(1,905)	(2,135)	(1,247)	(5,287)
Interest expense	(994)	(2,268)	(1,433)	(4,695)
Interest and other income (expense)	(1)	8	90	97

Net income (loss)	$(3,302)	$2,025	$(427)	$(1,704)

Loss allocable to other venture partners (1)	$(1,001)	$(456)	$(400)	$(1,857)

Income (loss) allocable to the Company (1)	$(2,301)	$2,481	$(27)	$153
Amortization of capitalized costs	(56)	(124)	(59)	(239)

Equity in earnings (loss) of unconsolidated entities	$(2,357)	$2,357	$(86)	$(86)

Distributions declared to the Company	$—	$2,042	$463 (2)	$2,505

Distributions received by the Company	$—	$3,130	$1,362 (2)	$4,492

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

5.	Investments in Unconsolidated Entities (Continued):

Summarized Operating Data	Quarter Ended June 30, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$8,223	$6,633	$4,672	$19,528
Property operating expenses	(7,366)	(233)	(2,004)	(9,603)
Depreciation & amortization expense	(1,781)	(2,225)	(1,370)	(5,376)
Interest expense	(1,005)	(2,310)	(1,465)	(4,780)
Interest and other income	1	4	61	66

Net income (loss)	$(1,928)	$1,869	$(106)	$(165)

Loss allocable to other venture partners (1)	$(753)	$(618)	$(114)	$(1,485)

Income (loss) allocable to the Company (1)	$(1,175)	$2,487	$8	$1,320
Amortization of capitalized costs	(57)	(124)	(59)	(240)

Equity in earnings (loss) of unconsolidated entities	$(1,232)	$2,363	$(51)	$1,080

Distributions declared to the Company	$—	$1,985	$921 (2)	$2,906

Distributions received by the Company	$—	$3,095	$682 (2)	$3,777

Summarized Operating Data	Six Months Ended June 30, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$16,367	$15,908	$8,356	$40,631
Property operating expenses	(15,490)	(414)	(3,713)	(19,617)
Depreciation & amortization expense	(3,706)	(4,281)	(2,511)	(10,498)
Interest expense	(1,988)	(4,547)	(2,872)	(9,407)
Interest and other income	—	17	128	145

Net income (loss)	$(4,817)	$6,683	$(612)	$1,254

Income (loss) allocable to other venture partners (1)	$(1,460)	$1,722	$(977)	$(715)

Income (loss) allocable to the Company (1)	$(3,357)	$4,961	$365	$1,969
Amortization of capitalized costs	(113)	(248)	(117)	(478)

Equity in earnings (loss) of unconsolidated entities	$(3,470)	$4,713	$248	$1,491

Distributions declared to the Company	$—	$5,172	$1,609 (2)	$6,781

Distributions received by the Company	$—	$5,528	$2,893 (2)	$8,421

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

5.	Investments in Unconsolidated Entities (Continued):

Summarized Operating Data	Six Months Ended June 30, 2007
	Wolf Partnership		DMC Partnership	Intrawest Venture	Total
Revenue	$17,486		$16,251	$8,623	$42,360
Property operating expenses	(15,597)		(419)	(3,836)	(19,852)
Depreciation & amortization expense	(3,523)		(4,434)	(2,686)	(10,643)
Interest expense	(1,999)		(4,605)	(2,861)	(9,465)
Interest and other income	41		9	106	156

Net income (loss)	$(3,592)		$6,802	$(654)	$2,556

Income (loss) allocable to other venture partners (1)	$(1,253)		$1,855	$(509)	$93

Income (loss) allocable to the Company (1)	$(2,339)		$4,947	$(145)	$2,463
Amortization of capitalized costs	(114)		(248)	(117)	(479)

Equity in earnings (loss) of unconsolidated entities	$(2,453)		$4,699	$(262)	$1,984

Distributions declared to the Company	$—		$5,080	$1,654 (2)	$6,734

Distributions received by the Company	$(1,226	) (3)	$5,364	$1,867 (2)	$6,005

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the hypothetical liquidation at book value (“HLBV”) method of accounting.
(2)	The Company receives interest payments from a mezzanine loan made to certain entities within the Intrawest Venture related to two Canadian properties in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities in the Company’s unaudited condensed consolidated financial statements.
(3)	During the six months ended June 30, 2007, the Company refunded an over-distribution from the Wolf Partnership that was received in the fourth quarter of 2006.

[Intentionally left blank]

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

5.	Investments in Unconsolidated Entities (Continued):

Summarized Balance Sheet Data	As of June 30, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture		Total
Real estate assets, net	$102,286	$245,447	$102,937		$450,670
Intangible assets, net	291	10,478	2,195		12,964
Other assets	6,327	5,744	9,644		21,715
Mortgages and other notes payable	63,000	149,844	80,191	(1)	293,035
Other liabilities	9,661	4,353	9,572		23,586
Partners’ capital	36,243	107,472	25,013		168,728
Difference between carrying amount of investment and the Company’s share of partners’ capital	2,282	7,245	3,376		12,903
Carrying amount of investment (1) (2)	27,535	96,720	38,367		162,622
Percentage of ownership at end of reporting period	69.7%	80.0%	80.0%

Summarized Balance Sheet Data	As of December 31, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture		Total
Real estate assets, net	$104,921	$248,103	$106,159		$459,183
Intangible assets, net	368	10,639	2,517		13,524
Other assets	6,730	6,322	10,502		23,554
Mortgages and other notes payable	63,000	151,263	81,621	(1)	295,884
Other liabilities	7,959	6,546	10,614		25,119
Partners’ capital	41,060	107,255	26,943		175,258
Difference between carrying amount of investment and the Company’s share of partners’ capital	2,395	7,703	5,096		15,194
Carrying amount of investment (1) (2)	31,006	97,390	40,954		169,350
Percentage of ownership at end of reporting period	69.7%	80.0%	80.0%

FOOTNOTES:

(1)	These amounts include a mezzanine loan made to the Intrawest Venture in connection with two Canadian properties.
(2)	These amounts include distributions receivable of approximately $2.5 million and $3.2 million as of June 30, 2008 and December 31, 2007, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

6.	Mortgages and Other Notes Receivable:

As of June 30, 2008, the Company had the following notes outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity date	Interest Rate	Loan Principal Amount	Accrued Interest
Shorefox Development, LLC (lifestyle community development) (1)	3/13/2006	3/10/2009	13.50%	$40,000	$2,384
Marinas International, Inc. (four marinas)	12/22/2006	12/22/2021	10.25%	39,151	1,041
Booth Creek Resort Properties LLC (two ski properties & one parcel of land)	1/18/2007	1/19/2010	15.0%	12,000	1,136

Total				91,151	$4,561

Accrued interest				4,561
Acquisition fees, net				1,652
Loan origination fees, net				(62)

Total carrying amount				$97,302

FOOTNOTE:

(1)

Pursuant to the loan agreement, the Company agreed to provide financing of up to $40.0 million in connection with the development of the infrastructure of an Orvis®-branded lifestyle community in Granby, Colorado. The loan matures on March 10, 2009 and requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The loan is collateralized by a first mortgage on the majority of the Granby property. In January 2008, the borrower advised the Company that it was having financial difficulties and would no longer be able to fund debt service on the loan. The loan was deemed impaired and the Company ceased recording interest on the loan. On April 2, 2008, the Company filed a complaint to foreclose on the collateral of the loan. The Company believes, based on market valuation studies, that the value of the underlying collateral exceeds the balance of principal as well as accrued and deferred interest and, therefore, has not established an allowance for loan losses for this loan.

On February 28, 2006, the Company made a $16.8 million loan to Plaza Partners, LLC, which was used to purchase the Orlando Grand for conversion to a condominium hotel. On February 28, 2007, the loan matured and the borrower was unable to repay the loan. On June 15, 2007, the Company filed a complaint to foreclose on the collateral of the loan and on May 28, 2008, the Company settled with the borrower and took possession of the property. In connection with the settlement, the Company paid $756,000 in settlement and transaction costs and released the borrower of its obligations of $18.5 million, including accrued interest of $1.7 million, in exchange for ownership of the property. The property is currently closed and is in the initial stages of a significant redevelopment.

7.	Prepaid Expenses and Other Assets:

As of June 30, 2008, prepaid expenses and other assets primarily consists of accrued and deferred rental income under operating leases totaling approximately $24.3 million and net leasehold incentives of approximately $15.7 million that are deferred and recognized against rental income over the term of the related leases. In addition, the balance includes approximately $7.7 million in acquisition fees and miscellaneous acquisition costs that have been incurred and capitalized and will be allocated to future property acquisitions that are expected to be completed before December 31, 2008. In the event a particular property is not acquired or no longer expected to be acquired, costs directly related to that property are charged to expense. Beginning January 1, 2009, all such acquisition fees and costs will be expensed in accordance with FAS 141R.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

8.	Fair Value Measurements:

The Company has financial instruments, including two derivative instruments in the form of interest rate swaps and one impaired loan that must be measured and disclosed under the new fair value standard FAS 157. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

The Company’s derivative instruments are valued based on inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy described above. The fair value of such instruments was approximately $130,000 at June 30, 2008 and is included in “Other liabilities” in the accompanying condensed consolidated balance sheets.

Impaired loans are valued at the lower of cost or fair value at the time the loan is identified as impaired. Fair value is measured based on the value of the collateral under these loans and is classified at a Level 3 in the fair value hierarchy. Collateral is generally real estate and/or business assets and its fair value is generally determined based on management’s internal evaluations and market studies and may be discounted or adjusted based on historical knowledge, trends, or changes in market conditions from the time of initial valuation. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. As of June 30, 2008, the Company had one outstanding note receivable that had been deemed impaired, however, based on the values of the underlying collateral no valuation allowance has been established. See Note 6 for additional information.

In accordance with FAS 157, the following table shows the fair value of the Company’s financial assets and liabilities (in thousands):

	Fair Value Measurements as of June 30, 2008
	Balance at June 30, 2008	Level 1	Level 2	Level 3
Assets:
Impaired note receivable	$42,384			$42,384
Liabilities:
Derivative instruments	$130		$130

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

8.	Fair Value Measurements (Continued):

The following table summarizes the changes in fair value of the Company’s Level 3 asset (in thousands):

Beginning balance at December 31, 2007	$42,384
Total gains (losses) - realized or unrealized	—

Ending balance at June 30, 2008	$42,384

9.	Public Offerings, Stockholders’ Equity:

On April 4, 2006, the Company commenced its second offering for sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “2nd Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The 2nd Offering continued until April 4, 2008 and on April 9, 2008, the Company commenced its third common stock offering for sale up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “3rd Offering”) including up to $47.5 million in shares of common stock (five million shares of common stock at $9.50 per share) available for sale under the terms of the Company’s distribution reinvestment plan. In connection with the 3rd Offering, CNL Securities Corp., the Managing Dealer of the Company’s public offerings, will receive selling commissions of up to 7.0% of gross offering proceeds on all shares sold, a marketing support fee of 3.0% of gross proceeds, and reimbursement of actual expenses incurred up to 0.10% of gross offering proceeds in connection with due diligence of the offerings. A substantial portion of the selling commissions and marketing support fees are reallocated to third-party participating broker dealers. In addition, the Advisor will receive acquisition fees of 3.0% of gross offering proceeds of the offering for services in the selection, purchase, development or construction of real property or equity investments and 3.0% of loan proceeds for services in connection with the incurrence of debt. As of June 30, 2008, the Company had cumulatively raised approximately $2.1 billion (212.2 million shares) in subscription proceeds including approximately $94.5 million (9.9 million shares) received through our reinvestment plan and incurred stock issuance costs of approximately $229.2 million in connection with the offerings.

Shares owned by CNL Lifestyle Company, LLC (the “Advisor), formerly known as CNL Income Company, LLC, the directors, or any of their affiliates are subject to certain voting restrictions. Neither the Advisor, nor the directors, nor any of their affiliates may vote or consent on matters submitted to the stockholders regarding the removal of the Advisor, directors, or any of their affiliates or any transactions between the Company and any of them.

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

On March 26, 2008, the Company acquired three golf properties located in Virginia. In connection with the acquisition, the Company assumed a loan with an outstanding balance of approximately $5.9 million. The loan is collateralized by one golf property and bears interest annually at a fixed rate of 7.28%, and has a remaining term of eight years with monthly payments of principal and interest based on a 25-year amortization period. A balloon payment for the remaining principal and interest is due upon the loan’s maturity at the end of eight years.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

10.	Indebtedness (Continued):

Total indebtedness of the Company consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Mortgages payable	$473,001	$326,782
Seller financing	28,874	28,838

Total	$501,875	$355,620

11.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with the Advisor, which is both a stockholder of the Company and its Advisor, and CNL Securities Corp. (the “Managing Dealer”), which is the managing dealer for the Company’s public offerings. The Company’s chairman of the board indirectly owns a controlling interest in CNL Financial Group, the parent company of the Advisor. The Advisor and Managing Dealer receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management and sale of the Company’s assets.

For the quarter and six months ended June 30, 2008 and 2007, the Company incurred the following fees (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Selling commissions	$4,768	$25,475	$11,538	$36,444
Marketing support fee & due diligence expense reimbursements	2,045	10,918	4,947	15,637

Total	$6,813	$36,393	$16,485	$52,081

The Managing Dealer is entitled to selling commissions of up to 7.0% of gross offering proceeds and marketing support fees of 3.0% of gross offering proceeds, in connection with the Company’s offerings as well as actual expenses incurred up to 0.10% of proceeds in connection with due diligence. A substantial portion of the selling commissions and marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker dealers.

For the quarter and six months ended June 30, 2008 and 2007, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Acquisition fees: (1)
Acquisition fees from offering proceeds	$2,365	$10,935	$5,522	$15,899
Acquisition fees from debt proceeds	—	1,919	4,378	6,004

Total	2,365	12,854	9,900	21,903

Asset management fees: (2)	5,422	3,511	10,635	6,297

Reimbursable expenses: (3)
Offering costs	2,168	1,537	2,991	2,540
Acquisition costs	336	167	478	859
Operating expenses	1,596	310	2,243	688

Total	4,100	2,014	5,712	4,087

Total fees earned and reimbursable expenses	$11,887	$18,379	$26,247	$32,287

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

11.	Related Party Arrangements (Continued):

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	Asset management fees are equal to 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended June 30, 2008, operating expenses did not exceed the Expense Cap.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	June 30, 2008	December 31, 2007
Due to the Advisor and its affiliates:
Offering expenses	$1,054	$767
Asset management fees	1,825	1,588
Operating expenses	384	352
Acquisition fees and expenses	724	544

Total	$3,987	$3,251

Due to Managing Dealer:
Selling commissions	$775	$277
Marketing support fees and due diligence expense reimbursements	333	119

Total	$1,108	$396

Total due to affiliates	$5,095	$3,647

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits of approximately $4.9 million and $1.9 million as of June 30, 2008 and December 31, 2007, respectively.

12.	Redemption of Shares:

During the quarter and six months ended June 30, 2008, the Company redeemed approximately 471,000 and 1,115,000 shares of common stock at an average price of approximately $9.52 and $9.47 per share for a total of approximately $4.5 million and $10.6 million, respectively. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event will the redemption price be greater than the price of shares sold to the public in any offering. These shares are considered retired and will not be reissued.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

13.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income. The Company intends to make regular distributions, and the board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. For the six months ended June 30, 2008, the Company declared and paid distributions of approximately $61.3 million ($0.3075 per share).

For the six months periods ended June 30, 2008 and 2007, approximately 51.75% and 71.56% of the distributions paid to the stockholders were considered ordinary income and approximately 48.25% and 28.44% were considered a return of capital for federal income tax purposes, respectively. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

14.	Commitments & Contingencies:

The Company has commitments under ground leases, concession holds and land permits. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $4.5 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively, and have been reflected as ground lease, concession holds and permit fees with a corresponding increase in rental income from operating leases in the accompanying unaudited condensed consolidated statements of operations.

The Company has commitments to fund equipment replacements and other capital improvement projects for its properties. The Company expects to make approximately $32.4 million of such capital expenditures during the remaining of the year ending December 31, 2008.

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

15.	Subsequent Events:

The Company’s board of directors declared distributions of $0.05125 per share to stockholders of record at the close of business on July 1, 2008 and August 1, 2008. These distributions are to be paid by September 30, 2008.

On July 11, 2008, the Company acquired Myrtle Waves Water Park located in Myrtle Beach, South Carolina, from PARC Myrtle Waves, LLC for a purchase price of $9.1 million excluding transaction costs. The water park is leased to PARC, an existing tenant of the Company, under a long-term triple-net lease for a term of 20 years with three 10-year renewal options.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of June 30, 2008 and December 31, 2007 and for the quarter and six months ended June 30, 2008 and 2007. Amounts as of December 31, 2007 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

All capitalized terms used herein but not defined shall have the meaning described to them in the “Definition” section of our Prospectus.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: conditions affecting the CNL brand name, increased direct competition, changes in general economic conditions or a nationwide recession, changes in government regulations or accounting rules, changes in local and national real estate conditions, our ability to obtain additional lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our tenants inability to manage rising costs, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our mortgage loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

GENERAL

CNL Lifestyle Properties, Inc., formerly known as CNL Income Properties, Inc., was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States and Canada that we generally lease on a long-term basis (generally between five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We also make and acquire loans (including mortgage, mezzanine and other loans) or other Permitted Investments related to interests in real estate. We have retained CNL Lifestyle Company, LLC (our “Advisor”), formerly known as CNL Income Company, LLC, as our Advisor to provide management, acquisition, advisory and administrative services.

As of June 30, 2008, we owned 109 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions and Additional Lifestyle Properties. Ten of these 109 properties are owned through unconsolidated ventures and three are located in Canada. Also, as of June 30, 2008, we had eight loans outstanding.

We currently operate and have elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2004. As a REIT we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 90% of our taxable income to our stockholders and meet other compliance requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our net income and cash flows. However, we believe that we are organized and have operated in a manner to qualify for treatment as a REIT and we intend to continue to be organized and to operate so as to remain qualified as a REIT for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other Permitted Investments and the payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans will be generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, from interest payments on the loans we make, interest earned on our cash balances and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could significantly decrease our ability to pay distributions to our stockholders. We have also entered into a revolving line of credit with a capacity of $100.0 million, which will be used to bridge short-term liquidity needs that arise due to timing of cash receipts and payments.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of June 30, 2008 we had received approximately $2.1 billion (212.2 million shares) in total offering proceeds. The following table summarizes our public offerings as of June 30, 2008 (in thousands):

	1st Offering		2nd Offering		3rd Offering		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Subscriptions received	51,247	$512,540	145,242	$1,448,595	5,734	$59,869	202,223	$2,021,004
Subscriptions received pursuant to reinvestment plan	862	8,188	7,520	71,440	1,562	14,836	9,944	94,464
Redemptions	(1,495)	(14,183)	(587)	(5,506)	—	—	(2,082)	(19,689)

Total	50,614	$506,545	152,175	$1,514,529	7,296	$74,705	210,085	$2,095,779

Number of investors	17,505		48,517		1,101		67,123

In addition to the shares sold through our public offerings, our Advisor purchased 20,000 shares for $200,000 preceding the commencement of our 1st Offering. In December 2004, 117,706 restricted common shares for $1.2 million were issued to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly-owned indirectly by our chairman of the board and his wife.

During the period July 1, 2008 through August 6, 2008, we received additional subscription proceeds of approximately $40.8 million (4.1 million shares).

Borrowings

We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees. We have also borrowed, and may continue to borrow, money to pay distributions to stockholders. In general, we pledge our assets in connection with such borrowings. The aggregate amount of permanent financing is not expected to exceed 50% of our total assets on an annual basis. The maximum amount we may borrow is 300% of our net assets in the absence of a satisfactory showing that a higher level of borrowing is appropriate. In order to borrow an amount in excess of 300% of our net assets, a majority of the independent members of our board of directors must approve the borrowing and the borrowing must be disclosed and explained to stockholders in our first quarterly report after such approval occurs.

As of June 30, 2008 our indebtedness consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Mortgages payable	$473,001	$326,782
Seller financing	28,874	28,838

Total	$501,875	$355,620

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $69.6 million for the six months ended June 30, 2008 which consisted primarily of rental revenues, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances and the offset by payments made for operating expenses (including asset management fees to our Advisor and interest expense), as compared to the net cash flow from operating activities of approximately $52.0 million for the six months ended June 30, 2007. The fluctuation in operating cash flow is principally due to the increase of our total assets under management and the related revenues and cash flows generated from these investments.

Several of the asset classes in which we have invested are seasonal in nature. Additionally, for some tenants, lower than expected revenues and unanticipated increases in costs have occurred as a result of national and global economic conditions. Seasonality, as well as these current economic conditions, have affected operations for certain tenants within certain of our asset classes especially those affected by increases in fuel, fertilizer and water costs.

In June 2008, one of our tenants that accounts for annualized base rent of $37.5 million notified us that it was having working capital shortages and would be unable to pay the full amount of June 2008 rent. At that time, we evaluated the situation and agreed to allow this tenant to defer $2.2 million in rent until the end of its seasonally busy period on September 30, 2008. We have continued to evaluate this tenant and, based on our further evaluation of its forecasted operating results, believe that it is unlikely that it will generate sufficient net operating income to pay the full amount of rent through its next seasonally slow period which occurs during late 2008 and early 2009. As a result, we are evaluating several strategic options including, but not limited to, granting additional rent deferrals, temporarily using cash security deposits to offset rents, restructuring certain leases, selling one or more properties and acquiring a minority interest in the tenant company in order to facilitate operating improvements. In the event that we defer additional rents, such deferrals will be accompanied by an agreement with the tenant to future increases in rents over and above the originally agreed upon amounts to compensate us for the temporary deferrals. If we allow for temporary reductions in security deposits, we will require that it be replenished at later dates. We are also working with this tenant to implement revenue enhancing and cost containment initiatives. Although we believe the current situation is temporary in nature, we cannot be certain how long this situation and the current economic slowdown will persist. Rent deferrals and other actions we may take could have an effect on our cash available for distributions to stockholders during the deferral period.

At the time of this filing, none of our tenants are in default for non-payment of rent under the terms of their leases. However, we will continue to monitor the operations of our tenants as we work through the current economic climate.

The following table summarizes the distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership(1)	DMC Partnership	Intrawest Venture	Total
Six months ended June 30, 2008	$—	$5,172	$1,609	$6,781
Six months ended June 30, 2007	—	5,080	1,654	6,734

Increase (decrease)	$—	$92	$(45)	$47

FOOTNOTES:

(1)	The Wolf Partnership has been adversely affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater than expected competitive pressures, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We expect that cash flows will continue to be affected by these economic and competitive pressures and do not expect to receive any distributions in the near term. We continue to work with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term at both of these locations.

Uses of Liquidity and Capital Resources

Property Acquisitions

During the six months ended June 30, 2008, we acquired seven golf properties and one marina for an aggregate purchase price of approximately $88.2 million including transaction costs. In addition, we paid $756,000 in settlement and transaction costs and acquired ownership of the Orlando Grand Plaza Hotel & Suites through a settlement agreement. See “Mortgages and Other Notes Receivable” below for additional information regarding this settlement. The property is currently closed and is in the initial stage of a significant redevelopment.

We have committed to fund equipment replacements and other capital improvements for certain existing properties. We also have potential obligations to pay additional contingent purchase consideration related to some of the properties we acquired if those properties achieve certain performance thresholds. See “Events Occurring Subsequent to June 30, 2008” and “Commitments, Contingencies and Contractual Obligations” for additional information.

Mortgages and Other Notes Receivable

As of June 30, 2008, we had the following loans outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity date	Interest Rate	Loan Principal Amount	Accrued Interest
Shorefox Development, LLC (lifestyle community development) (1)	3/13/2006	3/10/2009	13.50%	$40,000	$2,384
Marinas International, Inc. (four marinas)	12/22/2006	12/22/2021	10.25%	39,151	1,041
Booth Creek Resort Properties LLC (two ski properties & one parcel of land)	1/18/2007	1/19/2010	15.0%	12,000	1,136

Total				91,151	$4,561

Accrued interest				4,561
Acquisition fees, net				1,652
Loan origination fees, net				(62)

Total carrying amount				$97,302

FOOTNOTE:

(1)

Pursuant to the loan agreement, we agreed to provide financing of up to $40.0 million in connection with the development of the infrastructure of an Orvis®-branded lifestyle community in Granby, Colorado. The loan matures on March 10, 2009 and requires interest payments based on an annual interest rate of 9.5% paid monthly with the remaining 4.0% becoming due and payable upon the loan’s maturity. The term of the loan may be extended by the borrower up to 12 months. The loan is collateralized by a first mortgage on the majority of the Granby property. In January 2008, the borrower advised us that they were having financial difficulties and would no longer be able to fund debt service on the loan. The loan was deemed impaired and we ceased recording interest on the loan. On April 2, 2008, we filed a complaint to foreclose on the collateral of the loan. Management believes, based on market valuation studies, that the value of the underlying collateral exceeds the balance of principal as well as accrued and deferred interest and, therefore, has not established an allowance for loan losses for this loan. We will continue to monitor the value of the collateral for the loan and evaluate our alternatives during the remainder of 2008. In the event additional information indicates changes in the underlying value of the collateral, we may record an allowance for loan losses.

On February 28, 2006, we made a $16.8 million loan to Plaza Partners, LLC, which was used to purchase the Orlando Grand Plaza Hotel & Suites for conversion to a condominium hotel. On February 28, 2007, the loan matured and the borrower was unable to repay the loan. On June 15, 2007, we filed a complaint to foreclose on the collateral of the loan and on May 28, 2008, we settled with the borrower and took possession of the property. In connection with the settlement, we paid $756,000 in settlement and transaction costs and released the borrower of its obligations of $18.5 million, including accrued interest of approximately $1.7 million, in exchange for ownership of the property. The property is currently closed and is in the initial stages of a significant redevelopment.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash from operations for the year, our financial condition, a balanced analysis of both current and expected long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other Permitted Investments acquired or made by us.

We do not pay distributions from proceeds from our common stock offerings. We have historically made, and may continue to make, advances under our revolving line of credit to temporarily fund the payment of distributions at the end of each fiscal quarter. We currently have up to $100.0 million liquidity under our revolving line of credit.

The distributions declared and paid during the six months ended June 30, 2008 and 2007 were $61.3 million and $40.1 million, respectively, and exceeded net income for the six months ended June 30, 2008 and 2007 by approximately $42.2 million and $21.3 million, respectively. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the six months ended June 30, 2008 and 2007, approximately 68.9% and 53.1%, of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 48.3% and 28.4% of the distributions for the six months ended June 30, 2008 and 2007, respectively, constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

The following table compares cash flows provided by operations to cash distributions declared (in thousands):

	Six Months Ended June 30,
	2008	2007
Cash flows provided by operations	$69,624	$51,955
Distributions declared	61,272	40,148

Excess	$8,352	$11,807

Common Stock Redemptions

For the quarter and six months ended June 30, 2008 approximately 471,000 and 1,115,000 shares were redeemed at an average price per share of approximately $9.52 and $9.47, respectively, for a total of $4.5 million and $10.6 million, respectively. These shares are considered retired and will not be reissued.

Stock Issuance Costs and Other Related Party Arrangements

Certain of our directors and officers hold similar positions with CNL Lifestyle Company, LLC, formerly known as CNL Income Company, LLC, which is both a stockholder and our Advisor, and CNL Securities Corp. (our “Managing Dealer”) which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, the parent company of our Advisor. These entities receive fees and expense reimbursements in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $42.7 million and $84.4 million, for the six months ended June 30, 2008 and 2007, respectively. Of these amounts, approximately $5.1 million and $3.6 million are included in the due to related parties in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor any amount by which total operating expenses paid or incurred by us exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”). For the six months ended June 30, 2008, operating expense did not exceed the Expense Cap.

We maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits of approximately $4.9 million and $1.9 million as of June 30, 2008 and December 31, 2007, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Derivative Instruments and Hedging Activities – We utilize derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with our variable-rate debt. We follow established risk management policies and procedures in our use of derivatives and do not enter into or hold derivatives for trading or speculative purposes. We record all derivative instruments on the balance sheet at fair value. On the date we enter into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations. As of June 30, 2008, the fair value of the hedge liabilities totaled approximately $130,000. During the six months ended June 30, 2008, our hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income. Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could in turn impact our results of operations.

See our annual report on Form 10-K for the year ended December 31, 2007 for a summary of our other Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. In February 2008, the Financial Accounting Standards Board (the “FASB”) issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, we partially adopted the provisions of FAS 157 with respect to our financial assets and liabilities only. The implementation of FAS 157 did not result in material changes to the methods or processes we use to value these assets and liabilities.

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

In March 2008, the FASB issued statement of Financial Accounting Standards No. 161 (an amendment to FASB No. 133), “Disclosures about Derivative and Hedging Activities” (“FAS 161”). This statement calls for all entities to enhance the disclosure requirements for derivative instruments and hedging activities to include (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, where it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The application of this pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. We currently record our hedge on our balance sheets at fair value with changes in fair value recorded in other comprehensive income. As such, the adoption of FAS 161 is not expected to have a significant impact on our financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of FSP 142-3 is not expected to have a significant impact on our financial position or results of operations.

[Intentionally left blank]

RESULTS OF OPERATIONS

The following is an analysis and discussion of our operations for the quarter and six months ended June 30, 2008 as compared to June 30, 2007 (in thousands except per share data):

	Quarter Ended
	June 30,		$ Change	% Change
	2008	2007
Revenues:
Rental income from operating leases	$51,587	$28,780	$22,807	79.2%
Interest income on mortgages and other notes receivable	1,426	2,755	(1,329)	-48.2%
Other operating income	—	2,420	(2,420)	-100.0%

Total revenues	53,013	33,955	19,058	56.1%

Expenses:
Asset management fees to advisor	5,422	3,511	1,911	54.4%
General and administrative	4,512	2,025	2,487	122.8%
Ground lease and permit fees	2,456	1,367	1,089	79.7%
Repairs and maintenance	446	250	196	78.4%
Other operating expenses	1,253	1,681	(428)	-25.5%
Depreciation and amortization	24,960	14,481	10,479	72.4%

Total expenses	39,049	23,315	15,734	67.5%

Operating income	13,964	10,640	3,324	31.2%

Other income (expense):
Interest and other income	1,677	2,689	(1,012)	-37.6%
Interest expense and loan cost amortization	(8,209)	(4,142)	(4,067)	-98.2%
Equity in earnings of unconsolidated entities	(86)	1,080	(1,166)	-108.0%

Total other income (expense)	(6,618)	(373)	(6,245)	-1674.3%

Net income	$7,346	$10,267	$(2,921)	-28.5%

Earnings per share of common stock (basic and diluted)	$0.04	$0.07	$(0.03)	-42.9%

Weighted average number of shares of common stock outstanding (basic and diluted)	205,095	151,232

	Six Months Ended
	June 30,		$ Change	% Change
	2008	2007
Revenues:
Rental income from operating leases	$99,547	$48,709	$50,838	104.4%
Interest income on mortgages and other notes receivable	2,712	5,834	(3,122)	-53.5%
Other operating income	—	3,439	(3,439)	-100.0%

Total revenues	102,259	57,982	44,277	76.4%

Expenses:
Asset management fees to advisor	10,635	6,297	4,338	68.9%
General and administrative	6,069	3,814	2,255	59.1%
Ground lease and permit fees	4,524	2,566	1,958	76.3%
Repairs and maintenance	779	310	469	151.3%
Other operating expenses	2,196	2,744	(548)	-20.0%
Depreciation and amortization	48,003	24,626	23,377	94.9%

Total expenses	72,206	40,357	31,849	78.9%

Operating income	30,053	17,625	12,428	70.5%

Other income (expense):
Interest and other income	3,144	4,803	(1,659)	-34.5%
Interest expense and loan cost amortization	(15,661)	(5,583)	(10,078)	-180.5%
Equity in earnings of unconsolidated entities	1,491	1,984	(493)	-24.8%

Total other income (expense)	(11,026)	1,204	(12,230)	-1015.8%

Net income	$19,027	$18,829	$198	1.1%

Earnings per share of common stock (basic and diluted)	$0.09	$0.14	$(0.05)	-35.7%

Weighted average number of shares of common stock outstanding (basic and diluted)	200,776	137,809

Rental income from operating leases. The significant increase in rental income for the quarter and six months ended June 30, 2008 as compared to the same periods in 2007 was principally due to the acquisition of 39 properties between July 1, 2007 and June 30, 2008. The following analysis quantifies the total rental income generated from our properties based on the period in which the properties were acquired and leased, and the increases in rental income attributable to those properties on a comparative basis, period to period:

Properties Subject to Operating Leases	Number of Properties		Total Rental Income (in thousands) for the Quarter Ended June 30,		Percentage of Total 2008 Rental Income	Percentage of Total 2007 Rental Income	Percentage of Total Increase in Rental Income
			2008	2007
Acquired prior to April 1, 2007	48		$23,161	$19,817	44.9%	68.9%	14.7%
Acquired between April 1, 2007 and June 30, 2007	11		22,568	8,963	43.7%	31.1%	59.6%
Acquired after June 30, 2007	39		5,858	—	11.4%	—	25.7%

Total	98	(1)	$51,587	$28,780	100.0%	100.0%	100.0%

FOOTNOTE:

(1)	This number does not include the Orlando Grand Plaza Hotel & Suites, which is currently closed for redevelopment.

Approximately 44.9% of total rental income for the quarter ended June 30, 2008, or 14.7% of the increase in rental income was generated from properties that were acquired prior to April 1, 2007 as a result of greater contingent rent being earned during 2008 than for the same period in 2007. We acquired 11 additional properties between April 1, 2007 and June 30, 2007 which generated approximately $22.6 million and $9.0 million or 43.7% and 31.1% of total rental income for the quarters ended June 30, 2008 and 2007, respectively. These 11 properties accounted for 59.6% of the total increase in rental income period over period. Approximately $5.9 million or 11.4% of total rental income for the quarter ended June 30, 2008 was derived from properties that were newly acquired between July 1, 2007 and June 30, 2008, which accounted for 25.7% of the total increase in rental income.

Properties Subject to Operating Leases	Number of Properties		Total Rental Income (in thousands) for the Six Months Ended June 30,		Percentage of Total 2008 Rental Income	Percentage of Total 2007 Rental Income	Percentage of Total Increase in Rental Income
			2008	2007
Acquired prior to January 1, 2007	42		$26,586	$25,387	26.7%	52.1%	2.4%
Acquired between January 1, 2007 and June 30, 2007	17		42,008	23,322	42.2%	47.9%	36.8%
Acquired after June 30, 2007	39		30,953	—	31.1%	—	60.8%

Total	98	(1)	$99,547	$48,709	100.0%	100.0%	100.0%

FOOTNOTE:

(1)	This number does not include the Orlando Grand Plaza Hotel & Suites, which is currently closed for redevelopment.

Approximately 26.7% of total rental income for the six months ended June 30, 2008, or 2.4% of the increase in rental income was generated from properties that were acquired prior to January 1, 2007. We acquired 17 additional properties during the six months ended June 30, 2007 which generated approximately $42.0 million or 42.2% of total rental income during the six months ended June 30, 2008, as compared to $23.3 million or 47.9% of total rental income for the same period in 2007. This represents 36.8% of the total increase in rental income. Approximately 31.1% of total rental income for the six months ended June 30, 2008 was derived from properties that were newly acquired between July 1, 2007 and June 30, 2008, which accounted for 60.8% of the total increase in rental income for the six months ended June 30, 2008 as compared to the same period in the previous year.

Interest income on mortgages and other notes receivable. For the quarter and six months ended June 30, 2008, we recognized interest income totaling approximately $1.4 million and $2.7 million, respectively on our seven performing loans with an aggregate principal balance of $51.2 million. As of June 30, 2008 we had one additional non-performing loan with a principal balance of $40.0 million outstanding during the period for which no interest income was recognized in 2008. Comparatively, for the quarter and six months ended June 30, 2007, we recognized interest income of $2.8 million and $5.8 million, respectively, which included interest income of $1.4 million and $3.1 million, respectively, relating to non-performing loans that were subsequently deemed impaired, were foreclosed, or otherwise satisfied.

	Number of Loans(1)	Quarter Ended June 30,		Change		Six Months Ended June 30,		Change
		2008	2007	$	%	2008	2007	$	%
Performing loans	7	$1,426	$1,404	$22	1.57%	$2,712	$2,718	$(6)	-0.22%
Non-performing loans	1	—	1,351	(1,351)	-100.0%	—	3,116	(3,116)	-100.0%

Total	8	$1,426	$2,755	$(1,329)	-48.2%	$2,712	$5,834	$(3,122)	-53.5%

FOOTNOTE:

(1)

During the quarter and six months ended June 30, 2007, we had two non-performing loans, one of which, we foreclosed upon and took ownership of on December 31, 2007 and the other we received title to the collateral property through a settlement agreement on May 28, 2008. In January 2008, one additional borrower ceased making payments on its $40.0 million loan obligation to us, which is classified as non-performing as of June 30, 2008.

Other operating income and expense. During the quarter and six months ended June 30, 2008, other operating expense primarily related to the operation of our Mizner property. During the same period in 2007, other operating income and expense was principally attributable to the operations of Cowboys Golf Club which was operated through a TRS under a management agreement. On January 1, 2008, the management agreement was terminated and we simultaneously entered into a long-term, triple-net lease agreement on the property which subsequently eliminated the Cowboys Golf Club expenses.

Asset management fees to Advisor. Monthly asset management fees of 0.08334% of invested assets are paid to our Advisor for the acquisition of real estate assets and making loans. Total asset management fees were approximately $5.4 million and $10.6 million for the quarter and six months ended June 30, 2008 and $3.5 million and $6.3 million for the quarter and six months ended June 30, 2007, respectively. The increase in such fees is due to the acquisition of additional real estate properties we acquired and loans we made.

General and administrative. General and administrative expenses were approximately $4.5 million and $6.1 million for the quarter and six months ended June 30, 2008 as compared to approximately $2.0 million and $3.8 million for the quarter and six months ended June 30, 2007, respectively. The increase is primarily due to the overall increase in our operating activities as a result of the properties we have acquired.

Ground leases and permits. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of our triple-net leases with those tenants. These expenses have corresponding revenues included in rental income above. For the quarter and six months ended June 30, 2008, ground lease, concession holds and land permit fees were approximately $2.5 million and $4.5 million, respectively, as compared to approximately $1.4 million and $2.6 million for the same periods in 2007. The increase is attributable to the growth of our property portfolio. As of June 30, 2008, we owned 109 properties of which 34 properties are subject to ground leases, concession holds or land permit fees.

Repairs and maintenance. Repairs and maintenance expense was approximately $446,000 and $779,000 for the quarter and six months ended June 30, 2008 compared to approximately $250,000 and $310,000 for the quarter and six months ended June 30, 2007, respectively. The increase is primarily due to repairs and maintenance on new properties acquired between April 1, 2007 and June 30, 2008. These are expenditures from capital reserve accounts for replacements, repairs and maintenance at our properties, such as periodic repainting of buildings, which do not substantially enhance the properties or increase the estimated useful lives and therefore cannot be capitalized.

Depreciation and amortization. Depreciation and amortization expenses were approximately $25.0 million and $48.0 million for the quarter and six months ended June 30, 2008, compared to approximately $14.5 million and $24.6 million for the quarter and six months ended June 30, 2007, respectively. The increase is primarily due to the acquisition of additional real estate properties during 2007 and 2008.

Operating income. Operating income was approximately $14.0 million and $30.1 million for the quarter and six months ended June 30, 2008 and approximately $10.6 million and $17.6 million for the quarter and six months ended June 30, 2007, respectively. The increase is primarily due to additional real estate properties acquired subsequent to June 30, 2007. See rental income from operating leases above for additional information.

Interest and other income. The decrease in interest income primarily resulted from a general reduction in rates paid by depository institutions on short-term deposits during 2008 as compared to 2007.

Interest expense and loan cost amortization. Interest expense for the quarter and six months ended June 30, 2008 increased as compared to the same periods in 2007 as we obtained additional debt financing to fund property acquisitions. As of June 30, 2008, we had loan obligations totaling $501.9 million with a weighted average fixed interest rate of 6.34%.

Equity in earnings. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	Quarter Ended June 30,
	2008	2007	$ Change	% Change
Wolf Partnership	$(2,357)	$(1,232)	$(1,125)	-91.3%
DMC Partnership	2,357	2,363	(6)	-0.3%
Intrawest Venture	(86)	(51)	(35)	-68.6%

Total	$(86)	$1,080	$(1,166)	-108.0%

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
Wolf Partnership	$(3,470)	$(2,453)	$(1,017)	-41.5%
DMC Partnership	4,713	4,699	14	0.3%
Intrawest Venture	248	(262)	510	194.7%

Total	$1,491	$1,984	$(493)	-24.8%

Equity in earnings is recognized using the Hypothetical Liquidation Book Value (“HLBV”) method of accounting which means we recognize income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Equity in earnings decreased by approximately $1.2 million and $493,000 for the quarter and six months ended June 30, 2008 as compared to the same periods in 2007, primarily due to an increase in the loss we were allocated by the Wolf Partnership of approximately $1.1 million and $1.0 million during the quarter and six months ended June 30, 2008. The increase in loss is related to the continued adverse performance experienced by the Wolf Partnership.

The HLBV method of recognizing earnings and losses from the unconsolidated entities is not expected to have an impact on the distributions we receive, however, it will likely result in reductions or fluctuations in our net income, earnings per share, funds from operations (“FFO”) and FFO per share. We received cash distributions from our unconsolidated entities of approximately $4.5 million and $8.4 million for the quarter and six months ended June 30, 2008 compared to approximately $3.8 million and $6.0 million for the quarter and six months ended June 30, 2007, respectively.

The Wolf Partnership continues to be affected by a regional economic downturn impacting the Sandusky, Ohio property and by greater competitive pressure, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We continue to work with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns, however, the affects of the economic downturn and competitive pressure is expected to continue to have an impact on our earnings in 2008.

Net income and earnings per share. Our net income and earnings per share are volatile as we are still in the early stages of operation and are experiencing significant growth. These performance measures are significantly affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make large individually significant acquisitions can be dilutive to the earnings per share ratio. The decrease in earnings per share for the quarter and six months ended June 30, 2008, as compared to the same periods in the prior year was primarily due to (i) a reduction of interest income from non-performing loans, (ii) a reduction in equity in earnings from the Wolf Partnership and (iii) a reduction in the rates paid by depository institutions on short-term deposits.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$7,346	$10,267	$19,027	$18,829
Adjustments:
Depreciation and amortization	24,960	14,481	48,003	24,626
Net effect of FFO adjustment from unconsolidated entities (1)	4,632	4,933	8,136	8,930

Total funds from operations	$36,938	$29,681	$75,166	$52,385

Weighted average number of shares of common stock outstanding (basic and diluted)	205,095	151,232	200,776	137,809

FFO per share (basic and diluted)	$0.18	$0.20	$0.37	$0.38

FOOTNOTES:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.

FFO decreased to $0.37 per share for the six months ended June 30, 2008, as compared to $0.38 for the same period in 2007 principally due to the decrease in net FFO recognized from our unconsolidated ventures, a reduction in interest income from impaired loans and a reduction in rates paid by depository institutions on short-term deposits.

FFO decreased from $0.20 to $0.18 per share for the quarter ended June 30, 2008, as compared to the same period in 2007, as a result of a decrease in FFO from unconsolidated entities (specifically the majority of the decrease for the Wolf Partnership occurred in the second quarter of 2008), a reduction in interest income from impaired loans and a reduction in rates paid by depository institutions on short-term deposits.

OFF BALANCE SHEET ARRANGEMENTS

See our annual report on Form 10-K for the year ended December 31, 2007 for a summary of our Off Balance Sheet Arrangements.

EVENTS OCCURRING SUBSEQUENT TO JUNE 30, 2008

On July 11, 2008, we acquired Myrtle Waves Water Park located in Myrtle Beach, South Carolina, from PARC Myrtle Waves, LLC for a purchase price of $9.1 million excluding transaction costs. The water park is leased to PARC under a long-term triple-net lease for a term of 20 years with three 10-year renewal options.

Our board of directors declared distributions of $0.05125 per share to stockholders of record at the close of business on July 1, 2008 and August 1, 2008. These distributions are to be paid by September 30, 2008.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of June 30, 2008:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$39,214	$95,397	$200,001	$352,011	$686,623

Obligations under capital leases	1,811	2,101	20	—	3,932

Obligations under operating leases (2)	9,425	18,597	18,512	170,143	216,677

Total	$50,450	$116,095	$218,533	$522,154	$907,232

FOOTNOTES:

(1)	These amounts represent third-party or seller financing obtained in connection with the acquisition of properties.
(2)	These amounts represent obligations under ground leases, concession holds and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration	$—	$23,650	$—	$—	$23,650
Capital improvements	40,258	19,454	3,500	—	63,212

Total	$40,258	$43,104	$3,500	$—	$86,862

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities								Total	Fair Value
	2008	2009	2010		2011	2012	Thereafter
Fixed rate debt	$3,999	$10,455	$17,116		$11,185	$11,789	$352,896		$407,440	$402,245	(1)
Weighted average interest rates of maturities	6.20%	6.58%	6.32%		6.59%	6.57%	6.32%		6.34%
Variable rate debt	—	—	9,022		—	—	85,413	(3)	94,435	90,053
Average interest rate	—	—	LIBOR + 2	%(2)	—	—	LIBOR + Spread	(2)

Total debt	$3,999	$10,455	$26,138		$11,185	$11,789	$438,309		$501,875	$492,298

FOOTNOTES:

(1)	The fair value of our fixed rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2008.
(2)	The 30-day LIBOR rate was approximately 2.46% at June 30, 2008.
(3)	On January 2, 2008, we entered into two interest rate swaps to hedge the variable interest rate on the Mizner mortgage loan of approximately $85.4 million. The instruments, which were designated as a cash flow hedges of interest payments from their inception, swap the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year and on the next $16.7 million to a blended fixed rate of 5.8% for the term of the loan (of which 1.25% is deferred until maturity.) The remaining $11.4 million will bear interest at 30-day LIBOR plus 0.25%. The fair value of these contracts has been recorded as a liability of approximately $130,000.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $58,000 for the six months ended June 30, 2008. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results as our actual results will likely vary.

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

Use of Proceeds

As of June 30, 2008, we sold approximately $2.1 billion (212.2 million shares) in connection with our offerings, including approximately $94.5 million (9.9 million shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from our offerings do not include 20,000 shares purchased by our Advisor for $200,000 preceding the commencement of our 1st Offering or 117,706 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., a parent company of our Advisor and wholly owned indirectly by our chairman of the board and his wife. As of June 30, 2008, we incurred the following aggregate expenses in connection with the issuance of our registered securities on our offerings (in thousands):

Selling commissions	$138,007
Marketing support fee and due diligence expense reimbursements	57,745
Offering costs and expenses	33,416

Offering and stock issuance costs	$229,168

Selling commissions, marketing support fee and due diligence expenses are paid to our Managing Dealer and a substantial portion of the selling commissions, marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our Advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $1.9 billion at June 30, 2008. As of June 30, 2008, we invested approximately $1.6 billion in properties, loans and other Permitted Investments.

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25.0% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5.0% of our outstanding common stock at the beginning of such 12-month period. For the quarter ended June 30, 2008, we have redeemed the following shares for approximately $4.5 million:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan	Maximum Number Of Shares That May Yet Be Purchased Under The Plan
April 1, 2008 through April 30, 2008 May 1, 2008 through May 31, 2008 June 1, 2008 through June 30, 2008	471,000	$9.52	471,000	6,431,404 6,431,404 6,431,404

Total	471,000		471,000

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held in Orlando, Florida on June 18, 2008.

(b)	Each of our five directors was re-elected. Those directors are: Bruce Douglas, Dennis N. Folken, Robert J. Woody, Robert A. Bourne and James M. Seneff, Jr.

(c)	The meeting was held for the purpose of electing the board of directors and transacting such other business as may properly have come before the meeting or any adjournment or postponement thereof.

The two proposals were submitted to a vote of stockholders and received votes as follows:

1.	The stockholders approved the election of the following persons as directors of the Company for one year term:

Name	For	Withheld
Bruce Douglas	108,093,405	2,048,828
Dennis N. Folken	108,052,768	2,089,465
Robert J. Woody	108,138,976	2,003,257
Robert A. Bourne	108,196,724	1,945,509
James M. Seneff, Jr.	108,202,647	1,939,586

2.	To transact such other business as may properly have come before the meeting or any adjournment or postponement thereof:

For	Against	Abstentions
103,675,347	2,185,202	4,281,683

Item 5.	Other Information – None

Item 6.	Exhibits

  The following documents are filed or incorporated as part of this report.

10.1	Schedule of Omitted Agreements (Previously filed as Exhibit 10.45 to Post-Effective Amendment No. Two to the Registration Statement on Form S-11 (File No. 333-146457) filed July 9, 2008 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2008.

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