Form 10-Q
period 2008-09-30
CNL LIFESTYLE PROPERTIES INC
filed 2008-11-14
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of common stock outstanding as of November 10, 2008 was 223,811,035.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	September 30, 2008	December 31, 2007
ASSETS
Real estate investment properties	$1,752,259	$1,603,061
Cash	195,923	35,078
Mortgages and other notes receivable	167,876	116,086
Investments in unconsolidated entities	161,612	169,350
Prepaid expenses and other assets	55,892	49,690
Intangibles, net	34,962	41,306
Accounts and other receivables	12,030	9,793
Restricted cash	10,255	6,271
Deposits	971	11,575

Total Assets	$2,391,780	$2,042,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$506,236	$355,620
Security deposits	38,950	38,753
Accounts payable and accrued expenses	10,893	18,318
Other liabilities	9,539	8,558
Due to affiliates	6,566	3,647

Total Liabilities	572,184	424,896

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 223,872 and 192,794 shares issued and 221,074 and 191,827 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	2,211	1,918
Capital in excess of par value	1,962,291	1,690,018
Accumulated earnings	88,648	60,810
Accumulated distributions	(233,105)	(139,062)
Accumulated other comprehensive income (loss)	(449)	3,630

	1,819,596	1,617,314

Total Liabilities and Stockholders’ Equity	$2,391,780	$2,042,210

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income from operating leases	$51,141	$34,116	$150,688	$82,825
Interest income on mortgages and other notes receivable	1,524	2,566	4,236	8,400
Other operating income	—	1,884	—	5,323

Total revenues	52,665	38,566	154,924	96,548

Expenses:
Asset management fees to advisor	5,526	3,980	16,161	10,277
General and administrative	4,014	4,088	10,083	7,902
Ground lease and permit fees	2,235	1,343	6,759	3,909
Repairs and maintenance	736	1,125	1,515	1,435
Other operating expenses	1,073	2,718	3,269	5,462
Depreciation and amortization	25,384	20,267	73,387	44,893

Total expenses	38,968	33,521	111,174	73,878

Operating income	13,697	5,045	43,750	22,670

Other income (expense):
Interest and other income	1,352	2,945	4,496	7,748
Interest expense and loan cost amortization	(7,836)	(4,588)	(23,497)	(10,171)
Equity in earnings of unconsolidated entities	1,598	2,084	3,089	4,068

Total other income (expense)	(4,886)	441	(15,912)	1,645

Net income	$8,811	$5,486	$27,838	$24,315

Earnings per share of common stock (basic and diluted)	$0.04	$0.03	$0.14	$0.16

Weighted average number of shares of common stock outstanding (basic and diluted)	215,101	176,183	205,586	150,741

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2008 and Year Ended December 31, 2007 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	Par Value
Balance at December 31, 2006	113,731	$1,137	$997,826	$25,285	$(44,995)	$(1,747)	$977,506
Subscriptions received for common stock through public offering and reinvestment plan	76,590	766	754,473	—	—	—	755,239
Reclassification of rescindable common stock	2,169	22	21,666	—	—	—	21,688
Redemption of common stock	(663)	(7)	(6,237)	—	—	—	(6,244)
Stock issuance and offering costs	—	—	(77,710)	—	—	—	(77,710)
Net income	—	—	—	35,525	—	—	35,525	35,525
Distributions, declared and paid ($0.6000 per share)	—	—	—	—	(94,067)	—	(94,067)
Foreign currency translation adjustment	—	—	—	—	—	5,377	5,377	5,377

Total comprehensive income	—	—	—	—	—	—	—	$40,902

Balance at December 31, 2007	191,827	$1,918	$1,690,018	$60,810	$(139,062)	$3,630	$1,617,314
Subscriptions received for common stock through public offering and reinvestment plan	31,078	311	321,054	—	—	—	321,365
Redemption of common stock	(1,831)	(18)	(17,336)	—	—	—	(17,354)
Stock issuance and offering costs	—	—	(31,445)	—	—	—	(31,445)
Net income	—	—	—	27,838	—	—	27,838	27,838
Distributions, declared and paid ($0.4613 per share)	—	—	—	—	(94,043)	—	(94,043)
Foreign currency translation adjustment	—	—	—	—	—	(3,128)	(3,128)	(3,128)
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(951)	(951)	(951)

Total comprehensive income	—	—	—	—	—	—	—	$23,759

Balance at September 30, 2008	221,074	$2,211	$1,962,291	$88,648	$(233,105)	$(449)	$1,819,596

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$102,342	$73,088

Investing activities:
Acquisition of properties	(99,261)	(704,686)
Capital expenditures	(66,723)	(36,239)
Investments in unconsolidated entities	—	(166)
Issuance of mortgage loans receivable	(68,000)	(22,000)
Deposits applied toward real estate investments	—	5,150
Acquisition costs and fees paid	(17,319)	(30,366)
Proceeds from disposal of assets	56	—
Short-term investments	—	(63)
Increase in restricted cash	(3,984)	(3,646)

Net cash used in investing activities	(255,231)	(792,016)

Financing activities:
Subscriptions received from stockholders	312,537	672,332
Redemptions of common stock	(17,354)	(3,370)
Stock issuance costs	(29,705)	(74,797)
Borrowings under line of credit, net of payments	—	16,000
Proceeds from mortgage loans and other notes payables	151,817	202,468
Principal payments on mortgage loans	(7,143)	(2,234)
Principal payments on capital leases	(42)	(915)
Payment of loan costs	(2,382)	(3,568)
Distributions to stockholders	(94,043)	(66,292)

Net cash provided by financing activities	313,685	739,624

Effect of exchange rate fluctuations on cash	49	188

Net increase in cash	160,845	20,884
Cash at beginning of period	35,078	296,163

Cash at end of period	$195,923	$317,047

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$774	$—

Offering and stock issuance costs	$1,544	$—

Allocation of acquisition fees to real estate investments	$6,799	$27,811

Assumption of loan in connection with property acquisition	$5,942	$—

Assumption of capital leases in connection with property acquisitions	$190	$4,026

Mortgages and other notes payable obtained in connection with acquisition	$—	$22,000

Capital projects	$5,203	$—

Discharge of note receivable and accrued interest in connection with foreclosure	$18,526	$—

Shares accrued in connection with distribution reinvestment plan	$8,827	$—

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008

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

As of September 30, 2008, the Company owned 112 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions and Additional Lifestyle Properties. Ten of these 112 properties are owned through unconsolidated ventures and three are located in Canada. The Company also had nine loans outstanding as of September 30, 2008.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. Amounts as of December 31, 2007 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Cash – Cash consists of demand deposits at commercial banks. The Company also invests in money market funds during the year. As of September 30, 2008, the cash deposits exceeded federally insured amounts. However, the Company has not experienced any losses on such accounts. Management continues to monitor third-party depository institutions that hold the Company’s cash and cash equivalents, primarily with the goal of safety of principal and secondarily on maximizing yield on those funds. To that end, the Company has diversified its cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. Management has attempted to select institutions that it believes are strong based on an evaluation of their financial stability and exposure to poor performing assets.

Derivative Instruments and Hedging Activities – The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations. As of September 30, 2008, the fair value of the hedge liabilities totaled approximately $951,000 and has been included in other liabilities in the accompanying unaudited condensed consolidated balance sheets. During the quarter and nine months ended September 30, 2008, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss).

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

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

Recent Accounting Pronouncements – In September 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards No. 133-1 and FASB Interpretation No. 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment to Statement of Financial Accounting Standards No. 133, “Disclosures about Derivative and Hedging Activities” (“FAS 133”) and FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”); and Clarification of the Effective Date of Statement of Financial Accounting Standard No. 161 (“FAS 161”)(“FSP FAS 133-1 and FIN 45-4”). This FSP amends FAS 133 to require disclosures by sellers of credit derivatives (includes credit derivatives embedded in a hybrid instrument) and also amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of guarantees. In addition, this FSP clarifies the FASB’s intent about the effective date of FAS 161. The new disclosures are effective for fiscal years and interim periods beginning after November 15, 2008. The implementation of FSP FAS 133-1 and FIN 45-4 is not expected to have a significant impact on the Company’s disclosures regarding its derivative instruments.

In April 2008, the FASB issued FSP No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of FSP 142-3 is not expected to have a significant impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued FAS 161 (an amendment to FAS 133). This statement calls for all entities to enhance the disclosure requirements for derivative instruments and hedging activities to include (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS 133, where it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The application of this pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company currently records its hedging instruments on its balance sheet at fair value with changes in fair value recorded in other comprehensive income (loss). As such, the adoption of FAS 161 is not expected to have a significant impact on the Company’s disclosures regarding its derivative instruments.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-Controlling Interests in Consolidated Financial Statements” (“FAS 160”). This statement calls for (i) all non-controlling interests to be recognized in the equity section of the consolidated balance sheets apart from the parent’s equity, (ii) requires the amount of consolidated net income attributable to the parent and to the non-controlling interests to be clearly identified and presented on the face of the consolidated statement of income and (iii) requires that changes in a parent’s ownership interests while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The application of this pronouncement is effective for annual periods beginning after December 15, 2008 and is not expected to have a significant impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R (i) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed, (ii) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed and (iii) requires entities to disclose to investors and other users additional information they need to evaluate and understand the nature and financial effect of the business combination. Additionally, FAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. The application of this pronouncement is effective in fiscal years beginning on or after December 15, 2008. The adoption of FAS 141R will have a significant impact on the Company’s operating results because of the highly acquisitive nature of its business. Effective January 1, 2009, the Company will begin expensing immediately, acquisition costs and fees as they are incurred for acquisitions. Additionally, on January 1, 2009, the Company will expense all acquisition costs for acquisitions that were being pursued in 2008 but which did not close as of December 31, 2008. Historically, acquisition costs and fees have been capitalized and allocated to the cost basis of the assets. As a result, the Company expects to have an immediate reduction in its net income from recording higher acquisition related costs for acquired properties. Post acquisition, the Company expects there to be a subsequent positive impact on operating and net income for each property acquired through a reduction in depreciation expense over the estimated life of the properties as a result of acquisition costs and fees no longer being capitalized and depreciated.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement expands the use of FAS 157 and is effective for fiscal years beginning after November 15, 2007. The adoption of this pronouncement did not have a significant impact on the Company’s current practice or on its financial position or results of operations.

3.	Real Estate Investment Properties:

During the nine months ended September 30, 2008, the Company acquired nine golf properties, one attraction and one marina for an aggregate purchase price of approximately $108.6 million including transaction costs. In addition, the Company acquired ownership of the Orlando Grand Plaza Hotel & Suites (the “Orlando Grand”), through a settlement agreement, in which the Company paid $756,000 in settlement and transaction costs and released the borrower of its loan obligations of $18.5 million, including accrued interest. The property is currently closed and is in the initial stages of a significant redevelopment. See Note 6 for additional information. All consolidated properties, except for two, are leased on a long-term basis to third-party tenants.

[Intentionally left blank]

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

3.	Real Estate Investment Properties (Continued):

The following summarizes the allocation of purchase price and transaction costs (including the acquisition of the Orlando Grand) for the properties acquired during the nine months ended September 30, 2008 (in thousands):

Total Purchase Allocation
Land & land improvements	$63,545
Leasehold interests and improvements	22,987
Buildings	24,622
Equipment	15,647
Intangibles	1,126

Total	$127,927

The purchase price allocation above is preliminary. The final allocations of purchase price may include additional transaction costs and such other adjustments not yet determined, and are expected to be finalized by December 31, 2008.

As of September 30, 2008 and December 31, 2007, real estate investment properties consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Land & land improvements	$920,499	$838,817
Leasehold interests and improvements	171,533	133,844
Buildings	481,665	423,735
Equipment	322,537	278,754
Less: accumulated depreciation	(143,975)	(72,089)

	$1,752,259	$1,603,061

4.	Intangible Assets:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2008 and December 31, 2007 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of September 30, 2008
In place leases	19.2 years	$25,315	$2,100	$23,215
Trade name	42.5 years	10,798	480	10,318
Trade name	Indefinite	1,429	—	1,429

		$37,542	$2,580	$34,962

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

4.	Intangible Assets (Continued):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of December 31, 2007
In place leases	19.2 years	$30,556	$1,260	$29,296
Trade name	42.5 years	10,847	266	10,581
Trade name	Indefinite	1,429	—	1,429

		$42,832	$1,526	$41,306

Amortization expense of approximately $1.1 million and $1.0 million was recorded for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, upon finalization of the purchase price allocations, certain amounts that were initially classified as in-place lease intangibles were subsequently reclassified to real estate investment properties. The reclassification did not have a material effect on amortization and depreciation.

5.	Investments in Unconsolidated Entities:

The following presents financial information for the Company’s unconsolidated entities for the quarters and nine months ended September 30, 2008 and 2007 and as of September 30, 2008 and December 31, 2007 (in thousands):

Summarized Operating Data

	Quarter Ended September 30, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$10,121	$6,641	$3,996	$20,758
Property operating expenses	(8,002)	(210)	(2,033)	(10,245)
Depreciation & amortization expense	(1,787)	(2,123)	(1,168)	(5,078)
Interest expense	(1,005)	(2,282)	(1,425)	(4,712)
Interest and other income (expense)	—	4	24	28

Net income (loss)	$(673)	$2,030	$(606)	$751

Income (loss) allocable to other venture partners (1)	$(205)	$(477)	$(405)	$(1,087)

Income (loss) allocable to the Company (1)	$(468)	$2,507	$(201)	$1,838
Amortization of capitalized costs	(58)	(124)	(58)	(240)

Equity in earnings (loss) of unconsolidated entities	$(526)	$2,383	$(259)	$1,598

Distributions declared to the Company	$—	$2,834	$628 (2)	$3,462

Distributions received by the Company	$—	$2,043	$429 (2)	$2,472

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

5.	Investments in Unconsolidated Entities (Continued):

Summarized Operating Data

	Quarter Ended September 30, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$10,923	$6,633	$4,055	$21,611
Property operating expenses	(8,222)	(182)	(2,131)	(10,535)
Depreciation & amortization expense	(1,788)	(2,237)	(1,222)	(5,247)
Interest expense	(1,015)	(2,325)	(1,438)	(4,778)
Interest and other income	—	4	99	103

Net income (loss)	$(102)	$1,893	$(637)	$1,154

Income (loss) allocable to other venture partners (1)	$110	$(621)	$(656)	$(1,167)

Income (loss) allocable to the Company (1)	$(212)	$2,514	$19	$2,321
Amortization of capitalized costs	(55)	(124)	(58)	(237)

Equity in earnings (loss) of unconsolidated entities	$(267)	$2,390	$(39)	$2,084

Distributions declared to the Company	$—	$2,824	$935 (2)	$3,759

Distributions received by the Company	$—	$1,985	$550 (2)	$2,535

Summarized Operating Data

	Nine Months Ended September 30, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$26,488	$22,548	$12,352	$61,388
Property operating expenses	(23,492)	(624)	(5,746)	(29,862)
Depreciation & amortization expense	(5,493)	(6,403)	(3,679)	(15,575)
Interest expense	(2,993)	(6,829)	(4,297)	(14,119)
Interest and other income (expense)	—	21	152	173

Net income (loss)	$(5,490)	$8,713	$(1,218)	$2,005

Income (loss) allocable to other venture partners (1)	$(1,665)	$1,245	$(1,382)	$(1,802)

Income (loss) allocable to the Company (1)	$(3,825)	$7,468	$164	$3,807
Amortization of capitalized costs	(171)	(372)	(175)	(718)

Equity in earnings (loss) of unconsolidated entities	$(3,996)	$7,096	$(11)	$3,089

Distributions declared to the Company	$—	$8,006	$2,237 (2)	$10,243

Distributions received by the Company	$—	$7,571	$3,322 (2)	$10,893

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

5.	Investments in Unconsolidated Entities (Continued):

Summarized Operating Data

	Nine Months Ended September 30, 2007
	Wolf Partnership		DMC Partnership	Intrawest Venture	Total
Revenue	$28,409		$22,884	$12,678	$63,971
Property operating expenses	(23,819)		(601)	(5,968)	(30,388)
Depreciation & amortization expense	(5,311)		(6,671)	(3,908)	(15,890)
Interest expense	(3,014)		(6,930)	(4,299)	(14,243)
Interest and other income	41		13	205	259

Net income (loss)	$(3,694)		$8,695	$(1,292)	$3,709

Income (loss) allocable to other venture partners (1)	$(1,143)		$1,234	$(1,166)	$(1,075)

Income (loss) allocable to the Company (1)	$(2,551)		$7,461	$(126)	$4,784
Amortization of capitalized costs	(169)		(372)	(175)	(716)

Equity in earnings (loss) of unconsolidated entities	$(2,720)		$7,089	$(301)	$4,068

Distributions declared to the Company	$—		$7,904	$2,589 (2)	$10,493

Distributions received (refunded) by the Company	$(1,226	) (3)	$7,349	$2,417 (2)	$8,540

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the hypothetical liquidation at book value (“HLBV”) method of accounting.
(2)	The Company receives interest payments from a mezzanine loan made to certain entities within the Intrawest Venture related to two Canadian properties in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities in the Company’s unaudited condensed consolidated financial statements.
(3)	During the nine months ended September 30, 2007, the Company refunded an over-distribution from the Wolf Partnership that was received in the fourth quarter of 2006.

[Intentionally left blank]

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

5.	Investments in Unconsolidated Entities (Continued):

Summarized Balance Sheet Data

	As of September 30, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture		Total
Real estate assets, net	$100,279	$244,301	$101,026		$445,606
Intangible assets, net	252	10,397	2,055		12,704
Other assets	5,437	6,621	10,343		22,401
Mortgages and other notes payable	63,000	149,130	79,171	(1)	291,301
Other liabilities	7,398	6,230	10,685		24,313
Partners’ capital	35,570	105,959	23,568		165,097
Difference between carrying amount of investment and the Company’s share of partners’ capital	2,225	7,808	3,447		13,480
Carrying amount of investment (1) (2)	27,010	96,956	37,646		161,612
Percentage of ownership at end of reporting period	69.7%	80.0%	80.0%

Summarized Balance Sheet Data

	As of December 31, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture		Total
Real estate assets, net	$104,921	$248,103	$106,159		$459,183
Intangible assets, net	368	10,639	2,517		13,524
Other assets	6,730	6,322	10,502		23,554
Mortgages and other notes payable	63,000	151,263	81,621	(1)	295,884
Other liabilities	7,959	6,546	10,614		25,119
Partners’ capital	41,060	107,255	26,943		175,258
Difference between carrying amount of investment and the Company’s share of partners’ capital	2,395	7,703	5,096		15,194
Carrying amount of investment (1) (2)	31,006	97,390	40,954		169,350
Percentage of ownership at end of reporting period	69.7%	80.0%	80.0%

FOOTNOTES:

(1)	These amounts include a mezzanine loan made to the Intrawest Venture in connection with two Canadian properties.
(2)	These amounts include distributions receivable of approximately $3.5 million and $3.2 million as of September 30, 2008 and December 31, 2007, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

6.	Mortgages and Other Notes Receivable:

As of September 30, 2008, the Company had the following notes outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity Date	Interest Rate	Loan Principal Amount	Accrued Interest
Boyne USA, Inc. (one ski resort) (1)	9/23/2008	9/22/2010	12.00%	$68,000	$—
Shorefox Development, LLC (lifestyle community development) (2)	3/13/2006	3/10/2009	13.50%	40,000	2,384
Marinas International, Inc. (four marinas)	12/22/2006	12/22/2021	10.25%	39,151	1,164
Booth Creek Resort Properties LLC (two ski properties & one parcel of land)	1/18/2007	1/19/2010	15.00%	12,000	1,316

Total				159,151	$4,864

Accrued interest				4,864
Acquisition fees, net				4,249
Loan origination fees, net				(388)

Total carrying amount				$167,876

FOOTNOTES:

(1)	The Company made a loan to Boyne USA, Inc. and certain of its subsidiaries (“Boyne”) and is collateralized by a first priority lien on certain of the real and personal property assets related to the operation of The Big Sky Resort. The Big Sky Resort is a ski resort located in Big Sky, Montana. The loan is further collateralized by an unconditional payment and performance guaranty from Boyne. The loan requires monthly interest payments only and may be prepaid at any time, with sufficient prior notice, and may be accelerated upon customary events of default. As a condition to the loan, Boyne agreed to make improvements to The Big Sky Resort, including the completion of a new maintenance facility and completion of certain environmental remediation. Boyne has deposited $5.0 million in escrow as security for and for payment of Boyne’s obligations to complete such improvements.

Concurrently with the loan transaction, the Company entered into an asset purchase agreement with Boyne to acquire The Big Sky Resort for a purchase price of $74.0 million. The closing of such acquisition must occur on a date which is the earlier of (i) September 17, 2010 or (ii) the date designated in a written notice from Boyne to the Company; provided that if the loan is repaid or if the maturity date of the loan is accelerated prior to the closing of the acquisition of The Big Sky Resort, the Company has the right to accelerate the closing to the date of repayment of the loan or to any date following the accelerated maturity date of the loan. At the closing of the purchase of The Big Sky Resort, the Company will enter into a long-term lease with Boyne to operate the property. The acquisition of the property is subject to the completion of satisfactory due diligence and other requirements. There is no assurance that those conditions will be met or that the Company will ultimately acquire this property.

(2)

The loan is collateralized by a first mortgage on a portion of the land underlying a to-be-built Orvis®-branded lifestyle community in Granby, Colorado. In January 2008, the borrower advised the Company that it was having financial difficulties and would no longer be able to fund debt service on the loan. The loan was deemed impaired and the Company ceased recording interest on the loan. On April 2, 2008, the Company filed a complaint to foreclose on the collateral of the loan. The Company believes, based on market valuation studies, that the value of the underlying collateral exceeds the balance of principal as well as accrued and deferred interest and, therefore, has not established an allowance for loan losses for this loan.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

6.	Mortgages and Other Notes Receivable (Continued):

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

As of September 30, 2008, prepaid expenses and other assets primarily consisted of accrued and deferred rental income under operating leases totaling approximately $28.8 million. In addition, the balance includes approximately $7.3 million in acquisition fees and miscellaneous acquisition costs that have been incurred and capitalized and will be allocated to future property acquisitions. In the event a particular property is not acquired or no longer expected to be acquired, costs directly related to that property are charged to expense. Beginning January 1, 2009, all such acquisition costs and fees will be expensed in accordance with FAS 141R.

8.	Fair Value Measurements:

The Company has financial instruments, including two derivative instruments in the form of interest rate swaps and one impaired loan that must be measured and disclosed under the new fair value standard FAS 157. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

•	Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that can be accessed at the measurement date.

•

Level 2: Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•	Level 3: Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company’s derivative instruments are valued based on inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy described above. The fair value of such instruments was approximately $951,000 at September 30, 2008 and is included in “Other liabilities” in the accompanying condensed consolidated balance sheets.

Impaired loans are valued at the lower of cost or fair value at the time the loan is identified as impaired. Fair value is measured based on the value of the collateral under these loans and is classified as Level 3 in the fair value hierarchy. Collateral is generally real estate and/or business assets and its fair value is generally determined based on management’s internal evaluations and market studies and may be discounted or adjusted based on historical knowledge, trends, or changes in market conditions from the time of initial valuation. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. As of September 30, 2008, the Company had one outstanding note receivable that had been deemed impaired. However, based on the value of the underlying collateral, no valuation allowance has been established. See Note 6 for additional information.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

8.	Fair Value Measurements (Continued):

In accordance with FAS 157, the following table shows the fair value of the Company’s financial assets and liabilities (in thousands):

	Fair Value Measurements as of September 30, 2008
	Balance at September 30, 2008	Level 1	Level 2	Level 3
Assets:
Impaired note receivable	$42,384			$42,384
Liabilities:
Derivative instruments	$951		$951

The following table summarizes the changes in fair value of the Company’s Level 3 asset (in thousands):

Beginning balance at December 31, 2007	$42,384
Total gains (losses) - realized or unrealized	—

Ending balance at September 30, 2008	$42,384

9.	Public Offerings, Stockholders’ Equity:

On April 4, 2006, the Company commenced its second offering for the sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “2nd Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The 2nd Offering continued until April 4, 2008 and on April 9, 2008, the Company commenced its third common stock offering for the sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “3rd Offering”) including up to $47.5 million in shares of common stock (five million shares of common stock at $9.50 per share) available for sale under the terms of the Company’s distribution reinvestment plan. In connection with the 3rd Offering, CNL Securities Corp., the Managing Dealer of the Company’s public offerings, will receive selling commissions of up to 7.0% of gross offering proceeds on all shares sold, a marketing support fee of 3.0% of gross proceeds, and reimbursement of actual expenses incurred up to 0.10% of gross offering proceeds in connection with due diligence of the offerings. A substantial portion of the selling commissions and marketing support fees are reallocated to third-party participating broker dealers. In addition, the Advisor will receive acquisition fees of 3.0% of gross offering proceeds of the offering for services in the selection, purchase, development or construction of real property or equity investments and 3.0% of loan proceeds for services in connection with the incurrence of debt. As of September 30, 2008, the Company had cumulatively raised approximately $2.2 billion (223.7 million shares) in subscription proceeds including approximately $110.1 million (11.6 million shares) received through the reinvestment plan and incurred stock issuance costs of approximately $240.6 million in connection with the offerings.

Shares owned by CNL Lifestyle Company, LLC (the “Advisor”), formerly known as CNL Income Company, LLC, the directors, or any of their affiliates are subject to certain voting restrictions. Neither the Advisor, nor the directors, nor any of their affiliates may vote or consent on matters submitted to the stockholders regarding the removal of the Advisor, directors, or any of their affiliates or any transactions between the Company and any of them.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

10.	Indebtedness (Continued):

On March 26, 2008, the Company acquired three golf properties located in Virginia. In connection with the acquisition, the Company assumed a loan with an outstanding balance of approximately $5.9 million. The loan is collateralized by one golf property, bears interest annually at a fixed rate of 7.28% and has monthly payments of principal and interest based on a 25-year amortization period. A balloon payment for the remaining principal and interest is due upon the loan’s maturity at the end of eight years.

Total indebtedness of the Company consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Mortgages payable	$479,098	$326,782
Sellers financing	27,138	28,838

Total	$506,236	$355,620

11.	Related Party Arrangements:

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

For the quarter and nine months ended September 30, 2008 and 2007, the Company incurred the following fees (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Selling commissions	$6,920	$7,736	$18,458	$44,180
Marketing support fee & due diligence expense reimbursements	2,966	3,320	7,913	18,956

Total	$9,886	$11,056	$26,371	$63,136

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

[Intentionally left blank]

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

11.	Related Party Arrangements (Continued):

For the quarter and nine months ended September 30, 2008 and 2007, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Acquisition fees: (1)
Acquisition fees from offering proceeds	$3,241	$3,971	$8,763	$19,870
Acquisition fees from debt proceeds	—	—	4,378	6,004

Total	3,241	3,971	13,141	25,874

Asset management fees: (2)	5,526	3,980	16,161	10,277

Reimbursable expenses: (3)
Offering costs	3,997	2,120	6,988	4,660
Acquisition costs	263	241	741	1,100
Operating expenses	897	696	3,140	1,384

Total	5,157	3,057	10,869	7,144

Total fees earned and reimbursable expenses	$13,924	$11,008	$40,171	$43,295

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	Asset management fees are equal to 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended September 30, 2008, operating expenses did not exceed the Expense Cap.

[Intentionally left blank]

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

11.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	September 30, 2008	December 31, 2007
Due to the Advisor and its affiliates:
Offering expenses	$1,544	$767
Asset management fees	1,850	1,588
Operating expenses	1,452	352
Acquisition fees and expenses	774	544

Total	$5,620	$3,251

Due to Managing Dealer:
Selling commissions	$662	$277
Marketing support fees and due diligence expense reimbursements	284	119

Total	$946	$396

Total due to affiliates	$6,566	$3,647

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits of approximately $29.4 million and $1.9 million as of September 30, 2008 and December 31, 2007, respectively.

12.	Redemption of Shares:

During the quarter and nine months ended September 30, 2008, the Company redeemed approximately 718,000 and 1,831,000 shares of common stock at an average price of approximately $9.49 and $9.48 per share for a total of approximately $6.8 million and $17.4 million, respectively. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event will the redemption price be greater than the price of shares sold to the public in any offering. These shares are considered retired and will not be reissued.

13.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income. The Company intends to make regular distributions, and the board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. For the nine months ended September 30, 2008, the Company declared and paid distributions of approximately $94.0 million ($0.4613 per share).

For the nine months ended September 30, 2008 and 2007, approximately 45.24% and 68.75% of the distributions paid to the stockholders were considered ordinary income and approximately 54.76% and 31.25% were considered a return of capital for federal income tax purposes, respectively. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

14.	Commitments & Contingencies:

The Company has commitments under ground leases, concession holds and land permits. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $6.8 million and $3.9 million for the nine months ended September 30, 2008 and 2007, respectively, and have been reflected as ground lease, concession holds and permit fees with a corresponding increase in rental income from operating leases in the accompanying unaudited condensed consolidated statements of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

14.	Commitments & Contingencies (Continued):

The Company has commitments to fund equipment replacements and other capital improvement projects for its properties. The Company expects to make approximately $18.0 million of such capital expenditures during the remainder of the year ending December 31, 2008.

From time to time the Company may be exposed to litigation arising in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

15.	Subsequent Events:

The Company’s board of directors declared distributions of $0.05125 per share to stockholders of record at the close of business on October 1, 2008 and November 1, 2008. These distributions are to be paid by December 31, 2008.

In June 2008, EAGLE Golf, one of the Company’s tenants, notified the Company that it was having working capital shortages and would be unable to pay the full amount of June 2008 rent. At that time, the Company evaluated the situation and agreed to allow this tenant to defer $2.2 million in June 2008 and in September 2008 agreed to defer additional rent payments of $1.6 million until December 31, 2008.

On October 30, 2008, the Company entered into an Omnibus Lease Resolution Agreement (the “Agreement”) with EAGLE Golf, its parent, Premier Golf Management, Inc. (“PGMI”) and certain other parties to resolve its issues, including the restructuring of PGMI and EAGLE Golf under existing management. Under the terms of the Agreement, the Company deferred approximately $9.3 million (including the $2.2 million previously deferred in June and the $1.6 million previously deferred in September) of the rent owed by EAGLE Golf through December 31, 2008 in order to provide it with working capital in the short-term. This deferral equates to less than 25 percent of the annual rent owed by this tenant. In exchange, EAGLE Golf released to the Company $11.8 million in cash security deposits held pursuant to the Company’s leases and the Company released EAGLE Golf from its obligations under the leases to provide the Company with certain letters of credit as additional security deposits. As part of the transactions subject to the Agreement, PGMI guaranteed EAGLE Golf’s lease obligations and the sole shareholder of PGMI pledged 100 percent of his stock in PGMI to the Company. The $11.8 million in cash security deposits will be used to offset the $9.3 million in deferred rent and, accordingly, the Company anticipates recognizing the full amount of rental income from the existing leases during the remainder of 2008.

Pursuant to the Agreement, EAGLE Golf has until November 29, 2008 to procure an established golf operator or third-party investor willing to acquire, invest in or merge with, EAGLE Golf subject to negotiation with the Company regarding an acceptable cash security deposit to be delivered in connection with the leases, the establishment by EAGLE Golf of a working capital line of credit to be available to support lease payments to the Company and other operating expenses, and $25.0 million in minimum net worth. The Company has begun discussions with potential operators in the event that EAGLE Golf is unable to procure a new investor by November 29, 2008. In the event that the Company is unable to enter into leases with new tenants, it may choose to engage third-party golf management companies to operate the courses on its behalf until the Company comes to terms for leases with new tenants. Leases for certain other courses may be amended and remain with EAGLE Golf.

In October 2008, the Wolf Partnership, one of the Company’s unconsolidated entities, made capital calls totaling $1.0 million to cover working capital shortfalls. The Company’s share of the capital calls was $697,000.

On October 15, 2007, the Company obtained a $100.0 million syndicated revolving line of credit which replaced its $20.0 million revolving line of credit. In October 2008, the Company drew $100.0 million to ensure that it has sufficient cash available for future acquisitions and working capital needs. As of the date of this filing, the Company had approximately $300 million in cash and cash equivalents. The line of credit bears interest at either the lower of: Prime or, 30-day, 60-day or 90-day LIBOR plus 2.0%, matures on October 15, 2010, and is collateralized by a ski property and certain of the Company’s attractions and marina properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of September 30, 2008 and December 31, 2007 and for the quarter and nine months ended September 30, 2008 and 2007. Amounts as of December 31, 2007 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2007.

All capitalized terms used herein but not defined shall have the meanings described to them in the “Definitions” section of our Prospectus.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, conditions affecting the CNL brand name, increased direct competition, changes in government regulations or accounting rules, changes in local and national real estate conditions, our ability to obtain additional lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our tenants’ inability to manage rising costs, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

GENERAL

CNL Lifestyle Properties, Inc., formerly known as CNL Income Properties, Inc., was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States and Canada that we generally lease on a long-term basis (generally between five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. To a lesser extent, we also make and acquire loans (including mortgage, mezzanine and other loans) or other Permitted Investments related to interests in real estate. We have retained CNL Lifestyle Company, LLC (our “Advisor”), formerly known as CNL Income Company, LLC, as our Advisor to provide management, acquisition, advisory and administrative services.

As of September 30, 2008, we owned 112 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions and Additional Lifestyle Properties. Ten of these 112 properties are owned through unconsolidated ventures and three are located in Canada. Also, as of September 30, 2008, we had nine loans outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

Recent Market Conditions

In recent months the global economy has deteriorated significantly, which has negatively impacted foreign and domestic stock markets and banking systems as well as many companies across most industry segments. As of the date of this report, there is a great deal of uncertainty regarding whether conditions will continue to worsen and what the short and long-term impact of these events will be on the global economy and individual businesses. Additionally, there is no ability to project when conditions will begin to improve. We will continue to monitor economic events, capital markets and the financial stability of our tenants to minimize the impact on our business. While we remain cautious about the impact of these events on us, we are also optimistic that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses. As of the date of this report, we have approximately $300 million in cash and cash equivalents available to support our business and to acquire new properties. The following is a summary of how the current economic crisis has impacted us to date and how we believe it will impact us going forward with respect to capital markets and our existing operations.

Impact on Capital Markets – To date, we have seen a significant decrease in the availability of debt capital. When and where capital is available, we anticipate that our cost of borrowing will likely increase over historical rates. We continue to maintain a low leverage ratio with a long-term target of 50 percent debt to total assets. We have no near-term debt maturities, with the first significant maturity occurring in the middle of 2010, however, this loan has a two-year extension available subject to approval by the syndicate of lenders. Sales of our common stock are lower in 2008 than in 2007 because of higher than normal sales in 2007 which resulted from the recycling of capital from the sale of other unlisted REITs in early 2007, however, we have also recently experienced a decrease in the average daily sales of our common stock as a result of the current economic environment. Reduced sales of our stock and inability to access debt markets may limit the amount of capital that we have available to take advantage of future acquisition opportunities.

Impact on Tenants’ Property Operations – Although the majority of our tenants have continued to perform under their leases with us, the economic downturn has adversely affected certain of them. Most notably, EAGLE Golf has been adversely affected, in part, by lower than expected revenues and earnings and an inability to access capital markets for working capital needs (see “Events Occurring Subsequent to September 30, 2008” for additional details regarding this tenant). If economic conditions continue to worsen or continue for an extended period of time, it could result in other tenants having financial difficulties and put pressure on their ability to pay the full amount of rent due under their leases. We obtain security deposits from all tenants and often cross-default leases for tenants that operate multiple properties which helps discourage them from defaulting, however, we will continue to monitor all of our tenants and work with them to minimize the effect that such conditions could have on our ability to collect rent. In the event that a tenant defaults and vacates our property, we have the ability to engage a third-party manager to operate the property on our behalf for a period of up to three years until we can re-lease it. During this period, we would receive operating income from the property, which may be less than the rents that were contractually due under the prior leases. As noted above, we believe we have sufficient cash on hand to offset any adverse effect on our operations that could result from a downturn in our tenants’ businesses.

General

Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other Permitted Investments and for the payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans will be generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, from interest payments on the loans we make, interest earned on our cash balances and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could significantly decrease our ability to pay distributions to our stockholders. We have also entered into a revolving line of credit on which we have drawn $100.0 million to ensure we have sufficient cash available for future acquisitions and working capital needs.

We intend to continue to acquire properties and make loans and other Permitted Investments with proceeds from our public offerings, our working line of credit and long-term debt financing. If sufficient capital is not raised, it would limit our ability to acquire additional properties or make loans and Permitted Investments.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of September 30, 2008, we had received approximately $2.2 billion (223.7 million shares) in total offering proceeds. The following table summarizes our public offerings as of September 30, 2008 (in thousands):

	1st Offering		2nd Offering		3rd Offering		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Subscriptions received	51,247	$512,540	145,242	$1,448,595	15,656	$158,928	212,145	$2,120,063
Subscriptions received pursuant to reinvestment plan	862	8,188	7,520	71,440	3,208	30,480	11,590	110,108
Redemptions	(1,803)	(17,169)	(995)	(9,317)	—	—	(2,798)	(26,486)

Total	50,306	$503,559	151,767	$1,510,718	18,864	$189,408	220,937	$2,203,685

Number of investors	16,204		48,229		5,841		70,274

In addition to the shares sold through our public offerings, our Advisor purchased 20,000 shares for $200,000 preceding the commencement of our 1st Offering. In December 2004, 117,706 restricted common shares for $1.2 million were issued to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly owned indirectly by our chairman of the board and his wife.

During the period October 1, 2008 through November 10, 2008, we received additional subscription proceeds of approximately $27.9 million (2.7 million shares).

Borrowings

We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees. We have also borrowed, and may continue to borrow, money to pay distributions to stockholders. In general, we pledge our assets in connection with such borrowings. As discussed above, the availability of debt capital has been significantly restricted in recent months due to the current global economic downturn. The aggregate amount of permanent financing is not expected to exceed 50% of our total assets on an annual basis. Under our articles of incorporation, the maximum amount we may borrow is 300% of our net assets in the absence of a satisfactory showing that a higher level of borrowing is appropriate. In order to borrow an amount in excess of 300% of our net assets, a majority of the independent members of our board of directors must approve the borrowing and the borrowing must be disclosed and explained to stockholders in our first quarterly report after such approval occurs.

As of September 30, 2008 our indebtedness consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Mortgages payable	$479,098	$326,782
Seller financing	27,138	28,838

Total	$506,236	$355,620

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $102.3 million for the nine months ended September 30, 2008 and consisted primarily of rental revenues, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances, offset by payments made for operating expenses (including asset management fees to our Advisor and interest expense), as compared to the net cash flow from operating activities of approximately $73.1 million for the nine months ended September 30, 2007. The fluctuation in operating cash flow is principally due to the increase of our total assets under management and the related revenues and cash flows generated from these investments.

Several of the asset classes in which we have invested are seasonal in nature. Additionally, for some tenants, lower than expected revenues and unanticipated increases in costs have occurred as a result of the global economic downturn. Seasonality, as well as these current economic conditions, have affected operations of certain tenants within certain of our asset classes especially those affected by increases in fuel, fertilizer and water costs. If economic conditions worsen or continue for a long period of time it could impact more of our tenants’ abilities to pay rent and, therefore, reduce our cash flows from operations.

The following table summarizes the distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership (1)	DMC Partnership	Intrawest Venture	Total
Nine months ended September 30, 2008	$—	$8,006	$2,237	$10,243
Nine months ended September 30, 2007	—	7,904	2,589	10,493

Increase (decrease)	$—	$102	$(352)	$(250)

FOOTNOTE:

(1)	The Wolf Partnership has been adversely affected by a regional economic downturn and by greater than expected competitive pressures, including competitor rate cuts and expansion. We expect that cash flows will continue to be affected by these economic and competitive pressures and do not expect to receive any distributions in the near term. We continue to work with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term.

Uses of Liquidity and Capital Resources

Property Acquisitions

During the nine months ended September 30, 2008, we acquired nine golf properties, one attraction and one marina for an aggregate purchase price of approximately $108.6 million including transaction costs. In addition, we paid $756,000 in settlement and transaction costs and acquired ownership of the Orlando Grand Plaza Hotel & Suites through a settlement agreement. See “Mortgages and Other Notes Receivable” below for additional information regarding this settlement. The property is currently closed and is in the initial stage of a significant redevelopment.

We have committed to fund equipment replacements and other capital improvements for certain existing properties. We also have potential obligations to pay additional contingent purchase consideration related to some of the properties we acquired if those properties achieve certain performance thresholds. See “Commitments, Contingencies and Contractual Obligations” for additional information.

[Intentionally left blank]

Mortgages and Other Notes Receivable

As of September 30, 2008, we had the following loans outstanding (in thousands):

Borrower and Description of Property	Date of Loan Agreement	Maturity Date	Interest Rate	Loan Principal Amount	Accrued Interest
Boyne USA, Inc. (one ski resort) (1)	9/23/2008	9/22/2010	12.00%	$68,000	$—
Shorefox Development, LLC (lifestyle community development) (2)	3/13/2006	3/10/2009	13.50%	40,000	2,384
Marinas International, Inc. (four marinas)	12/22/2006	12/22/2021	10.25%	39,151	1,164
Booth Creek Resort Properties LLC (two ski properties & one parcel of land)	1/18/2007	1/19/2010	15.00%	12,000	1,316

Total				159,151	$4,864

Accrued interest				4,864
Acquisition fees, net				4,249
Loan origination fees, net				(388)

Total carrying amount				$167,876

FOOTNOTES:

(1)	We made a loan to Boyne USA, Inc. and certain of its subsidiaries (“Boyne”) and is collateralized by a first priority lien on certain of the real and personal property assets related to the operation of The Big Sky Resort. The Big Sky Resort is a ski resort located in Big Sky, Montana. The loan is further collateralized by an unconditional payment and performance guaranty from Boyne. The loan requires monthly interest payments and may be prepaid at any time, with sufficient prior notice, and may be accelerated upon customary events of default. As a condition to the loan, Boyne agreed to make improvements to The Big Sky Resort, including the completion of a new maintenance facility and completion of certain environmental remediation. Boyne has deposited $5.0 million in escrow as security for and for payment of Boyne’s obligations to complete such improvements.

Concurrently with the loan transaction, we entered into an asset purchase agreement with Boyne to acquire The Big Sky Resort for a purchase price of $74.0 million. The closing of such acquisition must occur on a date which is the earlier of (i) September 17, 2010 or (ii) the date designated in a written notice from Boyne to us; provided that if the loan is repaid or if the maturity date of the loan is accelerated prior to the closing of the acquisition of The Big Sky Resort, we have the right to accelerate the closing to the date of repayment of the loan or to any date following the accelerated maturity date of the loan. At the closing of the purchase of The Big Sky Resort, we will enter into a long-term lease with Boyne to operate the property. The acquisition of the property is subject to the completion of satisfactory due diligence and other requirements. There is no assurance that those conditions will be met or that we will ultimately acquire this property.

(2)

The loan is collateralized by a first mortgage on a portion of the land underlying a to-be-built Orvis®-branded lifestyle community in Granby, Colorado. In January 2008, the borrower advised us that they were having financial difficulties and would no longer be able to fund debt service on the loan. The loan was deemed impaired and we ceased recording interest on the loan. On April 2, 2008, we filed a complaint to foreclose on the collateral of the loan. Management believes, based on market valuation studies, that the value of the underlying collateral exceeds the balance of principal as well as accrued and deferred interest and, therefore, has not established an allowance for loan losses for this loan. We will continue to monitor the value of the collateral for the loan and evaluate our alternatives during the remainder of 2008. In the event additional information indicates changes in the underlying value of the collateral, we may record an allowance for loan losses.

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

Distributions declared and paid during the nine months ended September 30, 2008 and 2007 were $94.0 million and $66.3 million, respectively, and exceeded net income for the nine months ended September 30, 2008 and 2007 by approximately $66.2 million and $42.0 million, respectively. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the nine months ended September 30, 2008 and 2007, approximately 70.4% and 63.3%, of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 54.8% and 31.3% of the distributions for the nine months ended September 30, 2008 and 2007, respectively, constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

The following table compares cash flows provided by operations to cash distributions declared (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash flows provided by operations	$102,342	$73,088
Distributions declared	94,043	66,292

Excess	$8,299	$6,796

Common Stock Redemptions

For the quarter and nine months ended September 30, 2008 approximately 718,000 and 1,831,000 shares were redeemed at an average price per share of approximately $9.49 and $9.48, respectively, for a total of $6.8 million and $17.4 million, respectively. These shares are considered retired and will not be reissued.

Stock Issuance Costs and Other Related Party Arrangements

Certain of our directors and officers hold similar positions with CNL Lifestyle Company, LLC, which is both a stockholder and our Advisor, and CNL Securities Corp. (our “Managing Dealer”) which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, the parent company of our Advisor. These entities receive fees and expense reimbursements in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these services were approximately $66.5 million and $106.4 million, for the nine months ended September 30, 2008 and 2007, respectively. Of these amounts, approximately $6.6 million and $3.6 million are included in the due to related parties in the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor any amount by which total operating expenses paid or incurred by us exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year. For the expense year ended September 30, 2008, operating expenses did not exceed the Expense Cap.

We maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits of approximately $29.4 million and $1.9 million as of September 30, 2008 and December 31, 2007, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Derivative Instruments and Hedging Activities – We utilize derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with our variable-rate debt. We follow established risk management policies and procedures in our use of derivatives and do not enter into or hold derivatives for trading or speculative purposes. We record all derivative instruments on the balance sheet at fair value. On the date we enter into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations. As of September 30, 2008, the fair value of the hedge liabilities totaled approximately $951,000. During the nine months ended September 30, 2008, our hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could in turn impact our results of operations.

See our annual report on Form 10-K for the year ended December 31, 2007 for a summary of our other Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards No. 133-1 and FASB Interpretation No. 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment to Statement of Financial Accounting Standards No. 133, “Disclosures about Derivative and Hedging Activities” (“FAS 133”) and FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”); and Clarification of the Effective Date of Statement of Financial Accounting Standard No. 161 (“FAS 161”)(“FSP FAS 133-1 and FIN 45-4”). This FSP amends FAS 133 to require disclosures by sellers of credit derivatives (includes credit derivatives embedded in a hybrid instrument) and also amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of guarantees. In addition, this FSP clarifies the FASB’s intent about the effective date of FAS 161. The new disclosures are effective for fiscal years and interim periods beginning after November 15, 2008. The implementation of FSP FAS 133-1 and FIN 45-4 is not expected to have a significant impact on the disclosures regarding our derivative instruments.

In April 2008, the FASB issued FSP No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of FSP 142-3 is not expected to have a significant impact on our financial position or results of operations.

In March 2008, the FASB issued FAS 161 (an amendment to FAS 133). This statement calls for all entities to enhance the disclosure requirements for derivative instruments and hedging activities to include (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS 133, where it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The application of this pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. We currently record our hedging instruments on our balance sheet at fair value with changes in fair value recorded in other comprehensive income (loss). As such, the adoption of FAS 161 is not expected to have a significant impact on the disclosures regarding our derivative instruments.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R (i) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed, (ii) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed and (iii) requires entities to disclose to investors and other users additional information they need to evaluate and understand the nature and financial effect of the business combination. Additionally, FAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. The application of this pronouncement is effective in fiscal years beginning on or after December 15, 2008. The adoption of FAS 141R will have a significant impact on our operating results because of the highly acquisitive nature of our business. Effective January 1, 2009, we will begin expensing immediately, acquisition costs and fees as they are incurred for acquisitions. Additionally, on January 1, 2009, we will expense all acquisition costs for acquisitions that were being pursued in 2008 but which did not close as of December 31, 2008. Historically, acquisition costs and fees have been capitalized and allocated to the cost basis of the assets. As a result, we expect to have an immediate reduction in our net income and funds from operations (“FFO”) from recording higher acquisition related costs for acquired properties. Post acquisition, we expect there to be a subsequent positive impact on operating and net income for each property acquired through a reduction in depreciation expense over the estimated life of the properties as a result of acquisition costs and fees no longer being capitalized and depreciated.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement expands the use of FAS 157 and is effective for fiscal years beginning after November 15, 2007. The adoption of this pronouncement did not have a significant impact on our current practice or on our financial position or results of operations as we did not elect the fair value measurement option.

[Intentionally left blank]

RESULTS OF OPERATIONS

The following is an analysis and discussion of our operations for the quarter and nine months ended September 30, 2008 as compared to September 30, 2007 (in thousands except per share data):

	Quarter Ended
	September 30,
	2008	2007	$ Change	% Change
Revenues:
Rental income from operating leases	$51,141	$34,116	$17,025	49.9%
Interest income on mortgages and other notes receivable	1,524	2,566	(1,042)	-40.6%
Other operating income	—	1,884	(1,884)	-100.0%

Total revenues	52,665	38,566	14,099	36.6%

Expenses:
Asset management fees to advisor	5,526	3,980	1,546	38.8%
General and administrative	4,014	4,088	(74)	-1.8%
Ground lease and permit fees	2,235	1,343	892	66.4%
Repairs and maintenance	736	1,125	(389)	-34.6%
Other operating expenses	1,073	2,718	(1,645)	-60.5%
Depreciation and amortization	25,384	20,267	5,117	25.2%

Total expenses	38,968	33,521	5,447	16.2%

Operating income	13,697	5,045	8,652	171.5%

Other income (expense):
Interest and other income	1,352	2,945	(1,593)	-54.1%
Interest expense and loan cost amortization	(7,836)	(4,588)	(3,248)	-70.8%
Equity in earnings of unconsolidated entities	1,598	2,084	(486)	-23.3%

Total other income (expense)	(4,886)	441	(5,327)	-1207.9%

Net income	$8,811	$5,486	$3,325	60.6%

Earnings per share of common stock (basic and diluted)	$0.04	$0.03	$0.01	33.3%

Weighted average number of shares of common stock outstanding (basic and diluted)	215,101	176,183

	Nine Months Ended
	September 30,
	2008	2007	$ Change	% Change
Revenues:
Rental income from operating leases	$150,688	$82,825	$67,863	81.9%
Interest income on mortgages and other notes receivable	4,236	8,400	(4,164)	-49.6%
Other operating income	—	5,323	(5,323)	-100.0%

Total revenues	154,924	96,548	58,376	60.5%

Expenses:
Asset management fees to advisor	16,161	10,277	5,884	57.3%
General and administrative	10,083	7,902	2,181	27.6%
Ground lease and permit fees	6,759	3,909	2,850	72.9%
Repairs and maintenance	1,515	1,435	80	5.6%
Other operating expenses	3,269	5,462	(2,193)	-40.2%
Depreciation and amortization	73,387	44,893	28,494	63.5%

Total expenses	111,174	73,878	37,296	50.5%

Operating income	43,750	22,670	21,080	93.0%

Other income (expense):
Interest and other income	4,496	7,748	(3,252)	-42.0%
Interest expense and loan cost amortization	(23,497)	(10,171)	(13,326)	-131.0%
Equity in earnings of unconsolidated entities	3,089	4,068	(979)	-24.1%

Total other income (expense)	(15,912)	1,645	(17,557)	-1067.3%

Net income	$27,838	$24,315	$3,523	14.5%

Earnings per share of common stock (basic and diluted)	$0.14	$0.16	$(0.02)	-12.5%

Weighted average number of shares of common stock outstanding (basic and diluted)	205,586	150,741

Rental income from operating leases. The significant increase in rental income for the quarter and nine months ended September 30, 2008 as compared to the same periods in 2007 was principally due to the acquisition of 37 properties between October 1, 2007 and September 30, 2008. As of September 30, 2008 and 2007, the weighted-average base rent rate for our portfolio of leased properties was 9.4% and 9.8%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted average value of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix and timing of property acquisitions. The following analysis quantifies the total rental income generated from our properties based on the period in which the properties were acquired and leased, and the increases in rental income attributable to those properties on a comparative basis, period to period:

Properties Subject to Operating Leases	Number of Properties		Total Rental Income (in thousands) for the Quarter Ended September 30,		Percentage of Total 2008 Rental Income	Percentage of Total 2007 Rental Income	Percentage of Total Increase in Rental Income
			2008	2007
Acquired prior to July 1, 2007	59		$37,334	$32,486	73.0%	95.2%	28.5%
Acquired between July 1, 2007 and September 30, 2007	5		3,313	1,630	6.5%	4.8%	9.9%
Acquired after September 30, 2007	37		10,494	—	20.5%	0.0%	61.6%

Total	101	(1)	$51,141	$34,116	100.0%	100.0%	100.0%

FOOTNOTE:

(1)	This number does not include the Orlando Grand Plaza Hotel & Suites, which is currently closed for redevelopment.

Approximately 73.0% of total rental income for the quarter ended September 30, 2008, or 28.5% of the increase in rental income was generated from properties that were acquired prior to July 1, 2007 as a result of greater contingent rent being earned and rent increases from capital expansion projects during 2008 than for the same period in 2007. We acquired five additional properties between July 1, 2007 and September 30, 2007 which generated approximately $3.3 million and $1.6 million or 6.5% and 4.8% of total rental income for the quarters ended September 30, 2008 and 2007, respectively. These five properties accounted for 9.9% of the total increase in rental income period over period. Approximately $10.5 million or 20.5% of total rental income for the quarter ended September 30, 2008 was derived from properties that were newly acquired between October 1, 2007 and September 30, 2008. In addition, on January 1, 2008, Cowboys Golf Club, which was operated through a TRS management agreement, was terminated and we simultaneously entered into a long-term triple-net lease agreement on the property. This accounted for approximately 61.6% of the total increase in rental income for the quarter ended September 30, 2008 as compared to the same period in 2007.

Properties Subject to Operating Leases	Number of Properties		Total Rental Income (in thousands) for the Nine Months Ended September 30,		Percentage of Total 2008 Rental Income	Percentage of Total 2007 Rental Income	Percentage of Total Increase in Rental Income
			2008	2007
Acquired prior to January 1, 2007	42		$40,677	$38,559	27.0%	46.6%	3.1%
Acquired between January 1, 2007 and September 30, 2007	22		76,574	44,266	50.8%	53.4%	47.6%
Acquired after September 30, 2007	37		33,437	—	22.2%	0.0%	49.3%

Total	101	(1)	$150,688	$82,825	100.0%	100.0%	100.0%

FOOTNOTE:

(1)	This number does not include the Orlando Grand Plaza Hotel & Suites, which is currently closed for redevelopment.

Approximately 27.0% of total rental income for the nine months ended September 30, 2008, or 3.1% of the increase in rental income was generated from properties that were acquired prior to January 1, 2007. We acquired 22 additional properties during the nine months ended September 30, 2007 which generated approximately $76.6 million or 50.8% of total rental income during the nine months ended September 30, 2008, as compared to $44.3 million or 53.4% of total rental income for the same period in 2007. This represents 47.6% of the total increase in rental income. Approximately $33.4 million or 22.2% of total rental income for the nine months ended September 30, 2008 was derived from properties that were newly acquired between October 1, 2007 and September 30, 2008. In addition, on January 1, 2008, Cowboys Golf Club, which was operated through a TRS management agreement, was terminated and we simultaneously entered into a long-term triple-net lease agreement on the property. This accounted for approximately 49.3% of the total increase in rental income for the nine months ended September 30, 2008 as compared to the same period in 2007.

Interest income on mortgages and other notes receivable. For the quarter and nine months ended September 30, 2008, we recognized interest income totaling approximately $1.5 million and $4.2 million, respectively, on our eight performing loans with an aggregate principal balance of $119.2 million. As of September 30, 2008, we had one non-performing loan with a principal balance of $40.0 million for which no interest income has been recognized in 2008. Comparatively, for the quarter and nine months ended September 30, 2007, we recognized interest income of $2.6 million and $8.4 million, respectively, which included interest income of zero and $1.1 million, respectively, relating to the non-performing loans that were subsequently deemed impaired, were foreclosed, or otherwise satisfied.

	Number of Loans (1)	Quarter Ended September 30,		Change		Nine Months Ended September 30,		Change
		2008	2007	$	%	2008	2007	$	%
Performing loans	8	$1,524	$2,566	$(1,042)	-41%	$4,236	$7,344	$(3,108)	-42%
Non-performing loan	1	—	—	—	—	—	1,056	(1,056)	-100%

Total	9	$1,524	$2,566	$(1,042)	-41%	$4,236	$8,400	$(4,164)	-50%

FOOTNOTE:

(1)

During the quarter and nine months ended September 30, 2007, we had two non-performing loans, one of which, we foreclosed upon and took ownership of on December 31, 2007 and the other we received title to the collateral property through a settlement agreement on May 28, 2008. In January 2008, one additional borrower ceased making payments on its $40.0 million loan obligation to us, which is classified as non-performing as of September 30, 2008.

Other operating income and expense. During the quarter and nine months ended September 30, 2008, other operating expense primarily related to the operation of our apartment complex in Boca Raton, Florida. During the same period in 2007, other operating income and expense was principally attributable to the operations of Cowboys Golf Club which was operated through a TRS under a management agreement. On January 1, 2008, the management agreement was terminated and we simultaneously entered into a long-term, triple-net lease agreement on the property which subsequently eliminated the Cowboys Golf Club expenses.

Asset management fees to advisor. Monthly asset management fees of 0.08334% of invested assets are paid to our Advisor for the acquisition of real estate assets and making loans. Total asset management fees were approximately $5.5 million and $16.2 million for the quarter and nine months ended September 30, 2008, as compared to $4.0 million and $10.3 million for the quarter and nine months ended September 30, 2007, respectively. The increase in such fees is due to the acquisition of additional real estate properties we acquired and loans we made.

General and administrative. General and administrative expenses were approximately $4.0 million and $4.1 million for the quarters ended September 30, 2008 and 2007, respectively. The decrease is primarily due to a reduction in write-offs of acquisition costs for acquisitions no longer being pursued and bad debt expense relating to one of our loans that was subsequently foreclosed upon in the quarter ended September 30, 2007 offset by an increase in legal services during 2008. General and administrative expenses were approximately $10.1 million and $7.9 million for the nine months ended September 30, 2008 and 2007, respectively. The increase is primarily due to the overall increase in our operating activities as a result of the properties we have acquired.

Ground leases and permits. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of our triple-net leases with those tenants. These expenses have corresponding revenues included in rental income above. For the quarter and nine months ended September 30, 2008, ground lease, concession holds and land permit fees were approximately $2.2 million and $6.8 million, respectively, as compared to approximately $1.3 million and $3.9 million for the same periods in 2007. The increase is attributable to the growth of our property portfolio. As of September 30, 2008, we owned 102 consolidated properties of which 35 properties are subject to ground leases, concession holds or land permit fees.

Repairs and maintenance. Repairs and maintenance expense was approximately $0.7 million and $1.1 million for the quarters ended September 30, 2008 and 2007, respectively. The decrease is primarily due to timing difference of when the expenditure was incurred during the respective quarters. Repair and maintenance expense was approximately $1.5 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively. The increase is primarily due to repairs and maintenance on existing and new properties acquired. These are expenditures from capital reserve accounts for replacements, repairs and maintenance at our properties, such as periodic repainting of buildings, which do not substantially enhance the properties or increase the estimated useful lives and therefore cannot be capitalized.

Depreciation and amortization. Depreciation and amortization expenses were approximately $25.4 million and $73.4 million for the quarter and nine months ended September 30, 2008, compared to approximately $20.3 million and $44.9 million for the quarter and nine months ended September 30, 2007, respectively. The increase is primarily due to the acquisition of additional real estate properties during 2007 and 2008.

Operating income. Operating income was approximately $13.7 million and $43.8 million for the quarter and nine months ended September 30, 2008, compared to approximately $5.0 million and $22.7 million for the quarter and nine months ended September 30, 2007, respectively. The increase is primarily due to additional real estate properties acquired subsequent to September 30, 2007. See rental income from operating leases above for additional information.

Interest and other income. The decrease in interest income primarily resulted from a general reduction in rates paid by depository institutions on short-term deposits during 2008 as compared to 2007. We continue to monitor depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. To that end, we have diversified our cash and cash equivalents between several depository institutions in an attempt to minimize exposure to any one of these entities.

Interest expense and loan cost amortization. Interest expense for the quarter and nine months ended September 30, 2008 increased as compared to the same periods in 2007 as we obtained additional debt financing to fund property acquisitions. As of September 30, 2008, we had loan obligations totaling $506.2 million with a weighted average fixed interest rate of 6.34%.

Equity in earnings. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	Quarter Ended September 30,
	2008	2007	$ Change	% Change
Wolf Partnership	$(526)	$(267)	$(259)	-97.0%
DMC Partnership	2,383	2,390	(7)	-0.3%
Intrawest Venture	(259)	(39)	(220)	-564.1%

Total	$1,598	$2,084	$(486)	-23.3%

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
Wolf Partnership	$(3,996)	$(2,720)	$(1,276)	-46.9%
DMC Partnership	7,096	7,089	7	0.1%
Intrawest Venture	(11)	(301)	290	96.3%

Total	$3,089	$4,068	$(979)	-24.1%

Equity in earnings is recognized using the hypothetical liquidation book value (“HLBV”) method of accounting which means we recognize income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Equity in earnings decreased by approximately $486,000 and $979,000 for the quarter and nine months ended September 30, 2008 as compared to the same periods in 2007, primarily due to an increase in the loss we were allocated by the Wolf Partnership of approximately $0.3 million and $1.3 million during the quarter and nine months ended September 30, 2008. The increase in loss is related to the continued adverse performance experienced by the Wolf Partnership.

The HLBV method of recognizing earnings and losses from the unconsolidated entities is not expected to have an impact on the distributions we receive. However, it will likely result in reductions or fluctuations in our net income, earnings per share, FFO and FFO per share. We received cash distributions from our unconsolidated entities of approximately $2.5 million and $10.9 million for the quarter and nine months ended September 30, 2008 compared to approximately $2.5 million and $8.5 million for the quarter and nine months ended September 30, 2007, respectively.

The Wolf Partnership continues to be affected by a regional economic downturn and by greater competitive pressure, including competitor rate cuts and expansion, at both the Wisconsin Dells and Sandusky, Ohio locations. We continue to work with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns, however, the affects of the economic downturn and competitive pressure is expected to continue to have an impact on our earnings in 2008 and 2009.

Net income and earnings per share. Our net income and earnings per share are volatile as we are still in the early stages of operation and are experiencing significant growth. These performance measures are significantly affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make large individually significant acquisitions can be dilutive to the earnings per share ratio. The increase in earnings per share for the quarter ended September 30, 2008 as compared to the same period in the prior year was primarily due to (i) an increase in total revenues as a result of new properties acquired between October 1, 2007 and September 30, 2008 and (ii) a decrease in bad debt expense relating to one of our loans that was subsequently foreclosed upon, which was recorded in the third quarter of 2007. The decrease in earnings per share for the nine months ended September 30, 2008, as compared to the same periods in the prior year was primarily due to (i) a reduction of interest income from a non-performing loan, (ii) a reduction in equity in earnings from the Wolf Partnership and (iii) a reduction in the rates paid by depository institutions on short-term deposits.

OTHER

Funds from Operations

We consider FFO to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”) and as used herein, means net income determined in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. We believe that by excluding the effect of depreciation and amortization, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies.

Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying condensed consolidated financial statements and notes thereto.

Reconciliation of net income to FFO for the quarter and nine months ended September 30, 2008 and 2007 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$8,811	$5,486	$27,838	$24,315

Adjustments:
Depreciation and amortization	25,384	20,267	73,387	44,893
Net effect of FFO adjustment from unconsolidated entities (1)	4,746	5,644	12,882	14,574

Total funds from operations	$38,941	$31,397	$114,107	$83,782

Weighted average number of shares of common stock outstanding (basic and diluted)	215,101	176,183	205,586	150,741

FFO per share (basic and diluted)	$0.18	$0.18	$0.56	$0.56

FOOTNOTE:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.

Total FFO increased from approximately $31.4 million to $38.9 million and from $83.8 million to $114.1 million for the quarter and nine months ended September 30, 2008 and 2007, respectively. FFO per share remained constant at $0.18 and $0.56 per share for the quarter and nine months ended September 30, 2008 and 2007, respectively. The increase in FFO is attributable to the acquisition of additional properties during 2007 and 2008.

OFF BALANCE SHEET ARRANGEMENTS

See our annual report on Form 10-K for the year ended December 31, 2007 for a summary of our Off Balance Sheet Arrangements.

EVENTS OCCURRING SUBSEQUENT TO SEPTEMBER 30, 2008

Our board of directors declared distributions of $0.05125 per share to stockholders of record at the close of business on October 1, 2008 and November 1, 2008. These distributions are to be paid by December 31, 2008.

In June 2008, EAGLE Golf, one of our tenants, notified us that it was having working capital shortages and would be unable to pay the full amount of June 2008 rent. At that time, we evaluated the situation and agreed to allow this tenant to defer $2.2 million in June 2008 and in September 2008 agreed to defer additional rent payments of $1.6 million until December 31, 2008.

On October 30, 2008, we entered into an Omnibus Lease Resolution Agreement (the “Agreement”) with EAGLE Golf, its parent, Premier Golf Management, Inc. (“PGMI”) and certain other parties to resolve its issues, including the restructuring of PGMI and EAGLE Golf under existing management. Under the terms of the Agreement, we deferred approximately $9.3 million (including the $2.2 million previously deferred in June and the $1.6 million previously deferred in September) of the rent owed by EAGLE Golf through December 31, 2008 in order to provide it with working capital in the short-term. This deferral equates to less than 25 percent of the annual rent owed by this tenant. In exchange, EAGLE Golf released to us $11.8 million in cash security deposits held pursuant to our leases and we released EAGLE Golf from its obligations under the leases to provide us with certain letters of credit as additional security deposits. As part of the transactions subject to the Agreement, PGMI guaranteed EAGLE Golf’s lease obligations and the sole shareholder of PGMI pledged 100 percent of his stock in PGMI to us. The $11.8 million in cash security deposits will be used to offset the $9.3 million in deferred rent and, accordingly, we anticipate recognizing the full amount of rental income from the existing leases during the remainder of 2008.

Pursuant to the Agreement, EAGLE Golf has until November 29, 2008 to procure an established golf operator or third-party investor willing to acquire, invest in or merge with, EAGLE Golf subject to negotiation with us regarding an acceptable cash security deposit to be delivered in connection with the leases, the establishment by EAGLE Golf of a working capital line of credit to be available to support lease payments to us and other operating expenses, and $25.0 million in minimum net worth. We have begun discussions with potential operators in the event that EAGLE is unable to procure a new investor by November 29, 2008. In the event that we are unable to enter into leases, with new tenants, we may choose to engage third-party golf management companies to operate the courses on our behalf until we come to terms with new tenants. Leases for certain other courses may be amended and remain with EAGLE Golf.

In October 2008, the Wolf Partnership, one of our unconsolidated entities, made capital calls totaling $1.0 million to cover working capital shortfalls. Our share of the capital calls was $697,000.

On October 15, 2007, we obtained a $100.0 million syndicated revolving line of credit which replaced our $20.0 million revolving line of credit. In October 2008, we drew $100.0 million to ensure that we have sufficient cash available for future acquisitions and working capital needs. As of the date of this filing, we had approximately $300 million in cash and cash equivalents. The line of credit bears interest at either the lower of: Prime or, 30-day, 60-day or 90-day LIBOR plus 2.0%, matures on October 15, 2010, and is collateralized by a ski property and certain of our attractions and marina properties.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of September 30, 2008:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$39,530	$101,310	$197,285	$345,435	$683,560
Obligations under capital leases	1,590	1,935	20	—	3,545
Obligations under operating leases (2)	9,950	19,605	19,562	175,577	224,694

Total	$51,070	$122,850	$216,867	$521,012	$911,799

FOOTNOTES:

(1)	These amounts represent third-party or seller financing obtained in connection with the acquisition of properties.
(2)	These amounts represent obligations under ground leases, concession holds and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration	$—	$23,650	$—	$—	$23,650
Capital improvements	32,452	11,363	1,750	1,750	47,315

Total	$32,452	$35,013	$1,750	$1,750	$70,965

[Intentionally left blank]

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties, make loans and other Permitted Investments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow and lend primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities							Total	Fair Value
	2008	2009	2010	2011	2012	Thereafter
Fixed rate debt	$2,016	$10,419	$17,116	$11,184	$11,789	$352,896		$405,420	$371,677	(1)
Weighted average interest rates of maturities	6.20%	6.58%	6.32%	6.59%	6.57%	6.32%		6.34%
Variable rate debt	—	—	15,403	—	—	85,413	(2)	100,816	94,231
Average interest rate	—	—	LIBOR + 2% (3)	—	—	LIBOR + Spread (2) (3)

Total debt	$2,016	$10,419	$32,519	$11,184	$11,789	$438,309		$506,236	$465,908

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2008.
(2)	On December 31, 2007, we obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR plus 1.72% on the first $57.3 million, 30-day LIBOR plus 1.5% (of which 1.25% is deferred until maturity) on the next $16.7 million and 30-day LIBOR plus 1.5% on the remaining $11.4 million (of which approximately all is deferred until maturity). On January 2, 2008, we entered into two interest rate swaps to hedge the variable interest rate. The instruments, which were designated as cash flow hedges of interest payments from their inception, swap the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year and on the next $16.7 million to a blended fixed rate of 5.8% for the term of the loan (of which 1.25% is deferred until maturity.) The fair value of these instruments has been recorded as a liability of approximately $951,000.
(3)	The 30-day LIBOR rate was approximately 3.93% at September 30, 2008.

Subsequent to September 30, 2008, we borrowed $100.0 million from our revolving line of credit to ensure we had sufficient capital to close certain acquisitions and to provide working capital during the current economic downturn. The line of credit matures in October 2010 and has a two-year extension subject to approval by the syndicate of lenders.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $88,000 for the nine months ended September 30, 2008. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates it is not intended to predict future results as our actual results will likely vary.

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

Changes in Internal Controls over Financial Reporting

In the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors

Economic slowdowns could disproportionately affect the lifestyle properties in which we invest, and the financial difficulties of our tenants and operators could adversely affect us.

Economic slowdowns could disproportionately affect the lifestyle properties in which we invest. Although a downturn in the real estate industry could significantly adversely affect the value of our properties, a downturn in the ski, golf, attractions and other lifestyle industries in which we invest could compound the adverse affect. Economic weakness combined with higher costs, especially for energy, food and commodities, is putting considerable pressure on consumer spending. Continued reductions in consumer spending due to weakness in the economy and uncertainties regarding future economic prospects could adversely affect our tenants’ abilities to pay rent to us and thereby have a negative impact on our results of operations. In addition, negative events impacting the capital markets may reduce the amount of working capital available to our tenants which may affect their ability to pay rent.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets.

Until we invest the proceeds of the offering in properties, we generally hold those funds in permitted investments that are consistent with preservation of liquidity and safety. The investments include money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. While we believe the funds are protected based on the quality of the investments and the quality of the institutions that hold our funds, there can be no assurance that continued or unusual declines in the financial markets won’t result in a loss of some or all of these funds or reductions in cash flows from these investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

As of September 30, 2008, we sold approximately $2.2 billion (223.7 million shares) in connection with our offerings, including approximately $110.1 million (11.6 million shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from our offerings do not include 20,000 shares purchased by our Advisor for $200,000 preceding the commencement of our 1st Offering or 117,706 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., a parent company of our Advisor and wholly owned indirectly by our chairman of the board and his wife. As of September 30, 2008, we incurred the following aggregate expenses in connection with the issuance of our registered securities on our offerings (in thousands):

Selling commissions	$144,927
Marketing support fee and due diligence expense reimbursements	60,711
Offering costs and expenses	34,922

Offering and stock issuance costs	$240,560

Selling commissions, marketing support fee and due diligence expenses are paid to our Managing Dealer and a substantial portion of the selling commissions, marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our Advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $2.0 billion at September 30, 2008. As of September 30, 2008, we invested approximately $1.7 billion in properties, loans and other Permitted Investments.

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25.0% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5.0% of our outstanding common stock at the beginning of such 12-month period. For the quarter ended September 30, 2008, we have redeemed the following shares for approximately $6.8 million:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan	Maximum Number Of Shares That May Yet Be Purchased Under The Plan
July 1, 2008 through July 31, 2008	718,000	$9.49	718,000	6,333,726
August 1, 2008 through August 31, 2008				6,333,726
September 1, 2008 through September 30, 2008				6,333,726

Total	718,000		718,000

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The following documents are filed or incorporated as part of this report.

10.1	Omnibus Lease Resolution Agreement dated as of October 30, 2008 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Filed herewith).

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2008.

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