Form 10-K
period 2008-12-31
CNL LIFESTYLE PROPERTIES INC
filed 2009-03-20
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-51288

CNL LIFESTYLE PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0183627
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	Not applicable

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the common stock held by nonaffiliates of the registrant: No established market exists for the registrant’s shares of common stock, so there is no market value for such shares. Based on the $10 offering price of the shares, approximately $2.32 billion of our common stock was held by non-affiliates as of March 1, 2009.

The number of shares of common stock outstanding as of March 1, 2009 was 228,500,146.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Lifestyle Properties, Inc. Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2009.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, conditions affecting the CNL brand name, increased direct competition, changes in government regulations or accounting rules, changes in local and national real estate conditions, our ability to obtain additional lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our tenants’ inability to manage rising costs, our ability to identify suitable investments, our ability to close on identified investments, tenant defaults and bankruptcies, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 1.	Business

GENERAL

CNL Lifestyle Properties, Inc., formerly known as CNL Income Properties, Inc., is a Maryland corporation organized on August 11, 2003. We operate as a real estate investment trust, or REIT. The terms “us,” “we,” “our,” “our company” and “CNL Lifestyle Properties” include CNL Lifestyle Properties, Inc. and each of our subsidiaries. We have retained CNL Lifestyle Company, LLC, formerly known as CNL Income Company, LLC, (our “Advisor”) to provide management, acquisition, disposition, advisory and administrative services. Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida 32801.

Our principal business objectives include building and owning a diversified portfolio of real estate investments. We primarily invest in lifestyle properties in the United States that we generally lease on a long-term, triple-net or gross basis (generally five to 20 years, plus multiple renewal options) to either tenants or operators that we consider to be significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. Our conservative lease structures generally require security deposits and include cross-default provisions when multiple properties are leased to a single tenant. We will continue to focus on property acquisitions and the management and oversight of our existing assets. To a lesser extent, we also make and acquire loans (including mortgage, mezzanine and other loans) related to interests in real estate. We have, and intend to maintain, low leverage and a conservative Funds From Operation (FFO) payout ratio in comparison to our competitors.

At March 1, 2009, we had a portfolio of 115 lifestyle properties which aggregated by purchase price was diversified as follows: approximately 32% in ski and mountain lifestyle, 26% in golf, 21% in attractions and 21% in additional lifestyle properties. These assets specifically consist of 53 golf courses, one dealership, one merchandise mart, 23 ski and mountain lifestyle properties, 11 marinas, 24 attractions, one multi-family residential property and one property held for redevelopment. Ten of these 115 properties are owned through unconsolidated ventures and three are located in Canada. We have also made loans with an aggregate outstanding principal balance of approximately $166.8 million at March 1, 2009.

Our real estate investment portfolio is geographically diversified with properties in 29 states and Canada. We own ski and mountain lifestyle properties in eight states and Canada with a majority of those properties located in the northeast, California and Canada. Our golf properties are located in 15 states with a majority of those courses located in “Sun Belt” states. Our attractions properties are located in 12 states with a majority located in the southwest.

Asset classes. We have invested primarily in the ski and mountain lifestyle, golf and attractions asset classes and intend to target these asset classes in the future. However, we have invested or may invest in additional lifestyle properties including, but not limited to, hotels, multi-family residential housing, medical facilities, or any type of property that we believe has the potential to generate long-term revenue. Certain of our properties may feature characteristics that are common to more than one of the target asset classes that we have. For example, real estate in and around ski resorts may also feature golf courses.

Our tenants and operators. We generally attempt to lease our properties to tenants and operators that we consider to be significant industry leaders. We consider a tenant or an operator to be a “significant industry leader” if it has one or more of the following traits:

•	many years of experience operating in a particular industry as compared with other operators in that industry, as a company or through the experience of its senior management;

•	many assets managed in a particular industry as compared with other operators in that industry; and/or

•	is deemed by us to be a dominant operator in a particular industry for reasons other than those listed above.

The following table summarizes information about our operator concentration as of March 1, 2009 (in thousands):

Operator	Number of Properties	Annualized Base Rent		Percent of Annualized Base Rent
Ski & Mountain Lifestyle
BW Resort	1	$3,991		2.5%
Booth Creek Resort Properties	3	16,123		10.1%
Mountain High Associates	1	4,459		2.8%
Boyne USA	7	26,127		16.5%
Triple Peaks	3	10,655		6.7%
FO Ski Resorts	1	2,527		1.6%

	16	$63,882		40.2%
Golf
Billy Casper Golf	1	1,031		0.6%
EAGLE Golf	43	38,959	(1)	24.5%
Heritage Golf Group	1	679		0.4%
I.R.I. Golf Group	1	1,182		0.7%
Traditional Golf	5	3,371		2.1%

	51	$45,222		28.3%
Attractions
HFE Horizon	2	1,530		1.0%
PARC Management	20	37,055		23.3%

	22	$38,585		24.3%
Additional Lifestyle Properties
Marinas International	11	10,813		6.8%
Route 66 Real Estate	1	559		0.4%

	12	$11,372		7.2%

Total	101	$159,061		100.0%

FOOTNOTE:

(1)	We expect to amend our leases with EAGLE Golf, which will reduce the annualized base rent for 2009 (of which the first six months of 2009 are being deferred) to approximately $28.1 million and average annual (straight-lined) base rent over the lease term to approximately $31.5 million. The lease amendments are pending lender approval and there can be no assurances that the amendments will be approved. See additional information regarding the EAGLE Golf tenant in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Recent Market Conditions.”

The table above excludes our equity investments in ten assets owned in joint ventures, our multi-family residential property, two golf courses subject to management contracts and one hotel property closed for redevelopment, all of which are not subject to long-term leases.

Our leases and ventures. As part of our net lease investment strategy, we either acquire properties directly or purchase interests in entities that own the properties we acquire. Once we acquire properties, we either lease them back to the original seller or to a third-party operator. These leases are usually triple-net leases which means our tenants are generally responsible for repairs, maintenance, property taxes, ground lease or permit expenses (where applicable), utilities and insurance for the properties that they lease. Our joint ventures lease properties either to our venture partner or to third-party operators generally on a triple-net basis. We typically structure our leases to provide for the payment of a minimum annual base rent with periodic increases in base rent over the lease term. In addition, our leases provide for the payment of percentage rent normally based on a percentage of gross revenues generated at the property over certain thresholds.

To a lesser extent, when beneficial to our investment structure, certain properties may be leased to wholly-owned tenants that are taxable REIT subsidiaries or that are owned through taxable REIT subsidiaries (referred to as “TRS” entities). Under this structure, we engage third-party managers to conduct day-to-day operations. Under the TRS leasing structure, our results of operations will include the operating results of the underlying properties as opposed to rental income from operating leases that is recorded for properties leased to third-party tenants. Our multi-family residential property is typically leased under short-term leases (typically one year) to multiple tenants and requires the payment of base rent only. Our hotel property is currently closed while redevelopment plans are being finalized.

We have entered into joint ventures where our partners may subordinate their returns to our minimum return. This structure provides us with some protection against the risk of downturns in performance but may allow our partners to obtain a higher rate of return on their investment than we receive if the underlying performance of the properties exceeds certain thresholds.

Our loans. As part of our lending strategy, we have made and may continue to make or to acquire loans (including mortgage, mezzanine or other loans) with respect to any of the asset classes in which we are permitted to invest. We generally make loans to the owners of properties, to enable them to acquire land, buildings or both, or to develop property or as part of a larger acquisition. In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property. Our loans generally require fixed interest payments. We expect that the interest rate and terms for long-term mortgage loans (generally, 10 to 20 years) will be similar to the rate of return on our long-term net leases. Mezzanine loans and other financings for which we have a secondary-lien or collateralized interest will generally have shorter terms (one to two years) and higher interest rates than our net leases and long-term mortgage loans. With respect to the loans that we make, we generally seek loans with collateral values resulting in a loan-to-value ratio of not more than 85%.

Our common stock offerings. As of December 31, 2008, we raised approximately $2.3 billion (230.4 million shares) through our public offerings. During the period January 1, 2009 through March 1, 2009, we raised an additional $24.6 million (2.5 million shares). We have and will continue to use the net proceeds from our offerings to acquire properties, make loans and other investments that we may acquire pursuant to our articles of incorporation and bylaws (“Permitted Investments”).

Tax status. We currently operate and have elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2004. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent we distribute annually at least 90% of our taxable income to our stockholders and meet other compliance requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost.

Seasonality. Many of the asset classes in which we invest are seasonal in nature and experience seasonal fluctuations in their business due to geographic location, climate and weather patterns. As a result, the businesses experience seasonal variations in revenues that may require our operators to supplement operating cash from their properties in order to be able to make scheduled rent payments to us. In some situations, we have modified the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy operating period.

Competition. Historically, we have experienced competition from other REITs, real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds and other investors, including, but not limited to, banks and insurance companies, many of which generally have had greater financial resources than we do for the purposes of leasing and financing properties within our targeted asset classes. These competitors often also have a lower cost of capital and are subject to less regulation. However, due to the current conditions in the U.S. financial markets, the availability of capital resources from these competitor sources has dramatically decreased. When capital markets begin to normalize, and if U.S. government funds become more readily available through economic stimulus packages, our competition for investments will likely increase or resume to historical levels. The level of competition impacts both our ability to find real estate investments and tenants. We may also face competition from other funds in which affiliates of our Advisor participate or advise.

Significant tenants and borrowers. As and for the year ended December 31, 2008, we had the following tenants that individually accounted for 10% or more of our aggregate total revenues or assets.

Tenant	Number & Type of Leased Properties	Percentage of Total Revenues	Percentage of Total Assets
Booth Creek Ski Holding, Inc. (“Booth”)	3 Ski & Mountain Lifestyle Properties	12.2%	6.7%

Boyne USA, Inc. (“Boyne”)	8 Ski & Mountain Lifestyle Properties	19.4%	9.9%

Evergreen Alliance Golf Limited, L.P. (“EAGLE”)	43 Golf Courses	20.6%	17.1%

PARC Management, LLC (“PARC”)	20 Attractions	21.0%	15.9%

		73.2%	49.6%

Additionally, we have made loans to Booth and Boyne that together generated interest income totaling $3.6 million or 1.7% of total revenue for the year ended December 31, 2008. In 2008, PARC took over leases for 11 of our family entertainment centers from a former tenant.

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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We have one consolidated property located in Canada, Cypress Mountain, that generated total rental income of approximately $6.7 million, $5.5 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Prior to 2006, we did not have any consolidated properties located outside the United States. We also own two properties located in Canada through unconsolidated entities that generated a combined equity in losses of approximately $0.2 million during both years ended December 31, 2008 and 2007, and equity in earnings of approximately $0.9 million, for the year ended December 31, 2006. All of our other rental income was generated from properties or investments domiciled in the United States.

ADVISORY SERVICES

We have engaged CNL Lifestyle Company, LLC as our Advisor. Under the terms of the advisory agreement, our Advisor has responsibility for our day-to-day operations, administers our bookkeeping and accounting functions, serves as our consultant in connection with policy decisions to be made by our board of directors, manages our properties, loans, and other Permitted Investments and renders other services as the board of directors deems appropriate. In exchange for these services, our Advisor is entitled to receive certain fees from us. First, for supervision and day-to-day management of the properties and the mortgage loans, our Advisor receives an asset management fee, which is payable monthly, in an amount equal to 0.08334% per month based on the total real estate asset value of a property (exclusive of acquisition fees and acquisition expenses), the outstanding principal amounts of any loans made by us and the amount invested in any other Permitted Investments as of the end of the preceding month. Second, for the selection, purchase, financing, development, construction or renovation of real properties and services related to the incurrence of debt, our Advisor receives an acquisition fee equal to 3% of the gross proceeds from our common stock offerings and loan proceeds from debt, lines of credit and other permanent financing that we use to acquire properties or to make or acquire loans and other Permitted Investments.

In addition, we reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). For the expense years ended December 31, 2008, 2007 and 2006, operating expenses did not exceed the Expense Cap.

The current advisory agreement continues until April 2009, and thereafter may be extended annually upon mutual consent of our Advisor and our entire board of directors, including directors, who are not directly or indirectly associated with our Advisor (“Independent Directors”), unless terminated at an earlier date upon 60 days prior written notice by either party. As of the date of this filing, the board of directors approved the extension of the advisory agreement for an additional year through April 2010.

EMPLOYEES

Reference is made to Item 10. “Directors, Executive Officers and Corporate Governance” in our Definitive Proxy Statement for a listing of our executive officers. We have no employees. Our executive officers are compensated by our Advisor.

RECENT LEGISLATION AND OTHER GUIDANCE AFFECTING REITS

The recently enacted Housing and Economic Recovery Act of 2008 (the “Act”) made changes to the REIT tax rules, which include: (1) the exclusion of certain foreign currency exchange gains from the 75% and 95% gross income tests; (2) the exclusion from the 75% gross income test of certain hedging income provided certain requirements are met; (3) the exclusion from the 75% and 95% gross income tests of income from transactions entered into primarily to manage the risk of currency fluctuations with respect to any qualifying item under the 75% or the 95% gross income test; (4) the increase of the limit on a REIT’s ownership of taxable REIT subsidiaries from 20% to 25% of the value of the REIT’s total assets; and (5) the preservation of REIT status if a failure to meet the asset test results from discrepancies caused solely by the change in the foreign currency exchange rate used to value a foreign asset. In addition, the Act revised the safe harbor provision with respect to prohibited transactions by reducing the minimum holding period requirement from four years to two years. Generally, these changes to the REIT rules are effective for taxable years beginning after July 30, 2008. However, certain of the changes apply to income items recognized, or transactions entered into, after July 30, 2008.

We do not qualify for the relief provided in Revenue Procedure 2008-68 which was recently issued by the Internal Revenue Service (“IRS”). Revenue Procedure 2008-68 provides temporary relief only to publicly traded REITs that seek to preserve liquidity by electing to provide a portion of their dividends in stock. The relief allows combined cash and stock dividends to qualify for the dividends-paid deduction, provided that certain requirements are satisfied. Under the Revenue Procedure, the cash portion of the dividend may be as low as 10%. The relief applies to dividends declared on or after January 1, 2008, and with respect to a taxable year ending on or before December 31, 2009. Because we are not a publicly traded REIT, we do not qualify for the relief provided by Revenue Procedure 2008-68.

AVAILABLE INFORMATION

We make available free of charge on our Internet website, www.cnllifestylereit.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at Room 1580, 100 F Street, N.E., Washington, D.C. 20549 and may obtain information on the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an internet site that contains reports, proxy and information statements, and other information that we file electronically with the Commission (http://www.sec.gov).

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

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets. Until we invest the proceeds of the offering in properties, we generally hold those funds in permitted investments that are consistent with preservation of liquidity and safety. The investments include money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. While we believe the funds are protected based on the quality of the investments and the quality of the institutions that hold our funds, there can be no assurance that continued or unusual declines in the financial markets will not result in a loss of some or all of these funds or reductions in cash flows from these investments.

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

There will be competing demands on our officers and directors. James M. Seneff, Jr. and Robert A. Bourne are also officers and directors of our Advisor and other affiliated entities and may experience conflicts of interest in managing us because they also have management responsibilities for other companies, including companies that may invest in some of the same types of assets in which we may invest. In addition, substantially all of the other companies that these officers and directors work for are affiliates of us and/or our Advisor. For these reasons, these officers and directors will share their management time and services among those companies and us, and will not be able to devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

Real Estate and Other Investment Risks

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

We do not have control over market and business conditions that may affect our success. The following external factors, as well as other factors beyond our control, may reduce the value of properties that we acquire, the ability of tenants to pay rent on a timely basis, or at all, the amount of the rent to be paid and the ability of borrowers to make loan payments on time, or at all:

•	changes in general or local economic or market conditions;

•	the pricing and availability of debt or working capital;

•	increased costs of energy, insurance or products;

•	increased costs and shortages of labor;

•	increased competition;

•	fuel shortages;

•	quality of management;

•	the ability of an operator or tenant to fulfill its obligations;

•	limited alternative uses for properties;

•	changing consumer habits;

•	condemnation or uninsured losses;

•	changing demographics;

•	changing government regulations;

•	inability to remodel outmoded buildings or structures as required by the lease agreement;

•	failure by a tenant to meet its obligations under a lease; and

•	bankruptcy of a tenant or borrower.

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

Our exposure to typical real estate investment risks could reduce our income. Our properties, loans and other Permitted Investments will be subject to the risks typically associated with investments in real estate. Such risks include the possibility that our properties will generate rent and capital appreciation, if any, at rates lower than we anticipated or will yield returns lower than those available through other investments. Further, there are other risks by virtue of the fact that our ability to vary our portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments. Income from our properties may be adversely affected by many factors including, but not limited to, an increase in the local supply of properties similar to our properties, a decrease in the number of people interested in participating in activities related to the businesses conducted on the properties that we acquire, adverse weather conditions, changes in government regulation, international, national or local economic deterioration, increases in energy costs and other expenses affecting travel, which factors may affect travel patterns and reduce the number of travelers and tourists, increases in operating costs due to inflation and other factors that may not be offset by increased room rates, and changes in consumer tastes.

If one or more of our tenants file for bankruptcy protection, we may be precluded from collecting all sums due. If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the U.S. federal bankruptcy code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under our lease(s) with that tenant. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. A bankruptcy proceeding of this kind may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. We believe that our security deposits in the form of letters of credit would be protected from bankruptcy in most jurisdictions. However, a tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past due balances under relevant leases or guarantees and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distribution to our stockholders. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to our stockholders may be adversely affected.

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

Discretionary consumer spending may affect the profitability of certain properties we acquire. The financial performance of certain properties in which we may invest will in part depend upon a number of factors relating to or affecting discretionary consumer spending for the types of services provided by businesses operated on these properties. Unfavorable local, regional, or national economic developments or uncertainties regarding future economic prospects could reduce consumer spending in the markets where we own properties and adversely affect our tenants’ businesses. Such developments could in turn impact our tenants’ ability to pay rent and thereby have a negative impact on our results of operations.

The inability to increase or maintain lease rates at our properties might affect our ability to distribute dividends to stockholders. Given the nature of certain properties we have acquired or may acquire, the relative stagnation of base lease rates in certain sectors might not allow for substantial increases in rental revenue that could allow for increased distributions to stockholders.

Seasonal revenue variations in certain asset classes will require the operators of those asset classes to manage cash flow properly over time so as to meet their non-seasonal scheduled rent payments to us. Certain of the properties in which we have invested and may invest in the future are generally seasonal in nature due to geographic location, climate and weather patterns. For example, revenue and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations, while many attractions properties are closed during the winter months and produce the majority of their revenues and profits during summer months. As a result of the seasonal nature of certain business operations that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. We have modified and may continue to modify our lease terms such that scheduled rental payments to us coincide with our operators’ seasonally busy period.

Increased competition for customers may reduce the ability of certain of our operators to make scheduled rent payments to us. The types of properties in which we invest are expected to face competition for customers from other similar properties, both locally and nationally. For example, competing golf courses may be located near the golf courses we own or acquire. Similarly, marinas we acquire will compete in each market with other marinas, some of which may have greater resources than our marinas, for a limited number of boaters seeking boat rental slips. Any decrease in revenues due to such competition at any of our properties may adversely affect our operators’ ability to make scheduled rent payments to us.

Our real estate assets may be subject to impairment charges. We periodically evaluate the recoverability of the carrying value of our real estate assets for impairment indicators. Factors considered in evaluating impairment of our existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Management makes assumptions and estimates when considering impairments and actual results could vary materially from these assumptions.

We will have no economic interest in ground lease properties and may not control the land beneath certain properties we have and will acquire in the future. A significant number of the properties that we have acquired are on land owned by a governmental entity or other third party, while we own a leasehold, permit, or similar interest. For example, many ski properties are only available on land controlled by the U.S. Forest Service or other governmentally controlled special use permits. This means that while we have a right to use the property, we do not retain fee ownership in the underlying land. Accordingly, with respect to such properties, we will have no economic interest in the land or building at the expiration of the ground lease or permit. As a result, although we will share in the income stream derived from the lease or permit, we will not share in any increase in value of the land associated with the underlying property. Further, because we do not completely control the underlying land, the governmental or other third party owners that lease this land to us could take certain actions to disrupt our rights in the properties or our tenants’ operation of the properties or take the properties in an eminent domain proceeding. While we do not think such interruption is likely, such events are beyond our control. If the entity owning the land under one of our properties chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our results of operations could be adversely affected.

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

Adverse weather conditions may damage certain properties we acquire and/or reduce our operators’ ability to make scheduled rent payments to us. Weather conditions may influence revenues at certain types of properties we acquire. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or reduced rainfall levels), excessive rain, avalanches, mudslides and floods. Adverse weather could reduce the number of people participating in skiing, golfing, boating and ancillary activities at properties we acquire and have acquired. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including, but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Further, the physical condition of golf courses we acquire must be satisfactory to attract play. In addition to severe or generally inclement weather, other factors, including, but not limited to plant disease and insect infestation, as well as the quality and quantity of water, could adversely affect the turf grass conditions at golf courses we own and acquire or develop. Most properties have some insurance coverage that will offset such losses and fund needed repairs. However, poor weather conditions could also disrupt operations at properties we own and acquire and may adversely affect both the value of our investment in a property, as well as the ability of our tenants and operators to make their scheduled rent payments to us.

We compete with other companies for investments. We anticipate that we will continue to compete with other companies and investors, including other REITs, real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds, banks and insurance companies and the U.S. Government for the acquisition of properties, loans and other Permitted Investments that we seek to acquire or make. Some of the other entities with which we may compete for acquisition opportunities will have substantially greater experience acquiring and owning the types of properties, loans or other Permitted Investments that we seek to acquire or make, as well as greater financial resources and a broader geographic knowledge base than we have. As a result, competition may reduce the number of suitable acquisition opportunities available to us.

The real estate industry is capital intensive and we are subject to risks associated with ongoing needs for renovation and capital improvements to our properties as well as financing for such expenditures. In order for us to remain competitive, our properties will have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. These capital improvements may give rise to the following risks:

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on satisfactory terms; and

•	disruptions in the operation of the properties while capital improvements are underway.

We will not control the management of our properties. In order to maintain our status as a REIT for federal income tax purposes, we may not operate certain types of properties we acquire or participate in the decisions affecting their daily operations. Our success, therefore, will depend on our ability to select qualified and creditworthy tenants who can effectively manage and operate the properties. Our tenants are responsible for maintenance and other day-to-day management of the properties and either enter into agreements with third parties directly or into operating agreements with third-party operators. Because our revenues will largely be derived from rents, our financial condition will be dependent on the ability of third-party tenants and/or operators to operate the properties successfully. We will attempt to enter into leasing agreements with tenants having substantial prior experience in the operation of the type of property being rented, however, there can be no assurance that we will be able to make such arrangements. If our tenants or third-party operators are unable to operate the properties successfully or if we select unqualified operators, then such tenants and operators might not have sufficient revenue to be able to pay our rent, which could adversely affect our financial condition.

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

Joint venture partners may have different interests than we have, which may negatively impact our control over our ventures. Investments in joint ventures involve the risk that our co-venturer may have economic or business interests or goals which, at a particular time, are inconsistent with our interests or goals, that the co-venturer may be in a position to take action contrary to our instructions, requests, policies or objectives, or that the co-venturer may experience financial difficulties. Among other things, actions by a co-venturer might subject assets owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or to other adverse consequences. This risk is also present when we make investments in the securities of other entities. If we do not have full control over a joint venture, the value of our investment will be affected to some extent by a third party that may have different goals and capabilities than ours. As a result, joint ownership of investments and investments in other entities may adversely affect our returns on investments and, therefore, cash available for distributions to our stockholders may be reduced.

It may be difficult for us to exit a joint venture after an impasse. In our joint ventures, there is a risk of impasse in some business decisions because our approval and the approval of each co-venturer will be required for some decisions. In any joint venture, we may have the right to buy the other co-venturer’s interest or to sell our own interest on specified terms and conditions in the event of an impasse regarding a sale. In the event of an impasse, it is possible that neither party will have the funds necessary to complete a buy-out. In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest. As a result, it is possible that we may not be able to exit the relationship if an impasse develops.

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

Our governing documents may discourage takeovers. Certain provisions of our articles of incorporation, including the ownership limitations, transfer restrictions and ability to issue preferential preferred stock, may have the effect of preventing, delaying or discouraging takeovers of CNL Lifestyle Properties by third parties that a stockholder may consider favorable.

Certain provisions of our articles of incorporation may encourage a hostile takeover of CNL Lifestyle Properties. Certain provisions of our articles of incorporation exempt us from the application of Maryland’s Business Combinations Statute and Control Share Acquisition Act. Our exemption from the application of these statutes may have the effect of facilitating: (i) business combinations between us and beneficial owners of 10% or more of the voting power of our outstanding voting stock, and (ii) the acquisition by any Person of shares entitled to exercise or direct the exercise of 10% or more of our total voting power. Because we will not be subject to the provisions of the Business Combinations Statute and the Control Share Acquisition Act, it may be more difficult for our stockholders to prevent or delay business combinations with large stockholders or acquisitions of substantial blocks of voting power by such stockholders or other Persons, should the ownership restrictions contained in our articles of incorporation be waived, modified or completely removed. Such business combinations or acquisitions of voting power could cause us to fail to qualify as a REIT.

Maryland law and our organizational documents limit your right to bring claims against our officers and directors. Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. Our articles of incorporation and bylaws provide that an officer or director’s liability for monetary damages to us, our stockholders or third parties may be limited. Generally, we are obligated under our articles of incorporation and the bylaws to indemnify our officers and directors against certain liabilities incurred in connection with their services. We have executed indemnification agreements with each officer and director and agreed to indemnify them for any such liabilities that they incur. In addition, we have obtained directors and officers insurance in order to cover the expense of certain actions against our officers and directors. The indemnification agreements and insurance coverage could limit our ability and the ability of our stockholders to effectively take action against our officers and directors arising from their service to us without significant expense. We believe that the indemnification and limitation of liability arrangements described above are consistent with the Statement of Policy Regarding Real Estate Investment Trusts adopted by certain states.

Lending Related Risks

Our loans may be affected by unfavorable real estate market conditions. When we make loans, we are at risk of default on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the properties collaterizing mortgage loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop or fail to rise, our risk will increase and the value of our interests may decrease.

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

Lack of principal amortization of loans increases the risk of borrower default at maturity and delays in liquidating defaulted loans could reduce our investment returns and our cash available for distributions. Certain of the loans that we have made do not require the amortization of principal during their term. As a result, a substantial amount of, or the entire principal balance of such loans, will be due in one balloon payment at maturity. Failure to amortize the principal balance of loans may increase the risk of a default during the term, and at maturity, of loans. A default under loans could have a material adverse effect on our ability to pay anticipated distributions to stockholders. Further, if there are defaults under our loans, we may not be able to repossess and sell the underlying properties or other security quickly. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a mortgaged property securing a loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due on our loan. Any failure or delay by a borrower in making scheduled payments to us may adversely affect our ability to make distributions to stockholders.

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

Financing Related Risks

There is no guarantee that borrowing arrangements or other arrangements for obtaining leverage will continue to be available, or if available, will be available on terms and conditions acceptable to us. Unfavorable economic conditions have increased financing costs and limited access to the capital markets. In addition, a decline in market value of our assets may have adverse consequences in instances where we borrow money based on the fair value of those assets. A decrease in market value of those assets may result in the lender requiring us to post additional collateral.

Currently, the market for credit facilities is very challenging and many lenders are actively seeking to reduce their balances outstanding by lowering advance rates on financed assets and increasing borrowing cost, to the extent such facilities continue to be available. In the event we are unable to maintain or extend existing and/or secure new lines of credit or collaterized financing on favorable terms, our ability to make investments and our ability to make distributions may be significantly impacted.

Anticipated borrowing creates risks. We have borrowed and will likely continue to borrow money to acquire assets, to preserve our status as a REIT or for other corporate purposes. We generally mortgage or put a lien on one or more of our assets in connection with any borrowing. We intend to obtain one or more revolving lines of credit of up to $500 million to provide financing for the acquisition of assets, although our board of directors could determine to borrow a greater amount. We currently have a collateralized $100.0 million line of credit. We may repay the line of credit using equity offering proceeds, including proceeds from our stock offering, proceeds from the sale of assets, working capital or long-term financing. We also have and intend to continue to obtain long-term financing. We may not borrow more than 300% of the value of our net assets without the approval of a majority of our Independent Directors. Borrowing may be subject to risk if the cash flow from our properties and other Permitted Investments is insufficient to meet our debt obligations. In addition, our lenders may seek to impose restrictions on future borrowings, distributions and operating policies, including with respect to capital expenditures and asset dispositions. If we mortgage assets or pledge equity as collateral and we cannot meet our debt obligations, then the lender could take the collateral, and we would lose the asset or equity and the income we were deriving from the asset.

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

Tax Related Risks

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes. We believe that we have been organized and have operated, and intend to continue to be organized and to operate, in a manner that will enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2004. A REIT is generally not subject to federal income tax at the corporate level on income it distributes to its stockholders, so long as it distributes annually at least 90% of its taxable income to its stockholders and meets other compliance requirements. We have not requested, and do not plan to request, a ruling from the IRS that we qualify as a REIT. Based upon representations made by our officers with respect to certain factual matters, and upon counsel’s assumption that we have operated and will continue to operate in the manner described in the representations and in our prospectus relating to our common stock offerings, our tax counsel, Arnold & Porter LLP, has rendered an opinion that we were organized and have operated in conformity with the requirements for qualification as a REIT and that our proposed method of operation will enable us to continue to meet the requirements for qualification as a REIT. Our continued qualification as a REIT will depend on our continuing ability to meet highly technical and complex requirements concerning, among other things, the ownership of our outstanding shares of common stock, the nature of our assets, the sources of our income, the amount of our distributions to our stockholders and the filing of TRS elections. No assurance can be given that we qualify or will continue to qualify as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT.

You should be aware that opinions of counsel are not binding on the IRS or on any court. The conclusions stated in the opinion of our tax counsel are conditioned on, and our continued qualification as a REIT will depend on, our company meeting various requirements.

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

Excessive non-real estate asset values may jeopardize our REIT status. In order to qualify as a REIT, among other requirements, at least 75% of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents and government securities. Accordingly, the value of any other property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate not more than 25% of our total assets. In addition, under federal income tax law, we may not own securities in, or make loans to, any one company (other than a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary) which represent in excess of 10% of the voting securities or 10% of the value of all securities of that company or which have, in the aggregate, a value in excess of 5% of our total assets, and we may not own securities of one or more taxable REIT subsidiaries which have, in the aggregate, a value in excess of 25% of our total assets.

The REIT qualification tests are determined at the end of each calendar quarter. If we fail to meet any such test at the end of any calendar quarter, and such failure is not remedied within 30 days after the close of such quarter, we will cease to qualify as a REIT, unless certain requirements are satisfied.

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

Despite our REIT status, we remain subject to various taxes which would reduce operating cash flow if and to the extent certain liabilities are incurred. Even if we qualify as a REIT, we are subject to some federal, state and local taxes on our income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed real estate investment trust taxable income; (ii) “alternative minimum tax” on our items of tax preference; (iii) certain state income taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions;” (v) tax on gains from the sale of certain “foreclosure property;” (vi) tax on gains of sale of certain “built-in gain” properties;” (vi) certain taxes and penalties if we fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain our status as a REIT; and (vii) income tax on taxable income of TRS entities.

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

As of December 31, 2008, through various limited partnerships and limited liability companies, we had invested in 114 real estate investment properties. These properties are described and divided by asset class in the table below and are owned in fee unless otherwise noted (in thousands).

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2008		Initial Purchase Price		Date Acquired
Ski and Mountain Lifestyle

Gatlinburg Sky Lift— Gatlinburg, Tennessee	Scenic chairlift; leasehold interest	$—		$19,940		12/22/05

Cypress Mountain— Vancouver, BC, Canada	358 skiable acres, five chairlifts; permit and fee interests	$—		$27,500		5/30/06

Bretton Woods Mountain Resort— Bretton Woods, New Hampshire	434 skiable acres, nine chairlifts, and three lodging facilities	$29,268	(1)	$45,000		6/23/06

Brighton Ski Resort— Brighton, Utah	1,050 skiable acres, seven chairlifts; permit and fee interests	$16,333		$35,000		1/8/07

Northstar-at-Tahoe Resort— Lake Tahoe, California	2,480 skiable acres, 16 chairlifts; permit and fee interests	$43,459		$80,097		1/19/07

Sierra-at-Tahoe Resort— South Lake Tahoe, California	1,680 skiable acres, 12 chairlifts; permit and fee interests	$19,963		$39,898		1/19/07

Loon Mountain Resort— Lincoln, New Hampshire	275 skiable acres, ten chairlifts; permit and fee interests	$13,372		$15,539		1/19/07

Summit-at-Snoqualmie Resort— Snoqualmie Pass, Washington	1,697 skiable acres, 26 chairlifts; permit and fee interests	$13,372		$34,466		1/19/07

Mountain High Resort— Wrightwood, California	290 skiable acres, 59 trails, 16 chairlifts; permit interest	$—	(4)	$45,000		6/29/07

Sugarloaf Mountain Resort— Carrabassett Valley, Maine	525 skiable acres, 15 chairlifts	$—		$26,000		8/7/07

Sunday River Resort— Newry, Maine	668 skiable acres, 18 chairlifts; permit and fee interests	$—		$50,500		8/7/07

The Village at Northstar— Lake Tahoe, California	Commercial units	$—		$36,100	(2)	11/15/07	(2)

Crested Butte Mountain Resort— Mt. Crested Butte, Colorado	1,167 skiable acres, 16 chairlifts; leasehold interest	$13,109		$41,000		12/5/08

Okemo Mountain Resort— Ludlow, Vermont	624 skiable acres, 19 chairlifts; leasehold interest	$18,416		$57,600		12/5/08

Mount Sunapee Mountain Resort— Newbury, New Hampshire	230 skiable acres, ten chairlifts leasehold interest	$6,075		$19,000		12/5/08

	Total	$173,367		$572,640

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2008	Initial Purchase Price	Date Acquired
Golf

Palmetto Hall Plantation Club— Hilton Head, South Carolina	36-hole public course	$3,823	$7,600	4/27/06

Raven Golf Club at South Mountain— Phoenix, Arizona	18-hole public course	$6,412	$12,750	6/9/06

Bear Creek Golf Club— Dallas, Texas	36-hole public course	$5,599	$11,100	9/8/06

Valencia Country Club— Santa Clarita, California	18-hole private course	$19,012	$39,533	10/16/06

Weston Hills Country Club— Weston, Florida	36-hole private course	$17,001	$35,000	10/16/06

Golf Club at Fossil Creek— Fort Worth, Texas	18-hole public course	$4,600	$7,686	11/16/06

The Golf Club at Cinco Ranch— Houston, Texas	18-hole public course	$4,509	$7,337	11/16/06

Canyon Springs Golf Club— San Antonio, Texas	18-hole public course	$7,709	$13,010	11/16/06

Mansfield National Golf Club— Dallas-Fort Worth, Texas	18-hole public course; leasehold interest	$4,259	$7,147	11/16/06

Plantation Golf Club— Dallas-Fort Worth, Texas	18-hole public course	$2,675	$4,424	11/16/06

Lake Park Golf Club— Dallas-Fort Worth, Texas	27-hole public course; concession- hold interest	$—	$5,632	11/16/06

Royal Meadows Golf Course— Kansas City, Missouri	18-hole public course	$1,187	$2,400	12/22/06

Mesa del Sol Golf Club— Yuma, Arizona	18-hole public course	$3,354	$6,850	12/22/06

Lakeridge Country Club— Lubbock, Texas	18-hole private course	$3,877	$7,900	12/22/06

Fox Meadow Country Club— Medina, Ohio	18-hole private course	$4,604	$9,400	12/22/06

Painted Hills Golf Club— Kansas City, Kansas	18-hole public course	$1,890	$3,850	12/22/06

Signature Golf Course— Solon, Ohio	18-hole private course	$8,360	$17,100	12/22/06

Weymouth Country Club— Medina, Ohio	18-hole private course	$5,137	$10,500	12/22/06

Cowboys Golf Club— Grapevine, Texas	18-hole public course; leasehold interest	$12,266	$25,000	12/26/06

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2008	Initial Purchase Price	Date Acquired
Golf (continued)

Clear Creek Golf Club— Houston, Texas	18-hole public course; concession- hold interest	$—	$1,888	1/11/07

Arrowhead Country Club— Glendale, Arizona	18-hole private course	$9,263	$17,357	11/30/07

Ancala Country Club— Scottsdale, Arizona	18-hole private course	$7,489	$14,107	11/30/07

Tallgrass Country Club— Witchita, Kansas	18-hole private course	$2,759	$5,405	11/30/07

Deer Creek Golf Club— Overland Park, Kansas	18-hole public course	$4,829	$8,934	11/30/07

Arrowhead Golf Club— Littleton, Colorado	18-hole public course	$10,249	$15,783	11/30/07

Hunt Valley Golf Club— Phoenix, Maryland	27-hole public course	$13,796	$23,430	11/30/07

Meadowbrook Golf & Country Club— Tulsa, Oklahoma	18-hole private course	$6,701	$11,530	11/30/07

Stonecreek Golf Club— Phoenix, Arizona	18-hole public course	$8,672	$14,095	11/30/07

Painted Desert Golf Club— Las Vegas, Nevada	18-hole public course	$5,321	$9,468	11/30/07

Mission Hills Country Club— Northbrook, Illinios	18-hole private course	$1,774	$4,779	11/30/07

Eagle Brook Country Club— Geneva, Illinois	18-hole private course	$9,066	$16,253	11/30/07

Majestic Oaks Golf Club— Ham Lake, Minnesota	45-hole public course	$7,095	$13,217	11/30/07

Ruffled Feathers Golf Club— Lemont, Illinois	18-hole public course	$8,179	$13,883	11/30/07

Tamarack Golf Club— Naperville, Illinois	18-hole public course	$4,434	$7,747	11/30/07

Continental Golf Course— Scottsdale, Arizona	18-hole public course	$3,942	$6,419	11/30/07

Desert Lakes Golf Club— Bullhead City, Arizona	18-hole public course	$1,281	$2,637	11/30/07

Tatum Ranch Golf Club— Cave Creek, Arizona	18-hole private course	$2,365	$6,379	11/30/07

Kokopelli Golf Club— Phoenix, Arizona	18-hole public course	$5,716	$9,416	11/30/07

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2008		Initial Purchase Price	Date Acquired
Golf (continued)

Superstition Springs Golf Club— Mesa, Arizona	18-hole public course	$6,307		$11,042	11/30/07

Foothills Golf Club— Phoenix, Arizona	18-hole public course	$5,617		$9,881	11/30/07

Legend at Arrowhead Golf Resort— Glendale, Arizona	18-hole public course	$6,208		$10,438	11/30/07

London Bridge Golf Club— Lake Havasu, Arizona	36-hole public course	$6,898		$11,805	11/30/07

Forest Park Golf Course— St. Louis, Missouri	27-hole public course; leasehold interest	$—		$13,372	12/19/07

Micke Grove Golf Course— Lodi, California	18-hole public course; leasehold interest	$—		$6,550	12/19/07

Shandin Hills Golf Club— San Bernardino, California	18-hole public course	$—		$5,249	3/7/08

The Tradition Golf Club at Broad Bay— Virginia Beach, Virginia	18-hole private course	$5,872		$9,229	3/26/08

The Tradition Golf Club at Kiskiak— Williamsburg, Virginia	18-hole public course	$—		$6,987	3/26/08

The Tradition Golf Club at The Crossings— Glen Allen, Virginia	18-hole public course	$—		$10,084	3/26/08

David L. Baker Golf Course— Fountain Valley, California	18-hole public course	$—		$9,492	4/17/08

Las Vegas Golf Club— Las Vegas, Nevada	18-hole public course	$—		$10,951	4/17/08

Meadowlark Golf Course— Huntington Beach, California	18-hole public course	$—		$16,945	4/17/08

Montgomery Country Club— Laytonsville, Maryland	18-hole private course	$—		$6,300	9/11/08

The Links at Challedon Golf Club— Mount Airy, Maryland	18-hole public course	$—		$3,650	9/11/08

	Total	$260,107		$578,921

Attractions

Hawaiian Falls-Garland— Garland, Texas	11-acre waterpark; leasehold interest	$—	(4)	$6,318	4/21/06

Hawaiian Falls-The Colony— The Colony, Texas	12-acre waterpark; leasehold interest	$—		$5,807	4/21/06

Fiddlesticks Fun Center— Tempe, Arizona	Miniature golf course, bumper boats, batting cages and go-karts	$—	(4)	$5,016	10/6/06

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2008		Initial Purchase Price	Date Acquired
Attractions (continued)

Funtasticks Fun Center— Tucson, Arizona	Miniature golf course, go-karts, batting cages, bumper boats and kiddie land with rides	$—	(4)	$6,424	10/6/06

Putt Putt Fun Center— Lubbock, Texas	Batting cages, go-karts and bumper boats; leasehold interest	$—	(4)	$1,779	10/6/06

Putt Putt Fun Center— Raleigh, North Carolina	Batting cages, go-karts and bumper boats; leasehold interest	$—	(4)	$811	10/6/06

Camelot Park— Bakersfield, California	Miniature golf course, go-karts, batting cages and arcade; leasehold interest	$—	(4)	$948	10/6/06

Zuma Fun Center— Charlotte, North Carolina	Miniature golf course, batting cages, bumper boats and go-karts	$—	(4)	$7,378	10/6/06

Zuma Fun Center— Knoxville, Tennessee	Miniature golf course, batting cages, bumper boats, rock climbing and go-karts	$—	(4)	$2,037	10/6/06

Zuma Fun Center— North Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	$—	(4)	$916	10/6/06

Mountasia Family Fun Center— North Richland Hills, Texas	Two miniature golf courses, go-karts, bumper boats, batting cages, paintball fields and arcade	$—	(4)	$1,776	10/6/06

Zuma Fun Center— South Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	$—	(4)	$4,883	10/6/06

Grand Prix Tampa— Tampa, Florida	Miniature golf course, go-kart and batting cages	$—	(4)	$3,254	10/6/06

White Water Bay— Oklahoma City, Oklahoma	21-acre waterpark	$1,226		$20,000	4/6/07

Splashtown— Houston, Texas	53-acre waterpark	$904		$13,700	4/6/07

WaterWorld— Concord, California	23-acre waterpark; leasehold interest	$695		$10,800	4/6/07

Elitch Gardens— Denver, Colorado	62-acre theme park and waterpark	$8,500		$109,000	4/6/07

Darien Lake— Buffalo, New York	978-acre theme park and waterpark	$6,389		$109,000	4/6/07

Frontier City— Oklahoma City, Oklahoma	113-acre theme park	$1,103		$17,750	4/6/07

Wild Waves & Enchanted Village— Seattle, Washington	67-acre theme park and waterpark; leasehold interest	$1,483		$31,750	4/6/07

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2008		Initial Purchase Price	Date Acquired
Attractions (continued)

Magic Springs and Crystal Falls Theme Park— Hot Springs, Arkansas	70-acre theme park and waterpark	$—	(4)	$20,000	4/16/07

Myrtle Waves Water Park— Myrtle Beach, South Carolina	20-acre waterpark	$—	(4)	$9,100	7/11/08

	Total	$20,300		$388,447

Additional Lifestyle Properties Marinas

Lakefront Marina— Port Clinton, Ohio	470 wet slips; leasehold and fee interests	$—	(4)	$5,600	12/22/06

Sandusky Harbor Marina— Sandusky, Ohio	660 wet slips; leasehold and fee interests	$—	(4)	$8,953	12/22/06

Beaver Creek Marina— Monticello, Kentucky	275 wet slips; leasehold interest	$—	(4)	$10,525	12/22/06

Burnside Marina— Somerset, Kentucky	400 wet slips; leasehold interest	$—	(4)	$7,130	12/22/06

Pier 121 Marina and Easthill Park— Lewisville, Texas	1,007 wet slips, 250 dry storage units; leasehold interest	$—	(4)	$37,190	12/22/06

Manasquan River Club— Brick Township, New Jersey	199 wet slips	$—	(4)	$8,900	6/8/07

Crystal Point Marina— Point Pleasant, New Jersey	200 wet slips;	$—	(4)	$5,600	6/8/07

Eagle Cove Marina— Byrdstown, Tennessee	106 wet slips; leasehold and fee interests	$—	(4)	$5,300	8/1/07

Great Lakes Marina— Muskegon, Michigan	350 wet slips, 150 dry storage units	$—	(4)	$10,088	8/20/07

Holly Creek Marina— Celina, Tennessee	250 wet slips; leasehold and fee interests	$—	(4)	$6,790	8/1/07

Brady Mountain Resort & Marina— Royal (Hot Springs), Arkansas	585 wet slips, 55 dry storage units	$—		$14,140	4/10/08

	Total	$—		$120,216

Dealership

Route 66 Harley-Davidson— Tulsa, Oklahoma	46,000 square-foot retail and service facility with restaurant	$—	(4)	$6,500	4/27/06

	Total	$—		$6,500

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2008	Initial Purchase Price		Date Acquired
Multi-family Residential

Mizner Court at Broken Sound— Boca Raton, Florida	450-unit apartment complex	$85,413	$104,413		12/31/07

	Total	$85,413	$104,413

Hotel

Orlando Grand Plaza Hotel & Suites— Orlando, Florida	399-room hotel (closed while redevelopment plans are being finalized)	$—	$18,527	(3)	5/28/08

	Total	$—	$18,527

	Total Properties	$539,187	$1,789,664

FOOTNOTES:

(1)	This amount includes the Bretton Woods construction loan of approximately $22.4 million as of December 31, 2008.

(2)	On October 2, 2007 and November 15, 2007, we acquired The Village at Northstar from a subsidiary of Northstar Mountain Properties, LLC for an aggregate purchase price of approximately $36.1 million.

(3)	This property previously served as collateral for one of our mortgage notes receivable. We acquired ownership of the property through a settlement agreement in which we released the borrower of its obligations under the note and paid settlement and transaction costs in exchange for the deed to the property.

(4)	In October 2008, we drew $100.0 million on our revolving line of credit, which is collaterized by these ski, attraction, and marina properties.

As of December 31, 2008, we own interests in three unconsolidated ventures that are in the business of owning and leasing real estate. We own an 80% interest in the Intrawest Retail Village Properties, an 80% interest in the Dallas Market Center and a 69.7% interest in the two Great Wolf Waterpark Resorts. The amounts of purchase price and mortgages and other notes payable as of December 31, 2008, which are reflected in the table below, represent only our proportionate share of the total purchase price and outstanding mortgages and other notes payable of the underlying ventures. As of December 31, 2008, we have invested, through unconsolidated entities, in the following properties which are divided by asset class (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2008		Initial Purchase Price	Date Acquired
Destination Retail

Village at Blue Mountain— Collingwood, ON, Canada	39,723 leasable square feet	$16,937	(1)	$8,625	12/3/04

Whistler Creekside— Vancouver, BC, Canada	70,802 leasable square feet	$—		$15,600	12/3/04

Village at Copper Mountain— Copper Mountain, Colorado	97,928 leasable square feet	$9,155		$18,640	12/16/04

Village at Mammoth Mountain— Mammoth Lakes, California	57,924 leasable square feet	$10,309		$18,640	12/16/04

Village of Snowshoe Mountain— Snowshoe, West Virginia	39,846 leasable square feet	$4,057		$6,720	12/16/04

Village of Baytowne Wharf— Destin, Florida	56,104 leasable square feet	$8,337		$13,680	12/16/04

Village at Stratton— Stratton, Vermont	47,837 leasable square feet	$2,382		$7,600	12/16/04

	Total	$51,177		$89,505

Merchandise Marts

Dallas Market Center— International Floral and Gift Center — Dallas, Texas	4.8 million leasable square feet	$118,704		$199,200	2/14/05

	Total	$118,704		$199,200

Attractions
Great Wolf Waterpark Resorts

Great Wolf Lodge—Wisconsin Dells— Wisconsin Dells, Wisconsin	76,000 square-foot waterpark, 309 guest suites, 77 condominium units with 128 rooms and 64,000 square-foot indoor entertainment area	$43,911	(2)	$42,000	10/4/05

Great Wolf Lodge—Sandusky— Sandusky, Ohio	42,000 square-foot indoor entertainment area with waterpark, 6,000 square feet of meeting space, fitness center, arcade and gift shop	$—		$38,150	10/4/05

	Total	$43,911		$80,150

	Total Properties	$213,792		$368,855

FOOTNOTES:

(1)	This amount encumbers both the Village at Blue Mountain and Whistler Creekside properties and was converted from Canadian dollars to U.S. dollars at an exchange rate of 1.224 Canadian dollars for $1.00 U.S. dollar on December 31, 2008.

(2)	This amount encumbers both the Great Wolf Lodge—Wisconsin Dells and Sandusky properties.

In addition to the properties listed above, we made the following acquisition subsequent to December 31, 2008 (in thousands):

Name and Location	Description	Mortgages Payable	Initial Purchase Price	Date Acquired
Jiminy Peak Mountain Resort— Hancock, Massachusetts	800 skiable acres, eight chairlifts; fee interest	$—	$27,000	1/27/09

Item 3.	Legal Proceedings

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While resolution of these matters cannot be predicted with certainty, we believe, based upon currently available information that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information. There is no established public trading market for our shares, and even though we intend to list our shares on a national securities exchange or over-the-counter market if market conditions are satisfactory, a public market for our shares may not develop even if the shares are listed. Prior to such time, if any, as the listing of our shares occurs, any stockholder who has held shares for not less than one year (other than our Advisor or its affiliates) may present all or any portion equal to at least 25% of such stockholder’s shares to us for redemption at any time pursuant to our existing redemption plan. See the section entitled “Redemption of Shares” below for additional information regarding our redemption plan.

As of December 31, 2008, the price per share of our common stock was $10.00. We determined the price per share based upon the price we believed investors would pay for the shares and upon the price at which our shares are currently selling. We did not take into account the value of the underlying assets in determining the price per share.

We are aware of sales of our common stock made between investors totaling 21,793 shares sold at an average price of $9.21 per share during 2008, 16,293 shares sold at an average price of $8.96 per share during 2007 and 6,000 shares sold at an average price of $8.50 per share during 2006.

Beginning on April 16, 2004, we offered for sale up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933 (File No. 333-108355), as amended (the “1st Offering”). We commenced active operations on June 23, 2004, when the minimum required offering proceeds were received and funds were released to us from escrow. Our activities from August 11, 2003, our inception, through June 23, 2004 were devoted to the organization of the company. On March 31, 2006, the 1st Offering was terminated and on April 4, 2006, we commenced our second common stock offering for sale up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933 (File No. 333-128662), as amended (the “2nd Offering”). On April 4, 2008, the 2nd Offering was terminated and on April 9, 2008, we commenced our third common stock offering for sale up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933 (File No. 333-146457), as amended (the “3rd Offering”) including up to $47.5 million in shares of common stock (five million shares of common stock at $9.50 per share) available for sale under the terms of our distribution reinvestment plan. As of December 31, 2008, we had cumulatively raised approximately $2.3 billion (230.4 million shares) in subscription proceeds including approximately $126.4 million (13.3 million shares) received through our reinvestment plan. As of March 1, 2009, we had approximately 73,000 common stockholders of record.

The following table summarizes our public offerings as of December 31, 2008 (in thousands). Redemptions are shown under the offering in which the investor originally purchased its shares that were redeemed.

	1st Offering		2nd Offering		3rd Offering		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Subscriptions received	51,247	$512,540	145,242	$1,448,595	20,645	$208,306	217,134	$2,169,441
Subscriptions received pursuant to reinvestment plan	862	8,188	7,520	71,440	4,919	46,733	13,301	126,361
Redemptions	(2,660)	(25,503)	(1,867)	(17,526)	(8)	(77)	(4,535)	(43,106)

Total	49,449	$495,225	150,895	$1,502,509	25,556	$254,962	225,900	$2,252,696

Number of investors	15,984		47,858		7,856		71,698

In addition to the shares sold through our public offerings, our Advisor purchased 20,000 shares for $200,000 preceding the commencement of our 1st Offering. In December 2004, 117,706 restricted common shares for $1.2 million were issued to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly owned indirectly by our chairman of the board.

We have used these offering proceeds primarily for the following purposes (approximate amounts in thousands):

Acquisition of real estate, net of loan proceeds	$1,224,854
Capital expenditures	140,672
Investment in unconsolidated entities, net of loan proceeds	171,954
Investments in mortgage loans receivable, net of repayment	191,535
Payment of offering costs	36,107
Payment of selling commissions and marketing support fees	210,558
Payment of acquisition costs and fees	104,911
Deposits outstanding	872
Redemptions of common stock	43,106

Total	$2,124,569

Distributions. We make distributions to stockholders pursuant to the provisions of our articles of incorporation. For the years ended December 31, 2008 and 2007, we declared and paid cash distributions of approximately $128.4 million and $94.1 million, respectively, to the stockholders. For the years ended December 31, 2008 and 2007, approximately 41.0% and 58.0%, respectively, of the distributions paid to stockholders were considered ordinary income and approximately 59.0% and 42.0%, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2008 and 2007, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

The following table presents total distributions declared and distributions per share (in thousands except per share data):

2008 Quarters	First	Second	Third	Fourth	Year
Total distributions declared	$29,911	$31,361	$32,771	$34,315	$128,358
Distributions per share	0.1538	0.1538	0.1537	0.1537	0.6150

2007 Quarters	First	Second	Third	Fourth	Year
Total distributions declared	$18,258	$21,890	$26,144	$27,775	$94,067
Distributions per share	0.1500	0.1500	0.1500	0.1500	0.6000

On January 27, 2009, our board of directors declared a special distribution of $0.035 per share to stockholders of record as of March 31, 2009. Additionally, we will increase our monthly distribution rate from $0.05125 to $0.0521 per share effective April 1, 2009. The special distribution will be paid on June 30, 2009 along with our quarterly distribution. On an annualized basis the increased rate, excluding the special distribution, would represent a 6.25% return if paid for twelve months based on the current $10.00 per share offering price of our common stock.

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

If we elect to redeem shares, the following conditions and limitations would apply. The full amount of the proceeds from the sale of shares under the reinvestment plan (the “Reinvestment Proceeds”) attributable to any calendar quarter will be used to redeem shares presented for redemption during such quarter. In addition, we may, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. Any amount of offering proceeds which is available for redemptions, but which is unused, may be carried over to the next succeeding calendar quarter for use in addition to the amount of offering proceeds and Reinvestment Proceeds that would otherwise be available for redemptions. At no time during a 12-month period, however, may the number of shares we redeem (if we determine to redeem shares) exceed 5% of the weighted average shares of our common stock at the beginning of such 12-month period. For the year ended December 31, 2008, we redeemed approximately 3.6 million shares at an average price of approximately $9.52 per share, for a total of approximately $34.0 million.

Issuer Purchases of Equity Securities. The following table presents details regarding our repurchase of securities between October 1, 2008 and December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased under the Plan
October 1, 2008 through October 31, 2008	—	—	—	6,333,726
November 1, 2008 through November 30, 2008	—	—	—	6,333,726
December 1, 2008 through December 31, 2008	1,736,935	$9.57	1,736,935	5,074,904

Total	1,736,935		1,736,935

Shares are redeemed on a quarterly basis. In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and we determine to redeem shares, each stockholder’s request will be reduced on a pro-rata basis at the end of each quarter, with the actual redemption occurring at the beginning of the next quarter. A stockholder whose shares are not redeemed due to insufficient funds in that quarter can ask that the request to redeem the shares be honored at such time as sufficient funds exist. In such case, the redemption request will be retained, and such shares will be committed for redemption (if we determine to redeem shares) in the same manner as described above at the end of the next quarter. Alternatively, if a redemption request is not satisfied and the stockholder does not make a subsequent request to redeem its shares at such time as sufficient proceeds from the Reinvestment Plan exist, we will treat the initial redemption request as cancelled. Stockholders will not relinquish their shares of common stock to us until such time as we commit to redeem such shares. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a request in writing. Until such time as a commitment is communicated and shares are actually delivered to us, a stockholder may withdraw its redemption request.

A stockholder who wishes to have his or her shares redeemed must mail or deliver a written request on a form we provide, executed by the stockholder, its trustee or authorized agent, to the redemption agent, which is currently Boston Financial Data Services, Inc. The redemption agent at all times will be registered or exempt from registration as a broker-dealer with the Commission and each state securities commission. Within 30 days following the redemption agent’s receipt of the stockholder’s request, the redemption agent will forward to such stockholder the documents necessary to affect the redemption, including any signature guarantee we or the redemption agent may require. In the event that we elect to accept such shares for redemption, the redemption agent will affect such redemption for the calendar quarter provided that it receives the properly completed redemption documents relating to the shares to be redeemed from the stockholder at least one calendar month prior to the last day of the current calendar quarter and has sufficient funds available to redeem such shares. The effective date of any redemption will be the last date during a quarter during which the redemption agent receives the properly completed redemption documents. As a result, we anticipate that, assuming sufficient funds are available for redemption, the redemptions will be paid no later than 30 days after the quarterly determination of the availability of funds for redemption.

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

SELECTED FINANCIAL DATA

The following selected financial data for CNL Lifestyle Properties, Inc. should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.—Financial Statements and Supplementary Data” (in thousands except per share data):

	Year Ended December 31,
	2008	2007	2006	2005	2004(1)
Operating Data:
Revenues	$210,415	$139,422	$21,887	$227	$—
Operating income (loss)	57,578	34,661	1,295	(4,984)	(1,280)
Income (loss) from continuing operations	34,240	35,356	19,250	6,583	(683)
Discontinued operations(2)	2,396	169	135	—	—
Net income (loss)	36,636	35,525	19,385	6,583	(683)
Net income (loss) per share (basic and diluted):
From continuing operations	0.16	0.22	0.31	0.33	(0.17)
From discontinued operations	0.01	—	—	—	—
Weighted average number of shares outstanding (basic and diluted)	210,192	159,807	62,461	19,796	4,076
Cash distributions declared and paid(3)	128,358	94,067	33,726	10,096	1,173
Cash distributions declared and paid per share	0.62	0.60	0.56	0.54	0.26
Cash provided by operating activities	118,782	117,212	45,293	4,616	755
Cash used in investing activities	369,193	1,221,387	562,480	199,063	41,781
Cash provided by financing activities	424,641	842,894	721,293	251,542	77,735

	Year Ended December 31,
	2008	2007	2006	2005	2004(1)
Balance Sheet Data:
Real estate investment properties	$1,862,502	$1,603,061	$464,892	$20,953	$—
Investments in unconsolidated entities	158,946	169,350	178,672	212,025	41,913
Mortgages and other notes receivable	182,073	116,086	106,356	3,171	—
Cash	209,501	35,078	296,163	93,804	36,710
Total assets	2,529,735	2,042,210	1,103,699	336,795	85,956
Long-term debt obligations	539,187	355,620	69,996	—	—
Total liabilities	707,363	424,896	104,505	12,163	11,004
Rescindable common stock	—	—	21,688	—	—
Stockholders’ equity	1,822,372	1,617,314	977,506	324,632	74,952

Other Data:
Funds from operations (“FFO”)(4)	148,853	118,378	40,037	14,170	(579)
FFO per share	0.71	0.74	0.64	0.72	(0.14)
Properties owned directly at the end of period	104	90	42	1	—
Properties owned through unconsolidated entities at end of the period	10	10	10	10	7
Investments in mortgages and other notes receivable at the end of period	11	9	7	1	—

FOOTNOTES:

(1)	Operations commenced on June 23, 2004 when we received minimum offering proceeds of $2.5 million and funds were released from escrow. We completed our first investment in December 2004. The historical results of operations are not necessarily indicative of future performance due to our limited operating history and our rate of growth attributable to the significant increase in proceeds raised through our offerings as well as the number and magnitude of real estate acquisitions made in recent periods.

(2)	On December 12, 2008, we sold our Talega Golf Course property to Won & Jay, Inc. (“W&J”) for $22.0 million, resulting in a gain of approximately $4.5 million. At the same time, we paid approximately $2.4 million in loan prepayment fees and terminated our lease on the property with Heritage Golf. In connection with the sale, we received cash in the amount of $12.0 million and promissory note from W&J in the amount of $10.0 million. See “Mortgages and Other Notes Receivable” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. In accordance with generally accepted accounting principles (“GAAP”), we have reclassified and included the results from the property sold in 2008 as discontinued operations in the consolidated statements of operations for all periods presented.

(3)	Cash distributions are declared by the board of directors and generally are based on various factors, including expected and actual net cash from operations and our general financial condition, among others. Approximately 41.0%, 58.0%, 71.9%, 51.9%, and 24.0% of the distributions received by stockholders were considered to be ordinary income and approximately 59.0%, 42.0%, 28.1%, 48.1%, and 76.0% were considered a return of capital for federal income tax purposes for the years ended December 31, 2008, 2007, 2006, 2005, and 2004, respectively. We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital, as described in our advisory agreement.

(4)	We consider funds from operations (“FFO”) to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) and as used herein, means net income determined in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. We believe that by excluding the effect of depreciation and amortization, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income); (ii) is not necessarily indicative of cash flow available to fund cash needs; and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies. Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income as reported in the accompanying consolidated financial statements and notes thereto.

Reconciliation of net income (loss) to FFO for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 (in thousands except per share data):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net income (loss)	$36,636	$35,525	$19,385	$6,583	$(683)
Adjustments:
Depreciation and amortization(a)	98,901	64,883	8,489	17	—
Gain on sale of real estate investment properties	(4,470)	—	—	—	—
Net effect of FFO adjustment from unconsolidated entities(b)	17,786	17,970	12,163	7,570	104

Total funds from operations	$148,853	$118,378	$40,037	$14,170	$(579)

Weighted average number of shares of common stock outstanding (basic and diluted)	210,192	159,807	62,461	19,796	4,076

FFO per share (basic and diluted)	$0.71	$0.74	$0.64	$0.72	$(0.14)

FOOTNOTES:

(a)	This amount includes depreciation and amortization for our Talega Golf Course property, which was sold on December 12, 2008 and reclassified to discontinued operations.

(b)	Represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the hypothetical liquidation at book value (“HLBV”) method of accounting.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

CNL Lifestyle Properties, Inc., formerly known as CNL Income Properties, Inc., was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we lease on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenant operators or to affiliated tenants who contract third-party managers that we consider to be significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We also make and acquire loans (including mortgage, mezzanine and other loans) generally collateralized by interests in real estate. We currently operate and have elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2004. We have retained CNL Lifestyle Company, LLC, formerly known as CNL Income Company, LLC, as our Advisor to provide management, acquisition, advisory and administrative services.

All capitalized terms used herein but not defined shall have the meanings described to them in the “Definitions” section of our Prospectus.

GENERAL

One of our principal business objectives is to build and manage a diversified portfolio of real estate investments. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of March 1, 2009, we had a portfolio of 115 lifestyle properties that, when aggregated by purchase price, was diversified as follows: approximately 32% in ski and mountain lifestyle, 26% in golf, 21% in attractions and 21% in additional lifestyle properties. These assets specifically consist of 53 golf courses, one dealership, one merchandise mart, 23 ski and mountain lifestyle properties, 11 marinas, 24 attractions, one multi-family residential property and one property held for redevelopment. Ten of these 115 properties are owned through unconsolidated ventures and three are located in Canada. We have also made a number of loans with an aggregate outstanding principal balance of approximately $166.8 million at March 1, 2009.

The real estate industry and the U.S. economy as a whole has been faced with significant challenges in 2008 that will likely continue through at least 2009. However, we believe that many of our properties are well positioned to take advantage of the recent decline in the U.S. economy because of their accessible drive-to locations and the types of activities and experiences offered at affordable price points. While individuals may shorten or forgo an expensive vacation to a destination resort, our research shows that they still spend time with their families on leisure activities. For example, there has been a reported rise in “staycations” which can be defined as a period of time in which an individual or family stays at home engaging in nearby leisure activities or takes regional day trips from their home to area attractions as opposed to a destination or fly-to vacation. Even in a down market, spending on leisure pursuits continues and while certain consumers will reduce their spending on material items and luxury goods, they will still continue to seek leisure and recreational outlets to create memories with family and friends. Many of the asset classes in which we operate are reporting sustained or better operating levels in comparison to prior years or seasons, while others continue to face challenges and uncertainties.

Ski and mountain lifestyle. The U.S. ski industry set an all-time record of 60.5 million skier and rider visits for the 2007/2008 season. According to the National Ski Areas Association (NSAA), U.S. ski areas have reported that skiers and snowboarders continue to visit the slopes in strong numbers despite current economic conditions. Fall 2008 reports of season pass sales for the 2008/2009 season across the nation were at record levels, and at resorts with early snow, skiers were turning out at the same level as, or in higher numbers than last season, and above the 10 year average. An October survey of a national sampling of skiers and snowboarders showed the total number of intended ski days for the season to be on pace with last year across every region. More than half of the participants surveyed said they would seek out destinations closer to home and 50 percent said they would seek out more affordable lodging and reduce the amount they spend on food and beverage. These statistics are consistent with the results and trends we are experiencing with most of our ski & mountain lifestyle properties and tenants: visitation is up at many of our resorts while profitability per visit is being compressed.

Attractions. The regional and local gated park attractions have historically been resistant to recession. According to a 2008 publication by PricewaterhouseCoopers, Global Entertainment and Media Outlook 2008—2012, “Theme Parks and Amusement Parks”, spending on parks and attractions in the U.S. is expected to increase from $12.5 billion in 2008 to $14.5 billion in 2012. Attendance in the U.S. is expected to increase from 347 million visits in 2008 to 373 million in 2012. PARC Management, our largest operator of attractions, experienced a 13% growth in attendance in 2008 and recently released the following statement: “Pre-season annual pass sales can be a good indicator of demand for our drive-to, value-based entertainment. Through January, we are experiencing double digit percentage increases over 2008 in annual pass sales across our portfolio of themeparks and waterparks. We believe this momentum demonstrates the shift that consumers are making to closer to home entertainment.”

Golf. According to the National Golf Foundation (NGF), participation is stable at approximately 29.5 million golfers, 500 million rounds, and 16,000 facilities. As of December 2008, the annual year-to-date number of rounds played was only down 1.8% against the same period in 2007. However, the NGF estimates that half of the core golfers are being impacted by the slowing economy and are cutting back on spending for playing fees, food and beverage and merchandise. The hardest hit group in this industry is the private courses, which have been affected by the decline in the general economy and housing market causing a drop in new membership sales. As discussed below, our largest golf tenant has been adversely affected by the weakening economy and inability to access capital markets for working capital needs.

Overall, the prevailing trend across all of our asset classes is that the leading industry indicators, such as number of skier or attraction visits or golf rounds played, have been generally sustained or increased in some cases during this economic downturn. However, the per head spending has decreased, thus having a potential impact on our earnings and cash flows. We closely monitor the performance of all tenants, their financial strength, their ability to pay rent under the leases for our properties, and any potential indicators of impairment in the value of our assets. Our asset managers review operating results and rent coverage compared to budget for each of our properties on a monthly basis, monitor the local and regional economy, competitor activity, and other environmental, regulatory or operating conditions for each property, make periodic site visits and engage in regular discussions with our tenants. In some cases, we have provided temporary relief from the current market conditions in the form of rent deferrals or have modified lease terms for certain tenants that are most significantly impacted by seasonality such that the majority, if not all, of the scheduled rents are paid during the seasonally busy months. In addition, whenever the situation warrants, we evaluate our properties for impairment in accordance with generally accepted accounting principles (see further discussion of our methods and assumptions under “Critical Accounting Policies—Impairments”). Based on our analyses, we have not identified any impairments in the carrying value of our real estate assets. We continue to believe that our properties have long-term value and we continue to manage our portfolio through these temporary and cyclical market conditions with a long-term view.

We will continue to focus on property acquisitions and other investments with increased focus on the management and oversight of our existing assets. We have, and intend to maintain, low leverage and a conservative FFO payout ratio in comparison to our competitors. Our conservative lease structures generally require security deposits and include cross-default provisions when multiple properties are leased to a single tenant.

We experience competition from other REITs, real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds and other investors, including, but not limited to, banks and insurance companies, many of which have greater financial resources than us in the acquisition, leasing and financing of properties within our targeted asset classes. Due to the current conditions in the U.S. financial markets, the availability of capital resources from these competitor sources has dramatically decreased and rates and spreads have begun to fluctuate. As rates and spreads begin to normalize, and when and if U.S. government monies become available through economic stimulus packages, our competition for investments will likely increase or revert back to historical levels. These competitors may also have a lower cost of capital and are subject to less regulation. The level of competition impacts our ability to find both real estate investments and tenants. We may also face competition from other funds in which affiliates of our Advisor may participate or advise.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other Permitted Investments and for the payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans are generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, from interest payments on the loans we make, interest earned on our cash balances and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could significantly decrease our ability to pay distributions to our stockholders. In addition, we have a revolving line of credit on which we have drawn $100.0 million to ensure we have sufficient cash available for future acquisitions and working capital needs.

We intend to continue to acquire properties, make loans and other Permitted Investments with proceeds from our public offerings, our working line of credit and long-term debt financing. If sufficient capital is not raised, or if affordable debt is unavailable, it would limit our ability to acquire additional properties or make loans and Permitted Investments.

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to continue to be generated from properties, loans and other Permitted Investments to cover a significant portion of such distributions and any temporary shortfalls are expected to be funded with cash borrowed under our line of credit. In the event that our properties do not perform as expected or that we are unable to acquire properties at the pace expected, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long-term. Our ability to acquire properties is in part dependent upon our ability to locate and contract with suitable third-party tenants. The inability to locate suitable tenants may delay our ability to acquire certain properties. We are also challenged due to the complex and expensive structures we must use to acquire properties due to the tax, accounting and legal requirements of being a REIT. Delays in acquiring properties or making loans with the capital raised from our common stock offerings adversely affect our ability to pay distributions to our existing stockholders.

We believe that our current liquidity needs to pay operating expenses, debt service and distributions to stockholders will be adequately covered by cash generated from operating activities and cash on hand. We have no significant debt maturities coming due until the middle of 2010 when our $100.0 million revolving line of credit matures. We have the ability to extend this maturity for two years subject to approval of the syndicate of lenders, however, there can be no assurance that such extension will be approved. The acquisition of additional real estate investments will be dependent upon the amount and pace of capital raised through our public offerings and our ability to obtain additional long-term debt financing, both of which have been affected by recent market conditions.

Recent Market Conditions

In recent months the global and U.S. economy has deteriorated significantly, which negatively impacted foreign and domestic stock markets and banking systems as well as many companies across most industry segments. As of the date of this report, there is still a great deal of uncertainty regarding whether conditions will continue to worsen, the duration of the economic downturn, and what the full short and long-term impact of these events will be on the global and U.S. economy and individual businesses. Additionally, there is no ability to project when conditions will begin to improve. We continue to monitor economic events, capital markets and the financial stability of our tenants to minimize the impact on our business. While we remain cautious about the impact of these events on us, we are also optimistic that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are unavailable. As of March 1, 2009, we had approximately $219.1 million in cash available to support our business and to acquire new properties. The following is a summary of how the current economic crisis has impacted us to date and how we believe it will impact us going forward with respect to capital markets and our existing operations.

Impact on Capital Markets—We have seen a significant decrease in the availability of debt. When and where debt is available, we anticipate that our cost of borrowing will likely increase over historical rates. We continue to maintain a low leverage ratio, which was approximately 25.3% at December 31, 2008 with a long-term target of 50% debt to total assets. As discussed above, we have no near-term debt maturities, with the first significant maturity occurring in the middle of 2010. Sales of our common stock were lower in 2008 than in 2007 because of higher than normal sales in 2007 which resulted from the recycling of capital from the sale of other unlisted REITs in early 2007. However, like the entire unlisted REIT industry, we have experienced a recent decrease in the average daily sales of our common stock beginning in the fourth quarter of 2008 as a result of the current economic environment. Reduced sales of our stock and an inability to access debt markets may limit the amount of capital that we have available to take advantage of future acquisition opportunities.

Impact on Tenants’ Operations—Some of our tenants have experienced difficulties or have been unable to obtain working capital lines of credit or renew existing lines of credit due to the current state of the capital markets. This has created working capital shortages for some tenants, particularly during off season months. To partially alleviate this issue, we have modified the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy period. In some situations, we have or may consider modified lease terms to allow for rent deferrals or reductions for a period of time. In the event that a tenant defaults and vacates our property, applicable tax laws permit us to engage a third-party manager to operate the property on our behalf for a period of up to three years until we can re-lease it. During this period, we would receive operating income from the property, which may be less than the rents that were contractually due under the prior leases. As noted above, we believe we have sufficient cash on hand to offset any adverse effects on our operations that could result from a downturn in our tenants’ businesses in the coming year.

The general downturn in the economy has also adversely affected some of our tenants’ operating performance, most notably, Heritage Golf and EAGLE. Heritage Golf, our tenant at three of our golf properties, defaulted on two of its leases beginning in November 2008 and was removed as the tenant at Weston Hills Country Club and Valencia Country Club effective February 1, 2009.

EAGLE notified us in June 2008 that it was having working capital shortages and would be unable to pay rent. Its working capital shortages were due primarily to reduced net operating income and cash flows at the 43 golf courses it operates on our behalf and particularly at our private courses which rely on membership sales to generate operating cash flow. Additionally, EAGLE was unable to obtain additional working capital from either its private equity capital partner or a line of credit from a third-party lender due to the current state of the capital markets. As a result, during the second half of 2008 we agreed to forgo unpaid rents totaling $9.3 million. In exchange, EAGLE released to us $11.8 million in cash security deposits held pursuant to our leases. We used the $11.8 million in cash security deposits to offset the $9.3 million in past due rent and, accordingly, recognized the full amount of rental income due under the existing leases during 2008.

After significant analysis and consideration, we determined that it is in our best long-term interests for EAGLE to continue operating these golf courses. Upon receiving lender approval, we intend to amend the terms of our leases with EAGLE to initially reduce base rent. Under the proposed amendment, base rent will increase as property-level gross revenues increase. These amended terms will allow us to potentially recapture the original EAGLE lease rates when market and operating conditions improve. Additionally, we will defer rent for the first six months of 2009 to allow the tenant to build up working capital. Such amounts are scheduled to be paid in the last ten years of the lease term beginning in 2019.

If economic conditions continue to worsen or continue for an extended period of time, other tenants may experience difficulties which would put pressure on their ability to pay the full amount of rent due under their leases. As part of our conservative leasing strategy, we obtain security deposits from all tenants and often cross-default leases for tenants that operate multiple properties which helps discourage them from defaulting. However, we will continue to monitor all of our tenants and work with them to minimize the effect that such conditions could have on our ability to collect rent.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of December 31, 2008, we had received approximately $2.3 billion (230.4 million shares) in total offering proceeds. The following table summarizes our public offerings as of December 31, 2008 (in thousands). Redemptions are shown under the offering in which the investor originally purchased its shares that were redeemed.

	1st Offering		2nd Offering		3rd Offering		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Subscriptions received	51,247	$512,540	145,242	$1,448,595	20,645	$208,306	217,134	$2,169,441
Subscriptions received pursuant to reinvestment plan	862	8,188	7,520	71,440	4,919	46,733	13,301	126,361
Redemptions	(2,660)	(25,503)	(1,867)	(17,526)	(8)	(77)	(4,535)	(43,106)

Total	49,449	$495,225	150,895	$1,502,509	25,556	$254,962	225,900	$2,252,696

Number of investors	15,984		47,858		7,856		71,698

In addition to the shares sold through our public offerings, our Advisor purchased 20,000 shares for $200,000 preceding the commencement of our 1st Offering. In December 2004, 117,706 restricted common shares for $1.2 million were issued to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly owned indirectly by our chairman of the board.

The amount of capital we raised through our public offering in 2008 was approximately $387.0 million, which was significantly less than the $776.9 million we raised in 2007 and approximately $754.0 million we raised in 2006. As discussed above, this decrease was due, in part, to higher than normal sales in 2007 and 2006 which resulted from the recycling of capital from the sale of other unlisted REITs during 2007 and 2006. However, part of the decrease in the average daily sales of our common stock is a result of the current economic environment and increased competition in the unlisted REIT industry. Due to the weakened U.S. economy and the continued uncertainty in the capital markets, we cannot predict the number of shares we will sell or proceeds we will raise through our public offering in the coming year. During the first two months of 2009, we raised an average of $12.3 million per month though our public offering.

Line of Credit

On October 15, 2007, we obtained a $100.0 million syndicated revolving line of credit. In October 2008, we drew $100.0 million to ensure that we have sufficient cash available for future acquisitions and working capital needs. As of March 1, 2009, we had approximately $219.1 million in cash on hand including the funds drawn from our line of credit. The line of credit bears interest at either the lower of: Prime or, 30-day, 60-day or 90-day LIBOR plus 2.0%, matures on October 15, 2010, and is collateralized by a ski property and certain of our attractions and marina properties that have an aggregate carrying value of approximately $232.0 million at December 31, 2008. This maturity may be extended for two years subject to approval from the syndicate of lenders. However, there is no assurance that such extension will be approved. The terms of the line of credit require us to meet certain customary financial covenants and ratios including (a) a maximum leverage ratio not to exceed 65%, (b) a minimum fixed charge ratio of no less than 115%, and (c) a minimum net worth of no less than $750.0 million plus 75% of equity raised since July 1, 2007. We were in compliance with these covenants as of December 31, 2008.

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

As of December 31, 2008 and 2007, we had the following indebtedness (in thousands):

	Collateral & Approximate Carrying Value of Collateral at December 31, 2008	Interest Rate	Maturity Date	Balance as of December 31,
				2008	2007
Variable rate debt:
Mortgage debt(1)	1 lifestyle residential property, $102.9 million	30-day LIBOR + Spread	1/2/2015	$85,413	$85,413
Mortgage debt	1 ski and mountain lifestyle property, $69.5 million	30-day LIBOR + 2.00%	7/1/2010	22,430	3,587

Total variable rate debt				$107,843	$89,000

Fixed rate debt:
Seller financing(2)	3 ski and mountain lifestyle properties, $123.6 million	9.00% - 9.50%	12/31/2011	$37,600	$—
Mortgage debt	1 golf property, $9.6 million	7.28%	3/1/2016	5,872	—
Mortgage debt	22 golf properties, $246.0 million	6.09%	2/5/2013	137,961	—
Mortgage debt	8 golf properties, $80.2 million	6.58%	7/1/2017	40,674	41,685
Mortgage debt	5 ski and mountain lifestyle properties, $230.5 million	6.11%	4/5/2014	106,499	109,560
Seller financing	unsecured	8.75%	4/1/2017	20,300	22,000
Mortgage debt	5 golf properties, $36.9 million	6.35%	3/1/2017	23,753	24,370
Mortgage debt(3)	2 golf properties, $71.8 million	6.33%	12/1/2016	36,013	45,909
Mortgage debt	3 golf properties, $29.1 million	6.18%	12/1/2016	15,834	16,258
Seller financing	unsecured	5.20%	6/19/2009	338	338
Seller financing	$8.0 million certificate of deposit	5.77%	6/19/2010	6,500	6,500

Total fixed rate debt				431,344	266,620

Total debt				$539,187	$355,620

FOOTNOTES:

(1)	In connection with the foreclosure on the Mizner property on December 31, 2007, we obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR plus 1.72% on the first $57.3 million, 30-day LIBOR plus 1.5% (of which 1.25% is deferred until maturity) on the next $16.7 million and 30-day LIBOR plus 1.5% on the remaining $11.4 million (of which approximately all is deferred until maturity). On January 2, 2008, we entered into an interest rate hedging instrument that swapped the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year, and on the next $16.7 million to a blended fixed rate of 5.80% for the term of the loan (of which 1.25% is deferred until maturity). This hedging instrument was designated as a cash flow hedge of interest payments from inception of the hedge.

(2)	On December 5, 2008, we acquired the Triple Peaks Ski Resorts Portfolio for an aggregate purchase price of approximately $117.6 million (excluding transaction costs), consisting of $80.0 million in cash and seller financing of approximately $37.6 million. The seller financing is collateralized by a first mortgage on the resort properties and requires payment by us of monthly interest-only payments, with all principal due at maturity on December 31, 2011. The outstanding principal of the note bears interest at 9.0% through December 31, 2009, 9.25% through December 31, 2010, and 9.5% through December 31, 2011.

(3)	On December 12, 2008, we sold our Talega Golf Course property for $22.0 million, resulting in a gain of approximately $4.5 million. At the same time, we paid approximately $2.4 million in loan prepayment fees and paid off the portion of the mortgage loan collaterized by this property of approximately $8.8 million.

The following is a schedule of future principal payments and maturities for all mortgages and other notes payable (in thousands):

2009	$10,302
2010	39,421
2011	48,652
2012	11,647
2013	135,588
Thereafter	293,577

Total	$539,187

In addition, our $100.0 million revolving line of credit matures in 2010. We have the ability to extend this maturity for two years subject to approval of the syndicate of lenders. The terms of our line of credit require us to meet certain customary financial covenants and ratios. We were in compliance with these covenants at December 31, 2008. Our other long term borrowings are not subject to any significant restrictive financial covenants.

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $118.8 million for the year ended December 31, 2008 which consisted primarily of rental revenues, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances, offset by payments made for operating expenses (including asset management fees to our advisor). The net cash flow from operating activities was approximately $117.2 million for the year ended December 31, 2007. We would have expected more of an increase in cash flows from operating activities as a result of the additional properties we acquired in late 2007 and in 2008, however, cash flows were impacted by EAGLE’s financial difficulties as a result of the economic downturn. Approximately $9.3 million in rental payments to us from EAGLE were forgone in 2008 and offset against their security deposit, thus directly reducing our operating cash flows. In addition, due to the reduction in acquisition activity in 2008 in comparison to 2007, we collected significantly less cash security deposits in connection with new leases and received less interest on cash balances as a result of reduced yields paid by depository institutions. Lastly, the reduction in net cash flows provided by operating activities was due to an increase in our operating expenses as a result of the increase in our total assets under management. Net cash flow provided by operating activities was approximately $45.3 million for the years ended December 31, 2006 which consisted primarily of rental revenues, interest income on mortgages and other notes receivable, security deposits from our third-party tenants, distributions from our unconsolidated entities, offset by payments made for operating expenses.

Dispositions and Discontinued Operations

On December 12, 2008, we sold the Talega Golf Course property for $22.0 million, resulting in a gain of approximately $4.5 million. In connection with the disposition, we paid approximately $2.4 million in loan prepayment fees and paid off the portion of our mortgage loan collateralized by the property of approximately $8.8 million. In addition, we terminated our lease on the property with Heritage Golf. In connection with the sale, we received cash in the amount of $12.0 million and a promissory note in the amount of $10.0 million.

Results of discontinued operations were as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenues	$1,626	$1,764	$370
Expenses	(595)	(650)	(54)
Depreciation and amortization	(752)	(945)	(181)

Income from discontinued operations	279	169	135
Gain on sale of assets	4,470	—	—
Loss on extinguishment of debt	(2,353)	—	—

	$2,396	$169	$135

Distributions from Unconsolidated Entities

As of December 31, 2008, we had investments in ten properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities. For the years ended December 31, 2008 and 2007, we declared operating distributions of approximately $13.1 million and $13.5 million, respectively, from the operation of these entities. These distributions are generally received within 45 days after each quarter end. Distributions receivable from our unconsolidated entities as of December 31, 2008 and 2007 were approximately $2.4 million and $3.2 million, respectively.

The following table summarizes the change in distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership(1)	DMC Partnership	Intrawest Venture	Total
Year ended December 31, 2008	$—	$10,251	$2,876	$13,127
Year ended December 31, 2007	—	10,302	3,168	13,470

Decrease	$—	$(51)	$(292)	$(343)

FOOTNOTE:

(1)	The Wolf Partnership has been adversely affected by a regional economic downturn and by greater than expected competitive pressures, including competitor rate cuts and expansion. We expect that cash flows will continue to be affected by these economic and competitive pressures and do not expect to receive any distributions in the near term. We continue to work with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns over the long-term.

Uses of Liquidity and Capital Resources

Property Acquisitions and Investments in Unconsolidated Entities

Since our inception we have used proceeds from our common stock offerings to acquire new properties, make additional capital improvements at existing properties, make and acquire loans and make investments in unconsolidated entities. During the year ended December 31, 2008, we acquired the following properties (in thousands).

Property/Description	Location	Date of Acquisition	Purchase Price		Transaction Costs	Total
AGC Golf Portfolio— One golf course	California	3/7/2008	$5,249		$320	$5,569

Traditional Golf Portfolio— Three golf courses	Various	3/26/2008	$26,300	(2)	$1,562	$27,862

Brady Mountain Resort & Marina— One marina	Arkansas	4/10/2008	$14,140		$1,216	$15,356

AGC Golf Portfolio— Three golf courses	Various	4/17/2008	$37,387		$1,904	$39,291

Orlando Grand Plaza Hotel & Suites—(1) One hotel	Florida	5/28/2008	$18,527		$1,229	$19,756

Myrtle Waves Water Park— One waterpark	South Carolina	7/11/2008	$9,100		$424	$9,524

Montgomery Country Club— One golf course	Maryland	9/11/2008	$6,300		$402	$6,702

The Links at Challedon Country Club— One golf course	Maryland	9/11/2008	$3,650		$216	$3,866

Triple Peaks Ski Resorts Portfolio— Three ski resorts	Various	12/5/2008	$117,600	(2)	$6,080	$123,680

		Total	$238,253		$13,353	$251,606

FOOTNOTES:

(1)	This property previously served as collateral for one of our mortgage notes receivable. We acquired ownership of the property through a settlement agreement in which we released the borrower of its obligations under the note and paid settlement and transaction costs in exchange for the deed to the property.

(2)	We acquired the Triple Peaks Ski Resorts Portfolio for an aggregate purchase price of approximately $117.6 million (excluding transaction costs), consisting of $80.0 million in cash and seller financing of approximately $37.6 million. In addition, we assumed a $5.9 million loan in connection with the acquisition of the Traditional Golf Portfolio, which is included in the purchase price above.

The following table quantifies our total acquisitions in each year since our inception excluding properties owned through unconsolidated entities (in thousands):

	2008	2007	2006	2005
Number of properties	15	48	41(1)	1
Total purchase price	$251,606	$1,152,817	$472,511	$20,953

FOOTNOTE:

(1)	This number includes the Talega Golf Course property that was acquired in 2006 and was sold on December 12, 2008.

The decrease in the number and magnitude of property acquisitions in 2008 as compared to 2007 and 2006 is a result of lower offering proceeds from our public offering in 2008, the lack of available debt financing at acceptable terms, and the overall slowdown of transaction activity due to uncertainties in the markets and U.S. economy. In 2009 we will likely experience a sustained slowdown in acquisition activity due to the recent market conditions. While 2008 and 2009 will result in a lower than desired acquisition pace due to the economic cycle, we believe that these events may provide us with additional acquisition opportunities, including more attractive pricing, over the next two years as property owners need to refinance or recapitalize their businesses. However, we make no assurances as to when market conditions will improve or whether such acquisition opportunities will be available to us.

Additionally, for the year ended December 31, 2008, we invested an additional $116.2 million in capital improvements at existing properties. In October and November 2008, the Wolf Partnership, one of our unconsolidated entities, made capital calls totaling $2.0 million to cover working capital shortfalls. Our share of the capital calls was approximately $1.4 million. See “Events Occurring Subsequent to December 31, 2008” and “Commitments, Contingencies and Contractual Obligations” for additional information about uses of liquidity and capital resources subsequent to December 31, 2008.

Mortgages and Other Notes Receivable

We use cash raised through our public offering to make or acquire real estate related loans. As of December 31, 2008 and 2007, we had the following loans outstanding (in thousands):

	Date of Loan Agreement (s)	Maturity Date	Interest Rate	Accrued Interest	as of December 31,
Borrower and Description of Collateral Property					2008	2007
Won & Jay, Inc. (one golf club)(1)	12/12/2008	12/11/2009	9.00%	$—	$10,000	$—
PARC Management LLC (equipment)(2)	11/13/2008	11/12/2011	8.00% - 8.50%	6	584	—
Big Sky Resort (one ski resort)(3)	9/23/2008	9/22/2010	12.00%	—	68,000	—
Booth Creek Resort Properties LLC (two ski properties & one parcel of land)(4)	1/18/2007	1/19/2010	15.00%	1,496	12,000	12,000
Marinas International, Inc. (four marinas)	12/22/2006	12/22/2021	10.25%	1,286	39,151	39,151
Shorefox Development, LLC (lifestyle community development)(5)	3/13/2006	3/10/2009	13.50%	2,384	40,000	40,000
Plaza Partners, LLC (hotel conversion)(6)	2/28/2006	2/28/2007	15.00%	—	—	16,800

Total				$5,172	169,735	107,951

Accrued interest					5,172	5,747
Acquisition fees, net					3,843	2,629
Loan origination fees, net					(333)	(241)
Additional carrying costs(5)					3,656	—

Total carrying amount					$182,073	$116,086

FOOTNOTES:

(1)	On December 12, 2008, we sold our Talega Golf Course property to Won & Jay, Inc. (“W&J”) for $22.0 million and terminated our lease on the property with Heritage Golf. In connection with the sale, W&J paid cash of $12.0 million and we issued a $10.0 million mortgage note from W&J for the remainder of the purchase price. The note is collateralized by a first mortgage on the Talega Golf Course property and requires monthly interest only payments with all principal due at maturity. At maturity, W&J has up to two options to extend the maturity date by one year by paying us an extension fee of 1% of the outstanding principal balance of the loan per extension.

(2)	On November 13, 2008, we made a loan to PARC Management LLC for approximately $584,000 collaterized by personal property equipment. The loan requires monthly interest only payments with principal due at maturity on November 12, 2011 and bears interest at 8.00% through November 12, 2009, 8.25% through November 12, 2010 and 8.50% through November 12, 2011.

(3)	We made a loan to Boyne and its affiliates: Big Sky Resort, LLC, Boyne Properties, Inc., and Summit Hotel, LLC (collectively, the “Borrowers”), collateralized by a first priority lien on certain of the real and personal property assets related to the operation of the Big Sky Resort, a ski resort located in Big Sky, Montana. The loan is further guaranteed by Boyne. The loan requires monthly interest payments only and may be prepaid at any time, with sufficient prior notice, and may be accelerated upon customary events of default.

(4)	On February 20, 2009, Booth Creek Resort Properties, LLC paid off a portion of its loan (approximately $3.3 million including interest), which was collateralized by one of its ski properties.

(5)

The loan is collateralized by a first mortgage on a portion of the land underlying a to-be-built Orvis®-branded lifestyle community in Granby, Colorado. In January 2008, the borrower advised us that it was having financial difficulties and would no longer be able to fund debt service on the loan. The loan was deemed impaired and we ceased recording interest on the loan. On April 2, 2008, we filed a complaint to foreclose on the collateral of the loan. Management believes, based on internal market studies and an external appraisal, that the value of the underlying collateral exceeds the carrying value of the note and, therefore, has not established an allowance for loan losses for this loan. The carrying value of the note is approximately $ 46.0 million including principal, accrued and deferred interest, and additional carrying costs related to the collateral.

(6)	On February 28, 2006, we made a $16.8 million loan to Plaza Partners, LLC, which was used to purchase the Orlando Grand Plaza Hotel & Suites for conversion to a condominium hotel. On February 28, 2007, the loan matured and the borrower was unable to repay the loan. We acquired ownership of the property through a settlement agreement in which we released the borrower of its obligations under the note and paid settlement and transaction costs in exchange for the deed to the property. The property is currently closed while redevelopment plans are being finalized.

The following is a schedule of future maturities for all mortgages and other notes receivable (in thousands):

2009	$10,000	(1)
2010	80,205
2011	830
2012	273
2013	302
Thereafter	38,125

Total	$129,735

FOOTNOTE:

(1)	This amount does not include the $40.0 million loan receivable from Shorefox Development, LLC, which is scheduled to mature on March 10, 2009, due to current foreclosure proceedings.

As of December 31, 2008, all of our borrowers with outstanding loans were current on their loan payments to us, with the exception of our $40.0 million loan to Shorefox Development LLC, which is non-performing and currently in foreclosure.

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

The distributions declared and paid during the years ended December 31, 2008, 2007 and 2006 were $128.4 million, $94.1 million and $33.7 million, respectively, and exceeded net income for the corresponding years ended December 31, 2008, 2007 and 2006 by approximately $91.7 million, $58.5 million and $14.3 million, respectively. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the years ended December 31, 2008, 2007 and 2006, approximately 71.5%, 62.2% and 42.5%, of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 59.0%, 42.0% and 28.1% of the distributions for the years ended December 31, 2008, 2007 and 2006, respectively, constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

The following table compares cash flows provided by operations to cash distributions declared and paid (in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Cash flows provided by operations	$118,782	$117,212	$45,293	$4,616	$755
Distributions declared and paid	128,358	94,067	33,726	10,096	1,173

Excess (deficiency)	$(9,576)	$23,145	$11,567	$(5,480)	$(418)

For the year ended December 31, 2008, the deficiency was funded with an advance under our revolving line of credit.

On January 27, 2009, our board of directors declared a special distribution of $0.035 per share to stockholders of record as of March 31, 2009. Additionally, we will increase our monthly distribution rate from $0.05125 to $0.0521 per share effective April 1, 2009. The special distribution will be paid on June 30, 2009 along with our quarterly distribution. On an annualized basis the increased rate, excluding the special distribution, would represent a 6.25% return if paid for twelve months based on the current $10.00 per share offering price of our common stock.

Common Stock Redemptions

For the years ended December 31, 2008, 2007 and 2006, approximately 3.6 million shares, 663,000 shares and 280,000 shares, respectively, were redeemed at approximately $34.0 million, $6.2 million and $2.7 million, respectively, for an average price per share of $9.52, $9.42 and $9.50, respectively. These shares are considered retired and will not be reissued.

Stock Issuance Costs and Other Related Party Arrangements

On March 26, 2008, we amended our articles of incorporation to change our Advisor’s name from CNL Income Company, LLC to CNL Lifestyle Company, LLC. In conjunction with our Advisor’s name change, we amended our articles of incorporation to change our name from CNL Income Properties, Inc. to CNL Lifestyle Properties, Inc.

Certain of our directors and officers hold similar positions with CNL Lifestyle Company, LLC, which is both a stockholder and our Advisor, and CNL Securities Corp., which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc. the parent company of our Advisor. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $69.0 million, $117.4 million and $106.8 million, for the years ended December 31, 2008,

2007 and 2006, respectively. Of these amounts, approximately $3.9 million and $3.6 million are included in the due to related parties in the accompanying consolidated balance sheets as of December 31, 2008 and 2007, respectively. CNL Lifestyle Company, LLC and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the years ended December 31, 2008, 2007 and 2006 were approximately $11.6 million, $10.1 million and $12.6 million, respectively.

Additionally, pursuant to the advisory agreement, we will not reimburse our Advisor any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). For the expense years ended December 31, 2008, 2007 and 2006, operating expenses did not exceed the Expense Cap.

We maintain accounts at a bank for which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $13.7 million and $1.9 million as of December 31, 2008 and 2007, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Consolidation. Our consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. In addition, we evaluate our investments in partnerships and joint ventures for consolidation based on the Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN46R”), which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a VIE under FIN 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures,” (“SOP 78-9”), as amended by Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”).

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

Impairments. We test the recoverability of our directly-owned real estate whenever events or changes in circumstances indicate that the carrying value of those assets may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such factors are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value.

For investments in unconsolidated entities, management monitors on a continuous basis whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the investments in unconsolidated entities may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” To the extent an impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

The estimated fair values of our unconsolidated entities are based upon a discounted cash flow model that includes all estimated cash inflows and outflows over the expected holding period. The discounted cash flow model contains significant judgments and assumptions including discount and capitalization rates and forecasted operating performance of the underlying properties. The capitalization rates and discount rates utilized in these models are based upon rates that we believe to be within a reasonable range of current market rates for the underlying properties.

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

Derivative instruments and hedging activities. We utilize derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with our variable-rate debt. We follow established risk management policies and procedures in our use of derivatives and do not enter into or hold derivatives for trading or speculative purposes. We record all derivative instruments on the balance sheet at fair value. On the date we enter into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations. As of December 31, 2008, the fair value of the hedge liabilities totaled approximately $8.7 million. During the year ended December 31, 2008, our hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could in turn impact our results of operations.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) Statement of Financial Account Standards (“FAS”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). The purpose of this FSP is to improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and FIN 46(R) are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. For periods after the initial adoption date, comparative disclosures are required. We have adopted the FSP and FIN 46(R)-8 on December 31, 2008.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 applies to financial assets subject to the fair value accounting requirements of FASB Statement of Financial Accounting Standards No. 157, “Fair

Value Measurements” (“FAS 157”). FSP FAS 157-3 clarifies the application of FAS 157’s valuation requirements to a financial asset in a market that is not active and provides an example to illustrate key considerations in determining fair value of such financial assets. FSP FAS 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a significant impact to our current practice nor on our financial position or results of operations.

In September 2008, the FASB issued FSP FAS No. 133-1 and FASB Interpretation No. 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment to FAS No. 133, “Disclosures about Derivative and Hedging Activities” (“FAS 133”) and FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), and Clarification of the Effective Date of FAS No. 161 (“FAS 161”) (“FSP FAS 133-1 and FIN 45-4”). This FSP amends FAS 133 to require disclosures by sellers of credit derivatives (includes credit derivatives embedded in a hybrid instrument) and also amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of guarantees. In addition, this FSP clarifies the FASB’s intent about the effective date of FAS 161. The new disclosures are effective for fiscal years and interim periods beginning after November 15, 2008. The implementation of FSP FAS 133-1 and FIN 45-4 is not expected to have a significant impact on the disclosures regarding our derivative instruments.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a significant impact on our financial position or results of operations.

In March 2008, the FASB issued FAS 161 (an amendment to FAS 133). This statement calls for all entities to enhance the disclosure requirements for derivative instruments and hedging activities to include (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS 133, where it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The adoption of this pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. We currently record our hedge on our balance sheet at fair value with changes in fair value recorded in other comprehensive income (loss). As such, the adoption of FAS 161 is not expected to have a significant impact on our financial position or results of operations.

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, we partially adopted the provisions of FAS 157 with respect to our financial assets and liabilities only effective January 1, 2008. The implementation of FAS 157-2 is not expected to materially change the methods or processes we use to value these assets and liabilities or information disclosed.

In December 2007, the FASB issued FAS No. 160, “Non-Controlling Interest in Consolidated Financial Statements” (“FAS 160”). This statement calls for (i) all non-controlling interest to be recognized in the equity section of the consolidated balance sheets apart from the parent’s equity, (ii) requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income and (iii) and requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The adoption of this pronouncement is effective in fiscal periods on or after December 15, 2008 and is not expected to have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued FAS No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R (i) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed, (ii) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed and (iii) requires entities to disclose to investors and other users additional information they need to evaluate and understand the nature and financial effect of the business combination. Additionally, FAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. The application of this pronouncement is effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141R will have a significant impact on our operating results because of the highly acquisitive nature of our business. Effective January 1, 2009, we will begin expensing immediately, acquisition costs and fees as they are incurred for acquisitions. Additionally, on January 1, 2009, we expensed approximately $5.9 million in acquisition costs for acquisitions that were being pursued in 2008 but which did not close as of December 31, 2008. Historically, acquisition costs and fees have been capitalized and allocated to the cost basis of the assets. As a result, we expect to have an immediate reduction in our net income and funds from operations (“FFO”) from expensing acquisition related costs for acquired properties. Post acquisition, we expect there to be a subsequent positive impact on net income for each property acquired through a reduction in depreciation expense over the estimated life of the properties as a result of acquisition costs and fees no longer being capitalized and depreciated. FAS 141R will also result in a decrease in cash flows from operating activities as a result of expensing acquisition costs and fees. These amounts have historically been included in cash flows from investing activities.

In February 2007, the FASB issued FAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement expands the use of FAS 157 and is effective for fiscal years beginning after November 15, 2007. The adoption of this pronouncement did not have a significant impact to our current practice nor on our financial position or results of operations.

RESULTS OF OPERATIONS

2008 AS COMPARED TO 2007

The following table summarizes our operations for the year ended December 31, 2008 as compared to December 31, 2007 (in thousands except per share data):

	Year Ended
	December 31,
	2008	2007	$ Change	% Change
Revenues:
Rental income from operating leases	$203,031	$121,118	$81,913	67.6%
Interest income on mortgages and other notes receivable	7,384	11,018	(3,634)	-33.0%
Other operating income	—	7,286	(7,286)	-100.0%

Total revenues	210,415	139,422	70,993	50.9%

Expenses:
Asset management fees to Advisor	21,937	14,804	7,133	48.2%
General and administrative	14,331	9,939	4,392	44.2%
Ground lease and permit fees	9,477	5,761	3,716	64.5%
Repairs and maintenance	3,209	2,038	1,171	57.5%
Other operating expenses	5,734	8,281	(2,547)	-30.8%
Depreciation and amortization	98,149	63,938	34,211	53.5%

Total expenses	152,837	104,761	48,076	45.9%

Operating income	57,578	34,661	22,917	66.1%

Other income (expense):
Interest and other income	5,718	11,132	(5,414)	-48.6%
Interest expense and loan cost amortization	(32,076)	(14,175)	(17,901)	-126.3%
Equity in earnings of unconsolidated entities	3,020	3,738	(718)	-19.2%

Total other income (expense)	(23,338)	695	(24,033)	-3458.0%

Income from continuing operations	34,240	35,356	(1,116)	-3.2%
Discontinued operations	2,396	169	2,227	1317.8%

Net income	$36,636	$35,525	$1,111	3.1%

Earnings per share of common stock (basic and diluted)
Continuing operations	$0.16	$0.22	$(0.06)	-27.3%
Discontinued operations	$0.01	$0.00	$0.01	0.0%

	$0.17	$0.22	$(0.05)	-22.7%

Weighted average number of shares of common stock outstanding (basic and diluted)	210,192	159,807

Rental income from operating leases. The significant increase in rental income for the year ended December 31, 2008 as compared to December 31, 2007 was principally due to the acquisition of 14 new properties in 2008 and 48 properties acquired during 2007 owned during the entirety of 2008. As of December 31, 2008 and 2007, the weighted-average base rent rate for our portfolio of leased properties was 9.0% and 9.4%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted average value of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix and timing of property acquisitions. The following analysis quantifies the total rental income generated from our properties based on the year in which the properties were acquired and leased, and the increases in rental income attributable to those properties on a comparative basis, year over year:

Properties Subject to Operating Leases	Number of Properties		Total Rental Income (in thousands) for the Year Ended December 31,				Percentage of Total 2008 Rental Income	Percentage of Total 2007 Rental Income	Percentage of Total Increase in Rental Income
			2008		2007
Acquired in 2005	1		$3,330		$3,573		1.6%	2.9%	-0.3%
Acquired in 2006	40		48,632		46,404		24.0%	38.3%	2.7%
Acquired in 2007	48		138,392		71,141		68.2%	58.8%	82.1%
Acquired in 2008	14		12,677		—		6.2%	—	15.5%

Total	103	(1)	$203,031	(1)	$121,118	(1)	100.0%	100.0%	100.0%

FOOTNOTE:

(1)	This number does not include the Orlando Grand Plaza Hotel & Suites, which is currently closed while redevelopment plans are being finalized and the Talega Golf course property, which was sold on December 12, 2008 and is included in discontinued operations.

Approximately 25.6 % of the total rental income for the year ended December 31, 2008, or 2.4% of the increase in rental income, was generated from properties that were acquired prior to 2007. The increase in revenue attributable to these properties resulted from greater percentage rent being earned and base rent increases from capital expansion projects in 2008 that increased the lease basis. We acquired 48 properties in 2007 which generated approximately $138.4 million and $71.1 million or 68.2% and 58.8% of total rental income for the year ended December 31, 2008 and 2007, respectively. These 48 properties accounted for 82.1% of the total increase in rental income year over year. Approximately $12.7 million or 6.2% of total rental income for the year ended December 31, 2008 was derived from properties that were newly acquired during 2008. In addition, on January 1, 2008, Cowboys Golf Club, which was operated through a TRS management agreement, was terminated and we simultaneously entered into a long-term triple-net lease agreement on the property. These accounted for approximately 15.5% of the total increase in rental income for the year ended December 31, 2008 as compared to December 31, 2007.

Interest income on mortgages and other notes receivable. For the year ended December 31, 2008, we recorded interest income totaling approximately $7.4 million on our 10 performing loans with an aggregate principal balance of $169.7 million. As of December 31, 2008, we had one non-performing loan with a principal balance of $40.0 million for which no interest income was recognized in 2008. Comparatively, for the year ended December 31, 2007, we recorded interest income of approximately $11.0 million, which included interest income of approximately $1.1 million relating to the non-performing loans that were subsequently deemed impaired, were foreclosed, or otherwise satisfied.

	Number of Loans(1)	Years Ended December 31,		Change
		2008	2007	$	%
Performing loans	10	$7,384	$9,961	$(2,577)	-25.9%
Non-performing loan	1	—	1,057	(1,057)	-100.0%

Total	11	$7,384	$11,018	$(3,634)	-33.0%

FOOTNOTE:

(1)	During the year ended December 31, 2007, we had two non-performing loans, one of which we foreclosed upon and took ownership of on December 31, 2007 and the other we received title to the collateral property through a settlement agreement on May 28, 2008. In January 2008, one additional borrower ceased making payments on its $40.0 million loan obligation to us, which is classified as non-performing as of December 31, 2008.

Other operating income and expenses. During the year ended December 31, 2008, other operating expenses primarily related to the operation of our apartment complex in Boca Raton, Florida. In 2007, other operating income and expenses was principally attributable to the operations of Cowboys Golf Club which was operated through a TRS under a management agreement with EAGLE. On January 1, 2008, the management agreement was terminated and we simultaneously entered into a long-term triple-net lease agreement on the property which subsequently eliminated the Cowboys Golf Club operating income and expenses.

Asset management fees to Advisor. Asset management fees of 0.08334% of invested assets are paid to the Advisor for the acquisition of real estate assets and making loans. For the years ended December 31, 2008 and 2007, asset management fees to our Advisor were approximately $21.9 million and $14.8 million, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans made during late 2007 and in 2008.

General and administrative. General and administrative expenses were approximately $14.3 million and $9.9 million for the years ended December 31, 2008 and 2007, respectively. The increase is primarily due to an increase in legal fees of approximately $0.6 million and account maintenance fees under a new fee structure charged by our new stock transfer agent, of approximately $3.1 million.

Ground leases and permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of our triple-net leases with those tenants. These expenses have corresponding equivalent revenues included in rental income above. For the years ended December 31, 2008 and 2007, ground lease, concession holds and land permit fees were approximately $9.5 million and $5.8 million, respectively. The increase is attributable to the growth of our property portfolio. As of December 31, 2008, 36 of our properties were subject to ground leases, concession holds or land permit fees, as compared to 28 properties in 2007.

Repairs and maintenance. Repairs and maintenance expense was approximately $3.2 million and $2.0 million for the years ended December 31, 2008 and 2007, respectively. The increase is primarily due to repairs and maintenance on existing and new properties acquired. These are expenditures from capital reserve accounts for replacements, repairs and maintenance at our properties, such as periodic repainting of buildings, which do not substantially enhance the properties or increase the estimated useful lives and therefore cannot be capitalized.

Depreciation and amortization. Depreciation and amortization expenses were approximately $98.1 million and $63.9 million for the years ended December 31, 2008 and 2007, respectively. The increase is primarily due to the acquisition of real estate properties in 2007 of which partial depreciation and amortization were recognized as compared to a full year in 2008 coupled with acquisition of additional real estate properties in 2007 and 2008.

Operating income. Operating income was approximately $57.6 million and $34.7 million for the years ended December 31, 2008 and 2007, respectively. The increase is primarily due to operations during the entire year of 2008 for the 48 properties acquired in 2007 as compared to partial year in 2007 along with the 14 additional real estate properties acquired in 2008. See rental income from operating leases above for additional information.

Interest and other income. The decrease in interest income primarily resulted from the general reduction in treasury rates paid by depository institutions on short-term deposits during 2008 as compared to 2007. We continue to monitor depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. We have diversified our cash and cash equivalents between several depository institutions in an attempt to minimize exposure to any one of these entities. During 2008, we received an average yield of 2.4% as compared to an average yield of 4.7% during 2007. Our average uninvested offering proceeds, based on month-end money market balances, was approximately $222.8 million during 2008 as compared to approximately $205.2 million during 2007.

Interest expense and loan cost amortization. The increase in interest expense for the year ended December 31, 2008 as compared to December 31, 2007 is attributable to the increase in notes and mortgages payable as a result of acquisitions of properties. As of December 31, 2008, we had loan obligations totaling $539.2 million with a weighted average fixed interest rate of 6.61% as compared to total loan obligations of $355.6 million at December 31, 2007 with a weighted average fixed interest rate of 6.46%. In addition, in October 2008, we drew $100.0 million from our revolving line of credit to ensure we have sufficient cash available for future acquisitions and working capital needs. We paid interest on our line totaling $1.1 million in 2008 as compared to zero in 2007.

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2008	2007	$ Change	% Change
Wolf Partnership	$(5,773)	$(4,779)	$(994)	-21%
DMC Partnership	9,480	9,480	—	0%
Intrawest Venture	(687)	(963)	276	29%

Total	$3,020	$3,738	$(718)	-19%

Equity in earnings is recognized using the HLBV method of accounting due to the preferences we receive upon liquidation, which means we recognize income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Because our equity in earnings is calculated in this manner, we have historically recognized more income than the underlying unconsolidated entities have generated and our partners have historically been allocated losses to offset the amount of earnings that we have recorded over and above the net income generated from the entities. This will continue until our partner’s capital has been reduced to zero, at which point no further losses can be allocated to our partners. Equity in earnings decreased by approximately $0.7 million for the year ended December 31, 2008 as compared to December 31, 2007, primarily due to an increase in the loss we were allocated from the Wolf Partnership of approximately $1.0 million offset by a decrease in the loss we were allocated by the Intrawest Venture of $0.3 million.

The HLBV method of recognizing earnings and losses from the unconsolidated entities is not expected to have an impact on the distributions we receive. However, it will likely result in reductions or fluctuations in our net income, earnings per share, FFO and FFO per share. We received cash distributions from our unconsolidated entities of approximately $14.9 million and $12.9 million for the years ended December 31, 2008 and 2007, respectively.

The Wolf Partnership continues to be affected by the decline in the U.S. economy, a regional economic downturn and competitive pressures at both the Wisconsin Dells and Sandusky, Ohio locations. We continue to work with our partner and operator to develop strategies that seek to improve the performance of the properties and our returns, however, the affects of the economic downturn and competitive pressure is expected to continue to have an impact on our earnings in 2009. Although we continue to recognize losses from our investment in this partnership and have received no cash distributions from the venture in 2007 or 2008, we have the intent and ability to hold this investment until the markets and economy recover. More importantly, the terms of the partnership agreement also entitle us to a preference over our partner so that we receive all distributable cash up to 11% of our unreturned partner’s capital ahead of any distributions to our partner. In addition, we estimated, based on an analysis of expected future discounted cash flows, that the fair value of our investment exceeded our carrying value at December 31, 2008, and thus is not impaired. Some of the key assumptions and judgments used in the analysis include: consideration of competition exiting the Sandusky market, little to no growth in occupancy and room rates in the near term and modest increases thereafter, new marketing strategies and additional operational and cost-saving opportunities.

Discontinued operations. On December 12, 2008, we sold our Talega Golf Course property for $22.0 million, resulting in a gain of approximately $4.5 million. At the same time, we paid approximately $2.4 million in loan prepayment fees and paid off the portion of the mortgage loan collaterized by this property of approximately $8.8 million. In connection with the sale, we terminated our lease on the property with Heritage Golf.

Net income and earnings per share of common stock. Our net income and earnings per share are volatile as we are still in the early stages of operation and are experiencing significant growth. These performance measures are significantly affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make large individually significant acquisitions can be dilutive to the earnings per share ratio. The decrease in earnings per share for the year ended December 31, 2008, as compared to 2007 was primarily due to (i) a reduction of interest income from a non-performing loan, (ii) a reduction in equity in earnings from the Wolf Partnership and (iii) a reduction in the rates paid by depository institutions on short-term deposits.

2007 AS COMPARED TO 2006

The following table summarizes our operations for the year ended December 31, 2007 as compared to December 31, 2006 (in thousands except per share data):

	Year Ended
	December 31,
	2007	2006	$ Change	% Change
Revenues:
Rental income from operating leases	$121,118	$15,557	$105,561	678.5%
Interest income on mortgages and other notes receivable	11,018	6,210	4,808	77.4%
Other operating income	7,286	120	7,166	5971.7%

Total revenues	139,422	21,887	117,535	537.0%

Expenses:
Asset management fees to Advisor	14,804	5,356	9,448	176.4%
General and administrative	9,939	5,459	4,480	82.1%
Ground lease and permit fees	5,761	1,277	4,484	351.1%
Repairs and maintenance	2,038	42	1,996	4752.4%
Other operating expenses	8,281	150	8,131	5420.7%
Depreciation and amortization	63,938	8,308	55,630	669.6%

Total expenses	104,761	20,592	84,169	408.7%

Operating income	34,661	1,295	33,366	2576.5%

Other income (expense):
Interest and other income	11,132	7,888	3,244	41.1%
Interest expense and loan cost amortization	(14,175)	(936)	(13,239)	-1414.4%
Equity in earnings of unconsolidated entities	3,738	11,003	(7,265)	-66.0%

Total other income	695	17,955	(17,260)	-96.1%

Income from continuing operations	35,356	19,250	16,106	83.7%
Discontinued operations	169	135	34	25.2%

Net income	$35,525	$19,385	$16,140	83.3%

Earnings per share of common stock (basic and diluted)
Continuing operations	$0.22	$0.31	$(0.09)	-29.0%
Discontinued operations	$0.00	$0.00	$0.00	0.0%

	$0.22	$0.31	$(0.09)	-29.0%

Weighted average number of shares of common stock outstanding (basic and diluted)	159,807	62,461

Rental income from operating leases. The significant increase in rental income for the year ended December 31, 2007 as compared to December 31, 2006 was principally due to the acquisition of 48 new properties in 2007 and 39 properties acquired in 2006 that we owned during the entirety of 2007. As of December 31, 2007 and 2006, the weighted-average base rent rate for our portfolio of leased properties was 9.4% and 9.5%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted average value of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix and timing of property acquisitions. The following analysis quantifies the total rental income generated from our properties based on the year in which the properties were acquired and leased, and the increases in rental income attributable to those properties on a comparative basis, year over year:

Properties Subject to Operating Leases	Number of Properties		Total Rental Income (in thousands) for the Year Ended December 31,				Percentage of Total 2007 Rental Income	Percentage of Total 2006 Rental Income	Percentage of Total Increase in Rental Income
			2007		2006
Acquired in 2005	1		$3,573		$3,554		2.9%	22.8%	<0.1%
Acquired in 2006	39		46,404		12,003		38.3%	77.2%	32.6%
Acquired in 2007	48		71,141		—		58.8%	—	67.4%

Total	88	(1)	$121,118	(1)	$15,557	(1)	100.0%	100.0%	100.0%

FOOTNOTE:

(1)	This number does not include the Cowboys Golf Club, which was operated through a TRS as noted in “other operating income and expenses” and the Talega Golf Course property which was sold on December 12, 2008 and is included in discontinued operations.

Approximately 2.9% of the total rental income for the year ended December 31, 2007, or less than 0.1% of the increase in rental income was generated from properties that were acquired prior to 2006. We acquired 39 properties in 2006 which generated approximately $46.4 million and $12.0 million or 38.3% and 77.2% of total rental income for the year ended December 31, 2007 and 2006, respectively. This represents 32.6% of the total increase in rental income and it is primarily due to partial year of rental income being recognized for 2006 compared to full year in 2007. Approximately $71.1 million or 58.8% of total rental income for the year ended December 31, 2007 was derived from properties that were newly acquired during 2007. This accounted for approximately 67.4% of the total increase in rental income for the year ended December 31, 2007 as compared to December 31, 2006.

Interest income on mortgages and other notes receivable. For the year ended December 31, 2007, we recorded interest income totaling approximately $11.0 million on our eight performing loans with an aggregate principal balance of $91.2 million. As of December 31, 2007, we had one non-performing loan with a principal balance of $16.8 million which we deemed impaired and ceased the recording of interest income on July 9, 2007. Comparatively, for the year ended December 31, 2006, we recorded interest income of approximately $6.2 million, of which all of our loans were considered performing.

	Number of Loans(1)	Years Ended December 31,		Change
		2007	2006	$	%
Performing loans	8	$9,961	$6,210	$3,751	60.4%
Non-performing loan	1	1,057	—	1,057	—

Total	9	$11,018	$6,210	$4,808	77.4%

FOOTNOTE:

(1)	During the year ended December 31, 2007, we had two non-performing loans, one of which, we foreclosed upon and took ownership of on December 31, 2007 and the other we received title to the collateral property through a settlement agreement on May 28, 2008.

Other operating income and expenses. The increase in other operating income and expenses was primarily due to our ownership of the Cowboys Golf Club, which was operated through a TRS under a management agreement with EAGLE, for the entire year of 2007 as compared to only a few days in 2006.

Asset management fees to Advisor. Asset management fees of 0.08334% of invested assets are paid to the Advisor for the acquisition of real estate assets and making loans. For the years ended December 31, 2007 and 2006 asset management fees to our Advisor were approximately $14.8 million and $5.4 million, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans made during late 2006 and in 2007.

General and administrative. General and administrative expenses were approximately $9.9 million and $5.5 million for the years ended December 31, 2007 and 2006, respectively. The increase is primarily due to the overall increase in our operating activities as a result of the properties we have acquired.

Ground leases and permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of the triple-net leases with those tenants. These expenses have corresponding equivalent revenues included in rental income above. For the years ended December 31, 2007 and 2006, ground lease, concession holds and land permit fees were approximately $5.8 million and $1.3 million, respectively. The increase is attributable to the growth of our property portfolio during 2006 and 2007.

Repairs and Maintenance. Repairs and maintenance expense was approximately $2.0 million and $42,000 for the years ended December 31, 2007 and 2006, respectively. The increase is primarily due to repairs and maintenance on existing and new properties acquired. These are expenditures from capital reserve accounts for replacements, repairs and maintenance at our properties, such as periodic repainting of buildings, which do not substantially enhance the properties or increase the estimated useful lives and therefore cannot be capitalized.

Depreciation and amortization. Depreciation and amortization expenses were approximately $63.9 million and $8.3 million for the years ended December 31, 2007 and 2006, respectively. The increase is primarily due to the acquisition of additional real estate properties in 2006 and 2007.

Operating income. Operating income was approximately $34.7 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. The increase is primarily due to additional real estate properties acquired subsequent to December 31, 2006. See rental income from operating leases above for additional information.

Interest and other income. The increase in interest income is a result of higher average balance and an increase in the average yield we received on our money market accounts where we temporarily held uninvested offering proceeds prior to using them to acquire real estate. During 2007, we received an average yield of 4.7% as compared to an average yield of 4.2% during 2006. Our average uninvested offering proceeds, based on month-end money market balances, was approximately $205.2 million during 2007 as compared to approximately $165.0 million during 2006.

Interest expense and loan cost amortization. The increase in interest expense for the year ended December 31, 2007 as compared to December 31, 2006 is attributable to the increase in notes and mortgages payable as a result of acquisitions of properties. As of December 31, 2007, we had loan obligations totaling $355.6 million with a weighted average fixed interest rate of 6.46%.

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2007	2006	$ Change	% Change
Wolf Partnership	$(4,779)	$(1,970)	$(2,809)	-142.6%
DMC Partnership	9,480	9,059	421	4.6%
Intrawest Venture	(963)	3,964	(4,927)	-124.3%
Other	—	(50)	50	n/a

Total	$3,738	$11,003	$(7,265)	-66.0%

Equity in earnings is recognized using the HLBV method of accounting which means we recognize income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Because our equity in earnings is calculated in this manner due to the preferences we receive upon liquidation, we have historically recognized more income than the underlying unconsolidated entities have generated and our partners have historically been allocated significant losses which offset the earnings that we have recorded for these entities. Equity in earnings decreased by approximately $7.3 million for the year ended December 31, 2007 as compared to December 31, 2006, primarily due to an increase in the loss we were allocated from the Wolf Partnership of $2.8 million and a decrease in the income we were allocated by the Intrawest Venture of $4.9 million offset by an increase of $0.4 million from the DMC Partnership.

During 2006, our partners’ unreturned capital in the Intrawest Venture was reduced to zero as a result of the losses they have recognized and the distributions that they have received from this venture. Since the date that this occurred, we have no longer recognized significant amounts of income from this venture and in the future may recognize losses that this entity incurs (on a GAAP basis) which is the primary reason for the reduction in equity in earnings from the Intrawest Venture during 2007 as compared to 2006. Additionally, the operating performance at certain of the Intrawest resorts declined as compared to the operating results in 2006 as a result of rent collection issues for certain tenants at these properties. While this method of recognizing earnings and losses from the unconsolidated entities is not expected to have an impact on the distributions we receive, it will likely result in reductions or fluctuations in our net income, earnings per share, FFO and FFO per share. For the years ended December 31, 2007 and 2006, we received cash distributions of approximately $12.9 million and $17.0 million, respectively, from our unconsolidated entities.

Discontinued operations. For the years ended December 31, 2007 and 2006, results of discontinued operations were approximately $169,000 and $135,000, respectively, relating to the Talega Golf Course property which was sold on December 12, 2008.

Net income and earnings per share of common stock. Our net income and earnings per share are volatile as we are still in the early stages of operation and are experiencing significant growth. These performance measures are significantly affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make large individually significant acquisitions can be dilutive to the earnings per share ratio. Additionally, during 2007 we acquired a significant number of properties that have a greater proportion of fixtures and equipment (ski resorts, attractions and marinas) as compared to the properties previously acquired. This results in a shorter weighted average useful life for our portfolio which causes proportionately higher depreciation expense than we have recorded in the past and has a negative impact on net income and earnings per share but does not impact FFO and FFO per share. Additionally, the reduction in equity in earnings from 2006 to 2007 also negatively impacted our net income and earnings per share.

OTHER

Funds from Operations

We consider FFO to be an indicative measure of operating performance due to the significant effect of depreciation of real estate assets on net income. FFO, based on the revised definition adopted by NAREIT and as used herein, means net income determined in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization of real estate assets and after adjustments for unconsolidated partnerships and joint ventures. We believe that by excluding the effect of depreciation and amortization, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. However, FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies.

Accordingly, we believe that in order to facilitate a clear understanding of the consolidated historical operating results, FFO should be considered in conjunction with our net income and cash flows as reported in the accompanying consolidated financial statements and notes thereto.

Reconciliation of net income to FFO for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net income	$36,636	$35,525	$19,385
Adjustments:
Depreciation and amortization(1)	98,901	64,883	8,489
Gain on sale of real estate investment properties	(4,470)	—	—
Net effect of FFO adjustment from unconsolidated entities(2)	17,786	17,970	12,163

Total funds from operations	$148,853	$118,378	$40,037

Weighted average number of shares of common stock outstanding (basic and diluted)	210,192	159,807	62,461

FFO per share (basic and diluted)	$0.71	$0.74	$0.64

FOOTNOTES:

(1)	This amount includes depreciation and amortization for our Talega Golf Course property, which was sold on December 12, 2008 and reclassified to discontinued operations.

(2)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method of accounting.

FFO per share decreased to $0.71 per share for the year ended December 31, 2008, as compared to $0.74 in 2007 principally due to a reduction in interest income from loans that became impaired, an increase in losses from the Wolf Partnership and a reduction in rates paid by depository institutions on short-term deposits on a higher amount of uninvested cash.

FFO per share increased for the year ended December 31, 2007, as compared to $0.64 in 2006 principally due to our ability to invest our offering proceeds in property acquisitions earlier in 2007 as compared to the timing of acquisitions made in 2006. This resulted in a greater proportion of rental income recognized on new acquisitions in 2007 versus 2006. To a lesser extent, the increase was a result of an increase in yield we received on uninvested offering proceeds.

See the section below entitled “Off Balance Sheet and Other Arrangements—Borrowings of Our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

OFF BALANCE SHEET AND OTHER ARRANGEMENTS

We hold interests in unconsolidated entities that impact our results of operations, financial liquidity, and capital expenditures. Our equity in earnings from unconsolidated entities for the years ended December 31, 2008, 2007 and 2006 contributed approximately $3.0 million, $3.7 million and $11.0 million, respectively, to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the annual payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages.

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

Borrowings of Our Unconsolidated Entities

Our unconsolidated entities are subject to the following fixed rate debt (in thousands):

Unconsolidated Entity	Type of Loan	Interest Rate	Payment	Maturity Date	Principal Balance at December 31,
					2008		2007
Intrawest U.S. Venture	Mortgage loan	5.75%	Monthly principal and interest payment of $289,389	6/1/2015	$42,800		$43,780

Intrawest Canadian Venture	Mortgage loan	5.83%	Monthly principal and interest payment of $128,138(1)	1/11/2015	21,172	(1)	26,741	(2)

DMC Partnership	Mortgage loan	6.04%	Monthly principal and interest payment of $889,145	9/1/2014	133,736		136,118

DMC Partnership	Mortgage loan	5.45%	Monthly principal and interest payment of $110,663	9/1/2012	14,644		15,145

Wolf Partnership	Mortgage loan	6.08%	Monthly interest only of $319,200(3)	3/1/2013	63,000		63,000

Total					$275,352		$284,784

FOOTNOTES:

(1)	This amount was converted from Canadian dollars to U.S. dollars at an exchange rate of 1.224 Canadian dollars for $1.00 U.S. dollar on December 31, 2008.

(2)	This amount was converted from Canadian dollars to U.S. dollars at an exchange rate of 1.0194 Canadian dollars for $1.00 U.S. dollar on December 31, 2007. Effective December 2006, monthly principal and interest payments are due until maturity.

(3)	Effective April 1, 2009, monthly principal and interest payments shall be payable on the loan based on a 30-year amortization schedule.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of December 31, 2008:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest)(1)	$46,285	$258,849	$193,595	$328,482	$827,211
Obligations under capital leases	2,765	2,052	136	—	4,953
Obligations under operating leases(2)	11,305	22,394	22,394	192,961	249,054

Total	$60,355	$283,295	$216,125	$521,443	$1,018,218

FOOTNOTES:

(1)	Includes all third-party and seller financing obtained in connection with the acquisition of properties, and the $100.0 million we have drawn on our syndicated revolving line of credit. Future interest payments on our variable rate debt and line of credit were estimated based on a LIBOR forward rate curve.

(2)	Represents obligations under ground leases, concession holds and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration(1)	$14,400	$—	$—	$—	$14,400
Capital improvements(2)	37,887	35	—	—	37,922

Total	$52,287	$35	$—	$—	$52,322

FOOTNOTES:

(1)	Pursuant to the purchase agreement entered into in connection with the purchase of Okemo Mountain Resort we are obligated to pay additional purchase consideration of $14.4 million in the form of a note payable to seller upon receipt of a ground lease extension from the State of Vermont for the underlying land at the resort. The additional purchase price consideration is not to provide compensation for services but is based on the renewal of the ground lease.

(2)	We have committed to fund equipment replacements and other capital improvement projects on our existing properties.

EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2008

Our board of directors declared monthly distributions of $0.05125 per share to stockholders of record at the close of business on January 1, 2009, February 1, 2009 and March 1, 2009. These distributions are to be paid by March 31, 2009.

On January 27, 2009, our board of directors declared a special distribution of $0.035 per share to stockholders of record as of March 31, 2009. Additionally, we will increase our monthly distribution rate from $0.05125 to $0.0521 per share effective April 1, 2009. The special distribution will be paid on June 30, 2009 along with our quarterly distribution. On an annualized basis the increased rate, excluding the special distribution, would represent a 6.25% return if paid for twelve months based on the current $10.00 per share offering price of our common stock.

EAGLE notified us in June 2008 that it was having working capital shortages and would be unable to pay rent. Its working capital shortages were due primarily to reduced net operating income and cash flows at the 43 golf courses it operates on our behalf and particularly at our private courses which rely on membership sales to generate operating cash flow. Additionally, EAGLE was unable to obtain additional working capital from either its private equity capital partner or a line of credit from a third-party lender due to the current state of the capital markets. As a result, during the second half of 2008 we agreed to forgo unpaid rents totaling $9.3 million. In exchange, EAGLE released to us $11.8 million in cash security deposits held pursuant to our leases. We used the $11.8 million in cash security deposits to offset the $9.3 million in rent we had forgiven and, accordingly, recognized the full amount of rent due under the existing leases during 2008.

After significant analysis and consideration, we determined that it is in our best long-term interests for EAGLE to continue operating these golf courses. Upon receiving lender approval, we intend to amend the terms of our leases with EAGLE to initially reduce base rent. Under the proposed amendment, base rent will increase as property-level gross revenues increases. These amended terms will allow us to potentially recapture the original EAGLE lease rates when market and operating conditions improve. Additionally, we will defer rent for the first six months of 2009 to allow the tenant to build up working capital. Such amounts are scheduled to be paid in the last ten years of the lease term beginning in 2019.

On January 27, 2009, we acquired Jiminy Peak Mountain Resort in Hancock, Massachusetts from Jiminy Peak Mountain Resort, Inc. for a purchase price of $27.0 million excluding transaction costs. The resort is leased to Jiminy Peak Mountain Resort, LLC under long-term triple-net lease for a term of 40 years with two 10-years renewal options.

In November and December 2008, Heritage Golf defaulted on its Weston Hills Country Club and Valencia Country Club leases by not paying us rent. We have drawn on its security deposit which was sufficient to cover a full twelve months of rent and is expected to offset any potential losses from the properties for the next year. On February 1, 2009, we terminated our leases with Heritage Golf and engaged third-party golf management companies to operate these courses on our behalf. As of that date, we commenced the recording of golf operating revenues and expenses of both country clubs instead of rental income previously recorded. Any taxable income from these courses will be subject to income tax until we re-lease these properties. We anticipate that the properties will be re-leased sometime in the next three taxable years.

On February 13, 2009, the Wolf Partnership, one of our unconsolidated entities, made a capital call of $1.0 million to cover working capital shortfalls. Our share of the capital contribution was approximately $0.7 million.

On February 20, 2009, Booth Creek Resort Properties, LLC paid off a portion of their loan (approximately $3.3 million including interest), which was collateralized by one of its ski properties.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties, make loans and other Permitted Investments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow and lend primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2009	2010		2011	2012	2013	Thereafter		Total	Fair Value
Fixed rate debt	$10,302	$16,991		$48,652	$11,647	$135,588	$208,164		$431,344	$386,649	(1)
Weighted average interest rates of maturities	6.59%	6.29%		8.84%	6.57%	6.13%	6.43%		6.61%
Variable rate debt	—	122,430	(2)	—	—	—	85,413	(4)	207,843	171,470	(5)
Average interest rate	—	Prime or LIBOR + 2%	(3)	—	—	—	LIBOR + Spread	(3)(4)

Total debt	$10,302	$139,421		$48,652	$11,647	$135,588	$293,577		$639,187	$558,119

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2008. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

(2)	The amount includes our revolving line of credit of $100.0 million and the Bretton Woods construction line of credit of approximately $22.4 million.

(3)	The 30-day LIBOR rate was approximately 0.44% at December 31, 2008.

(4)	On December 31, 2007, we obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR plus 1.72% on the first $57.3 million, 30-day LIBOR plus 1.5% (of which 1.25% is deferred until maturity) on the next $16.7 million and 30-day LIBOR plus 1.5% on the remaining $11.4 million (of which approximately all is deferred until maturity). On January 2, 2008, we entered into two interest rate swaps to hedge the variable interest rate. The instruments, which were designated as cash flow hedges of interest payments from their inception, swap the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year and on the next $16.7 million to a blended fixed rate of 5.8% for the term of the loan (of which 1.25% is deferred until maturity.) The fair value of these instruments has been recorded as a liability of approximately $8.7 million.

(5)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2008. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in the variable interest rates would have resulted in additional interest costs of approximately $0.48 million and $0.03 million for the years ended December 31, 2008 and 2007, respectively. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Our fixed rate mortgage notes receivable, which totaled $182.1 million at December 31, 2008, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $164.9 million at December 31, 2008 and approximated the carrying value at December 31, 2007.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

CNL Lifestyle Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Lifestyle Properties, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) 2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 20, 2009

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2008	2007
ASSETS
Real estate investment properties	$1,862,502	$1,603,061
Cash	209,501	35,078
Mortgages and other notes receivable	182,073	116,086
Investments in unconsolidated entities	158,946	169,350
Prepaid expenses and other assets	58,491	49,690
Intangibles, net	32,915	41,306
Accounts and other receivables	13,375	9,793
Restricted cash	11,060	6,271
Deposits	872	11,575

Total Assets	$2,529,735	$2,042,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$539,187	$355,620
Line of credit	100,000	—
Security deposits	30,347	38,753
Other liabilities	17,999	8,558
Accounts payable and accrued expenses	15,955	18,318
Due to affiliates	3,875	3,647

Total Liabilities	707,363	424,896

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 230,572 and 192,794 shares issued and 226,037 and 191,827 shares outstanding as of December 31, 2008 and 2007, respectively	2,260	1,918
Capital in excess of par value	2,005,147	1,690,018
Accumulated earnings	97,446	60,810
Accumulated distributions	(267,420)	(139,062)
Accumulated other comprehensive income (loss)	(15,061)	3,630

	1,822,372	1,617,314

Total Liabilities and Stockholders’ Equity	$2,529,735	$2,042,210

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Rental income from operating leases	$203,031	$121,118	$15,557
Interest income on mortgages and other notes receivable	7,384	11,018	6,210
Other operating income	—	7,286	120

Total revenues	210,415	139,422	21,887

Expenses:
Asset management fees to Advisor	21,937	14,804	5,356
General and administrative	14,331	9,939	5,459
Ground lease and permit fees	9,477	5,761	1,277
Repairs and maintenance	3,209	2,038	42
Other operating expenses	5,734	8,281	150
Depreciation and amortization	98,149	63,938	8,308

Total expenses	152,837	104,761	20,592

Operating income	57,578	34,661	1,295

Other income (expense):
Interest and other income	5,718	11,132	7,888
Interest expense and loan cost amortization	(32,076)	(14,175)	(936)
Equity in earnings of unconsolidated entities	3,020	3,738	11,003

Total other income (expense)	(23,338)	695	17,955

Income from continuing operations	34,240	35,356	19,250
Discontinued operations	2,396	169	135

Net income	$36,636	$35,525	$19,385

Earnings per share of common stock (basic and diluted)
Continuing operations	$0.16	$0.22	$0.31
Discontinued operations	$0.01	$0.00	$0.00

	$0.17	$0.22	$0.31

Weighted average number of shares of common stock outstanding (basic and diluted)	210,192	159,807	62,461

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2008, 2007 and 2006

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED

Years ended December 31, 2008, 2007 and 2006

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value						Comprehensive Income
Balance at December 31, 2007	191,827	$1,918	$1,690,018	$60,810	$(139,062)	$3,630	$1,617,314
Subscriptions received for common stock through public offering and reinvestment plan	37,778	378	386,617	—	—	—	386,995
Redemption of common stock	(3,568)	(36)	(33,939)	—	—	—	(33,975)
Stock issuance and offering costs	—	—	(37,549)	—	—	—	(37,549)
Net income	—	—	—	36,636	—	—	36,636	$36,636
Distributions, declared and paid ($0.6150 per share)	—	—	—	—	(128,358)	—	(128,358)
Foreign currency translation adjustment	—	—	—	—	—	(9,992)	(9,992)	(9,992)
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(8,699)	(8,699)	(8,699)

Total comprehensive income	—	—	—	—	—	—	—	$17,945

Balance at December 31, 2008	226,037	$2,260	$2,005,147	$97,446	$(267,420)	$(15,061)	$1,822,372

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$36,636	$35,525	$19,385
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	100,853	66,484	9,627
Accretion of note origination costs	(248)	(171)	(108)
Write off of note origination costs	604	138	53
Write off of loan costs	—	—	21
Loan origination fees received	340	120	400
Gain on sale of property	(4,470)	—	17
Loss on disposal of fixed assets	29	—	—
Write-off of intangible assets	1,085	—	—
Equity in earnings net of distributions from unconsolidated entities	11,863	9,126	6,681
Changes in assets and liabilities:
Prepaid expenses and other assets	(15,981)	(16,708)	(1,237)
Accounts and other receivables	(5,308)	(6,524)	(4,643)
Accounts payable, accrued expenses and other liabilities	1,315	4,080	2,687
Security deposits from tenants	(8,406)	24,033	14,720
Due to affiliates	470	1,109	(2,310)

Net cash provided by operating activities	118,782	117,212	45,293

Investing activities:
Acquisition of properties	(167,529)	(1,129,451)	(446,953)
Capital expenditures	(116,205)	(24,467)	—
Investments in unconsolidated entities	(1,394)	(92)	(15,310)
Issuance of mortgage loans receivable	(68,584)	(22,000)	(100,951)
Short term investments	—	—	(10,073)
Payment of additional carrying costs for mortgage loans receivable	(3,656)	—	—
Distribution of loan proceeds from unconsolidated entities	—	—	43,702
Deposits applied toward real estate investments	—	(1,925)	(5,150)
Acquisition costs and fees paid	(19,105)	(38,416)	(29,510)
Proceeds from sale of property	12,000	—	—
Proceeds from disposal of assets	69	—	—
Repayment of mortgage loans receivable	—	—	3,000
Increase in restricted cash	(4,789)	(5,036)	(1,235)

Net cash used in investing activities	(369,193)	(1,221,387)	(562,480)

Financing activities:
Subscriptions received from stockholders	386,995	755,239	775,740
Redemptions of common stock	(33,730)	(6,244)	(2,658)
Distributions to stockholders	(128,358)	(94,067)	(33,726)
Stock issuance costs	(37,910)	(84,894)	(78,848)
Borrowings under line of credit, net of payments	100,000	(3,000)	(1,504)
Proceeds from mortgage loans and other notes payables	159,403	289,145	63,158
Principal payments on mortgage loans	(19,378)	(3,521)	—
Principal payments on capital leases	(42)	(94)	—
Payment of loan costs and deposits	(2,339)	(9,670)	(869)

Net cash provided by financing activities	424,641	842,894	721,293

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS—CONTINUED

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Effect of exchange rate fluctuation on cash	$193	$196	$(1,747)

Net increase (decrease) in cash	174,423	(261,085)	202,359
Cash at beginning of period	35,078	296,163	93,804

Cash at end of period	$209,501	$35,078	$296,163

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,088	$12,400	$635

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$664	$222	$1,829

Offering and stock issuance costs	$657	$1,163	$8,286

Allocation of acquisition fees to real estate investments	$8,783	$39,207	$13,202

Allocation of acquisition fees to mortgages and other notes receivable	$2,720	$880	$4,038

Assumption of capital leases in connection with property acquisitions	$2,115	$3,827	$—

Seller financing obtained in connection with acquisitions	$43,542	$22,000	$6,838

Capital expansion projects incurred but not paid	$13,545	$10,327	$—

Discharge of note receivable in connection with foreclosure	$16,800	$15,000	$—

Seller financing provided upon sale of discontinued operations	$10,000	$—	$—

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business:

CNL Lifestyle Properties, Inc. (the “Company”), formerly known as CNL Income Properties, Inc., was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes beginning with its taxable year ended December 31, 2004. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company was formed primarily to acquire lifestyle properties in the United States that are generally leased on a long-term (generally five to 20-years, plus multiple renewal options), triple-net basis to either third-party tenant operators that the Company considers to be significant industry leaders. To a lesser extent, the Company also leases properties to taxable REIT subsidiary (“TRS”) tenants and engages independent third-party managers to operate those properties.

As of December 31, 2008, the Company owned 114 lifestyle properties directly and indirectly within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions and Additional Lifestyle Properties. Ten of these 114 properties are owned through unconsolidated ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and are most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential to generate long-term revenue. The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other investments pursuant to its articles of incorporation and bylaws (“Permitted Investments”) related to interests in real estate. As of December 31, 2008, the Company had made several loans with an aggregate outstanding principal balance of approximately $169.7 million. In addition, the Company may invest up to 10% of its assets in businesses that provide services, or are otherwise ancillary, to the types of properties in which it is permitted to invest.

2. Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its investments in partnerships and joint ventures for consolidation based on the guidance in the Financial Accounting Standards Board (the “FASB”) Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (“FIN 46R”). If the entity is not considered to be a variable interest entity under FIN 46R, the investment is evaluated for consolidation in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”) and Emerging Issues Task Force Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The preparation of financial statements in accordance with generally accepted accounting principles requires the extensive use of management estimates.

Allocation of Purchase Price for Acquisition of Properties—The Company allocates the purchase costs of properties to the tangible and intangible assets acquired and the liabilities assumed in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets.” For each acquisition, the Company assesses the value of the land, the as-if vacant buildings, equipment and intangible assets, including in-place lease origination costs, the above or below market lease values and other intangibles based on their estimated fair values. The values determined are based on independent appraisals, discounted cash flow models and the Company’s estimates reflecting the facts and circumstances of each acquisition. Initial valuations and allocations are subject to change until the information is finalized, which is no later than 12 months from the acquisition date.

Acquisition Fees and Costs—For the years ended December 31, 2008, 2007 and 2006, acquisition fees and miscellaneous acquisition costs that were directly identifiable with properties that were potentially being acquired

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

were capitalized and included in other assets. Upon the purchase of a property, the fees and costs directly identifiable with that property were reclassified to land, building, equipment and lease intangibles or investments in unconsolidated entities in the case of properties acquired in unconsolidated partnerships. In the event a property was not acquired or no longer was expected to be acquired, costs directly related to the property were charged to expense. Effective January 1, 2009, the Company will begin expensing immediately all acquisition fees as a result of the adoption of FAS 141R. See “Recent Accounting Pronouncements” below for additional information.

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

The Company tests the recoverability of its directly-owned real estate whenever events or changes in circumstances indicate that the carrying value of those assets may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of the Company’s real estate assets or the strategy of the Company’s overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of the Company’s real estate assets; or (v) significant negative industry or economic trends. When such factors are present, the Company assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value.

Intangible Assets—Amortization of intangible assets, such as in-place leases, are computed using the straight-line method of accounting over the respective lease term. Intangible assets with indefinite lives are not amortized and are evaluated for impairment on an annual basis.

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

Investment in Unconsolidated Entities—The equity method of accounting is applied with respect to investments in entities in which the Company has determined that consolidation is not appropriate under FIN 46R, SOP 78-9 or EITF 04-5. The difference between the Company’s carrying amount of its investments in unconsolidated entities and the underlying equity in the net assets of the entities is partly due to acquisition fees and expenses paid to affiliates which have been allocated to the Company’s investment. These amounts are amortized over the estimated useful life of the underlying real estate tangible assets when the properties were acquired. The Company records its equity in earnings of the entities under the hypothetical liquidation at book

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

value (“HLBV”) method of accounting. Under this method, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Under this method, in any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation.

Management monitors on a continuous basis whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the Company’s investments in unconsolidated entities may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary pursuant to Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” To the extent an impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

The Company’s estimated fair values of its unconsolidated entities are based upon a discounted cash flow model that includes all estimated cash inflows and outflows over the expected holding period. Capitalization rates and discount rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the underlying properties.

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

Loan origination and other fees received by the Company in connection with making the loans are recorded as a reduction of the note receivable and amortized into interest income, using the effective interest method, over the term of the loan. The Company records acquisition fees incurred in connection with making the loans as part of the mortgages and other notes receivable balance and amortizes the amounts as a reduction of interest income over the term of the notes.

Cash—Cash consists of demand deposits at commercial banks. The Company also invests in money market funds during the year. As of December 31, 2008, the cash deposits exceeded federally insured amounts. However, the Company has not experienced any losses on such accounts. Management continues to monitor third-party depository institutions that hold the Company’s cash and cash equivalents, primarily with the goal of safety of principal and secondarily on maximizing yield on those funds. To that end, the Company has diversified its cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. Management has attempted to select institutions that it believes are strong based on an evaluation of their financial stability and exposure to poor performing assets.

Restricted Cash—Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties. The Company’s restricted cash balances as of December 31, 2008 and 2007 were approximately $11.1 million and $6.3 million, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

Derivative Instruments and Hedging Activities—The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations. As of December 31, 2008, the fair value of the hedge liabilities totaled approximately $8.7 million and has been included in other liabilities in the accompanying consolidated balance sheets. For the year ended December 31, 2008, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss).

Fair Value of Financial Instruments—The estimated fair value of cash, short-term investments, accounts receivable, accounts payable and accrued expenses approximates carrying value as of December 31, 2008 and 2007, because of the liquid nature of the assets and relatively short maturities of the obligations. The Company estimates that the fair value of its notes receivable at December 31, 2008 was approximately $164.9 million based on current economic conditions and prevailing market rates and that the carrying value of the notes receivable at December 31, 2007 reasonably approximated fair value based on expected interest rates at that time for notes to similar borrowers with similar terms and maturities. The Company estimates that at December 31, 2008 the fair value of its fixed rate debt was approximately $386.6 million and the fair value of its variable rate debt was approximately $171.5 million based upon the current rates and spreads it would pay to obtain similar borrowings. The fair value of the Company’s fixed rate debt was estimated to be approximately $260.3 million at December 31, 2007, and the fair value of the variable rate debt approximated the carrying value based on rates and terms the Company had recently obtained for similar borrowings.

Deferred Financing Costs—Financing costs paid in connection with obtaining long-term debt are deferred and amortized over the life of the debt using the straight-line method, which approximates the effective interest method. Amortization expense was approximately $1.7 million, $0.6 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Revenue Recognition—The Company records revenue in accordance with Staff Accounting Bulletin, No. 101 (“SAB 101”) and FAS 13. Rental revenue is recorded on the straight-line basis over the terms of the leases. Percentage rent that is due contingent upon tenant performance, such as gross revenues, is deferred until the underlying performance thresholds have been reached. The deferred portion of interest on mortgages and other notes receivable is recognized on a straight-line basis over the term of the corresponding note.

CNL LIFESTYLE PROPERTIES, INC.

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

Income Taxes—The Company believes it has qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes provided it distributes at least 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Management believes that the Company was organized and operated in a manner that enables the Company to continue to qualify for treatment as a REIT for federal income tax purposes for the years ended December 31, 2008, 2007 and 2006.

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

Assets Held For Sale and Discontinued Operations—The Company classifies assets as held for sale when management has obtained a firm commitment from a buyer, the sale has been approved by the board of directors, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if such operations and cash flows can be clearly distinguished both operationally and financially from the ongoing operations, such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and if the Company will not have any significant continuing involvement subsequent to the sale.

Earnings Per Share—Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2008, 2007 and 2006, the weighted average numbers of shares of common stock outstanding, basic and diluted, were approximately 210,192, 159,807, and 62,461, respectively.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

Reclassifications—Certain prior period amounts in the audited consolidated financial statements have been reclassified to conform to the current period presentation. In addition, the Company has reclassified and included the results from its property sold in 2008 in discontinued operations in the accompanying consolidated statements of operations for all periods presented.

Segment Information—The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). FAS 131 requires that a company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a property-by-property basis and by tenant and operator. The Company derives all significant revenues from a single reportable operating segment of business, lifestyle real estate ownership. Accordingly, the Company does not report more than one segment; nevertheless, management periodically evaluates whether the Company continues to have one single reportable segment of business.

Recent Accounting Pronouncements—In December 2008, the FASB issued Staff Position (“FSP”) Statement of Financial Accounting Standard (“FAS”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4”). The purpose of this FSP is to improve disclosures by public entities and enterprises until pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and FIN 46(R) are finalized and approved by the FASB. The FSP amends SFAS 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued for fiscal years and interim periods ending after December 15, 2008. For periods after the initial adoption date, comparative disclosures are required. The Company adopted the FSP and FIN 46(R)-8 on December 31, 2008.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 applies to financial assets subject to the fair value accounting requirements of FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FSP FAS 157-3 clarifies the application of FAS 157’s valuation requirements to a financial asset in a market that is not active and provide an example to illustrate key considerations in determining fair value of such financial assets. FSP FAS 157-3 is effective on issuance, including prior period for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a significant impact to the Company’s current practice or on its financial position or results of operations.

In September 2008, the FASB issued FSP FAS No. 133-1 and FASB Interpretation No. 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment to FAS No. 133, “Disclosures about Derivative and Hedging Activities” (“FAS 133”) and FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), and Clarification of the Effective Date of FAS No. 161 (“FAS 161”) (“FSP FAS 133-1 and FIN 45-4”). This FSP amends FAS 133 to require disclosures by sellers of credit derivatives (includes credit derivatives embedded in a hybrid instrument) and also amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of guarantees. In addition, this FSP clarifies the FASB’s intent about the effective date of FAS 161. The new disclosures are effective for fiscal years and interim periods beginning after November 15,

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

2008. The implementation of FSP FAS 133-1 and FIN 45-4 is not expected to have a significant impact on the Company’s disclosures regarding its derivative instruments.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a significant impact on the Company’s financial position or results of operations.

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

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, the Company partially adopted the provisions of FAS 157 with respect to its financial assets and liabilities only effective January 1, 2008. The implementation of FAS 157-2 is not expected to materially change the models or processes used to value these assets and liabilities or information disclosed.

In December 2007, the FASB issued FAS No. 160, “Non-Controlling Interest in Consolidated Financial Statements” (“FAS 160”). This statement calls for (i) all non-controlling interest to be recognized in the equity section of the consolidated balance sheets apart from the parent’s equity, (ii) requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income and (iii) and requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The adoption of this pronouncement is effective in fiscal periods on or after December 15, 2008 and is not expected to have a significant impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued FAS No. 141 (revised), “Business Combinations” (“FAS 141R”). FAS 141R (i) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed, (ii) establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed and (iii) requires entities to disclose to investors and other users additional information they need to evaluate and understand the nature and financial effect of the business combination. Additionally, FAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. The application of this pronouncement is effective in fiscal years beginning on or after December 15, 2008. The adoption of FAS 141R will have a significant impact on the Company’s operating results because of the highly acquisitive nature of its business. Effective January 1, 2009, the Company will begin expensing immediately, acquisition costs and fees as they are incurred for acquisitions. Additionally, on January 1, 2009, the Company expensed approximately $5.9 million in acquisition costs for acquisitions that were being pursued

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

in 2008 but which did not close as of December 31, 2008. Historically, acquisition costs and fees have been capitalized and allocated to the cost basis of the assets. As a result, the Company expects to have an immediate reduction in its net income from expensing acquisition related costs for acquired properties. Post acquisition, the Company expects there to be a subsequent positive impact on net income for each property acquired through a reduction in depreciation expense over the estimated life of the properties as a result of acquisition costs and fees no longer being capitalized and depreciated. FAS 141R will also result in a decrease in cash flows from operating activities as a result of expensing acquisition costs and fees. These amounts have historically been included in cash flows from investing activities.

In February 2007, the FASB issued FAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 expands the use of FAS 157 and is effective for fiscal years beginning after November 15, 2007. The adoption of this pronouncement did not have a significant impact on the Company’s current practice or on its financial position or results of operations.

3. Real Estate Investment Properties:

During the year ended December 31, 2008, the Company acquired the following real estate investment properties and portfolios within various asset classes (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price		Transaction Costs	Total
AGC Golf Portfolio— One golf course	California	3/7/2008	$5,249		$320	$5,569

Traditional Golf Portfolio— Three golf courses	Various	3/26/2008	$26,300	(1)	$1,562	$27,862

Brady Mountain Resort & Marina— One marina	Arkansas	4/10/2008	$14,140		$1,216	$15,356

AGC Golf Portfolio— Three golf courses	Various	4/17/2008	$37,387		$1,904	$39,291

Orlando Grand Plaza Hotel & Suites—(2) One hotel	Florida	5/28/2008	$18,527		$1,229	$19,756

Myrtle Waves Water Park— One waterpark	South Carolina	7/11/2008	$9,100		$424	$9,524

Montgomery Country Club— One golf course	Maryland	9/11/2008	$6,300		$402	$6,702

The Links at Challedon Country Club— One golf course	Maryland	9/11/2008	$3,650		$216	$3,866

Triple Peaks Ski Resorts Portfolio— Three ski resorts	Various	12/5/2008	$117,600	(1)	$6,080	$123,680

Total			$238,253		$13,353	$251,606

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Real Estate Investment Properties (Continued):

FOOTNOTES:

(1)	The Company acquired the Triple Peaks Ski Resorts Portfolio for an aggregate purchase price of approximately $117.6 million (excluding transaction costs), consisting of $80.0 million in cash and seller financing of approximately $37.6 million. In connection with acquisition of the Traditional Golf Portfolio, the Company assumed a loan of approximately $5.9 million, which is included in the purchase price.

(2)	This property previously served as collateral for one of the Company’s mortgage notes receivable. The Company acquired ownership of the property through a settlement agreement in which it released the borrower of its obligations under the note and paid settlement and transaction costs in exchange for a deed for the property.

The following summarizes the allocation of purchase price and transaction costs for the properties acquired during the year ended December 31, 2008 (in thousands):

Land & land improvements	$82,418
Leasehold interest & improvements	59,243
Buildings	57,747
Equipment	50,186
Intangibles	2,012

Total	$251,606

As of December 31, 2008 and 2007, real estate investment properties under operating leases consisted of the following (in thousands):

	December 31,
	2008	2007
Land & land improvements	$927,622	$838,817
Leasehold interest & improvements	205,148	133,844
Buildings	524,934	423,735
Equipment	370,911	278,754
Less: accumulated depreciation	(166,113)	(72,089)

	$1,862,502	$1,603,061

For the years ended December 31, 2008, 2007 and 2006, the Company had depreciation expense of approximately $96.7 million, $63.5 million and $8.3 million, respectively.

In light of the recent economic downturn and tightening credit markets, the Company has closely monitored tenant and property performance and assessed any potential asset impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated holding period, which in the case of the Company’s triple-net leased properties is the future minimum rental payments and eventual proceeds upon disposition at the end of the lease term, to the carrying amount of the assets. The Company also considered qualitative factors in its analysis including the tenant’s ability to pay the contractual rental payments. As of December 31, 2008, based on the analysis performed, none of the Company’s real estate assets were deemed impaired.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Intangible Assets:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2008 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	2008 Net Book Value
In place leases	19.2 years	$23,339	$2,105	$21,234
Trade name	42.5 years	10,798	546	10,252
Trade name	Indefinite	1,429	—	1,429

		$35,566	$2,651	$32,915

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2007 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	2007 Net Book Value
In place leases	19.2 years	$30,556	$1,260	$29,296
Trade name	42.5 years	10,847	266	10,581
Trade name	Indefinite	1,429	—	1,429

		$42,832	$1,526	$41,306

During the year ended December 31, 2008, upon finalization of the purchase price allocations, certain amounts that were initially classified as in-place lease intangibles were subsequently reclassified to real estate investment properties. The reclassification did not have a material effect on amortization and depreciation.

Amortization expense of approximately $1.4 million was recorded for both of the years ended December 31, 2008 and 2007 and $0.2 million for the year ended December 31, 2006. The estimated future amortization expense for the Company’s intangible assets with finite lives, as of December 31, 2008 is as follows (in thousands):

2009	$1,428
2010	1,428
2011	1,428
2012	1,428
2013	1,428
Thereafter	24,346

Total	$31,486

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Operating Leases:

As of December 31, 2008, the Company leased 102 properties under long-term, triple-net leases to third-parties. The following is a schedule of future minimum lease payments to be received under the non-cancellable operating leases with third-parties at December 31, 2008 (in thousands):

2009	$161,788
2010	167,321
2011	171,373
2012	174,368
2013	176,667
Thereafter	2,452,578

Total	$3,304,095

Under the triple-net leases, the tenants are responsible for paying the Company percentage rent and FF&E reserves. Percentage rent is generally based on a percentage of gross revenue after it exceeds a certain threshold. For the years ended December 31, 2008, 2007 and 2006, total percentage rent recorded was approximately $3.7 million, $0.7 million and $0.2 million, respectively. FF&E reserves are generally based on a percentage of gross revenue at the property and totaled approximately $25.5 million, $16.2 million and $1.7 million, for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, tenants are generally responsible for repairs, maintenance, property taxes, utilities, insurance and expenses of ground leases, concession holds or land permits. For the years ended December 31, 2008, 2007 and 2006, the tenants paid approximately $19.3 million, $14.5 million and $1.2 million, respectively, for property taxes related to properties that the Company owns.

6. Investment in Unconsolidated Entities:

As of December 31, 2008 and 2007, the Company owned investments in unconsolidated entities accounted for under the equity method of accounting with carrying values totaling approximately $158.9 million and $169.4 million, respectively. These unconsolidated entities are in the business of owning and leasing real estate and were determined to be variable interest entities in which the Company is not the primary beneficiary in accordance with FIN 46R. The Company determined that it was not the primary beneficiary of any of the variable interest entities in which it is involved based on (i) a quantitative analysis that demonstrated that their partner in each venture has the majority of the exposure to variability of returns and risk of loss due to the preference of cash distributions to the Company ahead of its partners as provided for under the terms of the governing venture agreements, and (ii) an assessment of qualitative factors such as the level of influence that the partners have over the operations of the ventures and underlying real estate assets.

The Company uses the HLBV method of accounting to allocate income and losses between venture partners for its unconsolidated entities. The HLBV method allocates income and loss between venture partners to most appropriately match the distribution of cash from unconsolidated entities whose annual operating cash flows and, in some cases, liquidating cash flows are distributed to the Company and its partners based on preferences and complex waterfall calculations as outlined in the respective partnership agreements. Under the HLBV method of accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. For the years ended December 31, 2008, 2007 and 2006, the Company recognized equity in earnings from the entities of approximately $3.0 million, $3.7 million and $11.0 million, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investment in Unconsolidated Entities (Continued):

The following represents financial information for the unconsolidated entities for the years ended December 31, 2008, 2007 and 2006 (in thousands):

Summarized Operating Data

	Year Ended December 31, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$31,510	$29,189	$15,963	$76,662
Property operating expenses	(28,158)	(755)	(7,934)	(36,847)
Depreciation & amortization expense	(7,335)	(8,549)	(4,771)	(20,655)
Interest expense	(3,998)	(9,100)	(5,663)	(18,761)
Interest and other income (expense)	21	25	167	213

Net income (loss)	$(7,960)	$10,810	$(2,238)	$612

Income (loss) allocable to other venture partners(1)	$(2,414)	$834	$(1,785)	$(3,365)

Income (loss) allocable to the Company(1)	$(5,546)	$9,976	$(453)	$3,977
Amortization of capitalized costs	(227)	(496)	(234)	(957)

Equity in earnings (loss) of unconsolidated entities	$(5,773)	$9,480	$(687)	$3,020

Distributions declared to the Company	$—	$10,251	$2,876 (2)	$13,127

Distributions received by the Company	$—	$10,405	$4,478 (2)	$14,883

Summarized Operating Data

	Year Ended December 31, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$34,597	$29,516	$17,019	$81,132
Property operating expenses	(30,199)	(758)	(8,702)	(39,659)
Depreciation & amortization expense	(7,112)	(8,834)	(5,268)	(21,214)
Interest expense	(3,955)	(9,244)	(5,826)	(19,025)
Interest and other income	102	20	386	508

Net income (loss)	$(6,567)	$10,700	$(2,391)	$1,742

Income (loss) allocable to other venture partners(1)	$(2,014)	$724	$(1,662)	$(2,952)

Income (loss) allocable to the Company(1)	$(4,553)	$9,976	$(729)	$4,694
Amortization of capitalized costs	(226)	(496)	(234)	(956)

Equity in earnings (loss) of unconsolidated entities	$(4,779)	$9,480	$(963)	$3,738

Distributions declared to the Company	$—	$10,302	$3,168 (2)	$13,470

Distributions received (refunded) by the Company	$(1,226)	$10,173	$3,917 (2)	$12,864

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investment in Unconsolidated Entities (Continued):

Summarized Operating Data

	Year Ended December 31, 2006
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$37,428	$28,876	$16,220	$82,524
Property operating expenses	(30,642)	(655)	(7,275)	(38,572)
Depreciation & amortization expense	(6,407)	(8,002)	(5,477)	(19,886)
Interest expense	(3,113)	(8,496)	(5,539)	(17,148)
Interest and other income	61	15	685	761

Net income (loss)	$(2,673)	$11,738	$(1,386)	$7,679

Income (loss) allocable to other venture partners(1)	$(891)	$2,182	$(5,589)	$(4,298)

Income (loss) allocable to the Company(1)	$(1,782)	$9,556	$4,203	$11,977
Amortization of capitalized costs	(188)	(497)	(239)	(924)

Equity in earnings (loss) of unconsolidated entities	$(1,970)	$9,059	$3,964	$11,053 (3)

Distributions declared to the Company	$310	$10,232	$4,498 (2)	$15,040

Distributions received by the Company	$3,517	$10,166	$3,321 (2)	$17,004

FOOTNOTES:

(1)	Income is allocated between the Company and its partners using the HLBV method of accounting.

(2)	The Company receives interest payments from a mezzanine loan made to certain entities within the Intrawest Venture related to two Canada properties in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. When received, these payments are reflected as distributions from unconsolidated entities in the Company’s consolidated financial statements.

(3)	This amount does not include approximately $0.05 million equity in losses relating to a 47.5% interest in a partnership owned from November 16, 2006 through December 26, 2006. The Company subsequently acquired the remaining interest in the partnership and the entity was consolidated as of December 31, 2006.

Summarized Balance Sheet Data

	As of December 31, 2008
	Wolf Partnership(1)	DMC Partnership(1)	Intrawest Venture(1)		Total(1)
Real estate assets, net	$98,628	$242,656	$95,292		$436,576
Intangible assets, net	213	10,316	1,847		12,376
Other assets	5,871	6,219	9,912		22,002
Mortgages and other notes payable	63,000	148,380	75,071	(2)	286,451
Other liabilities	6,612	5,560	10,627		22,799
Partners’ capital	35,100	105,251	21,353		161,704
Company’s share of partners’ capital	69.7%	80.0%	80.0%

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investment in Unconsolidated Entities (Continued):

Summarized Balance Sheet Data

	As of December 31, 2007
	Wolf Partnership(1)	DMC Partnership(1)	Intrawest Venture(1)		Total(1)
Real estate assets, net	$104,921	$248,103	$106,159		$459,183
Intangible assets, net	368	10,639	2,517		13,524
Other assets	6,730	6,322	10,502		23,554
Mortgages and other notes payable	63,000	151,263	81,621	(2)	295,884
Other liabilities	7,959	6,546	10,614		25,119
Partners’ capital	41,060	107,255	26,943		175,258
Company’s share of partners’ capital	69.7%	80.0%	80.0%

FOOTNOTES:

(1)	As of December 31, 2008 and 2007, the Company’s share of partners’ capital was approximately $158.9 million and $169.4 million, respectively and the total difference between carrying amount of investment and the Company’s share of partners’ capital was approximately $12.2 million and $15.2 million, respectively.

(2)	This amount includes a mezzanine loan made to the Intrawest Venture in connection with two Canadian properties.

The Company’s maximum exposure to loss is primarily limited to the carrying amount of its investment in each of the unconsolidated entities. The unconsolidated entities have debt obligations totaling approximately $275.4 million. If the Company engages in certain prohibited activities there are circumstances which could trigger an obligation on the part of the Company with respect to a portion of this debt. During the year ended December 31, 2008, the Company contributed approximately $1.4 million to the Wolf Partnership to fund its pro rata share of amounts needed by the Partnership to fund working capital shortfalls at the properties and to fund debt service.

The Wolf Partnership continues to be affected by the decline in the U.S. economy, a regional economic downturn and other competitive pressures. Although the Company has recognized losses from its investment in the partnership and received no cash distributions from the venture in 2007 or 2008, the Company has the intent and ability to hold this investment until the market and economy recovers. In addition, the terms of the partnership agreement entitle the Company to receive all distributable cash up to 11% of its unreturned partner’s capital before its partner receives any distributions. Management estimated, based on an analysis of expected future discounted cash flows, that the fair value of the investment exceeded the carrying value of the investment at December 31, 2008, and thus its investment is not impaired. Some of the key assumptions and judgments used in the analysis include: consideration of competition exiting the market, a range of discount rate assumptions, qualitative factors impacting historical performance and bookings, little to no growth in occupancy and room rates in the near term and modest increases thereafter, new marketing strategies and additional operational and cost-saving opportunities.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Mortgages and Other Notes Receivable:

As of December 31, 2008 and 2007, the Company had the following loans outstanding, (in thousands):

					Loan Principal Amount as of December 31,
Borrower and Description of Collateral Property	Date of Loan Agreement	Maturity Date	Interest Rate	Accrued Interest	2008	2007
Won & Jay, Inc. (one golf club)(1)	12/12/2008	12/11/2009	9.00%	$—	$10,000	$—
PARC Management LLC (equipment)(2)	11/13/2008	11/12/2011	8.00% - 8.50%	6	584	—
Big Sky Resort (one ski resort)(3)	9/23/2008	9/22/2010	12.00%	—	68,000	—
Booth Creek Resort Properties LLC (two ski properties & one parcel of land)(4)	1/18/2007	1/19/2010	15.00%	1,496	12,000	12,000
Marinas International, Inc. (four marinas)	12/22/2006	12/22/2021	10.25%	1,286	39,151	39,151
Shorefox Development, LLC (lifestyle community development)(5)	3/13/2006	3/10/2009	13.50%	2,384	40,000	40,000
Plaza Partners, LLC (hotel conversion)(6)	2/28/2006	2/28/2007	15.00%	—	—	16,800

Total				$5,172	169,735	107,951

Accrued interest					5,172	5,747
Acquisition fees, net					3,843	2,629
Loan origination fees, net					(333)	(241)
Additional carrying costs(5)					3,656	—

Total carrying amount					$182,073	$116,086

FOOTNOTES:

(1)	On December 12, 2008, the Company sold its Talega Golf Course property to Won & Jay, Inc. (“W&J”) for $22.0 million and terminated its lease on the property with Heritage Golf. In connection with the sale, W&J paid cash of $12.0 million and the Company retained a $10.0 million mortgage note from W&J for the remainder of the purchase price. The note is collateralized by a first mortgage on the Talega Golf Course property and requires monthly interest only payments with all principal due at maturity. At maturity, W&J has up to two options to extend the maturity date by one year by paying the Company an extension fee of 1.0% of the outstanding principal balance of the loan per extension.

(2)	On November 13, 2008, the Company made a loan to PARC Management LLC for approximately $584,000 collaterized by personal property equipment. The loan requires monthly interest only payments with principal due at maturity on November 12, 2011 and bears interest at 8.00% through November 12, 2009, 8.25% through November 12, 2010 and 8.50% through November 12, 2011.

(3)

The Company made a loan to Boyne and its affiliates: Big Sky Resort, LLC, Boyne Properties, Inc., and Summit Hotel, LLC (collectively, the “Borrowers”), collateralized by a first priority lien on certain of the real and personal property assets related to the operation of the Big Sky Resort, a ski resort located in Big Sky, Montana. The loan is further guaranteed by Boyne. The loan requires monthly interest payments only and may be prepaid at any time, with sufficient prior notice, and may be accelerated upon customary events

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Mortgages and Other Notes Receivable (Continued):

of default. As a condition to the loan, the Borrowers agreed to make improvements to the Big Sky Resort, including the completion of a new maintenance facility and completion of certain environmental remediation. The Borrowers have deposited $5.0 million in escrow as security for and for payment of their obligations to complete such improvements.

(4)	On February 20, 2009, Booth Creek Resort Properties, LLC paid off a portion of their loan, which was collaterized by one of its ski properties, of approximately $3.3 million including interest.

(5)

The loan is collateralized by a first mortgage on a portion of the land underlying a to-be-built Orvis®-branded lifestyle community in Granby, Colorado. In January 2008, the borrower advised the Company that it was having financial difficulties and would no longer be able to fund debt service on the loan. The loan was deemed impaired and the Company ceased recording interest on the loan. On April 2, 2008, the Company filed a complaint to foreclose on the collateral of the loan. Management believes, based on internal market studies and an external appraisal, that the value of the underlying collateral exceeds the carrying value of the note and, therefore, has not established an allowance for loan losses for this loan. The carrying value of the note is approximately $46.0 million including principal, accrued and deferred interest and additional carrying costs related to the collateral. Management will continue to monitor the value of the collateral for the loan and evaluate its alternatives during the remainder of 2009. In the event additional information indicates that the underlying value of collateral no longer exceeds the carrying value of the loan, it may become necessary to record an allowance for loan losses.

(6)	On February 28, 2006, the Company made a $16.8 million loan to Plaza Partners, LLC, which was used to purchase the Orlando Grand Plaza Hotel & Suites for conversion to a condominium hotel. On February 28, 2007, the loan matured and the borrower was unable to repay the loan. On June 15, 2007, the Company filed a complaint to foreclose on the collateral of the loan and on May 28, 2008, the Company settled with the borrower and took possession of the property. In connection with the settlement, the Company paid $756,000 in settlement and transaction costs and released the borrower of its obligations of $18.5 million, including accrued interest of approximately $1.7 million, in exchange for ownership of the property. The property is currently closed while redevelopment plans are being finalized.

The following is a schedule of future maturities for all mortgages and other notes receivable (in thousands):

2009	$10,000	(1)
2010	80,205
2011	830
2012	273
2013	302
Thereafter	38,125

Total	$129,735

FOOTNOTE:

(1)	This amount does not include the $40.0 million loan receivable from Shorefox Development, LLC, which is scheduled to mature on March 10, 2009, due to current foreclosure proceedings.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Discontinued Operations:

On December 12, 2008, the Company sold its Talega Golf Course property to Won & Jay, Inc. (“W&J”) for $22.0 million, resulting in a gain of approximately $4.5 million. At the same time, the Company paid approximately $2.4 million in loan prepayment fees and paid off the portion of the mortgage loan collaterized by this property of approximately $8.8 million. In connection with the sale, the Company received cash in the amount of $12.0 million and a promissory note from W&J in the amount of $10.0 million and terminated its lease on the property with Heritage Golf. See Note 7 “Mortgages and Other Notes Receivable” above for additional information on the note.

The results of discontinued operations are summarized below (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenues	$1,626	$1,764	$370
Expenses	(595)	(650)	(54)
Depreciation and amortization	(752)	(945)	(181)

Income from discontinued operations	279	169	135
Gain on sale of assets	4,470	—	—
Loss on extinguishment of debt	(2,353)	—	—

	$2,396	$169	$135

9. Public Offerings and Stockholders’ Equity:

Beginning on April 16, 2004, the Company offered for sale up to $2.0 billion in shares of common stock (200 million shares of common stock at $10.00 per share) (the “1st Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. On June 23, 2004, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2,500,000 and funds were released from escrow. On March 31, 2006, the 1st Offering was terminated, and on April 4, 2006, the Company commenced a second offering for sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “2nd Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The 2nd Offering continued until April 4, 2008 and on April 9, 2008, the Company commenced its third offering for sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share) (the “3rd Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933, including up to $47.5 million in shares of common stock (five million shares of common stock at $9.50 per share) available for sale under the terms of the Company’s reinvestment plan.

In connection with the 3rd Offering, CNL Securities Corp., the Managing Dealer of the Company’s public offerings, will receive selling commissions of up to 7.0% of gross offering proceeds on all shares sold, a marketing support fee of 3.0% of gross proceeds, and reimbursement of actual expenses incurred up to 0.10% of gross offering proceeds in connection with due diligence of the offerings. A substantial portion of the selling commissions and marketing support fees are reallocated to third-party participating broker dealers. In addition, the Advisor will receive acquisition fees of 3.0% of gross offering proceeds of the offering for services in the selection, purchase, development or construction of real property or equity investments and 3.0% of loan proceeds for services in connection with the incurrence of debt. As of December 31, 2008, the Company had cumulatively raised approximately $2.3 billion (230.4 million shares) in subscription proceeds including approximately $126.4 million (13.3 million shares) received through the Company’s reinvestment plan and incurred stock issuance costs of approximately $246.7 million in connection with the offerings.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Public Offerings and Stockholders’ Equity (Continued):

Shares owned by the Advisor, the directors, or any of their affiliates are subject to certain voting restrictions. Neither the Advisor, nor the directors, nor any of their affiliates may vote or consent on matters submitted to the stockholders regarding the removal of the Advisor, directors, or any of their affiliates or any transactions between the Company and any of them.

The Company has and will continue to incur costs in connection with the offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the offering. As of December 31, 2008 and 2007, the total cumulative offering and stock issuance costs incurred were approximately $246.7 million and $209.1 million, respectively.

In accordance with the Company’s amended and restated articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursement, and organizational and offering expenses to be paid by the Company may not exceed 13.0% of the aggregate offering proceeds. As of December 31, 2008, there were no offering costs in excess of the 13.0% limitation that had been billed to the Company.

10. Prepaid Expenses and Other Assets:

As of December 31, 2008 and 2007, prepaid expenses and other assets primarily consisted of accrued and deferred rental income under operating leases totaling approximately $32.2 million and $15.2 million, respectively, and a certificate of deposit of approximately $10.1 million and $10.2 million, respectively, collateralizing one of the Company’s loans payable. In addition, the balance includes approximately $5.9 million and $1.1 million, respectively, in acquisition fees and miscellaneous acquisition costs that were incurred and capitalized. Beginning January 1, 2009, all such acquisition costs and fees will be expensed immediately in accordance with FAS 141R and the $5.9 million balance at December 31, 2008 was expensed on January 1, 2009 in connection with the adoption of the new standard.

11. Fair Value Measurements:

The Company has financial instruments, including two derivative instruments in the form of interest rate swaps and one impaired loan that must be measured and disclosed under the new fair value standard FAS 157, which was adopted effective January 1, 2008. The Company currently does not have any non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

•	Level 3: Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Fair Value Measurements (Continued):

The Company’s derivative instruments are primarily valued based on inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy described above. The valuation of derivative instruments also includes a credit value adjustment, which is a level 3 input, however, the impact of the assumption is not significant to its overall valuation calculation and therefore the Company considers its derivative instruments to be classified as level 2. The fair value of such instruments was a liability of approximately $8.7 million at December 31, 2008 and is included in “Other liabilities” in the accompanying consolidated balance sheets.

Impaired loans are valued at the lower of cost or fair value at the time the loan is identified as impaired. Fair value is measured based on the value of the collateral under these loans and is classified as Level 3 in the fair value hierarchy. Collateral is generally real estate and/or business assets and its fair value is generally determined based on appraisals, management’s internal evaluations and market studies and may be discounted or adjusted based on historical knowledge, trends, or changes in market conditions from the time of initial valuation. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

As of December 31, 2008, the Company had one outstanding note receivable that had been deemed impaired. The value of the underlying collateral was determined based on, among other factors, an appraisal discounted to reflect a decline in market conditions, a range of cap rates, and risk adjusted cash flows. Management also considered price per acre, and although there has been no recent comparable sales, management believes the price per acre invested in the collateral property based on the carrying value to be a reasonably conservative amount. As such, no valuation allowance has been established. See Note 7 “Mortgages and Other Notes Receivable” above for additional information.

In accordance with FAS 157, the following table shows the fair value measurements of the Company’s financial assets and liabilities (in thousands):

	Fair Value Measurements as of December 31, 2008
	Balance at December 31, 2008	Level 1	Level 2	Level 3
Assets:
Impaired note receivable	$46,040			$46,040
Liabilities:
Derivative instruments	$8,699		$8,699

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes:

As of December 31, 2008 and 2007, the Company recorded net current and long-term deferred tax assets related to depreciation differences and net operating losses at its TRS subsidiaries. Because there are no historical earnings and no certainty that such deferred tax assets will be available to offset future tax liabilities, the Company has established a full valuation allowance as of December 31, 2008 and 2007. The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2008 and 2007 are as follows (in thousands):

	Year Ended December 31,
	2008	2007
Net operating losses	$22,734	$11,718
Book/tax differences in acquired assets	(16,383)	(5,937)
Book/tax differences in rental income	(1,226)	(504)

Total deferred tax asset	5,125	5,277
Valuation allowance	(5,125)	(5,277)

	$—	$—

The Company’s TRS subsidiaries had net operating loss carry-forwards for federal and state purposes of approximately $56.8 million and $22.3 million as of December 31, 2008 and 2007, respectively, to offset future taxable income. The estimated net operating loss carry-forwards will expire as follows: $1.9 million expiring in 2026, $20.4 million expiring in 2027 and $34.5 million expiring in 2028. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

13. Line of Credit:

On October 15, 2007, the Company obtained a $100.0 million syndicated revolving line of credit. In October 2008, the Company drew $100.0 million to ensure that it has sufficient cash available for future acquisitions and working capital needs. The line of credit bears interest at either the lower of: Prime or, 30-day, 60-day or 90-day LIBOR plus 2.0%, matures on October 15, 2010, and is collateralized by a ski property and certain of the Company’s attractions and marina properties that have an aggregate carrying value of approximately $232.0 million at December 31, 2008. This maturity may be extended for two years subject to approval from the syndicate of lenders, however, there is no assurance that such extension will be approved. The terms of the line of credit require the Company to meet certain customary financial covenants and ratios including (a) a maximum leverage ratio not to exceed 65%, (b) a minimum fixed charge ratio of no less than 115%, and (c) a minimum net worth of no less than $750.0 million plus 75% of equity raised, since July 1, 2007. The Company was in compliance with these covenants as of December 31, 2008.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Mortgages and Other Notes Payable:

As of December 31, 2008 and 2007, the Company had the following indebtedness (in thousands):

	Collateral & Approximate Carrying Value of Collateral at December 31, 2008	Interest Rate	Maturity Date	Balance as of December 31,
				2008	2007
Variable rate debt:
Mortgage debt(1)	1 multi-family residential property, $102.9 million	30-day LIBOR + Spread	1/2/2015	$85,413	$85,413
Mortgage debt	1 ski and mountain lifestyle property, $69.5 million	30-day LIBOR + 2.00%	7/1/2010	22,430	3,587

Total variable rate debt				$107,843	$89,000

Fixed rate debt:
Seller financing(2)	3 ski and mountain lifestyle properties, $123.6 million	9.00% - 9.50%	12/31/2011	$37,600	$—
Mortgage debt	1 golf property, $9.6 million	7.28%	3/1/2016	5,872	—
Mortgage debt	22 golf properties, $246.0 million	6.09%	2/5/2013	137,961	—
Mortgage debt	8 golf properties, $80.2 million	6.58%	7/1/2017	40,674	41,685
Mortgage debt	5 ski and mountain lifestyle properties, $230.5 million	6.11%	4/5/2014	106,499	109,560
Seller financing	unsecured	8.75%	4/1/2017	20,300	22,000
Mortgage debt	5 golf properties, $36.9 million	6.35%	3/1/2017	23,753	24,370
Mortgage debt(3)	2 golf properties, $71.8 million	6.33%	12/1/2016	36,013	45,909
Mortgage debt	3 golf properties, $29.1 million	6.18%	12/1/2016	15,834	16,258
Seller financing	unsecured	5.20%	6/19/2009	338	338
Seller financing	$8.0 million certificate of deposit	5.77%	6/19/2010	6,500	6,500

Total fixed rate debt				431,344	266,620

Total debt				$539,187	$355,620

FOOTNOTES:

(1)

In connection with the foreclosure on the Mizner property on December 31, 2007, the Company obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR plus 1.72% on the first $57.3 million, 30-day LIBOR plus 1.5% (of which 1.25% is deferred until maturity) on the next $16.7 million and

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Mortgages and Other Notes Payable (Continued):

30-day LIBOR plus 1.5% on the remaining $11.4 million (of which approximately all is deferred until maturity). The loan is collateralized by a 450-unit apartment complex in Boca Raton, Florida and will mature on January 2, 2015. On January 2, 2008, the Company entered into an interest rate hedging instrument that swapped the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year, and on the next $16.7 million to a blended fixed rate of 5.80% for the term of the loan (of which 1.25% is deferred until maturity). This hedging instrument was designated as a cash flow hedge of interest payments from inception of the hedge.

(2)	On December 5, 2008, the Company acquired the Triple Peaks Ski Resorts Portfolio for an aggregate purchase price of approximately $117.6 million (excluding transaction costs), consisting of $80.0 million in cash and seller financing of approximately $37.6 million. The seller financing is collateralized by a first mortgage on the resort properties and requires payment by the Company of monthly interest-only payments, with all principal due at maturity on December 31, 2011. The outstanding principal of the note bears interest at 9.0% through December 31, 2009, 9.25% through December 31, 2010, and 9.5% through December 31, 2011.

(3)	On December 12, 2008, the Company sold its Talega Golf Course property for $22.0 million, resulting in a gain of approximately $4.5 million. At the same time, the Company paid approximately $2.4 million in loan prepayment fees and paid off the portion of the mortgage loan collaterized by this property of approximately $8.8 million.

The following is a schedule of future principal payments and maturities for all mortgages and other notes payable (in thousands):

2009	$10,302
2010	39,421
2011	48,652
2012	11,647
2013	135,588
Thereafter	293,577

Total	$539,187

15. Related Party Arrangements:

On March 26, 2008, the Company amended its articles of incorporation to change its Advisor’s name from CNL Income Company, LLC to CNL Lifestyle Company, LLC. In conjunction with the name change of the Company’s Advisor, the Company amended its articles of incorporation to change its name from CNL Income Properties, Inc. to CNL Lifestyle Properties, Inc.

On March 14, 2008, the Company entered into a services agreement with CNL Capital Markets Corp. (“CCM”), an affiliate of the Company’s advisor and of the managing dealer of the Company’s securities offerings, pursuant to which CCM will serve as the Company’s agent in connection with certain services related to the Company’s offerings and securities. Effective on March 14, 2008, CCM, acting as the Company’s agent, entered into a transfer agency and services agreement with Boston Financial Data Services, Inc. (“Boston Financial”), an affiliate of State Street Bank and Trust Company, pursuant to which Boston Financial has been engaged to act as the transfer agent (the “Transfer Agent”) for the Company’s common stock.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Arrangements (Continued):

Certain directors and officers of the Company hold similar positions with the Advisor, which is both a stockholder of the Company and its Advisor, and CNL Securities Corp., (the “Managing Dealer”), which is the Managing Dealer for the Company’s public offerings. The Company’s chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc., the parent company of the Advisor. The Advisor and Managing Dealer receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management and sale of the Company’s assets.

For the years ended December 31, 2008, 2007 and 2006, the Company incurred the following fees (in thousands):

	Year Ended December 31,
	2008	2007	2006
Selling commissions	$21,899	$49,921	$52,659
Marketing support fee & due diligence expense reimbursements	9,392	21,418	22,180

Total	$31,291	$71,339	$74,839

The Managing Dealer is entitled to selling commissions of up to 7.0% of gross offering proceeds and marketing support fees of 3.0% of gross offering proceeds, in connection with the Company’s offerings, as well as actual expenses of up to 0.10% of proceeds in connection with due diligence. A substantial portion of the selling commissions and marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker dealers.

For the years ended December 31, 2008, 2007 and 2006, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Acquisition fees:(1)
Acquisition fees from offering proceeds	$10,239	$22,652	$23,376
Acquisition fees from debt proceeds	5,506	8,567	3,220

Total	15,745	31,219	26,596

Asset management fees:(2)	21,937	14,804	5,356

Reimbursable expenses:(3)
Offering costs	5,587	6,371	7,569
Acquisition costs	1,732	1,237	3,502
Operating expenses	4,235	2,488	1,504

Total	11,554	10,096	12,575

Total fees earned and reimbursable expenses	$49,236	$56,119	$44,527

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Related Party Arrangements (Continued):

(2)	Asset management fees are equal to 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.

(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense years ended December 31, 2008, 2007 and 2006, operating expenses did not exceed the Expense Cap.

Amounts due to the Advisor and its affiliates for fees and expenses described above are as follows (in thousands):

	Year Ended December 31,
	2008	2007
Due to the Advisor and its affiliates:
Offering expenses	$657	$767
Asset management fees	1,930	1,588
Operating expenses	479	352
Acquisition fees and expenses	664	544

Total	$3,730	$3,251

Due to Managing Dealer:
Selling commissions	$99	$277
Marketing support fees and due diligence expense reimbursements	46	119

Total	$145	$396

Total due to affiliates	$3,875	$3,647

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $13.7 million and $1.9 million as of December 31, 2008 and 2007, respectively.

16. Redemption of Shares:

During the years ended December 31, 2008, 2007 and 2006, the Company redeemed approximately 3.6 million, 663,000 and 280,000 shares of common stock at an average price of approximately $9.52, $9.42 and $9.50 per share for a total of approximately $34.0 million, $6.2 million and $2.7 million, respectively. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. These shares are considered retired and will not be reissued.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income. The Company intends to make regular distributions, and the board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. For the years ended December 31, 2008, 2007 and 2006, the Company declared and paid distributions of approximately $128.4 million ($0.6150 per share), $94.1 million ($0.6000 per share) and $33.7 million ($0.5622 per share), respectively.

For the years ended December 31, 2008, 2007 and 2006, approximately 41.0%, 58.0% and 71.9% of the distributions paid to the stockholders were considered ordinary income and approximately 59.0%, 42.0% and 28.1% were considered a return of capital for federal income tax purposes, respectively. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

18. Concentrations of Risk:

As of and for the year ended December 31, 2008, the Company leases properties to the following tenants of which each individually accounted for 10% or more of total revenues or assets.

Tenant	Number & Type of Leased Properties	Percentage of Total Revenues	Percentage of Total Assets
Booth Creek Ski Holding, Inc. (“Booth”)	3 Ski & Mountain Lifestyle Properties	12.2%	6.7%

Boyne USA, Inc. (“Boyne”)	7 Ski & Mountain Lifestyle Properties	19.4%	9.9%

Evergreen Alliance Golf Limited, L.P. (“EAGLE”)	43 Golf Courses	20.6%	17.1%

PARC Management, LLC (“PARC”)	20 Attractions	21.0%	15.9%

		73.2%	49.6%

Additionally, the Company has made loans to Booth and Boyne that together generated interest income totaling $3.6 million or 1.7% of total revenue for the year ended December 31, 2008. In 2008, PARC took over leases for 11 of the Company’s family entertainment centers from a former tenant.

The Company’s real estate investment portfolio is geographically diversified with properties in 29 states and Canada. The Company owns ski and mountain lifestyle properties in eight states and Canada with a majority of those properties located in the northeast, California and Canada. The Company’s golf properties are located in 15 states with a majority of those courses located in “Sun Belt” states. The Company’s attractions properties are located in 12 states with a majority located in the southwest.

Failure of any of these tenants to pay contractual lease or interest payments could significantly impact the Company’s results of operations and cash flows from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

As of December 31, 2008, the Company’s investments in real estate when aggregated by purchase price were concentrated in the following asset classes: approximately 31% in ski and mountain lifestyle, 27% in golf, 21% in attractions and 21% in additional lifestyle properties. Adverse events or conditions affecting those asset classes and related industries, such as severe weather conditions or economic downturn, could significantly impact the Company’s ability to generate rental income or cash flows which, in turn would significantly impact its ability to pay debt service and make distributions to stockholders.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Commitments and Contingencies:

Pursuant to the purchase agreement entered into in connection with the purchase of Okemo Mountain Resort, one of the properties in the Triple Peaks Ski Resort portfolio, the Company is obligated to pay additional purchase consideration of $14.4 million in the form of a note payable to seller upon receipt of a ground lease extension from the State of Vermont for the underlying land at the resort. The additional purchase price consideration is not to provide compensation for services but is based on the renewal of the ground lease.

The Company has commitments under ground leases, concession holds and land permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $9.5 million, $5.8 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and have been reflected as ground lease, concession hold and permit fees with a corresponding increase in rental income from operating leases in the accompanying consolidated statements of operations.

The following is a schedule of future obligations under ground leases, concession holds and permits (in thousands):

2009	$11,305
2010	11,197
2011	11,197
2012	11,197
2013	11,197
Thereafter	192,961

Total	$249,054

The Company has commitments to fund equipment replacements and other capital improvement projects for its properties. The Company expects to make approximately $37.9 million of such capital expenditures during the year ending December 31, 2009.

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for the year ended December 31, 2008 and 2007 (in thousands except per share data) including reclassifications of discontinued operations for all periods presented:

2008 Quarter	First	Second	Third	Fourth	Year
Total revenues	$48,820	$52,581	$52,233	$56,781	$210,415
Operating income	15,890	13,783	13,517	14,388	57,578
Equity in earnings (loss) of unconsolidated entities	1,577	(86)	1,598	(69)	3,020
Income from continuing operations	11,625	7,307	8,769	6,539	34,240
Discontinued operations	56	39	42	2,259	2,396
Net income	11,681	7,346	8,811	8,798	36,636
Weighted average number of shares outstanding (basic and diluted)	196,354	205,095	215,101	223,911	210,192
Earnings per share of common stock (basic and diluted)
Continuing operations	$0.06	$0.04	$0.04	$0.02	$0.16
Discontinued operations	$0.00	$0.00	$0.00	$0.01	$0.01

2007 Quarter	First	Second	Third	Fourth	Year
Total revenues	$23,592	$33,514	$38,125	$44,191	$139,422
Operating income	6,759	10,413	4,818	12,671	34,661
Equity in earnings (loss) of unconsolidated entities	904	1,080	2,084	(330)	3,738
Income from continuing operations	8,482	10,185	5,402	11,287	35,356
Discontinued operations	80	82	84	(77)	169
Net income	8,562	10,267	5,486	11,210	35,525
Weighted average number of shares outstanding (basic and diluted)	124,237	151,232	176,183	186,710	159,807
Earnings per share of common stock (basic and diluted)
Continuing operations	$0.07	$0.07	$0.03	$0.06	$0.22
Discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00

21. Subsequent Events:

The Company’s board of directors declared distributions of $0.05125 per share to stockholders of record at the close of business on January 1, 2009, February 1, 2009 and March 1, 2009. These distributions are to be paid by March 31, 2009.

On January 27, 2009, the Company’s board of directors declared a special distribution of $0.035 per share to stockholders of record as of March 31, 2009. Additionally, the Company will increase its monthly distribution rate from $0.05125 to $0.0521 per share effective April 1, 2009. The special distribution will be paid on June 30, 2009 along with the Company’s quarterly distribution. On an annualized basis the increased rate, excluding the special distribution, would represent a 6.25% return if paid for twelve months based on the current $10.00 per share offering price of the Company’s common stock.

In June 2008, EAGLE notified the Company that it was having working capital shortages and would be unable to pay the full amount of rent. The working capital shortages were due primarily to reduced net operating income and cash flows at the golf courses, particularly at private courses which rely on membership sales to

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events (Continued):

generate operating cash flow. Additionally, EAGLE was unable to obtain additional working capital from either its private equity capital partner or a line of credit from a third-party lender due to the current state of the capital markets. As a result, during the second half of 2008, the Company agreed to forgo unpaid rents totaling $9.3 million. In exchange, EAGLE released to the Company $11.8 million in cash security deposits held pursuant to its leases. The $11.8 million in cash security deposits were used to offset the $9.3 million in past due rent and, accordingly, the Company recognized the full amount of rent due under the existing leases during 2008.

After significant analysis and consideration, the Company determined that it is in its best long-term interests for EAGLE to continue operating these golf courses. Upon receiving lender approval, the Company intends to amend the terms of its leases with EAGLE to initially reduce base rent. Under the proposed amendment, base rent will increase as property-level gross revenues increases. These amended terms will allow the Company to potentially recapture the original EAGLE lease rates when market and operating conditions improve. Additionally, the Company will defer rent for the first six months of 2009 to allow the tenant to build up working capital. Such amounts are scheduled to be paid in the last ten years of the lease term beginning in 2019.

On February 13, 2009, the Wolf Partnership, one of the Company’s unconsolidated entities, made a capital call of $1.0 million to cover working capital shortfalls and debt service. The Company’s share of the capital contribution was approximately $0.7 million.

On February 20, 2009, Booth Creek Resort Properties, LLC paid off a portion of their loan, which was collateralized by one of its ski properties, of approximately $3.3 million including interest.

On January 27, 2009, the Company acquired Jiminy Peak Mountain Resort in Hancock, Massachusetts from Jiminy Peak Mountain Resort, Inc. for a purchase price of $27.0 million excluding transaction costs. The resort is leased to Jiminy Peak Mountain Resort, LLC under long-term triple-net lease for a term of 40 years with two 10-years renewal options.

In November and December 2008, Heritage Golf defaulted on its Weston Hills Country Club and Valencia Country Club leases by not paying the Company rent. The Company has drawn on its security deposit which was sufficient to cover a full twelve months of rent and is expected to offset any potential losses from the properties for the next year. On February 1, 2009, the Company terminated its leases with Heritage Golf and engaged third-party golf management companies to operate these courses on the Company’s behalf. As of that date, the Company commenced the recording of golf operating revenues and expenses of both country clubs instead of rental income previously recorded. Any taxable income from these courses will be subject to income tax until the Company re-leases these properties. The Company anticipates that the properties will be re-leased sometime in the next three taxable years.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”

This annual report does not include an attestation report of the Company’s independent registered certified public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered certified public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

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

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2009.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2009.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

1.	The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:

CNL Dallas Market Center, LP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Changes in Partners’ Capital for the years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts as of December 31, 2008

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2008

Schedule IV—Mortgage Loans on Real Estate at December 31, 2008

(b) Exhibits

2.1	Purchase and Sale Agreement between Whistler Mountain Resort Limited Partnership and Intrawest Corporation as Sellers and US Canadian Trust Alpha as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.1 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.2	Purchase and Sale Agreement (Copper Mountain Commercial Properties) between the Sellers and CNL Village Retail Partnership, LP as Purchaser dated as of December 3, 2004 (Previously filed as Exhibit 2.2 to the Report on Form 8-K filed December 9, 2004, and incorporated herein by reference.)

2.3	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

3.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. dated March 26, 2008 (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on March 26, 2008 (File No. 000-51288) and incorporated herein by reference.)

3.7	Amendment No. Three to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on December 5, 2007 and incorporated herein by reference.)

4.1	Amended and Restated Redemption Plan (Previously filed as Exhibit 4.6 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-146457) filed March 28, 2008 and incorporated herein by reference.)

4.2	Amended and Restated Reinvestment Plan (Previously filed as Appendix A to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-146457) filed March 28, 2008 and incorporated herein by reference.)

10.1	Advisory Agreement dated March 27, 2008 (Previously filed as Exhibit 10.1 to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-146457) filed March 28, 2008 and incorporated herein by reference.)

10.2	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004, Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004, Amy Sinelli dated June 14, 2005, Joseph Johnson dated January 1, 2006, Daniel Crowe dated March 22, 2006 and Baxter Underwood dated September 9, 2008 (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.3	Loan Agreement dated as of August 2, 2004 between WTC-Trade Mart, L.P., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.4	Loan Agreement dated as of August 8, 2003 by and between IFDC Property Company, Ltd., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.5	Sub-Permit and Lease Agreement dated as of May 26, 2006 by and between R&H US Canadian Cypress Limited in its capacity as the trustee of the Cypress Jersey Trust as Landlord and Cypress Bowl Recreations Limited Partnership as Tenant (Previously filed as Exhibit 10.1 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.6	Personal Property Sublease Agreement dated as of May 18, 2006 by and between CNL Personal Property TRS ULC as Lessor and Cypress Bowl Recreations Limited Partnership as Lessee (Previously filed as Exhibit 10.2 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.7	Asset Purchase Agreement dated as of December 1, 2006 among Trimont Land Company, Ski Lifts, Inc., DRE, L.L.C., Loon Mountain Recreation Corporation, Loon Realty Corp, Sierra-at-Tahoe, Inc., Booth Creek Resort Properties LLC and CNL Income Partners, LP (Previously filed as Exhibit 10.55 to Post-Effective Amendment No. Four to the Registration Statement on Form S-11 (File No. 333-128662) filed December 8, 2006 and incorporated herein by reference.)

10.8	Asset Purchase Agreement dated as of January 10, 2007 between PARC 7F-Operations Corporation and CNL Income Properties, Inc. (Previously filed as Exhibit 10.58 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.9	Amendment to Asset Purchase Agreement dated as of January 9, 2007 among Trimont Land Company, Ski Lifts, Inc., DRE, L.L.C., Loon Mountain Recreation Corporation, Loon Realty Corp, Sierra-at-Tahoe, Inc., Booth Creek Resort Properties LLC, CNL Income Partners, LP and The Talon Group, Orlando Services Division, a division of First American Title Company (Previously filed as Exhibit 10.59 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.10	The Second Amended and Restated Loan Agreement dated February 9, 2007 between CNL Income Palmetto, LLC, et al., Borrowers, and Sun Life Assurance Company of Canada, Lender (Previously filed as Exhibit 10.60 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.11	Deed of Trust, Security Agreement and Financing Statement dated February 9, 2007 executed by CNL Income Canyon Springs, LLC, Grantor, in favor of Sun Life Assurance Company of Canada, Beneficiary (Previously filed as Exhibit 10.61 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.12	Loan Agreement dated March 23, 2007 by and among CNL Income Northstar, LLC, et al, Borrower, and CNL Income SKI II, LLC et al, Pledgor and The Prudential Insurance Company of America, Lender (Previously filed as Exhibit 10.63 to Post-Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007 and incorporated herein by reference.)

10.13	Sublease Agreement dated as of April 5, 2007 by and between CNL Income Enchanted Village, LLC, Landlord, and PARC Enchanted Parks, LLC, Tenant (Previously filed as Exhibit 10.64 to Post-Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007 and incorporated herein by reference.)

10.14	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 29, 2007 among American Golf Corporation, et al, Sellers, and CNL Income Partners, LP, Buyer (Previously filed as Exhibit 10.57 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 15, 2008 and incorporated herein by reference.)

10.15	Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated November 19, 2007 among American Golf Corporation, et al, Sellers, CNL Income Partners, LP, Buyer (Previously filed as Exhibit 10.65 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)

10.16	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated December 14, 2007 among American Golf Corporation, et al, Sellers, CNL Lifestyle Partners, LP, Buyer (Previously filed as Exhibit 10.66 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)

10.17	Collateral Loan Agreement dated as of January 25, 2008 between CNL Income EAGL Southwest Golf, LC, et al., Borrower, and The Prudential Insurance Company of America, Lender (Previously filed as Exhibit 10.1 to Report on Form 8-K filed January 31, 2008 and incorporated herein by reference.)

10.18	Deed of Trust and Security Agreement dated January 25, 2008 by CNL Income EAGL Southwest Golf, LLC, Borrower, to The Prudential Insurance Company of America, Lender (Ancala Country Club, Scottsdale, Arizona) (Previously filed as Exhibit 10.2 to Report on Form 8-K filed January 31, 2008 and incorporated herein by reference.)

10.19	Omnibus Lease Resolution Agreement dated as of October 30, 2008 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed November 14, 2008 and incorporated herein by reference.).

10.20	Schedule of Omitted Agreements (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99.1	Securities Purchase Agreement dated as of January 10, 2007 among Six Flags Theme Parks, Inc., et al. and PARC 7F-Operations Corporation (Previously filed as Exhibit 99 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

(c)	The following financial statement schedules are filed as part of this report (as referenced in Item 15 (a) 2 above):

CNL Dallas Market

Center, L.P. and Subsidiaries

Consolidated Financial Statements

December 31, 2008 and 2007

CNL Dallas Market Center, L.P. and Subsidiaries

Index

December 31, 2008 and 2007

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Dallas Market Center, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Dallas Market Center, L.P. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 20, 2009

Orlando, Florida

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Property and equipment, net	$242,655,960	$248,102,880
In-place lease costs, net	6,246,509	6,485,323
Favorable ground leases, net	4,069,824	4,154,142
Cash	2,955,528	3,147,919
Restricted cash	1,493,384	1,355,783
Accrued rent	1,770,525	1,777,105
Prepaid expenses and other assets	—	40,511

Total assets	$259,191,730	$265,063,663

Liabilities and Partners’ Capital
Mortgage loans payable	$148,380,393	$151,263,236
Accounts payable and accrued expenses	1,240,924	2,305,080
Distributions payable	2,805,528	2,997,919
Unearned percentage rent	1,513,532	1,242,993

Total liabilities	153,940,377	157,809,228

Partners’ capital	105,251,353	107,254,435

Total liabilities and partners’ capital	$259,191,730	$265,063,663

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues
Rental income from operating leases	$26,616,046	$26,531,390	$26,139,314
Percentage rent	2,572,917	2,984,511	2,736,641

Total revenue	29,188,963	29,515,901	28,875,955

Cost and expenses
Depreciation	8,310,167	8,595,411	7,762,833
Ground rent expense	505,006	485,576	506,208
General, administrative and operating	249,748	271,875	148,523
Amortization of lease costs	238,814	238,814	238,814

Total cost and expenses	9,303,735	9,591,676	8,656,378

Operating income	19,885,228	19,924,225	20,219,577
Interest and other income	25,224	20,113	15,202
Interest expense	(9,100,137)	(9,244,134)	(8,496,346)

Net income	$10,810,315	$10,700,204	$11,738,433

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

Years Ended December 31, 2008, 2007 and 2006

	General Partner	CNL LP	Crow	Total
Balance, December 31, 2005	964,270	76,177,406	16,988,163	94,129,839
Additional partner contributions	135,471	13,411,587	3,386,764	16,933,822
Net income	119,447	9,436,334	2,182,652	11,738,433
Distributions	(127,897)	(10,103,852)	(3,138,625)	(13,370,374)

Balance, December 31, 2006	$1,091,291	$88,921,475	$19,418,954	$109,431,720
Net income	124,697	9,851,063	724,444	10,700,204
Distributions	(128,775)	(10,173,216)	(2,575,498)	(12,877,489)

Balance, December 31, 2007	$1,087,213	$88,599,322	$17,567,900	$107,254,435
Net income	99,758	9,876,003	834,554	10,810,315
Distributions	(128,134)	(10,122,583)	(2,562,680)	(12,813,397)

Balance, December 31, 2008	$1,058,837	$88,352,742	$15,839,774	$105,251,353

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities
Net income	$10,810,315	$10,700,204	$11,738,433
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,310,167	8,595,411	7,762,833
Amortization of lease costs	238,814	238,814	238,814
Amortization of favorable ground lease	84,318	84,318	84,318
Loss (gain) on sale of asset	(862)	632	—
Changes in assets and liabilities:
Prepaid expenses and other assets	40,511	(11,749)	75,967
Due from affiliates	—	231,317	(154,343)
Accrued rent	6,580	(272)	(974,628)
Accounts payable and accrued expenses	(1,064,156)	57,648	1,133,223
Unearned percentage rent	270,539	(110,596)	(44,495)

Net cash provided by operating activities	18,696,226	19,785,727	19,860,122

Cash flows from investing activities
Acquisition of property and equipment, net	(2,873,427)	(4,135,580)	(20,337,682)
Proceeds from disposal of fixed assets	11,042	750	—
Increase in restricted cash	(137,601)	(71,177)	(672,486)

Net cash used in investing activities	(2,999,986)	(4,206,007)	(21,010,168)

Cash flows from financing activities
Principal payment on mortgage loans	(2,882,843)	(2,702,230)	(2,423,403)
Capital contributions from partners	—	—	16,933,822
Distributions to partners	(13,005,788)	(12,715,759)	(12,995,349)

Net cash provided by (used in) financing activities	(15,888,631)	(15,417,989)	1,515,070

Net (decrease) increase in cash	(192,391)	161,731	365,024
Cash and cash equivalents
Beginning of period	3,147,919	2,986,188	2,621,164

End of period	$2,955,528	$3,147,919	$2,986,188

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of capitalized interest	$9,114,872	$9,184,819	$7,728,470

Supplemental disclosure of noncash investing activities
Accrual of capital expenditures	$20,432	$1,020,428	$1,170,727

Supplemental disclosure of noncash financing activities
Distributions declared but not paid to partners	$2,805,528	$2,997,919	$2,836,189

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

1. Organization

CNL Dallas Market Center, L.P. (the “Partnership”) is a Delaware limited partnership whose partners are CNL Dallas Market Center GP, LLC (the “General Partner”), CNL DMC, LP (the “CNL LP”) and Dallas Market Center Company, Ltd. (“Crow”). Crow and CNL LP are collectively referred to as the “Limited Partners”. The General Partner and the CNL LP are wholly owned subsidiaries of CNL Lifestyle Properties, Inc., formerly known as CNL Income Properties, Inc. and are referred to as the “CNL Partners”. Certain major decisions as defined in the partnership agreement (the “Agreement”) require the approval of the General Partner and Limited Partners.

The Partnership was formed on February 14, 2005 for purposes of owning certain real property located in Dallas, Texas. In a series of formation transactions (referred to as the “Formation Transactions”), Crow transferred its interests in two subsidiary partnerships to the Partnership. The first subsidiary partnership owned the World Trade Center, Dallas Trade Mart and Market Hall buildings as well as leases for the underlying land; limited use rights to the Apparel Mart (which resides on the Dallas Market Center Campus) (collectively referred to as the “World Trade Center” property); and related parking facilities on the property, which had an agreed upon value of approximately $219.9 million. Later, on May 25, 2005, Crow transferred its interest in the second subsidiary partnership, which owned the International Floral and Gift Center (referred to as the “IFGC” property), with an agreed upon value of approximately $30.8 million. With the contributions of the World Trade Center and IFGC, the Partnership assumed approximately $142.3 million and $16.3 million, respectively, in existing debt. In connection with these transfers, the CNL Partners made a series of capital contributions in exchange for their ownership interests, which were immediately distributed to Crow. Additionally, all of the partners paid their share of closing costs in order to complete the transaction.

As a result of the formation transactions, the General Partner and Limited Partners hold the following percentage interests as of December 31, 2008 and 2007:

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

Net cash flow, as defined in the Agreement, is to be distributed quarterly to the Partners in accordance with the following order of priority: (i) first, to the General Partner and CNL LP to pay the CNL first tier preferred distribution, as defined in the Agreement; (ii) second, to Crow to pay the Crow first tier preferred distribution, as defined in the Agreement; (iii) third to the Partners pro-rata in proportion to their partnership interests until the sum of the aggregate distributions paid equals the second tier preferred distribution, as defined in the agreement; (iv) fourth, 60% to the General Partner and CNL LP and 40% to Crow until the sum of the aggregate distributions paid equals the third tier preferred distribution, as defined in the agreement and; (v) thereafter 50% to the General Partner and CNL LP and 50% to Crow. As of December 31, 2008 and 2007, the Partnership has net cash flow distributions payable totaling approximately $2.8 million and $3.0 million, respectively.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

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

Years Ended December 31, 2008, 2007 and 2006

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

Restricted Cash

The leases require that certain amounts of cash are restricted to fund capital expenditures at the Partnership’s properties and have been included in the accompanying consolidated balance sheets. The reserve accounts are held at CNL Bank, which is an affiliate of the General Partner and CNL LP. As of December 31, 2008 and 2007, approximately $1.5 million and $1.4 million was held in these reserve accounts, respectively.

Revenue Recognition

The Partnership records rental revenue on the straight-line basis over the terms of the leases. Percentage rent that is due contingent upon tenant performance levels such as gross revenues is not recognized until the underlying performance thresholds have been reached.

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

Fair Value of Financial Instruments

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates carrying value because of the liquid nature of the assets and short maturities of the obligations. The Partnership believes the fair value of its long-term debt was approximately $123.7 million and $150.0 million as of December 31, 2008 and 2007, respectively, based on the rates it believes it could obtain for similar borrowings.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Partnership’s long-lived assets are tested for impairment annually or

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Partnership assesses impairment by comparing the carrying value of long-lived assets to future estimated undiscounted operating cash flows expected to be generated over the life of the assets and from its eventual disposition. In the event the carrying amount exceeds the estimated future undiscounted cash flows, the Partnership would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. For the years ended December 31, 2008, 2007 and 2006, the Partnership recorded no impairments.

3. Property and equipment

Property and equipment, net consists of the following:

	December 31, 2008	December 31, 2007
Building and improvements	$262,029,691	$260,817,732
Leasehold improvements	1,520,649	1,389,816
Land improvements	485,104	490,854
Equipment	9,636,735	8,114,607

	273,672,179	270,813,009
Less: Accumulated depreciation	(31,016,219)	(22,710,129)

	$242,655,960	$248,102,880

On October 12, 2005, the Partnership entered into a memorandum of understanding and an agreement to develop an approximately 500,000 square foot lighting center expansion (160,000 leasable square feet) at the Trade Mart Property (the “Trade Mart Expansion”). The total construction costs were approximately $21.3 million. The Partnership capitalized interest cost of $908,195 relating to the construction of the Trade Mart Expansion for the year ended December 31, 2006. No interest was capitalized for the years ended December 31, 2008 and 2007.

4. In Place Lease Costs and Favorable Ground Leases

In place lease costs, net and favorable ground leases, net consist of the following:

	In Place Lease Cost December 31,		Favorable Ground Leases December 31,
	2008	2007	2008	2007
Balance	$7,164,428	$7,164,428	$4,390,421	$4,390,421
Accumulated amortization	(917,919)	(679,105)	(320,597)	(236,279)

	$6,246,509	$6,485,323	$4,069,824	$4,154,142

The anticipated amortization of intangible assets over each of the next five years and beyond is as follows:

	In Place Lease Costs	Favorable Ground Leases
2009	$238,814	$84,318
2010	238,814	84,318
2011	238,814	84,318
2012	238,814	84,318
2013	238,814	84,318
Thereafter	5,052,439	3,648,234

	$6,246,509	$4,069,824

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

Amortization of the in place lease costs is recorded as an increase in amortization of lease costs expense in the accompanying consolidated statements of operations. The Partnership recorded total amortization expense of $238,814 for each year ended December 31, 2008, 2007 and 2006.

Amortization of the favorable ground lease asset is recorded as an increase in ground lease expense in the accompanying consolidated statements of operations. The Partnership recorded total amortization expense of $84,318 for each year ended December 31, 2008, 2007 and 2006.

5. Mortgage Loans Payable

In connection with the acquisition of the World Trade Center on February 14, 2005, the Partnership became obligated for approximately $142.3 million in existing debt collateralized by the World Trade Center property. On May 25, 2005, in connection with the acquisition of the IFGC, the Partnership became obligated for approximately $16.3 million in existing debt collateralized by the IFGC property. Mortgage loans payable consist of the following:

Property	Monthly Payment (Principal and Interest)	Interest Rate	Maturity Date	Balance as of December 31,
				2008	2007
World Trade Center	$889,145	6.037%	September 2014	$133,736,406	$136,117,875
IFGC	110,663	5.450%	September 2012	14,643,987	15,145,361

				$148,380,393	$151,263,236

Future scheduled principal payments of the mortgage loans are as follows:

2009	$3,087,399
2010	3,278,426
2011	3,481,290
2012	3,672,729
2013	3,924,013
Thereafter	130,936,536

$148,380,393

6. Master Leases

On February 14, 2005, the Partnership entered into a triple-net lease agreement with Dallas Market Center Operating, L.P. a subsidiary of the existing management company, Market Center Management Company, Ltd. (“MCMC”). MCMC is an affiliate of Crow Holdings. On May 25, 2005, the Partnership entered into a lease agreement with IFDC Operating, L.P., also a subsidiary of MCMC. The leases have an initial term of five-years with five automatic five-year renewal periods. Both leases call for the payment of monthly base rental payments and percentage rent to the extent that the annual percentage rent calculation exceeds annual base rent. Percentage rent is calculated as a set percentage of total gross sublease rental revenues as defined in the lease agreements. The amount of annual base rent automatically escalates in accordance with the provisions of the lease agreements. The leases require the tenant to pay property taxes on behalf of the Partnership. For the years ended December 31, 2008, 2007 and 2006, the tenant paid property taxes of $3,301,158, $3,411,770 and $3,488,438, respectively, on behalf of the Partnership.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2008, 2007 and 2006

For the years ended December 31, 2008, 2007 and 2006, base rental income under the leases amounted to approximately $26.6 million, $26.5 million and $26.1 million, respectively, including the effect of straight-lining rent in accordance with GAAP. As of December 31, 2006, the construction on the Trade Mart Expansion was completely funded which resulted in an increase in base rent of the Trade Mart Property.

Future minimum rental receipts under non-cancelable operating leases having remaining terms in excess of one year of December 31, 2008 are as follows:

	World Trade Center	IFDC	Total
2009	$23,601,693	$3,028,767	$26,630,460
2010	23,602,109	3,029,000	26,631,109
2011	23,602,109	3,029,000	26,631,109
2012	23,602,109	3,029,000	26,631,109
2013	23,602,109	3,029,000	26,631,109
Thereafter	498,256,645	63,951,565	562,208,210

	$616,266,774	$79,096,332	$695,363,106

7. Ground Leases

The Partnership makes monthly lease payments under nine ground leases, two of which have annual rent increases and all of the ground leases are with affiliates of Crow. For the years ended December 31, 2008, 2007 and 2006, the Partnership incurred a total of $505,006, $485,576 and $506,208, respectively, for rent expenses under the ground leases which includes the effect of GAAP straight-lining adjustments of $101,754, $104,190 and $206,276, respectively and the amortization of above market leases of $84,318 for each of the three years ended December 31, 2008, 2007 and 2006. Each of the ground leases expire between the years 2055 and 2066. Upon termination of the ground leases, all buildings and improvements become the property of the lessors under the ground leases. The non-cancelable future minimum lease payments under the ground leases are as follows:

2009	$303,235
2010	305,770
2011	308,355
2012	310,991
2013	313,681
Thereafter	20,453,852

$21,995,884

Accrued rental expense of $412,220 and $310,466 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2008 and 2007, respectively.

8. Commitments and Contingencies

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Partnership’s financial condition or results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2009.

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

Signature	Title	Date

/s/ JAMES M. SENEFF, JR. James M. Seneff, Jr.	Chairman of the Board	March 20, 2009

/s/ ROBERT A. BOURNE Robert A. Bourne	Vice Chairman of the Board and Treasurer	March 20, 2009

/s/ ROBERT J. WOODY Robert J. Woody	Independent Director	March 20, 2009

/s/ BRUCE DOUGLAS Bruce Douglas	Independent Director	March 20, 2009

/s/ DENNIS N. FOLKEN Dennis N. Folken	Independent Director	March 20, 2009

/s/ R. BYRON CARLOCK, JR. R. Byron Carlock, Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 20, 2009

/S/ TAMMIE A. QUINLAN Tammie A. Quinlan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 20, 2009

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

As of December 31, 2008 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Assets	Deemed Uncollectible	Collected/ Recovered	Balance at End of Year
2006	Deferred tax asset valuation allowance	$—	$—	$594	$—	$—	$594

		$—	$—	$594	$—	$—	$594

2007	Deferred tax asset valuation allowance	$594	$—	$4,683	$—	$—	$5,277

		$594	$—	$4,683	$—	$—	$5,277

2008	Deferred tax asset valuation allowance	$5,277	$—	$(152)	$—	$—	$5,125

		$5,277	$—	$(152)	$—	$—	$5,125

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2008 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interest	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Leasehold Interest	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Gatlinburg Sky Lift Gatlinburg, Tennessee		$—	$19,154	$175	$—	$—	$—	$19,153	$176	$19,329	$(1,228)	In 1953	12/22/2005	(2)
Hawaiian Falls Waterparks Garland and The Colony, Texas	(1)	$3,123	$3,663	$758	$1,835	$—	$4,957	$3,663	$759	$9,379	$(1,096)	In 2004	4/21/2006	(2)
Route 66 Harley - Davidson Dealership Tulsa, Oklahoma	(1)	$998	$—	$5,509	$2	$—	$999	$—	$5,510	$6,509	$(382)	In 2002	4/27/2006	(2)
Palmetto Hall Plantation Club Hilton Head, South Carolina	(1)	$5,744	$—	$1,465	$10	$—	$5,753	$—	$1,466	$7,219	$(913)	In 1990	4/27/2006	(2)
Cypress Mountain Vancouver, British Columbia		$161	$19,001	$735	$6,989	$—	$849	$15,252	$10,785	$26,886	$(1,548)	In 1975	5/30/2006	(2)
Raven Golf Club at South Mountain Phoenix, Arizona	(1)	$11,599	$—	$1,382	$57	$—	$11,611	$—	$1,427	$13,038	$(1,547)	In 1995	6/9/2006	(2)
Bretton Woods Mountain Resort Bretton Woods, New Hampshire	(1)	$10,778	$10	$28,052	$21,559	$—	$11,124	$10	$49,265	$60,399	$(2,734)	In 1800’s	6/23/2006	(2)
Bear Creek Golf Club Dallas, Texas	(1)	$6,697	$2,613	$1,312	$299	$—	$6,937	$2,613	$1,371	$10,921	$(1,196)	In 1979	9/8/2006	(2)
Funtasticks Fun Center Tucson, Arizona	(1)	$4,217	$—	$1,950	$1	$—	$4,217	$—	$1,951	$6,168	$(321)	In 1993	10/6/2006	(2)
Fiddlesticks Fun Center Tempe, Arizona	(1)	$4,466	$—	$648	$1	$—	$4,466	$—	$649	$5,115	$(149)	In 1991	10/6/2006	(2)
Grand Prix Tampa Tampa, Florida	(1)	$2,738	$—	$487	$1	$—	$2,738	$—	$488	$3,226	$(109)	In 1979	10/6/2006	(2)
Zuma Fun Center South Houston, Texas	(1)	$3,720	$—	$1,192	$1	$—	$3,720	$—	$1,193	$4,913	$(171)	In 1990	10/6/2006	(2)
Mountasia Family Fun Center North Richland Hills, Texas	(1)	$1,152	$—	$635	$1	$—	$1,152	$—	$636	$1,788	$(101)	In 1994	10/6/2006	(2)
Putt Putt Fun Center Raleigh, North Carolina	(1)	$265	$215	$258	$1	$—	$268	$212	$259	$739	$(84)	In 1998	10/6/2006	(2)
Zuma Fun Center North Houston, Texas	(1)	$757	$—	$182	$1	$—	$757	$—	$183	$940	$(29)	In 1990	10/6/2006	(2)
Putt Putt Fun Center Lubbock, Texas	(1)	$713	$343	$539	$1	$—	$713	$343	$540	$1,596	$(176)	In 1981	10/6/2006	(2)
Zuma Fun Center Knoxville, Tennessee	(1)	$1,231	$—	$751	$1	$—	$1,231	$—	$752	$1,983	$(109)	In 1993	10/6/2006	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2008 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interest	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Leasehold Interest	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Zuma Fun Center Charlotte, North Carolina	(1)	$5,583	$—	$1,608	$—	$—	$5,583	$—	$1,608	$7,191	$(317)	In 1991	10/6/2006	(2)
Camelot Park Bakersfield, California	(1)	$676	$—	$378	$—	$—	$676	$—	$378	$1,054	$(140)	In 1994	10/6/2006	(2)
Weston Hills Country Club Weston, Florida	(1)	$20,332	$—	$14,374	$806	$—	$20,444	$—	$15,068	$35,512	$(2,935)	In 1990	10/16/2006	(2)
Valencia Country Club Santa Clarita, California	(1)	$31,565	$—	$8,646	$631	$—	$32,029	$—	$8,813	$40,842	$(3,054)	In 2000	10/16/2006	(2)
Canyon Springs Golf Club San Antonio, Texas	(1)	$11,463	$—	$1,314	$51	$—	$11,512	$—	$1,316	$12,828	$(465)	In 1997	11/16/2006	(2)
The Golf Club at Cinco Ranch Houston, Texas	(1)	$6,662	$—	$454	$226	$—	$6,887	$—	$455	$7,342	$(166)	In 1993	11/16/2006	(2)
Golf Club at Fossil Creek Fort Worth, Texas	(1)	$4,950	$—	$1,040	$—	$—	$4,950	$—	$1,040	$5,990	$(453)	In 1987	11/16/2006	(2)
Lake Park Golf Club Dallas-Fort Worth, Texas		$2,089	$1,821	$1,352	$14	$—	$2,102	$1,822	$1,352	$5,276	$(666)	In 1957	11/16/2006	(2)
Mansfield National Golf Club Dallas-Fort Worth, Texas	(1)	$5,216	$605	$1,176	$25	$—	$5,241	$605	$1,176	$7,022	$(835)	In 2000	11/16/2006	(2)
Plantation Golf Club Dallas-Fort Worth, Texas	(1)	$4,123	$—	$130	$18	$—	$4,141	$—	$130	$4,271	$(30)	In 1998	11/16/2006	(2)
Fox Meadow Country Club Medina, Ohio	(1)	$5,235	$—	$4,144	$279	$—	$5,431	$—	$4,227	$9,658	$(807)	In 1995	12/22/2006	(2)
Lakeridge Country Club Lubbock, Texas	(1)	$5,260	$—	$2,461	$163	$—	$5,374	$—	$2,510	$7,884	$(474)	In 1978	12/22/2006	(2)
Mesa del Sol Golf Club Yuma, Arizona	(1)	$5,802	$—	$981	$265	$—	$6,050	$—	$998	$7,048	$(784)	In 1970	12/22/2006	(2)
Painted Hills Golf Club Kansas City, Kansas	(1)	$2,326	$—	$1,337	$88	$—	$2,387	$—	$1,364	$3,751	$(300)	In 1965	12/22/2006	(2)
Royal Meadows Golf Course Kansas City, Missouri	(1)	$1,971	$—	$374	$158	$—	$2,010	$—	$493	$2,503	$(191)	In 1960’s	12/22/2006	(2)
Signature Golf Course Solon, Ohio	(1)	$8,513	$—	$8,403	$378	$—	$8,714	$—	$8,580	$17,294	$(1,269)	In 2002	12/22/2006	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2008 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interest	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Leasehold Interest	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Weymouth Country Club Medina, Ohio	(1)	$5,571	$—	$4,860	$314	$—	$5,777	$—	$4,968	$10,745	$(870)	In 1969	12/22/2006	(2)
Burnside Marina Somerset, Kentucky	(1)	$350	$2,593	$415	$—	$—	$350	$2,593	$415	$3,358	$(195)	In 1950’s	12/22/2006	(2)
Pier 121 Marina and Easthill Park Lewisville, Texas	(1)	$1,172	$25,222	$4,576	$515	$—	$1,687	$25,222	$4,576	$31,485	$(1,680)	In 1960’s	12/22/2006	(2)
Beaver Creek Marina Monticello, Kentucky	(1)	$442	$5,778	$381	$2	$—	$442	$5,780	$381	$6,603	$(792)	In 1950’s	12/22/2006	(2)
Lake Front Marina Port Clinton, Ohio	(1)	$3,589	$—	$1,115	$175	$—	$3,730	$—	$1,149	$4,879	$(201)	In 1979	12/22/2006	(2)
Sandusky Harbor Marina Sandusky, Ohio	(1)	$4,458	$—	$3,428	$—	$—	$4,458	$—	$3,428	$7,886	$(425)	In 1930’s	12/22/2006	(2)
Cowboys Golf Club Grapevinem Texas	(1)	$9,638	$2,534	$2,457	$588	$—	$9,595	$2,699	$2,923	$15,217	$(1,588)	In 2000	12/26/2006	(2)
Brighton Ski Resort Brighton, Utah	(1)	$11,809	$2,123	$11,233	$2,734	$—	$12,599	$2,123	$13,177	$27,899	$(2,045)	In 1949	1/8/2007	(2)
Clear Creek Golf Club Houston, Texas		$423	$1,116	$155	$—	$—	$423	$1,116	$155	$1,694	$(140)	In 1987	1/11/2007	(2)
Northstar-at-Tahoe Resort Lake Tahoe, California	(1)	$60,790	$—	$8,534	$9,953	$—	$64,866	$—	$14,411	$79,277	$(4,607)	In 1972	1/19/2007	(2)
Sierra-at-Tahoe Resort South Lake Tahoe, California	(1)	$19,875	$800	$8,574	$421	$—	$19,910	$800	$8,960	$29,670	$(3,000)	In 1968	1/19/2007	(2)
Loon Mountain Resort Lincoln, New Hampshire	(1)	$9,226	$346	$4,673	$4,466	$—	$12,932	$347	$5,432	$18,711	$(1,405)	In 1966	1/19/2007	(2)
Summit-at-Snowqualmie Resort Snoqualmie Pass, Washington	(1)	$20,122	$792	$8,802	$1,995	$—	$21,909	$792	$9,010	$31,711	$(2,596)	In 1945	1/19/2007	(2)
White Water Bay Oklahoma City, Oklahoma	(1)	$10,720	$—	$5,461	$227	$—	$10,683	$—	$5,725	$16,408	$(787)	In 1981	4/6/2007	(2)
Splashtown Houston, Texas	(1)	$10,817	$—	$1,609	$311	$—	$10,922	$—	$1,815	$12,737	$(262)	In 1981	4/6/2007	(2)
Water World Concord, California	(1)	$1,733	$7,841	$728	$195	$—	$1,912	$7,841	$744	$10,497	$(913)	In 1995	4/6/2007	(2)
Elitch Gardens Denver, Colorado	(1)	$93,796	$—	$7,480	$48	$—	$93,840	$—	$7,484	$101,324	$(1,841)	In 1890	4/6/2007	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2008 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interest	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Leasehold Interest	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Darien Lake Buffalo, New York	(1)	$60,993	$—	$21,967	$828	$—	$61,549	$—	$22,239	$83,788	$(7,023)	In 1955	4/6/2007	(2)
Frontier City Oklahoma City, Oklahoma	(1)	$7,265	$—	$7,518	$196	$—	$7,323	$—	$7,656	$14,979	$(858)	In 1958	4/6/2007	(2)
Wild Waves & Enchanted Village Seattle, Washington	(1)	$19,200	$—	$2,837	$531	$—	$19,593	$2	$2,973	$22,568	$(2,317)	In 1977	4/6/2007	(2)
Magic Springs & Crystal Falls Theme Park Hot Springs, Arkansas	(1)	$4,237	$8	$10,409	$2,868	$—	$6,981	$—	$10,541	$17,522	$(778)	In 1977	4/16/2007	(2)
Manasquan River Club Brick Township, New Jersey	(1)	$8,031	$—	$439	$7	$—	$8,033	$5	$439	$8,477	$(168)	In 1970’s	6/8/2007	(2)
Crystal Point Marina Point Pleasant, New Jersey	(1)	$5,159	$—	$46	$2	$—	$5,161	$—	$46	$5,207	$(18)	In 1976	6/8/2007	(2)
Mountain High Resort Wrightwood, California	(1)	$14,272	$14,022	$7,571	$436	$—	$14,379	$13,909	$8,013	$36,301	$(2,294)	In 1930’s	6/29/2007	(2)
Holly Creek Marina Celina, Tennessee	(1)	$372	$5,257	$465	$2	$—	$373	$5,257	$466	$6,096	$(203)	In 1940’s	8/1/2007	(2)
Eagle Cove Marina Byrdstown, Tennessee	(1)	$1,114	$1,718	$1,692	$—	$—	$1,114	$1,718	$1,692	$4,524	$(157)	In 1940’s	8/1/2007	(2)
Sugarloaf Mountain Resort Carrabassett Valley, Maine		$15,408	$—	$5,658	$1,391	$—	$13,818	$2,000	$6,639	$22,457	$(1,089)	In 1962	8/7/2007	(2)
Sunday River Resort Newry, Maine		$32,698	$—	$12,256	$3,426	$—	$35,741	$—	$12,639	$48,380	$(1,977)	In 1959	8/7/2007	(2)
Great Lakes Marina Muskegon, Michigan	(1)	$6,633	$—	$3,079	$1	$—	$6,633	$—	$3,080	$9,713	$(163)	In 1981	8/20/2007	(2)
The Northstar Commercial Village Lake Tahoe, California		$2,354	$—	$33,932	$3,603	$—	$2,604	$—	$37,285	$39,889	$(1,614)	In 2005	11/15/2007	(2)
Arrowhead Country Club Glendale, Arizona	(1)	$6,358	$—	$9,501	$1,450	$—	$7,042	$—	$10,267	$17,309	$(606)	In 1980’s	11/30/2007	(2)
Ancala Country Club Scottsdale, Arizona	(1)	$6,878	$—	$5,953	$1,201	$—	$7,598	$—	$6,434	$14,032	$(564)	In 1996	11/30/2007	(2)
Tallgrass Country Club Witchita, Kansas	(1)	$2,273	$—	$2,586	$446	$—	$2,502	$—	$2,803	$5,305	$(140)	In 1982	11/30/2007	(2)
Deer Creek Golf Club Overland Park, Kansas	(1)	$4,914	$—	$3,353	$703	$—	$5,329	$—	$3,641	$8,970	$(407)	In 1989	11/30/2007	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2008 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interest	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Leasehold Interest	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Arrowhead Golf Club Littleton, Colorado	(1)	$11,798	$—	$2,885	$1,272	$—	$12,764	$—	$3,191	$15,955	$(559)	In 1974	11/30/2007	(2)
Hunt Valley Golf Club Phoenix, Maryland	(1)	$16,115	$—	$5,627	$1,872	$—	$17,484	$—	$6,130	$23,614	$(680)	In 1970	11/30/2007	(2)
Meadowbrook Golf & Country Tulsa, Oklahoma	(1)	$8,311	$—	$1,935	$887	$—	$9,019	$—	$2,114	$11,133	$(412)	In 1957	11/30/2007	(2)
Stonecreek Golf Club Phoenix, Arizona	(1)	$9,903	$—	$2,915	$1,137	$—	$10,805	$—	$3,150	$13,955	$(387)	In 1990	11/30/2007	(2)
Painted Desert Golf Club Las Vegas, Nevada	(1)	$7,851	$—	$965	$1,110	$—	$8,883	$—	$1,043	$9,926	$(498)	In 1987	11/30/2007	(2)
Mission Hills Country Club Northbrook, Illinois	(1)	$1,565	$—	$2,772	$480	$—	$1,737	$—	$3,080	$4,817	$(120)	In 1975	11/30/2007	(2)
Eagle Brook Country Club Geneva, Illinois	(1)	$8,385	$—	$6,621	$1,305	$—	$9,117	$—	$7,194	$16,311	$(572)	In 1992	11/30/2007	(2)
Majestic Oaks Golf Club Ham Lake, Minnesota	(1)	$11,371	$—	$694	$1,063	$—	$12,371	$—	$757	$13,128	$(653)	In 1972	11/30/2007	(2)
Ruffled Feathers Golf Club Lemont, Illinois	(1)	$8,109	$—	$4,747	$1,048	$—	$8,770	$—	$5,134	$13,904	$(509)	In 1992	11/30/2007	(2)
Tamarack Golf Club Naperville, Illinois	(1)	$5,544	$—	$1,589	$787	$—	$6,045	$—	$1,875	$7,920	$(328)	In 1988	11/30/2007	(2)
Continental Golf Course Scottsdale, Arizona	(1)	$5,276	$—	$789	$535	$—	$5,747	$—	$853	$6,600	$(150)	In 1979	11/30/2007	(2)
Desert Lakes Golf Club Bullhead City, Arizona	(1)	$1,856	$—	$125	$160	$—	$2,006	$—	$135	$2,141	$(110)	In 1989	11/30/2007	(2)
Tatum Ranch Golf Club Cave Creek, Arizona	(1)	$2,674	$—	$3,013	$666	$—	$3,096	$—	$3,257	$6,353	$(221)	In 1987	11/30/2007	(2)
Kokopelli Golf Club Phoenix, Arizona	(1)	$7,319	$—	$1,310	$1,033	$—	$8,246	$—	$1,416	$9,662	$(340)	In 1992	11/30/2007	(2)
Superstition Springs Golf Club Mesa, Arizona	(1)	$7,947	$—	$2,129	$822	$—	$8,597	$—	$2,301	$10,898	$(339)	In 1986	11/30/2007	(2)
Foothills Country Club Phoenix, Arizona	(1)	$5,493	$—	$3,515	$789	$—	$5,998	$—	$3,799	$9,797	$(371)	In 1987	11/30/2007	(2)
Legend at Arrowhead Golf Resort Glendale, Arizona	(1)	$8,067	$—	$1,621	$831	$—	$8,765	$—	$1,754	$10,519	$(350)	In 2001	11/30/2007	(2)
London Bridge Golf Club Lake Havasu, Arizona	(1)	$9,250	$—	$1,554	$906	$—	$10,030	$—	$1,680	$11,710	$(604)	In 1960’s	11/30/2007	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2008 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interest	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Leasehold Interest	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Forest Park Golf Course St. Louis, Missouri		$7,699	$2,723	$2,753	$1,095	$—	$8,322	$2,972	$2,976	$14,270	$(902)	In 1900’s	12/19/2007	(2)
Micke Grove Golf Course Lodi, California		$3,258	$2,608	$766	$557	$—	$3,540	$2,821	$828	$7,189	$(408)	In 1990	12/19/2007	(2)
Mizner Court at Broken Sound Boca Raton, Florida	(1)	$37,224	$—	$65,364	$122	$—	$37,272	$—	$65,438	$102,710	$(2,600)	In 1987	12/31/2007	(2)
Shandin Hills Golf Club San Bernadino, California		$3,070	$1,165	$1,112	$112	$—	$42	$4,253	$1,164	$5,459	$(221)	In 1980	3/7/2008	(2)
Kiskiack Golf Club Williamsburg, Virginia		$5,836	$—	$1,097	$74	$—	$5,899	$—	$1,108	$7,007	$(226)	In 1996	3/26/2008	(2)
The Crossings Glen Allen, Virginia		$8,616	$—	$1,376	$107	$—	$8,709	$—	$1,390	$10,099	$(300)	In 1979	3/26/2008	(2)
Broad Bay Country Club Virginia Beach, Virginia	(1)	$6,837	$—	$2,187	$109	$—	$6,918	$—	$2,215	$9,133	$(291)	In 1986	3/26/2008	(2)
Brady Mountain Royal, Arkansas		$738	$6,757	$1,619	$3,044	$—	$3,564	$6,851	$1,743	$12,158	$(286)	In 1950’s	4/10/2008	(2)
David L. Baker Memorial Golf Center Fountain Valley, California		$4,642	$3,577	$1,433	$64	$—	$29	$8,249	$1,438	$9,716	$(407)	In 1987	4/17/2008	(2)
Las Vegas Golf Course Las Vegas, NV		$7,481	$2,059	$1,622	$92	$—	$—	$9,625	$1,629	$11,254	$(425)	In 1938	4/17/2008	(2)
Meadowlark Golf Course Huntington Beach, California		$8,544	$6,999	$1,687	$95	$—	$—	$15,632	$1,693	$17,325	$(719)	In 1922	4/17/2008	(2)
Orlando Grand Plaza Hotel & Orlando, Florida		$9,830	$—	$5,440	$179	$—	$9,830	$—	$5,619	$15,449	$—	1970’s	5/28/2008	(2)
Myrtle Waves Myrtle Beach, South Carolina	(1)	$—	$2,430	$4,926	$111	$—	$—	$2,531	$4,936	$7,467	$(158)	In 1985	7/11/2008	(2)
Traditional Montgomery Laytonsville, MD		$5,013	$—	$1,405	$224	$—	$5,217	$—	$1,425	$6,642	$(78)	In 1963	9/11/2008	(2)
Traditional Links at Challedon Mt. Airy, MD		$2,940	$—	$718	$121	$—	$3,040	$—	$739	$3,779	$(51)	In 1995	9/11/2008	(2)
Mount Sunapee Newbury, New Hampshire	(1)	$—	$6,727	$5,253	$11	$—	$5	$6,728	$5,258	$11,991	$(23)	In 1960	12/5/2008	(2)
Okemo Mountain Ludlow, Vermont	(1)	$17,566	$10,686	$16,684	$125	$—	$17,615	$10,716	$16,730	$45,061	$(66)	In 1963	12/5/2008	(2)
Crested Butte Mt. Crested Butte, Colorado	(1)	$1,305	$18,843	$11,188	$84	$—	$1,309	$18,893	$11,218	$31,420	$(57)	In 1960’s	12/5/2008	(2)

		$910,248	$182,149	$469,381	$95,926	$—	$927,622	$205,148	$524,934	$1,657,704	$(82,923)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2008 (in thousands)

Transactions in real estate and accumulated depreciation as of December 31, 2008 are as follows:

Balance at December 31, 2004	$—	Balance at December 31, 2004	$—
2005 Acquisitions	19,837	2005 depreciation	11

Balance at December 31, 2005	19,837	Balance at December 31, 2005	11
2006 Acquisitions	392,300	2006 depreciation	3,541

Balance at December 31, 2006	412,137	Balance at December 31, 2006	3,552
2007 Acquisitions	984,259	2007 depreciation	29,675

Balance at December 31, 2007	1,396,396	Balance at December 31, 2007	33,227
2008 Acquisitions	279,823	2008 depreciation	51,182
2008 Dispositions	(18,515)	2008 accumulated depreciation on dispositions	(1,486)

Balance at December 31, 2008	$1,657,704	Balance at December 31, 2008	$82,923

FOOTNOTES:

(1)	The property is encumbered at December 31, 2008.

(2)	Buildings and improvements are depreciated over 39 years. Leasehold improvements and equipment are depreciation over their estimated useful lives.

(3)	The aggregate cost for federal income tax purposes is $1.7 billion.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2008 (in thousands)

Borrower and Description of Collateral Property	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest
Won & Jay, Inc. (one golf club)(1)	9.00% annually	12/11/2009	Monthly interest only payments	n/a	$10,000	$10,000		$—

PARC Management LLC(2)	8.00% - 8.50% annually	11/12/2011	Monthly interest only payments	n/a	584	590		—

Big Sky Resort (one ski resort)(3)	12.00% annually	9/22/2010	Monthly interest only payments	n/a	68,000	70,032		—

Booth Creek Resort Properties LLC (two ski properties & one parcel of land)(4)	15.00% annually	1/19/2010	Monthly interest only payments	n/a	12,000	13,621		—

Marinas International, Inc. (four marinas)	10.25% annually	12/22/2021	Monthly interest only payments	n/a	39,151	41,790		—

Shorefox Development, LLC (lifestyle community development)(5)	13.50% annually	3/10/2009	Monthly interest only payments	n/a	40,000	46,040		40,000

Total					$169,735	$182,073	(6)	$40,000

FOOTNOTES:

(1)	On December 12, 2008, we sold our Talega Golf Course property to Won & Jay, Inc. (“W&J”) for $22.0 million and terminated our lease on the property with Heritage Golf. In connection with the sale, W&J paid cash of $12.0 million and we retained a $10.0 million mortgage note from W&J for the remainder of the purchase price. The note is collateralized by a first mortgage on the Talega Golf Course property and requires monthly interest only payments with all principal due at maturity. At maturity, W&J has up to two options to extend the maturity date by one year by paying us an extension fee of 1% of the outstanding principal balance of the loan per extension.

(2)	On November 13, 2008, we made a loan to PARC Management LLC for approximately $584,000 collaterized by personal property equipment. The loan requires monthly interest only payments with principal due at maturity on November 12, 2011 and bears interest at 8.00% through November 12, 2009, 8.25% through November 12, 2010 and 8.50% through November 12, 2011.

(3)	We made a loan to Boyne and its affiliates: Big Sky Resort, LLC, Boyne Properties, Inc., and Summit Hotel, LLC (collectively, the “Borrowers”), collateralized by a first priority lien on certain of the real and personal property assets related to the operation of the Big Sky Resort, a ski resort located in Big Sky, Montana. The loan is further guaranteed by Boyne. The loan requires monthly interest payments only and may be prepaid at any time, with sufficient prior notice, and may be accelerated upon customary events of default. As a condition to the loan, the Borrowers agreed to make improvements to the Big Sky Resort, including the completion of a new maintenance facility and completion of certain environmental remediation. The Borrowers have deposited $5.0 million in escrow as security for and for payment of their obligations to complete such improvements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE—CONTINUED

December 31, 2008 (in thousands)

(4)	On February 20, 2009, Booth Creek Resort Properties, LLC paid off a portion of their loan, which was collateralized by one of its ski properties, of approximately $3.3 million including interest.

(5)

The loan is collateralized by a first mortgage on a portion of the land underlying a to-be-built Orvis®-branded lifestyle community in Granby, Colorado. In January 2008, the borrower advised us that it was having financial difficulties and would no longer be able to fund debt service on the loan. The loan was deemed impaired and we ceased recording interest on the loan. On April 2, 2008, we filed a complaint to foreclose on the collateral of the loan. Management believes, based on internal market studies and an appraisal, that the value of the underlying collateral exceeds the balance of principal as well as accrued and deferred interest and, therefore, has not established an allowance for loan losses for this loan. We will continue to monitor the value of the collateral for the loan and evaluate our alternatives during the remainder of 2009. In the event additional information indicates changes in the underlying value of the collateral, we may record an allowance for loan losses.

(6)	The aggregate cost for federal income tax purposes is $182.1 million.

	2008	2007
Balance at beginning of period	$116,086	$106,356
New mortgage loans	78,584	22,000
Collection of principal	—	—
Foreclosed and converted to real estate	(16,800)	(15,000)
Accrued and deferred interest	(575)	3,032
Acquisition fees allocated, net	1,214	(353)
Loan origination fees, net	(92)	51
Additional carrying costs	3,656	—

	$182,073	$116,086