Form 10-Q
period 2009-03-31
CNL LIFESTYLE PROPERTIES INC
filed 2009-05-15
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51288

CNL Lifestyle Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	20-0183627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 8, 2009 was 232,239,940.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	March 31, 2009	December 31, 2008
ASSETS
Real estate investment properties	$1,875,924	$1,862,502
Cash	194,097	209,501
Mortgages and other notes receivable	179,393	182,073
Investments in unconsolidated entities	157,067	158,946
Prepaid expenses and other assets	51,886	59,363
Intangibles, net	32,748	32,915
Accounts and other receivables	18,273	13,375
Restricted cash	16,701	11,060

Total Assets	$2,526,089	$2,529,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$537,289	$539,187
Line of credit	100,000	100,000
Other liabilities	24,764	17,999
Security deposits	24,304	30,347
Accounts payable and accrued expenses	16,095	15,955
Distributions payable	8,049	—
Due to affiliates	3,921	3,875

Total Liabilities	714,422	707,363

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 236,752 and 230,572 shares issued and 229,948 and 226,037 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	2,299	2,260
Capital in excess of par value	2,039,574	2,005,147
Accumulated earnings	95,402	97,446
Accumulated distributions	(310,385)	(267,420)
Accumulated other comprehensive loss	(15,223)	(15,061)

	1,811,667	1,822,372

Total Liabilities and Stockholders’ Equity	$2,526,089	$2,529,735

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Rental income from operating leases	$54,761	$47,534
Interest income on mortgages and other notes receivable	3,384	1,286
Other operating income	2,858	—

Total revenues	61,003	48,820

Expenses:
Asset management fees to advisor	6,123	5,213
Acquisition fees and costs	7,474	—
General and administrative	2,682	1,553
Ground lease and permit fees	2,716	2,068
Repairs and maintenance	751	333
Loss on lease termination	1,709	—
Other operating expenses	4,162	943
Depreciation and amortization	28,624	22,820

Total expenses	54,241	32,930

Operating income	6,762	15,890

Other income (expense):
Interest and other income	608	1,466
Interest expense and loan cost amortization	(9,420)	(7,308)
Equity in earnings of unconsolidated entities	6	1,577

Total other expense	(8,806)	(4,265)

Income (loss) from continuing operations	(2,044)	11,625
Discontinued operations	—	56

Net income (loss)	$(2,044)	$11,681

Earnings (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.01)	$0.06
Discontinued operations	$—	$—

	$(0.01)	$0.06

Weighted average number of shares of common stock outstanding (basic and diluted)	227,611	196,354

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2009 and Year Ended December 31, 2008 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value
Balance at December 31, 2007	191,827	$1,918	$1,690,018	$60,810	$(139,062)	$3,630	$1,617,314
Subscriptions received for common stock through public offering and reinvestment plan	37,778	378	386,617	—	—	—	386,995
Redemption of common stock	(3,568)	(36)	(33,939)	—	—	—	(33,975)
Stock issuance and offering costs	—	—	(37,549)	—	—	—	(37,549)
Net income	—	—	—	36,636	—	—	36,636	36,636
Distributions, declared and paid ($0.6150 per share)	—	—	—	—	(128,358)	—	(128,358)
Foreign currency translation adjustment	—	—	—	—	—	(9,992)	(9,992)	(9,992)
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(8,699)	(8,699)	(8,699)

Total comprehensive income	—	—	—	—	—	—	—	$17,945

Balance at December 31, 2008	226,037	$2,260	$2,005,147	$97,446	$(267,420)	$(15,061)	$1,822,372
Subscriptions received for common stock through public offering and reinvestment plan	6,179	62	61,182	—	—	—	61,244
Redemption of common stock	(2,268)	(23)	(21,630)	—	—	—	(21,653)
Stock issuance and offering costs	—	—	(5,125)	—	—	—	(5,125)
Net loss	—	—	—	(2,044)	—	—	(2,044)	(2,044)
Distributions, declared ($0.1888 per share)	—	—	—	—	(42,965)	—	(42,965)
Foreign currency translation adjustment	—	—	—	—	—	(920)	(920)	(920)
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	758	758	758

Total comprehensive loss	—	—	—	—	—	—	—	$(2,206)

Balance at March 31, 2009	229,948	$2,299	$2,039,574	$95,402	$(310,385)	$(15,223)	$1,811,667

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$31,723	$35,922

Investing activities:
Acquisition of properties	(27,000)	(32,707)
Capital expenditures	(18,316)	(12,603)
Investments in unconsolidated entities	(697)	—
Payment of additional carrying costs for mortgage loans receivable	(750)	—
Deposits applied toward real estate investments	—	4,730
Acquisition costs and fees paid	—	(7,799)
Repayment of mortgage loans receivable	2,900	—
Increase in restricted cash	(5,641)	(2,515)

Net cash used in investing activities	(49,504)	(50,894)

Financing activities:
Subscriptions received from stockholders	61,244	123,333
Redemptions of common stock	(16,549)	(6,071)
Distributions to stockholders	(34,916)	(29,911)
Stock issuance costs	(4,843)	(10,607)
Proceeds from mortgage loans and other notes payables	1,820	141,902
Principal payments on mortgage loans	(3,718)	(3,212)
Principal payments on capital leases	(514)	(21)
Payment of loan costs and deposits	(141)	(1,743)

Net cash provided by financing activities	2,383	213,670

Effect of exchange rate fluctuations on cash	(6)	(2,658)

Net increase (decrease) in cash	(15,404)	196,040
Cash at beginning of period	209,501	35,078

Cash at end of period	$194,097	$231,118

Supplemental disclosure of non-cash investing and financing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$255	$187

Allocation of acquisition fees to real estate investments	$—	$1,262

Assumption of loan in connection with property acquisition	$—	$5,942

Assumption of capital leases in connection with property acquisitions	$—	$190

Capital expansion projects incurred but not paid	$517	$5,047

Distributions declared and payable	$8,049	$—

Stock redemptions reimbursable to transfer agent	$5,350	$—

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Lifestyle Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company generally invests in lifestyle properties in the United States that are primarily leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considers to be significant industry leaders. To a lesser extent, the Company also leases properties to taxable REIT subsidiary (“TRS”) tenants and engages independent third-party managers to operate those properties. The Company also makes or acquires loans (mortgage, mezzanine and other loans) and may invest up to 10% of its assets in businesses that provide services, or are otherwise ancillary, to the types of properties in which it is permitted to invest.

As of March 31, 2009, the Company owned 115 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions and Additional Lifestyle Properties. Ten of these 115 properties are owned through unconsolidated ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and is most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential to generate long-term revenue. As of March 31, 2009, the Company also had made several loans with an aggregate outstanding principal balance of approximately $166.8 million.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. Amounts as of December 31, 2008 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Accounting for Property Acquisitions – Upon acquisition of properties, the Company recognizes the assets acquired and liabilities assumed in accordance with Statements of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“FAS 141R”), No. 142 “Goodwill and Other Intangible Assets” and No. 157 “Fair Value Measurements” (“FAS 157”). For each acquisition, the Company records the fair value of the land, buildings, equipment, intangible assets, including in-place lease origination costs and above or below market lease values, and any contingent purchase consideration. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and the Company’s estimates reflecting the facts and circumstances of each acquisition.

Acquisition Fees and Costs – Effective January 1, 2009, the Company adopted FAS 141R and immediately began expensing all acquisition fees and costs. Prior to the adoption of FAS 141R, acquisition fees and costs were capitalized and allocated to the cost basis of the assets acquired. The adoption of FAS 141R had, and will continue to have, a significant impact on the Company’s operating results due to the highly acquisitive nature of its business. FAS 141R also causes a decrease in cash flows from operating activities, as acquisition fees and costs historically have been included in cash flows from investing activities, but are treated as cash flows from operating activities under FAS141R. Upon adoption of FAS 141R, the Company expensed approximately $5.9 million in acquisition fees and costs for acquisitions that were being pursued in 2008 but which did not close as of December 31, 2008. Additionally, the Company expensed approximately $1.6 million in new acquisition fees and costs incurred during the three month period ended March 31, 2009.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Fair Value of Non-Financial Assets and Liabilities – Effective January 1, 2009, the Company adopted FAS 157 for its non-financial assets and liabilities. The standard affects how fair value is determined for non-financial assets such as goodwill, intangibles and other long-lived assets, including the incorporation of market participant assumptions in determining the fair value.

Use of Estimates – Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and the analysis of real estate and loan impairment. Actual results could differ from those estimates.

Reclassifications – Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. In addition, the Company has reclassified and included the results from its property sold in 2008 in discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2008.

Recent Accounting Pronouncements – In April 2009, the Financial Accounting Standards Board (the “FASB”) issued Staff Position (“FSP”) Statement of Financial Accounting Standards (“FAS”) No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”). This FSP FAS 157-4 is effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS 157-4 will have on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP FAS 107-1 and APB 28-1 are effective in reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 are not expected to have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition and Presentation of Other-Than Temporary Impairments” (“FSP FAS 115-2” and “124-2”). FSP FAS 115-2 and 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 are effective in reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that FSP FAS 115-2 and 124-2 will have on its condensed consolidated financial statements.

In September 2008, the FASB issued FSP FAS No. 133-1 and FASB Interpretation No. 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment to FAS No. 133, “Disclosures about Derivative and Hedging Activities” (“FAS 133”) and FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), and Clarification of the Effective Date of FAS No. 161 (“FAS 161”)(“FSP FAS 133-1” and “FIN 45-4”). This FSP amends FAS 133 to require disclosures by sellers of credit derivatives (includes credit derivatives embedded in a hybrid instrument) and also amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of guarantees. In addition, FSP FAS 133-1 clarifies the FASB’s intent about the effective date of FAS 161. The new disclosures are effective for fiscal years and interim periods beginning after November 15, 2008. The implementation of FSP FAS 133-1 and FIN 45-4 did not have a significant impact on the Company’s disclosures regarding its derivative instruments

In April 2008, the FASB issued FSP FAS No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a significant impact on the Company’s financial position or results of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

In March 2008, the FASB issued FAS 161, an amendment to FAS 133. This statement calls for all entities to enhance the disclosure requirements for derivative instruments and hedging activities to include (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FAS 133, where it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The application of this pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company currently records its hedging instruments on its balance sheet at fair value with changes in fair value recorded in other comprehensive income (loss). As such, the adoption of FAS 161 did not have a significant impact on the Company’s disclosures regarding its derivative instruments.

In December 2007, the FASB issued FAS No. 160, “Non-Controlling Interest in Consolidated Financial Statements” (“FAS 160”). This statement calls for (i) all non-controlling interest to be recognized in the equity section of the consolidated balance sheets apart from the parent’s equity, (ii) requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income and (iii) requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The adoption of this pronouncement was effective in fiscal periods beginning on or after December 15, 2008 and did not have a significant impact on the Company’s financial position or results of operations.

3.	Real Estate Investment Properties:

During the three months ended March 31, 2009, the Company acquired the following real estate investment property (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price
Jiminy Peak Mountain Resort—One ski resort	Massachusetts	1/27/2009	$27,000

Total			$27,000

The following summarizes the allocation of the purchase price for the property acquired during the three months ended March 31, 2009 (in thousands):

Total Purchase Price Allocation
Land & land improvements	$7,802
Buildings	8,164
Equipment	10,823
Intangibles	211

Total	$27,000

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

3.	Real Estate Investment Properties (Continued):

As of March 31, 2009 and December 31, 2008, real estate investment properties under operating leases consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Land & land improvements	$938,870	$927,622
Leasehold interests & improvements	205,319	205,148
Buildings	537,347	524,934
Equipment	388,626	370,911
Less: accumulated depreciation	(194,238)	(166,113)

	$1,875,924	$1,862,502

For the three months ended March 31, 2009 and 2008, depreciation expense was approximately $27.0 million and $21.6 million, respectively.

4.	Intangible Assets:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2009 and December 31, 2008 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of March 31, 2009
In place leases	19.2 years	$23,533	$2,399	$21,134
Trade name	42.5 years	10,798	613	10,185
Trade name	Indefinite	1,429	—	1,429

		$35,760	$3,012	$32,748

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of December 31, 2008
In place leases	19.2 years	$23,339	$2,105	$21,234
Trade name	42.5 years	10,798	546	10,252
Trade name	Indefinite	1,429	—	1,429

		$35,566	$2,651	$32,915

Amortization expense was approximately $0.4 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

5.	Operating Leases:

On March 31, 2009, the Company amended 43 of its leases with EAGLE Golf, reducing 2009 annualized base rent under the leases from approximately $37.8 million to $28.1 million and average annual (straight-lined) base rent over the lease term to approximately $31.5 million. Additionally, rent payments for the first half of 2009 have been deferred to allow the tenant to build up working capital. These deferred amounts are scheduled to be paid evenly over the final ten years of the lease term beginning in 2019.

In November 2008, Heritage Golf defaulted on its leases at Valencia Country Club and Weston Hills Country Club. As part of a negotiated settlement, the Company terminated Heritage Golf’s leases at Valencia Golf Club and Weston Hills Country Club on February 1, 2009 and engaged third-party golf management companies to operate the courses. As of that date, the Company commenced the recording of golf operating revenues and expenses instead of rental income, as previously recorded. The Company also recorded a loss on lease termination of approximately $1.7 million in connection with the write off of deferred rents and in-place lease intangible assets as well as the assumption of a net working capital deficit at the properties less $3.6 million in forgone security deposits by Heritage.

6.	Investments in Unconsolidated Entities:

The following tables present financial information for the Company’s unconsolidated entities for the three months ended March 31, 2009 and 2008 and as of March 31, 2009 and December 31, 2008 (in thousands):

Summarized Operating Data
	Three Months Ended March 31, 2009
	Wolf Partnership	DMC Partnership	Intrawest Venture(2)	Total
Revenue	$7,609	$8,820	$3,606	$20,035
Property operating expenses	(7,407)	(146)	(1,712)	(9,265)
Depreciation & amortization expenses	(1,846)	(2,167)	(942)	(4,955)
Interest expenses	(984)	(2,211)	(1,443)	(4,638)
Interest and other income (expense)	—	4	35	39

Net income (loss)	$(2,628)	$4,300	$(456)	$1,216

Loss allocable to other venture partners(1)	$(797)	$1,841	$(73)	$971

Income (loss) allocable to the Company(1)	$(1,831)	$2,459	$(383)	$245
Amortization of capitalized costs	(57)	(124)	(58)	(239)

Equity in earnings (loss) of unconsolidated entities	$(1,888)	$2,335	$(441)	$6

Distributions declared to the Company	$—	$2,718	$359 (3)	$3,077

Distributions received by the Company	$—	$2,244	$504 (3)	$2,748

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

6.	Investments in Unconsolidated Entities (Continued):

Summarized Operating Data

	Three Months Ended March 31, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture(2)	Total
Revenue	$9,362	$9,267	$4,175	$22,804
Property operating expenses	(8,083)	(193)	(1,695)	(9,971)
Depreciation & amortization expenses	(1,801)	(2,146)	(1,264)	(5,211)
Interest expenses	(994)	(2,279)	(1,439)	(4,712)
Interest and other income	1	9	38	48

Net income (loss)	$(1,515)	$4,658	$(185)	$2,958

Income (loss) allocable to other venture partners(1)	$(459)	$2,178	$(577)	$1,142

Income (loss) allocable to the Company(1)	$(1,056)	$2,480	$392	$1,816
Amortization of capitalized costs	(57)	(124)	(58)	(239)

Equity in earnings (loss) of unconsolidated entities	$(1,113)	$2,356	$334	$1,577

Distributions declared to the Company	$—	$3,130	$1,146 (3)	$4,276

Distributions received by the Company	$—	$2,398	$1,531 (3)	$3,929

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the hypothetical liquidation at book value (“HLBV”) method of accounting.
(2)	During the first quarter of 2009, the Intrawest Venture determined that it made certain accounting errors in 2008 totaling approximately $0.4 million. The Company concluded that these errors were not material to its financial statements for the year ended December 31, 2008 or the three months ended March 31, 2009, nor does it expect these errors to be material to the financial statements for the year ending December 31, 2009. As such, the Company recorded the cumulative effect of these adjustments in equity in earnings from unconsolidated subsidiaries in the condensed consolidated statements of operations during the first quarter of 2009. The effect of these adjustments on the three months ended March 31, 2009 was a $0.4 million reduction in equity in earnings from unconsolidated entities and a corresponding increase in net loss of $0.4 million.
(3)	The Company receives interest payments from a mezzanine loan made to certain entities within the Intrawest Venture related to two Canadian properties in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities in the Company’s unaudited condensed consolidated financial statements.

Summarized Balance Sheet Data

	As of March 31, 2009
	Wolf Partnership(1)	DMC Partnership(1)	Intrawest Venture(1)		Total(1)
Real estate assets, net	$96,956	$241,311	$93,899		$432,166
Intangible assets, net	174	10,236	1,759		12,169
Other assets	6,480	6,847	9,946		23,273
Mortgages and other notes payable	63,000	147,596	74,290	(2)	284,886
Other liabilities	7,138	4,644	11,076		22,858
Partners’ capital	33,472	106,154	20,238		159,864
Company’s share of partners’ capital	69.7%	80.0%	80.0%

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

6.	Investments in Unconsolidated Entities (Continued):

Summarized Balance Sheet Data

	As of December 31, 2008
	Wolf Partnership(1)	DMC Partnership(1)	Intrawest Venture(1)		Total(1)
Real estate assets, net	$98,628	$242,656	$95,292		$436,576
Intangible assets, net	213	10,316	1,847		12,376
Other assets	5,871	6,219	9,912		22,002
Mortgages and other notes payable	63,000	148,380	75,071	(2)	286,451
Other liabilities	6,612	5,560	10,627		22,799
Partners’ capital	35,100	105,251	21,353		161,704
Company’s share of partners’ capital	69.7%	80.0%	80.0%

FOOTNOTES:

(1)	As of March 31, 2009 and December 31, 2008, the Company’s share of partners’ capital was approximately $157.1 million and $158.9 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $12.4 million and $12.2 million, respectively.
(2)	This amount includes a mezzanine loan made to the Intrawest Venture in connection with two Canadian properties.

During the first quarter of 2009, the Company contributed approximately $0.8 million to the Wolf Partnership to fund its pro rata share of amounts needed by the Partnership to fund working capital shortfalls at the properties and to fund debt service.

On April 29, 2009, the Company entered into an agreement to acquire Great Wolf’s interest in the Wolf Partnership and to enter into new management and license agreements for the Dells property only. In addition, the Company entered into a non-binding letter of intent to re-brand and lease the Sandusky property to an unrelated third-party tenant. See “Subsequent Events” for additional information.

7.	Mortgages and Other Notes Receivable:

As of March 31, 2009 and December 31, 2008, mortgages and other notes receivable consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Principal	$166,835	$169,735
Accrued interest	5,081	5,172
Acquisition fees, net	3,437	3,843
Loan origination fees, net	(365)	(333)
Additional carrying costs(1)	4,405	3,656

Total carrying amount	$179,393	$182,073

FOOTNOTE:

(1)	The additional carrying costs represent payments made to settle various existing contractor liens related to the collateral property on the Shorefox Development LLC loan which was deemed impaired in January 2008.

On February 20, 2009, one of the Company’s borrowers paid off one of its loans, totaling approximately $3.3 million including interest.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

8.	Public Offerings, Stockholders’ Equity:

On April 9, 2008, the Company commenced its third common stock offering for the sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share), including up to $47.5 million in shares of common stock (five million shares of common stock at $9.50 per share), available for sale under the terms of the Company’s distribution reinvestment plan. As of March 31, 2009, the Company had cumulatively raised approximately $2.4 billion (236.6 million shares) in subscription proceeds including approximately $142.7 million (15.0 million shares) received through the reinvestment plan.

The Company has and will continue to incur costs in connection with the offering and issuance of shares, including filing, legal, accounting, printing, marketing support and escrow fees, selling commissions and due diligence expense reimbursements, all of which are deducted from the gross proceeds of the offering. As of March 31, 2009, the total cumulative offering and stock issuance costs incurred was approximately $251.8 million.

9.	Prepaid Expenses and Other Assets:

As of March 31, 2009, prepaid expenses and other assets primarily consisted of accrued and deferred rental income under operating leases totaling approximately $40.7 million, and loan costs of approximately $6.1 million. As of December 31, 2008, this balance also included capitalized acquisition fees and costs of approximately $5.9 million related to acquisitions the Company was pursuing. However, beginning January 1, 2009, these acquisition fees and costs were expensed immediately in accordance with the adoption of FAS 141R, and were no longer capitalized and included in prepaid expenses and other assets.

10.	Fair Value Measurements:

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments was approximately $7.9 million at March 31, 2009 and is included in other liabilities in the accompanying condensed consolidated balance sheets.

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

As of March 31, 2009, the Company had one outstanding note receivable that had been deemed impaired. The value of the underlying collateral was determined based on, among other factors, an appraisal discounted to reflect a decline in market conditions, a range of cap rates, and risk adjusted cash flows. Management also considered price per acre, and although there have been no recent comparable sales, management believes the price per acre invested in the collateral property based on the carrying value to be a reasonably conservative amount. As such, no valuation allowance has been established.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

10.	Fair Value Measurements (Continued):

In accordance with FAS 157, the following tables show the fair value of the Company’s financial assets and liabilities (in thousands):

	Fair Value Measurements as of March 31, 2009
	Balance at March 31, 2009	Level 1	Level 2	Level 3
Assets:
Impaired note receivable	$46,790			$46,790

Liabilities:
Derivative instruments	$7,941		$7,941

	Fair Value Measurements as of December 31, 2008
	Balance at December 31, 2008	Level 1	Level 2	Level 3
Assets:
Impaired note receivable	$46,040			$46,040

Liabilities:
Derivative instruments	$8,699		$8,699

11.	Derivative Instruments and Hedging Activities:

The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on its balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations.

As of March 31, 2009, the Company has two interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2009, which are included in other liabilities in the accompanying condensed consolidated balance sheets (in thousands).

Notional Amount	Strike		Trade Date	Maturity Date	Fair Value
$57,300	4.825	%(1)	1/2/2008	1/2/2015	$6,136
11,400	4.305	%(1)	1/2/2008	1/2/2015	1,805

$68,700					$7,941

FOOTNOTE:

(1)	The strike rate above does not include the credit spread on each of the notional amounts. The credit spread is 1.715% on the $57.3 million swap, totaling a blended fixed rate of 6.0%, and the credit spread is 1.5% on the $11.4 million swap, totaling a blended fixed rate of 5.805%.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

11.	Derivative Instruments and Hedging Activities (Continued):

During the three months ended March 31, 2009, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

12.	Indebtedness:

As of March 31, 2009 and December 31, 2008, the Company had the following indebtedness (in thousands):

	March 31, 2009	December 31, 2008
Mortgages payable	$474,251	$474,449
Sellers financing	63,038	64,738

Total mortgages and other notes payable	537,289	539,187

Line of credit	100,000	100,000

Total indebtedness	$637,289	$639,187

13.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with its Advisor, CNL Lifestyle Company, LLC (the “Advisor”), which is both a stockholder of the Company as well as its Advisor, and the Managing Dealer for the Company’s public offerings. The Company’s chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc., the parent company of the Advisor and Managing Dealer. The Advisor and Managing Dealer receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management and sale of the Company’s assets.

For the three months ended March 31, 2009 and 2008, the Company incurred the following fees (in thousands):

	Three Months Ended March 31,
	2009	2008
Selling commissions	$3,130	$6,770
Marketing support fee & due diligence expense reimbursements	1,342	2,902

Total	$4,472	$9,672

The Managing Dealer is entitled to selling commissions of up to 7.0% of gross offering proceeds and marketing support fees of 3.0% of gross offering proceeds, in connection with the Company’s offerings, as well as actual expenses incurred up to 0.10% of proceeds in connection with due diligence. A substantial portion of the selling commissions and marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker dealers.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

13.	Related Party Arrangements (Continued):

For the three months ended March 31, 2009 and 2008, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Acquisition fees:(1)
Acquisition fees from offering proceeds	$1,184	$3,157
Acquisition fees from debt proceeds	—	4,378

Total	1,184	7,535

Asset management fees:(2)	6,123	5,213

Reimbursable expenses:(3)
Offering costs	653	823
Acquisition costs	52	142
Operating expenses	1,706	647

Total	2,411	1,612

Total fees earned and reimbursable expenses	$9,718	$14,360

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	Asset management fees are equal to 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended March 31, 2009, operating expenses did not exceed the Expense Cap.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	March 31, 2009	December 31, 2008
Due to the Advisor and its affiliates:
Offering expenses	$255	$657
Asset management fees	2,050	1,930
Operating expenses	532	479
Acquisition fees and expenses	255	664

Total	$3,092	$3,730

Due to Managing Dealer:
Selling commissions	$580	$99
Marketing support fees and due diligence expense reimbursements	249	46

Total	$829	$145

Total due to affiliates	$3,921	$3,875

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

13.	Related Party Arrangements (Continued):

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $25.6 million and $13.7 million as of March 31, 2009 and December 31, 2008, respectively.

14.	Redemption of Shares:

During the three months ended March 31, 2009, the Company redeemed approximately 2.3 million shares of common stock at an average price of approximately $9.55 per share for a total of approximately $21.7 million of which, approximately $5.4 million was payable and was included in other liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2009. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event will the redemption price be greater than the price of shares sold to the public in any offering.

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and the Company determines to redeem shares, the Company will commit to redeem shares on a pro rata basis at the end of each quarter, with the actual redemption occurring at the beginning of the next quarter. A stockholder whose shares are not redeemed due to insufficient funds in that quarter can ask that the request to redeem the shares be honored at such time as sufficient funds exist. In such case, the redemption request will be retained and such shares will be redeemed before any subsequently received redemption requests are honored. Redemption shares are considered retired and will not be reissued.

15.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income. The Company intends to make regular distributions, and its board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. For the three months ended March 31, 2009, the Company declared and paid distributions of approximately $34.9 million ($0.1538 per share).

On January 27, 2009, the Company’s board of directors declared a special distribution of $0.035 per share to stockholders of record as of March 31, 2009. Additionally, the Company increased its monthly distribution rate from $0.05125 to $0.0521 per share effective April 1, 2009. The special distribution, totaling approximately $8.0 million, will be paid on June 30, 2009 along with the Company’s quarterly distribution.

For the three months ended March 31, 2009 and 2008, approximately 21.3% and 50.7% of the distributions paid to the stockholders were considered ordinary income and approximately 78.7% and 49.3% were considered a return of capital for federal income tax purposes, respectively. No amounts distributed to stockholders are required to be or have been treated as a return of capital for the purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

16.	Commitments & Contingencies:

The Company has commitments under ground leases, concession hold and land permits. Ground lease payments, concession hold and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $2.7 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively, and have been reflected as ground lease, concession hold and permit fees with a corresponding increase in rental income from operating leases in the accompanying unaudited condensed consolidated statements of operations.

The Company has committed to fund its pro rata share of additional contingent purchase price for one of its unconsolidated resort village properties owned by the Intrawest Venture, totaling approximately $0.6 million. The additional contingent purchase price is not to provide compensation for services but is based on the property achieving certain financial performance goals. The additional contingent purchase price is expected to be paid during the second quarter of 2009.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

16.	Commitments & Contingencies (Continued):

The Company has commitments to fund equipment replacements and other capital improvement projects for its properties. The Company expects to make approximately $45.2 million of such capital expenditures during the remainder of the year ending December 31, 2009.

From time to time, the Company may be exposed to litigation arising in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

17.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on April 1, 2009 and May 1, 2009. These distributions are to be paid by June 30, 2009.

On April 29, 2009, the Company entered into an agreement with Great Wolf to acquire its 30.3% interest in the Wolf Partnership for $6.0 million which will result in the Company’s ownership of 100% of the venture that owns two Great Wolf waterpark resorts. In connection with the Company’s acquisition of its partnership interest, Great Wolf has agreed to terminate the existing management and license agreements for the Great Wolf Lodge-Dells and Great Wolf Lodge-Sandusky properties and to enter into a new management and license agreement for the Dells property only.

In connection with the Company’s agreement to acquire Great Wolf’s share of the Wolf Partnership, the Company has also entered into a non-binding letter of intent to re-brand and lease the Sandusky property to an unrelated third-party tenant. Upon completion of the acquisition, the operations of the Sandusky and Dells properties will be consolidated into the Company’s financial statements. These transactions are expected to close during 2009 and are subject to lender approval. There can be no assurance that the Company will ultimately acquire Great Wolf’s interest in the Wolf Partnership, enter into new management and license agreements for the Dells property or re-brand and enter into a lease for the Sandusky property.

On April 30, 2009, one of the Company’s borrowers paid off its loan of approximately $10.1 million, including interest.

On May 6, 2009, the Company acquired Hawaiian Waters Adventure Park in Kapolei on the Hawaiian island of Oahu from Village Roadshow Theme Parks USA, Inc. (“Village Roadshow”) for a purchase price of approximately $15.0 million. The Company agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years. The park is leased to Village Roadshow under a long-term triple-net lease for a term of 20 years with six five-year renewal options.

On May 13, 2009, the Company entered into an agreement to redevelop its Orlando Grand Plaza Hotel & Suite property located in Florida for approximately $28.2 million. In addition, the Company executed an agreement to lease the property to a third-party tenant once the hotel reopens, which is expected to occur in April 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008. Amounts as of December 31, 2008 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2008.

All capitalized terms used herein but not defined shall have the meanings ascribed to them in the “Definitions” section of our prospectus.

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

GENERAL

CNL Lifestyle Properties, Inc. was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally lease on a long-term, triple-net basis (generally between five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. To a lesser extent, we also make and acquire loans (including mortgage, mezzanine and other loans) or other Permitted Investments related to interests in real estate. We have retained CNL Lifestyle Company, LLC (our “Advisor”), as our Advisor to provide management, acquisition, advisory and administrative services.

One of our principal business objectives include investing in, and owning, a diversified portfolio of real estate investments. As of March 31, 2009, we owned 115 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions and Additional Lifestyle Properties. Ten of these 115 properties are owned through unconsolidated ventures and three are located in Canada. We have also made a number of loans with an aggregate outstanding principal balance of approximately $166.8 million as of March 31, 2009.

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

Recent Market Conditions

The real estate industry and the U.S. economy as a whole were faced with significant challenges in 2008 that are anticipated to continue through at least 2009. We likely will continue to be impacted as certain tenants experience financial difficulties. However, we also believe that many of our properties are well positioned to manage through the recent decline in the U.S. economy because of their accessible drive-to locations and the types of activities and experiences offered at affordable prices. While individuals may shorten or forgo an expensive vacation to a destination resort, our research indicates that they still spend time with their families on leisure activities. For example, there has been a reported rise in “staycations”, which is generally defined as a period of time in which an individual or family engages in nearby leisure activities or takes regional day trips from their home to area attractions as opposed to taking destination or fly-to vacations. Even in a down market, spending on leisure pursuits continues and while certain consumers will reduce their spending on material items and luxury goods, they will continue to seek leisure and recreational outlets to create memories with family and friends. Many of the asset classes in which we operate are generally reporting sustained or only slightly reduced operating levels in comparison to prior years or seasons, while others continue to face challenges and uncertainties.

The global and U.S. economy continued to struggle during the first three months of 2009 and there is still a great deal of uncertainty regarding the duration of the economic downturn as well as the full impact of these events on the global and U.S. economy, including our properties. We continue to monitor economic events, capital markets and the financial stability of our tenants to minimize the impact on our business. While we remain cautious about the state of the economy, we also believe that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are unavailable. As of April 30, 2009, we had approximately $210.7 million in cash available to support our business and to acquire new properties. The following is a summary of how the current economic crisis has impacted us to date and how we believe it may impact us going forward with respect to capital markets and our existing operations.

Impact on Capital Markets – We have continued to see a significant decrease in the availability of debt. When and if debt is available, we anticipate that our cost of borrowing will likely increase over historical rates. We continue to maintain a low leverage ratio, which was approximately 25.2% at March 31, 2009 with a long-term target of 50% debt to total assets. We have no near-term debt maturities, with the first significant maturity occurring in the middle of 2010. Consistent with the entire unlisted REIT industry, sales of our common stock were lower for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, however, our sales have gradually increased since the beginning of the year. Reduced sales of our stock and an inability to access debt markets may limit the amount of capital that we have available to take advantage of future acquisition opportunities.

Impact on Tenants’ Operations – A number of our tenants have experienced a decline in profitability or have been unable to obtain working capital lines of credit or renew existing lines of credit due to the current state of the economy and the capital markets. This has created working capital shortages for some tenants, particularly during off season months. To partially alleviate this issue, we have modified the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy period. In some situations, we have or may consider modified lease terms to allow for rent deferrals or reductions for a period of time to provide temporary relief during this recessionary cycle that will become payable in later periods of the lease term. In the event that a tenant defaults and must be evicted from our property, applicable tax laws permit us to engage a third-party manager to operate the property on our behalf for a period of time until we can re-lease it to a new tenant. During this period, we would receive operating income from the property, which may be less than the rents that were contractually due under the prior leases. We believe we have sufficient cash on hand to offset any adverse effects on our operations that could result from a downturn in our tenants’ businesses in the coming year.

The general downturn in the economy has affected a number of our tenants’ operating performance. However, two of our golf tenants, Heritage Golf and Evergreen Alliance Golf Limited, L.P. (“EAGLE Golf”, formerly known as “EAGL”) were significantly affected during the past twelve months. Heritage Golf, our tenant at three of our golf properties, defaulted on two of its leases, Weston Hills Country Club and Valencia Country Club, in November 2008. Effective February 1, 2009, we terminated our leases at the Weston Hills and Valencia Country Clubs and engaged third-party management companies to operate these courses on our behalf. We recorded a $1.7 million loss on lease termination in connection with the write-off of deferred rents, in-place lease intangible assets and the assumption of a net working capital deficit, net of the $3.6 million security deposits. Additionally, at that time we commenced recording the golf operating revenues and expenses of both country clubs instead of rental income that was previously recorded. The net operating income from these courses is expected to be less than the rent we previously received for at least the next year. However, these courses are eventually expected to recover as the broader economy and housing market improves. Any taxable income from these courses will be subject to income tax until we re-lease these properties to new tenants.

EAGLE Golf notified us in June 2008 that it was having working capital shortages and would be unable to pay rent. On March 31, 2009, we amended 43 of our leases with EAGLE Golf, reducing 2009 annualized base rent under the leases from approximately $37.8 million to $28.1 million and average annual (straight-lined) base rent over the lease term to approximately $31.5 million. Under the amendment, base rent will increase as property-level gross revenues increase. These amended terms will allow us to potentially recapture the original EAGLE Golf lease rates when and if market and operating conditions improve. Additionally, we deferred rent for the first six months of 2009 to enable the tenant to build up working capital. Such amounts are scheduled to be paid evenly over the final ten years of the lease term beginning in 2019. This deferral is not expected to impact net income (loss) or funds from operations (“FFO”) as a result of straight-lining rent in accordance with GAAP, but will reduce cash flows from operating activities in 2009.

As of the date of this filing, for 2009 we have deferred total rent payments relating to EAGLE Golf properties of approximately $14.0 million which represents 8.5 percent of our total scheduled rents during the year. As noted above, these deferrals will reduce cash flows from operating activities during 2009, but are not expected to impact net income (loss) or FFO as a result of the straight-lining of rent in accordance with GAAP. We believe that operations of these properties will ultimately return to pre-recession levels and that the deferred amounts are collectible. Further, we have evaluated and determined that these properties are not impaired based on the expected operating results of the properties over the estimated holding period and rents we expect to receive over the term of the leases.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other Permitted Investments and for the payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans will be generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, interest payments on the loans we make and interest earned on our cash balances and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could significantly decrease our ability to pay distributions to our stockholders. In addition, we have a revolving line of credit upon which we have drawn $100.0 million to ensure we have sufficient cash available for future acquisition and working capital needs.

We intend to continue to acquire properties, make loans and other Permitted Investments with proceeds from our public offerings, our line of credit and long-term debt financing. If sufficient capital is not raised, or if affordable debt is unavailable, it would limit our ability to acquire additional properties, make loans and Permitted Investments.

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to continue to be generated from properties, loans and other Permitted Investments to cover a significant portion of such distributions and any temporary shortfalls are expected to be funded with cash borrowed under our line of credit. In the event that our properties do not perform as expected or that we are unable to acquire properties at the pace expected, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long-term. Our ability to acquire properties is in part dependent upon our ability to locate and contract with suitable third-party tenants. The inability to locate suitable tenants may delay our ability to acquire certain properties. We are also challenged due to the complex and expensive structures we must use to acquire properties due to the tax, accounting and legal requirements involved with being a REIT. Delays in acquiring properties or making loans with the capital raised from our common stock offerings adversely affect our ability to pay distributions to our existing stockholders.

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

[Intentionally left blank]

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of March 31, 2009, we had received approximately $2.4 billion (236.6 million shares) in total offering proceeds. The following table summarizes our public offerings as of March 31, 2009 (in thousands). Redemptions are shown under the offering in which the investor originally purchased its shares.

	1st Offering		2nd Offering		3rd Offering		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Subscriptions received	51,247	$512,540	145,242	$1,448,595	25,108	$253,242	221,597	$2,214,377
Subscriptions received pursuant to reinvestment plan	862	8,188	7,520	71,440	6,636	63,041	15,018	142,669
Redemptions	(3,523)	(33,934)	(3,273)	(30,749)	(8)	(77)	(6,804)	(64,760)

Total	48,586	$486,794	149,489	$1,489,286	31,736	$316,206	229,811	$2,292,286

Number of investors	15,765		47,375		9,725		72,865

In addition to the shares sold through our public offerings, our Advisor purchased 20,000 shares for $200,000 preceding the commencement of our first offering. In December 2004, 117,706 restricted common shares were issued to CNL Financial Group, Inc., a company affiliated with our Advisor and wholly owned indirectly by our chairman of the board for $1.2 million, of which 50,046 shares are outstanding as of the date of this filing.

During the period from April 1, 2009 through May 8, 2009, we received additional subscription proceeds of approximately $22.9 million (2.3 million shares).

Borrowings

We have borrowed and intend to continue to borrow money to acquire properties and pay certain related fees. We have also borrowed, and may continue to borrow, money to pay distributions to stockholders. In general, we pledge our assets in connection with such borrowings. As discussed above, the availability of debt has been significantly restricted in recent months due to the global economic downturn. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets on an annual basis. Under our articles of incorporation, the maximum amount we may borrow is 300% of our net assets in the absence of a satisfactory showing that a higher level of borrowing is appropriate. In order to borrow an amount in excess of 300% of our net assets, a majority of the independent members of our board of directors must approve the borrowing and the borrowing must be disclosed and explained to stockholders in our first quarterly report after such approval occurs.

As of March 31, 2009 our indebtedness consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Mortgages payable	$474,251	$474,449
Sellers financing	63,038	64,738

Total mortgages and other notes payable	537,289	539,187

Line of credit	100,000	100,000

Total indebtedness	$637,289	$639,187

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $31.7 million for the three months ended March 31, 2009 and consisted primarily of rental revenues, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances, offset by payments made for operating expenses (including asset management fees to our Advisor and interest expense), as compared to the net cash flow from operating activities of approximately $35.9 million for the three months ended March 31, 2008. The decrease in operating cash flow is principally due to the deferral of rent for EAGLE Golf as discussed above, and the expensing of all acquisition fees and costs in 2009 in accordance with FAS 141R. Historically, acquisition fees and costs were capitalized and reflected as cash flows from investing activities. The recharacterization of these fees and costs to operating activities does not change the source of how the amounts are funded and paid with proceeds from our public offerings.

Distributions from Unconsolidated Entities

The following table summarizes the distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership(1)	DMC Partnership	Intrawest Venture(2)	Total
Three months ended March 31, 2009	$—	$2,718	$359	$3,077
Three months ended March 31, 2008	—	3,130	1,146	4,276

Increase (decrease)	$—	$(412)	$(787)	$(1,199)

FOOTNOTES:

(1)	The Wolf Partnership has been adversely affected by a regional economic downturn and by greater than expected competitive pressures, including competitor rate cuts and expansion. We expect that cash flows will continue to be affected by these economic and competitive pressures and do not expect to receive any distributions in the near term. On April 29, 2009, we entered into an agreement to acquire Great Wolf’s interest in the Wolf Partnership and will consolidate the operations into our financial statements.
(2)	Retail Villages owned by the Intrawest Venture have been impacted by the current recession resulting in a reduction in cash distributions as compared with the prior year. We expect that cash flows from these properties will return to historical levels when the recession ends and the broader economy improves.

Property Acquisitions and Investments in Unconsolidated Entities

During the three months ended March 31, 2009, we acquired the following real estate property (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price
Jiminy Peak Mountain Resort—One ski resort	Massachusetts	1/27/2009	$27,000

Total			$27,000

We have committed to fund equipment replacements and other capital improvements for certain properties. We also have potential obligations to pay additional contingent purchase consideration related to some of the properties we have acquired if those properties achieve certain performance thresholds. See “Commitments, Contingencies and Contractual Obligations” for additional information.

During the first quarter of 2009, we contributed approximately $0.8 million to the Wolf Partnership to fund our pro rata share of amounts needed by the Partnership to fund debt service and working capital shortfalls at the properties.

Mortgages and Other Notes Receivable

As of March 31, 2009 and December 31, 2008, mortgages and other notes receivable consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Principal	$166,835	$169,735
Accrued interest	5,081	5,172
Acquisition fees, net	3,437	3,843
Loan origination fees, net	(365)	(333)
Additional carrying costs(1)	4,405	3,656

Total carrying amount	$179,393	$182,073

FOOTNOTE:

(1)	The additional carrying costs represents payments made to settle various existing contractor liens related to the collateral property on the Shorefox Development LLC loan which was deemed impaired in January 2008.

On February 20, 2009, one of our borrowers paid off one of its loans, totaling approximately $3.3 million including interest.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including the ratio of our expected and actual FFO to distributions paid, expected and actual net cash from operations for the year, our financial condition, a balanced analysis of both current and expected long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other Permitted Investments acquired or made by us.

We do not pay distributions from proceeds from our common stock offerings. We have historically made, and may continue to utilize, advances under our revolving line of credit to fund a portion of our distributions during the growth stage of our company and the economic downturn in order to avoid distribution volatility.

The distributions declared and paid during the three months ended March 31, 2009 and 2008 were $34.9 million and $29.9 million, respectively, and exceeded net income for the three months ended March 31, 2009 and 2008 by approximately $37.0 million and $18.2 million, respectively. Distributions to stockholders may be considered a return of capital to the extent the amount of such distributions exceeds net income calculated in accordance with generally accepted accounting principles (“GAAP”). Accordingly, for the three months ended March 31, 2009 and 2008, approximately 100.0% and 60.9%, of the distributions represented a return of capital, if calculated using GAAP net income as the basis. Approximately 78.7% and 49.3% of the distributions for the three months ended March 31, 2009 and 2008, respectively, constitute a return of capital for federal income tax purposes. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

The following table compares cash flows provided by operations to cash distributions declared (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash flows provided by operations	$31,723	$35,922
Distributions declared and paid	34,916	29,911

Excess (deficiency)	$(3,193)	$6,011

For the three months ended March 31, 2009, the deficiency was primarily due to the deferral of rent for EAGLE Golf as discussed above and the expensing of acquisition fees and costs in accordance with FAS 141R and presenting such amounts in operating activities as opposed to an investing activity, as presented in prior periods. The recharacterization of acquisition fees and costs to operating activities does not change the source of how the amounts are funded and paid with proceeds from our public offerings. We paid all distributions from cash generated from operating activities and our line of credit.

On January 27, 2009, our board of directors declared a special distribution of $0.035 per share to stockholders of record as of March 31, 2009. Additionally, we increased our monthly distribution rate from $0.05125 to $0.0521 per share effective April 1, 2009. The special distribution, totaling approximately $8.0 million, will be paid on June 30, 2009 along with our quarterly distribution. On an annualized basis, the increased rate, excluding the special distribution, would represent a 6.25% return if paid for twelve months based on the current $10.00 per share offering price of our common stock.

Common Stock Redemptions

For the three months ended March 31, 2009, approximately 2.3 million shares were redeemed at an average price per share of approximately $9.55, for a total of approximately $21.7 million of which approximately $5.4 million was payable as of March 31, 2009. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event will the redemption price be greater than the price of shares sold to the public in any offering.

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and we determine to redeem shares, we will commit to redeem shares on a pro rata basis at the end of each quarter, with the actual redemption occurring at the beginning of the next quarter. A stockholder whose shares are not redeemed due to insufficient funds in that quarter can ask that the request to redeem the shares be honored at such time as sufficient funds exist. In such case, the redemption request will be retained and such shares will be redeemed before any subsequently received redemption requests are honored. Redemption shares are considered retired and will not be reissued.

Stock Issuance Costs and Other Related Party Arrangements

Certain of our directors and officers hold similar positions with CNL Lifestyle Company, LLC, which is both a stockholder and our Advisor, and CNL Securities Corp. (our “Managing Dealer”), which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc., the parent company of our Advisor and Managing Dealer. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $11.8 million and $22.4 million for the three months ended March 31, 2009 and 2008, respectively. Of these amounts, approximately $3.9 million is included in the due to affiliates line item in the accompanying condensed consolidated balance sheets as of both March 31, 2009 and December 31, 2008. Our Advisor and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the three months ended March 31, 2009 and 2008 were approximately $2.4 million and $1.6 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year. For the expense year ended March 31, 2009, operating expenses did not exceed the Expense Cap.

We maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits of approximately $25.6 million and $13.7 million as of March 31, 2009 and December 31, 2008, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounting for Property Acquisitions – Upon acquisition of properties, we recognize the assets acquired and liabilities assumed in accordance with the Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“FAS 141R”), No. 142 “Goodwill and Other Intangible Assets” and No. 157 “Fair Value Measurements” (“FAS 157”). For each acquisition, we record the fair value of the land, buildings, equipment, intangible assets, including in-place lease origination costs and above or below market lease values, and any contingent purchase consideration. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and our estimate reflecting the facts and circumstances of each acquisition.

Acquisition Fees and Costs – Effective January 1, 2009, we adopted Statement of Financial Accounting Standard No. 141 (revised), “Business Combinations” (“FAS 141R”) and immediately began expensing all acquisition fees and costs. Prior to the adoption of FAS 141R, acquisition fees and costs were capitalized and allocated to the cost basis of the assets acquired. The adoption of FAS 141R had, and will continue to have, a significant impact on our operating results due to the highly acquisitive nature of our business. FAS 141R also causes a decrease in cash flows from operating activities, as acquisition fees and costs historically have been included in cash flows from investing activities, but are treated as cash flows from operating activities under FAS141R. Upon adoption of FAS 141R, we expensed approximately $5.9 million in acquisition fees and costs for acquisitions that were being pursued in 2008 but which did not close as of December 31, 2008. Additionally, we expensed approximately $1.6 million in new acquisition fees and costs incurred during the three month period ended March 31, 2009.

Fair Value of Non-Financial Assets and Liabilities – Effective January 1, 2009, we adopted FAS 157 for our non-financial assets and liabilities. The standard affects how fair value is determined for non-financial assets such as goodwill, intangibles and other long-lived assets, including the incorporation of market participant assumptions in determining the fair value.

See our annual report on Form 10-K for the year ended December 31, 2008 for a summary of our other Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

The following is an analysis and discussion of our operations for the three months ended March 31, 2009 as compared to March 31, 2008 (in thousands except per share data):

	Three Months Ended
	March 31,
	2009	2008	$ Change	% Change
Revenues:
Rental income from operating leases	$54,761	$47,534	$7,227	15.2%
Interest income on mortgages and other notes receivable	3,384	1,286	2,098	163.1%
Other operating income	2,858	—	2,858	100.0%

Total revenues	61,003	48,820	12,183	25.0%

Expenses:
Asset management fees to advisor	6,123	5,213	910	17.5%
Acquisition fees and costs	7,474	—	7,474	100.0%
General and administrative	2,682	1,553	1,129	72.7%
Ground lease and permit fees	2,716	2,068	648	31.3%
Repairs and maintenance	751	333	418	125.5%
Loss on lease termination	1,709	—	1,709	100.0%
Other operating expenses	4,162	943	3,219	341.4%
Depreciation and amortization	28,624	22,820	5,804	25.4%

Total expenses	54,241	32,930	21,311	64.7%

Operating income	6,762	15,890	(9,128)	-57.4%

Other income (expense):
Interest and other income	608	1,466	(858)	-58.5%
Interest expense and loan cost amortization	(9,420)	(7,308)	(2,112)	-28.9%
Equity in earnings of unconsolidated entities	6	1,577	(1,571)	-99.6%

Total other expense	(8,806)	(4,265)	(4,541)	-106.5%

Income (loss) from continuing operations	(2,044)	11,625	(13,669)	-117.6%
Discontinued operations	—	56	(56)	-100.0%

Net income (loss)	$(2,044)	$11,681	$(13,725)	-117.5%

Earnings (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.01)	$0.06	$(0.07)	-116.7%
Discontinued operations	$—	$—	$—	0.0%

	$(0.01)	$0.06	$(0.07)	-116.7%

Weighted average number of shares of common stock outstanding (basic and diluted)	227,611	196,354

Rental income from operating leases. The increase in rental income for the three months ended March 31, 2009 as compared to the same period in 2008 was principally due to the acquisition of 11 properties after March 31, 2008. As of March 31, 2009 and 2008, the weighted-average base rent rate for our portfolio of leased properties was 9.0% and 9.3%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted average value of our real estate investment properties subject to operating leases. The decrease was primarily due to the reduction of rent for EAGLE Golf properties. Additionally, the weighted-average lease rate of our portfolio will fluctuate based on our asset mix and timing of property acquisitions. The following analysis quantifies the total rental income generated from our properties based on the period in which the properties were acquired and leased, and the increases in rental income attributable to those properties on a comparative basis, period to period:

	Number of Properties		Total Rental Income (in thousands) for the Three Months Ended March 31,		Percentage of Total 2009 Rental Income	Percentage of Total 2008 Rental Income	Percentage of Total Increase (Decrease) in Rental Income
Properties Subject to Operating Leases			2009	2008
Acquired prior to January 1, 2008	89		$45,174	$46,869	82.5%	98.6%	(23.4)%
Acquired between January 1, 2008 and March 31, 2008	4		1,353	665	2.5%	1.4%	9.5%
Acquired after March 31, 2008	11		8,234	—	15.0%	—	113.9%

Total	104	(1)	$54,761	$47,534	100.0%	100.0%	100.0%

FOOTNOTE:

(1)	This number does not include either the Orlando Grand Plaza Hotel & Suites, which is currently closed for redevelopment or the Talega Golf course property, which was sold on December 12, 2008 and is included in discontinued operations.

The 23.4% decrease in rental income for the three months ended March 31, 2009 as compared to the same period in 2008 is principally attributable to the reduction of rent for EAGLE Golf and Heritage Golf, as previously discussed. These amounts were offset by greater contingent rent being earned during 2009 than for the same period in 2008 and rent increases from capital expansion projects that have increased the lease basis of certain of our properties during the last year. We acquired four properties between January 1, 2008 and March 31, 2008 which generated approximately $1.4 million and $0.7 million, or 2.5% and 1.4%, of total rental income for the three months ended March 31, 2009 and 2008, respectively. These four properties accounted for 9.5% of the total increase in rental income period-over-period. Approximately $8.2 million, or 15.0%, of total rental income for the three months ended March 31, 2009 was derived from properties that were acquired after March 31, 2008.

Interest income on mortgages and other notes receivable. For the three months ended March 31, 2009, we recorded interest income totaling approximately $3.4 million on our nine performing loans with an aggregate principal balance of $126.8 million. Comparatively, for the three months ended March 31, 2008, we recorded interest income of approximately $1.3 million from our performing loans with an aggregate principal balance of approximately $108.0 million. The increase is attributable to additional loans we made subsequent to March 31, 2008. As of March 31, 2009 and 2008, we had one non-performing loan with a principal balance of $40.0 million for which no interest income has been recorded for the three months ended March 31, 2009 and 2008.

Other operating income and expense. During the three months ended March 31, 2009, other operating income and expenses primarily consist of the operations of the Weston Hills and Valencia Country Clubs and the operating expenses associated with our apartment complex in Boca Raton, Florida as well as approximately $1.0 million in bad debt expense for a capital expenditure reserve receivable which we believe may be uncollectible at one of our properties. During the same period in 2008, other operating expenses consisted of only the operating expenses of our apartment complex in Boca Raton, Florida.

Asset management fees to advisor. Monthly asset management fees of 0.08334% of invested assets are paid to our Advisor for the acquisition of real estate assets and making loans. Total asset management fees were approximately $6.1 million and $5.2 million for the three months ended March 31, 2009 and 2008, respectively. The increase in fees is due to the acquisition of additional real estate properties we acquired and loans we made.

Acquisition fees and costs. Effective January 1, 2009, we adopted FAS 141R and immediately began expensing all acquisition fees and costs as incurred. Prior to the adoption of FAS 141R, acquisition fees and costs were capitalized and allocated to the cost basis of the assets we acquired. As a result of the adoption of FAS 141R, we were required to expense approximately $5.9 million in acquisition fees and costs that were previously incurred and capitalized in our balance sheet for acquisitions that were being pursued, but which did not close by December 31, 2008. Additionally, we expensed approximately $1.6 million in new acquisition fees and costs incurred during the three month period ended March 31, 2009.

General and administrative. General and administrative expenses were approximately $2.7 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively. The increase is primarily due to an increase in account maintenance fees under a new fee structure charged by our new stock transfer agent of approximately $0.6 million.

Ground lease and permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of our triple-net leases with those tenants. These expenses have corresponding revenues included in the rental income described above. For the three months ended March 31, 2009 and 2008, ground lease, concession holds and land permit fees were approximately $2.7 million and $2.1 million, respectively. The increase is attributable to the growth of our property portfolio. As of March 31, 2009, we owned 105 consolidated properties of which 36 properties are subject to ground lease, concession holds or land permit fees.

Repairs and maintenance. Repairs and maintenance expense was approximately $0.8 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. The increase is primarily due to repairs and maintenance on existing and newly acquired properties. These expenditures are from capital reserve accounts for replacements, repairs and maintenance at our properties, such as periodic repainting of buildings, which do not substantially enhance the properties or increase the estimated useful lives and therefore cannot be capitalized.

Loss on lease termination. Loss on lease termination of approximately $1.7 million for the three months ended March 31, 2009 is attributable to Heritage Golf defaulting two of its leases as discussed above.

Depreciation and amortization. Depreciation and amortization expenses were approximately $28.6 million and $22.8 million for the three months ended March 31, 2009 and 2008, respectively. The increase is primarily due to the acquisition of real estate properties acquired for the three months ended March 31, 2008 of which partial depreciation and amortization were recognized as compared to full period during the same period in 2009 coupled with acquisition of additional real estate properties from April 1, 2008 thru March 31, 2009.

Operating income. Operating income was approximately $6.8 million and $15.9 million for the three months ended March 31, 2009 and 2008, respectively. The decrease is primarily due to the adoption of FAS 141R which requires the expensing of all acquisition fees and costs, totaling approximately $7.5 million for the three months ended March 31, 2009, as operating costs. In addition, increases in operating income from new real estate properties acquired subsequent to March 31, 2008 were offset by the reduction in rent from the amended leases with EAGLE Golf. See rental income from operating leases above for additional information.

Interest and other income. The decrease in interest income is primarily due to a general reduction in rates paid by depository institutions on short-term deposits during 2009 as compared to 2008. We continue to monitor depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. During the three months ended March 31, 2009 and 2008, we received an average yield of 1.26% and 2.63%, respectively. Our average uninvested offering proceeds, based on month-end balances, was approximately $177.5 million and $200.1 million during the three months ended March 31, 2009 and 2008, respectively

Interest expense and loan cost amortization. Interest expense for the three months ended March 31, 2009 increased as compared to the same period in 2008 is attributable to the $100.0 million revolving line of credit which was drawn on in October 2008. We recorded approximately $0.6 million for the three months ended March 31, 2009 as compared to $0 during the same period in 2008 as well as an increase in notes and mortgages payable as a result of acquisitions of properties. As of March 31, 2009, we had loan obligations totaling $537.3 million with a weighted average fixed interest rate of 6.61%.

Equity in earnings. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Wolf Partnership	$(1,888)	$(1,113)	$(775)	-69.6%
DMC Partnership	2,335	2,356	(21)	-0.9%
Intrawest Venture	(441)	334	(775)	-232.0%

Total	$6	$1,577	$(1,571)	-99.6%

Equity in earnings is recognized using the hypothetical liquidation book value (“HLBV”) method of accounting which means we recognize income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Because our equity in earnings is calculated in this manner due to the preferences we receive upon liquidation, we have historically recognized more income than the underlying unconsolidated entities have generated and our partners have historically been allocated significant losses which offset the earnings that we have recorded for these entities. Equity in earnings decreased by approximately $1.6 million for the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to an increase in the loss we were allocated by both the Wolf Partnership and the Intrawest Venture of approximately $0.8 million during the three months ended March 31, 2009. The HLBV method of recognizing earnings and losses from the unconsolidated entities is not expected to have an impact on the distributions we receive. However, it will likely result in reductions or fluctuations in our net income, earnings per share, Funds from Operations (“FFO”) and FFO per share. We received cash distributions from our unconsolidated entities of approximately $2.7 million and $3.9 million for the three months ended March 31 2009 and 2009, respectively.

The Wolf Partnership continues to be affected by the decline in the U.S. economy, a regional economic downturn and competitive pressures at both the Wisconsin Dells and Sandusky, Ohio locations. The effects of the economic downturn and competitive pressure are expected to continue to have an impact on our earnings in 2009. Although we continue to recognize losses from our investment in this partnership and have received no cash distributions from the venture in 2008 or 2009, we have the intent and ability to hold this investment until the markets and economy recover. More importantly, the terms of the partnership agreement also entitle us to a preference over our partner so that we receive all distributable cash up to 11% of our unreturned partner’s capital ahead of any distributions to our partner. On April 29, 2009, we entered into an agreement to acquire Great Wolf’s interest in the Wolf Partnership and to enter into new management and license agreements for the Dells property only. In addition, we entered into a non-binding letter of intent to re-brand and lease the Sandusky property to an unrelated third-party tenant. See “Event Occurring Subsequent to March 31, 2009” for additional information. Upon completion of the acquisition, Sandusky and Dells properties’ operations will be consolidated and we will no longer recognize earnings and losses in the Wolf Partnership under HLBV.

The Intrawest Venture was significantly impacted by a reduction in retail spending at the resort village retail locations, which is a direct result of the current recession. While visitation at many of these locations held up reasonably well, spending by consumers during their visits was reduced. We believe that operations at these properties will return to historical levels when the broader economy improves. Additionally, during the first quarter of 2009, the Intrawest Venture determined that it made certain accounting errors in 2008 which totaled approximately $0.4 million. We concluded that these errors were not material to our financial statements for the year ended December 31, 2008 or the three months ended March 31, 2009, nor do we expect the amount to be material to the financial statements for the year ending December 31, 2009. As such, we recorded the cumulative effect of these adjustments during the three months ended March 31, 2009, which resulted in a reduction in equity in earnings of $0.4 million during the first quarter of 2009.

Discontinued operations. For the three months ended March 31, 2009 and 2008, results of discontinued operations were approximately zero and $56,000, respectively, relating to the Talega Golf Course property which was sold in December 2008.

Net income and earnings per share. The decrease in earnings per share for the three months ended March 31, 2009 as compared to the same period in the prior year was primarily due to (i) the adoption of FAS 141R which requires the expensing of all acquisition fees and costs as operating costs (ii) a reduction in equity in earnings from the Wolf Partnership and Intrawest Venture (iii) the reduction in rental income from EAGLE Golf and (iv) a reduction in the rates paid by depository institutions on short-term deposits. Our net income and earnings per share may be volatile as we are still in the early stages of operation and are experiencing significant growth. These performance measures are affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make large individually significant acquisitions can be dilutive to the earnings per share ratio.

OTHER

Funds from Operations and Modified Funds from Operations

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

Modified FFO excludes acquisition fees and costs which were required to be expensed effective January 1, 2009 in connection with the adoption of FAS 141R. Acquisition fees and costs include acquisition fees paid to our advisor for the selection, purchase, development or construction of properties or the making or acquisition of any loan or other Permitted Investments as well as due diligence costs, legal fees and other closing costs incurred in connection with such investments. These costs are paid for with proceeds from our common stock offerings or debt proceeds. Prior to January 1, 2009, acquisition fees and costs were capitalized and allocated to the cost of properties acquired or investment made and depreciated over the estimated useful lives of our investments. We expect to incur significant acquisition fees and costs while our stock offerings are ongoing and we are in the highly acquisitive stage of our business life cycle.

Accordingly, we believe that in order to facilitate comparability and a clearer understanding of our period –over–period ongoing operating results, and to remove the effects of acquisition fees and costs that are funded through offering proceeds rather than paid with cash generated from operations, which is more reflective of a stabilized asset base, Modified FFO should be considered in addition to net income and cash flows as reported in the accompanying condensed consolidated financial statements as well as FFO described above.

The following table presents a reconciliation of net income to FFO and Modified FFO for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(2,044)	$11,681

Adjustments:
Depreciation and amortization	28,624	23,043
Net effect of FFO adjustment from unconsolidated entities(1)	3,917	3,504

Total funds from operations	$30,497	$38,228

Acquisition fees and costs	7,474	—

Modified funds from operations	$37,971	$38,228

Weighted average number of shares of common stock outstanding (basic and diluted)	227,611	196,354

FFO per share (basic and diluted)	$0.13	$0.19

Modified FFO per share (basic and diluted)	$0.17	$0.19

FOOTNOTE:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.

Total FFO decreased from approximately $38.2 million to $30.5 million for the three months ended March 31, 2009 and 2008, respectively. FFO per share decreased from approximately $0.19 to $0.13 for the three months ended March 31, 2009 and 2008, respectively. The decrease in FFO and FFO per share are attributable principally to the reduction in net income as a result of the adoption of FAS 141R as mentioned above coupled with an increase in losses from the Wolf Partnership and the Intrawest Venture, a reduction in rental income from EAGLE Golf and a reduction in rates paid by depository institutions on short-term deposits on a higher amount of uninvested cash.

Modified FFO decreased from approximately $38.2 million to $38.0 million for the three months ended March 31, 2009 and 2008, respectively. Modified FFO per share decreased from approximately $0.19 to $0.17 for the three months ended March 31, 2009 and 2008, respectively. The decrease in Modified FFO is attributable principally to an increase in losses from the Wolf Partnership and the Intrawest Venture, the reduction in rental income from EAGLE Golf and a reduction in rates paid by depository institutions on short-term deposits and higher amount of uninvested cash. In addition, the decrease in Modified FFO on a per share basis was due to dilution, as there was a greater number of weighted average shares outstanding for the three months ended March 31, 2009 versus the same period in 2008.

OFF BALANCE SHEET ARRANGEMENTS

See our annual report on Form 10-K for the year ended December 31, 2008 for a summary of our Off Balance Sheet Arrangements.

EVENTS OCCURRING SUBSEQUENT TO MARCH 31, 2009

Our board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on April 1, 2009 and May 1, 2009. These distributions are to be paid by June 30, 2009.

On April 29, 2009, we entered into an agreement with Great Wolf to acquire its 30.3% interest in the Wolf Partnership for $6.0 million which will result in our ownership of 100% of the venture that owns two Great Wolf waterpark resorts. In connection with our acquisition of its partnership interest, Great Wolf has agreed to terminate the existing management and license agreements for the Great Wolf Lodge-Dells and Great Wolf Lodge-Sandusky properties and to enter into a new management and license agreement for the Dells property only.

In connection with our agreement to acquire Great Wolf’s share of the Wolf Partnership, we have also entered into a non-binding letter of intent to re-brand and lease the Sandusky property to an unrelated third-party tenant. Upon completion of the acquisition, Sandusky and Dells properties’ operations will be consolidated into our financial statements. These transactions are expected to close during 2009 and are subject to lender approval. There can be no assurance that we will ultimately acquire Great Wolf’s interest in the Wolf Partnership, enter into new management and license agreements for the Dells property or re-brand and enter into a lease for the Sandusky property.

On April 30, 2009, one of our borrowers paid off their loan of approximately $10.1 million, including interest.

On May 6, 2009, we acquired Hawaiian Waters Adventure Park in Kapolei on the Hawaiian Island of Oahu from Village Roadshow Theme Parks USA, Inc. (“Village Roadshow”) for a purchase price of approximately $15.0 million. We agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years. The park is leased to Village Roadshow under a long-term triple-net lease for a term of 20 years with six five-year renewal options.

On May 13, 2009, we entered into an agreement to redevelop our Orlando Grand Plaza Hotel & Suite property located in Florida for approximately $28.2 million. In addition, we executed an agreement to lease the property to a third-party tenant once the hotel reopens, which is expected to occur in April 2010.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of March 31, 2009:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest)(1)	$45,731	$256,279	$190,948	$320,309	$813,267
Obligations under capital leases	3,441	1,604	6	—	5,051
Obligations under operating leases(2)	11,279	22,395	22,392	190,177	246,243

Total	$60,451	$280,278	$213,346	$510,486	$1,064,561

FOOTNOTES:

(1)	Includes all third-party and seller financing obtained in connection with the acquisition of properties, and the $100.0 million we’ve drawn on our syndicated revolving line of credit. Future interest payments on our variable rate debt and line of credit were estimated based on a LIBOR forward rate curve.
(2)	Represents obligations under ground leases, concession holds and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration(1)	$15,000	$—	$—	$—	$15,000
Capital improvements(2)	45,851	4,212	2,009	—	52,072

Total	$60,851	$4,212	$2,009	$—	$67,072

FOOTNOTES:

(1)	We have committed to fund our pro rata share of additional contingent purchase price for one of our unconsolidated resort village properties owned by the Intrawest Venture, totaling approximately $0.6 million. The additional contingent purchase price is not to provide compensation for services but is based the property achieving certain financial performance goals. The additional contingent purchase price is expected to be paid during the second quarter of 2009.

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2009	2010		2011	2012	2013	Thereafter		Total	Fair Value
Fixed rate debt	$6,582	$16,991		$48,652	$11,647	$135,588	$208,166		$427,626	$384,392	(1)
Weighted average interest rates of maturities	6.15%	6.29%		8.84%	6.57%	6.13%	6.43%		6.61%
Variable rate debt	—	124,250	(2)	—	—	—	85,413		209,663	170,284	(5)
Average interest rate	—	Prime or LIBOR + 2	%(3)	—	—	—	LIBOR + Spread	(3)(4)

Total debt	$6,582	$141,241		$48,652	$11,647	$135,588	$293,579		$637,289	$554,676

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2009. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	The amount includes our revolving line of credit of $100.0 million and the Bretton Woods construction line of credit of approximately $24.3 million.
(3)	The 30-day LIBOR rate was approximately 0.50% at March 31, 2009.
(4)	On December 31, 2007, we obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR plus 1.72% on the first $57.3 million, 30-day LIBOR plus 1.5% (of which 1.25% is deferred until maturity) on the next $16.7 million and 30-day LIBOR plus 1.5% on the remaining $11.4 million (of which approximately all is deferred until maturity). On January 2, 2008, we entered into two interest rate swaps to hedge the variable interest rate. The instruments, which were designated as cash flow hedges of interest payments from their inception, swap the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year and on the next $16.7 million to a blended fixed rate of 5.8% for the term of the loan (of which 1.25% is deferred until maturity.) The fair value of these instruments has been recorded as a liability of approximately $7.9 million.
(5)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2009. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $286,000 for the three months ended March 31, 2009. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates it is not intended to predict future results as our actual results will likely vary.

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

The current economic slowdown has affected certain of the lifestyle properties in which we invest, and the financial difficulties of our tenants and operators could adversely affect us. The current economic slowdown has affected certain of the lifestyle properties in which we invest, and a prolonged or expanded period of economic difficulty could adversely affect other of our lifestyle properties. Although a general downturn in the real estate industry would be expected to adversely affect the value of our properties, a downturn in the ski, golf, attractions and other lifestyle industries in which we invest could compound the adverse affect. Economic weakness combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt, has resulted in certain of our tenants experiencing poorer financial and operating performance over the past twelve months than in prior periods. Reductions in consumer spending due to weakness in the economy and uncertainties regarding future economic prospects have adversely affected some of our tenants’ abilities to pay rent to us, resulting in a renegotiation of certain of their leases with us or in the termination of those leases, and we believe that additional tenants could experience similar difficulties in the event of a continued downturn in the economy. The continuation or expansion of such events could have a negative impact on our results of operations and our ability to pay distributions to our stockholders. In addition, negative events impacting the capital markets may reduce the amount of working capital available to our tenants which may affect their ability to pay rent.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

As of March 31, 2009, we sold approximately $2.4 billion (236.6 million shares) in connection with our offerings, including approximately $142.7 million (15.0 million shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from our offerings do not include 20,000 shares purchased by our Advisor for $200,000 preceding the commencement of our 1st Offering or 117,706 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., a parent company of our Advisor and wholly owned indirectly by our chairman of the board and his wife. As of March 31, 2009, we incurred the following aggregate expenses in connection with the issuance of our registered securities on our offerings (in thousands):

Selling commissions	$151,499
Marketing support fee and due diligence expense reimbursements	63,531
Offering costs and expenses	36,760

Offering and stock issuance costs	$251,790

Selling commissions, marketing support fee and due diligence expenses are paid to our Managing Dealer and a substantial portion of the selling commissions, marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our Advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $2.1 billion at March 31, 2009. As of March 31, 2009, we invested approximately $1.8 billion in properties, loans and other Permitted Investments.

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25.0% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5.0% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the three months ended March 31, 2009, we have redeemed the following shares for approximately $21.7 million:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan	Maximum Number Of Shares That May Yet Be Purchased Under The Plan
January 1, 2009 through January 31, 2009	—		—	4,421,987
February 1, 2009 through February 29, 2009	—		—	4,421,987
March 1, 2009 through March 31, 2009	2,268,236	$9.55	2,268,236	3,689,362

Total	2,268,236		2,268,236

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The following documents are filed or incorporated as part of this report.

10.1	First Amendment to Omnibus Lease Resolution Agreement dated as of December 30, 2008 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

10.2	Second Amendment to Omnibus Lease Resolution Agreement dated as of February 5, 2009 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

10.3	Third Amendment to Omnibus Lease Resolution Agreement dated as of March 27, 2009 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.22 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

10.4	Amended and Restated Lease Agreement dated as of March 31, 2009 between CNL Income EAGL Southwest Golf, LLC, Landlord, and Evergreen Alliance Golf Limited, L.P., Tenant (Previously filed as Exhibit 10.23 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

10.5	Schedule of Omitted Agreements (Previously filed as Exhibit 10.24 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 2009.

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