Form 10-Q
period 2009-06-30
CNL LIFESTYLE PROPERTIES INC
filed 2009-08-14
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of common stock outstanding as of August 7, 2009 was 238,052,015.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	June 30, 2009	December 31, 2008
ASSETS

Real estate investment properties	$1,902,898	$1,862,502
Cash	175,059	209,501
Mortgages and other notes receivable	175,608	182,073
Investments in and advances to unconsolidated entities	157,657	158,946
Other assets	75,789	59,363
Intangibles, net	31,979	32,915
Accounts and other receivables, net	17,234	13,375
Restricted cash	23,344	11,060

Total Assets	$2,559,568	$2,529,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$549,624	$539,187
Line of credit	100,000	100,000
Security deposits	30,508	30,347
Other liabilities	32,589	17,999
Accounts payable and accrued expenses	16,227	15,955
Due to affiliates	4,597	3,875

Total Liabilities	733,545	707,363

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 244,617 and 230,572 shares issued and 235,686 and 226,037 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	2,357	2,260
Capital in excess of par value	2,090,443	2,005,147
Accumulated earnings	88,627	97,446
Accumulated distributions	(346,622)	(267,420)
Accumulated other comprehensive loss	(8,782)	(15,061)

	1,826,023	1,822,372

Total Liabilities and Stockholders’ Equity	$2,559,568	$2,529,735

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Rental income from operating leases	$50,539	$51,155	$105,300	$98,688
Interest income on mortgages and other notes receivable	3,168	1,426	6,552	2,712
Other operating income	4,050	—	6,908	—

Total revenues	57,757	52,581	118,760	101,400

Expenses:
Asset management fees to advisor	6,181	5,422	12,304	10,635
Acquisition fees and costs	3,635	—	11,109	—
General and administrative	4,637	3,754	7,319	5,308
Ground lease and permit fees	3,003	2,456	5,719	4,524
Repairs and maintenance	1,476	446	2,227	779
Other operating expenses	5,240	1,253	8,464	2,196
Bad debt expense	1,221	732	2,159	732
Loss on lease termination	2,247	—	3,955	—
Depreciation and amortization	29,347	24,735	57,971	47,554

Total expenses	56,987	38,798	111,227	71,728

Operating income	770	13,783	7,533	29,672

Other income (expense):
Interest and other income (expense)	1,228	1,677	1,835	3,144
Interest expense and loan cost amortization	(8,891)	(8,067)	(18,311)	(15,375)
Equity in earnings (loss) of unconsolidated entities	118	(86)	124	1,491

Total other expense	(7,545)	(6,476)	(16,352)	(10,740)

Income (loss) from continuing operations	(6,775)	7,307	(8,819)	18,932
Discontinued operations	—	39	—	95

Net income (loss)	$(6,775)	$7,346	$(8,819)	$19,027

Earnings (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.03)	$0.04	$(0.04)	$0.09
Discontinued operations	—	—	—	—

	$(0.03)	$0.04	$(0.04)	$0.09

Weighted average number of shares of common stock outstanding (basic and diluted)	232,599	205,095	230,119	200,776

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2009 and Year Ended December 31, 2008 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value
Balance at December 31, 2007	191,827	$1,918	$1,690,018	$60,810	$(139,062)	$3,630	$1,617,314
Subscriptions received for common stock through public offering and reinvestment plan	37,778	378	386,617	—	—	—	386,995
Redemption of common stock	(3,568)	(36)	(33,939)	—	—	—	(33,975)
Stock issuance and offering costs	—	—	(37,549)	—	—	—	(37,549)
Net income	—	—	—	36,636	—	—	36,636	36,636
Distributions, declared and paid ($0.6150 per share)	—	—	—	—	(128,358)	—	(128,358)
Foreign currency translation adjustment	—	—	—	—	—	(9,992)	(9,992)	(9,992)
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(8,699)	(8,699)	(8,699)

Total comprehensive income	—	—	—	—	—	—	—	$17,945

Balance at December 31, 2008	226,037	$2,260	$2,005,147	$97,446	$(267,420)	$(15,061)	$1,822,372
Subscriptions received for common stock through public offering and reinvestment plan	14,029	141	138,833	—	—	—	138,974
Redemption of common stock	(4,380)	(44)	(42,000)	—	—	—	(42,044)
Stock issuance and offering costs	—	—	(11,537)	—	—	—	(11,537)
Net loss	—	—	—	(8,819)	—	—	(8,819)	(8,819)
Distributions, declared and paid ($0.34505 per share)	—	—	—	—	(79,202)	—	(79,202)
Foreign currency translation adjustment	—	—	—	—	—	2,483	2,483	2,483
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	3,796	3,796	3,796

Total comprehensive loss	—	—	—	—	—	—	—	$(2,540)

Balance at June 30, 2009	235,686	$2,357	$2,090,443	$88,627	$(346,622)	$(8,782)	$1,826,023

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$35,625	$69,624

Investing activities:
Acquisition of properties	(42,000)	(86,722)
Capital expenditures	(28,790)	(27,372)
Contributions to unconsolidated entities	(796)	—
Issuance of mortgage note receivable	(1,493)	—
Payment of additional carrying costs for mortgage loans receivable	(3,837)	—
Acquisition costs and fees paid	—	(11,380)
Proceeds from disposal of assets	453	56
Repayment of mortgage loans receivable	12,900	—
Changes in restricted cash	(5,975)	(6,827)

Net cash used in investing activities	(69,538)	(132,245)

Financing activities:
Subscriptions received from stockholders	138,974	196,311
Redemptions of common stock	(42,289)	(10,558)
Distributions to stockholders	(79,202)	(61,272)
Stock issuance costs	(11,265)	(18,640)
Proceeds from mortgage loans and other notes payables	2,141	145,436
Principal payments on mortgage loans	(6,104)	(5,123)
Principal payments on capital leases	(2,234)	(42)
Payment of loan costs and deposits	(573)	(2,423)

Net cash provided by (used in) financing activities	(552)	243,689

Effect of exchange rate fluctuations on cash	23	91

Net increase (decrease) in cash	(34,442)	181,159
Cash at beginning of period	209,501	35,078

Cash at end of period	$175,059	$216,237

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2009

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

As of June 30, 2009, the Company owned a portfolio of 116 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions and Additional Lifestyle Properties. Ten of these 116 properties are owned through unconsolidated joint ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and is most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential to generate long-term revenue.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. Amounts as of December 31, 2008 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

Acquisition Fees and Costs – Effective January 1, 2009, the Company adopted FAS 141R and began expensing acquisition fees and costs. Prior to the adoption of FAS 141R, acquisition fees and costs were generally capitalized and allocated to the cost basis of the assets acquired in connection with a business combination. The adoption of FAS 141R had, and will continue to have, a significant impact on the Company’s operating results due to the highly acquisitive nature of its business. FAS 141R also causes a decrease in cash flows from operating activities, as acquisition fees and costs historically have been included in cash flows from investing activities, but are treated as cash flows from operating activities under FAS141R. The characterization of these acquisition fees and costs to operating activities in accordance with GAAP does not change the nature and source of how the amounts are funded and paid with proceeds from the Company’s public offerings. Upon adoption of FAS 141R, the Company expensed approximately $5.9 million in acquisition fees and costs for acquisitions that were being pursued in 2008 but which did not close as of December 31, 2008. Additionally, the Company expensed approximately $5.2 million in new acquisition fees and costs incurred during the six month period ended June 30, 2009. The Company will continue to capitalize acquisition fees and costs incurred in connection with the making of loans, simple asset purchases and other permitted investments not subject to FAS 141R.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Fair Value of Non-Financial Assets and Liabilities – Effective January 1, 2009, the Company adopted FAS 157 for its non-financial assets and liabilities. The standard affects how fair value is determined for non-financial assets such as goodwill, intangibles, investments in unconsolidated entities and other long-lived assets, including the incorporation of market participant assumptions in determining the fair value.

Use of Estimates – Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and the analysis of real estate, equity method investments and loan impairments. Actual results could differ from those estimates.

Reclassifications – Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. In addition, the Company has reclassified and included the results from its property sold in 2008 to discontinued operations in the accompanying condensed consolidated statements of operations for the quarter and six months ended June 30, 2008.

Recent Accounting Pronouncements – In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”). This statement amends FAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“FAS 140”) as follows: (i) eliminates the qualifying special-purpose entity concept, which was established to facilitate off-balance sheet treatment for certain financial assets in securitization transactions, (ii) limits a transferor derecognizing a portion or component of financial assets when the transferor has not completely transferred the financial assets to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the financial assets, (iii) establishes certain conditions for reporting a transfer of a portion of a financial asset, that is held by the transferor as participant interest, as a sale and, if those conditions are not met, sale accounting can be achieved only by transferring an entire financial asset in a transaction, (iv) considers all arrangements or agreements made contemporaneously with, or in contemplation of, a transfer is qualified to be accounted for as a sale, (v) determines whether beneficial interest holders have the ability to pledge or exchange the assets and is expanded to all transferees in securitization or asset-backed financing arrangements and (vi) requires a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset accounted for as a sale. The application of this pronouncement is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of FAS 166 is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46R (“FAS 167”), “Consolidation of Variable Interest Entities” (“FIN 46R”). This statement amends the consolidation guidance for variable interest entities (“VIEs”) as follows: (i) requires ongoing consideration, rather than only when specific events occur, of whether an entity is a primary beneficiary of a VIE, (ii) uses a qualitative rather than a quantitative approach in identifying the primary beneficiary, (iii) eliminates substantive removal rights consideration in determining whether an entity is VIE, and (iv) eliminates the exception for troubled debt restructurings as an event triggering reconsideration of an entity’s status as a VIE. The application of this pronouncement is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of FAS 167 is not expected to have an immediate impact on the Company’s condensed consolidated financial statements; however, the new guidance will impact the Company’s ongoing evaluation of its existing and future investments in unconsolidated entities and joint ventures and could result in consolidation of those entities into the Company’s consolidated financial statements in future periods.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“FAS 168”). This statement establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009 and accordingly all subsequent public fillings, after the effective date, will reference the Codification as the sole source of authoritative literature.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 addresses the accounting and disclosures of subsequent events not addressed in other pronouncements. This statement establishes new terminology for the “Type I” and “Type II” concepts naming them “Recognized” and “Unrecognized” subsequent events, respectively. FAS 165 also requires the disclosure of the date through which subsequent events have been evaluated and whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The application of this pronouncement is effective for fiscal years and interim periods beginning after June 15, 2009. The Company has adopted this pronouncement and added the corresponding required disclosures to this filing.

In April 2009, the FASB issued Staff Position (“FSP”) FAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“FAS 157”). This FSP FAS 157-4 is effective in reporting periods ending after June 15, 2009. The implementation of FSP FAS 157-4 did not have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amended certain provisions of FAS 141(revised 2007) “Business Combinations” (“FAS 141(R)”) which relates to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 is effective in the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for annual and interim reporting periods of publicly traded companies. FSP FAS 107-1 and APB 28-1 are effective in reporting periods ending after June 15, 2009. The disclosures required by the adoption of FSP FAS 107-1 and APB 28-1 are included in the notes to the Company’s condensed consolidated financial statements beginning with the six months ended June 30, 2009.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2 “Recognition and Presentation of Other-Than Temporary Impairments” (“FSP FAS 115-2” and “124-2”). FSP FAS 115-2 and 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 are effective in reporting periods ending after June 15, 2009. The implementation of FSP FAS 115-2 and 124-2 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

In April 2008, the FASB issued FSP FAS No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

3.	Real Estate Investment Properties:

During the six months ended June 30, 2009, the Company acquired the following real estate investment properties (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price
Jiminy Peak Mountain Resort—	Massachusetts	1/27/2009	$27,000
One ski resort
Wet’n’Wild Hawaii—	Hawaii	5/6/2009	25,800	(1)
One waterpark
Okemo Mountain Resort—	Vermont	6/30/2009	$14,400
Additional leasehold interest

		Total	$67,200

FOOTNOTE:

(1)	This amount includes $15.0 million cash paid at closing and an additional $10.8 million, which represents the estimated fair value of contingent purchase consideration expected to be paid in connection with the acquisition. The purchase agreement provides for additional purchase consideration of up to $14.7 million payable to the seller contingent upon the property achieving certain financial performance goals over the next three years. The Company’s estimated fair value of its expected contingent payments is recorded as a liability in the accompanying condensed consolidated balance sheets.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

3.	Real Estate Investment Properties (Continued):

The following summarizes the allocation of the purchase price for the properties acquired during the six months ended June 30, 2009 (in thousands):

Total Purchase Price Allocation
Land & land improvements	$7,802
Leasehold interests and improvements	27,858
Buildings	11,637
Equipment	19,592
Intangibles	311

Total	$67,200

As of June 30, 2009 and December 31, 2008, real estate investment properties under operating leases consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Land & land improvements	$940,260	$927,622
Leasehold interests & improvements	234,383	205,148
Buildings	546,363	524,934
Equipment	405,626	370,911
Less: accumulated depreciation & amortization	(223,734)	(166,113)

	$1,902,898	$1,862,502

For the six months ended June 30, 2009 and 2008, depreciation and amortization expenses were approximately $57.2 million and $46.6 million, respectively. The Company also capitalized approximately $0.7 million in interest during the six months ended June 30, 2009 for properties under construction.

4.	Intangible Assets:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2009 and December 31, 2008 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of June 30, 2009
In place leases	19.2 years	$22,889	$2,457	$20,432
Trade name	42.5 years	10,798	680	10,118
Trade name	Indefinite	1,429	—	1,429

		$35,116	$3,137	$31,979

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of December 31, 2008
In place leases	19.2 years	$23,339	$2,105	$21,234
Trade name	42.5 years	10,798	546	10,252
Trade name	Indefinite	1,429	—	1,429

		$35,566	$2,651	$32,915

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

4.	Intangible Assets (Continued):

Amortization expense was approximately $0.7 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively. During the quarter ended June 30, 2009, the Company wrote-off approximately $0.6 million of in-place lease intangibles related to the Bretton Woods Mountain Resort. See Note 5, “Operating Leases” for additional information.

5.	Operating Leases:

The Company is in the process of negotiating an orderly transition of the Bretton Woods Mountain Resort including a termination of the leases with the current tenant, BW Resort Management. As a result, the Company wrote-off past due receivables of approximately $2.2 million, which is included in bad debt expense, and wrote-off in-place lease intangibles and deferred rent of approximately $2.5 million, which is included in loss on lease termination in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2009. In connection with the transition, the Company is in negotiations to engage a nationally recognized operator of luxury hotels and resorts to manage this property. The final termination of this lease could result in a reduced or additional loss on lease termination to the extent that the Company assumes any positive working capital or deficit and will result in the reduction in annual future minimum lease payments and rental income, which will be replaced with property level operating revenues and expenses.

On March 31, 2009, the Company amended 43 of its leases with EAGLE Golf, reducing 2009 annualized base rent under the leases from approximately $37.8 million to $28.1 million and average annual (straight-lined) base rent over the lease term to approximately $31.5 million. Additionally, rent payments for the first half of 2009 were deferred to allow the tenant to build up working capital. These deferred amounts are scheduled to be paid evenly over the final ten years of the lease term beginning in 2019.

In November 2008, Heritage Golf defaulted on its leases at Valencia Country Club and Weston Hills Country Club. As part of a negotiated settlement, the Company terminated Heritage Golf’s leases at Valencia Golf Club and Weston Hills Country Club on February 1, 2009 and engaged third-party golf management companies to operate the courses. As of that date, the Company commenced the recording of golf operating revenues and expenses instead of rental income, as previously recorded. In connection with the lease terminations, the Company wrote-off all deferred rents and in-place lease intangible assets, assumed a net working capital deficit from the properties, and retained $3.6 million in forgone security deposits from Heritage Golf, which together resulted in the Company recording a net loss on lease termination of approximately $1.5 million.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

6.	Investments in and Advances to Unconsolidated Entities:

The following tables present financial information for the Company’s unconsolidated entities for the quarters and six months ended June 30, 2009 and 2008 and as of June 30, 2009 and December 31, 2008 (in thousands):

Summarized Operating Data

	Quarter Ended June 30, 2009
	Wolf Partnership	DMC Partnership	Intrawest Venture (2)	Total
Revenue	$7,041	$6,649	$3,582	$17,272
Property operating expenses	(6,764)	(174)	(2,046)	(8,984)
Depreciation & amortization expenses	(1,843)	(2,147)	(961)	(4,951)
Interest expenses	(982)	(2,223)	(1,259)	(4,464)
Interest and other income (expense)	(4)	11	45	52

Net income (loss)	$(2,552)	$2,116	$(639)	$(1,075)

Loss allocable to other venture partners (1)	$(762)	$(372)	$(298)	$(1,432)

Income (loss) allocable to the Company (1)	$(1,790)	$2,488	$(341)	$357
Amortization of capitalized costs	(56)	(124)	(59)	(239)

Equity in earnings (loss) of unconsolidated entities	$(1,846)	$2,364	$(400)	$118

Distributions declared to the Company	$—	$2,229	$450 (3)	$2,679

Distributions received by the Company	$—	$2,718	$450 (3)	$3,168

Summarized Operating Data

	Quarter Ended June 30, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture (2)	Total
Revenue	$7,005	$6,641	$4,181	$17,827
Property operating expenses	(7,407)	(221)	(2,018)	(9,646)
Depreciation & amortization expenses	(1,905)	(2,135)	(1,247)	(5,287)
Interest expenses	(994)	(2,268)	(1,433)	(4,695)
Interest and other income (expense)	(1)	8	90	97

Net income (loss)	$(3,302)	$2,025	$(427)	$(1,704)

Loss allocable to other venture partners (1)	$(1,001)	$(456)	$(400)	$(1,857)

Income (loss) allocable to the Company (1)	$(2,301)	$2,481	$(27)	$153
Amortization of capitalized costs	(56)	(124)	(59)	(239)

Equity in earnings (loss) of unconsolidated entities	$(2,357)	$2,357	$(86)	$(86)

Distributions declared to the Company	$—	$2,042	$463 (3)	$2,505

Distributions received by the Company	$—	$3,130	$1,362 (3)	$4,492

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

6.	Investments in and Advances to Unconsolidated Entities (Continued):

Summarized Operating Data

	Six Months Ended June 30, 2009
	Wolf Partnership	DMC Partnership	Intrawest Venture (2)	Total
Revenue	$14,650	$15,469	$7,188	$37,307
Property operating expenses	(14,171)	(320)	(3,758)	(18,249)
Depreciation & amortization expenses	(3,689)	(4,314)	(1,903)	(9,906)
Interest expenses	(1,966)	(4,434)	(2,702)	(9,102)
Interest and other income (expense)	(4)	15	80	91

Net income (loss)	$(5,180)	$6,416	$(1,095)	$141

Income (loss) allocable to other venture partners (1)	$(1,559)	$1,469	$(371)	$(461)

Income (loss) allocable to the Company (1)	$(3,621)	$4,947	$(724)	$602
Amortization of capitalized costs	(113)	(248)	(117)	(478)

Equity in earnings (loss) of unconsolidated entities	$(3,734)	$4,699	$(841)	$124

Distributions declared to the Company	$—	$4,947	$809 (3)	$5,756

Distributions received by the Company	$—	$4,962	$954 (3)	$5,916

Summarized Operating Data

	Six Months Ended June 30, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture (2)	Total
Revenue	$16,367	$15,908	$8,356	$40,631
Property operating expenses	(15,490)	(414)	(3,713)	(19,617)
Depreciation & amortization expenses	(3,706)	(4,281)	(2,511)	(10,498)
Interest expenses	(1,988)	(4,547)	(2,872)	(9,407)
Interest and other income	—	17	128	145

Net income (loss)	$(4,817)	$6,683	$(612)	$1,254

Income (loss) allocable to other venture partners (1)	$(1,460)	$1,722	$(977)	$(715)

Income (loss) allocable to the Company (1)	$(3,357)	$4,961	$365	$1,969
Amortization of capitalized costs	(113)	(248)	(117)	(478)

Equity in earnings (loss) of unconsolidated entities	$(3,470)	$4,713	$248	$1,491

Distributions declared to the Company	$—	$5,172	$1,609 (3)	$6,781

Distributions received by the Company	$—	$5,528	$2,893 (3)	$8,421

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the hypothetical liquidation at book value (“HLBV”) method of accounting.
(2)	During the first quarter of 2009, the Intrawest Venture determined that it made certain accounting errors in 2008 totaling approximately $0.4 million. The Company concluded that these errors were not material to its financial statements for the year ended December 31, 2008 or the six months ended June 30, 2009, nor does it expect these errors to be material to the financial statements for the year ending December 31, 2009. As such, the Company recorded the cumulative effect of these adjustments in equity in earnings from unconsolidated subsidiaries in the condensed consolidated statements of operations during the first quarter of 2009. The effect of these adjustments on the six months ended June 30, 2009 was a $0.4 million reduction in equity in earnings from unconsolidated entities and a corresponding increase in net loss of $0.4 million.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

6.	Investments in and Advances to Unconsolidated Entities (Continued):

(3)	The Company receives interest payments from a mezzanine loan made to certain entities within the Intrawest Venture related to two Canadian properties in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities in the Company’s unaudited condensed consolidated financial statements.

Summarized Balance Sheet Data

	As of June 30, 2009
	Wolf Partnership (1)	DMC Partnership (1)	Intrawest Venture (1)		Total (1)
Real estate assets, net	$96,951	$239,738	$95,154		$431,843
Intangible assets, net	136	10,155	1,712		12,003
Other assets	7,942	6,459	9,645		24,046
Mortgages and other notes payable	62,835	146,848	75,616	(2)	285,299
Other liabilities	11,174	4,021	10,751		25,946
Partners’ capital	31,020	105,483	20,144		156,647
Company’s share of partners’ capital	69.7%	80.0%	80.0%

Summarized Balance Sheet Data

	As of December 31, 2008
	Wolf Partnership (1)	DMC Partnership (1)	Intrawest Venture (1)		Total (1)
Real estate assets, net	$98,628	$242,656	$95,292		$436,576
Intangible assets, net	213	10,316	1,847		12,376
Other assets	5,871	6,219	9,912		22,002
Mortgages and other notes payable	63,000	148,380	75,071	(2)	286,451
Other liabilities	6,612	5,560	10,627		22,799
Partners’ capital	35,100	105,251	21,353		161,704
Company’s share of partners’ capital	69.7%	80.0%	80.0%

FOOTNOTES:

(1)	As of June 30, 2009 and December 31, 2008, the Company’s share of partners’ capital was approximately $142.4 million and $146.7 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $15.2 million and $12.2 million, respectively.
(2)	This amount includes a mezzanine loan made to the Intrawest Venture in connection with two Canadian properties.

During the six months ended June 30, 2009, the Company contributed approximately $0.8 million to the Wolf Partnership to fund its pro rata share of amounts needed by the Partnership to fund working capital shortfalls at the properties and to fund debt service. In addition, the Company advanced the Wolf Partnership approximately $3.0 million for a capital expansion project.

On April 29, 2009, the Company entered into an agreement with Great Wolf to acquire Great Wolf’s 30.3% interest in the Wolf Partnership, which owns two waterpark resorts, the Wolf Dells and Wolf Sandusky properties. Pursuant to this agreement, the Company acquired all of Great Wolf’s interest in the Wolf Partnership, at which time the Wolf Partnership became a wholly owned subsidiary. See Note 17, “Subsequent Events” for additional information.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

7.	Mortgages and Other Notes Receivable:

As of June 30, 2009 and December 31, 2008, mortgages and other notes receivable consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Principal	$158,328	$169,735
Accrued interest	6,916	5,172
Acquisition fees, net	3,088	3,843
Loan origination fees, net	(217)	(333)
Additional carrying costs (1)	7,493	3,656

Total carrying amount	$175,608	$182,073

FOOTNOTE:

(1)	The additional carrying costs represents payments made to settle various existing contractor liens related to the property collaterizing the loan to Shorefox Development LLC.

The estimated fair market value of mortgages and other notes receivable was approximately $151.6 million and $164.9 million as of June 30, 2009 and December 31, 2008, respectively. The Company estimated the fair market value of mortgages and other notes receivable using discounted cash flows for each individual instrument based on market interest rates as of June 30, 2009 and December 31, 2008, respectively. The Company determined market rates based on rates it is negotiating for similar loans and through discussions regarding market conditions with other third-party lenders.

On February 20, 2009, Booth Creek Resort Properties, LLC repaid one of its loans, totaling approximately $3.3 million including interest. In August 2009, the Company also modified the terms of its other loans and leases. See Note 17, “Subsequent Events” for additional information.

On April 30, 2009, Won & Jay, Inc. repaid its $10.1 million mortgage note issued in connection with its purchase of the Company’s Talega Golf Course property in December 2008.

On May 8, 2009, PARC Magic Springs LLC borrowed approximately $1.5 million which is collateralized by one parcel of land and membership interests. The loan matures on August 1, 2012 and requires monthly interest and principal payments based on a fixed rate of 10.0% until February 2010, 10.5% from March 1, 2010 to February 28, 2011 and 11.0% thereafter.

8.	Public Offerings and Stockholders’ Equity:

On April 9, 2008, the Company commenced its third common stock offering for the sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share), including up to $47.5 million in shares of common stock (five million shares of common stock at $9.50 per share), available for sale under the terms of the Company’s distribution reinvestment plan. As of June 30, 2009, the Company had cumulatively raised approximately $2.4 billion (244.5 million shares) in subscription proceeds including approximately $162.9 million (17.1 million shares) received through the reinvestment plan.

The Company has and will continue to incur costs in connection with the offering and issuance of shares, including filing, legal, accounting, printing, marketing support and escrow fees, selling commissions and due diligence expense reimbursements, all of which are deducted from the gross proceeds of the offering. As of June 30, 2009, the total cumulative offering and stock issuance costs incurred was approximately $258.2 million.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

9.	Other Assets:

As of June 30, 2009, other assets primarily consisted of accrued and deferred rental income resulting from the straight-lining of operating leases in accordance with GAAP totaling approximately $64.4 million, and capitalized loan costs of approximately $6.1 million. As of December 31, 2008, this balance also included capitalized acquisition fees and costs of approximately $5.9 million related to acquisitions the Company was pursuing. However, upon adoption of FAS 141R on January 1, 2009, these acquisition fees and costs were required to be expensed and can no longer be capitalized and included in other assets.

10.	Fair Value Measurements:

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments was approximately $4.9 million at June 30, 2009 and is included in other liabilities in the accompanying condensed consolidated balance sheets. The following tables show the fair value of the Company’s financial liability (in thousands):

	Fair Value Measurements as of June 30, 2009
	Balance at June 30, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments	$4,903		$4,903

	Fair Value Measurements as of December 31, 2008
	Balance at December 31, 2008	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments	$8,699		$8,699

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

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

The Company has two interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2009 and December 31, 2008, which are included in other liabilities in the accompanying condensed consolidated balance sheets (in thousands).

					Fair Value as of
Notional Amount	Strike		Trade Date	Maturity Date	June 30, 2009	December 31, 2008
$57,300	4.825	%(1)	1/2/2008	1/2/2015	$3,784	$6,722
11,400	4.305	%(1)	1/2/2008	1/2/2015	1,119	1,977

$68,700					$4,903	$8,699

FOOTNOTE:

(1)	The strike rate above does not include the credit spread on each of the notional amounts. The credit spread is 1.715% on the $57.3 million swap, totaling a blended fixed rate of 6.0%, and the credit spread is 1.5% on the $11.4 million swap, totaling a blended fixed rate of 5.805%.

During the six months ended June 30, 2009, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

12.	Indebtedness:

The estimated fair value of accounts payable and accrued expenses approximates carrying value as of June 30, 2009 and December 31, 2008 because of the relatively short maturities of the obligations. The Company estimates that the fair value of its fixed rate debt was approximately $397.4 million and $386.6 million and the fair value of its variable rate debt was approximately $173.2 million and $171.5 million based upon the current rates and spreads it would expect to obtain for similar borrowings as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009 and December 31, 2008, the Company had the following indebtedness (in thousands):

	June 30, 2009	December 31, 2008
Mortgages payable	$472,524	$474,449
Sellers financing	77,100	64,738

Total mortgages and other notes payable	549,624	539,187

Line of credit	100,000	100,000

Total indebtedness	$649,624	$639,187

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

12.	Indebtedness (Continued):

On June 19, 2009 the Company repaid the balance of one of its seller’s notes totaling approximately $338,000.

In connection with the acquisition of Okemo Mountain Resort on December 5, 2008, the Company agreed to pay additional purchase consideration of $14.4 million in the form of a note payable to seller upon receipt of a ground lease extension from the State of Vermont for the underlying land at the resort. On June 30, 2009, the ground lease was extended and the Company recorded the leasehold interest and issued a note payable to seller in the amount of $14.4 million collateralized by the hotel property. The note bears interest at 9.0% through December 31, 2009, 9.25% through December 31, 2010 and 9.5% thereafter and requires monthly interest-only payments, with all principal due at maturity on December 31, 2011.

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

For the quarter and six months ended June 30, 2009 and 2008, the Company incurred the following fees (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Selling commissions	$4,007	$4,768	$7,137	$11,538
Marketing support fee & due diligence expense reimbursements	1,719	2,045	3,061	4,947

Total	$5,726	$6,813	$10,198	$16,485

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

For the quarter and six months ended June 30, 2009 and 2008, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Acquisition fees: (1)
Acquisition fees from offering proceeds	$1,721	$2,365	$2,905	$5,522
Acquisition fees from debt proceeds	432	—	432	4,378

Total	2,153	2,365	3,337	9,900

Asset management fees: (2)	6,181	5,422	12,304	10,635

Reimbursable expenses: (3)
Offering costs	686	2,168	1,339	2,991
Acquisition costs	36	336	88	478
Operating expenses	2,764	1,596	4,470	2,243

Total	3,486	4,100	5,897	5,712

Total fees earned and reimbursable expenses	$11,820	$11,887	$21,538	$26,247

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

13.	Related Party Arrangements (Continued):

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	Asset management fees are equal to 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended June 30, 2009, operating expenses did not exceed the Expense Cap.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	June 30, 2009	December 31, 2008
Due to the Advisor and its affiliates:
Offering expenses	$227	$657
Asset management fees	2,071	1,930
Operating expenses	744	479
Acquisition fees and expenses	708	664

Total	$3,750	$3,730

Due to Managing Dealer:
Selling commissions	$592	$99
Marketing support fees and due diligence expense reimbursements	255	46

Total	$847	$145

Total due to affiliates	$4,597	$3,875

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $32.3 million and $13.7 million as of June 30, 2009 and December 31, 2008, respectively.

14.	Redemption of Shares:

During the quarter and six months ended June 30, 2009, the Company redeemed approximately 2.1 million and 4.4 million shares of common stock at an average price of approximately $9.58 and $9.57 per share for a total of approximately $20.2 and $42.0 million, respectively. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in any offering.

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and the Company determines to redeem shares, the Company will commit to redeem shares on a pro rata basis at the end of each quarter, with the actual redemption occurring at the beginning of the next quarter. A stockholder whose shares are not redeemed due to insufficient funds in that quarter can ask that the request to redeem the shares be honored at such time as sufficient funds exist. In such case, the redemption request will be retained and such shares will be redeemed before any subsequently received redemption requests are honored. Redeemed shares are considered retired and will not be reissued.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

14.	Redemption of Shares (Continued):

For the quarter ended June 30, 2009, the Company received total redemption requests of approximately 3.5 million shares and redeemed, on a pro rata basis, approximately 2.1 million shares. To the extent that the Company redeems shares pursuant to the Redemption Plan in future periods, the remaining shares for which redemption requests were received and not redeemed during the quarter ended June 30, 2009 will be redeemed on a pro rata basis before any subsequently received redemption requests are honored.

15.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income. The Company intends to make regular distributions, and its board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. During the six months ended June 30, 2009, the Company declared and paid distributions of approximately $79.2 million including a special distribution of $0.035 per share declared on January 27, 2009 to stockholders of record as of March 31, 2009 totaling approximately $8.0 million. Additionally, the Company increased its monthly distribution rate from $0.05125 to $0.0521 per share effective April 1, 2009.

For the six months periods ended June 30, 2009 and 2008, approximately 13.9% and 51.8% of the distributions paid to the stockholders were considered ordinary income and approximately 86.1% and 48.2% were considered a return of capital for federal income tax purposes, respectively. No amounts distributed to stockholders are required to be or have been treated as a return of capital for the purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

16.	Commitments & Contingencies:

The Company has commitments under ground leases, concession hold and land permits. Ground lease payments, concession hold and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $5.7 million and $4.5 million for the six months ended June 30, 2009 and 2008, respectively, and have been reflected as ground lease, concession hold and permit fees with a corresponding increase in rental income from operating leases in the accompanying unaudited condensed consolidated statements of operations.

In connection with the acquisition of Wet’n’Wild Hawaii, the Company agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years. The estimated fair value of the Company’s anticipated payments is approximately $10.8 million, and is included as a liability in the condensed consolidated balance sheets.

The Company has commitments to fund equipment replacements and other capital improvement projects for its properties. The Company expects to make approximately $58.1 million of such capital expenditures during the remainder of the year ending December 31, 2009.

From time to time, the Company may be exposed to litigation arising in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

17.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on July 1, 2009 and August 1, 2009. These distributions are to be paid by September 30, 2009.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

17.	Subsequent Events (Continued):

On July 6, 2009, the Company obtained a $20.0 million construction loan for the renovation of its hotel on International Drive in Orlando, Florida that the Company acquired through foreclosure and is expected to be completed in 2010. The loan has a 24-month term with an option to extend for an additional 36 months subject to paying an extension fee and meeting certain conditions. During the initial 24-month term, the loan bears interest at a variable rate of 2.75% over the 30- day LIBOR rate with a floor of 5.0%. During the extended 36-month term the loan will bear interest at a fixed rate equal to the 3-year treasury rate on the date of the extension plus 2.75% with a floor of 7.0%. The loan is collateralized by the hotel property.

Effective August 1, 2009, the Company amended the terms of its leases and loans with Booth Creek Resort Properties, LLC (“Booth”). The lease modifications include the release of $5.29 million in security deposits, half of which will be applied towards the payment of current year rents and half of which will be released to Booth for working capital needs. The amendment also reduces certain lease and interest rates and defers approximately $2.7 million in lease payments for 2009 to be paid over the last 10 years of the lease, pending final lender approval.

On August 6, 2009, the Company acquired Great Wolf’s 30.3% interest in the Wolf Partnership. The Wolf Partnership was previously an unconsolidated entity owning two of the Company’s waterpark resorts, the Wolf Dells and Wolf Sandusky properties. Upon acquisition of the 30.3% interest, the Wolf Partnership became a wholly owned subsidiary and the Company began consolidating the operations of both properties into its financial statements. Great Wolf terminated the existing management and license agreements for both properties and simultaneously with the transaction entered into new management and license agreements with the Company for both properties which will result in a reduction in fees. In addition, the Company is currently negotiating the terms of a lease with a third-party tenant operator for the Sandusky property, which will be subject to lender approval. There can be no assurance that the Company will enter into a new lease agreement or that the lender will approve the third-party operator.

On August 10, 2009, the Company provided a $24.2 million loan to affiliates of Boyne USA, Inc. (“Boyne”) collateralized by certain of its ski resort and related property located in Montana and Michigan. During the remainder of 2009, the loan bears interest of approximately 6.3%, with monthly payments of interest. Effective January 1, 2010, the loan bears interest at 15% and requires monthly interest-only payments at a rate of 9% with all additional interest and principal due at maturity on August 1, 2012. In addition, the Company modified the terms of its existing loan to Boyne to extend the maturity date by approximately 2 years, terminate the Company’s purchase option and establish an interest maintenance reserve.

The accompanying unaudited condensed consolidated financial statements were authorized for issue on August 12, 2009. Subsequent events were evaluated through that date. No adjusting or significant non-adjusting events have occurred between June 30, 2009 and the date of authorization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of June 30, 2009 and December 31, 2008 and for the six months ended June 30, 2009 and 2008. Amounts as of December 31, 2008 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2008.

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

GENERAL

CNL Lifestyle Properties, Inc. was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally lease on a long-term, triple-net basis (generally between five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. To a lesser extent, we also lease properties to taxable REIT subsidiary (“TRS”) tenants and engage independent third-party managers to operate those properties. We also make and acquire loans (including mortgage, mezzanine and other loans) or other Permitted Investments related to interests in real estate. We have retained CNL Lifestyle Company, LLC (our “Advisor”), as our Advisor to provide management, acquisition, advisory and administrative services.

One of our principal business objectives include investing in, and owning, a diversified portfolio of real estate investments. As of June 30, 2009, we owned a portfolio of 116 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions and Additional Lifestyle Properties. Ten of these 116 properties are owned through unconsolidated joint ventures and three are located in Canada. We have also made a number of loans related to lifestyle properties with an aggregate outstanding principal balance of approximately $158.3 million as of June 30, 2009.

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

Recent Market Conditions

The real estate industry and the U.S. economy as a whole faced significant challenges in 2008 that have continued into 2009. We have been and will likely continue to be impacted, as certain tenants experience financial difficulties due to the general economic conditions. However, we also believe that many of our properties are managing through the recession because of their accessible drive-to locations and the types of activities and experiences offered at affordable prices. While individuals may shorten or forgo an expensive vacation to a destination resort, our research indicates that they still spend time with their families on leisure activities. For example, there has been a reported rise in “staycations”, which is generally defined as a period of time in which an individual or family engages in nearby leisure activities or takes regional day trips from their home to area attractions as opposed to taking destination or fly-to vacations. Even in a down market, spending on leisure pursuits continues and while certain consumers will reduce their spending, they will continue to seek leisure and recreational outlets to create memories with family and friends. Many of the asset classes in which we operate are generally reporting sustained or only slightly reduced operating levels in comparison to prior years or seasons, while others continue to face challenges and uncertainties.

The global and U.S. economy continued to struggle during the first six months of 2009 and there is still a great deal of uncertainty regarding the duration of the economic downturn as well as the full impact of these events on the global and U.S. economy, including our properties. We continue to monitor economic events, capital markets and the financial stability of our tenants to minimize the impact on our business. While we remain cautious about the state of the economy, we also believe that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are unavailable. As of July 31, 2009, we had approximately $190.0 million in cash available to support our business and to acquire new properties. The following is a summary of how the current economic crisis has impacted us to date and how we believe it may impact us going forward with respect to capital markets and our existing operations.

Impact on Capital Markets – We have continued to see a limited availability of debt. Where debt is available, we have seen an increase in our cost of borrowing over historical rates, which we expect to continue. We continue to maintain a low leverage ratio, which was approximately 25.4% at June 30, 2009 with a long-term target of 50% debt to total assets. We have no near-term debt maturities, with the first significant maturity occurring in the middle of 2010. Consistent with the entire unlisted REIT industry, sales of our common stock were lower for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. However, our sales have gradually increased since the beginning of the year. For the quarter ended June 30, 2009, our average monthly sales of common stock were approximately $25.9 million as compared to approximately $20.4 million for the quarter ended March 31, 2009. Reduced sales of our stock and difficulties accessing debt markets may limit the amount of capital that we have available to take advantage of future acquisition opportunities.

Impact on Tenants’ Operations – A number of our tenants have experienced a decline in profitability or have been unable to obtain working capital lines of credit or renew existing lines of credit due to the current state of the economy and the capital markets. This has created working capital shortages for some tenants, particularly during off season months. To partially alleviate this issue, we have modified the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy period. In some situations, we have or may consider modified lease terms to allow for rent deferrals or reductions for a period of time to provide temporary relief during this recessionary cycle that will become payable in later periods of the lease term. In the event that a tenant defaults and must be evicted from our property, applicable tax laws permit us to engage a third-party manager to operate the property on our behalf for a period of time until we can re-lease it to a new tenant. During this period, we would receive operating income from the property, which may be less than the rents that were contractually due under the prior leases. Any taxable income from these properties will be subject to income tax until we re-lease these properties to new tenants. We believe we have sufficient cash on hand to offset any adverse effects on our operations that could result from a downturn in our tenants’ businesses in the coming year.

Heritage Golf defaulted on two of its leases, Weston Hills Country Club and Valencia Country Club, in November 2008. Effective February 1, 2009, we terminated our leases at the Weston Hills and Valencia Country Clubs and engaged third-party management companies to operate these courses on our behalf. As of that date, the Company commenced the recording of golf operating revenues and expenses instead of rental income, as previously noted. In connection with the lease terminations, the Company wrote-off all deferred rents and in-place lease intangible assets, assumed a net working capital deficit from the properties, and retained $3.6 million in forgone security deposits from Heritage Golf, which together resulted in the Company recording a net loss on lease termination of approximately $1.5 million. The net operating income from these courses is expected to be less than the rent we previously received for at least the next year. However, these courses are eventually expected to recover as the broader economy and housing market improves. Any taxable income from these courses will be subject to income tax until we re-lease these properties to new tenants.

EAGLE Golf first notified us in June 2008 that it was having working capital shortages and would be unable to pay rent. On March 31, 2009, we amended 43 of our leases with EAGLE Golf, reducing 2009 annualized base rent under the leases from approximately $37.8 million to $28.1 million and average annual (straight-lined) base rent over the lease term to approximately $31.5 million. Under the amendment, base rent lease rates will increase as property-level gross revenues increase. These amended terms will allow us to potentially recapture the original EAGLE Golf lease rates when and if market and operating conditions improve. Additionally, we deferred rent for the first six months of 2009 to enable the tenant to build up working capital. Such amounts are scheduled to be paid evenly over the final ten years of the lease term beginning in 2019. This deferral is not expected to impact net income (loss) or funds from operations (“FFO”) as a result of straight-lining rent in accordance with GAAP, but will reduce cash flows from operating activities in 2009.

We are in the process of negotiating an orderly transition of the Bretton Woods Mountain Resort including a termination of the leases with the current tenant, BW Resort Management, which we expect to complete in the third quarter of 2009. As a result, we wrote-off past due receivables of approximately $2.2 million, which is included in bad debt expense, and in-place lease intangibles and deferred rent of approximately $2.5 million, which is included in loss on lease termination in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2009. The final termination of the leases could result in a reduced or additional loss on lease termination to the extent that we assume any positive working capital or deficit and will result in a reduction in rental income, which will be replaced with property level operating revenues and expenses. In connection with the transition process, we are in negotiations to engage a nationally recognized operator of luxury hotels and resorts to manage this property, which we believe will ultimately drive additional occupancy, revenue and operating performance at the property through brand recognition, marketing and a centralized reservation system. However, there can be no assurances that a management agreement will ultimately be executed or that we will be able to negotiate a lease termination that is favorable to us. The lease termination and management agreements are also subject to lender approval. We prepared an analysis of estimated future undiscounted operating cash flows in accordance with generally accepted accounting principles (“GAAP”) as of June 30, 2009 and determined that the carrying value of the property is not impaired.

Effective August 1, 2009, we agreed to make certain modifications to the leases and loans with Booth Creek Resort Properties, LLC, including the reduction of certain lease and current interest rates and the deferral of approximately $2.7 million in rent due in 2009. Such amounts are scheduled to be paid evenly over the final ten years of the lease term. The lease modifications are pending lender approval.

As of the date of this filing all tenants are current on their rent payments to us, except for our tenant at the Bretton Woods Mountain Resort property due to the transition discussed above. We have deferred total rent payments for 2009 of approximately $17.5 million, primarily for EAGLE Golf and Booth Creek Resort Properties as discussed above, which represents 11.3% of our original total scheduled rents for the year. These deferrals will reduce cash flows from operating activities during 2009, but are not expected to impact net income (loss) or FFO as a result of the straight-lining of rent in accordance with GAAP. Although we can provide no assurances, we believe that operations of these properties will ultimately return to pre-recession levels and that the deferred amounts are collectible. Further, we have evaluated and determined in accordance with GAAP that these properties are not impaired based on the expected operating results of the properties over the estimated holding period and rents we expect to receive over the term of the leases.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of June 30, 2009, we had received approximately $2.4 billion (244.5 million shares) in total offering proceeds. The following table summarizes our public offerings as of June 30, 2009 (in thousands). Redemptions are shown under the offering in which the investor originally purchased its shares.

	1st Offering		2nd Offering		3rd Offering		Total
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Subscriptions received	51,247	$512,540	145,242	$1,448,595	30,843	$310,734	227,332	$2,271,869
Subscriptions received pursuant to reinvestment plan	862	8,188	7,520	71,440	8,766	83,279	17,148	162,907
Redemptions	(4,401)	(42,532)	(4,512)	(42,441)	(18)	(177)	(8,931)	(85,150)

Total	47,708	$478,196	148,250	$1,477,594	39,591	$393,836	235,549	$2,349,626

Number of investors	15,688		47,172		12,228		75,088

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

During the period from July 1, 2009 through August 7, 2009, we received additional subscription proceeds of approximately $23.6 million (2.4 million shares).

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

As of June 30, 2009 our indebtedness consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Mortgages payable	$472,524	$474,449
Sellers financing	77,100	64,738

Total mortgages and other notes payable	549,624	539,187

Line of credit	100,000	100,000

Total indebtedness	$649,624	$639,187

In connection with the acquisition of Okemo Mountain Resort on December 5, 2008, we agreed to pay additional purchase consideration of $14.4 million in the form of a note payable to seller upon receipt of a ground lease extension from the State of Vermont for the underlying land at the resort. On June 30, 2009, the ground lease was extended and we recorded the leasehold interest and issued a note payable to seller in the amount of $14.4 million collateralized by the hotel property. The note bears interest at 9.0% through December 31, 2009, 9.25% through December 31, 2010 and 9.5% thereafter and requires monthly interest-only payments, with all principal due at maturity on December 31, 2011.

On July 6, 2009, we obtained a $20.0 million construction loan for the renovation of our hotel on International Drive in Orlando, Florida. The loan has a 24-month term with an option to extend for an additional 36 months subject to paying an extension fee and meeting certain conditions. During the initial 24-month term, the loan bears interest at a variable rate of 2.75% over the 30-day LIBOR rate with a floor of 5.0%. During the extended 36-month term the loan will bear interest at a fixed rate equal to the 3-year treasury rate on the date of the extension plus 2.75% with a floor of 7.0%. The loan is collaterized by the property. See “Events Occurring Subsequent to June 30, 2009” for additional information.

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $35.6 million for the six months ended June 30, 2009 and consisted primarily of rental revenues, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances, offset by payments made for operating expenses (including asset management fees to our Advisor and interest expense), as compared to the net cash flow from operating activities of approximately $69.6 million for the six months ended June 30, 2008. The decrease in operating cash flow is principally due to the deferral of rent for EAGLE Golf, Booth Creek, the default of two tenants, Heritage Golf and BW Resort Management as discussed above, and the expensing of acquisition fees and costs in 2009 in accordance with FAS 141R. Historically, acquisition fees and costs were capitalized and reflected as cash flows from investing activities. The characterization of these acquisition fees and costs to operating activities in accordance with GAAP does not change the nature and source of how the amounts are funded and paid with proceeds from our public offerings. The decrease was also due to additional interest expense paid on our revolving line of credit under which we had $100.0 million in borrowings outstanding during 2009 as compared to zero in 2008 and a higher balance of uninvested cash for the period ending June 30, 2009 as compared to 2008, for which we earned significantly lower interest due to the reduction in rates paid by depository institutions.

Distributions from Unconsolidated Entities

The following table summarizes the distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership (1)	DMC Partnership	Intrawest Venture (2)	Total
Six months ended June 30, 2009	$—	$4,947	$809	$5,756
Six months ended June 30, 2008	—	5,172	1,609	6,781

Increase (decrease)	$—	$(225)	$(800)	$(1,025)

FOOTNOTES:

(1)	On August 6, 2009, we acquired Great Wolf Resorts, Inc.’s (“Great Wolf”) 30.3% interest in the Wolf Partnership. The Wolf Partnership was previously an unconsolidated entity owning two of our waterpark resorts, the Wolf Dells and Wolf Sandusky properties. The Wolf Partnership became a wholly owned subsidiary and we began consolidating the operations of both properties into our financial statements. Great Wolf terminated the existing management and license agreements for both properties and entered into new management and license agreements which will result in a reduction in fees. We are currently negotiating the terms of a lease with a third-party tenant operator for the Sandusky property, which will be subject to lender approval. There can be no assurance that we will enter into a new lease agreement or that the lender will approve the third-party operator.
(2)	Retail Villages owned by the Intrawest Venture have been impacted by the current recession resulting in a reduction in cash distributions as compared with the prior year. We expect that cash flows from these properties will return to historical levels when the recession ends and the broader economy improves.

Property Acquisitions and Investments in and Advances to Unconsolidated Entities

During the six months ended June 30, 2009, we acquired the following real estate investment properties (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price
Jiminy Peak Mountain Resort—	Massachusetts	1/27/2009	$27,000
One ski resort
Wet’n’Wild Hawaii—	Hawaii	5/6/2009	25,800	(1)
One waterpark
Okemo Mountain Resort—	Vermont	6/30/2009	$14,400
Additional leasehold interest

		Total	$67,200

FOOTNOTE:

(1)	This amount includes $15.0 million cash paid at closing and an additional $10.8 million, which represents the estimated fair value of contingent purchase consideration expected to be paid in connection with the acquisition. The purchase agreement provides for additional purchase consideration of up to $14.7 million payable to the seller contingent upon the property achieving certain financial performance goals over the next three years. The estimated fair value of our expected contingent payments is recorded as a liability in the accompanying condensed consolidated balance sheets.

We have committed to fund equipment replacements and other capital improvements for certain properties. We also have potential obligations to pay additional contingent purchase consideration related to some of the properties we have acquired if those properties achieve certain performance thresholds. See “Commitments, Contingencies and Contractual Obligations” for additional information.

During the six months ended June 2009, we contributed approximately $0.8 million to the Wolf Partnership to fund our pro rata share of amounts needed by the Partnership to fund debt service and working capital shortfalls at the properties. In addition, we advanced the Wolf Partnership approximately $3.0 million for a capital expansion project.

Mortgages and Other Notes Receivable

As of June 30, 2009 and December 31, 2008, mortgages and other notes receivable consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Principal	$158,328	$169,735
Accrued interest	6,916	5,172
Acquisition fees, net	3,088	3,843
Loan origination fees, net	(217)	(333)
Additional carrying costs (1)	7,493	3,656

Total carrying amount	$175,608	$182,073

FOOTNOTE: (1) The additional carrying costs represents payments made to settle various existing contractor liens related to the property collaterizing the loan to Shorefox Development LLC.

On February 20, 2009, Booth Creek Resort Properties, LLC repaid one of its loans totaling approximately $3.3 million including interest. In August 2009, we also modified the terms of its other loans and leases. See “Events Occurring Subsequent to June 30, 2009” below for additional information.

On April 30, 2009, Won & Jay, Inc. repaid its $10.1 million mortgage note issued in connection with its purchase of our Talega Golf Course property in December 2008.

On May 8, 2009, PARC Magic Springs LLC borrowed approximately $1.5 million which is collateralized by one parcel of land and membership interests. The loan matures on August 1, 2012 and requires monthly interest and principal payments based on a fixed rate of 10.0% until February 2010, 10.5% from March 1, 2010 to February 28, 2011 and 11.0% thereafter.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including the ratio of our expected and actual FFO and MFFO, as defined below, to distributions paid, expected and actual net cash from operations for the year, our financial condition, a balanced analysis of both current and expected long-term stabilized cash flows from our properties, our objective of continuing to qualify as a REIT for federal income tax purposes, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions. Operating cash flows are expected to be generated from properties, loans and other Permitted Investments acquired or made by us.

We do not pay distributions from proceeds from our common stock offerings. We have historically made, and may continue to utilize, advances under our revolving line of credit to fund a portion of our distributions during the growth stage of our company and the economic downturn in order to avoid distribution volatility.

On January 27, 2009, our board of directors declared a special distribution of $0.035 per share to stockholders of record as of March 31, 2009 in connection with the gain on sale of one property in late 2008. Additionally, we increased our monthly distribution rate from $0.05125 to $0.0521 per share effective April 1, 2009. The special distribution, totaling approximately $8.0 million, was paid on June 30, 2009 along with our quarterly distribution. On an annualized basis, the increased rate, excluding the special distribution, would represent a 6.25% return if paid for twelve months based on the current $10.00 per share offering price of our common stock. The following table details our total distributions to stockholders for the six month periods ended June 30, 2009 and 2008 (in thousands):

Period	Cash Distributions	Distributions Reinvested	Total Declared
Six months ended June 30, 2009	$42,661	$36,541	$79,202	(1)
Six months ended June 30, 2008	32,373	28,899	61,272

FOOTNOTE:

(1)	The total distributions declared for the six months ended June 30, 2009 included the one-time special distribution of approximately $8.0 million that was declared in connection with the gain on sale of one property in late 2008.

We paid all cash distributions for the six months ended June 30, 2008 with cash generated from operating activities. A portion of the cash distributions paid during the six months ended June 30, 2009 was funded with borrowings under our line of credit.

Approximately 86.1% and 48.3% of the distributions for the six months ended June 30, 2009 and 2008, respectively, constitute a return of capital for federal income tax purposes. The characterization of distributions declared for the quarter and six months ended June 30, 2009 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2009. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Common Stock Redemptions

For the quarter and six months ended June 30, 2009, approximately 2.1 million and 4.4 million shares were redeemed at an average price per share of approximately $9.58 and $9.57, for a total of approximately $20.2 million and $42.0 million, respectively. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in any offering.

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and we determine to redeem shares, we will commit to redeem shares on a pro rata basis at the end of each quarter, with the actual redemption occurring at the beginning of the next quarter. A stockholder whose shares are not redeemed due to insufficient funds in that quarter can ask that the request to redeem the shares be honored at such time as sufficient funds exist. In such case, the redemption request will be retained and such shares will be redeemed before any subsequently received redemption requests are honored. Redeemed shares are considered retired and will not be reissued.

Stock Issuance Costs and Other Related Party Arrangements

Certain of our directors and officers hold similar positions with CNL Lifestyle Company, LLC, which is both a stockholder and our Advisor, and CNL Securities Corp. (our “Managing Dealer”), which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc., the parent company of our Advisor and Managing Dealer. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $25.8 million and $37.0 million for the six months ended June 30, 2009 and 2008, respectively. Of these amounts, approximately $4.6 million and $3.9 million is included in the due to affiliates line item in the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively. Our Advisor and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the six months ended June 30, 2009 and 2008 were approximately $5.9 million and $5.7 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year. For the expense year ended June 30, 2009, operating expenses did not exceed the Expense Cap.

We maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits of approximately $32.3 million and $13.7 million as of June 30, 2009 and December 31, 2008, respectively.

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

Acquisition Fees and Costs – Effective January 1, 2009, we adopted Statement of Financial Accounting Standard No. 141 (revised), “Business Combinations” (“FAS 141R”) and began expensing acquisition fees and costs. Prior to the adoption of FAS 141R, acquisition fees and costs were capitalized and allocated to the cost basis of the assets acquired in connection with a business combination. The adoption of FAS 141R had, and will continue to have, a significant impact on our operating results due to the highly acquisitive nature of our business. FAS 141R also causes a decrease in cash flows from operating activities, as acquisition fees and costs historically have been included in cash flows from investing activities, but are treated as cash flows from operating activities under FAS141R. The characterization of these acquisition fees and costs to operating activities in accordance with GAAP does not change the nature and source of how the amounts are funded and paid with proceeds from our public offerings. Upon adoption of FAS 141R, we expensed approximately $5.9 million in acquisition fees and costs for acquisitions that were being pursued in 2008 but which did not close as of December 31, 2008. Additionally, we expensed approximately $5.2 million in new acquisition fees and costs incurred during the six month period ended June 30, 2009. We will continue to capitalize acquisition fees and costs incurred in connection with the making of loans, simple asset purchases and other Permitted Investments not subject to FAS 141R.

Fair Value of Non-Financial Assets and Liabilities – Effective January 1, 2009, we adopted FAS 157 for our non-financial assets and liabilities. The standard affects how fair value is determined for non-financial assets such as goodwill, intangibles, investments in unconsolidated entities and other long-lived assets, including the incorporation of market participant assumptions in determining the fair value.

See our annual report on Form 10-K for the year ended December 31, 2008 for a summary of our other Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1 “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

The following is an analysis and discussion of our operations for the quarter and six months ended June 30, 2009 as compared to June 30, 2008 (in thousands except per share data):

	Quarter Ended
	June 30,		$ Change	% Change
	2009	2008
Revenues:
Rental income from operating leases	$50,539	$51,155	$(616)	-1.2%
Interest income on mortgages and other notes receivable	3,168	1,426	1,742	122.2%
Other operating income	4,050	—	4,050	100.0%

Total revenues	57,757	52,581	5,176	9.8%

Expenses:
Asset management fees to advisor	6,181	5,422	759	14.0%
Acquisition fees and costs	3,635	—	3,635	100.0%
General and administrative	4,637	3,754	883	23.5%
Ground lease and permit fees	3,003	2,456	547	22.3%
Repairs and maintenance	1,476	446	1,030	230.9%
Other operating expenses	5,240	1,253	3,987	318.2%
Bad debt expense	1,221	732	489	66.8%
Loss on lease termination	2,247	—	2,247	100.0%
Depreciation and amortization	29,347	24,735	4,612	18.6%

Total expenses	56,987	38,798	18,189	46.9%

Operating income	770	13,783	(13,013)	-94.4%

Other income (expense):
Interest and other income	1,228	1,677	(449)	-26.8%
Interest expense and loan cost amortization	(8,891)	(8,067)	(824)	-10.2%
Equity in earnings (loss) of unconsolidated entities	118	(86)	204	237.2%

Total other expense	(7,545)	(6,476)	(1,069)	-16.5%

Income (loss) from continuing operations	(6,775)	7,307	(14,082)	-192.7%
Discontinued operations	—	39	(39)	-100.0%

Net income (loss)	$(6,775)	$7,346	$(14,121)	-192.2%

Earnings (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.03)	$0.04	$(0.07)	-175.0%
Discontinued operations	—	—	—	0.0%

	$(0.03)	$0.04	$(0.07)	-175.0%

Weighted average number of shares of common stock outstanding (basic and diluted)	232,599	205,095

	Six Months Ended
	June 30,		$ Change	% Change
	2009	2008
Revenues:
Rental income from operating leases	$105,300	$98,688	$6,612	6.7%
Interest income on mortgages and other notes receivable	6,552	2,712	3,840	141.6%
Other operating income	6,908	—	6,908	100.0%

Total revenues	118,760	101,400	17,360	17.1%

Expenses:
Asset management fees to advisor	12,304	10,635	1,669	15.7%
Acquisition fees and costs	11,109	—	11,109	100.0%
General and administrative	7,319	5,308	2,011	37.9%
Ground lease and permit fees	5,719	4,524	1,195	26.4%
Repairs and maintenance	2,227	779	1,448	185.9%
Other operating expenses	8,464	2,196	6,268	285.4%
Bad debt expense	2,159	732	1,427	194.9%
Loss on lease termination	3,955	—	3,955	100.0%
Depreciation and amortization	57,971	47,554	10,417	21.9%

Total expenses	111,227	71,728	39,499	55.1%

Operating income	7,533	29,672	(22,139)	-74.6%

Other income (expense):
Interest and other income	1,835	3,144	(1,309)	-41.6%
Interest expense and loan cost amortization	(18,311)	(15,375)	(2,936)	-19.1%
Equity in earnings (loss) of unconsolidated entities	124	1,491	(1,367)	-91.7%

Total other expense	(16,352)	(10,740)	(5,612)	-52.3%

Income (loss) from continuing operations	(8,819)	18,932	(27,751)	-146.6%
Discontinued operations	—	95	(95)	-100.0%

Net income (loss)	$(8,819)	$19,027	$(27,846)	-146.3%

Earnings (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.04)	$0.09	$(0.13)	-144.4%
Discontinued operations	—	—	—	0.0%

	$(0.04)	$0.09	$(0.13)	-144.4%

Weighted average number of shares of common stock outstanding (basic and diluted)	230,119	200,776

Rental income from operating leases. The decrease in rental income for the quarter ended June 30, 2009 as compared to the same period in 2008 was principally a result of the reduction in lease rates for the properties leased to EAGLE Golf and the termination of leases with Heritage Golf partially offset by an increase in rent from recently acquired properties. Rental income for the six months ended June 30, 2009 compared to 2008 was slightly higher due to the acquisition of new properties after June 30, 2008, creating new sources of rental income, and rent increases from capital expansion projects that have increased the lease basis of certain of our properties over the last year. These increases were partially offset by the reductions noted above. In addition, percentage rents to date, which are generally based on a percentage of gross revenues of the properties, were down $0.2 million in 2009 versus 2008, which we attribute to the general economic conditions and tightening consumer spending levels.

As of June 30, 2009 and 2008, the weighted-average base rent rate for our portfolio of leased properties was 9.0% and 9.3%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted average value of our real estate investment properties subject to operating leases. The reduction is primarily a result of reduced rents on properties leased to EAGLE Golf. Additionally, the weighted-average lease rate of our portfolio will fluctuate based on our asset mix and timing of property acquisitions. The following analysis quantifies the total rental income generated from our properties for the quarter and six months ended June 30, 2009 and 2008 in which the properties were acquired and leased, and the increases in rental income attributable to those properties on a comparative basis:

Properties Subject to Operating Leases	Number of Properties(1)	Total Rental Income (in thousands) for the Quarter Ended June 30,		Percentage of Total 2009 Rental Income	Percentage of Total 2008 Rental Income	Percentage Increase (Decrease) in Rental Income
		2009(1)	2008(1)
Acquired prior to April 1, 2008 (same store)	91	$43,571	$47,962	86.2%	97.2%	(9.2)%
Acquired after April 1, 2008	12	6,968	1,367	13.8%	2.8%	409.7%

Total	103	$50,539	$49,329	100.0%	100.0%

FOOTNOTE:

(1)	These numbers do not include the Valencia and Weston Hills County Clubs, which are no longer subject to long-term leases, our hotel property in Orlando, Florida which is currently closed for redevelopment, or the Talega Golf course property, which was sold on December 12, 2008 and is included in discontinued operations.

Rent from properties acquired prior to April 1, 2008 decreased 9.2% primarily as a result of rent reductions at EAGLE Golf and lease terminations with Heritage Golf. These amounts were offset, in part, by rent increases from capital expansion projects that increased the lease basis of certain of our properties during the last year. We acquired 12 properties after April 1, 2008 which generated approximately $7.0 million and $1.4 million, or 13.8% and 2.8%, of total rental income for the quarter ended June 30, 2009 and 2008, respectively.

Properties Subject to Operating Leases	Number of Properties(1)	Total Rental Income (in thousands) for the Six Months Ended June 30,		Percentage of Total 2009 Rental Income	Percentage of Total 2008 Rental Income	Percentage Increase (Decrease) in Rental Income
		2009(1)	2008(1)
Acquired prior to January 1, 2008 (same store)	87	$86,788	$91,539	82.8%	96.3%	(5.2)%
Acquired after January 1, 2008	16	17,998	3,516	17.2%	3.7%	411.9%

Total	103	$104,786	$95,055	100.0%	100.0%

FOOTNOTE:

(1)	These numbers do not include the Valencia and Weston Hills Country Clubs, which are no longer subject to long-term leases, our hotel property in Orlando, Florida which is currently closed for redevelopment, or the Talega Golf course property, which was sold on December 12, 2008 and is included in discontinued operations.

Rent from properties acquired prior to January 1, 2008 decreased 5.2% primarily as a result of rent reductions at EAGLE Golf and lease terminations with Heritage Golf. These amounts were offset, in part, by rent increases from capital expansion projects that increased the lease basis of certain of our properties during the last year. We acquired 16 properties after January 1, 2008 which generated approximately $18.0 million and $3.5 million, or 17.2 % and 3.7%, of total rental income for the six months ended June 30, 2009 and 2008, respectively.

Interest income on mortgages and other notes receivable. For the quarter and six months ended June 30, 2009, we recorded interest income totaling approximately $3.2 million and $6.6 million, respectively, on our performing loans with an aggregate principal balance of approximately $118.3 million. Comparatively, for the quarter and six months ended June 30, 2008, we recorded interest income of approximately $1.4 million and $2.7 million, respectively, from our performing loans with an aggregate principal balance of approximately $51.2 million. The decrease is attributable to loans that were repaid subsequent to June 30, 2008. As of June 30, 2009 and 2008, we had one non-performing loan with a principal balance of $40.0 million for which no interest income has been recorded for the quarter and six months ended June 30, 2009 and 2008.

Other operating income and expenses. During the quarter and six months ended June 30, 2009, other operating income and expenses primarily consisted of the operations of the Weston Hills and Valencia Country Clubs and the operating expenses associated with our apartment complex in Boca Raton, Florida. During the same period in 2008, other operating expenses consisted of only the operating expenses of our apartment complex in Boca Raton, Florida.

Asset management fees to advisor. Monthly asset management fees of 0.08334% of invested assets are paid to our Advisor for the acquisition of real estate assets and making loans. Total asset management fees were approximately $6.2 million and $12.3 million for the quarter and six months ended June 30, 2009 and approximately $5.4 million and $10.6 million for the quarter and six months ended June 30, 2008, respectively. The increase in fees is due to the acquisition of additional real estate properties we acquired and loans we made.

Acquisition fees and costs. Effective January 1, 2009, we adopted FAS 141R and immediately began expensing acquisition fees and costs as incurred. Prior to the adoption of FAS 141R, acquisition fees and costs were capitalized and allocated to the cost basis of the assets we acquired. As a result of the adoption of FAS 141R, we were required to expense approximately $5.9 million in acquisition fees and costs that were previously incurred and capitalized in our balance sheet for acquisitions that were being pursued, but which did not close by December 31, 2008. Additionally, we expensed approximately $3.6 million and $5.2 million in new acquisition fees and costs incurred during the quarter and six month period ended June 30, 2009.

General and administrative. General and administrative expenses were approximately $4.6 million and $7.3 million for the quarter and six months ended June 30, 2009 as compared to approximately $3.8 million and $5.3 million for the quarter and six months ended June 30, 2008, respectively. The increase is primarily due to an increase in account maintenance fees under a new fee structure charged by our stock transfer agent of approximately $0.3 million and $0.9 million for the quarter and six months ended June 30, 2008 and 2009, respectively.

Ground lease and permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of our triple-net leases with those tenants. These expenses have corresponding revenues included in the rental income described above. For the quarter and six months ended June 30, 2009, ground lease, concession holds and land permit fees were approximately $3.0 million and $5.7 million, as compared to approximately $2.5 million and $4.5 million for the same periods in 2008, respectively. The increase is attributable to the growth of our property portfolio. As of June 30, 2009, we owned 106 consolidated properties of which 37 properties are subject to ground lease, concession holds or land permit fees.

Repairs and maintenance. Repairs and maintenance expense was approximately $1.5 million and $2.2 million for the quarter and six months ended June 30, 2009 as compared to approximately $0.4 million and $0.8 million for the quarter and six months ended June 30, 2008, respectively. The increase is primarily due to repairs and maintenance on existing and newly acquired properties. These expenditures are from capital reserve accounts for replacements, repairs and maintenance at our properties, such as periodic repainting of buildings, which do not substantially enhance the properties or increase the estimated useful lives and therefore cannot be capitalized.

Bad debt expense. Bad debt expense was approximately $1.2 million and $2.2 million for the quarter and six months ended June 30, 2009 as compared to approximately $0.7 million for both the quarter and six months ended June 30, 2008, respectively. The increase is primarily due to the write-off of past due rents receivable that were deemed uncollectible from the tenant at Bretton Woods Mountain Resort. We are in the process of negotiating an orderly transition of the Bretton Woods Mountain Resort including a termination of the lease with BW Resort Management.

Loss on lease termination. Loss on lease termination of approximately $2.2 million and $4.0 million for the quarter and six months ended June 30, 2009 is attributable to Heritage Golf defaulting two of its leases and the pending lease termination at the Bretton Woods Mountain Resort, as discussed above.

Depreciation and amortization. Depreciation and amortization expenses were approximately $29.3 million and $58.0 million for the quarter and six months ended June 30, 2009, as compared to approximately $24.7 million and $47.6 million for the quarter and six months ended June 30, 2008, respectively. The increase is primarily due to the acquisition of real estate properties acquired for the six months ended June 30, 2008 of which partial depreciation and amortization were recognized as compared to full period during the same period in 2009 coupled with acquisition of additional real estate properties from July 1, 2008 thru June 30, 2009.

Operating income. Operating income was approximately $0.8 million and $7.5 million for the quarter and six months ended June 30, 2009 and approximately $13.8 million and $29.7 million for the quarter and six months ended June 30, 2008, respectively. The decrease is primarily due to the reduction in rent from the amended leases with EAGLE Golf, the loss on lease termination and bad debt expense of approximately $3.5 million and $6.1 million for the quarter and six months ended June 30, 2009 and the adoption of FAS 141R which required the expensing of acquisition fees and costs of approximately $3.6 million and $11.1 million for the quarter and six months ended June 30, 2009 as operating costs. This was partially offset by additional operating income from newly acquired properties. See rental income from operating leases above for additional information.

Interest and other income. The decrease in interest and other income is primarily due to a general reduction in rates paid by depository institutions on short-term deposits during 2009 as compared to 2008. We continue to monitor depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. During the quarter and six months ended June 30, 2009, we received an average yield of 0.59% and 0.92%, respectively. Comparatively, during the quarter and six months ended June 30, 2008, we received an average yield of 3.30% and 2.96%, respectively. Our average uninvested offering proceeds, based on month-end balances, was approximately $184.3 million and $180.9 million during the quarter and six months ended June 30, 2009, as compared to $190.0 million and $195.1 million during the quarter and six months ended June 30, 2008, respectively.

Interest expense and loan cost amortization. Interest expense for the quarter and six months ended June 30, 2009 increased as compared to the same periods in 2008 due to an increase in notes and mortgages payable as a result of acquisitions of properties and the $100.0 million revolving line of credit which was drawn on in October 2008. We recorded approximately $1.2 million of interest related to our revolving line of credit for the six months ended June 30, 2009 as compared to zero during the same period in 2008.

Equity in earnings. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	Quarter Ended June 30,
	2009	2008	$ Change	% Change
Wolf Partnership	$(1,846)	$(2,357)	$511	21.7%
DMC Partnership	2,364	2,357	7	0.3%
Intrawest Venture	(400)	(86)	(314)	-365.1%

Total	$118	$(86)	$204	237.2%

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
Wolf Partnership	$(3,734)	$(3,470)	$(264)	-7.6%
DMC Partnership	4,699	4,713	(14)	-0.3%
Intrawest Venture	(841)	248	(1,089)	-439.1%

Total	$124	$1,491	$(1,367)	-91.7%

Equity in earnings is recognized using the hypothetical liquidation at book value (“HLBV”) method of accounting which means we recognize income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Because our equity in earnings is calculated in this manner due to the preferences we receive upon liquidation, we have historically recognized more income than the underlying unconsolidated entities have generated and our partners have historically been allocated significant losses which offset the earnings that we have recorded for these entities. Equity in earnings increased by approximately $0.2 million for the quarter ended June 30, 2009, as compared to the same period in 2008, primarily due to a decrease in the loss we were allocated by the Wolf Partnership of approximately $0.5 million offset by an increase on the loss we were allocated by the Intrawest Venture of $0.3 million during the quarter ended June 30, 2009. Equity in earnings decreased by approximately $1.4 million for the six months ended June 30, 2009, as compared to the same period in 2008, primarily due to an increase in the loss we were allocated by both the Wolf Partnership and the Intrawest Venture of approximately $0.3 million and $1.1 million, respectively, during the six months ended June 30, 2009. The HLBV method of recognizing earnings and losses from the unconsolidated entities is not expected to have an impact on the distributions we receive. However, it will likely result in reductions or fluctuations in our net income or loss, earnings per share, Funds from Operations (“FFO”), Modified FFO (“MFFO”) and FFO and MFFO per share. We received cash distributions from our unconsolidated entities of approximately $3.2 million and $5.9 million for the quarter and six months ended June 30, 2009 compared to approximately $4.5 million and $8.4 million for the quarter and six months ended June 30, 2008, respectively.

The Wolf Partnership continues to be affected by the decline in the U.S. economy, a regional economic downturn and competitive pressures at both the Wisconsin Dells and Sandusky, Ohio locations. The effects of the economic downturn and competitive pressure are expected to continue to have an impact on our earnings in 2009. Although we continue to recognize losses from our investment in this partnership and have received no cash distributions from the venture in 2008 or 2009, we have the intent and ability to hold this investment until the markets and economy recover. On August 6, 2009, we acquired all of the outstanding interest in the Wolf Partnership from Great Wolf. The Wolf Partnership was previously an unconsolidated entity owning two of our waterpark resorts, the Wolf Dells and Wolf Sandusky properties. Upon acquisition of Great Wolf’s interest, the Wolf Partnership became a wholly owned subsidiary and we began consolidating the operations of the properties into our financial statements and will no longer recognize earnings and losses in the Wolf Partnership under HLBV. See “Distributions from Unconsolidated Entities” above for additional information.

The Intrawest Venture was significantly impacted by a reduction in retail spending at the resort village retail locations, which is a direct result of the current recession. While visitation at many of these locations held up reasonably well, spending by consumers during their visits was reduced. We believe that operations at these properties will return to historical levels when the broader economy improves. Additionally, during the first quarter of 2009, the Intrawest Venture determined that it made certain accounting errors in 2008 which totaled approximately $0.4 million. We concluded that these errors were not material to our financial statements for the year ended December 31, 2008 or the six months ended June, 2009 nor do we expect the amount to be material to the financial statements for the year ending December 31, 2009. As such, we recorded the cumulative effect of these adjustments during the three months ended March 31, 2009, which resulted in a reduction in equity in earnings of $0.4 million.

Discontinued operations. For the quarter and six months ended June 30, 2008, results of discontinued operations were approximately $39,000 and $95,000, respectively, relating to the Talega Golf Course property which was sold in December 2008.

Net income and earnings per share. The decrease in net income and earnings per share for the quarter and six months ended June 30, 2009 as compared to the same periods in the prior year was primarily due to (i) the reduction in rental income from EAGLE Golf and certain of our tenants, including those who defaulted on their leases and which have been or are in the process of being terminated or restructured (ii) the adoption of FAS 141R which requires the expensing of all acquisition fees and costs as operating costs (iii) additional interest expense on our revolving line of credit (iv) a reduction in equity in earnings from the Wolf Partnership and Intrawest Venture and (v) a reduction in the rates paid by depository institutions on short-term deposits. Our earnings and earnings per share may be volatile as we are still in the early stages of operation and are experiencing significant growth. These performance measures are affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make large individually significant acquisitions can be dilutive to the earnings per share ratio.

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

Accordingly, we believe that in order to facilitate comparability and a clearer understanding of our period –over–period ongoing operating results, and to remove the effects of acquisition fees and costs that are funded through offering proceeds rather than paid with cash generated from operations, which is more reflective of a stabilized asset base, Modified FFO should be considered in addition to net income and cash flows as reported in the accompanying condensed consolidated financial statements as well as FFO described above. Because acquisition fees and costs were not required to be expensed under GAAP prior to January 1, 2009, Modified FFO for prior periods is the same as FFO.

The following table presents a reconciliation of net income (loss) to FFO and Modified FFO for the quarter and six months ended June 30, 2009 and 2008 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(6,775)	$7,346	$(8,819)	$19,027

Adjustments:
Depreciation and amortization	29,347	24,960	57,971	48,003
Net effect of FFO adjustment from unconsolidated entities (1)	4,362	4,632	8,278	8,136

Total funds from operations	$26,934	$36,938	$57,430	$75,166

Acquisition fees and costs (2)	3,635	—	11,109	—

Modified funds from operations (2)	$30,569	$36,938	$68,539	$75,166

Weighted average number of shares of common stock outstanding (basic and diluted)	232,599	205,095	230,119	200,776

FFO per share (basic and diluted)	$0.12	$0.18	$0.25	$0.37

Modified FFO per share (basic and diluted)	$0.13	$0.18	$0.30	$0.37

FOOTNOTES:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.
(2)	Acquisition fees and costs were not required to be expensed under GAAP prior to January 1, 2009. Accordingly, modified funds from operations is the same as funds from operations prior to 2009.

Total FFO decreased from approximately $36.9 million to $26.9 million and from approximately $75.2 million to $57.4 million for the quarter and six months ended June 30, 2008 and 2009, respectively. FFO per share decreased from approximately $0.18 to $0.12 and from approximately $0.37 to $0.25 for the quarter and six months ended June 30, 2008 and 2009, respectively. The decrease in FFO and FFO per share is attributable principally to the decrease in net income as a result of the reduction in rental income from EAGLE Golf and Heritage Golf, bad debt expense and the write-off of in-place lease intangibles related to the Bretton Woods Mountain Resort, the adoption of FAS 141R and expensing of acquisition fees and costs, additional interest expense paid on our revolving line of credit and an increase in losses from the Wolf Partnership and the Intrawest Venture. We also had a higher balance of uninvested cash for the period ending June 30, 2009 as compared to 2008, for which we earned proportionally lower interest due to the reduction in rates paid by depository institutions.

Modified FFO decreased from approximately $36.9 million to $30.6 million and from $75.2 million to $68.5 million for the quarter and six months ended June 30, 2008 and 2009, respectively. Modified FFO per share decreased from approximately $0.18 to $0.13 and from $0.37 to $0.30 for the quarter and six months ended June 30, 2008 and 2009, respectively. The decrease in Modified FFO is attributable principally to the reduction in rental income from EAGLE Golf and Heritage Golf, bad debt expense and the write-off of in-place lease intangibles related to the Bretton Woods Mountain Resort, the adoption of FAS 141R and expensing of acquisition fees and costs, additional interest expense paid on our revolving line of credit and an increase in losses from the Wolf Partnership and the Intrawest Venture. We also had a higher balance of uninvested cash for the period ending June 30, 2009 as compared to 2008, for which we earned proportionally lower interest due to the reduction in rates paid by depository institutions.

OFF BALANCE SHEET ARRANGEMENTS

See our annual report on Form 10-K for the year ended December 31, 2008 for a summary of our Off Balance Sheet Arrangements.

EVENTS OCCURRING SUBSEQUENT TO JUNE 30, 2009

Our board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on July 1, 2009 and August 1, 2009. These distributions are to be paid by September 30, 2009.

On July 6, 2009, we obtained a $20.0 million construction loan for the renovation of our hotel on International Drive in Orlando, Florida that we acquired through foreclosure and is expected to be completed in 2010. The loan has a 24-month term with an option to extend for an additional 36 months subject to paying an extension fee and meeting certain conditions. During the initial 24-month term, the loan bears interest at a variable rate of 2.75% over the 30-day LIBOR rate with a floor of 5.0%. During the extended 36-month term the loan will bear interest at a fixed rate equal to the 3-year treasury rate on the date of the extension plus 2.75% with a floor of 7.0%. The loan is collateralized by the property.

Effective August 1, 2009, we amended the terms of our leases and loans with Booth Creek Resort Properties, LLC (“Booth”). The lease modifications include the release of $5.29 million in security deposits, half of which will be applied towards the payment of current year rents and half of which will be released to Booth for working capital needs. The amendment also reduces certain lease and interest rates and defers approximately $2.7 million in lease payments for 2009 to be paid over the last 10 years of the lease, pending final lender approval.

On August 6, 2009, we acquired Great Wolf’s 30.3% interest in the Wolf Partnership. The Wolf Partnership was previously an unconsolidated entity owning two of our waterpark resorts, the Wolf Dells and Wolf Sandusky properties. Upon acquisition of the 30.3% interest, the Wolf Partnership became a wholly owned subsidiary and we began consolidating the operations of both properties into our financial statements. Great Wolf terminated the existing management and license agreements for both properties and simultaneously with the transaction entered into new management and license agreements with us for both properties which will result in a reduction in fees. In addition, we are currently negotiating the terms of a lease with a third-party tenant operator for the Sandusky property, which will be subject to lender approval. There can be no assurance that we will enter into a new lease agreement or that the lender will approve the third-party operator.

On August 10, 2009, we provided a $24.2 million loan to affiliates of Boyne USA, Inc. (“Boyne”) collateralized by certain of its ski resort and related property located in Montana and Michigan. During the remainder of 2009, the loan bears interest of approximately 6.3%, with monthly payments of interest. Effective January 1, 2010 the loan bears interest at 15% and requires monthly interest-only payments at a rate of 9% with all additional interest and principal due at maturity on August 1, 2012. In addition, we modified the terms of our existing loan to Boyne to extend the maturity date by approximately 2 years, terminate our purchase option and establish an interest maintenance reserve.

The accompanying financial statements were authorized for issue on August 12, 2009. Subsequent events were evaluated through that date. No adjusting or significant non-adjusting events have occurred between June 30, 2009 and the date of authorization.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of June 30, 2009:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$54,538	$262,916	$273,392	$229,022	$819,868
Obligations under capital leases	2,781	2,188	53	—	5,022
Obligations under operating leases (2)	12,255	24,492	24,486	202,234	263,467

Total	$69,574	$289,596	$297,931	$431,256	$1,088,357

FOOTNOTES:

(1)	Includes all third-party and seller financing obtained in connection with the acquisition of properties, and the $100.0 million we’ve drawn on our syndicated revolving line of credit. Future interest payments on our variable rate debt and line of credit were estimated based on a LIBOR forward rate curve.
(2)	Represents obligations under ground leases, concession holds and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration (1)	$5,500	$9,800	$—	$—	$15,300
Capital improvements (2)	62,993	6,735	—	—	69,728

Total	$68,493	$16,535	$—	$—	$85,028

FOOTNOTES:

(1)	We have committed to fund our pro rata share of additional contingent purchase price for one of our unconsolidated resort village properties owned by the Intrawest Venture, totaling approximately $0.6 million. The additional contingent purchase price is based on the property achieving certain financial performance goals. The additional contingent purchase price is expected to be paid in 2009.

In connection with the acquisition of Wet’n’Wild Hawaii we agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years. The additional purchase price consideration is not to provide compensation for services but is based on the property achieving certain financial performance goals. In accordance with FAS 141R, we recorded the fair value of this contingent liability in our condensed consolidated balance sheets as of June 30, 2009.

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2009	2010		2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt	$4,195	$16,991		$63,052	$11,647	$135,588	$208,166	$439,639	$397,417	(1)
Weighted average interest rates of maturities	6.20%	6.29%		8.99%	6.57%	6.13%	6.43%	6.70%
Variable rate debt	—	124,572	(2)	—	—	—	85,413	209,985	173,224	(5)
Average interest rate	—	Prime or LIBOR + 2%(3)		—	—	—	LIBOR + Spread(3)(4)

Total debt	$4,195	$141,563		$63,052	$11,647	$135,588	$293,579	$649,624	$570,641

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2009. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	The amount includes our revolving line of credit of $100.0 million and the Bretton Woods construction line of credit of approximately $24.6 million.
(3)	The 30-day LIBOR rate was approximately 0.31% at June 30, 2009.
(4)

On December 31, 2007, we obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR plus 1.72% on the first $57.3 million, 30-day LIBOR plus 1.5% (of which 1.25% is deferred until maturity) on the next $16.7 million and 30-day LIBOR plus 1.5% on the remaining $11.4 million (of which approximately all is deferred until maturity). On January 2, 2008, we entered into two interest rate swaps to hedge the variable interest rate. The instruments, which were designated as cash flow hedges of interest payments from their inception, swap the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year and on the next $16.7 million to a blended fixed rate of 5.8% for the term of the loan (of which 1.25% is deferred until maturity.) The fair value of these instruments has been recorded as a liability of approximately $4.9 million.

(5)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2009. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $626,000 for the six months ended June 30, 2009. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates it is not intended to predict future results as our actual results will likely vary.

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

Use of Proceeds

As of June 30, 2009, we sold approximately $2.4 billion (244.5 million shares) in connection with our offerings, including approximately $162.9 million (17.1 million shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from our offerings do not include 20,000 shares purchased by our Advisor for $200,000 preceding the commencement of our 1st Offering or 117,706 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., a parent company of our Advisor and wholly owned indirectly by our chairman of the board and his wife. As of June 30, 2009, we incurred the following aggregate expenses in connection with the issuance of our registered securities on our offerings (in thousands):

Selling commissions	$155,506
Marketing support fee and due diligence expense reimbursements	65,250
Offering costs and expenses	37,446

Offering and stock issuance costs	$258,202

Selling commissions, marketing support fee and due diligence expenses are paid to our Managing Dealer and a substantial portion of the selling commissions, marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our Advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $2.2 billion at June 30, 2009. As of June 30, 2009, we invested approximately $1.9 billion in properties, loans and other Permitted Investments.

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

For the three months ended June 30, 2009, we redeemed the following shares for approximately $41.9 million:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plan	Maximum Number Of Shares That May Yet Be Purchased Under The Plan
April 1, 2009 through April 30, 2009	—		—	3,689,362
May 1, 2009 through May 31, 2009	—		—	3,689,362
June 1, 2009 through June 30, 2009	2,111,523	$9.58	2,111,523	2,720,136	(1)

Total	2,111,523		2,111,523

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the Redemption Plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account whether there are sufficient proceeds under the Plan. Under the Plan, we also can, at our discretion, use up to $100,000 per calendar quarter of the proceeds of any public offering of our common stock for redemptions. No such amounts are currently available.

For the quarter ended June 30, 2009, we received total redemption requests of approximately 3.5 million shares and redeemed, on a pro rata basis, approximately 2.1 million shares. To the extent that we redeem shares pursuant to the Redemption Plan in future periods, the remaining shares for which redemption requests were received and not redeemed during the quarter ended June 30, 2009 will be redeemed on a pro rata basis before any subsequently received redemption requests are honored.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held in Orlando, Florida on June 17, 2009.

(b)	Each of our five directors was re-elected. Those directors are: Bruce Douglas, Dennis N. Folken, Robert J. Woody, Robert A. Bourne and James M. Seneff, Jr.

(c)	The meeting was held for the purpose of electing the board of directors and transacting such other business as may properly have come before the meeting or any adjournment or postponement thereof.

The two proposals were submitted to a vote of stockholders and received votes as follows:

1.	The stockholders approved the election of the following persons as directors of the Company for one year term:

Name	For	Withheld
Bruce Douglas	120,793,702	2,583,814
Dennis N. Folken	120,679,035	2,698,481
Robert J. Woody	120,857,908	2,519,608
Robert A. Bourne	120,885,944	2,491,571
James M. Seneff, Jr.	120,942,481	2,435,035

2.	To transact such other business as may properly have come before the meeting or any adjournment or postponement thereof:

For	Against	Abstentions
117,079,721	2,054,193	4,243,601

Item 5.	Other Information – None

Item 6.	Exhibits

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2009.

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