Form 10-Q
period 2009-09-30
CNL LIFESTYLE PROPERTIES INC
filed 2009-11-13
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of common stock outstanding as of November 6, 2009 was 243,978,107.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	September 30, 2009	December 31, 2008
ASSETS

Real estate investment properties, net	$1,979,968	$1,862,502
Mortgages and other notes receivable, net	202,864	182,073
Cash	172,148	209,501
Investments in unconsolidated entities	143,357	158,946
Other assets	83,704	59,363
Intangibles, net	32,394	32,915
Accounts and other receivables, net	24,475	13,375
Restricted cash	20,742	11,060

Total Assets	$2,659,652	$2,529,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$616,397	$539,187
Line of credit	100,000	100,000
Other liabilities	42,011	17,999
Security deposits	35,675	30,347
Accounts payable and accrued expenses	16,916	15,955
Due to affiliates	6,602	3,875

Total Liabilities	817,601	707,363

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 252,277 and 230,572 shares issued and 241,588 and 226,037 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	2,416	2,260
Capital in excess of par value	2,142,257	2,005,147
Accumulated earnings	88,534	97,446
Accumulated distributions	(383,782)	(267,420)
Accumulated other comprehensive loss	(7,374)	(15,061)

	1,842,051	1,822,372

Total Liabilities and Stockholders’ Equity	$2,659,652	$2,529,735

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Rental income from operating leases	$49,892	$50,709	$155,192	$149,397
Golf operating revenues	3,532	—	10,440	—
Hotel operating revenues	8,026	—	8,026	—
Interest income on mortgages and other notes receivable	3,139	1,524	9,691	4,236

Total revenues	64,589	52,233	183,349	153,633

Expenses:
Asset management fees to advisor	6,275	5,526	18,579	16,161
Acquisition fees and costs	1,276	—	12,385	—
General and administrative	4,070	3,789	11,389	9,097
Other operating expenses	158	1,809	4,680	4,784
Ground lease and permit fees	2,994	2,235	8,713	6,759
Golf operating expenses	3,558	—	9,468	—
Hotel operating expenses	6,793	—	7,052	—
Bad debt expense	160	200	2,319	932
Loss (recovery) on lease termination	(151)	—	3,804	—
Depreciation and amortization	32,410	25,156	90,381	72,710

Total expenses	57,543	38,715	168,770	110,443

Operating income	7,046	13,518	14,579	43,190

Other income (expense):
Interest and other income	307	1,352	2,142	4,496
Interest expense and loan cost amortization	(10,778)	(7,699)	(29,089)	(23,074)
Equity in earnings of unconsolidated entities	3,332	1,598	3,456	3,089

Total other expense	(7,139)	(4,749)	(23,491)	(15,489)

Income (loss) from continuing operations	(93)	8,769	(8,912)	27,701
Discontinued operations	—	42	—	137

Net income (loss)	$(93)	$8,811	$(8,912)	$27,838

Earnings (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.00)	$0.04	$(0.04)	$0.14
Discontinued operations	—	—	—	—

	$(0.00)	$0.04	$(0.04)	$0.14

Weighted average number of shares of common stock outstanding (basic and diluted)	238,505	215,101	232,945	205,586

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2009 and Year Ended December 31, 2008 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value

Balance at December 31, 2007	191,827	$1,918	$1,690,018	$60,810	$(139,062)	$3,630	$1,617,314

Subscriptions received for common stock through public offering and reinvestment plan	37,778	378	386,617	—	—	—	386,995

Redemption of common stock	(3,568)	(36)	(33,939)	—	—	—	(33,975)

Stock issuance and offering costs	—	—	(37,549)	—	—	—	(37,549)

Net income	—	—	—	36,636	—	—	36,636	36,636

Distributions ($0.6150 per share)	—	—	—	—	(128,358)	—	(128,358)

Foreign currency translation adjustment	—	—	—	—	—	(9,992)	(9,992)	(9,992)

Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(8,699)	(8,699)	(8,699)

Total comprehensive income	—	—	—	—	—	—	—	$17,945

Balance at December 31, 2008	226,037	$2,260	$2,005,147	$97,446	$(267,420)	$(15,061)	$1,822,372

Subscriptions received for common stock through public offering and reinvestment plan	21,689	217	214,449	—	—	—	214,666

Redemption of common stock	(6,138)	(61)	(58,893)	—	—	—	(58,954)

Stock issuance and offering costs	—	—	(18,446)	—	—	—	(18,446)

Net loss	—	—	—	(8,912)	—	—	(8,912)	(8,912)

Distributions ($0.50135 per share)	—	—	—	—	(116,362)	—	(116,362)

Foreign currency translation adjustment	—	—	—	—	—	5,229	5,229	5,229

Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	2,458	2,458	2,458

Total comprehensive loss	—	—	—	—	—	—	—	$(1,225)

Balance at September 30, 2009	241,588	$2,416	$2,142,257	$88,534	$(383,782)	$(7,374)	$1,842,051

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$67,652	$102,342

Investing activities:
Acquisition of properties	(42,150)	(99,261)
Capital expenditures	(43,875)	(66,723)
Acquisition of remaining partnership interest in unconsolidated entity, net of $3,752 cash received	(2,237)	—
Contributions to unconsolidated entities	(16,229)	—
Issuance of mortgage note receivable	(25,658)	(68,000)
Payment of additional carrying costs for mortgage loans receivable	(5,215)	—
Acquisition fees on mortgage notes receivable	(821)	(17,319)
Proceeds from disposal of assets	527	56
Repayment of mortgage loans receivable	9,673	—
Changes in restricted cash	3,464	(3,984)

Net cash used in investing activities	(122,521)	(255,231)

Financing activities:
Offering proceeds	161,216	268,006
Redemptions of common stock	(59,200)	(17,354)
Distributions to stockholders, net of reinvestments	(62,912)	(49,512)
Stock issuance costs	(17,910)	(29,705)
Proceeds from mortgage loans and other notes payables	12,468	151,817
Principal payments on mortgage loans	(8,539)	(7,143)
Principal payments on capital leases	(4,082)	(42)
Payment of loan costs and deposits	(3,548)	(2,382)

Net cash provided by financing activities	17,493	313,685

Effect of exchange rate fluctuations on cash	23	49

Net increase (decrease) in cash	(37,353)	160,845
Cash at beginning of period	209,501	35,078

Cash at end of period	$172,148	$195,923

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009

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

As of September 30, 2009, the Company owned a portfolio of 116 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions and Additional Lifestyle Properties. Eight of these 116 properties are owned through unconsolidated joint ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and is most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential to generate long-term revenue.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. Amounts as of December 31, 2008 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Accounting for Property Acquisitions – Upon acquisition of properties, the Company recognizes the assets acquired and liabilities assumed in accordance with Accounting Standards Codification (“ASC”) No. 805, “Business Combinations” (“ASC 805”), No. 350 “Intangibles - Goodwill and Other” (“ASC 350”) and No. 820 “Fair Value Measurements and Disclosures” (“ASC 820”). For each acquisition, the Company records the fair value of the land, buildings, equipment, intangible assets, including in-place lease origination costs and above or below market lease values, and any contingent purchase consideration. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and the Company’s estimates reflecting the facts and circumstances of each acquisition.

Acquisition Fees and Costs – Effective January 1, 2009, the Company began expensing acquisition fees and costs in accordance with a pronouncement which is now codified within ASC 805. Prior to the adoption of this pronouncement, acquisition fees and costs were generally capitalized and allocated to the cost basis of the assets acquired in connection with a business combination. The adoption of this pronouncement had, and will continue to have a significant impact on the Company’s operating results due to the highly acquisitive nature of its business, and also causes a decrease in cash flows from operating activities, as acquisition fees and costs historically have been included in cash flows from investing activities, but are treated as cash flows from operating activities under ASC 805. The characterization of these acquisition fees and costs to operating activities in accordance with GAAP does not change the nature and source of how the amounts are funded and paid with proceeds from the Company’s public offerings. Upon adoption of this new pronouncement, the Company expensed approximately $5.9 million in acquisition fees and costs for acquisitions that were being pursued in 2008 but which did not close as of December 31, 2008. Additionally, the Company expensed approximately $6.5 million in new acquisition fees and costs incurred during the nine month period ended September 30, 2009. The Company will continue to capitalize acquisition fees and costs incurred in connection with the making of loans, simple asset purchases and other permitted investments.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Fair Value of Non-Financial Assets and Liabilities – Effective January 1, 2009, the Company adopted a pronouncement that is now codified within ASC 820 for its non-financial assets and liabilities. The standard affects how fair value is determined for non-financial assets such as goodwill, intangibles, investments in unconsolidated entities and other long-lived assets, including the incorporation of market participant assumptions in determining the fair value.

Use of Estimates – Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. For example, significant estimates and assumptions are made in connection with the allocation of purchase price, the collectability of rents and loan payments from tenants and borrowers and the analysis of real estate, equity method investments and loan impairments. Actual results could differ from those estimates.

Reclassifications – Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation. In addition, the Company has reclassified and included the results from its property sold in 2008 to discontinued operations in the accompanying condensed consolidated statements of operations for the quarter and nine months ended September 30, 2008.

Recent Accounting Pronouncements –In June 2009, the FASB issued a pronouncement that is now codified within ASC No. 105, “Generally Accepted Accounting Principles” (“ASC 105”). This statement establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company has adopted this pronouncement and, all public fillings after the effective date refer to the Codification as the sole source of authoritative literature.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 updates FASB codification ASC No. 820, “Fair Value Measurement and Disclosures” (“ASC 820”), which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value through a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets. Entities are also permitted to use other valuation techniques that are consistent with the principles of ASC 820. This update is effective for interim and annual periods beginning after October 1, 2009. The adoption of this update is not expected to have a significant impact on the Company’s fair value measurements and disclosures.

In June 2009, the FASB issued a pronouncement which is expected to be codified within ASC No. 825, “Financial Instruments” (“ASC 825”). This statement amends the consolidation guidance for variable interest entities (“VIEs”) as follows: (i) requires ongoing consideration, rather than only when specific events occur, of whether an entity is a primary beneficiary of a VIE, (ii) uses a qualitative rather than a quantitative approach in identifying the primary beneficiary, (iii) eliminates substantive removal rights consideration in determining whether an entity is VIE, and (iv) eliminates the exception for troubled debt restructurings as an event triggering reconsideration of an entity’s status as a VIE. The application of this pronouncement is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption this pronouncement is not expected to have an immediate impact on the Company’s condensed consolidated financial statements; however, the new guidance will impact the Company’s ongoing evaluation of its existing and future investments in unconsolidated entities and joint ventures and could result in consolidation or de-consolidation of those types of entities into the Company’s consolidated financial statements in future periods.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

In May 2009, the FASB issued a pronouncement that is now codified within ASC No. 855, “Subsequent Events” (“ASC 855”). ASC 855 addresses the accounting and disclosures of subsequent events not addressed in other pronouncements. This statement establishes new terminology for the “Type I” and “Type II” concepts naming them “Recognized” and “Unrecognized” subsequent events, respectively. ASC 855 also requires the disclosure of the date through which subsequent events have been evaluated and whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The application of this pronouncement is effective for fiscal years and interim periods beginning after June 15, 2009. The Company has adopted this pronouncement and added the corresponding required disclosures to this filing.

In April 2009, the FASB issued a pronouncement which is now codified within ASC No. 820 “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 provides additional guidance for estimating fair value in accordance with a previously issued pronouncement. ASC 820 is effective in reporting periods ending after June 15, 2009. The implementation of this pronouncement did not have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued a pronouncement that is now codified within ASC No. 805 “Business Combinations” (“ASC 805”). ASC 805 amended certain provisions of a previous pronouncement which relates to the recognition, measurement, and disclosure of assets acquired and liabilities assumed in a business combination that arise from contingencies. This new pronouncement is effective in the first annual reporting period beginning on or after December 15, 2008. The adoption of ASC 805 did not have a significant impact on the Company’s condensed consolidated financial statements.

In September 2008, the FASB issued a pronouncement that is now codified within ASC No. 815 “Derivatives and Hedging” (“ASC 815”). ASC 815 amends a previous pronouncement to require disclosures by sellers of credit derivatives (includes credit derivatives embedded in a hybrid instrument) and to require an additional disclosure about the current status of the payment/performance risk of guarantees. The new disclosures are effective for fiscal years and interim periods beginning after November 15, 2008. The implementation of this new pronouncement did not have a significant impact on the Company’s disclosures regarding its derivative instruments.

In April 2008, the FASB issued a pronouncement which is now codified within ASC No. 350, “Intangibles– Goodwill and Other” (“ASC 350”). ASC 350 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. This new pronouncement is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 350 did not have a significant impact on the Company’s condensed consolidated financial statements.

In March 2008, the FASB issued a pronouncement that is now codified within ASC No. 815, an amendment to a previously issued pronouncement. This pronouncement calls for all entities to enhance the disclosure requirements for derivative instruments and hedging activities to include (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for as it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. The application of ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company currently records its hedging instruments on its balance sheet at fair value with changes in fair value recorded in other comprehensive income (loss). As such, the adoption of this pronouncement did not have a significant impact on the Company’s disclosures regarding its derivative instruments.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

In December 2007, the FASB issued a pronouncement which is now codified within ASC No. 810, “Consolidation” (“ASC 810”). This statement (i) calls for all non-controlling interest to be recognized in the equity section of the consolidated balance sheets apart from the parent’s equity, (ii) requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income and (iii) requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. The adoption of this pronouncement was effective in fiscal periods beginning on or after December 15, 2008 and did not have a significant impact on the Company’s financial position or results of operations.

3.	Acquisitions:

On August 6, 2009, the Company acquired the remaining 30.3% interest in the Wolf Partnership from Great Wolf Resorts, Inc. for approximately $6.0 million. The Wolf Partnership was previously an unconsolidated entity and owns two of the Company’s waterpark resorts, the Wolf Dells and the Wolf Sandusky (the “Wolf Properties”). The consideration paid to acquire the remaining equity interest, along with the approximately $27.1 million carrying value of the Company’s investment in the unconsolidated entity at the acquisition date approximated the fair value of the net assets acquired, and accordingly no gain or loss was recorded in connection with the transaction. The fair values of the assets acquired and liabilities assumed were determined based on discounted cash flow models, market assumptions, internal estimates and third party appraisals and are allocated as follows (in thousands):

ASSETS
Real estate and intangibles	$90,300
Other assets	7,621

Total assets acquired	97,921

LIABILITIES
Mortgages payable	$58,675
Other liabilities	6,128

Total liabilities assumed	64,803

Net assets acquired	$33,118

The following presents the revenues and net operating results attributable to the Wolf Properties, as included in the Company’s condensed consolidated statement of operations since acquisition on August 6, 2009 (in thousands):

Wolf Properties	August 6, thru September 30, 2009
Hotel operating revenues	$4,499
Net operating results	(1,262)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

3.	Acquisitions (Continued):

The following presents the Company’s unaudited condensed consolidated pro forma results of operations assuming the Wolf Properties had been wholly owned and consolidated for the entirety of the periods presented (in thousands, except per share data):

	Quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$69,689	$62,354	$203,099	$180,121
Net income (loss)	938	8,606	(9,440)	26,173
Net income (loss) per share, Basic and diluted	$—	$0.04	$(0.04)	$0.13
Weighted average shares	238,505	215,101	232,945	205,586

In addition to the Wolf Properties discussed above, the Company acquired the following real estate investment properties during the nine months ended September 30, 2009 (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price
Jiminy Peak Mountain Resort—	Massachusetts	1/27/2009	$27,000
One ski resort

Wet‘n’Wild Hawaii—	Hawaii	5/6/2009	25,800	(1)
One waterpark

Okemo Mountain Resort—	Vermont	6/30/2009	14,400
Additional leasehold interest

		Total	$67,200

FOOTNOTE:

(1)	This amount includes $15.0 million cash paid at closing and an additional $10.8 million, which represents the estimated fair value of contingent purchase consideration expected to be paid in connection with the acquisition. The purchase agreement provides for additional purchase consideration of up to $14.7 million payable to the seller contingent upon the property achieving certain financial performance goals over the next three years. The Company’s estimated fair value of its expected contingent payments is recorded as a liability in the accompanying condensed consolidated balance sheet.

The following summarizes the allocation of the purchase price for the above properties, which approximates the fair values of the assets acquired (in thousands):

Total Purchase Price Allocation
Land and land improvements	$7,802
Leasehold interests and improvements	27,858
Buildings	11,637
Equipment	19,592
Intangibles	311

Total	$67,200

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

4.	Real Estate Investment Properties, net:

As of September 30, 2009 and December 31, 2008, real estate investment properties under operating leases consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Land and land improvements	$947,320	$927,622
Leasehold interests and improvements	235,654	205,148
Buildings	624,062	524,755
Equipment	444,759	370,911
Construction in progress	9,916	179
Less: accumulated depreciation and amortization	(281,743)	(166,113)

	$1,979,968	$1,862,502

For the nine months ended September 30, 2009 and 2008, depreciation and amortization expense was approximately $89.3 million and $71.7 million, respectively. The Company also capitalized approximately $1.1 million in interest during the nine months ended September 30, 2009 for properties under construction.

5.	Intangibles, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2009 and December 31, 2008 are as follows (in thousands):

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of September 30, 2009
In place leases	19.2 years	$23,643	$3,358	$20,285
Trade name	42.5 years	10,798	747	10,051
Trade name	Indefinite	1,429	—	1,429
Below market lease	11.7 years	629	—	629

		$36,499	$4,105	$32,394

Intangible Assets	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of December 31, 2008
In place leases	19.2 years	$23,339	$2,105	$21,234
Trade name	42.5 years	10,798	546	10,252
Trade name	Indefinite	1,429	—	1,429

		$35,566	$2,651	$32,915

Amortization expense was approximately $1.1 million and $1.0 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, the Company wrote-off approximately $0.6 million of in-place lease intangibles related to a lease termination.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

6.	Operating Leases:

During the nine months ended September 30, 2009, the Company terminated its leases on two golf properties and one ski and mountain lifestyle property which resulted in the write-off of past due receivables, deferred rent and in-place lease intangibles. These amounts are included in bad debt expense and loss on lease termination in the accompanying condensed consolidated statement of operations. The properties are now being operated under management contracts with third-party operators.

In addition to the lease terminations discussed above, the Company granted the following aggregate lease modifications during the nine months ended September 30, 2009: (i) refunded $14.9 million in tenant security deposits which were used to pay rents owed to the Company, (ii) deferred $19.2 million in 2009 scheduled rental payments, (iii) amended lease terms which resulted in a $12.4 million reduction in annualized straight-line rents and (iv) provided a lease allowance of $2.2 million. In exchange for these modifications, which are designed to help these tenants operate through the current economic downturn, the Company generally required tenants to (i) eventually replace security deposits up to the originally established amount, (ii) pay deferred rents during future years of the lease term and (iii) pay higher future base rents to offset near-term reductions. In certain leases, the Company obtained a pledge of stock of the tenant entities and adjusted percentage rents. See also Note 18 “Subsequent Events” for additional modifications granted subsequent to September 30, 2009. The lease modifications granted by the Company did not change the operating lease classification of the amended leases, and therefore the effects of such modifications are being accounted for on a prospective basis in accordance with GAAP.

The following is a schedule of future minimum lease payments to be received under the non-cancellable operating leases (in thousands):

2009	$36,275
2010	142,943
2011	146,878
2012	149,048
2013	151,720
Thereafter	2,353,550

Total	$2,980,414

7.	Investments in Unconsolidated Entities:

As discussed in Note 3 “Acquisitions”, the Company acquired Great Wolf’s 30.3% interest in the Wolf Partnership on August 6, 2009.

On August 3, 2009, the DMC Partnership exercised its option to purchase the land under the DMC Property, which was previously leased to the partnership, for approximately $11.6 million. The Company contributed cash to the DMC Partnership to fund the entire land purchase thereby increasing its ownership in the partnership to 81.9%.

On September 11, 2009, the Company funded approximately $0.8 million to the Intrawest Venture, representing its share of additional contingent purchase price due in connection with the initial acquisition of one of the resort village properties. The additional contingent purchase price was determined and payable based on the property achieving certain financial performance goals.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

7.	Investments in Unconsolidated Entities (Continued):

The following tables present financial information for the Company’s unconsolidated entities for the quarters and nine months ended September 30, 2009 and 2008 and as of September 30, 2009 and December 31, 2008 (in thousands):

Summarized Operating Data

	Quarter Ended September 30, 2009
	Wolf Partnership (2)	DMC Partnership	Intrawest Venture (3)	Total
Revenue	$5,100	$6,641	$3,412	$15,153
Property operating expenses	(1,783)	(261)	(1,882)	(3,926)
Depreciation & amortization expenses	(724)	(2,164)	(958)	(3,846)
Interest expenses	(391)	(2,236)	(1,383)	(4,010)
Interest and other income	—	4	45	49

Net income (loss)	$2,202	$1,984	$(766)	$3,420

Income (loss) allocable to other venture partners (1)	$1,031	$(657)	$(562)	$(188)

Income (loss) allocable to the Company (1)	$1,171	$2,641	$(204)	$3,608
Amortization of capitalized costs	(94)	(124)	(58)	(276)

Equity in earnings (loss) of unconsolidated entities	$1,077	$2,517	$(262)	$3,332

Distributions declared to the Company	$—	$2,641	$—	$2,641

Distributions received by the Company	$—	$2,229	$—	$2,229

Summarized Operating Data

	Quarter Ended September 30, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture (3)	Total
Revenue	$10,121	$6,641	$3,996	$20,758
Property operating expenses	(8,002)	(210)	(2,033)	(10,245)
Depreciation & amortization expenses	(1,787)	(2,123)	(1,168)	(5,078)
Interest expenses	(1,005)	(2,282)	(1,425)	(4,712)
Interest and other income	—	4	24	28

Net income (loss)	$(673)	$2,030	$(606)	$751

Loss allocable to other venture partners (1)	$(205)	$(477)	$(405)	$(1,087)

Income (loss) allocable to the Company (1)	$(468)	$2,507	$(201)	$1,838
Amortization of capitalized costs	(58)	(124)	(58)	(240)

Equity in earnings (loss) of unconsolidated entities	$(526)	$2,383	$(259)	$1,598

Distributions declared to the Company	$—	$2,834	$628 (4)	$3,462

Distributions received by the Company	$—	$2,043	$429 (4)	$2,472

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

7.	Investments in Unconsolidated Entities (Continued):

Summarized Operating Data

	Nine Months Ended September 30, 2009
	Wolf Partnership (2)	DMC Partnership	Intrawest Venture (3)	Total
Revenue	$19,750	$22,110	$10,600	$52,460
Property operating expenses	(15,954)	(581)	(5,640)	(22,175)
Depreciation & amortization expenses	(4,413)	(6,478)	(2,861)	(13,752)
Interest expenses	(2,357)	(6,670)	(4,085)	(13,112)
Interest and other income (expense)	(4)	19	125	140

Net income (loss)	$(2,978)	$8,400	$(1,861)	$3,561

Income (loss) allocable to other venture partners (1)	$(528)	$812	$(933)	$(649)

Income (loss) allocable to the Company (1)	$(2,450)	$7,588	$(928)	$4,210
Amortization of capitalized costs	(207)	(372)	(175)	(754)

Equity in earnings (loss) of unconsolidated entities	$(2,657)	$7,216	$(1,103)	$3,456

Distributions declared to the Company	$—	$7,588	$809 (4)	$8,397

Distributions received by the Company	$—	$7,191	$954 (4)	$8,145

Summarized Operating Data

	Nine Months Ended September 30, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture (3)	Total
Revenue	$26,488	$22,548	$12,352	$61,388
Property operating expenses	(23,492)	(624)	(5,746)	(29,862)
Depreciation & amortization expenses	(5,493)	(6,403)	(3,679)	(15,575)
Interest expenses	(2,993)	(6,829)	(4,297)	(14,119)
Interest and other income	—	21	152	173

Net income (loss)	$(5,490)	$8,713	$(1,218)	$2,005

Income (loss) allocable to other venture partners (1)	$(1,665)	$1,245	$(1,382)	$(1,802)

Income (loss) allocable to the Company (1)	$(3,825)	$7,468	$164	$3,807
Amortization of capitalized costs	(171)	(372)	(175)	(718)

Equity in earnings (loss) of unconsolidated entities	$(3,996)	$7,096	$(11)	$3,089

Distributions declared to the Company	$—	$8,006	$2,237 (4)	$10,243

Distributions received by the Company	$—	$7,571	$3,322 (4)	$10,893

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the hypothetical liquidation at book value (“HLBV”) method of accounting.
(2)	As a result of the Company’s purchase of Great Wolf’s 30.3% interest in the Wolf Partnership, the results of operations for the partnership are only presented through August 5, 2009. The results of operations for the properties from August 6, 2009 through September 30, 2009 were consolidated in the Company’s condensed consolidated statements of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

7.	Investments in Unconsolidated Entities (Continued):

(3)	During the first quarter of 2009, the Intrawest Venture determined that it made certain accounting errors in 2008 totaling approximately $0.4 million. The Company concluded that these errors were not material to its financial statements for the year ended December 31, 2008 or the nine months ended September 30, 2009 and does not expect these errors to be material to the financial statements for the year ending December 31, 2009. As such, the Company recorded the cumulative effect of these adjustments in equity in earnings from unconsolidated subsidiaries in the condensed consolidated statements of operations during the first quarter of 2009. The affect of these adjustments on the nine months ended September 30, 2009 was a $0.4 million reduction in equity in earnings from unconsolidated entities and a corresponding increase in net loss of $0.4 million.
(4)	The Company receives interest payments from a mezzanine loan made to certain entities within the Intrawest Venture related to two Canadian properties in the amount of $8.8 million. The loan requires payments of interest only until its maturity in 2029. These payments are reflected as distributions from unconsolidated entities in the Company’s unaudited condensed consolidated financial statements.

Summarized Balance Sheet Data

	As of September 30, 2009
	Wolf Partnership (1)	DMC Partnership (2)(3)		Intrawest Venture (2)		Total (2)
Real estate assets, net	(1)	$253,502		$96,784		$350,286
Intangible assets, net	(1)	6,633		1,542		8,175
Other assets	(1)	6,519		10,959		17,478
Mortgages and other notes payable	(1)	146,088		76,697	(4)	222,785
Other liabilities	(1)	4,709		12,034		16,743
Partners’ capital	(1)	115,857		20,554		136,411
Company’s share of partners’ capital	(1)	81.9	%(3)	80.0%

Summarized Balance Sheet Data

	As of December 31, 2008
	Wolf Partnership (2)	DMC Partnership (2)	Intrawest Venture (2)		Total (2)
Real estate assets, net	$98,628	$242,656	$95,292		$436,576
Intangible assets, net	213	10,316	1,847		12,376
Other assets	5,871	6,219	9,912		22,002
Mortgages and other notes payable	63,000	148,380	75,071	(4)	286,451
Other liabilities	6,612	5,560	10,627		22,799
Partners’ capital	35,100	105,251	21,353		161,704
Company’s share of partners’ capital	69.7%	80.0%	80.0%

FOOTNOTES:

(1)	As a result of the purchase of Great Wolf’s 30.3% interest in the Wolf Partnership on August 6, 2009, there is no balance sheet data presented for the Wolf Partnership as of September 30, 2009. The balance sheet data related to this entity is now consolidated in the Company’s condensed consolidated balance sheets.
(2)	As of September 30, 2009 and December 31, 2008, the Company’s share of partners’ capital was approximately $132.9 million and $146.7 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $10.5 million and $12.2 million, respectively.
(3)	On August 3, 2009, the Company contributed cash to the DMC Partnership to exercise its option to purchase the land under the DMC Property, which increased its ownership in the partnership to 81.9% as discussed above.
(4)	This amount includes a mezzanine loan made to the Intrawest Venture in connection with two Canadian properties.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

8.	Mortgages and Other Notes Receivable, net:

As of September 30, 2009 and December 31, 2008, mortgages and other notes receivable consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Principal	$185,720	$169,735
Accrued interest	4,903	5,172
Acquisition fees, net	3,485	3,843
Loan origination fees, net	(115)	(333)
Additional carrying costs (1)	8,871	3,656

Total carrying amount	$202,864	$182,073

FOOTNOTE:

(1)	The additional carrying costs represents payments made to settle various existing contractor liens related to the property collateralizing the loan to Shorefox Development, LLC.

The estimated fair market value of mortgages and other notes receivable was approximately $182.7 million and $164.9 million as of September 30, 2009 and December 31, 2008, respectively. The Company estimated the fair market value of mortgages and other notes receivable using discounted cash flows for each individual instrument based on market interest rates as of September 30, 2009 and December 31, 2008, respectively. The Company determined market rates based on rates it is negotiating for similar loans and through discussions regarding market conditions with other third-party lenders.

On August 10, 2009, the Company provided a loan of approximately $24.2 million to affiliates of Boyne USA, Inc. (“Boyne”) collateralized by certain of its ski resort and related property located in Montana and Michigan. During the remainder of 2009, the loan bears interest of approximately 6.3%, and requires monthly interest payments. Effective January 1, 2010, the loan bears interest at 15% and requires monthly interest-only payments at a rate of 9% with all additional interest and principal due at maturity on September 1, 2012. In addition, the Company modified the terms of its existing loan to Boyne to extend the maturity date by approximately two years, terminate the Company’s purchase option and establish an interest maintenance reserve.

On May 8, 2009, PARC Magic Springs LLC borrowed approximately $1.5 million which is collateralized by one parcel of land and membership interests. The loan matures on August 1, 2012 and requires monthly interest and principal payments based on a fixed rate of 10.0% until February 28, 2010, 10.5% from March 1, 2010 to February 28, 2011 and 11.0% thereafter.

On April 30, 2009, Won & Jay, Inc. repaid its $10.1 million mortgage note issued in connection with its purchase of the Company’s Talega Golf Course property in December 2008.

On February 20, 2009, Booth Creek Resort Properties, LLC (“Booth”) repaid one of its loans, totaling approximately $3.3 million including interest. On August 1, 2009, the Company also amended its two outstanding loans to Booth with the following modifications: The original note with a principal balance of approximately $2.9 million was increased to approximately $3.5 million. There is no current interest due on the note, which matures on January 15, 2012. However, the ultimate interest rate varies depending upon the event triggering payment and will equal: (i) zero if the note is paid by January 15, 2010, (ii) the lesser of 24.0% or 93.0% of the then appraised value of the property upon a sale, or (iii) otherwise 24%. The original note with a principal balance of approximately $6.2 million was increased to approximately $8.8 million. The note matures on January 15, 2012 and requires monthly payments of interest at an annual rate of 6.0%. However, the ultimate interest rate is dependent upon the event triggering payment and will equal: (i) 6.0% if the note is paid by January 15, 2010, (ii) the lesser of 15.0% or 93.0% of the then appraised value of the property upon a sale, or (iii) otherwise 15%.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

9.	Public Offerings and Stockholders’ Equity:

On April 9, 2008, the Company commenced its third common stock offering for the sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share), including up to $47.5 million in shares of common stock (five million shares of common stock at $9.50 per share), available for sale under the terms of the Company’s reinvestment plan. As of September 30, 2009, the Company had cumulatively raised approximately $2.5 billion (252.1 million shares) in subscription proceeds including approximately $179.8 million (18.9 million shares) received through the reinvestment plan.

The Company has and will continue to incur costs in connection with the offering and issuance of shares, including filing, legal, accounting, printing, marketing support and escrow fees, selling commissions and due diligence expense reimbursements, all of which are deducted from the gross proceeds of the offering. As of September 30, 2009, the total cumulative offering and stock issuance costs incurred were approximately $265.1 million.

10.	Other Assets:

As of September 30, 2009, other assets primarily consisted of accrued and deferred rental income resulting from the straight-lining of operating leases in accordance with GAAP totaling approximately $57.8 million, and capitalized loan costs of approximately $7.5 million. As of December 31, 2008, this balance also included capitalized acquisition fees and costs of approximately $5.9 million related to acquisitions the Company was pursuing. However, beginning on January 1, 2009, these acquisition fees and costs were required to be expensed and are no longer capitalized and included in other assets.

11.	Indebtedness:

The estimated fair value of accounts payable and accrued expenses approximates carrying value as of September 30, 2009 and December 31, 2008 because of the relatively short maturities of the obligations. The Company estimates that the fair value of its fixed rate debt was approximately $473.6 million and $386.6 million and the fair value of its variable rate debt was approximately $191.4 million and $171.5 million as of September 30, 2009 and December 31, 2008, respectively, based upon the current rates and spreads it would expect to obtain for similar borrowings.

As of September 30, 2009 and December 31, 2008, the Company had the following indebtedness (in thousands):

	September 30, 2009	December 31, 2008

Mortgages payable	$539,297	$474,449
Sellers financing	77,100	64,738

Total mortgages and other notes payable	616,397	539,187

Line of credit	100,000	100,000

Total indebtedness	$716,397	$639,187

On September 29, 2009, the Company obtained a $10.0 million loan collateralized by the Jiminy Peak Mountain Resort property. The loan requires monthly payments of interest and principal with the remaining principal and accrued interest payable upon maturity on September 1, 2019. For its entire term, the loan bears interest at 30-day LIBOR plus 3.25%. However, as a result of the interest rate swap discussed in Note 12 “Derivative Instruments and Hedging Activities” the rate has been fixed at 6.89%.

Pursuant to the acquisition of the remaining interest in the Wolf Partnership, as discussed in Note 3 “Acquisitions”, the Company consolidated two mortgage loans with an aggregate outstanding principal of $62.7 million. The loans bear interest at 6.08%, require monthly payments of principal and interest, and mature on March 1, 2013.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

11.	Indebtedness (Continued):

On July 6, 2009, the Company obtained a $20.0 million construction loan for the renovation of its hotel on International Drive in Orlando, Florida. The Company acquired this property through foreclosure and expects to complete construction on it in 2010. The loan has a 24-month term with an option to extend for an additional 36 months subject to paying an extension fee and meeting certain conditions. During the initial 24-month term, the loan bears interest at a variable rate of 2.75% over the 30- day LIBOR rate with a floor of 5.0%. During the extended 36-month term the loan will bear interest at a fixed rate equal to the 3-year treasury rate on the date of the extension plus 2.75% with a floor of 7.0%. The loan is collateralized by the hotel property.

On June 19, 2009 the Company repaid the balance of one of its seller’s notes totaling approximately $338,000.

In connection with the acquisition of Okemo Mountain Resort on December 5, 2008, the Company agreed to pay additional purchase consideration of $14.4 million in the form of a note payable to the seller upon receipt of a ground lease extension from the State of Vermont for the underlying land at the resort. On June 30, 2009, the ground lease was extended and the Company recorded the leasehold interest and issued a note payable to seller in the amount of $14.4 million collateralized by the property. The note bears interest at 9.0% through December 31, 2009, 9.25% through December 31, 2010 and 9.5% thereafter and requires monthly interest-only payments, with all principal due at maturity on December 31, 2011.

12.	Derivative Instruments and Hedging Activities:

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

The Company has three interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2009 and December 31, 2008, which are included in other liabilities in the accompanying condensed consolidated balance sheets (in thousands).

					Fair Value as of
Notional Amount	Strike		Trade Date	Maturity Date	September 30, 2009	December 31, 2008
$57,300	4.825	% (1)	1/2/2008	1/2/2015	$4,587	$6,722
11,400	4.305	% (1)	1/2/2008	1/2/2015	1,353	1,977
9,978	3.640	% (1)	9/28/2009	9/25/2019	301	—

$78,678					$6,241	$8,699

FOOTNOTE:

(1)	The strike rate above does not include the credit spread on each of the notional amounts. The credit spread is 1.715% on the $57.3 million swap, totaling a blended fixed rate of 6.0%; 1.5% on the $11.4 million swap, totaling a blended fixed rate of 5.805%, and 3.25% on the $10.0 million swap, totaling a blended fixed rate of 6.89%.

During the nine months ended September 30, 2009, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive loss. Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

13.	Fair Value Measurements:

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments was approximately $6.2 million at September 30, 2009 and is included in other liabilities in the accompanying condensed consolidated balance sheets. The following tables show the fair value of the Company’s financial liability (in thousands):

	Fair Value Measurements as of September 30, 2009
	Balance at September 30, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments	$6,241	$—	$6,241	$—

	Fair Value Measurements as of December 31, 2008
	Balance at December 31, 2008	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments	$8,699	$—	$8,699	$—

14.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with both its Advisor, CNL Lifestyle Company, LLC (the “Advisor”), which is both a stockholder of the Company as well as its Advisor, and the CNL Securities Corp. (the “Managing Dealer”) for the Company’s public offerings. The Company’s chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc., the parent company of the Advisor and Managing Dealer. The Advisor and Managing Dealer receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management and sale of the Company’s assets.

For the quarter and nine months ended September 30, 2009 and 2008, the Company incurred the following fees (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Selling commissions	$4,095	$6,920	$11,232	$18,458
Marketing support fee & due diligence expense reimbursements	1,756	2,966	4,817	7,913

Total	$5,851	$9,886	$16,049	$26,371

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

14.	Related Party Arrangements (Continued):

For the quarter and nine months ended September 30, 2009 and 2008, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Acquisition fees: (1)
Acquisition fees from offering proceeds	$1,764	$3,241	$4,669	$8,763
Acquisition fees from debt proceeds	1,617	—	2,049	4,378

Total	3,381	3,241	6,718	13,141

Asset management fees: (2)	6,275	5,526	18,579	16,161

Reimbursable expenses: (3)
Offering costs	1,049	3,997	2,388	6,988
Acquisition costs	26	263	114	741
Operating expenses	2,146	897	6,616	3,140

Total	3,221	5,157	9,118	10,869

Total fees earned and reimbursable expenses	$12,877	$13,924	$34,415	$40,171

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	Asset management fees are equal to 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended September 30, 2009, operating expenses did not exceed the Expense Cap.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	September 30, 2009	December 31, 2008

Due to the Advisor and its affiliates:
Offering expenses	$519	$657
Asset management fees	4,202	1,930
Operating expenses	516	479
Acquisition fees and expenses	547	664

Total	$5,784	$3,730

Due to Managing Dealer:
Selling commissions	$573	$99
Marketing support fees and due diligence expense reimbursements	245	46

Total	$818	$145

Total due to affiliates	$6,602	$3,875

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

14.	Related Party Arrangements (Continued):

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $35.7 million and $13.7 million as of September 30, 2009 and December 31, 2008, respectively.

15.	Redemption of Shares:

During the quarter and nine months ended September 30, 2009, the Company redeemed approximately 1.8 million and 6.1 million shares of common stock at an average price of approximately $9.70 and $9.60 per share for a total of approximately $17.1 and $59.0 million, respectively. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in any offering.

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

For the quarter ended September 30, 2009, the Company received total redemption requests of approximately 1.8 million shares, from which 0.5 million were redeemed on a pro rata basis. During the quarter ended September 30, 2009, the Company also redeemed 1.4 million shares remaining to be redeemed from the quarter ended June 30, 2009. To the extent that the Company redeems shares pursuant to the redemption plan in future periods, the remaining shares for which redemption requests were received and not redeemed during the quarter ended September 30, 2009 will be redeemed on a pro rata basis before any subsequently received redemption requests are honored.

16.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income. The Company intends to make regular distributions, and its board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. During the nine months ended September 30, 2009, the Company declared and paid distributions of approximately $116.4 million including a special distribution of $0.035 per share declared on January 27, 2009 to stockholders of record as of March 31, 2009 totaling approximately $8.0 million. Additionally, the Company increased its monthly distribution rate from $0.05125 to $0.0521 per share effective April 1, 2009.

For the nine month periods ended September 30, 2009 and 2008, approximately 12.67% and 45.2% of the distributions paid to the stockholders were considered ordinary income and approximately 87.33% and 54.8% were considered a return of capital for federal income tax purposes, respectively. No amounts distributed to stockholders are required to be or have been treated as a return of capital for the purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

17.	Commitments & Contingencies:

The Company has commitments under ground leases, concession holds and land permits. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $8.7 million and $6.8 million for the nine months ended September 30, 2009 and 2008, respectively, and have been reflected as ground lease, concession holds and permit fees with a corresponding increase in rental income from operating leases in the accompanying unaudited condensed consolidated statements of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

17.	Commitments & Contingencies (Continued):

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

From time to time, the Company is exposed to litigation arising in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

18.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on October 1, 2009 and November 1, 2009. These distributions are to be paid by December 31, 2009.

Effective October 19, 2009, the Company reached an agreement with PARC Management to restructure its existing leases. In exchange for a pledge of stock and various financial and operating covenants, the Company released security deposits of approximately $15.0 million to be replenished to a certain level over the next five years. In addition, the Company agreed to provide a lease allowance of up to $14.6 million, of which approximately $2.2 million was funded in September 2009 and approximately $9.3 million was funded in October 2009. The lease allowance will be amortized on a straight-line basis over the remaining term of the lease against rental income. The lease modifications became effective October 1, 2009, and reduce the originally scheduled rents due for 2009 by approximately $12.2 million offset by increases in future lease years. These lease modifications will reduce cash flows from operations for the year ending December 31, 2009.

On October 29, 2009, the Company entered into a settlement agreement and obtained a deed in lieu of foreclosure for the parcels collateralizing the loan to Shorefox Development, LLC.

The accompanying unaudited condensed consolidated financial statements were authorized for issue on November 10, 2009. Subsequent events were evaluated through that date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the condensed consolidated financial statements as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008. Amounts as of December 31, 2008 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2008.

All capitalized terms used herein but not defined shall have the meanings ascribed to them in the “Definitions” section of our prospectus.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: continued or worsening economic environment, the lack of available debt for us and our tenants, the declining value of real estate, conditions affecting the CNL brand name, increased direct competition, changes in government regulations or accounting rules, changes in local and national real estate conditions, our ability to obtain additional lines of credit or long-term financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our tenants’ inability to manage rising costs, our ability to identify suitable investments, our ability to close on identified investments, tenant or borrower defaults under their respective leases or loans and bankruptcies, inaccuracies of our accounting estimates, and our ability to locate suitable tenants and operators for our properties and borrowers for our loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

GENERAL

CNL Lifestyle Properties, Inc. was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally lease on a long-term, triple-net basis (generally between five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. To a lesser extent, we also lease properties to taxable REIT subsidiary (“TRS”) tenants and engage independent third-party managers to operate those properties. We also make and acquire loans (including mortgage, mezzanine and other loans) or other Permitted Investments related to interests in real estate. We have retained CNL Lifestyle Company, LLC (the “Advisor”), as our Advisor to provide management, acquisition, advisory and administrative services.

One of our principal business objectives includes investing in, and owning, a diversified portfolio of real estate investments. As of September 30, 2009, we owned a portfolio of 116 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions and Additional Lifestyle Properties. Eight of these 116 properties are owned through unconsolidated joint ventures and three are located in Canada. We have also made a number of loans related to lifestyle properties with an aggregate outstanding principal balance of approximately $185.7 million as of September 30, 2009.

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

Recent Market Conditions

The real estate industry and the U.S. economy as a whole have faced significant challenges over the last year. We have been and may continue to be impacted, as certain tenants experience financial difficulties due to the general economic environment. However, we also believe that many of our properties are managing through the recession because of their accessible drive-to locations and the types of activities and experiences offered at affordable prices. While individuals may shorten or forgo an expensive vacation to a destination resort, our research indicates that they still spend time with their families on leisure activities. For example, there has been a reported rise in “staycations”, which is generally defined as a period of time in which an individual or family engages in nearby leisure activities or takes regional day trips from their home to area attractions as opposed to taking destination or fly-to vacations. Even in a down market, spending on leisure pursuits continues and while certain consumers will reduce their spending, they will continue to seek leisure and recreational outlets to create memories with family and friends. Consistent with this trend, many of the asset classes in which we operate are generally reporting sustained or only slightly reduced visitation levels in comparison to prior years or seasons, however, spending per visit has declined resulting in generally lower revenue and operating income of our tenants.

The global and U.S. economy continued to struggle during the first nine months of 2009 and there continues to be uncertainty regarding the duration of the economic downturn as well as the full impact of these events on the global and U.S. economy, including our properties. We continue to monitor economic events, capital markets and the financial stability of our tenants in an effort to minimize the impact of the economic downturn. While we remain cautious about the state of the economy, we also believe that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are unavailable. As of September 30, 2009, we had approximately $172.1 million in cash available to support our business and to acquire new properties. The following is a summary of how the current economic crisis has impacted us to date and how we believe it may impact us going forward with respect to capital markets and our existing operations.

Impact on Capital Markets – We have continued to see a limited availability of debt. Where debt is available, we have seen an increase in our cost of borrowing over historical rates, which we expect to continue. We continue to maintain a low leverage ratio, which was approximately 27% at September 30, 2009 with a long-term target of 50% debt to total assets. We have no near-term debt maturities, other than our $100.0 million revolving line of credit, which matures in the middle of 2010. We are currently in the process of negotiating with our lenders to extend or replace our line of credit, however, there can be no assurances that the line will be extended or replaced. Consistent with the entire unlisted REIT industry, sales of our common stock were lower for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. For the quarter ended September 30, 2009, our average monthly sales of common stock were approximately $25.2 million as compared to approximately $25.9 million for the quarter ended June 30, 2009 and $32.2 per month during 2008. Reduced sales of our stock and difficulties accessing debt markets may limit the amount of capital that we have available to take advantage of future acquisition opportunities or manage our assets.

Impact on Tenants’ Operations – As noted above, although visitation at our properties has generally been sustained or only slightly reduced, spending per visit has declined, which has resulted in reduced revenues and profitability of most of our tenants. Many of our tenants have also been unable to obtain working capital lines of credit or renew existing lines of credit due to the current state of the economy and the capital markets and have had difficulty obtaining additional equity from their capital partners. This has created working capital shortages for some tenants, particularly during off season months and in a number of cases has impacted their ability to pay the full amount of rent due under their leases.

To partially alleviate this situation, we have modified the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy period. In other cases, we have modified lease terms to allow for rent deferrals or reductions for a period of time to provide temporary relief during this recessionary cycle that then become payable in later periods of the lease term. In total, we granted the following aggregate lease modifications as of September 30, 2009: (i) refunded $14.9 million in tenant security deposits which were used to pay rents owed to us, (ii) deferred $19.2 million in 2009 scheduled rental payments, (iii) amended lease terms which resulted in a $12.4 million reduction in annualized straight-line rents and (iv) provided a lease allowance of $2.2 million. In exchange for these modifications, we have generally required tenants to (i) eventually replace security deposits up to the originally established amounts, (ii) pay deferred rent over future years during the lease term and (iii) pay higher future base rents to offset near-term reductions. In certain leases, we obtained a pledge of stock of the tenant entities and adjusted percentage rents. See also “Events Occurring Subsequent to September 30, 2009” for additional modifications granted subsequent to September 30, 2009.

We also terminated our leases on two golf properties and one ski and mountain lifestyle property and engaged nationally recognized management companies to operate the properties on our behalf. In the event that a tenant defaults, and is evicted from our property, applicable tax laws permit us to engage a third-party manager to operate the property on our behalf for a period of time until we can re-lease it to a new tenant. During this period, we receive operating income and incur operating expenses for the property, which may be less than the rents that were contractually due under the prior leases. Any taxable income from these properties will be subject to income tax until we re-lease these properties to new tenants.

The rent deferrals granted and the lease allowances paid in 2009 directly reduce our cash flows from operating activities for the year. However, these deferrals are not expected to significantly affect our net operating results or funds from operations for the year ending December 31, 2009 due to the straight-lining of rents in accordance with generally accepted accounting principles (“GAAP”), which means the total of all contractual rents due over the term of the lease are averaged and recognized evenly as rental income over the term of the lease. Other modifications, such as the reductions in lease rates and the future amortization of lease allowances against rental income have and will reduce our net operating results in current and future periods. Although we can provide no assurances, we believe that the operations of our properties will ultimately return to pre-recession levels and that the amount of rent we have deferred is collectible in later periods. Further, we have evaluated and determined in accordance with GAAP that these properties are not impaired based on the expected operating results of the properties over the estimated holding period and rents we expect to receive over the term of the leases. We believe we have sufficient cash on hand to offset any adverse effects on our operations that could result from a downturn in our tenants’ businesses in the coming year.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other Permitted Investments and for the payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans will be generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, interest payments on the loans we make, interest earned on our cash balances and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could significantly decrease our ability to pay distributions to our stockholders. In addition, we have a revolving line of credit upon which we have drawn $100.0 million to ensure we have sufficient cash available for future acquisition and working capital needs.

We intend to continue to acquire properties, make loans and other Permitted Investments with proceeds from our public offerings, our line of credit and long-term debt financing. If sufficient capital is not raised, or if affordable debt is unavailable, it would limit our ability to acquire additional properties, make loans and Permitted Investments.

We intend to continue to pay distributions to our stockholders on a quarterly basis. We expect that operating cash flows generated from properties, loans and other Permitted Investments will continue to cover a significant portion of such distributions and any periodic shortfalls are expected to be funded with borrowings. In the event that our properties do not perform as expected or that we are unable to acquire properties at the pace expected, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long-term. Our ability to acquire properties is in part dependent upon our ability to locate and contract with suitable third-party tenants. The inability to locate suitable tenants may delay our ability to acquire certain properties. Delays in acquiring properties or making loans with the capital raised from our common stock offerings adversely affect our ability to pay distributions to our existing stockholders.

We have no significant debt maturities coming due until the middle of 2010 when our $100.0 million revolving line of credit matures. We are currently in negotiations to extend or replace this credit facility, however there can be no assurances that we will be able to do so. The acquisition of additional real estate investments will be dependent upon the amount and pace of capital raised through our public offerings and our ability to obtain additional long-term debt financing, both of which have been affected by recent market conditions.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of September 30, 2009, we had received approximately $2.5 billion (252.1 million shares) in total offering proceeds from all three offerings. During the period from October 1, 2009 through November 6, 2009, we received additional subscription proceeds of approximately $23.9 million (2.4 million shares).

Borrowings

We have borrowed and intend to continue to borrow money to acquire properties, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities (see “Distributions” below for additional information on distribution policy). In general, we pledge our assets in connection with such borrowings. As discussed above, the availability of debt has been significantly restricted in recent months due to the global economic downturn. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets on an annual basis.

As of September 30, 2009 our indebtedness consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Mortgages payable	$539,297	$474,449
Sellers financing	77,100	64,738

Total mortgages and other notes payable	616,397	539,187

Line of credit	100,000	100,000

Total indebtedness	$716,397	$639,187

On September 29, 2009, we obtained a $10.0 million loan collateralized by the Jiminy Peak Mountain Resort property. The loan requires monthly payments of interest and principal with the remaining principal and accrued interest payable upon maturity on September 1, 2019. For its entire term, the loan bears interest at 30-day LIBOR plus 3.25%. However, we entered into an interest rate swap thereby fixing the rate at 6.89%.

Pursuant to the acquisition of the remaining 30.3% interest in the Wolf Partnership, we consolidated the original $63.0 million in mortgage loans on the properties. The loans bear interest at 6.08%, require monthly payments of principal and interest, and mature on March 1, 2013. Upon acquisition, the loans, with an outstanding amount of $62.7 million were recorded at fair value which was estimated at approximately $58.8 million. The difference between the fair value and face value will be accreted against income over the terms of the loans.

In connection with the acquisition of Okemo Mountain Resort on December 5, 2008, we agreed to pay additional purchase consideration of $14.4 million in the form of a note payable to the seller upon receipt of a ground lease extension from the State of Vermont for the underlying land at the resort. On June 30, 2009, the ground lease was extended and we recorded the leasehold interest and issued a note payable to the seller in the amount of $14.4 million collateralized by the property. The note bears interest at 9.0% through December 31, 2009, 9.25% through December 31, 2010 and 9.5% thereafter and requires monthly interest-only payments, with all principal due at maturity on December 31, 2011.

On July 6, 2009, we obtained a $20.0 million construction loan for the renovation of our hotel on International Drive in Orlando, Florida. We acquired this property through foreclosure and expect to complete construction on it in 2010. The loan has a 24-month term with an option to extend for an additional 36 months subject to paying an extension fee and meeting certain conditions. During the initial 24-month term, the loan bears interest at a variable rate of 2.75% over the 30-day LIBOR rate with a floor of 5.0%. During the extended 36-month term the loan will bear interest at a fixed rate equal to the 3-year treasury rate on the date of the extension plus 2.75% with a floor of 7.0%. The loan is collateralized by the property.

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $67.7 million and $102.3 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in operating cash flow is principally due to the rent deferrals and reductions as discussed above, as well as the expensing of approximately $12.4 million in acquisition fees and costs in 2009 in accordance with new accounting standards. Historically, acquisition fees and costs were capitalized and reflected as cash flows from investing activities. The characterization of these acquisition fees and costs to operating activities in accordance with GAAP does not change the nature and source of how the amounts are funded and paid with proceeds from our public offerings. The decrease was also due to additional interest expense paid as a result of an increase in our total indebtedness for 2009 as compared to the same period in 2008 and a higher balance of uninvested cash for the period ending September 30, 2009 as compared to 2008, for which we earned significantly lower interest due to the reduction in rates paid by depository institutions.

Distributions from Unconsolidated Entities

The following table summarizes the distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Nine months ended September 30, 2009	$—	$7,588	$809	$8,397
Nine months ended September 30, 2008	—	8,006	2,237	10,243

Increase (decrease)	$—	$(418)	$(1,428)	$(1,846)

The Retail Villages owned by the Intrawest Venture have been impacted by the current recession resulting in a reduction in cash distributions as compared with the prior year. We expect cash flows from these properties to return to historical levels when consumer spending and the broader economy improve. The slight decrease in distributions from the DMC Partnership is due to lower percentage rents earned by the master tenant.

On September 11, 2009, we funded approximately $0.8 million to the Intrawest Venture, representing our pro rata share of additional contingent purchase price due in connection with the original acquisition of one of the resort village properties. The additional contingent purchase price was determined and payable based on the property achieving certain financial performance goals.

Acquisitions

On August 6, 2009, we acquired the remaining 30.3% interest in the Wolf Partnership from Great Wolf Resorts, Inc. for $6.0 million. The Wolf Partnership was previously an unconsolidated entity and owns two of our waterpark resorts, the Wolf Dells and the Wolf Sandusky (the “Wolf Properties”). The consideration paid to acquire the remaining equity interest, along with carrying value of our investment in the unconsolidated entity at the acquisition date approximated the fair value of the net assets acquired, and accordingly no gain or loss was recorded in connection with the transaction. At acquisition, the fair value of the properties was determined to be approximately $90.3 million. The properties are encumbered with two mortgage loans with an aggregate outstanding principal, at the acquisition date, of approximately $62.7 million.

In addition to the Wolf Properties discussed above, we acquired the following real estate investment properties during the nine months ended September 30, 2009 (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price
Jiminy Peak Mountain Resort—	Massachusetts	1/27/2009	$27,000
One ski resort
Wet‘n’Wild Hawaii—	Hawaii	5/6/2009	25,800	(1)
One waterpark
Okemo Mountain Resort—	Vermont	6/30/2009	14,400
Additional leasehold interest

		Total	$67,200

FOOTNOTE:

(1)	This amount includes $15.0 million cash paid at closing and an additional $10.8 million, which represents the estimated fair value of contingent purchase consideration expected to be paid in connection with the acquisition. The purchase agreement provides for additional purchase consideration of up to $14.7 million payable to the seller contingent upon the property achieving certain financial performance goals over the next three years. The estimated fair value of the expected contingent payments is recorded as a liability in the accompanying condensed consolidated balance sheet.

Mortgages and Other Notes Receivable

As of September 30, 2009 and December 31, 2008, mortgages and other notes receivable consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Principal	$185,720	$169,735
Accrued interest	4,903	5,172
Acquisition fees, net	3,485	3,843
Loan origination fees, net	(115)	(333)
Additional carrying costs (1)	8,871	3,656

Total carrying amount	$202,864	$182,073

FOOTNOTE:

(1)	The additional carrying costs represents payments made to settle various existing contractor liens related to the property collateralizing the loan to Shorefox Development, LLC.

On August 10, 2009, we provided a loan of approximately $24.2 million loan to affiliates of Boyne USA, Inc. (“Boyne”) collateralized by certain of its ski resort and related property located in Montana and Michigan. During the remainder of 2009, the loan bears interest of approximately 6.3%, and requires monthly interest payments. Effective January 1, 2010 the loan bears interest at 15% and requires monthly interest-only payments at a rate of 9% with all additional interest and principal due at maturity on September 1, 2012. In addition, we modified the terms of our existing loan to Boyne to extend the maturity date by approximately two years, terminate our purchase option and establish an interest maintenance reserve.

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

On February 20, 2009, Booth Creek Resort Properties, LLC (“Booth”) repaid one of its loans, totaling approximately $3.3 million including interest. On August 1, 2009, we also amended its two outstanding loans to Booth with the following modifications: The original note with a principal balance of approximately $2.9 million was increased to approximately $3.5 million. There is no current interest due on the note, which matures on January 15, 2012. However, the ultimate interest rate varies depending upon the event triggering payment and will equal: (i) zero if the note is paid by January 15, 2010, (ii) the lesser of 24.0% or 93.0% of the then appraised value of the property upon a sale, or (iii) otherwise 24%. The original note with a principal balance of approximately $6.2 million was increased to approximately $8.8 million. The note matures on January 15, 2012 and requires monthly payments of interest at an annual rate of 6.0%. However, the ultimate interest rate is dependent upon the event triggering payment and will equal: (i) 6.0% if the note is paid by January 15, 2010, (ii) the lesser or 15.0% or 93.0% of the then appraised value of the property upon a sale, or (iii) otherwise 15%.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including:

1.	Sources of cash available for distribution such as current year and inception to date cumulative cash flows, FFO and MFFO, as well as, expected future long-term stabilized cash flows, FFO and MFFO;

2.	The proportion of distributions paid in cash compared to that which is being reinvested through our reinvestment program; and

3.	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

We may use borrowings to fund a portion of our distributions during the growth stage of our company and the current economic downturn in order to avoid distribution volatility.

On January 27, 2009, our board of directors declared a special distribution of $0.035 per share to stockholders of record as of March 31, 2009 in connection with the gain on sale of one property in late 2008 and additional percentage rents earned in 2008. Additionally, we increased our monthly distribution rate from $0.05125 to $0.0521 per share effective April 1, 2009. The special distribution, totaling approximately $8.0 million, was paid on June 30, 2009 along with our quarterly distribution. On an annualized basis, the increased rate, excluding the special distribution, would represent a 6.25% return if paid for twelve months based on the current $10.00 per share offering price of our common stock. The following table details our total distributions to stockholders for the nine month periods ended September 30, 2009 and 2008 (in thousands):

Period	Cash Distributions	Distributions Reinvested	Total Declared
Nine months ended September 30, 2009	$62,911	$53,451	$116,362
Nine months ended September 30, 2008	49,512	44,531	94,043

We paid distributions for the nine months ended September 30, 2008 with cash flows generated from operating activities. A portion of the distributions paid for the nine months ended September 30, 2009 was funded from excess prior year cash flows from operating activities as well as borrowings.

Approximately 87.33% and 54.8% of the distributions for the nine months ended September 30, 2009 and 2008, respectively, constitute a return of capital for federal income tax purposes. The characterization of distributions declared for the quarter and nine months ended September 30, 2009 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2009. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Common Stock Redemptions

For the quarter and nine months ended September 30, 2009, approximately 1.8 million and 6.1 million shares were redeemed at an average price per share of approximately $9.70 and $9.61, for a total of approximately $17.1 million and $59.0 million, respectively. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings.

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

Stock Issuance Costs and Other Related Party Arrangements

Certain of our directors and officers hold similar positions with CNL Lifestyle Company, LLC, which is both a stockholder and our Advisor, and CNL Securities Corp. (the “Managing Dealer”), which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc., the parent company of our Advisor and Managing Dealer. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $41.3 million and $55.7 million for the nine months ended September 30, 2009 and 2008, respectively. Of these amounts, approximately $6.6 million and $3.9 million is included in the due to affiliates line item in the accompanying condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively. Our Advisor and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the nine months ended September 30, 2009 and 2008 were approximately $9.1 million and $10.9 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year. For the expense year ended September 30, 2009, operating expenses did not exceed the Expense Cap.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounting for Property Acquisitions – For each acquisition, we record the fair value of the land, buildings, equipment, intangible assets, including in-place lease origination costs and above or below market lease values, and any contingent purchase consideration. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and our estimate reflecting the facts and circumstances of each acquisition.

Acquisition Fees and Costs – Effective January 1, 2009, we began expensing acquisition fees and costs in accordance with a new accounting pronouncement. Prior to this date, acquisition fees and costs were capitalized and allocated to the cost basis of the assets acquired in connection with a business combination. The adoption of this pronouncement had, and will continue to have, a significant impact on our operating results due to the highly acquisitive nature of our business. This pronouncement also causes a decrease in cash flows from operating activities, as acquisition fees and costs historically have been included in cash flows from investing activities, but are treated as cash flows from operating activities under this new pronouncement. The characterization of these acquisition fees and costs to operating activities in accordance with GAAP does not change the nature and source of how the amounts are funded and paid with proceeds from our public offerings. Upon adoption of this pronouncement, we expensed approximately $5.9 million in acquisition fees and costs for acquisitions that were being pursued in 2008 but which did not close as of December 31, 2008. Additionally, we expensed approximately $6.5 million in new acquisition fees and costs incurred during the nine month period ended September 30, 2009. We will continue to capitalize acquisition fees and costs incurred in connection with the making of loans, simple asset purchases and other Permitted Investments not subject to this pronouncement.

Fair Value of Non-Financial Assets and Liabilities – Effective January 1, 2009, we adopted a new pronouncement for non-financial assets and liabilities. The standard affects how fair value is determined for non-financial assets such as goodwill, intangibles, investments in unconsolidated entities and other long-lived assets, including the incorporation of market participant assumptions.

See our annual report on Form 10-K for the year ended December 31, 2008 for a summary of our other Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

The following is an analysis and discussion of our operations for the quarter and nine months ended September 30, 2009 as compared to September 30, 2008 (in thousands except per share data):

	Quarter Ended
	September 30,
	2009	2008	$ Change	% Change

Revenues:
Rental income from operating leases	$49,892	$50,709	$(817)	-1.6%
Golf operating revenues	3,532	—	3,532	100.0%
Hotel operating revenues	8,026	—	8,026	100.0%
Interest income on mortgages and other notes receivable	3,139	1,524	1,615	106.0%

Total revenues	64,589	52,233	12,356	23.7%

Expenses:
Asset management fees to advisor	6,275	5,526	749	13.6%
Acquisition fees and costs	1,276	—	1,276	100.0%
General and administrative	4,070	3,789	281	7.4%
Other operating expenses	158	1,809	(1,651)	-91.3%
Ground lease and permit fees	2,994	2,235	759	34.0%
Golf operating expenses	3,558	—	3,558	100.0%
Hotel operating expenses	6,793	—	6,793	100.0%
Bad debt expense	160	200	(40)	-20.0%
Recovery on lease termination	(151)	—	(151)	-100.0%
Depreciation and amortization	32,410	25,156	7,254	28.8%

Total expenses	57,543	38,715	18,828	48.6%

Operating income	7,046	13,518	(6,472)	-47.9%

Other income (expense):
Interest and other income	307	1,352	(1,045)	-77.3%
Interest expense and loan cost amortization	(10,778)	(7,699)	(3,079)	-40.0%
Equity in earnings of unconsolidated entities	3,332	1,598	1,734	108.5%

Total other expense	(7,139)	(4,749)	(2,390)	-50.3%

Income (loss) from continuing operations	(93)	8,769	(8,862)	-101.1%
Discontinued operations	—	42	(42)	-100.0%

Net income (loss)	$(93)	$8,811	$(8,904)	-101.1%

Earnings (loss) per share of common stock (basic and diluted)
Continuing operations	$—	$0.04	$(0.04)	-100.0%
Discontinued operations	—	—	—	—

	$—	$0.04	$(0.04)	-100.0%

Weighted average number of shares of common stock outstanding (basic and diluted)	238,505	215,101

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change

Revenues:
Rental income from operating leases	$155,192	$149,397	$5,795	3.9%
Golf operating revenues	10,440	—	10,440	100.0%
Hotel operating revenues	8,026	—	8,026	100.0%
Interest income on mortgages and other notes receivable	9,691	4,236	5,455	128.8%

Total revenues	183,349	153,633	29,716	19.3%

Expenses:
Asset management fees to advisor	18,579	16,161	2,418	15.0%
Acquisition fees and costs	12,385	—	12,385	100.0%
General and administrative	11,389	9,097	2,292	25.2%
Other operating expenses	4,680	4,784	(104)	-2.2%
Ground lease and permit fees	8,713	6,759	1,954	28.9%
Golf operating expenses	9,468	—	9,468	100.0%
Hotel operating expenses	7,052	—	7,052	100.0%
Bad debt expense	2,319	932	1,387	148.8%
Loss on lease termination	3,804	—	3,804	100.0%
Depreciation and amortization	90,381	72,710	17,671	24.3%

Total expenses	168,770	110,443	58,327	52.8%

Operating income	14,579	43,190	(28,611)	-66.2%

Other income (expense):
Interest and other income	2,142	4,496	(2,354)	-52.4%
Interest expense and loan cost amortization	(29,089)	(23,074)	(6,015)	-26.1%
Equity in earnings of unconsolidated entities	3,456	3,089	367	11.9%

Total other expense	(23,491)	(15,489)	(8,002)	-51.7%

Income (loss) from continuing operations	(8,912)	27,701	(36,613)	-132.2%
Discontinued operations	—	137	(137)	-100.0%

Net income (loss)	$(8,912)	$27,838	$(36,750)	-132.0%

Earnings (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.04)	$0.14	$(0.18)	-128.6%
Discontinued operations	—	—	—	—

	$(0.04)	$0.14	$(0.18)	-128.6%

Weighted average number of shares of common stock outstanding (basic and diluted)	232,945	205,586

Rental income from operating leases. The decrease in rental income for the quarter ended September 30, 2009 as compared to the same period in 2008 was principally a result of the reduction in lease rates for properties leased to EAGLE Golf and the termination of three leases on three properties partially offset by an increase in rent from recently acquired properties. Rental income for the nine months ended September 30, 2009 compared to 2008 was slightly higher due to the acquisition of new properties after September 30, 2008, creating new sources of rental income, and rent increases from capital expansion projects that have increased the lease basis of certain of our properties over the last year. These increases were partially offset by the reductions noted above. In addition, percentage rents to date, which are generally based on a percentage of gross revenues of the properties, decreased to approximately $0.2 million for the quarter ended September 30, 2009 versus approximately $0.6 million for the same period in 2008, which we attribute to the general economic environment and tightening consumer spending levels.

As of September 30, 2009 and 2008, the weighted-average base rent rate for our portfolio of leased properties was 8.8% and 9.4%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted average value of our real estate investment properties subject to operating leases. The decrease is primarily a result of reduced rents on certain properties and three lease terminations. Additionally, the weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rents granted to tenants. The following analysis quantifies the total rental income generated from our properties for the quarter and nine months ended September 30, 2009 and 2008 in which the properties were acquired and leased, and the increases in rental income attributable to those properties on a comparative basis:

Properties Subject to Operating Leases	Number of Properties (1)	Total Rental Income (in thousands) for the Quarter Ended September 30,		Percentage of Total 2009 Rental Income	Percentage of Total 2008 Rental Income	Percentage Increase (Decrease) in Rental Income
		2009 (1)	2008 (1)
Acquired prior to July 1, 2008 (same store)	94	$43,472	$47,016	87.1%	92.7%	(7.5)%
Acquired after July 1, 2008	8	6,420	469	12.9%	0.9%	1267.5%
Other properties (2)	3	—	3,224	—	6.4%	(100.0)%

Total	105	$49,892	$50,709	100.0%	100.0%

FOOTNOTES:

(1)	The numbers do not include unconsolidated properties, a property that is currently closed for redevelopment, two waterpark hotels operated through a TRS, and a property that was sold on December 12, 2008, which is included in discontinued operations.
(2)	The leases on two golf properties were terminated in the first quarter of 2009 and the lease on one ski and mountain lifestyle property was terminated in the third quarter of 2009. Rental income is only reported for periods prior to termination, at which point we began recording the golf and hotel operating revenues and expenses in place of rental income.

Rent from properties acquired prior to July 1, 2008 decreased 7.5% primarily as a result of rent reductions and lease terminations. These amounts were offset, in part, by rent increases from capital expansion projects that increased the lease basis of certain of our properties during the last year. We acquired 8 properties after July 1, 2008 which generated approximately $6.4 million and $0.5 million, or 12.9% and 0.9%, of total rental income for the quarter ended September 30, 2009 and 2008, respectively.

Properties Subject to Operating Leases	Number of Properties (1)	Total Rental Income (in thousands) for the Nine Months Ended September 30,		Percentage of Total 2009 Rental Income	Percentage of Total 2008 Rental Income	Percentage Increase (Decrease) in Rental Income
		2009 (1)	2008 (1)
Acquired prior to January 1, 2008 (same store)	85	$124,284	$132,539	80.1%	88.7%	(6.2)%
Acquired after January 1, 2008	17	27,328	7,157	17.6%	4.8%	281.8%
Other properties (2)	3	3,580	9,701	2.3%	6.5%	(63.1)%

Total	105	$155,192	$149,397	100.0%	100.0%

FOOTNOTES:

(1)	The numbers do not include unconsolidated properties, a property that is currently closed for redevelopment, two waterpark hotels operated through a TRS, and a property that was sold on December 12, 2008, which is included in discontinued operations.
(2)	The leases on two golf properties were terminated in the first quarter of 2009 and the lease on one ski and mountain lifestyle property was terminated in the third quarter of 2009. Rental income is only reported for periods prior to termination, at which point we began recording the golf and hotel operating revenues and expenses in place of rental income.

Rent from properties acquired prior to January 1, 2008 decreased 6.2% primarily as a result of rent reductions and lease terminations. These amounts were offset, in part, by rent increases from capital expansion projects that increased the lease basis of certain of our properties during the last year. We acquired 17 properties after January 1, 2008 which generated approximately $27.3 million and $7.2 million, or 17.6 % and 4.8%, of total rental income for the nine months ended September 30, 2009 and 2008, respectively.

Interest income on mortgages and other notes receivable. For the quarter and nine months ended September 30, 2009, we recorded interest income totaling approximately $3.1 million and $9.7 million, respectively, on our performing loans with an aggregate principal balance of approximately $145.7 million. Comparatively, for the quarter and nine months ended September 30, 2008, we recorded interest income of approximately $1.5 million and $4.2 million, respectively, from our performing loans with an aggregate principal balance of approximately $119.2 million. The increase is attributable to loans made by us subsequent to September 30, 2008. As of September 30, 2009 and 2008, we had one non-performing loan with a principal balance of $40.0 million for which no interest income has been recorded for the quarter and nine months ended September 30, 2009 and 2008.

Asset management fees to advisor. Monthly asset management fees of 0.08334% of invested assets are paid to our Advisor for the acquisition of real estate assets and making loans. Total asset management fees were approximately $6.3 million and $18.6 million for the quarter and nine months ended September 30, 2009 and approximately $5.5 million and $16.2 million for the quarter and nine months ended September 30, 2008, respectively. The increase in fees is due to the acquisition of additional real estate properties we acquired and loans we made.

Acquisition fees and costs. Effective January 1, 2009, we began expensing acquisition fees and costs as a result of a newly issued accounting standard. Prior to the adoption of the standard, acquisition fees and costs incurred in connection with business combinations were capitalized and allocated to the cost basis of the assets we acquired. Upon adoption of the new standard on January 1, 2009, we were required to expense approximately $5.9 million in acquisition fees and costs that were previously incurred and capitalized in our balance sheet for acquisitions that were being pursued, but which did not close by December 31, 2008. Additionally, we expensed approximately $1.3 million and $6.5 million in new acquisition fees and costs incurred during the quarter and nine month period ended September 30, 2009.

General and administrative. General and administrative expenses were approximately $4.1 million and $11.4 million for the quarter and nine months ended September 30, 2009 as compared to approximately $3.8 million and $9.1 million for the quarter and nine months ended September 30, 2008, respectively. The increase for the nine months ended September 30, 2009 as compared to 2008, is primarily due to continued growth as well as an increase in account maintenance fees under a new fee structure charged by our stock transfer agent of approximately $0.9 million.

Other operating expenses. Other operating expenses totaled approximately $0.2 million and $4.7 million for the quarter and nine months ended September 30, 2009 as compared to approximately $1.8 million and $4.8 million for the quarter and nine months ended September 30, 2008, respectively. The decrease is primarily a result of lower repairs and maintenance expenses incurred. Each year, capital expenditures are made from the capital reserve accounts for replacements, refurbishments, repairs and maintenance at our properties. Certain expenditures, which do not substantially enhance the property value or increase the estimated useful lives, cannot be capitalized and are expensed. The amount of expenditures that were required to be expensed during the quarter and nine months ended September 30, 2009 was lower than the amount expenses in the prior year.

Ground lease and permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of our triple-net leases with those tenants. These expenses have corresponding revenues included in the rental income described above. For the quarter and nine months ended September 30, 2009, ground lease, concession holds and land permit fees were approximately $3.0 million and $8.7 million, as compared to approximately $2.2 million and $6.8 million for the same periods in 2008, respectively. The increase is attributable to the growth of our property portfolio. As of September 30, 2009, we owned 108 consolidated properties of which 37 properties are subject to ground lease, concession holds or land permit fees.

Golf and hotel operating revenues and expenses. As a result of terminating our leases on two golf course properties in the first quarter of 2009 and the termination of our lease at the Bretton Woods Mountain Resort in the third quarter of 2009, we engaged third party operators and began recording golf and hotel operating revenue and expenses in the current year. In addition, we acquired the remaining interest in the Wolf Properties on August 6, 2009, which are waterpark hotels operated by a third party hotel manager, and began consolidating the hotel operations. We did not have any of these operating activities in comparative periods of the prior years.

Bad debt expense. Bad debt expense was approximately $0.2 million and $2.3 million for the quarter and nine months ended September 30, 2009 as compared to approximately $0.2 million and $0.9 million for the quarter and nine months ended September 30, 2008, respectively. The increase is primarily due to the write-off of past due rents receivable that were deemed uncollectible from a tenant who’s lease was terminated.

Loss (recovery) on lease termination. Loss (recovery) on lease termination of approximately $(0.2) million and $3.8 million for the quarter and nine months ended September 30, 2009 is attributable to the termination of leases for three properties and a subsequent recovery of a portion of the amounts that were originally deemed uncollectible.

Depreciation and amortization. Depreciation and amortization expenses were approximately $32.4 million and $90.4 million for the quarter and nine months ended September 30, 2009, as compared to approximately $25.2 million and $72.7 million for the quarter and nine months ended September 30, 2008, respectively. The increase is primarily due to the acquisition of real estate properties acquired during the nine months ended September 30, 2008 of which partial depreciation and amortization were recognized as compared to full period during the same period in 2009.

Operating income. Operating income was approximately $7.0 million and $14.6 million for the quarter and nine months ended September 30, 2009 and approximately $13.5 million and $43.2 million for the quarter and nine months ended September 30, 2008, respectively. The decrease for the quarters ended September 30, 2009 compared to 2008 is primarily due to the reduction in rent from the amended leases and the adoption of a new accounting pronouncement which required the expensing of acquisition fees and costs of approximately $1.3 million as operating costs. The decrease for the nine months ended September 30, 2009 compared to 2008 is primarily due to the reduction in rent from the amended leases, the loss on lease termination and bad debt expense of approximately $6.1 million and the adoption of a new accounting pronouncement which required the expensing of acquisition fees and costs of approximately $12.4 million as operating costs. This was partially offset by additional operating income from newly acquired properties. See “Rental income from operating leases” above for additional information.

Interest and other income. The decrease in interest and other income is primarily due to a general reduction in rates paid by depository institutions on short-term deposits during 2009 as compared to 2008. We continue to monitor depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. During the quarter and nine months ended September 30, 2009, we received an average yield of 0.60% and 0.82%, respectively. Comparatively, during the quarter and nine months ended September 30, 2008, we received an average yield of 2.18% and 2.67%, respectively. Our average uninvested offering proceeds, based on month-end balances, was approximately $155.1 million and $172.3 million during the quarter and nine months ended September 30, 2009, as compared to $227.0 million and $205.7 million during the quarter and nine months ended September 30, 2008, respectively.

Interest expense and loan cost amortization. Interest expense for the quarter and nine months ended September 30, 2009 increased as compared to the same periods in 2008 due to an increase in notes and mortgages payable as a result of acquisitions of properties and the $100.0 million revolving line of credit which was drawn on in October 2008. We recorded approximately $1.8 million of interest related to our revolving line of credit for the nine months ended September 30, 2009 as compared to zero during the same period in 2008.

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	Quarter Ended September 30,
	2009	2008	$ Change	% Change
Wolf Partnership (1)	$1,077	$(526)	$1,603	304.8%
DMC Partnership	2,517	2,383	134	5.6%
Intrawest Venture	(262)	(259)	(3)	-1.2%

Total	$3,332	$1,598	$1,734	108.5%

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Wolf Partnership	$(2,657)	$(3,996)	$1,339	33.5%
DMC Partnership	7,216	7,096	120	1.7%
Intrawest Venture	(1,103)	(11)	(1,092)	-9927.3%

Total	$3,456	$3,089	$367	11.9%

Equity in earnings of unconsolidated entities increased by approximately $1.7 million and $0.4 million for the quarter and nine months ended September 30, 2009, as compared to the same periods in 2008, primarily due to an increase in the income we were allocated from the Wolf Partnership of $1.6 million and $1.3 million, respectively, mainly as a result of a negotiated reduction in management and license fees of $1.8 million. We determine our share of income or losses from unconsolidated entities using the hypothetical liquidation at book value (“HLBV”) method of accounting, however, the HLBV method does not impact the determination of cash distributions we receive. We received cash distributions from our unconsolidated entities of approximately $2.2 million and $8.1 million for the quarter and nine months ended September 30, 2009 compared to approximately $2.5 million and $10.9 million for the quarter and nine months ended September 30, 2008, respectively.

On August 6, 2009, we acquired all remaining interest in the Wolf Partnership and began consolidating the property operations. As a result, the equity in earnings of unconsolidated entities from the partnership is only presented through August 5, 2009.

The Intrawest Venture was significantly impacted by a reduction in retail spending at its resort village retail locations, which is a direct result of the current recession. While visitation at many of these locations held up reasonably well, spending by consumers during their visits was reduced. We believe that operations at these properties will return to historical levels when the broader economy improves. Additionally, during the first quarter of 2009, the Intrawest Venture determined that it made certain accounting errors in 2008 which totaled approximately $0.4 million. We concluded that these errors were not material to our financial statements for the year ended December 31, 2008 or the nine months ended September 30, 2009 and do not expect the amount to be material to the financial statements for the year ending December 31, 2009. As such, we recorded the cumulative effect of these adjustments during the three months ended March 31, 2009, which resulted in a reduction in equity in earnings of unconsolidated entities of $0.4 million.

Discontinued operations. For the quarter and nine months ended September 30, 2008, results of discontinued operations were approximately $42,000 and $137,000, respectively, relating to the Talega Golf Course property which was sold in December 2008.

Net income (loss) and earnings (loss) per share. The decrease in net income and earnings per share for the quarter and nine months ended September 30, 2009 as compared to the same periods in the prior year was primarily due to (i) the reduction in rental income from certain of our properties, including those for which the leases were terminated and have been restructured, (ii) the adoption of a new pronouncement which requires the expensing of all acquisition fees and costs as operating costs, (iii) additional interest expense on our revolving line of credit, (iv) a reduction in equity in earnings from the Intrawest Venture and (v) a reduction in the rates paid by depository institutions on short-term deposits. Our earnings and earnings per share may fluctuate while we continue to raise capital and make significant acquisitions. These performance measures are affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make individually significant acquisitions can be dilutive to the earnings per share ratio.

OTHER

Funds from Operations and Modified Funds from Operations

FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, which is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance. In addition to FFO, we use MFFO, which excludes acquisition-related costs and non-recurring charges such as the write-off of in-place lease intangibles and other similar costs associated with lease terminations, to further evaluate our operating performance.

FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis determined under GAAP. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income alone.

We believe MFFO is helpful to our investors and our management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities, such as the payment of acquisition expenses that are directly associated with property acquisition, and other non-recurring items historically included in the computation of FFO. Acquisition expenses are paid for with proceeds from our common stock offerings or debt proceeds rather than paid for with cash generated from operations. By providing MFFO, we present information that is more consistent with management’s long term view of the Company’s core operating activities and is more reflective of a stabilized asset base.

Accordingly, we believe that in order to facilitate a clear understanding of our operating performance between periods and as compared to other equity REITs, FFO and MFFO should be considered in conjunction with our net income and cash flows as reported in the accompanying condensed consolidated financial statements and notes thereto.

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the quarter and nine months ended September 30, 2009 and 2008 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(93)	$8,811	$(8,912)	$27,838

Adjustments:
Depreciation and amortization	32,410	25,384	90,381	73,387
Net effect of FFO adjustment from unconsolidated entities (1)	3,959	4,746	12,237	12,882

Total funds from operations	$36,275	$38,941	$93,705	$114,107

Acquisition fees and costs (2)	1,276	—	12,385	—
Write-off of non-cash deferred charges (3)	—	—	2,758	—

Modified funds from operations	$37,551	$38,941	$108,848	$114,107

Weighted average number of shares of common stock outstanding (basic and diluted)	238,505	215,101	232,945	205,586

FFO per share (basic and diluted)	$0.15	$0.18	$0.40	$0.56

MFFO per share (basic and diluted)	$0.16	$0.18	$0.47	$0.56

FOOTNOTES:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.
(2)	Acquisition fees and costs that were directly identifiable with properties acquired were not required to be expensed under GAAP prior to January 1, 2009. Accordingly, no adjustments to funds from operations is necessary for periods prior to 2009.
(3)	This amount includes non-recurring charges associated with lease terminations such as the write-off of in-place lease intangibles and other deferred charges.

Total FFO decreased from approximately $38.9 million to $36.6 million and from approximately $114.1 million to $94.1 million for the quarter and nine months ended September 30, 2008 and 2009, respectively. FFO per share decreased from approximately $0.18 to $0.15 and from approximately $0.56 to $0.40 for the quarter and nine months ended September 30, 2008 and 2009, respectively. The decrease in FFO and FFO per share is attributable principally to the reduction in rental income as a result of amended lease terms, bad debt expense and the write-off of in-place lease intangibles related to terminated leases, the adoption of a new accounting pronouncement and expensing of acquisition fees and costs and additional interest expense paid on our revolving line of credit. We also had a higher balance of uninvested cash for the period ending September 30, 2009 as compared to 2008, for which we earned proportionally lower interest due to the reduction in rates paid by depository institutions.

MFFO decreased slightly from approximately $38.9 million to $37.9 million and from $114.1 million to $109.2 million for the quarter and nine months ended September 30, 2008 and 2009, respectively. MFFO per share decreased from approximately $0.18 to $0.16 and from $0.56 to $0.47 for the quarter and nine months ended September 30, 2008 and 2009, respectively. The decrease in MFFO is attributable principally to the reduction in rental income from terminated and amended leases and additional interest expense paid on our revolving line of credit. We also had a higher balance of uninvested cash for the period ending September 30, 2009 as compared to 2008, for which we earned proportionally lower interest due to the reduction in rates paid by depository institutions.

OFF BALANCE SHEET ARRANGEMENTS

See our annual report on Form 10-K for the year ended December 31, 2008 for a summary of our Off Balance Sheet Arrangements.

EVENTS OCCURRING SUBSEQUENT TO SEPTEMBER 30, 2009

Our board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on October 1, 2009 and November 1, 2009. These distributions are to be paid by December 31, 2009.

On October 19, 2009, we reached an agreement with PARC Management to restructure its existing leases. In exchange for a pledge of stock and various financial and operating covenants, we released security deposits of approximately $15.0 million to be replenished to a certain level over the next five years. In addition, we agreed to provide a lease allowance of up to $14.6 million, of which approximately $2.2 million was funded in September 2009 and approximately $9.3 million was funded in October 2009. The lease allowance will be amortized over the remaining term of the lease against rental income. The lease modifications became effective October 1, 2009, and reduce the originally scheduled rents due for 2009 by approximately $12.2 million offset by increases in future lease years. These lease modifications will reduce cash flows from operations for the year ending December 31, 2009.

On October 29, 2009, we entered into a settlement agreement and obtained a deed in lieu of foreclosure for the parcels collateralizing the loan to Shorefox Development, LLC.

The accompanying financial statements were authorized for issue on November 10, 2009. Subsequent events were evaluated through that date.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of September 30, 2009:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$84,930	$246,429	$332,279	$235,818	$899,456
Obligations under capital leases	3,689	3,031	37	—	6,757
Obligations under operating leases (2)	12,250	24,492	24,483	199,176	260,401

Total	$100,869	$273,952	$356,799	$434,994	$1,166,614

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties, and the $100.0 million drawn on our syndicated revolving line of credit. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve.
(2)	This line item represents obligations under ground leases, concession holds and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration (1)	$5,500	$9,800	$—	$—	$15,300
Capital improvements (2)	32,643	8,467	—	—	41,110

Total	$38,143	$18,267	$—	$—	$56,410

FOOTNOTES:

(1)	In connection with the acquisition of Wet’n’Wild Hawaii we agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years. The additional purchase price consideration is not to provide compensation for services but is based on the property achieving certain financial performance goals. In accordance with ASC 805, we recorded the fair value of this contingent liability in our condensed consolidated balance sheets as of September 30, 2009.
(2)	We have committed to fund equipment replacements and other capital improvement projects on our existing properties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt	$2,361	$18,004	$64,128	$12,781	$196,046	$216,884	$510,204	$473,646	(1)
Weighted average interest rates of maturities	6.21%	6.29%	8.95%	6.55%	6.12%	6.45%	6.63%
Variable rate debt	—	100,000	25,000	—	—	85,413	210,413	191,417	(4)
Average interest rate	—	Prime or LIBOR + 2% (2)	—	—	—	LIBOR + Spread (2)(3)

Total debt	$2,361	$118,004	$89,128	$12,781	$196,046	$302,297	$720,617	$665,063

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2009. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	The 30-day LIBOR rate was approximately 0.25% at September 30, 2009.
(3)	On December 31, 2007, we obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR plus 1.72% on the first $57.3 million, 30-day LIBOR plus 1.5% (of which 1.25% is deferred until maturity) on the next $16.7 million and 30-day LIBOR plus 1.5% on the remaining $11.4 million (of which approximately all is deferred until maturity). On January 2, 2008, we entered into two interest rate swaps to hedge the variable interest rate. The instruments, which were designated as cash flow hedges of interest payments from their inception, swap the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year and on the next $16.7 million to a blended fixed rate of 5.8% for the term of the loan (of which 1.25% is deferred until maturity.) The fair value of these instruments has been recorded as a liability of approximately $5.9 million.

On September 29, 2009, we obtained a $10.0 million loan collateralized by the Jiminy Peak Mountain Resort property. The loan requires monthly payments of interest and principal with the remaining principal and accrued interest payable upon maturity on September 1, 2019. For the entire term, the loan bears interest at a variable rate of LIBOR plus 3.25%, however, the rate has been fixed to 6.89% with an interest rate swap. The fair value of this instrument has been recorded as a liability of approximately $0.3 million.

(4)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2009. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $969,000 for the nine months ended September 30, 2009. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates it is not intended to predict future results as our actual results will likely vary.

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

The current economic slowdown has affected certain of the lifestyle properties in which we invest, and the financial difficulties of our tenants and operators could adversely affect us. The current economic slowdown has affected certain of the lifestyle properties in which we invest, and a prolonged or expanded period of economic difficulty could adversely affect other of our lifestyle properties. Although a general downturn in the real estate industry would be expected to adversely affect the value of our properties, a downturn in the ski, golf, attractions and other lifestyle industries in which we invest could compound the adverse affect. Economic weakness combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt, has resulted in certain of our tenants experiencing poorer financial and operating performance over the past twelve months than in prior periods. Reductions in consumer spending due to weakness in the economy and uncertainties regarding future economic prospects have adversely affected some of our tenants’ abilities to pay rent to us, resulting in a renegotiation of certain of their leases with us or in the termination of those leases, and we believe that additional tenants could experience similar difficulties in the event of a continued downturn in the economy. The continuation or expansion of such events could have a negative impact on our results of operations and our ability to pay distributions to our stockholders. In addition, events which negatively impact the capital markets may reduce the amount of working capital available to our tenants which may affect their ability to pay rent.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

As of September 30, 2009, we sold approximately $2.5 billion (252.1 million shares) in connection with our offerings, including approximately $179.8 million (18.9 million shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from our offerings do not include 20,000 shares purchased by our Advisor for $200,000 preceding the commencement of our 1st Offering or 117,706 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., the parent company of our Advisor and wholly owned indirectly by our chairman of the board and his wife.

As of September 30, 2009, we incurred the following aggregate expenses in connection with the issuance of our registered securities on our offerings (in thousands):

Selling commissions	$159,600
Marketing support fee and due diligence expense reimbursements	67,007
Offering costs and expenses	38,504

Offering and stock issuance costs	$265,111

Selling commissions, marketing support fee and due diligence expenses are paid to our Managing Dealer and a substantial portion of the selling commissions, marketing support fees and all of the due diligence expenses are reallowed to third-party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our Advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $2.2 billion at September 30, 2009. As of September 30, 2009, we invested approximately $1.9 billion in properties, loans and other Permitted Investments.

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25.0% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5.0% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the three months ended September 30, 2009, we redeemed the following shares for approximately $17.1 million:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan
July 1, 2009 through July 30, 2009	—		—	2,720,136
August 1, 2009 through August 31, 2009	—		—	2,720,136
September 1, 2009 through September 30, 2009	1,758,414	$9.70	1,758,414	3,021,244	(1)

Total	1,758,414		1,758,414

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions. We have chosen not to do so but funds are available.

For the quarter ended September 30, 2009, we received total redemption requests of approximately 1.8 million shares, from which 0.4 million were redeemed on a pro rata basis. During the quarter ended September 30, 2009, we also redeemed 1.4 million shares remaining to be redeemed from the quarter ended June 30, 2009. To the extent that we redeem shares pursuant to the redemption plan in future periods, the remaining shares for which redemption requests were received and not redeemed during the quarter ended September 30, 2009 will be redeemed on a pro rata basis before any subsequently received redemption requests are honored.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 2009.

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