Form 10-K
period 2009-12-31
CNL LIFESTYLE PROPERTIES INC
filed 2010-03-25
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s shares of common stock, so there is no market value for such shares. Based on the $10 offering price of the shares, approximately $2.6 billion of our common stock was held by non-affiliates as of February 28, 2010.

The number of shares of common stock outstanding as of March 15, 2010 was 252,186,979.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Lifestyle Properties, Inc. Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2010.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: continued or worsening economic conditions, the lack of available debt financing for us and our tenants, the fluctuating values of real estate, conditions affecting the CNL brand name, changes in government regulations or accounting rules, changes in local and national real estate trends, our ability to obtain additional lines of credit or long-term financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our tenants’ inability to manage rising costs or declining revenues, our ability to identify suitable investments, our ability to close on identified investments, tenant or borrower defaults under their respective leases or loans and bankruptcies, changes or inaccuracies in our accounting estimates and our ability to locate suitable tenants and operators for our properties. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 1.	Business

GENERAL

CNL Lifestyle Properties, Inc. is a Maryland corporation organized on August 11, 2003. We operate as a real estate investment trust, or REIT. The terms “us,” “we,” “our,” “our company” and “CNL Lifestyle Properties” include CNL Lifestyle Properties, Inc. and each of our subsidiaries. We have retained CNL Lifestyle Company, LLC, (the “Advisor”), as our Advisor to provide management, acquisition, disposition, advisory and administrative services. Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida 32801.

Our principal investment objectives include investing in a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We primarily invest in lifestyle properties in the United States that we believe have the potential for long-term growth and income generation. Our investment thesis is supported by demographic trends which we believe affect consumer demand for the various lifestyle asset classes that are the focus of our investment strategy. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We generally lease our properties on a long-term, triple-net or gross basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be significant industry leaders. To a lesser extent, we also make and acquire loans (including mortgage, mezzanine and other loans) and enter into joint ventures related to interests in real estate.

Following our investment policies of acquiring carefully selected and well-located lifestyle or other income producing properties, we believe we have built a unique portfolio of diversified assets, with established long-term operating histories that have survived many economic cycles. We will continue to focus on the careful selection and acquisition of income producing properties that we believe will provide long-term value to our stockholders, while also concentrating on the management and oversight of our existing assets. We have also maintained a strong balance sheet with a low leverage ratio.

While we invest primarily in properties subject to long-term triple-net leases, we have also invested in joint ventures and made loans (mortgage, mezzanine and other loans) related to real estate. The following is our investment structure by number of properties and loans as of March 15, 2010:

Asset classes and portfolio diversification. As of March 15, 2010, we had a portfolio of 119 lifestyle properties which when aggregated by initial purchase price was diversified as follows: approximately 28.0% in ski and mountain lifestyle, 24.6% in golf facilities, 17.5% in attractions, 7.5% in marinas and 22.4% in additional lifestyle properties. These assets consist of 22 ski and mountain lifestyle properties, 53 golf facilities, 21 attractions, 15 marinas and eight additional lifestyle properties. Eight of these 119 properties are owned through unconsolidated ventures. Many of our properties feature characteristics that are common to more than one asset class, such as a ski resort with a golf facility. Our asset classifications are based on the primary property usage. The pie chart below shows our asset class diversification as of March 15, 2010, by initial purchase price.

Our real estate investment portfolio is geographically diversified with properties in 32 states and two Canadian provinces. The map below shows our current property allocations across geographic regions as of March 15, 2010.

We have invested primarily in ski and mountain lifestyle, golf, attractions and marinas. However, we have also invested or may invest in additional lifestyle properties including, but not limited to, hotels, multi-family residential housing, merchandise marts, medical facilities or any type of property that we believe has the potential to generate long-term revenue.

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

Although we attempt to lease our properties to tenants that we consider to be significant industry leaders, we do not believe the success of our properties is based solely on the performance or abilities of our tenant operators. In some cases, the assets we have acquired are considered unique, iconic or nonreplicable assets which by their very nature have intrinsic value. In addition, unlike our competitors in many other commercial real estate sectors, in the event a tenant is in default and vacates a property, we are able to engage a third-party manager to operate the property on our behalf for a period of time until we re-lease it to a new tenant. During this period, the property remains open and we receive any net earnings from the property’s operations, although these amounts may be less than the rents that were contractually due under the prior leases. Any taxable income from these properties will be subject to income tax until we re-lease these properties to new tenants.

Our leases and ventures. As part of our net lease investment strategy, we either acquire properties directly or purchase interests in entities that own the properties we seek to acquire. Once we acquire the properties, we either lease them back to the original seller or to a third-party operator. These leases are usually structured as triple-net leases which means our tenants are generally responsible for repairs, maintenance, property taxes, ground lease or permit expenses (where applicable), utilities and insurance for the properties that they lease. The weighted-average lease rate of our portfolio as of December 31, 2009 was approximately 8.9%.

Our leases are generally long-term in nature (generally five to 20 years with multiple renewal options). We have no near-term lease expirations (other than at our one multi-family residential property, which generally enters into one-year leases with its tenants) with the first long-term lease expiring in December 2021, excluding available renewal periods. As of March 15, 2010, the average lease expiration of our portfolio (excluding the multi-family residential and joint venture properties) was approximately 18 years. The following presents the future lease expirations of our portfolio:

We typically structure our leases to provide for the payment of a minimum annual base rent with periodic increases in base rent over the lease term. In addition, our leases provide for the payment of percentage rent normally based on a percentage of gross revenues generated at the property over certain thresholds. Within the provisions of our leases, we also generally require the payment of capital improvement reserve rent. Capital improvement reserves are paid by the tenant and generally based on a percentage of gross revenue of the property and are set aside by us for capital improvements, replacements and other capital expenditures at the property. These amounts are and will remain our property during and after the term of the lease and help maintain the integrity of our assets.

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

We have entered into joint ventures in which our partners subordinate their returns to our minimum return. This structure provides us with some protection against the risk of downturns in performance but may allow our partners to obtain a higher rate of return on their investment than we receive if the underlying performance of the properties exceeds certain thresholds.

Our loans. As part of our overall investment and lending strategy, we have made and may continue to make or to acquire loans (including mortgage, mezzanine or other loans) with respect to any of the asset classes in which we are permitted to invest. We generally make loans to the owners of properties to enable them to acquire land, buildings, or both, or to develop property or as part of a larger acquisition. In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property. Our loans generally require fixed interest payments. We expect that the interest rate and terms for long-term mortgage loans (generally, 10 to 20 years) will be similar to the rate of return on our long-term net leases. Mezzanine loans and other financings for which we have a secondary-lien or collateralized interest will generally have shorter terms (one to two years) and higher interest rates than our net leases and long-term mortgage loans. With respect to the loans that we make, we generally seek loans with collateral values resulting in a loan-to-value ratio of not more than 85%.

Our common stock offerings. As of December 31, 2009, we had raised approximately $2.6 billion (260.1 million shares) through our public offerings. During the period January 1, 2010 through February 28, 2010, we raised an additional $34.7 million (3.5 million shares). We have and will continue to use the net proceeds from our offerings to acquire properties, make loans and other investments.

We intend to extend our current stock offering for a period of one year through April 9, 2011 and may have the ability to extend for another six months beyond that date upon meeting certain criteria. On or prior to December 31, 2011, our board of directors will consider an evaluation of our strategic options, which may include, but are not limited to, listing on a national securities exchange, merging with another public company or selling.

Seasonality. Many of the asset classes in which we invest are seasonal in nature and experience seasonal fluctuations in their business due to geographic location, climate and weather patterns. As a result, the businesses experience seasonal variations in revenues that may require our operators to supplement operating cash from their properties in order to be able to make scheduled rent payments to us. In many situations, we have structured the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy operating period.

As part of our diversification strategy, we have considered the varying and complimentary seasonality of our asset classes and portfolio mix. For example, the peak operating season of our ski and mountain lifestyle assets are staggered against the peak seasons in our attractions and golf portfolios to balance and mitigate the risks associated with seasonality.

Competition. As a REIT, we have historically experienced competition from other REITs (both traded and non-traded), real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds and other investors, including, but not limited to, banks and insurance companies, many of which generally have had greater financial resources than we do for the purposes of leasing and financing properties within our targeted asset classes. These competitors often also have a lower cost of capital and are subject to less regulation. However, due to the current economic conditions in the U.S. financial markets, the capital resources available to these competitor sources have declined. When capital markets begin to normalize, our competition for investments will likely increase or resume to historical levels. The level of competition impacts both our ability to raise capital, find real estate investments and locate suitable tenants. We may also face competition from other funds in which affiliates of our Advisor participate or advise.

In general, we perceive there to be a lower level of competition for the types of assets that we have acquired and intend to acquire in comparison to assets in core real estate sectors based on the sheer supply of assets in those sectors, the number of willing buyers and the volume of transactions in their respective markets. Accordingly, we believe that being focused in specialty or lifestyle asset classes allows us to take advantage of unique opportunities. Some of our key competitive advantages are as follows:

•	We acquire assets in niche sectors which historically trade at higher cap rates than other core commercial real estate sectors such as Apartment, Industrial, Office and Retail. According to data compiled by Real Capital Analytics, the aggregate average cap rate for commercial real estate since 2004 has been approximately 7.0%. Our portfolio of properties was acquired between 2004 and 2009 with an average cap rate of approximately 11.2%. We also evaluate our acquisitions on an unlevered basis, which avoids artificial justification of inflated purchase prices through low cost debt. During 2007, which is generally considered the peak buying period for commercial real estate, we acquired properties at an 11.2% cap rate which is consistent with our six year average.

•

Some of our targeted assets classes, such as golf, have experienced a net reduction in new supply to normalize with demand. According to the National Golf Foundation 2010 State-of-the-Industry Presentation, the net growth in supply (openings less closings) of golf facilities has declined in each of the last four years as residential developers have scaled back development of new golf communities and weaker facilities have closed.

•

Our asset classes have inherently high barriers to entry. For example, the process of obtaining permits to create a new ski resort or marina is highly regulated and significantly more difficult than obtaining permits for the construction of new office or retail space. Additionally, general geographic constraints, such as the availability of suitable waterfront property or mountain terrain, are an inherent barrier to entry in several of our asset classes. There are also high costs associated with building a new ski resort or regional gated attraction that is prohibitive to potential market participants.

•

Our leasing arrangements generally require the payment of capital improvement reserve rent which is paid by the tenants and set aside by us to be reinvested into the properties. This arrangement allows us to maintain the integrity of our properties and mitigates deferred maintenance issues.

•

Unlike our competitors in many other commercial real estate sectors that generally receive no income in the event a tenant defaults or vacates a property, applicable tax laws allow us to engage a third-party manager to operate a property on our behalf for a period of time until we can re-lease it to a new tenant. During that period, we receive any net earnings from the underlying business operations, which may be less than rents collected under the previous leasing arrangement. However, our ability to continue to operate the property under such an arrangement helps to off-set taxes, insurance and other operating costs that would otherwise have to be absorbed by a landlord and allows the property some time to stabilize, if necessary, before entering into a new lease.

•

Our access to capital through our public offerings allows us unique opportunities to invest in and strengthen our existing portfolio as compared to other owners or operators. Owners and operators in those industry segments often have pressure to grow visitation and revenue through the addition of new amenities. When careful analysis justifies an additional investment in one of our existing properties, such as new feature rides at an amusement park or new high-speed lifts or terrain at a ski resort, our investments are added to the tenant’s lease basis, upon which we earn future additional rent. We believe these investments increase visitation to our properties and enhance the overall competitiveness and value of the portfolio.

Significant tenants and borrowers. As of December 31, 2009 and 2008 and for the years ended through December 31, 2009, we had the following tenants that individually accounted for 10% or more of our aggregate total revenues or assets.

Tenant	Number & Type of Leased Properties	Percentage of Total Revenues			Percentage of Total Assets

		2009	2008	2007	2009	2008
PARC Management, LLC (“PARC”)	18 Attractions	18.3%	21.0%	23.0%	14.3%	15.9%

Boyne USA, Inc. (“Boyne”)	7 Ski & Mountain	15.3%	19.4%	19.0%	9.2%	9.9%
	Lifestyle Properties

Evergreen Alliance Golf Limited, L.P. (“EAGLE”)	43 Golf Facilities	14.3%	20.6%	9.0%	15.4%	17.1%

Booth Creek Ski Holding, Inc. (“Booth”)	3 Ski & Mountain	8.3%	12.2%	13.2%	6.3%	6.7%
	Lifestyle Properties

		56.2%	73.2%	64.2%	45.2%	49.6%

The significance of any given tenant or operator, and the related concentration of risk generally decrease as additional properties and operators are added to the portfolio. As shown above, there were only three tenants that individually accounted for 10% or more of our total revenues or assets as of December 31, 2009.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Our current business consists of investing in, owning and leasing lifestyle properties primarily in the United States. We evaluate all of our lifestyle properties as a single industry segment and review performance on a property-by-property basis. Accordingly, we do not report segment information.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We have one consolidated property located in British Columbia, Canada, Cypress Mountain that generated total rental income of approximately $6.3 million, $6.7 million and $5.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. We also own interests in two properties located in Canada through unconsolidated ventures that generated a combined equity in losses of approximately $0.3 million during the year ended December 31, 2009 and approximately $0.2 million during both years ended December 31, 2008 and 2007. The remainder of our rental income was generated from properties or investments located in the United States.

ADVISORY SERVICES

We have engaged CNL Lifestyle Company, LLC as our Advisor. Under the terms of the advisory agreement, our Advisor is responsible for our day-to-day operations, administers our bookkeeping and accounting functions, serves as our consultant in connection with policy decisions to be made by our board of directors, manages our properties, loans, and other permitted investments and renders other services as the board of directors deems appropriate. In exchange for these services, our Advisor is entitled to receive certain fees from us. First, for supervision and day-to-day management of the properties and the mortgage loans, our Advisor receives an asset management fee, which is payable monthly, in an amount equal to 0.08334% per month based on the total real estate asset value of a property as defined in the advisory agreement (exclusive of acquisition fees and acquisition expenses), the outstanding principal amounts of any loans made by us and the amount invested in any other permitted investments as of the end of the preceding month. Second, for the selection, purchase, financing, development, construction or renovation of real properties and services related to the incurrence of debt, our Advisor receives an acquisition fee equal to 3% of the gross proceeds from our common stock offerings and loan proceeds from debt, lines of credit and other permanent financing that we use to acquire properties or to make or acquire loans and other permitted investments.

In addition, we reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). For the expense years ended December 31, 2009, 2008 and 2007, operating expenses did not exceed the Expense Cap.

The current advisory agreement continues until April 2010, and thereafter may be extended annually upon the mutual consent of our Advisor and our entire board of directors, including directors who are not directly or indirectly associated with our Advisor (“Independent Directors”), unless terminated at an earlier date upon 60 days prior written notice by either party. As of the date of this filing, the board of directors has approved the extension of the advisory agreement for an additional year through April 2011.

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

Real Estate and Other Investment Risks

The current economic slowdown has affected certain of the lifestyle properties in which we invest, and the financial difficulties of our tenants and operators could adversely affect us. A prolonged or expanded period of economic difficulty could adversely affect other of our lifestyle properties. Although a general downturn in the real estate industry would be expected to adversely affect the value of our properties, a downturn in the ski, golf, attractions, marinas and additional lifestyle industries in which we invest could compound the adverse affect. Economic weakness combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with the lack of available debt, has resulted in certain of our tenants experiencing a decline in financial and operating performance. Reductions in consumer spending due to weakness in the economy and uncertainties regarding future economic prospects have adversely affected some of our tenants’ abilities to pay rent to us, resulting in the restructuring of many of their leases with us or in the termination of certain leases. The continuation or expansion of such events could have a negative impact on our results of operations and our ability to pay distributions to our stockholders. In addition, negative events impacting the capital markets may reduce the amount of working capital available to our tenants which may affect their ability to pay rent.

The current economic environment has affected certain of our tenants’ ability to make rental payments to us in accordance with their lease agreement. Some of our tenants have experienced difficulties or have been unable to obtain working capital lines of credit or renew their existing lines of credit due to current state of economy and the capital markets which impacted their ability to pay the full amount of rent due under their leases. As a result, we restructured the leases for certain tenants such that the rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenants’ seasonally busy period. In other cases, we restructured the lease terms to allow for rent deferrals or reductions for a period of time to provide temporary relief that then become payable in later periods of the lease term. In addition, we have refunded security deposits which must be replaced up to specified amounts and have provided lease allowances. The rent deferrals granted, the security deposits refunded and lease allowances paid in 2009 directly reduced our cash flows from operating activities during 2009. Other restructures, such as the reductions in lease rates and the future amortization of lease allowances against rental income have reduced and will reduce our net operating results in current and future periods.

Because our revenues are highly dependent on lease payments from our properties and interest payments from loans that we make, defaults by our tenants or borrowers would reduce our cash available for the repayment of our outstanding debt and for distributions. Our ability to repay any outstanding debt and make distributions to stockholders will depend upon the ability of our tenants and borrowers to make payments to us, and their ability to make these payments will depend primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on our properties. For example, the ability of our tenants to make their scheduled payments to us will depend upon their ability to generate sufficient operating income at the property they operate. A tenant’s failure or delay in making scheduled rent payments to us or a borrower’s failure to make debt service payments to us may result from the tenant or borrower realizing reduced revenues at the properties it operates.

We do not have control over market and business conditions that may affect our success. The following external factors, as well as other factors beyond our control, may reduce the value of properties that we acquire, the ability of tenants to pay rent on a timely basis, or at all, the amount of the rent to be paid and the ability of borrowers to make loan payments on time, or at all:

•	changes in general or local economic or market conditions;

•	the pricing and availability of debt or working capital;

•	increased costs of energy, insurance or products;

•	increased costs and shortages of labor;

•	increased competition;

•	quality of management;

•	failure by a tenant to meet its obligations under a lease;

•	bankruptcy of a tenant or borrower;

•	the ability of an operator to fulfill its obligations;

•	limited alternative uses for properties;

•	changing consumer habits;

•	condemnation or uninsured losses;

•	changing demographics; and

•	changing government regulations.

Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry. If tenants are unable to make lease payments or borrowers are unable to make loan payments as a result of any of these factors, cash available for distributions to our stockholders may be reduced.

Our exposure to typical real estate investment risks could reduce our income. Our properties, loans and other permitted investments will be subject to the risks typically associated with investments in real estate. Such risks include the possibility that our properties will generate rent and capital appreciation, if any, at rates lower than we anticipated or will yield returns lower than those available through other investments. Further, there are other risks by virtue of the fact that our ability to vary our portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments. Income from our properties may be adversely affected by many factors including, but not limited to, an increase in the local supply of properties similar to our properties, a decrease in the number of people interested in participating in activities related to the businesses conducted on the properties that we acquire, adverse weather conditions, changes in government regulation, international, national or local economic deterioration, increases in energy costs and other expenses affecting travel, factors which may affect travel patterns and reduce the number of travelers and tourists, increases in operating costs due to inflation and other factors that may not be offset by increased room rates, and changes in consumer tastes.

If one or more of our tenants file for bankruptcy protection, we may be precluded from collecting all sums due. If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the U.S. federal bankruptcy code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership or debtor’s relief statute or law (“Bankruptcy Proceeding”), we may be unable to collect sums due under our lease(s) with that tenant. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a Bankruptcy Proceeding. A Bankruptcy Proceeding may bar our efforts to collect pre-bankruptcy debts from those entities or their properties unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. We believe that our security deposits in the form of letters of credit would be protected from bankruptcy in most jurisdictions. However, a tenant’s or lease guarantor’s Bankruptcy Proceeding could hinder or delay efforts to collect past due balances under relevant leases or guarantees and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments which would reduce our cash flow and the amount available for distribution to our stockholders. In the event of a Bankruptcy Proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to our stockholders may be adversely affected.

Multiple property leases or loans with individual tenants or borrowers increase our risks in the event that such tenants or borrowers become financially impaired. The value of our properties will depend principally upon the value of the leases entered into for properties that we acquire. Defaults by a tenant or borrower may continue for some time before we determine that it is in our best interest to evict the tenant or foreclose on the property of the borrower. Tenants may lease more than one property, and borrowers may enter into more than one loan. As a result, a default by, or the financial failure of, a tenant or borrower could cause more than one property to become vacant or be in default or more than one lease or loan to become non-performing. Defaults or vacancies can reduce and have reduced our cash receipts and funds available for distribution and could decrease the resale value of affected properties until they can be re-leased.

We may rely on various cash flow or income security provisions in our leases for minimum rent payments. Our leases may, but are not required to, have security provisions such as deposits, stock pledges and guarantees or shortfall reserves provided by a third-party tenant or operator. These security provisions may terminate at either a specific time during the lease term or once net operating income of the property exceeds a specified amount. Certain security provisions may also have limits on the overall amount of the security under the lease. After the termination of a security feature, or in the event that the maximum limit of a security provision is reached, we may only look to the tenant to make lease payments. In the event that a security provision has expired or the maximum limit has been reached, or a provider of a security provision is unable to meet its obligations, our results of operations and ability to pay distributions to our stockholders could be adversely affected if our tenants are unable to generate sufficient funds from operations to meet minimum rent payments and the tenants do not otherwise have the resources to make rent payments.

It may be difficult for us to exit a joint venture after an impasse. In our joint ventures, there will be a potential risk of impasse in some business decisions because our approval and the approval of each co-venturer may be required for some decisions. In any joint venture, we may have the right to buy the other co-venturer’s interest or to sell our own interest on specified terms and conditions in the event of an impasse regarding a sale. In the event of an impasse, it is possible that neither party will have the funds necessary to complete a buy-out. In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest. As a result, it is possible that we may not be able to exit the relationship if an impasse develops.

Discretionary consumer spending may affect the profitability of certain properties we acquire. The financial performance of certain properties in which we have invested and may invest in the future depends in part on a number of factors relating to or affecting discretionary consumer spending for the types of services provided by businesses operated on these properties. Unfavorable local, regional, or national economic developments or uncertainties regarding future economic prospects have reduced consumer spending in the markets where we own properties and, when combined with the lack of available debt, have adversely affected certain of our tenants’ businesses. As a result, certain of our tenants have experienced declines in operating results, and a number of our tenants have sought to modify certain of their leases. Any continuation of such events that leads to lower spending on lifestyle activities could impact our tenants’ ability to pay rent and thereby have a negative impact on our results of operations.

The inability to increase or maintain lease rates at our properties might affect the level of distributions to stockholders. Given the nature of certain properties we have acquired or may acquire, the relative stagnation of base lease rates in certain sectors might not allow for substantial increases in rental revenue to us that could allow for increased distributions to stockholders.

Seasonal revenue variations in certain asset classes will require the operators of those asset classes to manage cash flow properly over time so as to meet their non-seasonal scheduled rent payments to us. Certain of the properties in which we may invest are generally seasonal in nature due to geographic location, climate and weather patterns. For example, revenue and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations, while many attractions properties are closed during the winter months and produce the majority of their revenues and profits during summer months. As a result of the seasonal nature of certain business operations that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us or require us to, in certain cases we have or may, adjust their lease payments so that we collect more rent during their seasonally busy time.

Our real estate assets may be subject to impairment charges. We periodically evaluate the recoverability of the carrying value of our real estate assets for impairment indicators. Factors considered in evaluating impairment of our existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions. Generally, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Investments in unconsolidated entities are not considered impaired if the estimated fair value of the investment exceeds the carrying value of the investment and the decline is considered to be other than temporary. Management makes assumptions and estimates when considering impairments and actual results could vary materially from these assumptions and estimates.

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

We will not control the management of our properties. In order to maintain our status as a REIT for federal income tax purposes, we may not operate certain types of properties we acquire or participate in the decisions affecting their daily operations. Our success, therefore, will depend on our ability to select qualified and creditworthy tenants and managers who can effectively manage and operate the properties. Our tenants will be responsible for maintenance and other day-to-day management of the properties or will enter into agreements with third-party operators directly or by entering into operating agreements with third-party managers. Because our revenues will largely be derived from rents, our financial condition will be dependent on the ability of third-party tenants and/or operators to operate the properties successfully. We will attempt to enter into leasing agreements with tenants having substantial prior experience in the operation of the type of property being rented, however, there can be no assurance that we will be able to make such arrangements. Additionally, if we elect to treat property we acquire as a result of a borrower’s default on a loan or a tenant’s default on a lease as “foreclosure property” for federal income tax purposes, we will be required to operate that property through an independent contractor over whom we will not have control. If our tenants or third-party operators are unable to operate the properties successfully or if we select unqualified managers, then such tenants and operators might not have sufficient earnings to be able to pay our rent, which could adversely affect our financial condition.

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

Adverse weather conditions may damage certain properties we acquire and/or reduce our operators’ ability to make scheduled rent payments to us. Weather conditions may influence revenues at certain types of properties we acquire. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or reduced rainfall levels), excessive rain, avalanches, mudslides and floods. Adverse weather could reduce the number of people participating in activities at properties we acquire and have acquired. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which may cause damage (including, but not limited to property damage and loss of revenue) that is not generally insurable at commercially reasonable rates. Further, the physical condition of properties we acquire must be satisfactory to attract visitation. In addition to severe or generally inclement weather, other factors, including, but not limited to plant disease and insect infestation, as well as the quality and quantity of water, could adversely affect the conditions at properties we own and acquire or develop. Most properties have some insurance coverage that will offset such losses and fund needed repairs.

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

If we set aside insufficient reserves for capital expenditures, we may be required to defer necessary property improvements. If we do not have enough reserves for capital expenditures to supply needed funds for capital improvements throughout the life of the investment in a property, and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property that may cause the property to suffer from a greater risk of obsolescence, a decline in value and/or a greater risk of decreased cash flow as a result of attracting fewer potential tenants to the property and adversely affecting our tenants’ businesses. If we lack sufficient capital to make necessary capital improvements, then we may not be able to maintain projected rental rates for certain properties, and our results of operations and ability to pay distributions to our stockholders may be negatively impacted.

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

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments. When we acquire property by foreclosure following defaults under our mortgage, bridge or mezzanine loans, we have the economic and liability risks as the owner of such property. This additional liability could adversely impact our returns on mortgage investments.

Our loans will be subject to interest rate fluctuations. If we invest in fixed-rate, long-term loans and interest rates rise, the loans will yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid, because we will not be able to make new loans at the previously higher interest rate.

Lack of principal amortization of loans increases the risk of borrower default at maturity and delays in liquidating defaulted loans could reduce our investment returns and our cash available for distributions. Certain of the loans that we have made do not require the amortization of principal during their term. As a result, a substantial amount of, or the entire principal balance of such loans, will be due in one balloon payment at their maturity. Failure to amortize the principal balance of loans may increase the risk of a default during the term, and at maturity of loans. In addition, certain of our loans have or may have a portion of the interest accrued and payable upon maturity. We may not receive any of that accrued interest if our borrower defaults. A default under loans could have a material adverse effect on our ability to pay distributions to stockholders. Further, if there are defaults under our loans, we may not be able to repossess and sell the underlying properties or other security quickly. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a mortgaged property securing a loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due on our loan. Any failure or delay by a borrower in making scheduled payments to us may adversely affect our ability to make distributions to stockholders.

We may make loans on a subordinated and unsecured basis and may not be able to collect outstanding principal and interest. Although our loans to third parties are usually collateralized by properties pledged by such borrowers, we have made loans that are unsecured and/or subordinated in right of payment to such third parties’ existing and future indebtedness. In the event of a foreclosure, bankruptcy, liquidation, winding up, reorganization or other similar proceeding relating to such third party, and in certain other events, such third party’s assets may only be available to pay obligations on our unsecured loans after the third party’s other indebtedness has been paid. As a result, there may not be sufficient assets remaining to pay the principal or interest on the unsecured loans we may make.

Financing Related Risks

Continued uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, which could reduce the number of properties we may be able to acquire. The global and U.S. economy continued to struggle during 2009 and there continues to be uncertainty regarding the duration of the economic downturn as well as the full impact of these events on the global and U.S. economy, including our properties. If mortgage debt is unavailable on attractive terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, our ability to acquire properties may be limited and we risk being unable to refinance our existing debt upon maturity.

There is no guarantee that borrowing arrangements or other arrangements for obtaining leverage will be available, or if available, will be available on terms and conditions acceptable to us. Unfavorable economic conditions have increased financing costs and limited access to the capital markets. In addition, a decline in market value of our assets may have adverse consequences in instances where we borrow money based on the fair value of those assets. A decrease in market value of those assets may result in the lender requiring us to post additional collateral.

Currently, the market for credit facilities is very challenging and many lenders are actively seeking to reduce their balances outstanding by lowering advance rates on financed assets and increasing borrowing costs, to the extent such facilities continue to be available. In the event we are unable to maintain or extend existing and/or secure new lines of credit or collateralized financing on favorable terms, our ability to make investments and our ability to make distributions may be significantly impacted.

Anticipated borrowing creates risks. We have borrowed and will likely continue to borrow money to acquire assets, to preserve our status as a REIT or for other corporate purposes. We generally mortgage or put a lien on one or more of our assets in connection with any borrowing. We intend to maintain one or more revolving lines of credit of up to $150 million to provide financing for the acquisition of assets, although our board of directors could determine to borrow a greater amount. We may repay the line of credit using equity offering proceeds, including proceeds from our stock offering, proceeds from the sale of assets, working capital or long-term financing. We also have and intend to continue to obtain long-term financing. We may not borrow more than 300% of the value of our net assets without the approval of a majority of our Independent Directors and the borrowing must be disclosed and explained to our stockholders in our first quarterly report after such approval. Borrowing may be risky if the cash flow from our properties and other permitted investments is insufficient to meet our debt obligations. In addition, our lenders may seek to impose restrictions on future borrowings, distributions and operating policies, including with respect to capital expenditures and asset dispositions. If we mortgage assets or pledge equity as collateral and we cannot meet our debt obligations, then the lender could take the collateral, and we would lose the asset or equity and the income we were deriving from the asset.

Defaults on our borrowings may adversely affect our financial condition and results of operations. Defaults on loans collateralized by a property we own may result in foreclosure actions and our loss of the property or properties securing the loan that is in default. Such legal actions are expensive. For tax purposes, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt collateralized by the property. If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable income on the foreclosure and all or a portion of such taxable income may be subject to tax and/or required to be distributed to our stockholders in order for us to qualify as a REIT. In such case, we would not receive any cash proceeds to enable us to pay such tax or make such distributions. If any mortgages contain cross collateralization or cross default provisions, more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our financial condition, results of operations and ability to pay distributions to stockholders will be adversely affected.

Financing arrangements involving balloon payment obligations may adversely affect our ability to make distributions. Some of our fixed-term financing arrangements may require us to make “balloon” payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or sell a particular property. At the time the balloon payment is due, we may not be able to raise equity or refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. These refinancing or property sales could negatively impact the rate of return to stockholders and the timing of disposition of our assets. In addition, payments of principal and interest may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders. We may borrow money that bears interest at a variable rate and, from time to time, we may pay mortgage loans or refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make distributions to our stockholders.

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

Tax Related Risks

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes. We believe that we have been organized and have operated, and intend to continue to be organized and to operate, in a manner that will enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2004. A REIT is generally not subject to federal tax at the corporate level to the extent that it distributes annually at least 90% of its taxable income to its stockholders and meets other compliance requirements. We have not requested, and do not plan to request, a ruling from the IRS that we qualify as a REIT. Based upon representations made by our officers with respect to certain factual matters, and upon counsel’s assumption that we have operated and will continue to operate in the manner described in the representations and in our prospectus relating to our common stock offerings, our tax counsel, Arnold & Porter LLP, has rendered an opinion that we were organized and have operated in conformity with the requirements for qualification as a REIT and that our proposed method of operation will enable us to continue to meet the requirements for qualification as a REIT. Our continued qualification as a REIT will depend on our continuing ability to meet highly technical and complex requirements concerning, among other things, the ownership of our outstanding shares of common stock, the nature of our assets, the sources of our income, the amount of our distributions to our stockholders and the filing of TRS elections. No assurance can be given that we qualify or will continue to qualify as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT.

You should be aware that opinions of counsel are not binding on the IRS or on any court. The conclusions stated in the opinion of our tax counsel are conditioned on, and our continued qualification as a REIT will depend on, our company meeting various requirements.

If we fail to qualify as a REIT, we would be subject to additional federal income tax at regular corporate rates. If we fail to qualify as a REIT, we may be subject to additional federal income and alternative minimum taxes. Unless we are entitled to relief under specific statutory provisions, we also could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. Therefore, if we fail to qualify as a REIT, the funds available for distribution to stockholders would be reduced substantially for each of the years involved.

Our leases may be recharacterized as financings which would eliminate depreciation deductions on our properties. We believe that we would be treated as the owner of properties where we would own the underlying land, except with respect to leases structured as “financing leases,” which would constitute financings for federal income tax purposes. If the lease of a property does not constitute a lease for federal income tax purposes and is recharacterized as a secured financing by the IRS, then we believe the lease should be treated as a financing arrangement and the income derived from such a financing arrangement should satisfy the 75% and the 95% gross income tests for REIT qualification as it would be considered to be interest on a loan collateralized by real property. Nevertheless, the recharacterization of a lease in this fashion may have adverse tax consequences for us. In particular, we would not be entitled to claim depreciation deductions with respect to the property (although we should be entitled to treat part of the payments we would receive under the arrangement as the repayment of principal). In such event, in some taxable years our taxable income, and the corresponding obligation to distribute 90% of such income, would be increased. With respect to leases structured as “financing leases,” we will report income received as interest income and will not take depreciation deductions related to the real property. Any increase in our distribution requirements may limit our ability to invest in additional properties and to make additional mortgage loans. No assurance can be provided that the IRS would recharacterize such transactions as financings that would qualify under the 95% and 75% gross income tests.

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

The 25%, 10% and 5% REIT qualification tests are determined at the end of each calendar quarter. If we fail to meet any such test at the end of any calendar quarter, and such failure is not remedied within 30 days after the close of such quarter, we will cease to qualify as a REIT, unless certain requirements are satisfied.

Despite our REIT status, we remain subject to various taxes which would reduce operating cash flow if and to the extent certain liabilities are incurred. Even if we qualify as a REIT, we are subject to some federal, state and local taxes on our income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed real estate investment trust taxable income; (ii) “alternative minimum tax” on our items of tax preference; (iii) certain state income taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions;” (v) tax on gains from the sale of certain “foreclosure property;” (vi) tax on gains of sale of certain “built-in gain” properties; and (vii) certain taxes and penalties if we fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain our status as a REIT. Foreclosure property includes property with respect to which we acquire ownership by reason of a borrower’s default on a loan or possession by reason of a tenant’s default on a lease. We may elect to treat certain qualifying property as “foreclosure property,” in which case, the income from such property will be treated as qualifying income under the 75% and 95% gross income tests for three years following such acquisition. To qualify for such treatment, we must satisfy additional requirements, including that we operate the property through an independent contractor after a short grace period. We will be subject to tax on our net income from foreclosure property. Such net income generally means the excess of any gain from the sale or other disposition of foreclosure property and income derived from foreclosure property that otherwise does not qualify for the 75% gross income test, over the allowable deductions that relate to the production of such income. Any such tax incurred will reduce the amount of cash available for distribution.

We may be required to pay a penalty tax upon the sale of a property. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. The 2008 Housing and Economic Recovery Act changed the safe harbor rules such that a REIT, among other things, is required to hold the property for only two years rather than four years. We intend that we and our subsidiaries will hold the interests in our properties for investment with a view to long-term appreciation, to engage in the business of acquiring and owning properties, and to make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will only make sales that satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.

Company Related Risks

We may have difficulty funding distributions solely from cash flow from operations, which could reduce the funds we have available for investments and your overall return. There are many factors that can affect the availability and timing of distributions to stockholders. We expect to fund distributions principally from cash flows from operations; however, if our properties are not generating sufficient cash flow or our other operating expenses require it, we may fund our distributions from borrowings. If we fund distributions from borrowings, then we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed earnings and profits calculation on a tax basis, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain in the future.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets. Until we invest the proceeds of the offering in properties, we generally hold those funds in permitted investments that are consistent with preservation of liquidity and safety. The investments include money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. While we strive to hold these funds in high quality investments with quality institutions, there can be no assurance that continued or unusual declines in the financial markets will not result in a loss of some or all of these funds or reductions in cash flows from these investments.

We may not be able to pay distributions at an increasing rate. In the future, our ability to declare and pay distributions at our current or an increasing rate will be subject to evaluation by our board of directors of our current and expected future operating results, capital levels, financial condition, future growth plans, general business and economic conditions and other relevant considerations, and we cannot assure you that we will continue to pay distributions on any schedule or that we will not reduce the amount of or cease paying distributions in the future.

We may be unable to invest the proceeds we receive from our common stock offerings in a timely manner. We have and expect to continue to raise capital through our current and future common stock offerings. If we experience delays in using this capital to acquire properties or make loans, it may reduce the rate at which we pay distributions to our stockholders as a result of the dilution that occurs from uninvested offering proceeds. Additionally, if we are unable to locate suitable third-party tenants for our properties, it may further delay our ability to acquire properties.

Offering Related Risks

The price of our shares is subjective and may not bear any relationship to what a stockholder could receive if their shares were resold.

We determined the offering price of our shares in our sole discretion based on:

•	the price that we believed investors would pay for our shares;

•	estimated fees to be paid to third parties and to our Advisor and its affiliates; and

•	the expenses of this offering and funds we believed should be available for us to invest in properties, loans and other permitted investments.

There is no public market for our shares on which to base market value and there can be no assurance that one will develop. However, eighteen months following the completion of our last offering, we will be required to provide an estimated value of our shares to our stockholders.

Although we have adopted a redemption plan, we have discretion not to redeem your shares, to suspend the plan and to cease redemptions. Our redemption plan includes restrictions that limit a stockholders’ ability to have their shares redeemed. Our stockholders must hold their shares for at least one year before presenting for our consideration all or any portion equal to at least 25% of such shares to us for redemption, except for redemption sought upon death, qualifying disability, bankruptcy or unforeseeable emergency of a stockholder. We limit the number of shares redeemed pursuant to the redemption plan as follows: (i) at no time during any 12-month period, we may redeem no more than 5% of the weighted-average shares of our common stock at the beginning of such 12-month period and (ii) during each quarter, redemptions will be limited to an amount determined by our board and from the sale of shares under our dividend reinvestment plan during the prior quarter. The redemption plan has many limitations and you should not rely upon it as a method of selling shares promptly at a desired price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2009, through various limited partnerships and limited liability companies, we had invested in 115 real estate investment properties. The following tables set forth details about our property holdings by asset class beginning with wholly-owned properties followed by properties owned through joint venture arrangements. These properties are owned in fee simple interest and operated subject to long-term triple-net leases unless otherwise noted (in thousands):

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2009	Initial Purchase Price	Date Acquired
Ski and Mountain Lifestyle

Brighton Ski Resort— Brighton, Utah	1,050 skiable acres, seven chairlifts; permit and fee interests	Boyne	$15,834	$35,000	1/8/07

Crested Butte Mountain Resort— Mt. Crested Butte, Colorado	1,167 skiable acres, 16 chairlifts; permit and leasehold interest	Triple Peaks	$13,109	$41,000	12/5/08

Cypress Mountain— Vancouver, BC, Canada	358 skiable acres, five chairlifts; permit and fee interests	Boyne	$19,064	$27,500	5/30/06

Gatlinburg Sky Lift— Gatlinburg, Tennessee	Scenic chairlift; leasehold interest	Boyne	$—	$19,940	12/22/05

Jiminy Peak Mountain Resort— Hancock, Massachusetts	800 skiable acres, eight chairlifts; fee interest	FO Ski Resorts, LLC	$9,957	$27,000	1/27/09

Loon Mountain Resort— Lincoln, New Hampshire	275 skiable acres, ten chairlifts; leasehold, permit and fee interests	Boyne	$12,963	$15,539	1/19/07

Mount Sunapee Mountain Resort— Newbury, New Hampshire	230 skiable acres, ten chairlifts leasehold interest	Triple Peaks	$6,075	$19,000	12/5/08

Mountain High Resort— Wrightwood, California	290 skiable acres, 59 trails, 16 chairlifts; permit interest	Mountain High Resorts Associates, LLC	$—	$45,000	6/29/07

Northstar-at-Tahoe Resort— Lake Tahoe, California	2,480 skiable acres, 16 chairlifts; permit and fee interests	Booth	$42,131	$80,097	1/19/07

Okemo Mountain Resort— Ludlow, Vermont	624 skiable acres, 19 chairlifts; leasehold interest	Triple Peaks	$32,816	$72,000	12/5/08

Sierra-at-Tahoe Resort— South Lake Tahoe, California	1,680 skiable acres, 12 chairlifts; permit and fee interests	Booth	$19,353	$39,898	1/19/07

Sugarloaf Mountain Resort— Carrabassett Valley, Maine	525 skiable acres, 15 chairlifts; fee and leasehold interests	Boyne	$—	$26,000	8/7/07

Summit-at-Snoqualmie Resort— Snoqualmie Pass, Washington	1,697 skiable acres, 26 chairlifts; permit and fee interests	Boyne	$12,963	$34,466	1/19/07

Sunday River Resort— Newry, Maine	668 skiable acres, 18 chairlifts; leasehold, permit and fee interests	Boyne	$—	$50,500	8/7/07

The Village at Northstar— Lake Tahoe, California	79,898 leasable square feet	Booth	$—	$36,100	11/15/07

	Total		$184,265	$569,040

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2009	Initial Purchase Price	Date Acquired
Golf

Ancala Country Club—	18-hole private course	EAGLE	$7,349	$14,107	11/30/07
Scottsdale, Arizona

Arrowhead Country Club—	18-hole private course	EAGLE	$9,089	$17,357	11/30/07
Glendale, Arizona

Arrowhead Golf Club—	18-hole public course	EAGLE	$10,056	$15,783	11/30/07
Littleton, Colorado

Bear Creek Golf Club— Dallas, Texas	36-hole public course; leasehold interest	Billy Casper	$5,481	$11,100	9/8/06

Canyon Springs Golf Club—	18-hole public course	EAGLE	$7,554	$13,010	11/16/06
San Antonio, Texas

Clear Creek Golf Club— Houston, Texas	18-hole public course; concession-hold interest	EAGLE	$—	$1,888	1/11/07

Continental Golf Course—	18-hole public course	EAGLE	$3,868	$6,419	11/30/07
Scottsdale, Arizona

Cowboys Golf Club— Grapevine, Texas	18-hole public course; leasehold interest	EAGLE	$12,033	$25,000	12/26/06

David L. Baker Golf Course— Fountain Valley, California	18-hole public course; concession interest	EAGLE	$—	$9,492	4/17/08

Deer Creek Golf Club—	18-hole public course	EAGLE	$4,738	$8,934	11/30/07
Overland Park, Kansas

Desert Lakes Golf Club—	18-hole public course	EAGLE	$1,257	$2,637	11/30/07
Bullhead City, Arizona

Eagle Brook Country Club—	18-hole private course	EAGLE	$8,896	$16,253	11/30/07
Geneva, Illinois

Foothills Golf Club—	18-hole public course	EAGLE	$5,512	$9,881	11/30/07
Phoenix, Arizona

Forest Park Golf Course—	27-hole public course;	EAGLE	$—	$13,372	12/19/07
St. Louis, Missouri	leasehold interest

Fox Meadow Country Club—	18-hole private course	EAGLE	$4,517	$9,400	12/22/06
Medina, Ohio

Golf Club at Fossil Creek—	18-hole public course	EAGLE	$4,508	$7,686	11/16/06
Fort Worth, Texas

Hunt Valley Golf Club—	27-hole public course	EAGLE	$13,538	$23,430	11/30/07
Phoenix, Maryland

Kokopelli Golf Club—	18-hole public course	EAGLE	$5,608	$9,416	11/30/07
Phoenix, Arizona

Lake Park Golf Club— Dallas-Fort Worth, Texas	27-hole public course; concession-hold interest	EAGLE	$—	$5,632	11/16/06

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2009	Initial Purchase Price	Date Acquired
Golf (continued)

Lakeridge Country Club—	18-hole private course	EAGLE	$3,804	$7,900	12/22/06
Lubbock, Texas

Las Vegas Golf Club—	18-hole public course	EAGLE	$—	$10,951	4/17/08
Las Vegas, Nevada

Legend at Arrowhead Golf Resort—	18-hole public course	EAGLE	$6,092	$10,438	11/30/07
Glendale, Arizona

London Bridge Golf Club—	36-hole public course	EAGLE	$6,769	$11,805	11/30/07
Lake Havasu, Arizona

Majestic Oaks Golf Club—	45-hole public course	EAGLE	$6,962	$13,217	11/30/07
Ham Lake, Minnesota

Mansfield National Golf Club— Dallas-Fort Worth, Texas	18-hole public course; leasehold interest	EAGLE	$4,173	$7,147	11/16/06

Meadowbrook Golf & Country Club—	18-hole private course	EAGLE	$6,575	$11,530	11/30/07
Tulsa, Oklahoma

Meadowlark Golf Course— Huntington Beach, California	18-hole public course; leasehold interest	EAGLE	$—	$16,945	4/17/08

Mesa del Sol Golf Club— Yuma, Arizona	18-hole public course	EAGLE	$3,290	$6,850	12/22/06

Micke Grove Golf Course— Lodi, California	18-hole public course; leasehold interest	EAGLE	$—	$6,550	12/19/07

Mission Hills Country Club—	18-hole private course	EAGLE	$1,741	$4,779	11/30/07
Northbrook, Illinios

Montgomery Country Club—	18-hole private course	Traditional Golf	$—	$6,300	9/11/08
Laytonsville, Maryland

Painted Desert Golf Club—	18-hole public course	EAGLE	$5,222	$9,468	11/30/07
Las Vegas, Nevada

Painted Hills Golf Club—	18-hole public course	EAGLE	$1,854	$3,850	12/22/06
Kansas City, Kansas

Palmetto Hall Plantation Club—	36-hole public course	Heritage Golf	$3,743	$7,600	4/27/06
Hilton Head, South Carolina

Plantation Golf Club—	18-hole public course	EAGLE	$2,622	$4,424	11/16/06
Dallas-Fort Worth, Texas

Raven Golf Club at South Mountain—	18-hole public course	I.R.I. Golf	$6,278	$12,750	6/9/06
Phoenix, Arizona

Royal Meadows Golf Course—	18-hole public course	EAGLE	$1,165	$2,400	12/22/06
Kansas City, Missouri

Ruffled Feathers Golf Club— Lemont, Illinois	18-hole public course	EAGLE	$8,026	$13,883	11/30/07

Shandin Hills Golf Club— San Bernardino, California	18-hole public course; leasehold interest	EAGLE	$—	$5,249	3/7/08

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2009		Initial Purchase Price	Date Acquired
Golf (continued)

Signature Golf Course—	18-hole private course	EAGLE	$8,201		$17,100	12/22/06
Solon, Ohio

Stonecreek Golf Club—	18-hole public course	EAGLE	$8,509		$14,095	11/30/07
Phoenix, Arizona

Superstition Springs Golf Club—	18-hole public course	EAGLE	$6,189		$11,042	11/30/07
Mesa, Arizona

Tallgrass Country Club—	18-hole private course	EAGLE	$2,708		$5,405	11/30/07
Witchita, Kansas

Tamarack Golf Club—	18-hole public course	EAGLE	$4,351		$7,747	11/30/07
Naperville, Illinois

Tatum Ranch Golf Club—	18-hole private course	EAGLE	$2,321		$6,379	11/30/07
Cave Creek, Arizona

The Golf Club at Cinco Ranch—	18-hole public course	EAGLE	$4,419		$7,337	11/16/06
Houston, Texas

The Links at Challedon Golf Club—	18-hole public course	Traditional Golf	$—		$3,650	9/11/08
Mount Airy, Maryland

The Tradition Golf Club at Broad Bay—	18-hole private course	Traditional Golf	$5,770		$9,229	3/26/08
Virginia Beach, Virginia

The Tradition Golf Club at Kiskiack—	18-hole public course	Traditional Golf	$—		$6,987	3/26/08
Williamsburg, Virginia

The Tradition Golf Club at The Crossings—	18-hole public course	Traditional Golf	$—		$10,084	3/26/08
Glen Allen, Virginia

Valencia Country Club—	18-hole private course	Kemper Sports(1)	$18,621		$39,533	10/16/06
Santa Clarita, California

Weston Hills Country Club—	36-hole private course	Century Golf(1)	$16,651		$35,000	10/16/06
Weston, Florida

Weymouth Country Club— Medina, Ohio	18-hole private course	EAGLE	$5,040		$10,500	12/22/06

	Total		$255,100		$578,921

Attractions

Camelot Park— Bakersfield, California	Miniature golf course, go-karts, batting cages and arcade; fee and leasehold interest	PARC	$—	(2)	$948	10/6/06

Darien Lake— Buffalo, New York	978-acre theme park and waterpark	PARC	$5,854		$109,000	4/6/07

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2009		Initial Purchase Price	Date Acquired
Attractions (continued)

Elitch Gardens— Denver, Colorado	62-acre theme park and waterpark	PARC	$7,788		$109,000	4/6/07

Fiddlesticks Fun Center— Tempe, Arizona	Miniature golf course, bumper boats, batting cages and go-karts	PARC	$—	(2)	$5,016	10/6/06

Frontier City— Oklahoma City, Oklahoma	113-acre theme park	PARC	$1,011		$17,750	4/6/07

Funtasticks Fun Center— Tucson, Arizona	Miniature golf course, go-karts, batting cages, bumper boats and kiddie land with rides	PARC	$—	(2)	$6,424	10/6/06

Grand Prix Tampa— Tampa, Florida	Miniature golf course, go-kart and batting cages	PARC	$—	(2)	$3,254	10/6/06

Hawaiian Falls-Garland— Garland, Texas	11-acre waterpark; leasehold interest	HFE Horizon	$—	(2)	$6,318	4/21/06

Hawaiian Falls-The Colony— The Colony, Texas	12-acre waterpark; leasehold interest	HFE Horizon	$—		$5,807	4/21/06

Magic Springs and Crystal Falls— Hot Springs, Arkansas	70-acre theme park and waterpark	PARC	$—	(2)	$20,000	4/16/07

Mountasia Family Fun Center— North Richland Hills, Texas	Two miniature golf courses, go-karts, bumper boats, batting cages, paintball fields and arcade	PARC	$—	(2)	$1,776	10/6/06

Myrtle Waves Water Park—	20-acre waterpark;	PARC	$—	(2)	$9,100	7/11/08
Myrtle Beach, South Carolina	leasehold interest

Splashtown— Houston, Texas	53-acre waterpark	PARC	$828		$13,700	4/6/07

Waterworld— Concord, California	23-acre waterpark; leasehold interest	PARC	$637		$10,800	4/6/07

Wet’nWild Hawaii— Honolulu, Hawaii	29-acre waterpark; leasehold interest	Village Roadshow	$—		$25,800	5/6/09

White Water Bay— Oklahoma City, Oklahoma	21-acre waterpark	PARC	$1,123		$20,000	4/6/07

Wild Waves — Seattle, Washington	67-acre theme park and waterpark; leasehold interest	PARC	$1,359		$31,750	4/6/07

Zuma Fun Center— Charlotte, North Carolina	Miniature golf course, batting cages, bumper boats and go-karts	PARC	$—	(2)	$7,378	10/6/06

Zuma Fun Center— Knoxville, Tennessee	Miniature golf course, batting cages, bumper boats, rock climbing and go-karts	PARC	$—	(2)	$2,037	10/6/06

Zuma Fun Center— North Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	PARC	$—	(2)	$916	10/6/06

Zuma Fun Center— South Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	PARC	$—	(2)	$4,883	10/6/06

	Total		$18,600		$411,657

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2009		Initial Purchase Price	Date Acquired
Marinas

Beaver Creek Marina— Monticello, Kentucky	275 wet slips; leasehold interest	Marinas International	$—	(2)	$10,525	12/22/06

Brady Mountain Resort & Marina— Royal (Hot Springs), Arkansas	585 wet slips, 55 dry storage units; leasehold interest	Marinas International	$—		$14,140	4/10/08

Burnside Marina— Somerset, Kentucky	400 wet slips; leasehold interest	Marinas International	$—	(2)	$7,130	12/22/06

Crystal Point Marina—	200 wet slips;	Marinas	$—	(2)	$5,600	6/8/07
Point Pleasant, New Jersey		International

Eagle Cove Marina—	106 wet slips; leasehold and fee	Marinas	$—	(2)	$5,300	8/1/07
Byrdstown, Tennessee	interests	International

Great Lakes Marina—	350 wet slips, 150 dry storage	Marinas	$—	(2)	$10,088	8/20/07
Muskegon, Michigan	units	International

Holly Creek Marina—	250 wet slips; leasehold and	Marinas	$—	(2)	$6,790	8/1/07
Celina, Tennessee	fee interests	International

Lakefront Marina—	470 wet slips; leasehold and fee	Marinas	$—	(2)	$5,600	12/22/06
Port Clinton, Ohio	interests	International

Manasquan River Club—	199 wet slips	Marinas	$—	(2)	$8,900	6/8/07
Brick Township, New Jersey		International

Pier 121 Marina and Easthill Park—	1,007 wet slips, 250 dry storage	Marinas	$—	(2)	$37,190	12/22/06
Lewisville, Texas	units; leasehold interest	International

Sandusky Harbor Marina—	660 wet slips; leasehold and fee	Marinas	$—	(2)	$8,953	12/22/06
Sandusky, Ohio	interests	International

	Total		$—		$120,216

Additional Lifestyle Properties

Dealership

Route 66 Harley-Davidson— Tulsa, Oklahoma	46,000 square-foot retail and service facility with restaurant	Route 66 Harley Davidson, Inc	$—	(2)	$6,500	4/27/06

	Total		$—		$6,500

Multi-family Residential

Mizner Court at Broken Sound— Boca Raton, Florida	450-unit apartment complex	Greystar(1)	$85,413		$104,413	12/31/07

	Total		$85,413		$104,413

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2009	Initial Purchase Price		Date Acquired
Hotels

Coco Key Water Resort— Orlando, Florida	399-room waterpark hotel (closed during renovation)	N/A(1)	$6,427	$18,527		5/28/08

Great Wolf Lodge—Sandusky— Sandusky, Ohio	271-room waterpark resort	Great Wolf Resorts(1)	$31,862	$43,400	(3)	8/6/09	(3)

Great Wolf Lodge—Wisconsin Dells— Wisconsin Dells, Wisconsin	309-room waterpark resort	Great Wolf Resorts(1)	$26,321	$46,900	(3)	8/6/09	(3)

The Omni Mount Washington Resort and Bretton Woods Ski Area— Bretton Woods, New Hampshire	284-room hotel, 434 skiable acres and nine chairlifts	Omni Hotels Management Corporation(1)	$31,500	$45,000		6/23/06

	Total		$96,110	$153,827

Other

Granby Development Lands Granby, Colorado	1,553 acres with infrastructure and improvements such as roads, water, sewer, golf course invarious stages of completion	N/A	$—	$51,255		10/29/09

	Total		$—	$51,255

	Total Properties		$639,488	$1,995,829

FOOTNOTES:

(1)	These properties are operated by the indicated management companies under third-party management contracts.

(2)	These properties are pledged as collateral for a $100.0 million revolving line of credit as of December 31, 2009.

(3)	We acquired an initial partnership interest in these properties on October 4, 2005. We acquired all remaining partnership interests on August 6, 2009, and the amounts stated as initial purchase price represent the estimated fair value of these properties at that time.

As of December 31, 2009, we own interests in two unconsolidated ventures that are in the business of owning and leasing real estate. We own an 80% interest in the Intrawest Retail Village Properties and 81.9% interest in the Dallas Market Center. As of December 31, 2009, we have invested, through unconsolidated entities, in the following properties which are divided by asset class (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2009		Initial Purchase Price	Date Acquired
Destination Retail—Intrawest Venture

Village of Baytowne Wharf— Destin, Florida	56,104 leasable square feet	$10,168		$17,100	12/16/04

Village at Blue Mountain— Collingwood, ON, Canada	39,723 leasable square feet	$24,305	(1)	$10,781	12/3/04

Village at Copper Mountain— Copper Mountain, Colorado	97,928 leasable square feet	$11,166		$23,300	12/16/04

Village at Mammoth Mountain— Mammoth Lakes, California	57,924 leasable square feet	$12,574		$22,300	12/16/04

Village of Snowshoe Mountain— Snowshoe, West Virginia	39,846 leasable square feet	$4,948		$8,400	12/16/04

Village at Stratton— Stratton, Vermont	47,837 leasable square feet	$2,905		$9,500	12/16/04

Whistler Creekside— Vancouver, BC, Canada	70,802 leasable square feet	$—	(1)	$19,500	12/3/04

	Total	$66,066		$110,881

Merchandise Marts— DMC Venture

Dallas Market Center— International Floral and Gift Center— Dallas, Texas	4.8 million leasable square feet; leasehold and fee interests	$145,293		$260,659	2/14/05

	Total	$145,293		$260,659

	Total Properties	$211,359		$371,540

FOOTNOTE:

(1)	This amount encumbers both the Village at Blue Mountain and Whistler Creekside properties and was converted from Canadian dollars to U.S. dollars at an exchange rate of 1.049 Canadian dollars for $1.00 U.S. dollar on December 31, 2009.

In addition to the properties listed above, we made the following acquisition subsequent to December 31, 2009 (in thousands):

Name and Location	Description	Operator	Mortgages Payable	Initial Purchase Price	Date Acquired
Ancapa Isle Marina— Oxnard, California	438 wet slips; leasehold interest	Almar Management, Inc.	$2,841	$9,829	3/12/10

Ballena Isle Marina— Alameda, California	504 wet slips; leasehold interest	Almar Management, Inc.	$—	$8,179	3/12/10

Cabrillo Isle Marina— San Diego, California	463 slips; leasehold interest	Almar Management, Inc.	$6,820	$20,576	3/12/10

Ventura Isle Marina— Ventura, California	579 slips; leasehold interest	Almar Management, Inc.	$4,321	$16,418	3/12/10

	Total		$13,982	$55,002

Item 3.	Legal Proceedings

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

There were no matters submitted to a vote of our security holders during the fourth quarter of 2009.

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

As of December 31, 2009, the price per share of our common stock was $10.00. We determined the price per share based upon the price we believed investors would pay for the shares and upon the price at which our shares are currently selling. We did not take into account the value of the underlying assets in determining the price per share.

We are aware of sales of our common stock made between investors totaling 8,640 shares sold at an average price of $8.97 per share during 2009, 21,793 shares sold at an average price of $9.21 per share during 2008 and 16,293 shares sold at an average price of $8.96 per share during 2007.

As of December 31, 2009, we had cumulatively raised approximately $2.6 billion (260.1 million shares) in subscription proceeds including approximately $197.0 million (20.7 million shares) received through our dividend reinvestment plan pursuant to a registration statement on Form S-11 under the Securities Act of 1933. In addition, during the period January 1, 2010 through February 28, 2010, we raised an additional $34.7 million (3.5 million shares). As of March 15, 2010 we had approximately 80,083 common stockholders of record. The below is information about the Company’s completed and current offerings as of February 28, 2010:

Offering	Commenced	Closed	Maximum Offering	Total Offering Proceeds (in thousands)
1st (File No. 333-108355)	4/16/2004	3/31/2006	$2.0 billion	$520,728
2nd (File No. 333-128662)	4/4/2006	4/4/2008	$2.0 billion	1,520,035
3rd (File No. 333-146457)	4/9/2008	Ongoing	$2.0 billion	583,002

Total				$2,623,765

We intend to extend our current stock offering for a period of one year through April 9, 2011 and may have the ability to extend for another six months beyond that date upon meeting certain criteria. On or prior to December 31, 2011, our board of directors will consider an evaluation of our strategic options, which may include, but are not limited to, listing on a national securities exchange, merging with another public company or selling.

We have used the proceeds from these offerings primarily in our investing activities, including the acquisition of properties, the making of loans, investments in unconsolidated entities and for other capital expenditures. In addition, we used these offering proceeds to reimburse and compensate our Advisor and its affiliates for acquisition fees and costs incurred on our behalf, to pay offering costs, selling commissions and marketing support fees to our Managing Dealer and to make redemptions in connection with our redemption plan. As of December 31, 2009, approximately $2.4 billion in total proceeds raised were used in the above mentioned activities and are allocated as follows (in thousands):

Investing activities	$1,868,390
Acquisition fees and costs to advisor	146,488
Fees to Managing Dealer	232,696
Redemptions	119,819

Total	$2,367,393

Distributions. We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including:

•	Sources of cash available for distribution such as current year and inception to date cumulative cash flows, FFO and MFFO, as well as, expected future long-term stabilized cash flows, FFO and MFFO;

•	The proportion of distributions paid in cash compared to that which is being reinvested through our reinvestment program; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

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

For the years ended December 31, 2009 and 2008, approximately 4.4% and 41.0%, respectively, of the distributions paid to stockholders were considered taxable income and approximately 95.6% and 59.0%, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2009 and 2008, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement. In determining the apportionment between taxable income and a return of capital, the amounts distributed to stockholders (other than any amounts designated as capital gains dividends) in excess of current or accumulated Earnings and Profits (“E&P”) are treated as a return of capital to the stockholders. E&P is a statutory calculation, which is derived from net income and determined in accordance with the IRS. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

The following table represents total distributions declared including cash distributions, distributions reinvested and distributions per share for the years ended December 31, 2009 and 2008 (in thousands except per share data):

Periods	Cash Distributions	Distributions Reinvested	Total Distributions Declared	Distributions Per Share
2009 Quarter
First	$18,613	$16,304	$34,917	$0.1538
Second	24,048	20,237	44,285	0.1913
Third	20,250	16,910	37,160	0.1563
Fourth	20,924	17,167	38,091	0.1563

Year	$83,835	$70,618	$154,453	$0.6577

2008 Quarter
First	$15,851	$14,060	$29,911	$0.1538
Second	16,522	14,839	31,361	0.1538
Third	17,139	15,632	32,771	0.1537
Fourth	18,049	16,266	34,315	0.1537

Year	$67,561	$60,797	$128,358	$0.6150

We paid distributions for the year ended December 31, 2008 with cash flows generated from operating activities. A portion of the distributions paid for the year ended December 31, 2009 was funded from excess cash flows from operating activities in prior years and borrowings.

Redemption of Shares. We redeem shares pursuant to our redemption plan, which is designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. The following table presents information about redemptions for the year ended December 31, 2009:

2009 Quarter	First	Second	Third	Fourth	Year
Redemptions Requested	2,268	3,409	1,762	1,872	9,311
Shares Redeemed	2,268	2,112	1,758	1,849	7,987
Redemption Request Unfulfilled(1)	—	1,297	1,301	1,324	1,324
Average Price Paid Per Share	$9.55	$9.58	$9.70	$9.35	$9.55

FOOTNOTE:

(1)	Unfulfilled requests will be redeemed on a pro rata basis as described below. In the fourth quarter of 2009, we redeemed all unfulfilled requests from the third quarter of 2009 and 29.3% of new redemption requests.

For the year ended December 31, 2009, we received total redemption requests of approximately 9.3 million shares, of which 8.0 million shares were redeemed on a pro rata basis with the remaining 1.3 million shares redeemed at the end of the first quarter of 2010. For the year ended December 31, 2008, we received redemption requests for approximately 3.6 million shares, all of which were redeemed in the period they were requested.

In March 2010, we amended our redemption plan to provide clarity about the board of directors’ discretion in establishing the amount of redemptions that may be processed each quarter and to allow certain priority groups of stockholders with requests made pursuant to circumstances such as death, qualifying disability, bankruptcy or unforeseeable emergency to have their redemption requests processed ahead of the general stockholder population. In addition, our board of directors determined that we will redeem shares pursuant to the redemption plan in an amount totaling $7.5 million per calendar quarter beginning in the second quarter of 2010. Our board of directors will continue to evaluate and determine the amount of shares to be redeemed based on what it believes to be in the best interests of the Company and our stockholders, as the redemption of shares dilutes the amount of cash available to make acquisitions.

We are not obligated to redeem shares under our redemption plan. However, if we elect to redeem shares, the aggregate amount of funds that will be used to redeem shares pursuant to the redemption plan will be determined on a quarterly basis in the sole discretion of our board of directors and may be less than, but is not expected to exceed, the aggregate proceeds received through our dividend reinvestment plan. At no time during a 12-month period, however, may the number of shares we redeem pursuant to the redemption plan (if we determine to redeem shares) exceed 5% of the weighted-average shares of our common stock at the beginning of such 12-month period. To date we have not exceeded this limit, and we do not anticipate that we will reach the maximum number of shares redeemable under our Redemption Plan during the next twelve months.

Subject to certain restrictions discussed below, we may redeem shares, from time to time, at the following prices:

•	92.5 % of the original purchase price per share for stockholders who have owned their shares for at least one year;

•	95.0% of the original purchase price per share for stockholders who have owned their shares for at least two years;

•	97.5% of the original purchase price per share for stockholders who have owned their shares for at least three years; and

•	for stockholders who have owned their shares for at least four years, a price determined by our board of directors but in no event less than 100.0 % of the original purchase price per share.

During the period of any public offering, the repurchase price will not exceed the current public offering price of the shares. If there is no current offering, the redemption price will not exceed the estimated fair market value of the shares as determined by the discretion of management. In addition, we have the right to waive the above holding periods and redemption prices in the event of the death, qualifying disability, bankruptcy or unforeseeable emergency of a stockholder as defined under the plan. Redemption of shares issued pursuant to our dividend reinvestment plan will be priced based upon the purchase price from which shares are being reinvested.

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

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and we have determined to redeem shares, we will redeem pending requests at the end of each quarter in the following order:

(i)	pro rata as to redemptions sought upon a stockholder’s death;

(ii)	pro rata as to redemptions sought by stockholders with a qualifying disability;

(iii)	pro rata as to redemptions sought by stockholders subject to bankruptcy;

(iv)	pro rata as to redemptions sought by stockholders in the event of an unforeseeable emergency;

(v)	pro rata as to stockholders subject to mandatory distribution requirements under an individual retirement arrangement (an “IRA”);

(vi)	pro rata as to redemptions that would result in a stockholder owning less than 100 shares; and

(vii)	pro rata as to all other redemption requests.

With respect to a stockholder whose shares are not redeemed due to insufficient funds in that quarter, the redemption request will be retained by us unless it is withdrawn by the stockholder, and such shares will be redeemed in subsequent quarters as funds become available and before any subsequently received redemption requests are honored, subject to the priority for redemption requests listed in (i) through (vi) above. Until such time as the company redeems the shares, a stockholder may withdraw its redemption request as to any remaining shares not redeemed.

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

Issuer Purchases of Equity Securities. The following table presents details regarding our repurchase of securities between October 1, 2009 and December 31, 2009 (in thousands).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased under the Plan
October 1, 2009 through October 31, 2009	—		—	3,021,243
November 1, 2009 through November 30, 2009	—		—	3,021,243
December 1, 2009 through December 31, 2009	1,848,727	$9.35	1,848,727	2,522,708	(1)

Total	1,848,727		1,848,727

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The following selected financial data for CNL Lifestyle Properties, Inc. should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. —Financial Statements and Supplementary Data” (in thousands except per share data):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:
Revenues	$253,271	$210,415	$139,422	$21,887	$227
Operating income (loss)	13,012	57,578	34,661	1,295	(4,984)
Income (loss) from continuing operations(1)	(19,320)	34,240	35,356	19,250	6,583
Discontinued operations(2)	—	2,396	169	135	—
Net income (loss)(1)	(19,320)	36,636	35,525	19,385	6,583
Net income (loss) per share (basic and diluted):
From continuing operations	(0.08)	0.16	0.22	0.31	0.33
From discontinued operations	—	0.01	—	—	—
Weighted average number of shares outstanding (basic and diluted)	235,873	210,192	159,807	62,461	19,796
Distributions declared(3)	154,453	128,358	94,067	33,726	10,096
Distributions declared per share	0.66	0.62	0.60	0.56	0.54
Cash provided by operating activities	62,400	118,782	117,212	45,293	4,616
Cash used in investing activities	141,884	369,193	1,221,387	562,480	199,063
Cash provided by financing activities	53,459	424,641	842,894	721,293	251,542

	Year Ended December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Real estate investment properties, net	$2,021,188	$1,862,502	$1,603,061	$464,892	$20,953
Investments in unconsolidated entities	142,487	158,946	169,350	178,672	212,025
Mortgages and other notes receivable, net	145,640	182,073	116,086	106,356	3,171
Cash	183,575	209,501	35,078	296,163	93,804
Total assets	2,672,128	2,529,735	2,042,210	1,103,699	336,795
Long-term debt obligations	639,488	539,187	355,620	69,996	—
Line of credit	99,483	100,000	—	3,000	4,504
Total liabilities	822,912	707,363	424,896	104,505	12,163
Rescindable common stock	—	—	—	21,688	—
Stockholders’ equity	1,849,216	1,822,372	1,617,314	977,506	324,632

Other Data:
Funds from operations (“FFO”)(1) (4)	120,576	148,853	118,378	40,037	14,170
FFO per share	0.51	0.71	0.74	0.64	0.72
Modified funds from operations (“MFFO”)(4)	141,422	148,853	118,378	40,037	14,170
MFFO per share	0.60	0.71	0.74	0.64	0.72
Properties owned directly at the end of period	107	104	90	42	1
Properties owned through unconsolidated entities at end of the period	8	10	10	10	10
Investments in mortgages and other notes receivable at the end of period	10	11	9	7	1

FOOTNOTES:

(1)	For the year ended December 31, 2009, acquisition fees and miscellaneous acquisition costs of approximately $14.6 million, which were historically capitalized, were expensed as a result of new accounting standards effective January 1, 2009 which has significantly impacted our net income (loss).

(2)	On December 12, 2008, we sold our Talega Golf Course property. In accordance with GAAP, we have reclassified and included the results from the property sold in 2008 as discontinued operations in the consolidated statements of operations for all periods presented.

(3)	Cash distributions are declared by the board of directors and generally are based on various factors, including expected and actual net cash from operations and our general financial condition, among others. Approximately 4.4%, 41.0%, 58.0%, 71.9% and 51.9%, of the distributions received by stockholders were considered to be taxable income and approximately 95.6%, 59.0%, 42.0%, 28.1%, and 48.1% were considered a return of capital for federal income tax purposes for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively. We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital, as described in our advisory agreement.

(4)	FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, which is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance. In addition to FFO, we use MFFO, which excludes acquisition-related costs and non-recurring charges such as the write-off of in-place lease intangibles, other similar costs associated with lease terminations and fair value adjustments of contingent purchase price obligations in order to further evaluate our ongoing operating performance.

FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis determined under GAAP. We believe that FFO is helpful to investors and our management as a measure of operating performance, because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income (loss) alone.

We believe MFFO is helpful to our investors and our management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities, such as the payment of acquisition expenses that are directly associated with property acquisition, and other non-operating items historically included in the computation of FFO such as non-recurring charges associated with lease terminations and the write-off of in-place lease intangibles and other deferred charges. Acquisition expenses are paid for with proceeds from our common stock offerings or debt proceeds rather than paid for with cash generated from operations. Costs incurred in connection with acquiring a property are generally added to the contractual lease basis of the property thereby generating future incremental revenue rather than creating a current periodic operating expense and are funded through offering proceeds rather than operations. Similarly, new accounting standards require us to estimate any future contingent purchase consideration at the time of acquisition and subsequently record changes to those estimates or eventual payments in the statement of operations even though the payment is funded by offering proceeds. Previously under GAAP, these amounts would be capitalized, which is consistent with how these incremental payments are added to the contractual lease basis used to calculate rent for the related property and generate future rental income. Therefore, we exclude these amounts in the computation of MFFO. By providing MFFO, we present information that is more consistent with management’s long term view of our core operating activities and is more reflective of a stabilized asset base.

Accordingly, we believe that in order to facilitate a clear understanding of our operating performance between periods and as compared to other equity REITs, FFO and MFFO should be considered in conjunction with our net income (loss) and cash flows as reported in the accompanying consolidated financial statements and notes thereto. Because acquisition fees and costs and adjustments to contingent purchase price obligations were not required to be expensed under GAAP prior to January 1, 2009, MFFO for the prior periods is the same as FFO. FFO and MFFO (i) do not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO or MFFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income (loss)), (ii) are not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as alternatives to net income (loss) determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO or MFFO as presented may not be comparable to amounts calculated by other companies.

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 (in thousands except per share data):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Net income (loss)	$(19,320)	$36,636	$35,525	$19,385	$6,583
Adjustments:
Depreciation and amortization	124,040	98,901	64,883	8,489	17
Gain on sale of real estate investment properties	—	(4,470)	—	—	—
Net effect of FFO adjustment from unconsolidated entities(a)	15,856	17,786	17,970	12,163	7,570

Total funds from operations	$120,576	$148,853	$118,378	$40,037	$14,170

Acquisition fees and costs(b)	14,616	—	—	—	—
Contingent purchase price consideration(c)	3,472	—	—	—	—
Write-off of non-cash deferred charges(d)	2,758	—	—	—	—

Modified funds from operations	$141,422	$148,853	$118,378	$40,037	$14,170

Weighted average number of shares of common stock outstanding (basic and diluted)	235,873	210,192	159,807	62,461	19,796

FFO per share (basic and diluted)	$0.51	$0.71	$0.74	$0.64	$0.72

Modified FFO per share (basic and diluted)	$0.60	$0.71	$0.74	$0.64	$0.72

FOOTNOTES:

(a)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the hypothetical liquidation at book value (“HLBV”) method.

(b)	Acquisition fees and costs that were directly identifiable with properties acquired were not required to be expensed under GAAP prior to January 1, 2009. Accordingly, no adjustments to funds from operations are necessary for periods prior to 2009.

(c)	In connection with the acquisition of Wet’n’Wild Hawaii, we recorded the fair value of the additional incremental contingent purchase price consideration as a result of the property exceeding certain performance thresholds which entitled the seller to additional contingent purchase consideration above what we initially estimated at the acquisition date. In accordance with GAAP, this amount is required to be expensed even though it is funded by offering proceeds and added to the contractual lease basis used to calculate rent.

(d)	This amount includes non-recurring charges associated with lease terminations such as the write-off of in-place lease intangibles and other deferred charges. Prior to January 1, 2009, there were no lease terminations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

CNL Lifestyle Properties, Inc. was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we lease on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators that we consider to be significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We also make and acquire loans (including mortgage, mezzanine and other loans) generally collateralized by interests in real estate. We currently operate and have elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2004. We have retained CNL Lifestyle Company, LLC, as our Advisor to provide management, acquisition, advisory and administrative services.

All capitalized terms used herein but not defined shall have the meanings described to them in the “Definitions” section of our Prospectus.

GENERAL

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of March 15, 2010, we had a portfolio of 119 lifestyle properties which when aggregated by initial purchase price was diversified as follows: approximately 28.0% in ski and mountain lifestyle, 24.6% in golf facilities, 17.5% in attractions, 7.5% in marinas and 22.4% in additional lifestyle properties. These assets consist of 22 ski and mountain lifestyle properties, 53 golf facilities, 21 attractions, 15 marinas and eight additional lifestyle properties. Eight of these 119 properties are owned through unconsolidated ventures.

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

The economic recession and tightened credit markets have created challenges for us and our tenants in 2009. We cannot predict the extent to which these negative trends will continue, worsen or improve or the timing and nature of any changes to the macroeconomic environment, including the impact it may have on our future results of operations and cash flows. However, in response to the economic and market pressures, we have focused on liquidity, maintained a strong balance sheet with significant cash balances and low leverage, proactively monitored tenant performance, restructured tenant leases when necessary and strengthened relationships with key constituents including tenants and lenders. With this disciplined management approach, we believe we are well positioned to take advantage of future buying opportunities.

Our research indicates that consumers are still spending time and money on the type of lifestyle and leisure activities supported by our properties. The rising trend in “staycations”, which is generally defined as a period of time in which an individual or family engages in nearby leisure activities or takes regional day trips from their home to area attractions as opposed to taking destination or fly-to vacations, that emerged in 2008 continued into 2009. Even in a down market, spending on leisure pursuits continues. While certain consumers reduce their spending, they continue to seek leisure and recreational outlets to create memories with family and friends. We believe that many of our properties are managing through the recession because of their accessible drive-to locations and the types of activities and experiences offered at a range of affordable price points. This is evidenced by the generally sustained or only modest decreases in visitation levels, on average across our portfolio. See “Asset Classes and Industry Trends” below for additional information about recent trends impacting the industries in which we operate.

Across our portfolio, we have begun to see early indications of recovery including increased ski visitation and spending in the 2009/2010 season as well as slight rise in early booking trends for events at certain golf properties. We have also noticed a trend in the popular press known as “recession fatigue” or “frugal fatigue”, defined as mental exhaustion caused by constant frugality during hard economic times, reportedly responsible for the rise in consumer spending in recent months.

We will continue to focus on property acquisitions and other investments with increased focus on the management and oversight of our existing assets. We have, and intend to maintain, low leverage and have more favorable FFO and MFFO payout ratios than most of our competitors. Our conservative lease structures generally require security deposits and include cross-default provisions when multiple properties are leased to a single tenant.

We experience competition from other REITs, real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds and other investors, including, but not limited to, banks and insurance companies, many of which have historically had greater financial resources than us in the acquisition, leasing and financing of properties within our targeted asset classes. However, due to the current economic conditions in the U.S. financial markets, the capital resources available to these competitor sources has continued to decrease and debt financing continues to be scarce. As capital availability improves, our competition for investments will likely increase or return back to historical levels. These competitors may also have a lower cost of capital and may be subject to less regulation. The level of competition impacts our ability to find both real estate investments and tenants. We may also face competition from other funds in which affiliates of our Advisor may participate or advise.

In general, we believe there is a lower level of competition for the types of assets that we have acquired and intend to acquire in comparison to traditional or core real estate asset classes. Some of our targeted asset classes, such as golf, have experienced a reduction in new supply to normalize with demand, and many of our asset classes have inherently high barriers to entry. The process of obtaining permits to create a new ski resort or marina is highly regulated and significantly more difficult than obtaining permits for the construction of new office or retail space and there are significant location constraints. Further, we believe that our focus in specialty and lifestyle asset classes allows us to take advantage of unique opportunities.

We continue to believe that our properties have long-term value, and we will continue to manage our portfolio through these temporary and cyclical market conditions with a long-term view. Our portfolio contains unique, iconic or nonreplicable properties with long-established operating histories. The following information shows the average operating history of each of our operating asset classes based on the date the properties in our portfolio were first opened. Further, it demonstrates the longevity of these assets through a number of economic down-cycles during their operating history.

SOURCE: Economic Cycles as defined by the National Bureau of Economic Research. Average years of operation by property and asset class compiled from Schedule III as included in this filing on form 10-K.

ASSET CLASS AND INDUSTRY TRENDS

Although we generally lease our properties to tenant operators that bear the primary variability in property performance and net operating results, certain economic and industry trends that impact our tenants’ operations can ultimately impact our operating performance. For example, positive growth in visitation and per capita spending may result in our receipt of additional contingent rent and declines may impact our tenants’ ability to pay rent to us.

Ski and mountain lifestyle. According to the National Ski Area Association (NSAA) and the Kottke National End of Season Survey 2008/2009, the U.S. ski industry recorded a robust 57.4 million ski and snowboard visits for the 2008/2009 ski season, representing the fourth highest total on record. This mark is 5.12%

below the all-time record set the previous year when skier visits tallied 60.5 million, breaking the 60 million mark for the first time. On average, our ski resorts outperformed the industry for 2008/2009, finishing the ski season with skier visits totaling 5.93 million, or 5.10% below the record previous year. As the 2008/2009 season began, the nation had entered a severe recession. However, despite this overall economic downturn, our Ski and Mountain Lifestyle portfolio, as well as the U.S. ski industry generally fared well showing underlying resilience in the face of recessionary pressures. A study published by NSAA in the fall of 2008, authored by Noland Rosall of RRC Associates, noted that in the previous three U.S. recessions snow conditions trumped economy as the principal influencer of skier visit volume. Entering the 2009/2010 ski season, our resorts saw strong sales of season passes, with at least one large resort on track to set an all-time record for revenues and units sold. As of the date of this filing, although the 2009/2010 season is not completed, we have seen revenues per visit trends improved over the 2008/2009 season, with visitors showing they were more willing to spend on retail items and food and beverage, in addition to “core” revenue areas including lift tickets, ski and snowboard rentals, and ski school. The trend experienced in the 2008/2009 ski season that saw regional destination and day ski resorts prosper to a greater extent than fly-to destination resorts, continues to affect the U.S. ski industry in general, as well as our ski portfolio. Since our portfolio is dominated by regional and day ski resorts located near large drive-to markets, it is well positioned to continue benefitting from this trend.

Golf. According to a 2010 State-of-the-Industry Presentation by the National Golf Foundation (NGF), the leading golf participation indicators have remained generally flat over the past five years. The number of rounds played in the U.S. is relatively stable averaging just under 500 million rounds annually and the number of golfers has remained steady over the past seven years totaling approximately 28.6 million in 2009. Even during the current economic slowdown, NGF and Golf Datatech reported that the total rounds played in the U.S. for the twelve month period ended December 2009 was down only 0.6% from the same period in 2008. Additionally, the net supply of facilities (openings less closures) has declined in each of the last four years, and going forward, the NGF expects that the trend will continue until supply and demand reach equilibrium. The most financially impacted facilities have been the private clubs with large initiation or dues structures, resort facilities, and facilities with a large group outing and event business. The majority of our facilities are daily fee facilities. Our largest tenant, EAGLE Golf reported a 0.9% increase in the number of rounds played in 2009 versus 2008 for the facilities they operate.

Attractions. Our properties include regional gated amusement parks and water parks that generally draw most of their visitation from local markets. Regional and local attractions have historically been somewhat resistant to recession, with inclement weather being a more significant factor impacting attendance. Our portfolio on average experienced a modest decline in attendance and per capita spending primarily as a result of unusually rainy weather and the recessionary conditions. Our largest attractions operator, PARC Management, reported an average decline in attendance of 3.2% in 2009 as compared to 2008 across our seven largest gated amusement parks. According to the most recent IBIS World Industry Report for “Amusement & Themeparks in the US” released on December 1, 2009, revenues at domestic parks are expected to grow by an average annual rate of 2.1% over the next five years. Although the economic recession may have impacted the rate of expected industry growth, we continue to believe based on these trends and industry research that the attraction properties in our portfolio have the potential for long term growth and revenue generation.

Marinas. The marinas sector is highly fragmented with over 70% of marinas being privately owned and the remainder largely held by municipalities. Common industry drivers are boat ownerships, slip rental, and occupancy. Marina operators are affected by government regulations, rising fuel prices, and general economic conditions. During 2009, our properties included 11 marinas primarily in the Southeast, Mid Atlantic and Great Lakes regions. According to the IBIS World Industry Report on “Marinas in the US”, the industry is relatively mature and revenue is forecasted to grow by approximately 1.0% per annum over the next five years. The report also indicates that the economic recession has had a relatively limited impact on the industry, as revenues fell approximately 1.7% in 2008 as compared to 2007, and was anticipated to decrease approximately 5.7% in 2009 across the country. High barriers to entry limit the supply of competing properties and demand is projected to remain steady with a gradual rise over the next five years.

We continue to closely monitor the performance of all tenants, their financial strength and their ability to pay rent under the leases for our properties. Our asset managers review operating results and rent coverage compared to budget for each of our properties on a monthly basis, monitor the local and regional economy, competitor activity, and other environmental, regulatory or operating conditions for each property, make periodic site visits and engage in regular discussions with our tenants.

LIQUIDITY AND CAPITAL RESOURCES

General

During the year ended December 31, 2009, we focused on maintaining our liquidity and the preservation of capital with significant cash on hand. Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other permitted investments and for the payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans are generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, from interest payments on the loans we make, interest earned on our cash balances and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could significantly decrease our ability to pay distributions to our stockholders. In addition, we have a revolving line of credit of $100.0 million to ensure we have cash available for future acquisitions and working capital needs.

We intend to continue to acquire properties, make loans and other permitted investments within the parameters of our conservative investment policies, with proceeds from our public offerings, our line of credit and long-term debt financing. If sufficient capital is not raised, or if affordable debt is unavailable, it could limit our ability to acquire additional properties or make loans and permitted investments.

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to continue to be generated from properties, loans and other permitted investments to cover a significant portion of such distributions and any temporary shortfalls are expected to be funded with cash borrowed under our line of credit. In the event that our properties do not perform as expected or that we are unable to acquire properties at the pace expected, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long-term. Our ability to acquire properties is in part dependent upon our ability to locate and contract with suitable third-party tenants. The inability to locate suitable tenants may delay our ability to acquire certain properties. Delays in acquiring properties or making loans with the capital raised from our common stock offerings may adversely affect our ability to pay distributions to our existing stockholders.

We believe that our current liquidity needs to pay operating expenses, debt service and distributions to stockholders will be adequately covered by cash generated from operating activities and cash on hand. We have no significant debt maturities coming due in the near term other than our $100.0 million revolving line of credit maturing in October 2010. We are currently in negotiations with a syndicate of lenders and have entered into a non-binding letter of intent to replace the existing credit facility with a new line with up to $100.0 million in total borrowing capacity expiring in 2013. We anticipate closing on the new credit facility late in the first quarter of 2010, however, there can be no assurances that the credit facility will be obtained. The acquisition of additional real estate investments will be dependent upon the amount and pace of capital raised through our public offerings and our ability to obtain additional long-term debt financing, both of which have been affected by the economic environment.

Recent Market Conditions

The global and U.S. economy continued to struggle during 2009 and there continues to be uncertainty regarding the duration of the economic downturn as well as the full impact of these events on our properties. We continue to monitor economic events, capital markets and the financial stability of our tenants in an effort to minimize the impact of the economic downturn. While we remain cautious about the state of the economy, we also believe that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are unavailable. As of December 31, 2009, we had approximately $183.6 million in cash available to support our business and to acquire new properties. The following is a summary of how the current economic crisis has impacted us to date and how we believe it may impact us going forward with respect to capital markets and our existing operations.

Impact on Capital Markets—We have continued to see a limited availability of debt. Where debt is available, we have seen an increase in our cost of borrowing over historical rates, which we expect to continue. We continue to maintain a low leverage ratio, which was approximately 27.7% at December 31, 2009. Consistent with the entire unlisted REIT industry, sales of our common stock were lower for the year ended December 31, 2009 as compared to the year ended December 31, 2008. For the year ended December 31, 2009, our average monthly sales of common stock were approximately $24.4 million as compared to approximately $32.2 million for the year ended December 31, 2008. Reduced sales of our stock and difficulties accessing debt markets may reduce the amount of capital that we have available to take advantage of future acquisition opportunities or manage our assets. We have also seen an increase in redemption requests which we believe is in part due to the fact that several non-listed REITs have suspended their redemption programs. This has reduced proceeds from our dividend reinvestment plan available to acquire properties and make other investments. We recently amended the terms of our redemption plan to clarify the board of directors’ discretion in establishing the amount of redemptions that will be processed each quarter and to allow for certain priority groups that will have redemption requests processed ahead of the general shareholder population.

Impact on Tenants’ Operations—As noted above, although visitation at our properties has generally been sustained or only slightly changed, spending per visit declined, which resulted in reduced revenues and profitability of most of our tenants. Many of our tenants have also been unable to obtain working capital lines of credit or renew existing lines of credit due to the current state of the economy and the capital markets and have had difficulty obtaining additional equity from their capital partners. This created working capital shortages for some tenants in 2009, particularly during off season months and in a number of cases has impacted their ability to pay the full amount of rent due under their leases.

To partially alleviate this situation, in 2009 we restructured the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy period. In other cases, we have restructured lease terms to allow for rent deferrals or reductions for a period of time to provide temporary relief that then become payable in later periods of the lease term. In total, we granted the following aggregate lease restructures as of December 31, 2009: (i) refunded $29.9 million in tenant security deposits, of which $7.5 million was replenished, (ii) deferred $31.4 million in 2009 scheduled rental payments, (iii) amended lease terms which resulted in a $12.4 million reduction in annualized straight-line rents and (iv) agreed to provide a lease allowance of up to $14.6 million of which approximately $11.5 million was funded as of December 31, 2009, with the remaining $3.1 million funded in January 2010. In exchange for these restructures, we have generally required tenants to (i) eventually replace security deposits up to specified amounts, (ii) pay deferred rent over future years during the lease term and (iii) pay higher future base rents to offset near-term reductions. In certain leases, we obtained a pledge of stock of the tenant entities and adjusted percentage rents.

We also terminated our leases on two golf properties and one additional lifestyle property and engaged nationally recognized management companies to operate the properties on our behalf. In the event that a tenant defaults, and is evicted from our property’s operations, applicable tax laws permit us to engage a third-party manager to operate the property on our behalf for a period of time until we can re-lease it to a new tenant. During this period, the property continues to operate and we receive any net earnings from the property, which may be less than the rents that were contractually due under the prior leases. Any taxable income from these properties will be subject to income tax until we re-lease these properties to new tenants.

The rent deferrals granted and the lease allowances paid in 2009 directly reduce our cash flows from operating activities for the year. However, these deferrals did not significantly affect our net operating results or funds from operations for the year ending December 31, 2009 due to the straight-lining of rents in accordance with GAAP, which means the total of all contractual rents due over the term of the lease are averaged and recognized evenly as rental income over the term of the lease. Other restructures, such as the reductions in lease rates and the future amortization of lease allowances against rental income have and will reduce our net operating results in current and future periods. Although we can provide no assurances, we believe that the operations of our properties will ultimately return to pre-recession levels and that the amount of rent we have deferred is collectible in later periods. Further, we have evaluated and determined in accordance with GAAP that these properties are not impaired based on the expected operating results of the properties over the estimated holding period and rents we expect to receive over the term of the leases. We believe we have sufficient cash on hand to offset any adverse effects on our operations that could result from a downturn in our tenants’ businesses in the coming year.

As noted above, recent trends in our ski and golf portfolios have been positive and according to the National Bureau of Economic Research, many of the most recent reports of key economic indicators such as unemployment, real gross domestic product, home prices and the consumer confidence index are all showing signs of improvement. As a result, while there are no assurances, we are hopeful that the economic recovery is underway.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of December 31, 2009, we had received approximately $2.6 billion (260.1 million shares) in total offering proceeds from all three offerings. During the period from January 1, 2010 through February 28, 2010, we received additional subscription proceeds of approximately $34.7 million (3.5 million shares).

The amount of capital raised through our public offerings for the years ended December 31, 2009, 2008 and 2007 was approximately $293.3 million, $387.0 million and $776.9 million, respectively, which represents a decrease of 24.2% from 2009 compared to 2008 and a decrease of 50.2% from 2008 compared to 2007. The decrease was, in part, due to higher than normal sales in 2007 which resulted from the recycling of capital from the sale of other unlisted REITs during 2007. However, part of the decrease in the average daily sales of our common stock is a result of the current economic environment and increased competition in the unlisted REIT industry. Due to the weakened U.S. economy and the continued uncertainty in the capital markets, we cannot predict the number of shares we will sell or proceeds we will raise through our public offering in the coming year.

We intend to extend our current stock offering for a period of one year through April 9, 2011 and may have the ability to extend for another six months beyond that date upon meeting certain criteria. On or prior to December 31, 2011, our board of directors will consider an evaluation of our strategic options, which may include, but are not limited to, listing on a national securities exchange, merging with another public company or selling.

Borrowings

We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees. In general, we pledge our assets in connection with such borrowings. We have also borrowed, and may continue to borrow, money to pay distributions to stockholders in order to avoid distribution volatility. There continues to be limited availability of debt in the financial markets. Where debt is available, we have seen an increase in our cost of borrowing over historical rates, which we expect to continue. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets on an annual basis. As of December 31, 2009, our leverage ratio was 27.7%.

As of the date of this filing, we have no significant near term debt maturities other than our $100.0 million revolving line of credit maturing in October 2010. We are currently in negotiations with a syndicate of lenders and have entered into a non-binding letter of intent to replace the existing credit facility with a new line with up to $100.0 million in total borrowing capacity extending through 2013. We anticipate closing on the new credit facility late in the first quarter of 2010, however, there can be no assurances that the credit facility will be obtained. Approximately 66.7% of our total borrowings are fixed rate debt with a weighted-average interest rate of 6.6%. We have entered into interest rate swaps to hedge a large portion of our variable rate debt, thereby fixing the interest rates on over 42.0% of our variable rate debt portfolio and effectively making 80.7% of our total borrowing fixed. Given the current state of the capital markets, we have taken a proactive approach to managing our debt maturities and are in active negotiations to renew or extend certain financing arrangements. Despite the lack of available debt in 2009, we were able to obtain financing on two separate ski portfolios and a hotel redevelopment.

As of December 31, 2009 and 2008, we had the following indebtedness (in thousands):

	December 31,
	2009	2008
Mortgages payable	$562,388	$474,449
Sellers financing	77,100	64,738

Total mortgages and other notes payable	639,488	539,187

Line of credit	99,483	100,000

Total indebtedness	$738,971	$639,187

See Note 12 “Mortgages and other Notes Payable” to the accompanying consolidated financial statements in Item 8. for additional information including interest rates, maturity dates and other loan terms.

As of December 31, 2009, two of our loans require us to meet certain customary financial covenants and ratios, with which we were in compliance. Our other long-term borrowings are not subject to any significant financial covenants.

See also “Off Balance Sheet and Other Arrangements—Borrowings of Our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $62.4 million for the year ended December 31, 2009 which consisted primarily of rental income, property operating revenues, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances offset by payments made for operating expenses including property operating expenses and asset management fees to our Advisor. The net cash flows from operating activities was approximately $118.8 million for the year ended December 31, 2008. The decrease in operating cash flows of $56.4 million or 47.5% as compared to the prior year is principally attributable to:

•	Rent deferrals and reductions as discussed above, as well as the payment of approximately $11.5 million in lease incentives.

•

Expensing of approximately $14.6 million in acquisition fees and costs in 2009 in accordance with new accounting standards. Historically, acquisition fees and costs were capitalized and reflected in cash flows from investing activities. The characterization of these acquisition fees and costs to operating activities in accordance with GAAP does not change the nature and source of how the amounts are funded and paid with proceeds from our public offerings.

•	A net security deposit refund of approximately $22.4 million in 2009 as a result of lease restructures, offset in part by deposits from tenants on newly acquired properties.

•	Additional interest expense paid as a result of an increase in our mortgages and other notes payable for 2009 as compared to the same period in 2008.

•	Lower average interest paid by financial institutions on cash balances during the year ended December 31, 2009 as compared to 2008.

•	Increase in our operating expenses as a result of the increase in our total assets under management.

We do not believe that the decline on our 2009 cash flows from operating activities will be an ongoing trend, but was rather a direct result of the lease restructures we made in 2009 coupled with dilution from temporarily uninvested cash and new accounting standards as mentioned above.

Dispositions and Discontinued Operations

On December 12, 2008, we sold the Talega Golf Course property for $22.0 million, resulting in a gain of approximately $4.5 million. In connection with the disposition, we paid approximately $2.4 million in loan prepayment fees and paid off the portion of our mortgage loan collateralized by the property of approximately $8.8 million. In addition, we terminated our lease on the property with Heritage Golf. In connection with the sale, we received cash in the amount of $12.0 million and a promissory note in the amount of $10.0 million, which was repaid in 2009.

Results of discontinued operations were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenues	$—	$1,626	$1,764
Expenses	—	(595)	(650)
Depreciation and amortization	—	(752)	(945)

Income from discontinued operations	—	279	169
Gain on sale of assets	—	4,470	—
Loss on extinguishment of debt	—	(2,353)	—

	$—	$2,396	$169

Distributions from Unconsolidated Entities

As of December 31, 2009, we had investments in eight properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the years ended December 31, 2009 and 2008, we were declared operating distributions of approximately $11.2 million and $13.1 million, respectively, from the operation of these entities. These distributions are generally received within 45 days after each quarter end. Distributions receivable from our unconsolidated entities as of December 31, 2009 and 2008 were approximately $2.8 million and $2.4 million, respectively.

The following table summarizes the change in distributions declared to us from our unconsolidated entities (in thousands):

Period	Wolf Partnership(1)	DMC Partnership	Intrawest Venture	Total
Year ended December 31, 2009	$—	$10,427	$809	$11,236
Year ended December 31, 2008	—	10,251	2,876	13,127

Decrease	$—	$176	$(2,067)	$(1,891)

FOOTNOTE:

(1)	On August 6, 2009, we purchased Great Wolf’s 30.3% interest in the Wolf Partnership. As a result, the properties are wholly-owned and consolidated in our financial statements on a go-forward basis.

The retail villages owned by the Intrawest Venture have been impacted by the current recession resulting in a reduction in cash distributions as compared with the prior year. We expect cash flows from these properties to return to historical levels when consumer spending and the broader economy improve. Distributions from the DMC Partnership remained relatively consistent with the prior year.

Uses of Liquidity and Capital Resources

Acquisitions and Investments in Unconsolidated Entities

Since our inception we have used proceeds from our common stock offerings to acquire new properties, make additional capital improvements at existing properties, make and acquire loans and make investments in unconsolidated entities. During the year ended December 31, 2009, we acquired the following properties (in thousands).

Property/Description	Location	Date of Acquisition	Purchase Price
Jiminy Peak Mountain Resort—	Massachusetts	1/27/2009	$27,000
One ski resort
Wet’n’Wild Hawaii—	Hawaii	5/6/2009	25,800	(1)
One waterpark
Okemo Mountain Resort—	Vermont	6/30/2009	14,400
Additional leasehold interest

		Total	$67,200

FOOTNOTE:

(1)	This amount includes $15.0 million cash paid at closing and an additional $10.8 million, which represents the estimated fair value of contingent purchase consideration expected to be paid in connection with the acquisition on May 6, 2009. The purchase agreement provides for additional purchase consideration of up to $14.7 million payable to the seller contingent upon the property achieving certain financial performance goals over the next three years. During 2009, the operating income of the property exceeded certain performance goals which entitled the seller to additional contingent purchase consideration above what we initially estimated at the acquisition date. As such, we recorded the fair value of the additional purchase price consideration expense of approximately $3.5 million, and increased our estimated liability to $14.4 million as of December 31, 2009. On February 19, 2010, approximately $11.4 million was paid. This additional purchase consideration will be added to the contractual lease basis used to calculate rent and will result in additional rental income being generated from this property.

On August 6, 2009 we acquired the remaining 30.3% interest in the Wolf Partnership from Great Wolf Resorts, Inc. for $6.0 million. The Wolf Partnership was previously an unconsolidated entity and owns two of our waterpark resorts, the Wolf Dells and the Wolf Sandusky (the “Wolf Properties”). The consideration paid to acquire the remaining equity interest, along with carrying value of our investment in the unconsolidated entity at the acquisition date approximated the fair value of the net assets acquired, and accordingly no gain or loss was recorded in connection with the transaction. At acquisition, the fair value of the properties was determined to be approximately $90.3 million. The properties are encumbered with one mortgage loan with an aggregate outstanding principal, at the acquisition date, of approximately $62.7 million and fair value of approximately $58.7 million.

On August 3, 2009, the DMC Partnership exercised its option to purchase the land under the DMC Property, which was previously leased to the partnership, for approximately $11.6 million. We contributed cash to the DMC Partnership to fund the entire land purchase thereby increasing our ownership in the partnership to 81.9%.

The following table quantifies our total acquisitions in each year since our inception excluding properties owned through unconsolidated entities:

	2009		2008	2007	2006	2005
Number of properties	5(1)		15	48	41	1
Total purchase price	$157,500	(1)	$251,606	$1,152,817	$472,511	$20,953
(in thousands)

FOOTNOTE:

(1)	On August 6, 2009, we acquired the remaining 30.3% interest in the Wolf Partnership. The amount stated as initial purchase price represents the estimated fair value of these properties at that time.

The decrease in the number and magnitude of property acquisitions in 2009 as compared to 2008 and 2007 is a result of our decision to conserve cash due to uncertainties in the financial markets and U.S. economy. While 2009 and 2008 had a lower level of acquisitions, we believe that these events may provide us with additional acquisition opportunities, over the next two years as property owners need to refinance or recapitalize their businesses. However, we cannot be certain when market conditions will improve or whether such acquisition opportunities will be available to us.

Mortgages and Other Notes Receivable, net

We use cash raised through our public offerings to make or acquire real estate related loans. As of December 31, 2009 and 2008, we had loans outstanding with carrying values of approximately $145.6 million and $182.1 million, respectively. During 2009, we collected $10.0 million on a maturing loan, made additional loans totaling approximately $20.5 million, net of certain payments, and obtained a deed in lieu of foreclosure on one loan with an original principal amount of $40.0 million. The following is a schedule of future maturities for all mortgages and other notes receivable (in thousands):

2010	$592
2011	1,287
2012	101,217
2013	824
2014	903
Thereafter	35,405

Total	$140,228

Distributions

On January 27, 2009, our board of directors declared a special distribution of $0.035 per share to stockholders of record as of March 31, 2009 in connection with the gain on sale of one property in late 2008 and additional percentage rents earned in 2008 and received in 2009. Additionally, we increased our monthly distribution rate from $0.05125 to $0.0521 per share effective April 1, 2009. The special distribution, totaling approximately $8.0 million, was paid on June 30, 2009 along with our quarterly distribution. On an annualized basis, the increased rate, excluding the special distribution, represents a 6.25% return if paid for twelve months based on the current $10.00 per share offering price of our common stock.

The following table represents total distributions declared including cash distributions, distributions reinvested and distributions per share for the years ended December 31, 2009 and 2008 (in thousands except per share data):

Periods	Cash Distributions	Distributions Reinvested	Total Distributions Declared	Distributions Per Share
2009 Quarter
First	$18,613	$16,304	$34,917	$0.1538
Second	24,048	20,237	44,285	0.1913
Third	20,250	16,910	37,160	0.1563
Fourth	20,924	17,167	38,091	0.1563

Year	$83,835	$70,618	$154,453	$0.6577

2008 Quarter
First	$15,851	$14,060	$29,911	$0.1538
Second	16,522	14,839	31,361	0.1538
Third	17,139	15,632	32,771	0.1537
Fourth	18,049	16,266	34,315	0.1537

Year	$67,561	$60,797	$128,358	$0.6150

We paid distributions for the year ended December 31, 2008 with cash flows generated from operating activities. A portion of the distributions paid for the year ended December 31, 2009 was funded from excess cash flows from operating activities in prior years as well as borrowings.

Common Stock Redemptions

For the year ended December 31, 2009, we received total redemption requests of approximately 9.3 million shares, of which 8.0 million shares were redeemed on a pro rata basis, for an average price per share of $9.55 for a total of approximately $76.2 million, with the remaining 1.3 million shares redeemed at the end of the first quarter of 2010. For the years ended December 31, 2008 and 2007, we received redemption requests for approximately 3.6 million shares and 0.7 million shares, for an average price per share of $9.52 and $9.42 for a total of approximately $34.0 million and $6.2 million, respectively, all of which were redeemed in the period they were requested. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings. We believe the increase in the redemption requests from 2008 to 2009 is, in part, due to several non-listed REITs suspending their redemption programs.

In March 2010, we amended our redemption plan to provide clarity about the board of directors’ discretion in establishing the amount of redemptions that may be processed each quarter and to allow certain priority groups of stockholders with requests made pursuant to circumstances such as death, qualifying disability, bankruptcy or unforeseeable emergency to have their redemption requests processed ahead of the general stockholder population. In addition, our board of directors determined that we will redeem shares pursuant to the redemption plan in an amount totaling $7.5 million per calendar quarter beginning in the second quarter of 2010. Our board of directors will continue to evaluate and determine the amount of shares to be redeemed based on what it believes to be in the best interests of the Company and our stockholders, as the redemption of shares dilutes the amount of cash available to make acquisitions. See Part II, Item 5. “Market for Registrant’s Common Equity and Related Stockholder Matters” for additional information about our redemption plan.

Stock Issuance Costs and Other Related Party Arrangements

Certain of our directors and officers hold similar positions with CNL Lifestyle Company, LLC, which is both a stockholder and our Advisor, and CNL Securities Corp., which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc. the parent company of our Advisor. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $56.3 million, $69.0 million and $117.4 million, for the years ended December 31, 2009, 2008 and 2007, respectively. Of these amounts, approximately $4.2 million and $3.9 million are included in the due to related parties in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively. CNL Lifestyle Company, LLC and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the years ended December 31, 2009, 2008 and 2007 were approximately $13.3 million, $11.6 million and $10.1 million, respectively.

Additionally, pursuant to the advisory agreement, we will not reimburse our Advisor any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). For the expense years ended December 31, 2009, 2008 and 2007, operating expenses did not exceed the Expense Cap.

We maintain accounts at a bank for which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $26.1 million and $13.7 million as of December 31, 2009 and 2008, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Consolidation. Our consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. In addition, we evaluate our investments in partnerships and joint ventures for consolidation based on whether we have a controlling interest, including those in which we have been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

The application of these accounting principles requires management to make significant estimates and judgments about our rights and our venture partners’ rights, obligations and economic interests in the related venture entities. For example, under this pronouncement, there are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary. This includes determining the expected future losses of the entity, which involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our the financial statements.

Investments in unconsolidated entities. The equity method of accounting is applied with respect to investments in entities for which we have determined that consolidation is not appropriate and we have significant influence. We record equity in earnings of the entities under the HLBV method of accounting. Under this method, we recognize income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Under this method, in any given period, we could be recording more or less income than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation.

Leases. Our leases are accounted for as operating leases. Lease accounting principles require management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant in order to determine the proper lease classification. Changes in our estimates or assumptions regarding collectability of lease payments, the residual value or economic lives of the leased property could result in a change in lease classification and our accounting for leases.

Revenue recognition. Revenue is recorded on the straight-line basis over the terms of the leases. Percentage rent that is due contingent upon tenant performance, such as achieving a certain amount of gross revenues, is deferred until the underlying performance thresholds have been reached. The deferred portion of interest on mortgages and other notes receivable is recognized on a straight-line basis over the term of the corresponding note. Changes in our estimates or assumptions regarding collectability of lease and loan interest payments could result in a change in income recognition and impact our results of operations.

Impairments. We test the recoverability of our directly-owned real estate whenever events or changes in circumstances indicate that the carrying value of those assets may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such factors are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. Fair values are generally determined based on incorporating market participant assumptions, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition.

For investments in unconsolidated entities, management monitors on a continuous basis whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the investments in unconsolidated entities may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary. To the extent an impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

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

Accounting for Property Acquisitions. For each acquisition, we record the fair value of the land, buildings, equipment, intangible assets, including in-place lease origination costs and above or below market lease values, and any assumed liabilities on contingent purchase consideration. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Acquisition Fees and Costs. Effective January 1, 2009, we began expensing acquisition fees and costs in accordance with a new accounting pronouncement. Prior to this date, acquisition fees and costs were capitalized and allocated to the cost basis of the assets acquired in connection with a business combination. The adoption of this pronouncement had, and will continue to have, a significant impact on our operating results due to the highly acquisitive nature of our business. This pronouncement also causes a decrease in cash flows from operating activities, as acquisition fees and costs historically have been included in cash flows from investing activities, but are treated as cash flows from operating activities under this new pronouncement. The characterization of these acquisition fees and costs to operating activities in accordance with GAAP does not change the nature and source of how the amounts are funded and paid with proceeds from our public offerings. Upon adoption of this pronouncement, we expensed approximately $5.9 million in acquisition fees and costs for acquisitions that were being pursued in 2008 but which did not close as of December 31, 2008. Additionally, we expensed approximately $8.7 million in new acquisition fees and costs incurred during the year ended December 31, 2009. We will continue to capitalize acquisition fees and costs incurred in connection with the making of loans, simple asset purchases and other permitted investments not subject to this pronouncement.

Fair Value of Non-Financial Assets and Liabilities. Effective January 1, 2009, we adopted a new fair value pronouncement for non-financial assets and liabilities such as real estate, intangibles, investments in unconsolidated entities and other long-lived assets, including the incorporation of market participant assumptions. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement dated. We generally determine fair value based on incorporating market participant assumptions, discounted cash flow models and our management’s estimates reflecting the facts and circumstances of each non-financial asset or liability. Consequently, the adoption of this guidance did not have a material impact.

See Item 8. “Financial Statements and Supplementary Data” for additional information about the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

The following table summarizes our operations for the years ended December 31, (in thousands except per share data):

	Year Ended December 31,			% Change 2009 vs 2008	% Change 2008 vs 2007
	2009	2008	2007
Revenues:
Rental income from operating leases	$205,247	$203,031	$121,118	1.1%	67.6%
Property operating revenues	35,246	—	7,286	100.0%	-100.0%
Interest income on mortgages and other notes receivable	12,778	7,384	11,018	73.0%	-33.0%

Total revenues	253,271	210,415	139,422	20.4%	50.9%

Expenses:
Asset management fees to advisor	25,075	21,937	14,804	14.3%	48.2%
Acquisition fees and costs	14,616	—	—	100.0%	0.0%
General and administrative	13,935	14,003	9,801	-0.5%	42.9%
Property operating expenses	34,665	—	5,272	100.0%	-100.0%
Ground lease and permit fees	11,561	9,477	5,761	22.0%	64.5%
Other operating expenses	9,548	8,943	5,047	6.8%	77.2%
Bad debt expense	2,313	328	138	605.2%	137.7%
Loss on lease terminations	4,506	—	—	100.0%	0.0%
Depreciation and amortization	124,040	98,149	63,938	26.4%	53.5%

Total expenses	240,259	152,837	104,761	57.2%	45.9%

Operating income	13,012	57,578	34,661	-77.4%	66.1%

Other income (expense):
Interest and other income	2,676	5,718	11,132	-53.2%	-48.6%
Interest expense and loan cost amortization	(40,638)	(32,076)	(14,175)	-26.7%	-126.3%
Equity in earnings of unconsolidated entities	5,630	3,020	3,738	86.4%	-19.2%

Total other income (expense)	(32,332)	(23,338)	695	-38.5%	-3458.0%

Income (loss) from continuing operations	(19,320)	34,240	35,356	-156.4%	-3.2%
Discontinued operations	—	2,396	169	-100.0%	1317.8%

Net income (loss)	$(19,320)	$36,636	$35,525	-152.7%	3.1%

Earnings (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.08)	$0.16	$0.22	-150.0%	-27.3%
Discontinued operations	$—	$0.01	$0.00	-100.0%	100.0%

	$(0.08)	$0.17	$0.22	-147.1%	-22.7%

Weighted average number of shares of common stock outstanding (basic and diluted)	235,873	210,192	159,807

Year ended December 31, 2009 vs. Year ended December 31, 2008

Rental income from operating leases. Overall, we experienced a 1.1% increase in rental income for 2009. Notwithstanding an increase of 11.8% in rental income attributable to properties newly acquired during 2008 and 2009, our total rate of growth declined as compared to prior years as a result of a 10.7% decline in rental income attributable to lease restructures and the termination of leases for three properties.

The following information summarizes trends in rental income from operating leases in relation to the timing and number of our property acquisitions:

Properties Subject to Operating Leases	Number of Properties		Total Rental Income (in thousands) for the Year Ended December 31,(1)				Percentage of Total 2009 Rental Income	Percentage of Total 2008 Rental Income	Percentage Increase (Decrease) in Rental Income
			2009		2008
Acquired prior to 2008	85		$165,097		$177,398		80.4%	87.4%	(6.9)%
Acquired in 2008	15		31,348		12,677		15.3%	6.2%	147.3%
Acquired in 2009	2		5,231		—		2.5%	—	100.0%
Other properties(2)	3		3,571		12,956		1.8%	6.4%	(72.4)%

Total	105	(1)	$205,247	(1)	$203,031	(1)	100.0%	100.0%

FOOTNOTES:

(1)	The numbers only include our consolidated properties operated under long-term triple-net leases and our multi-family residential property.

(2)	This represents rental income on two golf properties and one ski mountain lifestyle property prior to the lease termination at which point we began recording the golf and hotel operating revenues and expenses in place of rental income.

Rent from properties acquired prior to 2008 decreased 6.9% primarily as a result of rent reductions and lease terminations, offset, in part, by rent increases from capital expansion projects that increased the contractual lease basis of certain of our properties during 2008. We acquired 15 properties in 2008 which generated approximately $31.3 million and $12.7 million or 15.3% and 6.2% of total rental income for the years ended December 31, 2009 and 2008, respectively. Approximately $5.2 million or 2.5% of total rental income for the year ended December 31, 2009 was derived from properties that were newly acquired during 2009.

As of December 31, 2009 and 2008, the weighted-average lease rate for our portfolio of leased properties was 8.9% and 9.0%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The decrease is primarily a result of reduced rents on certain properties and three lease terminations. Additionally, the weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. As a result of terminating our leases on three of our properties, we engaged third-party management companies to operate the properties on our behalf and began recording property operating revenues and expenses. In addition, on August 6, 2009, we acquired the remaining interest in the Wolf Partnership, which owns waterpark hotels operated by a third-party hotel manager, and began recording the property operating results as opposed to equity in earnings (losses) from the previously unconsolidated venture.

Interest income on mortgages and other notes receivable. For the year ended December 31, 2009, we earned interest income of approximately $12.8 million on our performing loans with an aggregate principal balance of approximately $140.2 million. Comparatively, for the year ended December 31, 2008, we recorded interest income of approximately $7.4 million on our performing loans with an aggregate principal balance of approximately $129.7 million. The increase is attributable to partial interest income recognized on loans made by us during the year ended December 31, 2008 as compared to full year during 2009 coupled with new loans made by us during the year ended December 31, 2009.

Asset management fees to advisor. Monthly asset management fees of 0.08334% of invested assets are paid to the advisor for the acquisition of real estate assets and making loans. For the years ended December 31, 2009 and 2008, asset management fees to our advisor were approximately $25.1 million and $21.9 million, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans made.

Acquisition fees and costs. Effective January 1, 2009, we began expensing acquisition fees and costs as a result of a newly issued accounting standard. Prior to the adoption of the standard, acquisition fees and costs incurred in connection with business combinations were capitalized and allocated to the cost basis of the assets we acquired. Upon adoption of the new standard on January 1, 2009, we were required to expense approximately $5.9 million in acquisition fees and costs that were previously incurred and capitalized in our balance sheet for acquisitions that were being pursued, but which did not close by December 31, 2008. Additionally, we expensed approximately $8.7 million in new acquisition fees and costs incurred during the year ended December 31, 2009.

General and administrative. General and administrative expenses totaled approximately $13.9 million and $14.0 million for the years ended December 31, 2009 and 2008, respectively. The slight decrease was primarily due to cost control efforts in 2009.

Property operating expenses. As a result of terminating our leases on three of our properties and purchase of the remaining interest in the Wolf Partnership as discussed above, we began recording property operating expenses totaling approximately $34.7 million for the year ended December 31, 2009 relating to these properties.

Ground leases and permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of our triple-net leases with those tenants. These expenses have corresponding equivalent revenues included in rental income above. For the years ended December 31, 2009 and 2008, ground lease, concession holds and land permit fees were approximately $11.6 million and $9.5 million, respectively. The increase is attributable to the growth of our property portfolio and gross revenues at certain properties. As of December 31, 2009, 37 of our properties are subject to ground leases, concession holds or land permit fees, as compared to 36 properties in 2008.

Other operating expenses. Other operating expenses totaled approximately $9.5 million and $8.9 million for the years ended December 31, 2009 and 2008, respectively. The increase is primarily a result of expensing approximately $3.5 million due to a change in estimate of contingent purchase consideration payable in connection with the acquisition of Wet’n’Wild Hawaii as discussed above, offset by a decrease in repairs and maintenance expenses incurred. Capital expenditures are made from the capital improvement reserve accounts for replacements, refurbishments, repairs and maintenance at our properties. Certain expenditures, which do not substantially enhance the property value or increase the estimated useful lives, cannot be capitalized and are expensed.

Bad debt expense. Bad debt expense was approximately $2.3 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively. The increase is primarily due to the write-off of past due rents receivable that were deemed uncollectible from a tenant whose lease was terminated.

Loss on lease termination. Loss on lease termination was approximately $4.5 million for the year ended December 31, 2009 and is attributable to the termination of leases for three properties which are now operated by third-parties under management contracts. Prior to January 1, 2009, there were no lease terminations.

Depreciation and amortization. Depreciation and amortization expenses were approximately $124.0 million and $98.1 million for the years ended December 31, 2009 and 2008, respectively. The increase is primarily due to the acquisition of real estate properties in 2008 of which partial depreciation and amortization were recognized as compared to a full year in 2009 coupled with acquisition of additional real estate properties in 2009.

Interest and other income. Interest and other income totaled approximately $2.7 million and $5.7 million for the years ended December 31, 2009 and 2008, respectively. The decrease primarily resulted from a general reduction in rates paid by depository institutions on short-term deposits during 2009 as compared to 2008. We continue to monitor depository institutions that hold our cash and cash equivalents. During 2009, we received an average yield of 0.8% as compared to an average yield of 2.4% during 2008. Our average uninvested offering proceeds, based on month-end money market balances, was approximately $166.2 million during 2009 as compared to approximately $222.8 million during 2008.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $40.6 million and $32.1 million for the years ended December 31, 2009 and 2008, respectively. The increase is attributable to the increase in our borrowings as a result of acquisitions and renovation of our properties and an increase in interest expense on our line of credit of which partial expense was recognized in 2008 compared to a full year in 2009. As of December 31, 2009, we had loan obligations totaling $739.0 million as compared to total loan obligations of $639.2 million at December 31, 2008.

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2009	2008	$ Change	% Change
Wolf Partnership	$(2,657)	$(5,773)	$3,116	54.0%
DMC Partnership	9,931	9,480	451	4.8%
Intrawest Venture	(1,644)	(687)	(957)	-139.3%

Total	$5,630	$3,020	$2,610	86.4%

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

We received cash distributions from our unconsolidated entities of approximately $10.8 million and $14.9 million for the years ended December 31, 2009 and 2008, respectively.

Equity in earnings increased by approximately $2.6 million for the year ended December 31, 2009, as compared to 2008, primarily due to a decrease in the loss we were allocated from the Wolf Partnership of approximately $3.1 million, mainly as a result of negotiated reduction in management and license fees of $1.8 million and because on August 6, 2009, we acquired all the remaining interest in the Wolf Partnership and began consolidating the properties operations. As a result, we recorded equity in losses from the Wolf Partnership through August 5, 2009 compared to a full year in 2008. In addition, the increase in equity in earnings was due to the allocation from the DMC Partnership of approximately $0.5 million, resulting from a reduction in ground rent after the partnership acquired a majority of the underlying land.

The Intrawest Venture was significantly impacted by a reduction in retail spending at its resort village retail locations, which is a direct result of the recent recession. While visitation at many of these locations did not decline, spending by consumers during their visits declined. We believe that operations at these properties will return to historical levels when the broader economy improves. Additionally, during the first quarter of 2009, the Intrawest Venture determined that it made certain accounting errors in 2008 which totaled approximately $0.4 million. We concluded that these errors were not material to our financial statements for the year ended December 31, 2009 or 2008. As such, we recorded the cumulative effect of these adjustments during the three months ended March 31, 2009, which resulted in a reduction in equity in earnings of unconsolidated entities of $0.4 million.

Discontinued operations. For the year ended December 31, 2008, results of discontinued operations were approximately $2.4 million relating to the Talega Golf Course property which was sold in December 2008.

Net income (loss) and earnings (loss) per share of common stock. The decrease in net income (loss) and earnings (loss) per share for the year ended December 31, 2009 as compared to the prior year was primarily due to (i) the reduction in rental income from certain of our properties, including those for which the leases were terminated and have been restructured offset by additional rent from properties acquired in 2008 and 2009, (ii) the adoption of a new pronouncement which requires the expensing of all acquisition fees and costs as operating costs, (iii) additional interest expense on our borrowings, and (iv) a reduction in the rates paid by depository institutions on short-term deposits offset by an increase in equity in earnings from unconsolidated entities. Our earnings and earnings per share may fluctuate while we continue to raise capital and make significant acquisitions. These performance measures are affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make individually significant acquisitions can be dilutive to the earnings per share ratio.

Year ended December 31, 2008 vs. Year ended December 31, 2007

Rental income from operating leases. The significant increase in rental income for the year ended December 31, 2008 as compared to December 31, 2007 was principally due to the acquisition of 14 new properties in 2008 and 48 properties acquired during 2007 owned during the entirety of 2008. As of December 31, 2008 and 2007, the weighted-average lease rate for our portfolio of leased properties was 9.0% and 9.4%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix and timing of property acquisitions. The following analysis quantifies the total rental income generated from our properties based on the year in which the properties were acquired and leased, and the increases in rental income attributable to those properties on a comparative basis, year over year:

Properties Subject to Operating Leases	Number of Properties		Total Rental Income (in thousands) for the Year Ended December 31,				Percentage of Total 2008 Rental Income	Percentage of Total 2007 Rental Income	Percentage Increase (Decrease) in Rental Income
			2008		2007
Acquired prior to 2007	41		$51,962		$49,977		25.6%	41.2%	4.0%
Acquired in 2007	48		138,392		71,141		68.2%	58.8%	94.5%
Acquired in 2008	14		12,677		—		6.2%	—	100.0%

Total	103	(1)	$203,031	(1)	$121,118	(1)	100.0%	100.0%

FOOTNOTE:

(1)	This number does not include the Coco Key Water Resort, which is currently closed during renovation and the Talega Golf Course property, which was sold on December 12, 2008 and is included in discontinued operations.

Rent from properties acquired prior to 2007 increased 4.0% primarily as a result of greater percentage rent being earned and base rent increases from capital expansion projects in 2008 that increased the contractual lease basis used to calculate rent. We acquired 48 properties in 2007 which generated approximately $138.4 million and $71.1 million or 68.2% and 58.8% of total rental income for the years ended December 31, 2008 and 2007, respectively. Approximately $12.7 million or 6.2% of total rental income for the year ended December 31, 2008 was derived from properties that were newly acquired during 2008.

Property operating revenues. During the year ended December 31, 2007, property operating revenues totaled approximately $7.3 million and were attributable to the operations of Cowboys Golf Club which was operated through a TRS under a management agreement with EAGLE. On January 1, 2008, the management agreement was terminated and we simultaneously entered into a long-term triple-net lease agreement on the property which subsequently eliminated the Cowboys Golf Club operating revenues.

Interest income on mortgages and other notes receivable. For the year ended December 31, 2008, we recorded interest income totaling approximately $7.4 million on our 10 performing loans with an aggregate principal balance of $129.7 million. As of December 31, 2008, we had one non-performing loan with a principal balance of $40.0 million for which no interest income was recognized in 2008. Comparatively, for the year ended December 31, 2007, we recorded interest income of approximately $11.0 million, which included interest income of approximately $1.1 million relating to the non-performing loans that were subsequently deemed impaired, were foreclosed, or otherwise satisfied.

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

General and administrative. General and administrative expenses were approximately $14.0 million and $9.8 million for the years ended December 31, 2008 and 2007, respectively. The increase was primarily due to an increase in legal fees of approximately $0.6 million and account maintenance fees under a new fee structure charged by our new stock transfer agent, of approximately $3.1 million.

Property operating expenses. During the year ended December 31, 2007, property operating expenses totaled approximately $5.3 million and were attributable to the operations of Cowboys Golf Club which was operated through a TRS under a management agreement with EAGLE. On January 1, 2008, the management agreement was terminated and we simultaneously entered into a long-term triple-net lease agreement on the property which subsequently eliminated the Cowboys Golf Club operating expenses.

Ground leases and permit fees. For the years ended December 31, 2008 and 2007, ground lease, concession holds and land permit fees were approximately $9.5 million and $5.8 million, respectively. The increase was attributable to the growth of our property portfolio and gross revenues of certain properties. As of December 31, 2008, 36 of our properties were subject to ground leases, concession holds or land permit fees, as compared to 28 properties in 2007.

Other operating expenses. Other operating expenses were approximately $8.9 million and $5.0 million for the years ended December 31, 2008 and 2007, respectively. The increase was primarily a result of higher repair and maintenance expenses incurred and state income taxes. Capital expenditures are made from the capital improvement reserve accounts for replacements, refurbishments, repairs and maintenance at our properties. Certain expenditures, which do not substantially enhance the property value or increase the estimated useful lives, cannot be capitalized and are expensed.

Depreciation and amortization. Depreciation and amortization expenses were approximately $98.1 million and $63.9 million for the years ended December 31, 2008 and 2007, respectively. The increase was primarily due to the acquisition of real estate properties in 2007 of which partial depreciation and amortization were recognized as compared to a full year in 2008 coupled with acquisition of additional real estate properties in 2008.

Interest and other income. Interest and other income totaled approximately $5.7 million and $11.1 million for the years ended December 31, 2008 and 2007, respectively. The decrease primarily resulted from a general reduction in interest rates paid by depository institutions on short-term deposits during 2008 as compared to 2007. During 2008, we received an average yield of 2.4% as compared to an average yield of 4.7% during 2007. Our average uninvested offering proceeds, based on month-end money market balances, was approximately $222.8 million during 2008 as compared to approximately $205.2 million during 2007.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $32.1 million and $14.2 million for the years ended December 31, 2008 and 2007, respectively. The increase was attributable to the increase in our borrowings as a result of acquisitions of properties. In October 2008, we drew $100.0 million from our revolving line of credit to ensure we had sufficient cash available for future acquisitions and working capital needs on hand due to uncertainty related to various financial institutions. We paid interest on our line totaling $1.1 million in 2008 as compared to zero in 2007. As of December 31, 2008, we had loan obligations totaling $639.2 million as compared to total loan obligations of $355.6 million at December 31, 2007.

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2008	2007	$ Change	% Change
Wolf Partnership	$(5,773)	$(4,779)	$(994)	-20.8%
DMC Partnership	9,480	9,480	—	0.0%
Intrawest Venture	(687)	(963)	276	28.7%

Total	$3,020	$3,738	$(718)	-19.2%

As noted above, equity in earnings is recognized using the HLBV method of accounting due to the preferences we receive upon liquidation. Equity in earnings decreased by approximately $0.7 million for the year ended December 31, 2008 as compared to December 31, 2007, primarily due to an increase in the loss we were allocated from the Wolf Partnership of approximately $1.0 million offset by a decrease in the loss we were allocated by the Intrawest Venture of $0.3 million.

We received cash distributions from our unconsolidated entities of approximately $14.9 million and $12.9 million for the years ended December 31, 2008 and 2007, respectively.

Discontinued operations. On December 12, 2008, we sold our Talega Golf Course property for $22.0 million, resulting in a gain of approximately $4.5 million. At the same time, we paid approximately $2.4 million in loan prepayment fees and repaid the portion of the mortgage loan collateralized by this property of approximately $8.8 million. In connection with the sale, we terminated our lease on the property with Heritage Golf.

Net income and earnings per share of common stock. Our net income and earnings per share are volatile as we were still in the early stages of operation and are experiencing significant growth. These performance measures are significantly affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make large individually significant acquisitions can be dilutive to the earnings per share ratio. The decrease in earnings per share for the year ended December 31, 2008, as compared to 2007 was primarily due to this dilution and a reduction of interest income from a non-performing loan and in interest paid by depository institutions on short-term deposits.

OTHER

Funds from Operations and Modified Funds From Operations

FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, which is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance. In addition to FFO, we use MFFO, which excludes acquisition-related costs and non-recurring charges such as the write-off of in-place lease intangibles, other similar costs associated with lease terminations and fair value adjustments to contingent purchase price obligation in order to further evaluate our ongoing operating performance.

FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis determined under GAAP. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income (loss) alone.

We believe MFFO is helpful to our investors and our management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities, such as the payment of acquisition expenses that are directly associated with property acquisition, and other non-operating items historically included in the computation of FFO such as non-recurring charges associated with lease terminations and the write-off of in-place lease intangibles and other deferred charges. Acquisition expenses are paid for with proceeds from our common stock offerings or debt proceeds rather than paid for with cash generated from operations. Costs incurred in connection with acquiring a property are generally added to the contractual lease basis of the property thereby generating future incremental revenue rather than creating a current periodic operating expense and are funded through offering proceeds rather than operations. Similarly, new accounting standards require us to estimate any future contingent purchase consideration at the time of acquisition and subsequently record changes to those estimates or eventual payments in the statement of operations even though the payment is funded by offering proceeds. Previously under GAAP, these amounts would be capitalized, which is consistent with how these incremental payments are added to the contractual lease basis used to calculate rent for the related property and generates future rental income. Therefore, we exclude these amounts in the computation of MFFO. By providing MFFO, we present information that is more consistent with management’s long term view of our core operating activities and is more reflective of a stabilized asset base.

Accordingly, we believe that in order to facilitate a clear understanding of our operating performance between periods and as compared to other equity REITs, FFO and MFFO should be considered in conjunction with our net income (loss) and cash flows as reported in the accompanying consolidated financial statements and notes thereto. Because acquisition fees and costs and adjustments to contingent purchase price obligations were not required to be expensed under GAAP prior to January 1, 2009, MFFO for the prior periods is the same as

FFO. FFO and MFFO (i) do not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO or MFFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income (loss)), (ii) are not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as alternatives to net income (loss) determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO or MFFO as presented may not be comparable to amounts calculated by other companies.

Reconciliation of net income (loss) to FFO and MFFO for the years ended December 31, 2009, 2008, and 2007 (in thousands except per share data):

	Year Ended December 31,
	2009	2008		2007
Net income (loss)	$(19,320)	$36,636		$35,525
Adjustments:
Depreciation and amortization	124,040	98,901	(1)	64,883	(1)
Gain on sale of real estate investment properties	—	(4,470)		—
Net effect of FFO adjustment from unconsolidated entities(2)	15,856	17,786		17,970

Total funds from operations	$120,576	$148,853		$118,378

Acquisition fees and costs(3)	14,616	—		—
Contingent purchase price consideration(4)	3,472	—		—
Write-off of non-cash deferred charges(5)	2,758	—		—

Modified funds from operations	$141,422	$148,853		$118,378

Weighted average number of shares of common stock outstanding (basic and diluted)	235,873	210,192		159,807

FFO per share (basic and diluted)	$0.51	$0.71		$0.74

MFFO per share (basic and diluted)	$0.60	$0.71		$0.74

FOOTNOTES:

(1)	This amount includes depreciation and amortization for our Talega Golf Course property, which was sold on December 12, 2008 and reclassified to discontinued operations.

(2)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.

(3)	Acquisition fees and costs that were directly identifiable with properties acquired were not required to be expensed under GAAP prior to January 1, 2009. Accordingly, no adjustments to funds from operations are necessary for periods prior to 2009.

(4)	In connection with the acquisition of Wet’n’Wild Hawaii, we recorded the fair value of the additional incremental contingent purchase price consideration as a result of the property exceeding certain performance thresholds which entitled the seller to additional contingent purchase consideration above what we initially estimated at the acquisition date. In accordance with GAAP, this amount is required to be expensed even though it is funded by offering proceeds and added to the contractual lease basis used to calculate rent.

(5)	This amount includes non-recurring charges associated with lease terminations such as the write-off of in-place lease intangibles and other deferred charges. Prior to January 1, 2009, there were no lease terminations.

Total FFO decreased from approximately $148.9 million for the year ended December 31, 2008 to $120.6 million for the year ended December 31, 2009. FFO per share decreased from $0.71 per share for the year ended

December 31, 2008 to $0.51 per share for the year ended December 31, 2009. The decrease in FFO is attributable principally to (i) the reduction in rental income from certain of our properties, including those for which the leases were terminated and have been restructured offset by additional rent from properties acquired in 2008 and 2009, (ii) an increase in bad debt expense and the write-off of in-place lease intangibles related to terminated and restructured leases, (iii) the adoption of a new accounting pronouncement and expensing of acquisition fees and costs and (iv) additional interest expense paid on our borrowings. During 2009, we earned proportionally lower interest of 0.8% as compared to 2.4% during 2008. We also had a lower balance of uninvested cash, which was approximately $166.2 million during 2009 as compared to approximately $222.8 million during 2008.

MFFO decreased from approximately $148.9 million for the year ended December 31, 2008 to $141.4 million for the year ended December 31, 2009. MFFO per share decreased from $0.71 per share for the year ended December 31, 2008 to $0.60 per share for the year ended December 31, 2009. The decrease in MFFO is attributable principally to (i) the reduction in rental income from certain of our properties, including those for which the leases were terminated and have been restructured offset by additional rent from properties acquired in 2008 and 2009, (ii) an increase in bad debt expense and the write-off of in-place lease intangibles related to terminated and restructured leases, (iii) the adoption of a new accounting pronouncement and expensing of acquisition fees and costs, and (iv) additional interest expense paid on our borrowings. During 2009, we earned proportionally lower interest of 0.8% as compared to 2.4% during 2008. We also had a lower balance of uninvested cash, which was approximately $166.2 million during 2009 as compared to approximately $222.8 million during 2008.

Total FFO increased from approximately $118.4 million for the year ended December 31, 2007 to $148.9 million for the year ended December 31, 2008. FFO per share decreased from $0.74 per share for the year ended December 31, 2007 to $0.71 per share for the year ended December 31, 2008. The decrease is attributable principally to (i) a reduction of interest income from a non-performing loan, (ii) a reduction in interest paid by depository institutions on short-term deposits and (iii) and the dilution due to a higher amount of uninvested cash.

OFF BALANCE SHEET AND OTHER ARRANGEMENTS

We have investments in unconsolidated entities that own and lease commercial real estate: the DMC Partnership, in which we own an 81.9% interest, and the Intrawest Venture, in which we own an 80.0% interest. Our equity in earnings from unconsolidated entities for the years ended December 31, 2009, 2008 and 2007 contributed approximately $5.6 million, $3.0 million and $3.7 million, respectively, to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the annual payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages. See also Item 8. “Financial Statements and Supplementary Data” for additional information about our unconsolidated entities.

Borrowings of Our Unconsolidated Entities

The aggregate principal debt of our unconsolidated entities was approximately $211.4 million and $212.4 million as of December 31, 2009 and 2008, respectively. In connection with the loans encumbering properties owned by our unconsolidated entities, if we engage in certain prohibited activities, we could become liable for the obligations of the unconsolidated entities which own the properties for certain enumerated recourse liabilities related to those entities and their properties. In the case of the borrowing for the resort village properties located in Canada, our obligations are such that we could become liable for the entire loan if we triggered a default due to bankruptcy or other similar events.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of December 31, 2009:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest)(1)	$185,982	$168,104	$345,270	$231,624	$930,980
Obligations under capital leases	3,974	3,205	105	—	7,284
Obligations under operating leases(2)	12,569	24,594	24,594	195,691	257,448

Total	$202,525	$195,903	$369,969	$427,315	$1,915,712

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties, and the $100.0 million drawn on our syndicated revolving line of credit. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve.

(2)	This line item represents obligations under ground leases, concession holds and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration(1)	$11,349	$3,351	$—	$—	$14,700
Capital improvements(2)	71,872	9,705	—	250	81,827

Total	$83,221	$13,056	$—	$250	$96,527

FOOTNOTES:

(1)	In connection with the acquisition of Wet’n’Wild Hawaii we agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years. The additional purchase price consideration is not to provide compensation for services but is based on the property achieving certain financial performance goals. In accordance with relevant accounting standards, we recorded the fair value of this contingent liability in our consolidated balance sheets as of December 31, 2009.

(2)	We have committed to fund equipment replacements and other capital improvement projects on our existing properties.

EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2009

Our board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on January 1, 2010, February 1, 2010 and March 1, 2010. These distributions are to be paid by March 31, 2010.

On March 12, 2010, we acquired a portfolio of four coastal marinas in California for an aggregate purchase price of approximately $55.0 million, excluding transaction costs. The marinas were acquired through a sale-leaseback arrangement and are subject to long-term triple-net leases with an initial term of 20 years and two 10-year renewal options. In connection with the transaction we assumed three existing loans collateralized by the properties with aggregate outstanding principal balances of approximately $14.0 million.

In connection with the acquisition of Wet’n’Wild Hawaii, on February 19, 2010, we paid additional purchase consideration of approximately $11.4 million as a result of the property achieving certain financial performance goals pursuant to the purchase agreement. This additional purchase consideration will be added to the contractual lease basis and will result in additional rent being generated from this property.

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities											Total	Fair Value
	2010		2011		2012		2013		2014	Thereafter
Fixed rate debt	$17,731		$63,839		$12,474		$195,720		$93,092	$115,075		$497,931	$465,001	(1)
Weighted average interest rates of maturities	6.28%		8.95%		6.54%		6.12%		6.17%	6.65%		6.63%
Variable rate debt	125,212		7,206		831		887		17,246 (4)	93,962		245,344	235,638	(6)
Average interest rate	Prime or LIBOR + 2%	(2)		(3)		(3)		(3)	CDOR + 3.75%	LIBOR + Spread	(2)(5)

Total debt	$142,943		$71,045		$13,305		$196,607		$110,338	$209,037		$743,275	$700,639

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2009. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

(2)	The 30-day LIBOR rate was approximately 0.23% and 0.44%, respectively as of December 31, 2009 and 2008. The 30-day CDOR rate was approximately 0.40% as of December 31, 2009.

(3)	The average interest rate from year 2011 through 2013 consists of (i) 30-day LIBOR +3.25% on the $10.0 million loan collateralized by our Jimmy Peak Mountain Resort property and (ii) 30-day CDOR + 3.75% on the $20.0 million loan collateralized by our Cypress Ski Resort property.

(4)	On November 30, 2009, we obtained a $20.0 million loan (denominated in Canadian dollars) collateralized by our Cypress Ski Resort property. The loan matures on December 1, 2014 and bears interested at CDOR plus 3.75% that has been fixed with an interest rate swap to 6.43% for the term of the loan. The loan requires monthly payments of principal and interest based on a 20-year amortization schedule. The balance as of December 31, 2009 has been converted from Canadian dollars to U.S. dollar at an exchange rate of 1.049 Canadian dollars for $1.00 U.S. dollar on December 31, 2009. The fair value of this instrument has been recorded as a liability of approximately $15,000.

(5)	On December 31, 2007, we obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR plus 1.72% on the first $57.3 million, 30-day LIBOR plus 1.5% (of which 1.25% is deferred until maturity) on the next $16.7 million and 30-day LIBOR plus 1.5% on the remaining $11.4 million (of which approximately all is deferred until maturity). On January 2, 2008, we entered into two interest rate swaps to hedge the variable interest rate. The instruments, which were designated as cash flow hedges of interest payments from their inception, swap the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year and on the next $16.7 million to a blended fixed rate of 5.8% for the term of the loan (of which 1.25% is deferred until maturity). The fair value of these instruments has been recorded as a liability of approximately $4.9 million.

On September 29, 2009, we obtained a $10.0 million loan collateralized by the Jiminy Peak Mountain Resort property. The loan requires monthly payments of interest and principal with the remaining principal and accrued interest payable upon maturity on September 1, 2019. For the entire term, the loan bears interest at a 30-day LIBOR plus 3.25%. However, we entered into an interest rate swap and thereby fixing the rate to 6.89%. The fair value of this instrument has been recorded as a liability of approximately $46,000.

(6)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2009. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in the variable interest rates would have resulted in additional interest costs of approximately $1.4 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Our fixed rate mortgage notes receivable, which totaled $140.2 million at December 31, 2009, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $137.6 million and $164.9 million at December 31, 2009 and 2008, respectively.

We are exposed to foreign currency exchange rate fluctuations as a result of our direct ownership of one property in Canada which is leased to a third-party tenant. The lease payments we receive under the triple-net lease and debt service payments are denominated in Canadian dollars. Management does not believe this to be a significant risk or that currency fluctuations would result in a significant impact to our overall results of operations.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

CNL Lifestyle Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Lifestyle Properties, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) 2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 24, 2010

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2009	2008
ASSETS
Real estate investment properties, net	$2,021,188	$1,862,502
Cash	183,575	209,501
Mortgages and other notes receivable, net	145,640	182,073
Investments in unconsolidated entities	142,487	158,946
Deferred rent	79,687	32,198
Other assets	36,819	27,165
Intangibles, net	32,032	32,915
Restricted cash	19,438	11,060
Accounts and other receivables, net	11,262	13,375

Total Assets	$2,672,128	$2,529,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$639,488	$539,187
Line of credit	99,483	100,000
Other liabilities	43,931	17,999
Accounts payable and accrued expenses	19,591	15,955
Security deposits	16,180	30,347
Due to affiliates	4,239	3,875

Total Liabilities	822,912	707,363

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 260,233 and 230,572 shares issued and 247,710 and 226,037 shares outstanding as of December 31, 2009 and 2008, respectively	2,477	2,260
Capital in excess of par value	2,195,251	2,005,147
Accumulated earnings	78,126	97,446
Accumulated distributions	(421,873)	(267,420)
Accumulated other comprehensive loss	(4,765)	(15,061)

	1,849,216	1,822,372

Total Liabilities and Stockholders’ Equity	$2,672,128	$2,529,735

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Rental income from operating leases	$205,247	$203,031	$121,118
Property operating revenues	35,246	—	7,286
Interest income on mortgages and other notes receivable	12,778	7,384	11,018

Total revenues	253,271	210,415	139,422

Expenses:
Asset management fees to advisor	25,075	21,937	14,804
Acquisition fees and costs	14,616	—	—
General and administrative	13,935	14,003	9,801
Property operating expenses	34,665	—	5,272
Ground lease and permit fees	11,561	9,477	5,761
Other operating expenses	9,548	8,943	5,047
Bad debt expense	2,313	328	138
Loss on lease terminations	4,506	—	—
Depreciation and amortization	124,040	98,149	63,938

Total expenses	240,259	152,837	104,761

Operating income	13,012	57,578	34,661

Other income (expense):
Interest and other income	2,676	5,718	11,132
Interest expense and loan cost amortization	(40,638)	(32,076)	(14,175)
Equity in earnings of unconsolidated entities	5,630	3,020	3,738

Total other income (expense)	(32,332)	(23,338)	695

Income (loss) from continuing operations	(19,320)	34,240	35,356
Discontinued operations	—	2,396	169

Net income (loss)	$(19,320)	$36,636	$35,525

Earnings (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.08)	$0.16	$0.22
Discontinued operations	$—	$0.01	$0.00

	$(0.08)	$0.17	$0.22

Weighted average number of shares of common stock outstanding (basic and diluted)	235,873	210,192	159,807

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2009, 2008 and 2007

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED

Years ended December 31, 2009, 2008 and 2007

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Loss
	Number of Shares	Par Value
Balance at December 31, 2008	226,037	$2,260	$2,005,147	$97,446	$(267,420)	$(15,061)	$1,822,372
Subscriptions received for common stock through public offering and reinvestment plan	29,660	297	293,006	—	—	—	293,303
Redemption of common stock	(7,987)	(80)	(76,161)	—	—	—	(76,241)
Stock issuance and offering costs	—	—	(26,741)	—	—	—	(26,741)
Net loss	—	—	—	(19,320)	—	—	(19,320)	$(19,320)
Distributions, declared and paid ($0.6577 per share)	—	—	—	—	(154,453)	—	(154,453)
Foreign currency translation adjustment	—	—	—	—	—	6,583	6,583	6,583
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	3,713	3,713	3,713

Total comprehensive loss	—	—	—	—	—	—	—	$(9,024)

Balance at December 31, 2009	247,710	$2,477	$2,195,251	$78,126	$(421,873)	$(4,765)	$1,849,216

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income (loss)	$(19,320)	$36,636	$35,525
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	129,136	100,853	66,484
Accretion of note origination costs	(161)	(248)	(171)
Write off of note origination costs	—	604	—
Loan origination fees received	—	340	120
Gain on sale of property	(376)	(4,470)	—
Loss on disposal of fixed assets	—	29	—
Loss on lease termination	4,506	—	—
Bad debt	2,313	328	138
Write-off of intangible assets	—	1,085	—
Equity in earnings net of distributions from unconsolidated entities	5,156	11,863	9,126
Changes in assets and liabilities:
Other assets	(8,937)	1,024	(3,149)
Deferred rent	(47,489)	(17,005)	(13,559)
Accounts and other receivables	152	(5,636)	(6,524)
Accounts payable, accrued expenses and other liabilities	17,811	1,315	4,080
Security deposits from tenants	(21,399)	(8,406)	24,033
Due to affiliates	1,008	470	1,109

Net cash provided by operating activities	62,400	118,782	117,212

Investing activities:
Acquisition of properties	(42,000)	(167,529)	(1,129,451)
Capital expenditures	(62,320)	(116,205)	(24,467)
Acquisition of remaining partnership interest in Wolf Partnership entity, net of $3,752 cash received	(2,382)	—	—
Contributions to unconsolidated entities	(16,229)	(1,394)	(92)
Issuance of mortgage loans receivable	(28,881)	(68,584)	(22,000)
Payment of additional carrying costs for mortgage loans receivable	(7,599)	(3,656)	—
Deposits applied toward real estate investments	(1,022)	—	(1,925)
Acquisition fees on mortgage notes receivable	(867)	(19,105)	(38,416)
Proceeds from sale of property	—	12,000	—
Proceeds from disposal of assets	560	69	—
Repayment of mortgage loans receivable	18,388	—	—
Changes in restricted cash	468	(4,789)	(5,036)

Net cash used in investing activities	(141,884)	(369,193)	(1,221,387)

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Financing activities:
Offering proceeds	$222,685	$326,198	$711,390
Redemptions of common stock	(76,958)	(33,730)	(6,244)
Distributions to stockholders, net of reinvestments	(83,835)	(67,561)	(50,218)
Stock issuance costs	(26,940)	(37,910)	(84,894)
Borrowings under line of credit, net of payments	(517)	100,000	(3,000)
Proceeds from mortgage loans and other notes payables	37,855	159,403	289,145
Principal payments on mortgage loans	(10,856)	(19,378)	(3,521)
Principal payments on capital leases	(4,852)	(42)	(94)
Payment of loan costs and deposits	(3,123)	(2,339)	(9,670)

Net cash provided by financing activities	53,459	424,641	842,894

Effect of exchange rate fluctuation on cash	$99	$193	$196

Net increase (decrease) in cash	(25,926)	174,423	(261,085)
Cash at beginning of period	209,501	35,078	296,163

Cash at end of period	$183,575	$209,501	$35,078

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$36,726	$28,088	$12,400

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$—	$664	$222

Offering and stock issuance costs	$256	$657	$1,163

Allocation of acquisition fees to real estate investments	$—	$8,783	$39,207

Allocation of acquisition fees to mortgages and other notes receivable	$—	$2,720	$880

Assumption of capital leases in connection with property acquisitions	$7,102	$2,115	$3,827

Capital expansion projects incurred but not paid	$1,760	$13,545	$10,327

Discharge of note receivable in connection with foreclosure	$51,255	$16,800	$15,000

Contingent purchase price consideration	$10,800	$—	$—

During the year ended December 31, 2009, the Company acquired the remaining 30.3% interest in the Wolf Partnership for approximately $6.0 million and accounted for this acquisition using the purchase method of accounting. The Wolf Partnership was previously an unconsolidated entity of which the Company had a 69.7% ownership interest. The fair value of the net assets acquired at August 6, 2009 were as follows:

Real estate and intangibles	$90,300
Other assets	7,621
Liabilities	(64,803)

Net assets	$33,118

Supplemental disclosure of non-cash financing activities:
Seller financing obtained in connection with acquisitions	$14,400	$43,542	$22,000

Seller financing provided upon sale of discontinued operations	$—	$10,000	$—

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business:

CNL Lifestyle Properties, Inc. (the “Company”), was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes beginning with its taxable year ended December 31, 2004. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company generally invests in lifestyle properties in the United States that are primarily leased on a long-term (generally five to 20-years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considers to be significant industry leaders. To a lesser extent, the Company also leases properties to taxable REIT subsidiary (“TRS”) tenants and engages independent third-party managers to operate those properties.

As of December 31, 2009, the Company owned 115 lifestyle properties directly and indirectly within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions, Marinas and Additional Lifestyle Properties. Eight of these 115 properties are owned through unconsolidated ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and are most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential to generate long-term revenue. The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments.

2. Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its investments in partnerships and joint ventures for consolidation based on whether the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Real Estate—Upon acquisition of real estate properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings, improvements and equipment) and identifiable intangibles (consisting of above and below-market leases, in-place leases and trade names), and any assumed debt or other liabilities such as contingent purchase consideration at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, the Company allocates the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Real estate assets are stated at cost less accumulated depreciation, which is computed using the straight-line method of accounting over the estimated useful lives of the related assets. Buildings and improvements are depreciated over the lesser of 39 years or the remaining life of the ground lease including renewal options and leasehold and permit interests and equipment are depreciated over their estimated useful lives. On an ongoing basis, management assesses whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged) of the property over its

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property would be adjusted to an amount to reflect the estimated fair value of the property.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

Intangible Assets—Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life. The capitalized above-market or below-market intangible is amortized to rental income over the estimated remaining term of the respective leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease would be written off. Intangible assets with indefinite lives are not amortized and, like all intangibles are evaluated for impairment on an annual basis or upon a triggering event.

Acquisition Fees and Costs—Effective January 1, 2009, the Company began expensing acquisition fees and costs in accordance with a new accounting pronouncement. Prior to the adoption of this pronouncement, acquisition fees and costs were generally capitalized and allocated to the cost basis of the assets acquired in connection with a property acquisition or business combination. The adoption of this pronouncement had, and will continue to have a significant impact on the Company’s operating results due to the highly acquisitive nature of its business, and also causes a decrease in cash flows from operating activities, as acquisition fees and costs historically have been included in cash flows from investing activities, but are treated as cash flows from operating activities under the new guidance. The characterization of these acquisition fees and costs to operating activities in accordance with generally accepted accounting principles (“GAAP”) does not change the nature and source of how the amounts are funded and paid with proceeds from the Company’s public offerings. Upon adoption of this new pronouncement, the Company expensed approximately $5.9 million in acquisition fees and costs for acquisitions that were being pursued in 2008 but which did not close as of December 31, 2008. Additionally, the Company expensed approximately $8.7 million in new acquisition fees and costs incurred during the year ended December 31, 2009. The Company will continue to capitalize acquisition fees and costs incurred in connection with the making of loans, simple asset purchases and other permitted investments.

Investment in Unconsolidated Entities—The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions and distributions. Based on the respective venture structures and preferences the Company receive on distributions and liquidation, the Company records its equity in earnings of the entities under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognizes income or loss in each period as if the net book value of the assets in the venture were hypothetically liquidated at the end of each reporting period. Under this method, in any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation.

Management monitors on a continuous basis whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the Company’s investments in unconsolidated entities may be impaired. An investment’s value is impaired only if management’s

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary. To the extent an impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company’s estimated fair values of its unconsolidated entities are based upon a discounted cash flow model that includes all estimated cash inflows and outflows over the expected holding period. Capitalization rates and discount rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the underlying properties.

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

Cash—Cash consists of demand deposits at commercial banks. The Company also invests in money market funds during the year. As of December 31, 2009, the cash deposits exceeded federally insured amounts. However, the Company has not experienced any losses on such accounts. Management continues to monitor third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal and secondarily on maximizing yield on those funds. To that end, the Company has diversified its cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. Management has attempted to select institutions that it believes are strong based on an evaluation of their financial stability and exposure to poor performing assets.

Restricted Cash—Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties or represent certain tenant security deposits. The Company’s restricted cash balances as of December 31, 2009 and 2008 were approximately $19.4 million and $11.1 million, respectively.

Derivative Instruments and Hedging Activities—The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

expense in the statement of operations. As of December 31, 2009 and 2008, the fair value of the hedge liabilities totaled approximately $5.0 million and $8.7 million, respectively, and has been included in other liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2009 and 2008, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss).

Fair Value of Financial Instruments—The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses approximates carrying value as of December 31, 2009 and 2008, because of the liquid nature of the assets and relatively short maturities of the obligations. The Company estimates that the fair value of its mortgages and other notes receivable at December 31, 2009 and 2008 was approximately $137.6 million and $164.9 million, respectively, based on current economic conditions and prevailing market rates. The Company estimates that at December 31, 2009 and 2008, the fair value of its fixed rate debt was approximately $465.0 million and $386.6 million, respectively, and the fair value of its variable rate debt was approximately $235.6 million and $171.5 million, respectively, based upon the current rates and spreads it would pay to obtain similar borrowings.

Fair Value of Non-Financial Assets and Liabilities—Effective January 1, 2009, the Company adopted new guidance, which affects how fair value is determined for non-financial assets such as real estate, intangibles, investments in unconsolidated entities and other long-lived assets, including the incorporation of market participant assumptions in determining the fair value. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

Deferred Financing Costs—Financing costs paid in connection with obtaining long-term debt are deferred and amortized over the life of the debt using the effective interest method. Amortization expense was approximately $2.8 million, $1.7 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Foreign Currency Translation—The accounting records for the Company’s one consolidated foreign location, in Vancouver, British Columbia, are maintained in the local currency and revenues and expenses are translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholders’ equity as a cumulative foreign currency translation adjustment, a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in the accompanying consolidated statements of operations.

Revenue Recognition—Rental revenue is recorded on the straight-line basis over the terms of the leases. Percentage rent that is due contingent upon tenant performance, such as gross revenues, is deferred until the underlying performance thresholds have been reached. The deferred portion of interest on mortgages and other notes receivable is recognized on a straight-line basis over the term of the corresponding note.

Capital Improvement Reserve Income—The Company’s leases require the tenants to pay certain contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties. These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income from operating leases in the accompanying consolidated statements of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

Income Taxes—The Company believes it has qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes provided it distributes at least 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Management believes that the Company was organized and operated in a manner that enables the Company to continue to qualify for treatment as a REIT for federal income tax purposes for the years ended December 31, 2009, 2008 and 2007.

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

Earnings Per Share—Earnings per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. For the years ended December 31, 2009, 2008 and 2007, the weighted-average numbers of shares of common stock outstanding, basic and diluted, were approximately 235,873, 210,192, and 159,807, respectively.

Use of Estimates—Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and the analysis of real estate, equity method investments and loan impairment. Actual results could differ from those estimates.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

Segment Information—Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a property-by-property basis and by tenant and operator. The Company derives all significant revenues from a single reportable operating segment of business, lifestyle real estate. Accordingly, the Company does not report more than one segment; nevertheless, management periodically evaluates whether the Company continues to have one single reportable segment of business.

Recent Accounting Pronouncements—In June 2009, the FASB issued guidance (the “Codification”) which established the FASB’s ASC as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, the Codification superseded all existing non-SEC accounting and reporting guidance. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. The Company adopted the Codification during the third quarter of 2009 and as such has appropriately adjusted references to authoritative accounting literature appearing in this annual report on Form 10-K.

In December 2009, the FASB issued additional guidance on Consolidations as follows: (i) replaced the quantitative-based risks and rewards calculation for determining when a reporting entity has a controlling financial interest in a VIE with a qualitative approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity and (ii) requires additional disclosures about a reporting entity’s involvement in VIEs. This update is effective for interim and annual periods beginning after November 15, 2009. Previously issued amendments to the Consolidation guidance for VIEs also: (i) requires ongoing consideration, rather than only when specific events occur, of whether an entity is a primary beneficiary of a VIE, (ii) uses a qualitative rather than a quantitative approach in identifying the primary beneficiary, (iii) eliminates substantive removal rights consideration in determining whether an entity is VIE, and (iv) eliminates the exception for troubled debt restructurings as an event triggering reconsideration of an entity’s status as a VIE. The application of these rules is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact of adopting these rules on the Company’s consolidated financial statements. The new guidance will impact the Company’s ongoing evaluation of its existing and future investments in unconsolidated entities and joint ventures and could result in consolidation or de-consolidation of those types of entities into the Company’s consolidated financial statements in future periods.

In June 2009, the FASB issued Consolidation guidance, which amends the previous consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis previously required. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, and early adoption is prohibited. It will be effective for the Company beginning in fiscal 2010. The Company is currently assessing the impact, if any, the adoption of this guidance will have on the Company’s financial statements, however, the Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued Subsequent Events guidance, which provides further direction to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

financial statements are issued or are available to be issued. This guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued new guidance about Business Combinations. The objective of this guidance is to improve the relevance, presentation and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this guidance establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) requires expensing of transaction costs associated with a business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. In April 2009, the FASB issued additional Business Combinations guidance, which amended and clarified the previous guidance to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This additional guidance has been applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As discussed above, the adoption of these standard had a material effect on the Company’s financial position and results of operations due to the guidance related to accounting for “Acquisition Fees and Costs” and the accounting for contingent purchase consideration, as discussed in Note 15 “Fair Value Measurements”.

In April 2009, the FASB issued Financial Instruments guidance, which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s disclosures.

In April 2009, the FASB issued Fair Value Measurements and Disclosures guidance that provides additional direction for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes information on identifying circumstances that indicate a transaction is not orderly. Additionally, this guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In November 2008, the FASB issued Investments—Equity Method and Joint Venture guidance that clarifies the accounting for certain transactions and impairment considerations involving equity method investees. This

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

guidance applies to all investments accounted for under the equity method and was effective for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued additional Intangibles-Goodwill and Other guidance, which amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The addition to the guidance is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. This additional guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this guidance shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Derivatives and Hedging guidance, which amends and expands the previous disclosure requirements to require qualitative disclosure about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This guidance is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008, with early application encouraged. This guidance also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this guidance did not have a material impact on the Company’s disclosures.

In February 2008, the FASB issued a one year deferral of the effective date of a previous pronouncement for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Accordingly, the Company partially adopted the provisions of this pronouncement with respect to its financial assets and liabilities only effective January 1, 2008. On January 1, 2009, the Company fully adopted the provisions of this pronouncement. The implementation of this pronouncement did not materially change the models or processes used to value these assets and liabilities or information disclosed.

3. Acquisitions:

On October 29, 2009, the Company entered into a settlement agreement and obtained a deed, in lieu of foreclosure on the related mortgage note receivable, to development land in Granby, Colorado with a carrying value of approximately $51.3 million.

On August 6, 2009, the Company acquired the remaining 30.3% interest in the Wolf Partnership from Great Wolf Resorts, Inc. for approximately $6.0 million. The Wolf Partnership was previously an unconsolidated entity and owns two of the Company’s waterpark resorts, the Wolf Dells and the Wolf Sandusky (the “Wolf Properties”). The consideration paid to acquire the remaining equity interest, along with the approximately $27.1 million carrying value of the Company’s investment in the unconsolidated entity at the acquisition date approximated the fair value of the net assets acquired, and accordingly no gain or loss was recorded in connection with the transaction. The fair values of the assets acquired and liabilities assumed were determined

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions (Continued):

based on discounted cash flow models, market assumptions, internal estimates and third-party appraisals and are allocated as follows (in thousands):

ASSETS
Real estate and intangibles	$90,300
Other assets	7,621

Total assets acquired	$97,921

LIABILITES
Mortgages payable	$58,675
Other liabilities	6,128

Total liabilities assumed	64,803

Net assets acquired	$33,118

The following presents the revenues and net operating results attributable to the Wolf Properties, as included in the Company’s consolidated statement of operations since acquisition on August 6, 2009 (in thousands):

Wolf Properties	August 6, through December 31, 2009
Hotel operating revenues	$9,148
Property operating expenses	9,097
Depreciation and amortization	2,927
Interest expense	1,962

Net operating results	$(4,838)

The following presents the Company’s unaudited consolidated pro forma results of operations assuming the Wolf Properties had been wholly owned and consolidated for the entirety of the periods presented (in thousands, except per share data):

	Year ended December 31,
	2009	2008
Revenues	$273,021	$241,925
Net income (loss)	(19,848)	34,222
Net income (loss) per share, Basic and diluted	$(0.08)	$0.16
Weighted average shares	235,873	210,192

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions (Continued):

In addition to the Wolf Properties and the development land discussed above, the Company acquired the following real estate investment properties during the year ended December 31, 2009 (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price
Jiminy Peak Mountain Resort—	Massachusetts	1/27/2009	$27,000
One ski resort
Wet’n’Wild Hawaii—	Hawaii	5/6/2009	25,800	(1)
One waterpark
Okemo Mountain Resort—	Vermont	6/30/2009	14,400
Additional leasehold interest

		Total	$67,200

FOOTNOTE:

(1)	This amount includes $15.0 million cash paid at closing and an additional $10.8 million, which represents the estimated fair value of contingent purchase consideration expected to be paid in connection with the acquisition as of May 6, 2009. The purchase agreement provides for additional purchase consideration of up to $14.7 million payable to the seller contingent upon the property achieving certain financial performance goals over the next three years. During 2009, the operating income of the property exceeding certain performance thresholds which entitled the seller to additional contingent purchase consideration above what the Company had initially estimated at the acquisition date. As such, the Company expensed additional purchase price consideration of approximately $3.5 million, representing the change in fair value of the estimated liability. The fair value of this liability was determined based on management’s best estimates of projected property performance and contain significant unobservable market inputs. This additional purchase consideration will be added to the contractual lease basis used to calculate rent and will result in additional rent being generated from this property.

The following summarizes the allocation of the purchase price for the above properties, which approximates the fair values of the assets acquired (in thousands):

Total Purchase Price Allocation
Land and land improvements	$7,802
Leasehold interests and improvements	27,799
Buildings	11,622
Equipment	19,652
Intangibles	325

Total	$67,200

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Investment Properties, net:

As of December 31, 2009 and 2008, real estate investment properties under operating leases consisted of the following (in thousands):

	2009	2008
Land and land improvements	$999,355	$927,622
Leasehold interests and improvements	235,914	205,148
Buildings	617,100	524,755
Equipment	435,578	370,911
Construction in progress	20,021	179
Less: accumulated depreciation and amortization	(286,780)	(166,113)

	$2,021,188	$1,862,502

For the years ended December 31, 2009, 2008 and 2007, the Company had depreciation expense of approximately $122.6 million, $96.7 million and $62.6 million, respectively.

In light of the recent economic downturn and tightening credit markets, the Company has closely monitored tenant and property performance and assessed any potential asset impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated holding period, which in the case of the Company’s triple-net leased properties is the future minimum rental payments and eventual proceeds upon disposition at the end of the estimated holding period, to the carrying amount of the assets. The Company also considered qualitative factors in its analysis including the tenant’s ability to pay the contractual rental payments. During the years ended December 31, 2009, 2008 and 2007 based on the analysis performed, none of the Company’s real estate assets were deemed impaired.

In December 2009, the Company closed two of its properties that were initially part of the Family Entertainment Center portfolio, the Putt Putt Fun Centers in Lubbock, Texas and Raleigh, North Carolina. As a result, the Company wrote-off approximately $2.4 million. The two properties comprised less than 1% of the Company’s total assets and were considered non-integral to its operations.

5. Intangible Assets, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2009 and 2008 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	2009 Net Book Value
In place leases	$23,093	$3,094	$19,999
Trade name	10,798	814	9,984
Trade name	1,429	—	1,429
Below market lease	629	9	620

	$35,949	$3,917	$32,032

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Intangible Assets, net (Continued):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	2008 Net Book Value
In place leases	$23,339	$2,105	$21,234
Trade name	10,798	546	10,252
Trade name	1,429	—	1,429

	$35,566	$2,651	$32,915

During the year ended December 31, 2008, upon finalization of the purchase price allocations, certain amounts that were initially classified as in-place lease intangibles were subsequently reclassified to real estate investment properties. The reclassification did not have a material effect on amortization and depreciation.

Amortization expense was approximately $1.5 million for the year ended December 31, 2009 and $1.4 million for both of the years ended December 31, 2008 and 2007. The Company wrote-off approximately $0.6 million of in-place lease intangibles related to lease termination for the year ended December 31, 2009. The estimated future amortization expense for the Company’s intangible assets with finite lives, as of December 31, 2009 is as follows (in thousands):

2010	$1,558
2011	1,499
2012	1,499
2013	1,499
2014	1,499
Thereafter	23,049

Total	$30,603

6. Operating Leases:

During the year ended December 31, 2009, the Company terminated its leases on two golf properties and one additional lifestyle property which resulted in the write-off of past due receivables, deferred rent and in-place lease intangibles. These amounts are included in bad debt expense and loss on lease termination in the accompanying consolidated statement of operations. The properties are now being operated under management contracts with third-party operators.

In addition to the lease terminations discussed above, the Company granted the following aggregate lease restructures during the year ended December 31, 2009: (i) refunded $29.9 million in tenant security deposits, of which $7.5 million was replenished, (ii) deferred $31.4 million in 2009 scheduled rental payments, (iii) amended lease terms which resulted in a $12.4 million reduction in annualized straight-line rents and (iv) provided a lease allowance of $14.6 million of which approximately $11.5 million was funded as of December 31, 2009, and the remaining $3.1 million was funded in January 2010. In exchange for these restructures, which are designed to help these tenants operate through the current economic downturn, the Company generally required tenants to (i) eventually replace security deposits up to specified amounts, (ii) pay deferred rents over future years during lease term and (iii) pay higher future base rents to offset near-term reductions. In certain leases, the Company obtained a pledge of stock of the tenant entities and adjusted percentage rents. The lease restructures granted by

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Operating Leases (Continued):

the Company did not change the operating lease classification of the amended leases, and therefore the effects of such restructures are being accounted for on a prospective basis.

As of December 31, 2009, the Company leased 99 properties under long-term, triple-net leases to third-parties. The following is a schedule of future minimum lease payments to be received under the non-cancellable operating leases with third-parties at December 31, 2009 (in thousands):

2010	$141,310
2011	144,729
2012	148,383
2013	152,261
2014	155,898
Thereafter	2,254,165

Total	$2,996,746

Under the triple-net leases, the tenants are responsible for paying the Company percentage rent and capital improvement reserve rent. Capital improvement reserves are generally based on a percentage of gross revenue of the property and are set aside by the Company for capital improvements including replacements, from time to time, of furniture, fixtures and equipment. Percentage rent is generally based on a percentage of gross revenue after it exceeds a certain threshold. For the years ended December 31, 2009, 2008 and 2007, total percentage rent recorded was approximately $1.0 million, $3.7 million and $0.7 million, respectively. Capital improvement reserves are generally based on a percentage of gross revenue at the property and totaled approximately $24.6 million, $25.5 million and $16.2 million, for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, tenants are generally responsible for repairs, maintenance, property taxes, utilities, insurance and expenses of ground leases, concession holds or land permits. For the years ended December 31, 2009, 2008 and 2007, the tenants paid approximately $21.5 million, $19.3 million and $14.5 million, respectively, for property taxes related to properties that the Company owns.

7. Investment in Unconsolidated Entities:

As of December 31, 2009 and 2008, the Company owned investments in unconsolidated entities accounted for under the equity method of accounting with carrying values totaling approximately $142.5 million and $158.9 million, respectively. These unconsolidated entities are in the business of owning and leasing real estate and were determined to be VIEs in which the Company is not the primary beneficiary. The Company determined that it was not the primary beneficiary of any of the VIEs in which it is involved based on (i) a quantitative analysis that demonstrated that their partner in each venture has the majority of the exposure to variability of returns and risk of loss due to the preference of cash distributions to the Company ahead of its partners as provided for under the terms of the governing venture agreements, and (ii) an assessment of qualitative factors such as the level of influence that the partners have over the operations of the ventures and underlying real estate assets.

The Company uses the HLBV method of accounting to allocate income and losses between venture partners for its unconsolidated entities. The HLBV method allocates income and loss between venture partners to most appropriately match the distribution of cash from unconsolidated entities whose annual operating cash flows and, in some cases, liquidating cash flows are distributed to the Company and its partners based on preferences and complex waterfall calculations as outlined in the respective partnership agreements. Under the HLBV method of

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investment in Unconsolidated Entities (Continued):

accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. For the years ended December 31, 2009, 2008 and 2007, the Company recognized equity in earnings from the entities of approximately $5.6 million, $3.0 million and $3.7 million, respectively.

On September 11, 2009, the Company funded approximately $0.6 million to the Intrawest Venture, representing its share of additional contingent purchase price due in connection with the initial acquisition of one of the resort village properties. The additional contingent purchase price was determined and payable based on the property achieving certain financial performance goals.

During the year ended December 31, 2009, the Company contributed approximately $0.8 million to the Wolf Partnership to fund its pro rata share of amounts needed by the Partnership to fund working capital shortfalls at the properties and to fund debt service. In addition, the Company advanced the Wolf Partnership approximately $3.0 million for a capital expansion project.

On August 6, 2009, the Company acquired Great Wolf’s 30.3% interest in the Wolf Partnership, as discussed in Note 3 “Acquisitions.”

On August 3, 2009, the DMC Partnership exercised its option to purchase the land under the DMC Property, which was previously leased to the partnership, for approximately $11.6 million. The Company contributed cash to the DMC Partnership to fund the entire land purchase thereby increasing its ownership in the partnership to 81.9%.

The following tables present financial information for the unconsolidated entities for the years ended December 31, 2009, 2008 and 2007 (in thousands):

Summarized Operating Data

	Year Ended December 31, 2009
	Wolf Partnership(2)	DMC Partnership	Intrawest Venture	Total
Revenue	$19,750	$29,131	$14,362	$63,243
Property operating expenses	(15,954)	(697)	(7,681)	(24,332)
Depreciation & amortization expenses	(4,413)	(8,659)	(3,863)	(16,935)
Interest expense	(2,357)	(8,894)	(5,592)	(16,843)
Interest and other income (expense)	(4)	24	42	62

Net income (loss)	$(2,978)	$10,905	$(2,732)	$5,195

Income (loss) allocable to other venture partners(1)	$(528)	$478	$(1,322)	$(1,372)

Income (loss) allocable to the Company(1)	$(2,450)	$10,427	$(1,410)	$6,567
Amortization of capitalized costs	(207)	(496)	(234)	(937)

Equity in earnings (loss) of unconsolidated entities	$(2,657)	$9,931	$(1,644)	$5,630

Distributions declared to the Company	$—	$10,427	$809	$11,236

Distributions received by the Company	$—	$9,832	$954	$10,786

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investment in Unconsolidated Entities (Continued):

Summarized Operating Data

	Year Ended December 31, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$31,510	$29,189	$15,963	$76,662
Property operating expenses	(28,158)	(755)	(7,934)	(36,847)
Depreciation & amortization expenses	(7,335)	(8,549)	(4,771)	(20,655)
Interest expense	(3,998)	(9,100)	(5,663)	(18,761)
Interest and other income (expense)	21	25	167	213

Net income (loss)	$(7,960)	$10,810	$(2,238)	$612

Income (loss) allocable to other venture partners(1)	$(2,414)	$834	$(1,785)	$(3,365)

Income (loss) allocable to the Company(1)	$(5,546)	$9,976	$(453)	$3,977
Amortization of capitalized costs	(227)	(496)	(234)	(957)

Equity in earnings (loss) of unconsolidated entities	$(5,773)	$9,480	$(687)	$3,020

Distributions declared to the Company	$—	$10,251	$2,876	$13,127

Distributions received by the Company	$—	$10,405	$4,478	$14,883

Summarized Operating Data

	Year Ended December 31, 2007
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$34,597	$29,516	$17,019	$81,132
Property operating expenses	(30,199)	(758)	(8,702)	(39,659)
Depreciation & amortization expenses	(7,112)	(8,834)	(5,268)	(21,214)
Interest expense	(3,955)	(9,244)	(5,826)	(19,025)
Interest and other income	102	20	386	508

Net income (loss)	$(6,567)	$10,700	$(2,391)	$1,742

Income (loss) allocable to other venture partners(1)	$(2,014)	$724	$(1,662)	$(2,952)

Income (loss) allocable to the Company(1)	$(4,553)	$9,976	$(729)	$4,694
Amortization of capitalized costs	(226)	(496)	(234)	(956)

Equity in earnings (loss) of unconsolidated entities	$(4,779)	$9,480	$(963)	$3,738

Distributions declared to the Company	$—	$10,302	$3,168	$13,470

Distributions received (refunded) by the Company	$(1,226)	$10,173	$3,917	$12,864

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the HLBV method of accounting.

(2)

As a result of the Company’s purchase of Great Wolf’s 30.3% interest in the Wolf Partnership, the results of operations for the partnership are only presented through August 5, 2009. The results of operations for the

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investment in Unconsolidated Entities (Continued):

properties from August 6, 2009 through December 31, 2009 were consolidated in the Company’s consolidated statements of operations.

Summarized Balance Sheet Data

	As of December 31, 2009
	Wolf Partnership(1)	DMC Partnership(2)(3)		Intrawest Venture(2)	Total(2)
Real estate assets, net	(1)	$251,791		$97,082	$348,873
Intangible assets, net	(1)	6,571		1,506	8,077
Other assets	(1)	6,673		11,463	18,136
Mortgages and other notes payable	(1)	145,293		77,165	222,458
Other liabilities	(1)	4,808		13,036	17,844
Partners’ capital	(1)	114,934		19,850	134,784
Company’s share of partners’ capital	(1)	81.9	%(3)	80.0%

Summarized Balance Sheet Data

	As of December 31, 2008
	Wolf Partnership(2)	DMC Partnership(2)	Intrawest Venture(2)	Total(2)
Real estate assets, net	$98,628	$242,656	$95,292	$436,576
Intangible assets, net	213	10,316	1,847	12,376
Other assets	5,871	6,219	9,912	22,002
Mortgages and other notes payable	63,000	148,380	75,071	286,451
Other liabilities	6,612	5,560	10,627	22,799
Partners’ capital	35,100	105,251	21,353	161,704
Company’s share of partners’ capital	69.7%	80.0%	80.0%

FOOTNOTES:

(1)	As a result of the purchase of Great Wolf’s 30.3% interest in the Wolf Partnership on August 6, 2009, there is no balance sheet data presented for the Wolf Partnership as of December 31, 2009. The balance sheet data related to this entity is now consolidated in the Company’s consolidated balance sheets.

(2)	As of December 31, 2009 and 2008, the Company’s share of partners’ capital was approximately $132.4 million and $146.7 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $10.1 million and $12.2 million, respectively.

(3)	On August 3, 2009, the Company contributed cash to the DMC Partnership to exercise its option to purchase the land under the DMC Property, which increased its ownership in the partnership to 81.9% as discussed above.

The Company’s maximum exposure to loss is primarily limited to the carrying amount of its investment in each of the unconsolidated entities. The unconsolidated entities have debt obligations totaling approximately $211.4 million as of December 31, 2009. If the Company engages in certain prohibited activities there are circumstances which could trigger an obligation on the part of the Company with respect to a portion of this debt.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgages and Other Notes Receivable, net:

As of December 31, 2009 and 2008, mortgages and other notes receivable consisted of the following (in thousands):

					Loan Principal Amount as of December 31,
Borrower and Description of Collateral Property	Date of Loan Agreement (s)	Maturity Date	Interest Rate	Accrued Interest	2009	2008
Won & Jay, Inc. (one golf club)	12/12/2008	12/11/2009	9.00%	$—	$—	$10,000
PARC Management LLC (equipment)	11/13/2008	11/12/2011	8.00% - 8.50%	—	584	584
Big Sky Resort (one ski resort)	9/23/2008	9/1/2012	12.00%	680	68,000	68,000
Booth Creek Resort Properties LLC (one ski property & one parcel of land)(1)	1/18/2007	1/15/2012	variable(1)	44	12,327	12,000
Marinas International, Inc. (four marinas)	12/22/2006	12/22/2021	10.25%	1,772	39,151	39,151
Shorefox Development, LLC (lifestyle community development)	3/13/2006	3/10/2009	13.50%	—	—	40,000
Boyne USA, Inc. (four ski resorts)	8/10/2009	9/1/2012	6.30% - 15.00%	120	18,680	—
PARC Magic Springs LLC (one parcel of land and membership interests)	5/8/2009	8/1/2012	10.0% -11.00%	12	1,486	—

Total				$2,628	140,228	169,735

Accrued interest					2,628	5,172
Acquisition fees, net					2,956	3,843
Loan origination fees, net					(172)	(333)
Additional carrying costs					—	3,656

Total carrying amount					$145,640	$182,073

FOOTNOTE:

(1)	The ultimate interest rate is variable and dependent upon the event triggering payment with a potential range between 0.0% - 24.0%.

9. Discontinued Operations:

On December 12, 2008, the Company sold its Talega Golf Course property to Won & Jay, Inc. (“W&J”) for $22.0 million, resulting in a gain of approximately $4.5 million. At the same time, the Company paid approximately $2.4 million in loan prepayment fees and paid off the portion of the mortgage loan collateralized by this property of approximately $8.8 million. In connection with the sale, the Company received cash in the amount of $12.0 million and a promissory note from W&J in the amount of $10.0 million, which was subsequently repaid, and terminated its lease on the property with Heritage Golf.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Discontinued Operations (Continued):

The results of discontinued operations are summarized below (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenues	$—	$1,626	$1,764
Expenses	—	(595)	(650)
Depreciation and amortization	—	(752)	(945)

Income from discontinued operations	—	279	169
Gain on sale of assets	—	4,470	—
Loss on extinguishment of debt	—	(2,353)	—

	$—	$2,396	$169

10. Public Offerings and Stockholders’ Equity:

As of December 31, 2009, the Company had cumulatively raised approximately $2.6 billion (260.1 million shares) in subscription proceeds including approximately $197.0 million (20.7 million shares) received through the Company’s dividend reinvestment plan pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The following information provides detail about the Company’s completed and current offerings as of December 31, 2009 as of December 31, 2009:

Offering	Commenced	Closed	Maximum Offering	Total Offering Proceeds (in thousands)
1st (File No. 333-108355)	4/16/2004	3/31/2006	$2.0 billion	$520,728
2nd (File No. 333-128662)	4/4/2006	4/4/2008	$2.0 billion	1,520,035
3rd (File No. 333-146457)	4/9/2008	Ongoing	$2.0 billion	548,341

Total				$2,589,104

The Company intends to extend its current stock offering for a period of one year through April 9, 2011 and may have the ability to extend for another six months beyond that date upon meeting certain criteria.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Public Offerings and Stockholders’ Equity (Continued):

The Company has and will continue to incur costs in connection with the offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the offering. As of December 31, 2009 and 2008, the total cumulative offering and stock issuance costs incurred were approximately $273.4 million and $246.7 million, respectively.

In accordance with the Company’s amended and restated articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursement, and organizational and offering expenses to be paid by the Company may not exceed 13.0% of the aggregate offering proceeds. As of December 31, 2009 and 2008, there were no offering costs in excess of the 13.0% limitation that had been billed to the Company.

11. Other Assets:

As of December 31, 2009 and 2008, other assets primarily consisted of a certificate of deposit of approximately $8.2 million and $10.1 million, respectively, collateralizing one of the Company’s letters of credit, costs in connection with obtaining loans of approximately $7.3 million and $6.5 million, respectively and lease incentives of approximately $12.5 million and $1.0 million, respectively, relating to the restructuring of the Company’s existing leases on two of its tenants. These lease incentives are amortized over the life of the lease against rental income. In addition, the balance for the year ended December 31, 2008 included approximately $5.9 million in acquisition fees and miscellaneous acquisition costs that had been capitalized, and were expensed on January 1, 2009 in connection with the adoption of the new standard as discussed in Note 2.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Mortgages and Other Notes Payable:

As of December 31, 2009 and 2008, the Company had the following indebtedness (in thousands):

	Collateral & Approximate Carrying Value of Collateral at December 31, 2009	Interest Rate(1)	Maturity Date	Balance as of December 31,
				2009	2008
Variable rate debt:
Mortgage debt	1 lifestyle residential property, $99.2 million	30-day LIBOR + 1.50% -1.715%	1/2/2015	$85,413	$85,413
Mortgage debt	1 hotel property, $70.2 million	30-day LIBOR + 2.00%	7/1/2010	25,000	22,430
Mortgage debt	1 hotel property, $39.9 million	30-day LIBOR + 2.75% and 5.00% floor	7/6/2011	6,427	—
Mortgage debt	1 ski and mountain lifestyle property, $26.5 million	30-day LIBOR + 3.25%	9/1/2019	9,957	—
Mortgage debt	1 ski and mountain lifestyle property, $42.1 million	CDOR + 3.75%	12/1/2014	19,064	—

Total variable rate debt				$145,861	$107,843

Fixed rate debt:
Mortgage debt	1 golf property, $9.1 million	7.28%	3/1/2016	$5,770	$5,872
Mortgage debt	22 golf properties, $234.6 million	6.09%	2/5/2013	135,375	137,961
Mortgage debt	8 golf properties, $76.0 million	6.58%	7/1/2017	39,903	40,674
Mortgage debt	5 ski and mountain lifestyle properties, $225.5 million	6.11%	4/5/2014	103,245	106,499
Mortgage debt	5 golf properties, $35.8 million	6.35%	3/1/2017	23,276	23,753

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Mortgages and Other Notes Payable (Continued):

	Collateral & Approximate Carrying Value of Collateral at December 31, 2009	Interest Rate(1)	Maturity Date	Balance as of December 31,
				2009	2008
Fixed rate debt—continued:
Mortgage debt	2 golf properties, $69.7 million	6.33%	12/1/2016	$35,273	$36,013
Mortgage debt	3 golf properties, $27.4 million	6.18%	12/1/2016	15,502	15,834
Mortgage debt	2 hotel properties, $87.7 million	6.08%	3/1/2013	58,183	—
Seller financing	unsecured	8.75%	4/1/2017	18,600	20,300
Seller financing	3 ski and mountain lifestyle properties, $133.4 million	9.00% - 9.50%	12/31/2011	52,000	37,600
Seller financing	unsecured	5.20%	6/19/2009	—	338
Seller financing	$8.0 million certificate of deposit	5.77%	6/19/2010	6,500	6,500

Total fixed rate debt				$493,627	$431,344

Total debt				$639,488	$539,187

Fair value adjustment				4,304	—

Total				$643,792	$539,187

FOOTNOTE:

(1)	The 30-day LIBOR rate was approximately 0.23% and 0.44%, respectively as of December 31, 2009 and 2008. The 30-day CDOR rate was approximately 0.40% as of December 31, 2009.

On July 6, 2009, the Company obtained a $20.0 million construction loan for the renovation of the Coco Key Waterpark Resort in Orlando, Florida. The Company acquired this property through foreclosure and expects to complete renovations on it in early 2010. The loan has a 24-month term with an option to extend for an additional 36 months subject to paying an extension fee and meeting certain conditions. During the initial 24-month term, the loan bears interest at a variable rate of 2.75% over the 30-day LIBOR rate with a floor of 5.0%. During the extended 36-month term the loan will bear interest at a fixed rate equal to the 3-year treasury rate on the date of the extension plus 2.75% with a floor of 7.0%. The loan is collateralized by the property.

On September 29, 2009, the Company obtained a $10.0 million loan collateralized by the Jiminy Peak Mountain Resort property. The loan requires monthly payments of interest and principal with the remaining principal and accrued interest payable upon maturity on September 1, 2019. For its entire term, the loan bears interest at 30-day LIBOR plus 3.25%. However, the Company entered into an interest rate swap thereby fixing the rate at 6.89%.

On November 30, 2009, the Company obtained a $20.0 million loan (denominated in Canadian dollars) collateralized by our Cypress Ski Resort. The loan matures on December 1, 2014 and bears interested at CDOR plus 3.75% that has been fixed with an interest rate swap to 6.43% for the term of the loan. The balance as of

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Mortgages and Other Notes Payable (Continued):

December 31, 2009 has been converted from Canadian dollars to U.S. dollar at an exchange rate of 1.049 Canadian dollars for $1.00 U.S. dollar on December 31, 2009.

In connection with the acquisition of the remaining 30.3% interest in the Wolf Partnership, the Company assumed the original $63.0 million in mortgage loans on the properties. The loans bear interest at 6.08%, require monthly payments of principal and interest, and mature on March 1, 2013. Upon acquisition, the loans, with an outstanding amount of $62.7 million, were recorded at fair value which was estimated at approximately $58.7 million. The difference between the fair value and face value will be accreted into interest expense over the terms of the loans.

The following is a schedule of future principal payments and maturities for all mortgages and other notes payable (in thousands):

2010	$43,460
2011	71,045
2012	13,305
2013	196,607
2014	110,338
Thereafter	209,037

Total	$643,792

As of December 31, 2009, two of the Company’s loans require the Company to meet certain customary financial covenants and ratios, with which the Company is in compliance. The Company’s other long-term borrowings are not subject to any significant financial covenants.

13. Line of Credit:

The Company’s $100.0 million line of credit bears interest at either the lower of: Prime or, 30-day, 60-day or 90-day LIBOR plus 2.0, matures on October 15, 2010, and is collateralized by a ski property and certain of the Company’s attractions and marina properties that have an aggregate carrying value of approximately $221.1 million at December 31, 2009. The Company was required to maintain certain customary financial covenants and ratios including (a) a maximum leverage ratio not to exceed 65%, (b) a minimum fixed charge ratio of no less than 115%, and (c) a minimum net worth of no less than $750.0 million plus 75% of equity raised, since July 1, 2007. The Company was in compliance with these covenants as of December 31, 2009.

14. Derivative Instruments and Hedging Activities:

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Derivative Instruments and Hedging Activities (Continued):

The Company has four interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2009 and 2008, which are included in other liabilities in the accompanying consolidated balance sheets (in thousands).

Notional Amount		Strike	Trade Date	Maturity Date	Fair Value as of December 31,
					2009	2008
$57,300		4.285%(1)	1/2/2008	1/2/2015	$3,802	$6,722
16,700		4.305%(1)	1/2/2008	1/2/2015	1,123	1,977
9,957		6.890%(1)	9/28/2009	9/1/2019	46	—
19,064	(2)	6.430%(2)	12/1/2009	12/1/2014	15	—

$103,021					$4,986	$8,699

FOOTNOTES:

(1)	The strike rate above does not include the credit spread on each of the notional amounts. The credit spread is 1.715% on the $57.3 million swap, totaling a blended fixed rate of 6.0% and 1.5% on the $16.7 million swap, totaling a blended fixed rate of 5.805%.

(2)	On November 30, 2009, the Company obtained a $20.0 million loan (denominated in Canadian dollars). The loan bears interest at CDOR plus 3.75% that has been fixed with an interest rate swap to 6.43% for the term of the loan as discussed in Note 12 “Mortgages and Other Notes Payable”. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 1.049 Canadian dollars for $1.00 U.S. dollar.

During the year ended December 31, 2009, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive loss. Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

15. Fair Value Measurements:

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input, however, the impact of the assumption is not significant to its overall valuation calculation and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments was approximately $5.0 million at December 31, 2009 and is included in other liabilities in the accompanying consolidated balance sheets.

In connection with the acquisition of Wet’n’Wild Hawaii on May 6, 2009, the Company agreed to pay up to $14.7 million in additional purchase consideration contingent upon the property achieving certain financial performance goals during the first three years. The Company’s initial estimate of the additional purchase consideration it would pay was $10.8 million. However, as of December 31, 2009, the Company revised its

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Fair Value Measurements (Continued):

estimates based on actual and projected property operating performance and increased the amount accrued in the accompanying consolidated financial statements by approximately $3.5 million. The Company considers the fair value measurements of contingent purchase consideration to be a Level 3 classification due to the significant unobservable inputs.

The following tables show the fair value of the Company’s financial liabilities (in thousands):

	Fair Value Measurements as of December 31, 2009
	Balance at December 31, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments	$4,986	$—	$4,986	$—
Contingent purchase consideration	$14,402	$—	$—	$14,402

	Fair Value Measurements as of December 31, 2008
	Balance at December 31, 2008	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments	$8,699	$—	$8,699	$—

The following information details the changes in the fair value measurements using significant unobservable inputs (Level 3) for the year ended December 31, 2009 (in thousands):

Beginning balance	$—
Initial estimate of contingent purchase consideration	10,800
Changes in estimated fair value	3,602

Ending balance	$14,402

As discussed in Note 3 above, the Company is liable to pay up to $14.7 million in additional purchase consideration in connection with the acquisition of Wet ‘n’ Wild Hawaii contingent upon the property achieving certain performance goals over the next three years. The fair value of the contingent liability was determined using management’s best estimate of projected property performance based on actual performance thresholds achieved in 2009 and the amount of additional contingent purchase consideration it expects to pay on a discounted basis. The change in the estimated fair value was recorded as other operating expense in the accompanying consolidated statement of operations for the year ended December 31, 2009.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes:

As of December 31, 2009 and 2008, the Company recorded net current and long-term deferred tax assets related to depreciation differences and net operating losses at its TRS subsidiaries. Because there are no historical earnings and no certainty that such deferred tax assets will be available to offset future tax liabilities, the Company has established a full valuation allowance as of December 31, 2009 and 2008. The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2009 and 2008 are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Net operating losses	$52,075	$22,734
Book/tax differences in acquired assets	(28,222)	(16,383)
Book/tax differences in rental income	(2,647)	(1,226)

Total deferred tax asset	21,206	5,125
Valuation allowance	(21,206)	(5,125)

	$—	$—

The Company’s TRS subsidiaries had net operating loss carry-forwards for federal and state purposes of approximately $130.0 million and $79.8 million as of December 31, 2009 and 2008, respectively, to offset future taxable income. The estimated net operating loss carry-forwards will expire as follows: $1.5 million expiring in 2025, $5.8 million expiring in 2026, $27.0 million expiring in 2027, $45.5 million expiring in 2028 and $50.2 million expiring in 2029. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

17. Related Party Arrangements:

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

Certain directors and officers of the Company hold similar positions with both its Advisor, CNL Lifestyle Company, LLC (the “Advisor”) which is both a stockholder of the Company as well as its Advisor, and CNL Securities Corp., (the “Managing Dealer”), for the Company’s public offerings. The Company’s chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc., the parent company of the Advisor and Managing Dealer. The Advisor and Managing Dealer receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management and sale of the Company’s assets.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Arrangements (Continued):

For the years ended December 31, 2009, 2008 and 2007, the Company incurred the following fees (in thousands):

	Year Ended December 31,
	2009	2008	2007
Selling commissions	$15,484	$21,899	$49,921
Marketing support fee & due diligence expense reimbursements	6,654	9,392	21,418

Total	$22,138	$31,291	$71,339

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

For the years ended December 31, 2009, 2008 and 2007, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Acquisition fees:(1)
Acquisition fees from offering proceeds	$6,512	$10,239	$22,652
Acquisition fees from debt proceeds	2,614	5,506	8,567

Total	9,126	15,745	31,219

Asset management fees:(2)	25,075	21,937	14,804

Reimbursable expenses:(3)
Offering costs	3,618	5,587	6,371
Acquisition costs	114	1,732	1,237
Operating expenses	9,616	4,235	2,488

Total	13,348	11,554	10,096

Total fees earned and reimbursable expenses	$47,549	$49,236	$56,119

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.

(2)	Asset management fees are equal to 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.

(3)

The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Arrangements (Continued):

Pursuant to the advisory agreement, the Company will not reimburse the Advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense years ended December 31, 2009, 2008 and 2007, operating expenses did not exceed the Expense Cap.

Amounts due to the Advisor and its affiliates for fees and expenses described above are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Due to the Advisor and its affiliates:
Offering expenses	$256	$657
Asset management fees	2,212	1,930
Operating expenses	1,305	479
Acquisition fees and expenses	119	664

Total	$3,892	$3,730

Due to Managing Dealer:
Selling commissions	$243	$99
Marketing support fees and due diligence expense reimbursements	104	46

Total	$347	$145

Total due to affiliates	$4,239	$3,875

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $26.1 million and $13.7 million as of December 31, 2009 and 2008, respectively.

18. Redemption of Shares:

In March 2010, the Company amended its redemption plan to clarify the board of directors’ discretion in establishing the amount of redemptions that will be processed each quarter and allowing certain priority groups (for stockholders with requests made pursuant to death, qualifying disability, bankruptcy or unforeseeable emergency) to have their redemption requests processed ahead of the general stockholder population.

The following details the Company’s redemptions for the year ended December 31, 2009 (in thousands except per share data).

2009 Quarters	First	Second	Third	Fourth	Year
Redemptions Requested	2,268	3,409	1,762	1,872	9,311
Shares Redeemed	2,268	2,112	1,758	1,849	7,987
Redemption Request Unfulfilled(1)	—	1,297	1,301	1,324	1,324
Average Price Paid Per Share	$9.55	$9.58	$9.70	$9.35	$9.55

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Redemption of Shares (Continued):

FOOTNOTE:

(1)	Unfulfilled requests will be redeemed on a pro rata basis as described above. In the fourth quarter of 2009, the Company redeemed all unfulfilled requests from the third quarter of 2009 and 29.3% of new redemption requests.

For the year ended December 31, 2009, the Company received total redemption requests of approximately 9.3 million shares, of which 8.0 million shares were redeemed on a pro rata basis, for an average price per share of $9.55 for a total of approximately $76.2 million, with the remaining 1.3 million shares redeemed at the end of the first quarter of 2010. For the years ended December 31, 2008 and 2007, the Company received redemption requests for approximately 3.6 million shares and 0.7 million shares, for an average price per share of $9.52 and $9.42 for a total of approximately $34.0 million and $6.2 million, respectively, all of which were redeemed in the period they were requested. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings. The Company believes the increase in the redemption requests from 2008 to 2009 is, in part, due to several non-listed REITs suspending their redemption programs.

19. Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income. The Company intends to make regular distributions, and the board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. For the years ended December 31, 2009, 2008 and 2007, the Company declared and paid distributions of approximately $154.5 million ($0.6577 per share), $128.4 million ($0.6150 per share) and $94.1 million ($0.6000 per share), respectively.

For the years ended December 31, 2009, 2008 and 2007, approximately 4.4%, 41.0% and 58.0% of the distributions paid to the stockholders were considered taxable income and approximately 95.6%, 59.0% and 42.0% were considered a return of capital for federal income tax purposes, respectively. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Concentrations of Risk:

As of December 31, 2009 and 2008 and for the years ended through December 31, 2009, the Company had the following tenants that individually accounted for 10% or more of its aggregate total revenues or assets.

Tenant	Number & Type of Leased Properties	Percentage of Total Revenues			Percentage of Total Assets
		2009	2008	2007	2009	2008
PARC Management, LLC (“PARC”)	18 Attractions	18.3%	21.0%	23.0%	14.3%	15.9%
Boyne USA, Inc. (“Boyne”)	7 Ski & Mountain Lifestyle Properties	15.3%	19.4%	19.0%	9.2%	9.9%
Evergreen Alliance Golf Limited, L.P. (“EAGLE”)	43 Golf Facilities	14.3%	20.6%	9.0%	15.4%	17.1%
Booth Creek Ski Holding, Inc. (“Booth”)	3 Ski & Mountain Lifestyle Properties	8.3%	12.2%	13.2%	6.3%	6.7%

		56.2%	73.2%	64.2%	45.2%	49.6%

Additionally, the Company has made loans to Booth, Boyne and PARC that together generated interest income totaling $8.5 million or 3.4%, $3.6 million or 1.7% and $1.8 million or 1.2% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Failure of any of these tenants to pay contractual lease or interest payments could significantly impact the Company’s results of operations and cash flows from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

The Company’s real estate investment portfolio is geographically diversified with properties in 32 states and Canada. The Company owns ski and mountain lifestyle properties in eight states and Canada with a majority of those properties located in the northeast, California and Canada. The Company’s golf properties are located in 15 states with a majority of those facilities located in “Sun Belt” states. The Company’s attractions properties are located in 13 states with a majority located in the Southern and Western United States.

As of December 31, 2009, the Company’s investments in real estate when aggregated by purchase price were concentrated in the following asset classes: approximately 28.0% in ski and mountain lifestyle, 24.6% in golf facilities, 17.5% in attractions, 7.5% in marinas and 22.4% in additional lifestyle properties. Adverse events or conditions affecting those asset classes and related industries, such as severe weather conditions or economic downturn, could significantly impact the Company’s ability to generate rental income or cash flows which, in turn would significantly impact its ability to pay debt service and make distributions to stockholders.

21. Commitments and Contingencies:

The Company has commitments under ground leases, concession holds and land permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $11.6 million, $9.5 million and $5.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, and have been reflected as ground lease, concession hold and permit fees with a corresponding increase in rental income from operating leases in the accompanying consolidated statements of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and Contingencies (Continued):

In connection with the acquisition of Wet’n’Wild Hawaii, the Company agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years. During 2009, the operating income of the property exceeding certain performance thresholds which entitled the seller to additional contingent purchase consideration above what the Company initially estimated at the acquisition date. As such, the Company recorded fair value of the additional purchase price consideration expense in the other operating expenses of $3.5 million in the accompanying consolidated statement of operations for the year ended December 31, 2009 and a total liability of $14.4 million in the accompanying consolidated balance sheet as of December 31, 2009, of which approximately $11.4 million was paid in February 2010. This additional purchase consideration will be added to the contractual lease basis used to calculate rent and will result in additional rent being generated from this property.

The following is a schedule of future obligations under ground leases, concession holds and land permits (in thousands):

2010	$12,569
2011	12,297
2012	12,297
2013	12,297
2014	12,297
Thereafter	195,691

Total	$257,448

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

22. Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for the year ended December 31, 2009 and 2008 (in thousands except per share data) including reclassifications of discontinued operations for the year ended December 31, 2008:

2009 Quarters	First	Second	Third	Fourth		Year
Total revenues	$61,003	$57,757	$64,589	$69,922		$253,271
Operating income	6,762	770	7,046	(1,566)		13,012
Equity in earnings of unconsolidated entities	6	118	3,332	2,174		5,630
Net loss	(2,044)	(6,775)	(93)	(10,408	)(1)	(19,320)
Weighted average number of shares outstanding (basic and diluted)	227,611	232,599	238,505	244,562		235,873
Earnings (loss) per share of common stock (basic and diluted)	$(0.01)	$(0.03)	$(0.00)	$(0.04)		$(0.08)

FOOTNOTE:

(1)	The increase in net loss generated in the fourth quarter was partially attributable to the write-off of assets in connection with the closure of two properties and a change in estimated contingent purchase consideration.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Selected Quarterly Financial Data (Unaudited) (Continued):

2008 Quarters	First	Second	Third	Fourth	Year
Total revenues	$48,820	$52,581	$52,233	$56,781	$210,415
Operating income	15,890	13,783	13,517	14,388	57,578
Equity in earnings (loss) of unconsolidated entities	1,577	(86)	1,598	(69)	3,020
Income from continuing operations	11,625	7,307	8,769	6,539	34,240
Discontinued operations	56	39	42	2,259	2,396
Net income	11,681	7,346	8,811	8,798	36,636
Weighted average number of shares outstanding (basic and diluted)	196,354	205,095	215,101	223,911	210,192
Earnings per share of common stock (basic and diluted)
Continuing operations	$0.06	$0.04	$0.04	$0.02	$0.16
Discontinued operations	$0.00	$0.00	$0.00	$0.01	$0.01

23. Subsequent Events:

The Company’s board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on January 1, 2010, February 1, 2010 and March 1, 2010. These distributions are to be paid by March 31, 2010.

On March 12, 2010, the Company acquired a portfolio of four coastal marinas in California for an aggregate purchase price of approximately $55.0 million, excluding transaction costs. The marinas were acquired through a sale-leaseback arrangement and are subject to long-term triple-net leases with an initial term of 20 years and two 10-year renewal options. In connection with the transaction the Company assumed three existing loans collateralized by the properties with aggregate outstanding principal balances of approximately $14.0 million.

On February 19, 2010, the Company paid additional purchase consideration of approximately $11.4 million in connection with the acquisition of Wet’n’Wild Hawaii as a result of the property achieving certain financial performance goals. This additional purchase consideration will be added to the contractual lease basis used to calculate rent and will result in additional rental income being generated from this real estate investment property.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework”. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2009 did not include the internal control over financial reporting for the Wolf Properties or The Omni Mount Washington Resort and Bretton Woods Ski Area. The Company acquired the two Great Wolf Lodge properties, which were previously held in an unconsolidated joint venture, and terminated the lease on the Mount Washington Resort during the third quarter of 2009. In the period between the acquisition and lease termination dates and the date of management’s report, it was not possible to conduct a complete assessment of internal control over financial reporting for these properties. For the year ended December 31, 2009, these properties represent 3.5% and 2.7% of total assets, respectively and each contributed approximately 4.0% of total revenues.

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

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2010.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2010.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

1.	The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:

CNL Dallas Market Center, LP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statement of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007

Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts as of December 31, 2009

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2009

Schedule IV—Mortgage Loans and Real Estate at December 31, 2009

(b) Exhibits

Exhibits

2.3	Amended and Restated Partnership Interest Purchase Agreement by and between CNL Income Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	CNL Income Properties, Inc. Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	CNL Income Properties, Inc. Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.4	Amendment No. One to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

3.5	Amendment No. Two to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of CNL Income Properties, Inc. dated March 26, 2008 (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on March 26, 2008 (File No. 000-51288) and incorporated herein by reference.)

3.7	Amendment No. Three to the Bylaws of CNL Income Properties, Inc. (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on December 5, 2007 and incorporated herein by reference.)

4.1	Amended and Restated Redemption Plan (Filed herewith.)

4.2	Amended and Restated Reinvestment Plan (Previously filed as Appendix A to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-146457) filed March 28, 2008 and incorporated herein by reference.)

10.1	Advisory Agreement dated March 22, 2010 (Filed herewith.)

10.2	Indemnification Agreement between CNL Income Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004, Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004, Amy Sinelli dated June 14, 2005, Joseph Johnson dated January 1, 2006, Daniel Crowe dated March 22, 2006 and Baxter Underwood dated September 9, 2008 (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.3	Loan Agreement dated as of August 2, 2004 between WTC-Trade Mart, L.P., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.4	Loan Agreement dated as of August 8, 2003 by and between IFDC Property Company, Ltd., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.5	Asset Purchase Agreement dated as of January 10, 2007 between PARC 7F-Operations Corporation and CNL Income Properties, Inc. (Previously filed as Exhibit 10.58 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.6	The Second Amended and Restated Loan Agreement dated February 9, 2007 between CNL Income Palmetto, LLC, et al., Borrowers, and Sun Life Assurance Company of Canada, Lender (Previously filed as Exhibit 10.60 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.7	Deed of Trust, Security Agreement and Financing Statement dated February 9, 2007 executed by CNL Income Canyon Springs, LLC, Grantor, in favor of Sun Life Assurance Company of Canada, Beneficiary (Previously filed as Exhibit 10.61 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.8	Loan Agreement dated March 23, 2007 by and among CNL Income Northstar, LLC, et al, Borrower, and CNL Income SKI II, LLC et al, Pledgor and The Prudential Insurance Company of America, Lender (Previously filed as Exhibit 10.63 to Post-Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007 and incorporated herein by reference.)

10.9	Sublease Agreement dated as of April 5, 2007 by and between CNL Income Enchanted Village, LLC, Landlord, and PARC Enchanted Parks, LLC, Tenant (Previously filed as Exhibit 10.64 to Post-Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007 and incorporated herein by reference.)

10.10	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 29, 2007 among American Golf Corporation, et al, Sellers, and CNL Income Partners, LP, Buyer (Previously filed as Exhibit 10.57 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 15, 2008 and incorporated herein by reference.)

10.11	Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated November 19, 2007 among American Golf Corporation, et al, Sellers, and CNL Income Partners, LP, Buyer (Previously filed as Exhibit 10.65 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)

10.12	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated December 14, 2007 among American Golf Corporation, et al, Sellers, and CNL Lifestyle Partners, LP, Buyer (Previously filed as Exhibit 10.66 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)

10.13	Collateral Loan Agreement dated as of January 25, 2008 between CNL Income EAGL Southwest Golf, LC, et al., Borrower, and The Prudential Insurance Company of America, Lender (Previously filed as Exhibit 10.1 to Report on Form 8-K filed January 31, 2008 and incorporated herein by reference.)

10.14	Deed of Trust and Security Agreement dated January 25, 2008 by CNL Income EAGL Southwest Golf, LLC, Borrower, to The Prudential Insurance Company of America, Lender (Ancala Country Club, Scottsdale, Arizona) (Previously filed as Exhibit 10.2 to Report on Form 8-K filed January 31, 2008 and incorporated herein by reference.)

10.15	Omnibus Lease Resolution Agreement dated as of October 30, 2008 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed November 14, 2008 and incorporated by reference herein).

10.16	First Amendment to Omnibus Lease Resolution Agreement dated as of December 30, 2008 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

10.17	Second Amendment to Omnibus Lease Resolution Agreement dated as of February 5, 2009 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

10.18	Third Amendment to Omnibus Lease Resolution Agreement dated as of March 27, 2009 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

10.19	Schedule of Omitted Agreements (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99.1	Securities Purchase Agreement dated as of January 10, 2007 among Six Flags Theme Parks, Inc., et al. and PARC 7F-Operations Corporation (Previously filed as Exhibit 99 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

CNL Dallas Market

Center, L.P. and Subsidiaries

Consolidated Financial Statements

December 31, 2009 and 2008

CNL Dallas Market Center, L.P. and Subsidiaries

Index

December 31, 2009 and 2008

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Dallas Market Center, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Dallas Market Center, L.P. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 24, 2010

Orlando, Florida

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets
Property and equipment, net	$251,791,220	$242,655,960
In-place lease costs, net	6,007,695	6,246,509
Cash	2,478,492	2,955,528
Restricted cash	2,158,434	1,493,384
Accrued rent	1,762,714	1,770,525
Favorable ground leases, net	562,984	4,069,824
Rent receivable	273,835	—

Total assets	$265,035,374	$259,191,730

Liabilities and Partners’ Capital
Mortgage loans payable	$145,292,994	$148,380,393
Distributions payable	3,467,333	2,805,528
Accounts payable and accrued expenses	1,299,577	1,240,924
Due to affiliates	41,057	—
Unearned percentage rent	—	1,513,532

Total liabilities	150,100,961	153,940,377

Partners’ capital	114,934,413	105,251,353

Total liabilities and partners’ capital	$265,035,374	$259,191,730

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Revenues
Rental income from operating leases	$26,943,054	$26,616,046	$26,531,390
Percentage rent	2,188,157	2,572,917	2,984,511

Total revenues	29,131,211	29,188,963	29,515,901

Cost and expenses
Depreciation	8,420,093	8,310,167	8,595,411
Ground rent expense	421,174	505,006	485,576
General, administrative and operating	275,368	249,748	271,875
Amortization of lease costs	238,814	238,814	238,814

Total cost and expenses	9,355,449	9,303,735	9,591,676

Operating income	19,775,762	19,885,228	19,924,225
Interest and other income	23,732	25,224	20,113
Interest expense	(8,894,533)	(9,100,137)	(9,244,134)

Net income	$10,904,961	$10,810,315	$10,700,204

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

Years Ended December 31, 2009, 2008 and 2007

	General Partner	CNL LP	Crow	Total
Balance, December 31, 2006	$1,091,291	$88,921,475	$19,418,954	$109,431,720
Net income	124,697	9,851,063	724,444	10,700,204
Distributions	(128,775)	(10,173,216)	(2,575,498)	(12,877,489)

Balance, December 31, 2007	$1,087,213	$88,599,322	$17,567,900	$107,254,435
Net income	99,758	9,876,003	834,554	10,810,315
Distributions	(128,134)	(10,122,583)	(2,562,680)	(12,813,397)

Balance, December 31, 2008	$1,058,837	$88,352,742	$15,839,774	$105,251,353
Additional partner contributions	142,892	11,555,683	—	11,698,575
Net income	104,265	10,322,270	478,426	10,904,961
Distributions	(130,332)	(10,296,204)	(2,493,940)	(12,920,476)

Balance, December 31, 2009	$1,175,662	$99,934,491	$13,824,260	$114,934,413

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2009 and 2008 and 2007

	2009	2008	2007
Cash flows from operating activities
Net income	$10,904,961	$10,810,315	$10,700,204
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,420,093	8,310,167	8,595,411
Amortization of lease costs	238,814	238,814	238,814
Amortization of favorable ground lease	59,824	84,318	84,318
Loss (gain) on sale of asset	(5,500)	(862)	632
Changes in assets and liabilities:
Rent receivable	(273,835)	—	—
Prepaid expenses and other assets	—	40,511	(11,749)
Due to/from affiliates	41,057	—	231,317
Accrued rent	7,811	6,580	(272)
Accounts payable and accrued expenses	58,653	(1,064,156)	57,648
Unearned percentage rent	(1,513,532)	270,539	(110,596)

Net cash provided by operating activities	17,938,346	18,696,226	19,785,727

Cash flows from investing activities
Acquisition of property and equipment, net	(14,108,337)	(2,873,427)	(4,135,580)
Proceeds from disposal of fixed assets	5,500	11,042	750
Increase in restricted cash	(665,050)	(137,601)	(71,177)

Net cash used in investing activities	(14,767,887)	(2,999,986)	(4,206,007)

Cash flows from financing activities
Principal payment on mortgage loans	(3,087,399)	(2,882,843)	(2,702,230)
Capital contributions from partners	11,698,575	—	—
Distributions to partners	(12,258,671)	(13,005,788)	(12,715,759)

Net cash used in financing activities	(3,647,495)	(15,888,631)	(15,417,989)

Net (decrease) increase in cash	(477,036)	(192,391)	161,731
Cash
Beginning of period	2,955,528	3,147,919	2,986,188

End of period	$2,478,492	$2,955,528	$3,147,919

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of capitalized interest	$8,910,313	$9,114,872	$9,184,819

Supplemental disclosure of noncash investing activities
Accrual of capital expenditures	$—	$20,432	$1,020,428

Termination of ground lease	$3,447,015	$—	$—

Supplemental disclosure of noncash financing activities
Distributions declared but not paid to partners	$3,467,333	$2,805,528	$2,997,919

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

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

On August 3, 2009, the Partnership exercised its option to purchase the land under the World Trade Center property, which was previously leased to the Partnership, for approximately $11.6 million. The General Partner and the CNL LP contributed cash to the Partnership to fund the entire land purchase thereby increasing its ownership in the Partnership. As of December 31, 2009, the General Partner and Limited Partners hold the following percentage interest:

Partner	Percentage Interest
General Partner	1.00%
CNL LP	80.87%
Crow	18.13%

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

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Net cash flow, as defined in the Agreement, is to be distributed quarterly to the Partners in accordance with the following order of priority: (i) first, to the General Partner and CNL LP to pay the CNL first tier preferred distribution, as defined in the Agreement; (ii) second, to Crow to pay the Crow first tier preferred distribution, as defined in the Agreement; (iii) third to the Partners pro-rata in proportion to their partnership interests until the sum of the aggregate distributions paid equals the second tier preferred distribution, as defined in the agreement; (iv) fourth, 60% to the General Partner and CNL LP and 40% to Crow until the sum of the aggregate distributions paid equals the third tier preferred distribution, as defined in the agreement and; (v) thereafter 50% to the General Partner and CNL LP and 50% to Crow. As of December 31, 2009 and 2008, the Partnership has net cash flow distributions payable totaling approximately $3.5 million and $2.8 million, respectively.

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

Property and Equipment, net

Property and equipment is stated at cost and includes land, buildings and tenant improvements. Buildings and improvements and furniture, fixtures and equipment are depreciated on the straight-line method over the assets’ estimated useful lives ranging from 39 to 5 years. Tenant improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful life.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Intangible Assets

Intangible lease assets are comprised of in place lease costs and favorable ground leases and are amortized over the remaining non-cancelable terms of the respective leases including automatic renewal terms. The remaining lives of the ground leases range from 50 to 60 years and the life of the master leases to Crow are 30 years including automatic renewal periods.

Lease Accounting

The Partnership’s leases are accounted for as operating leases. This determination requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. Rental income is recognized on a straight-line basis over the lease term. Contingent rent is recognized as revenue when underlying tenant revenues exceed required thresholds.

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

Restricted Cash

The leases require that certain amounts of cash are restricted to fund capital expenditures at the Partnership’s properties and have been included in the accompanying consolidated balance sheets. The reserve accounts are held at CNL Bank, which is an affiliate of the General Partner and CNL LP. As of December 31, 2009 and 2008, approximately $2.2 million and $1.5 million was held in these reserve accounts, respectively.

Revenue Recognition

The Partnership records rental revenue on the straight-line basis over the terms of the leases. Percentage rent that is due contingent upon tenant performance levels such as gross revenues is not recognized until the underlying performance thresholds have been reached.

Income Taxes

The Partnership is not subject to federal income taxes. As a result, the earnings or losses for federal income tax purposes are included in the tax returns of the individual partners. Net income or loss for financial statement purposes may differ significantly from taxable income reportable to partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable loss allocation requirements under the Agreement. The partnership analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

Fair Value of Financial Instruments

The estimated fair value of cash and accounts payable and accrued expenses approximates carrying value because of the liquid nature of the assets and short maturities of the obligations. The Partnership believes the fair

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

value of its long-term debt was approximately $142.5 million and $123.7 million as of December 31, 2009 and 2008, respectively, based on the rates it believes it could obtain for similar borrowings.

Fair Value of Non-Financial Assets and Liabilities

Effective January 1, 2009, the Partnership adopted a new pronouncement which affects how fair value is determined for non-financial assets such as goodwill, intangibles and other long-lived assets, including the incorporation of market participant assumptions in determining the fair value. The adoption of this pronouncement did not have a material impact on the Partnership’s financial position or results of operations.

Impairment of Long-Lived Assets

The Partnership assesses impairment by comparing the carrying value of long-lived assets to future estimated undiscounted operating cash flows expected to be generated over the life of the assets and from its eventual disposition. In the event the carrying amount exceeds the estimated future undiscounted cash flows, the Partnership would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. For the year ended December 31, 2009, 2008 and 2007 the Partnership recorded no impairments.

3. Property and equipment

Property and equipment, net consists of the following:

	December 31, 2009	December 31, 2008
Building and improvements	$263,448,035	$262,029,691
Leasehold improvements	1,651,334	1,520,649
Land and land improvements	15,630,694	485,104
Equipment	10,481,442	9,636,735

	291,211,505	273,672,179
Less: Accumulated depreciation	(39,420,285)	(31,016,219)

	$251,791,220	$242,655,960

On August 3, 2009, the Partnership exercised its option to purchase the land under the World Trade Center Property, which was previously leased to the Partnership, for approximately $11.6 million. The General Partner and the CNL LP contributed cash to the Partnership to fund the entire land purchase. In connection with this purchase, favorable ground lease assets of approximately $3.5 million were reclassified as land. The total value of the land acquired was estimated to be equal to the amount of the favorable ground lease asset plus cash consideration paid.

4. In Place Lease Costs and Favorable Ground Leases

In place lease costs, net and favorable ground leases, net consist of the following:

	In Place Lease Cost December 31,		Favorable Ground Leases December 31,
	2009	2008	2009	2008
Balance	$7,164,428	$7,164,428	$615,828	$4,390,421
Accumulated amortization	(1,156,733)	(917,919)	(52,844)	(320,597)

	$6,007,695	$6,246,509	$562,984	$4,069,824

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

As noted above, approximately $3.5 million in favorable ground lease assets were reallocated to land in connection with the buyout of certain parcels that were previously leased.

The anticipated amortization of intangible assets over each of the next five years and beyond is as follows:

	In Place Lease Costs	Favorable Ground Leases
2010	$238,814	$10,839
2011	238,814	10,839
2012	238,814	10,839
2013	238,814	10,839
2014	238,814	10,839
Thereafter	4,813,625	508,789

	$6,007,695	$562,984

Amortization of the in place lease costs is recorded in amortization of lease costs expense in the accompanying consolidated statements of operations. The Partnership recorded total amortization expense of $238,814 for each year ended December 31, 2009, 2008 and 2007.

Amortization of the favorable ground lease asset is recorded as an increase in ground lease expense in the accompanying consolidated statements of operations. The Partnership recorded total amortization expense of $59,824 for the year ended December 31, 2009 and $84,318 for each year ended December 31, 2008 and 2007. The decrease in amortization expenses for the year ended December 31, 2009 is a result of the land purchase made on August 3, 2009 as discussed above.

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

	Monthly Payment (Principal and Interest)	Interest Rate	Maturity Date	Balance as of December 31,
Property				2009	2008
World Trade Center	$889,145	6.037%	September 2014	$131,181,175	$133,736,406
IFGC	110,663	5.450%	September 2012	14,111,819	14,643,987

				$145,292,994	$148,380,393

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

Future scheduled principal payments of the mortgage loans are as follows:

2010	$3,278,426
2011	3,481,290
2012	16,002,163
2013	3,260,660
2014	119,270,455

$145,292,994

6. Master Leases

On February 14, 2005, the Partnership entered into a triple-net lease agreement with Dallas Market Center Operating, L.P. a subsidiary of the existing management company, Market Center Management Company, Ltd. (“MCMC”). MCMC is an affiliate of Crow Holdings. On May 25, 2005, the Partnership entered into a lease agreement with IFDC Operating, L.P., also a subsidiary of MCMC. The leases have an initial term of five-years with five automatic five-year renewal periods. Both leases call for the payment of monthly base rental payments and percentage rent to the extent that the annual percentage rent calculation exceeds annual base rent. Percentage rent is calculated as a set percentage of total gross sublease rental revenues as defined in the lease agreements. The amount of annual base rent automatically escalates in accordance with the provisions of the lease agreements. The leases require the tenant to pay property taxes on behalf of the Partnership. For the years ended December 31, 2009, 2008 and 2007, the tenant paid property taxes of approximately $2.8 million, $3.3 million and $3.4 million, respectively, on behalf of the Partnership.

On August 3, 2009, the Partnership renewed its first renewal term to commence on February 11, 2010 for a five year period.

Base rental income under the leases amounted to approximately $26.9 million, $26.6 million and $26.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, including the effect of straight-lining rent in accordance with GAAP. As of December 31, 2009, the land purchase and the construction on the Trade Mart Expansion in 2006 resulted in an increase in base rent of the Trade Mart Property.

Future minimum rental receipts under non-cancelable operating leases having remaining terms in excess of one year of December 31, 2009 are as follows:

	World Trade Center	IFDC	Total
2010	$24,221,807	$3,326,156	$27,547,963
2011	24,221,807	3,326,156	27,547,963
2012	24,221,807	3,326,156	27,547,963
2013	24,221,807	3,326,156	27,547,963
2014	24,221,807	3,326,156	27,547,963
Thereafter	487,173,557	66,899,302	554,072,859

	$608,282,592	$83,530,082	$691,812,674

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

7. Ground Leases

On August 3, 2009, the Partnership exercised its option to purchase the land under the World Trade Center Property, which was previously leased to the Partnership, for approximately $11.6 million as discussed above. As of December 31, 2009, the Partnership makes monthly lease payments under three ground leases, two of which have annual rent increases and all of the ground leases are with affiliates of Crow. For the years ended December 31, 2009, 2008 and 2007, the Partnership incurred a total of $421,174, $505,006 and $485,576, respectively, for rent expenses under the ground leases which includes the effect of GAAP straight-lining adjustments of $99,269, $101,754 and $104,190, respectively and the amortization of above market leases of $59,824 for the year ended December 31, 2009 and $84,318 for each of the year ended December 31, 2008 and 2007. Each of the ground leases expire between the years 2062 and 2066. Upon termination of the ground leases, all buildings and improvements become the property of the lessors under the ground leases. The non-cancelable future minimum lease payments under the ground leases are as follows:

2010	$169,753
2011	172,338
2012	174,974
2013	177,664
2014	180,407
Thereafter	14,467,308

$15,342,444

Accrued rental expense of $511,490 and $412,220 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively.

8. Commitments and Contingencies

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Partnership’s financial condition or results of operations.

9. Subsequent Events

The accompanying audited consolidated financial statements were authorized for issue on March 24, 2010. Subsequent events are evaluated through that date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 2010.

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

Signature	Title	Date

/s/ JAMES M. SENEFF, JR. James M. Seneff, Jr.	Chairman of the Board	March 24, 2010

/s/ ROBERT A. BOURNE Robert A. Bourne	Vice Chairman of the Board and Treasurer	March 24, 2010

/s/ ROBERT J. WOODY Robert J. Woody	Independent Director	March 24, 2010

/s/ BRUCE DOUGLAS Bruce Douglas	Independent Director	March 24, 2010

/s/ DENNIS N. FOLKEN Dennis N. Folken	Independent Director	March 24, 2010

/s/ R. BYRON CARLOCK, JR. R. Byron Carlock, Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 24, 2010

/s/ TAMMIE A. QUINLAN Tammie A. Quinlan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2010

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

As of December 31, 2009 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Assets	Deemed Uncollectible	Collected/ Recovered	Balance at End of Year
2007	Deferred tax asset	$594	$—	$4,683	$—	$—	$5,277
	valuation allowance

		$594	$—	$4,683	$—	$—	$5,277

2008	Deferred tax asset	$5,277	$—	$(152)	$—	$—	$5,125
	valuation allowance

		$5,277	$—	$(152)	$—	$—	$5,125

2009	Deferred tax asset	$5,125		$16,081			$21,206
	valuation allowance

		$5,125	$—	$16,081	$—	$—	$21,206

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2009 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Gatlinburg Sky Lift		$—	$19,154	$175	$—	$—	$—	$19,153	$176	$19,329	$(1,631)	In 1953	12/22/2005	(2)
Gatlinburg, Tennessee
Hawaiian Falls Waterparks	(1)	$3,123	$3,663	$758	$1,855	$—	$4,973	$3,663	$763	$9,399	$(1,556)	In 2004	4/21/2006	(2)
Garland and The Colony, Texas
Route 66 Harley-Davidson	(1)	$998	$—	$5,509	$2	$—	$999	$—	$5,510	$6,509	$(524)	In 2002	4/27/2006	(2)
Tulsa, Oklahoma
Palmetto Hall Plantation Club	(1)	$5,744	$—	$1,465	$14	$—	$5,758	$—	$1,465	$7,223	$(1,251)	In 1990	4/27/2006	(2)
Hilton Head, South Carolina
Cypress Mountain		$161	$19,001	$735	$12,488	$—	$1,229	$17,767	$13,389	$32,385	$(3,081)	In 1975	5/30/2006	(2)
Vancouver, British Columbia
Raven Golf Club at South Mountain	(1)	$11,599	$—	$1,382	$82	$—	$11,631	$—	$1,432	$13,063	$(2,162)	In 1995	6/9/2006	(2)
Phoenix, Arizona
The Omni Mount Washington Resort and Bretton Woods Ski Area	(1)	$10,778	$10	$28,052	$25,866	$—	$11,796	$10	$52,900	$64,706	$(5,597)	In 1902	6/23/2006	(2)
Bretton Woods, New Hampshire
Bear Creek Golf Club	(1)	$6,697	$2,613	$1,312	$453	$—	$6,951	$2,613	$1,511	$11,075	$(1,740)	In 1979	9/8/2006	(2)
Dallas, Texas
Funtasticks Fun Center	(1)	$4,217	$—	$1,950	$22	$—	$4,217	$—	$1,972	$6,189	$(467)	In 1993	10/6/2006	(2)
Tucson, Arizona
Fiddlesticks Fun Center	(1)	$4,466	$—	$648	$11	$—	$4,477	$—	$648	$5,125	$(218)	In 1991	10/6/2006	(2)
Tempe, Arizona
Grand Prix Tampa	(1)	$2,738	$—	$487	$1	$—	$2,738	$—	$488	$3,226	$(158)	In 1979	10/6/2006	(2)
Tampa, Florida
Zuma Fun Center	(1)	$3,720	$—	$1,192	$36	$—	$3,756	$—	$1,192	$4,948	$(250)	In 1990	10/6/2006	(2)
South Houston, Texas
Mountasia Family Fun Center	(1)	$1,152	$—	$635	$22	$—	$1,174	$—	$635	$1,809	$(148)	In 1994	10/6/2006	(2)
North Richland Hills, Texas
Zuma Fun Center	(1)	$757	$—	$182	$1	$—	$757	$—	$183	$940	$(42)	In 1990	10/6/2006	(2)
North Houston, Texas
Zuma Fun Center	(1)	$1,231	$—	$751	$1	$—	$1,231	$—	$752	$1,983	$(158)	In 1993	10/6/2006	(2)
Knoxville, Tennessee

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2009 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Zuma Fun Center	(1)	$5,583	$—	$1,608	$—	$—	$5,583	$—	$1,608	$7,191	$(460)	In 1991	10/6/2006	(2)
Charlotte, North Carolina
Camelot Park	(1)	$676	$—	$378	$3	$—	$676	$—	$381	$1,057	$(203)	In 1994	10/6/2006	(2)
Bakersfield, California
Weston Hills Country Club	(1)	$20,332	$—	$14,374	$842	$—	$20,457	$—	$15,091	$35,548	$(4,292)	In 1990	10/16/2006	(2)
Weston, Florida
Valencia Country Club	(1)	$31,565	$—	$8,646	$641	$—	$32,041	$—	$8,811	$40,852	$(4,459)	In 2000	10/16/2006	(2)
Santa Clarita, California
Canyon Springs Golf Club	(1)	$11,463	$—	$1,314	$51	$—	$11,512	$—	$1,316	$12,828	$(684)	In 1997	11/16/2006	(2)
San Antonio, Texas
The Golf Club at Cinco Ranch	(1)	$6,662	$—	$454	$226	$—	$6,887	$—	$455	$7,342	$(248)	In 1993	11/16/2006	(2)
Houston, Texas
Golf Club at Fossil Creek	(1)	$4,905	$—	$1,040	$—	$—	$4,914	$—	$1,031	$5,945	$(660)	In 1987	11/16/2006	(2)
Fort Worth, Texas
Lake Park Golf Club		$2,089	$1,821	$1,352	$53	$—	$2,141	$1,822	$1,352	$5,315	$(981)	In 1957	11/16/2006	(2)
Dallas-Fort Worth, Texas
Mansfield National Golf Club	(1)	$5,216	$605	$1,176	$25	$—	$5,241	$605	$1,176	$7,022	$(1,228)	In 2000	11/16/2006	(2)
Dallas-Fort Worth, Texas
Plantation Golf Club	(1)	$4,123	$—	$130	$32	$—	$4,141	$—	$144	$4,285	$(45)	In 1998	11/16/2006	(2)
Dallas-Fort Worth, Texas
Fox Meadow Country Club	(1)	$5,235	$—	$4,144	$292	$—	$5,437	$—	$4,234	$9,671	$(1,206)	In 1995	12/22/2006	(2)
Medina, Ohio
Lakeridge Country Club	(1)	$5,260	$—	$2,461	$163	$—	$5,374	$—	$2,510	$7,884	$(706)	In 1978	12/22/2006	(2)
Lubbock, Texas
Mesa del Sol Golf Club	(1)	$5,802	$—	$981	$324	$—	$6,109	$—	$998	$7,107	$(1,176)	In 1970	12/22/2006	(2)
Yuma, Arizona
Painted Hills Golf Club	(1)	$2,326	$—	$1,337	$99	$—	$2,387	$—	$1,375	$3,762	$(448)	In 1965	12/22/2006	(2)
Kansas City, Kansas
Royal Meadows Golf Course	(1)	$1,971	$—	$374	$226	$—	$2,020	$—	$551	$2,571	$(286)	In 1960’s	12/22/2006	(2)
Kansas City, Missouri
Signature Golf Course	(1)	$8,513	$—	$8,403	$420	$—	$8,764	$—	$8,572	$17,336	$(1,894)	In 2002	12/22/2006	(2)
Solon, Ohio

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2009 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Weymouth Country Club	(1)	$5,571	$—	$4,860	$322	$—	$5,785	$—	$4,968	$10,753	$(1,300)	In 1969	12/22/2006	(2)
Medina, Ohio
Burnside Marina	(1)	$350	$2,593	$415	$25	$—	$361	$2,607	$415	$3,383	$(292)	In 1950’s	12/22/2006	(2)
Somerset, Kentucky
Pier 121 Marina and Easthill Park	(1)	$1,172	$25,222	$4,576	$568	$—	$1,740	$25,222	$4,576	$31,538	$(2,532)	In 1960’s	12/22/2006	(2)
Lewisville, Texas
Beaver Creek Marina	(1)	$442	$5,778	$381	$11	$—	$446	$5,785	$381	$6,612	$(1,181)	In 1950’s	12/22/2006	(2)
Monticello, Kentucky
Lake Front Marina	(1)	$3,589	$—	$1,115	$193	$—	$3,748	$—	$1,149	$4,897	$(304)	In 1979	12/22/2006	(2)
Port Clinton, Ohio
Sandusky Harbor Marina	(1)	$4,458	$—	$3,428	$58	$—	$4,495	$—	$3,449	$7,944	$(634)	In 1930’s	12/22/2006	(2)
Sandusky, Ohio
Cowboys Golf Club	(1)	$9,638	$2,534	$2,457	$595	$—	$9,602	$2,699	$2,923	$15,224	$(2,396)	In 2000	12/26/2006	(2)
Grapevinem Texas
Brighton Ski Resort	(1)	$11,809	$2,123	$11,233	$2,808	$—	$12,660	$2,123	$13,190	$27,973	$(3,149)	In 1949	1/8/2007	(2)
Brighton, Utah
Clear Creek Golf Club		$423	$1,116	$155	$—	$—	$423	$1,116	$155	$1,694	$(212)	In 1987	1/11/2007	(2)
Houston, Texas
Northstar-at-Tahoe Resort	(1)	$60,790	$—	$8,534	$12,230	$—	$66,421	$—	$15,133	$81,554	$(7,421)	In 1972	1/19/2007	(2)
Lake Tahoe, California
Sierra-at-Tahoe Resort	(1)	$19,875	$800	$8,574	$441	$—	$19,910	$800	$8,980	$29,690	$(4,561)	In 1968	1/19/2007	(2)
South Lake Tahoe, California
Loon Mountain Resort	(1)	$9,226	$346	$4,673	$5,154	$—	$13,520	$347	$5,532	$19,399	$(2,317)	In 1966	1/19/2007	(2)
Lincoln, New Hampshire
Summit-at-Snowqualmie Resort	(1)	$20,122	$792	$8,802	$1,705	$—	$21,497	$792	$9,132	$31,421	$(3,981)	In 1945	1/19/2007	(2)
Snoqualmie Pass, Washington
White Water Bay	(1)	$10,720	$—	$5,461	$315	$—	$10,737	$—	$5,759	$16,496	$(1,265)	In 1981	4/6/2007	(2)
Oklahoma City, Oklahoma
Splashtown	(1)	$10,817	$—	$1,609	$403	$—	$10,953	$—	$1,876	$12,829	$(430)	In 1981	4/6/2007	(2)
Houston, Texas
Waterworld	(1)	$1,733	$7,841	$728	$262	$—	$1,933	$7,841	$790	$10,564	$(1,463)	In 1995	4/6/2007	(2)
Concord, California

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2009 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Elitch Gardens	(1)	$93,796	$—	$7,480	$135	$—	$93,890	$—	$7,521	$101,411	$(2,923)	In 1890	4/6/2007	(2)
Denver, Colorado
Darien Lake	(1)	$60,993	$—	$21,967	$771	$—	$61,595	$—	$22,136	$83,731	$(11,175)	In 1955	4/6/2007	(2)
Buffalo, New York
Frontier City	(1)	$7,265	$—	$7,518	$433	$—	$7,355	$—	$7,861	$15,216	$(1,386)	In 1958	4/6/2007	(2)
Oklahoma City, Oklahoma
Wild Waves & Enchanted Village	(1)	$19,200	$—	$2,837	$453	$—	$19,562	$—	$2,928	$22,490	$(3,697)	In 1977	4/6/2007	(2)
Seattle, Washington
Magic Springs & Crystal Falls	(1)	$4,237	$8	$10,409	$3,190	$—	$7,295	$—	$10,549	$17,844	$(1,259)	In 1977	4/16/2007	(2)
Hot Springs, Arkansas
Manasquan River Club	(1)	$8,031	$—	$439	$17	$—	$8,036	$12	$439	$8,487	$(278)	In 1970’s	6/8/2007	(2)
Brick Township, New Jersey
Crystal Point Marina	(1)	$5,159	$—	$46	$132	$—	$5,290	$—	$47	$5,337	$(36)	In 1976	6/8/2007	(2)
Point Pleasant, New Jersey
Mountain High Resort	(1)	$14,272	$14,022	$7,571	$572	$—	$14,407	$14,061	$7,969	$36,437	$(3,827)	In 1930’s	6/29/2007	(2)
Wrightwood, California
Holly Creek Marina	(1)	$372	$5,257	$465	$9	$—	$376	$5,261	$466	$6,103	$(351)	In 1940’s	8/1/2007	(2)
Celina, Tennessee
Eagle Cove Marina	(1)	$1,114	$1,718	$1,692	$90	$—	$1,113	$1,809	$1,692	$4,614	$(282)	In 1940’s	8/1/2007	(2)
Byrdstown, Tennessee
Sugarloaf Mountain Resort		$15,408	$—	$5,658	$1,657	$—	$13,902	$2,000	$6,821	$22,723	$(1,985)	In 1962	8/7/2007	(2)
Carrabassett Valley, Maine
Sunday River Resort		$32,698	$—	$12,256	$3,873	$—	$35,842	$—	$12,985	$48,827	$(3,629)	In 1959	8/7/2007	(2)
Newry, Maine
Great Lakes Marina	(1)	$6,633	$—	$3,079	$87	$—	$6,636	$—	$3,163	$9,799	$(289)	In 1981	8/20/2007	(2)
Muskegon, Michigan
The Village at Northstar		$2,354	$—	$33,932	$4,130	$—	$2,724	$—	$37,692	$40,416	$(3,225)	In 2005	11/15/2007	(2)
Lake Tahoe, California
Arrowhead Country Club	(1)	$6,358	$—	$9,501	$1,721	$—	$7,300	$—	$10,280	$17,580	$(1,174)	In 1980’s	11/30/2007	(2)
Glendale, Arizona
Ancala Country Club	(1)	$6,878	$—	$5,953	$1,245	$—	$7,642	$—	$6,434	$14,076	$(1,076)	In 1996	11/30/2007	(2)
Scottsdale, Arizona

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2009 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Tallgrass Country Club	(1)	$2,273	$—	$2,586	$530	$—	$2,582	$—	$2,807	$5,389	$(270)	In 1982	11/30/2007	(2)
Witchita, Kansas
Deer Creek Golf Club	(1)	$4,914	$—	$3,353	$676	$—	$5,314	$—	$3,629	$8,943	$(767)	In 1989	11/30/2007	(2)
Overland Park, Kansas
Arrowhead Golf Club	(1)	$11,798	$—	$2,885	$1,226	$—	$12,771	$—	$3,138	$15,909	$(1,057)	In 1974	11/30/2007	(2)
Littleton, Colorad
Hunt Valley Golf Club	(1)	$16,115	$—	$5,627	$1,820	$—	$17,474	$—	$6,088	$23,562	$(1,284)	In 1970	11/30/2007	(2)
Phoenix, Maryland
Meadowbrook Golf & Country Club	(1)	$8,311	$—	$1,935	$1,445	$—	$9,565	$—	$2,126	$11,691	$(780)	In 1957	11/30/2007	(2)
Tulsa, Oklahoma
Stonecreek Golf Club	(1)	$9,903	$—	$2,915	$1,159	$—	$10,814	$—	$3,163	$13,977	$(721)	In 1990	11/30/2007	(2)
Phoenix, Arizona
Painted Desert Golf Club	(1)	$7,851	$—	$965	$724	$—	$8,497	$—	$1,043	$9,540	$(940)	In 1987	11/30/2007	(2)
Las Vegas, Nevada
Mission Hills Country Club	(1)	$1,565	$—	$2,772	$509	$—	$1,766	$—	$3,080	$4,846	$(232)	In 1975	11/30/2007	(2)
Northbrook, Illinios
Eagle Brook Country Club	(1)	$8,385	$—	$6,621	$1,298	$—	$9,117	$—	$7,187	$16,304	$(1,084)	In 1992	11/30/2007	(2)
Geneva, Illinios
Majestic Oaks Golf Club	(1)	$11,371	$—	$694	$1,028	$—	$12,342	$—	$751	$13,093	$(1,235)	In 1972	11/30/2007	(2)
Ham Lake, Minnesota
Ruffled Feathers Golf Club	(1)	$8,109	$—	$4,747	$1,048	$—	$8,770	$—	$5,134	$13,904	$(962)	In 1992	11/30/2007	(2)
Lemont, Illinios
Tamarack Golf Club	(1)	$5,544	$—	$1,589	$771	$—	$6,029	$—	$1,875	$7,904	$(626)	In 1988	11/30/2007	(2)
Naperville, Illinios
Continental Golf Course	(1)	$5,276	$—	$789	$542	$—	$5,746	$—	$861	$6,607	$(287)	In 1979	11/30/2007	(2)
Scottsdale, Arizona
Desert Lakes Golf Club	(1)	$1,856	$—	$125	$161	$—	$2,007	$—	$135	$2,142	$(206)	In 1989	11/30/2007	(2)
Bullhead City, Arizona
Tatum Ranch Golf Club	(1)	$2,674	$—	$3,013	$685	$—	$3,115	$—	$3,257	$6,372	$(432)	In 1987	11/30/2007	(2)
Cave Creek, Arizona
Kokopelli Golf Club	(1)	$7,319	$—	$1,310	$1,036	$—	$8,249	$—	$1,416	$9,665	$(664)	In 1992	11/30/2007	(2)
Phoenix, Arizona

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2009 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Superstition Springs Golf Club	(1)	$7,947	$—	$2,129	$827	$—	$8,592	$—	$2,311	$10,903	$(643)	In 1986	11/30/2007	(2)
Mesa, Arizona
Foothills Golf Club	(1)	$5,493	$—	$3,515	$789	$—	$5,998	$—	$3,799	$9,797	$(702)	In 1987	11/30/2007	(2)
Phoenix, Arizona
Legend at Arrowhead Golf Resort	(1)	$8,067	$—	$1,621	$831	$—	$8,765	$—	$1,754	$10,519	$(664)	In 2001	11/30/2007	(2)
Glendale, Arizona
London Bridge Golf Club	(1)	$9,250	$—	$1,554	$926	$—	$10,050	$—	$1,680	$11,730	$(1,143)	In 1960’s	11/30/2007	(2)
Lake Havasu, Arizona
Forest Park Golf Course		$7,699	$2,723	$2,753	$1,146	$—	$8,374	$2,971	$2,976	$14,321	$(1,773)	In 1900’s	12/19/2007	(2)
St. Louis, Missouri
Micke Grove Golf Course		$3,258	$2,608	$766	$561	$—	$3,544	$2,821	$828	$7,193	$(802)	In 1990	12/19/2007	(2)
Lodi, California
Mizner Court at Broken Sound	(1)	$37,224	$—	$65,364	$171	$—	$37,279	$—	$65,480	$102,759	$(5,102)	In 1987	12/31/2007	(2)
Boca Raton, Floria
Shandin Hills Golf Club		$3,070	$1,165	$1,112	$83	$—	$—	$4,314	$1,116	$5,430	$(510)	In 1980	3/7/2008	(2)
San Bernadino, California
The Tradition Golf Club at Kiskiack		$5,836	$—	$1,097	$78	$—	$5,903	$—	$1,108	$7,011	$(512)	In 1996	3/26/2008	(2)
Williamsburg, Virginia
The Tradition Golf Club at The Crossings		$8,616	$—	$1,376	$119	$—	$8,721	$—	$1,390	$10,111	$(681)	In 1979	3/26/2008	(2)
Glen Allen, Virginia
The Tradition Golf Club at Broad Bay	(1)	$6,837	$—	$2,187	$146	$—	$6,927	$—	$2,243	$9,170	$(663)	In 1986	3/26/2008	(2)
Virginia Beach, Virginia
Brady Mountain Resort & Marina		$738	$6,757	$1,619	$3,057	$—	$3,388	$7,041	$1,742	$12,171	$(708)	In 1950’s	4/10/2008	(2)
Royal, Arkansas
David L. Baker Golf Course		$4,642	$3,577	$1,433	$132	$—	$2	$8,343	$1,439	$9,784	$(987)	In 1987	4/17/2008	(2)
Fountain Valley, California
Las Vegas Golf Club		$7,481	$2,059	$1,622	$97	$—	$—	$9,630	$1,629	$11,259	$(1,029)	In 1938	4/17/2008	(2)
Las Vegas, NV
Meadowlark Golf Course		$8,544	$6,999	$1,687	$109	$—	$—	$15,637	$1,702	$17,339	$(1,737)	In 1922	4/17/2008	(2)
Huntington Beach, California

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2009 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Coco Key Water Resort		$9,830	$—	$5,440	$20,021	$—	$14,191	$—	$21,100	$35,291	$—	1970’s	5/28/2008	(2)
Orlando, Florida
Myrtle Waves Water Park	(1)	$—	$2,430	$4,926	$124	$—	$12	$2,531	$4,937	$7,480	$(503)	In 1985	7/11/2008	(2)
Myrtle Beach, South Carolina
Montgomery Country Club		$5,013	$—	$1,405	$365	$—	$5,356	$—	$1,427	$6,783	$(351)	In 1963	9/11/2008	(2)
Laytonsville, MD
The Links at Challedon Golf Club		$2,940	$—	$718	$126	$—	$3,044	$—	$740	$3,784	$(227)	In 1995	9/11/2008	(2)
Mt. Airy, MD
Mount Sunapee Mountain Resort	(1)	$—	$6,727	$5,253	$61	$—	$—	$6,761	$5,280	$12,041	$(597)	In 1960	12/5/2008	(2)
Newbury, New Hampshire
Okemo Mountain Resort	(1)	$17,566	$25,086	$16,684	$387	$—	$17,674	$25,144	$16,905	$59,723	$(1,810)	In 1963	12/5/2008	(2)
Ludlow, Vermont
Crested Butte Mountain Resort	(1)	$1,305	$18,843	$11,188	$3,078	$—	$3,283	$19,186	$11,945	$34,414	$(1,441)	In 1960’s	12/5/2008	(2)
Mt. Crested Butte, Colorado
Jiminy Peak Mountain Resort	(1)	$7,802	$—	$8,164	$268	$—	$7,970	$—	$8,264	$16,234	$(557)	In 1948	1/27/2009	(2)
Hancock, Massachusetts
Wet’n’Wild Hawaii		$—	$13,399	$3,458	$—	$—	$—	$13,399	$3,458	$16,857	$(299)	In 1998	5/6/2009	(2)
Honolulu, Hawaii
Great Wolf Lodge- Wisconsin Dells	(1)	$3,433	$—	$33,932	$77	$—	$3,438	$—	$34,004	$37,442	$(500)	In 1997	8/6/2009	(2)
Wisconsin Dells, Wisconsin
Great Wolf Lodge- Sandusky	(1)	$2,772	$—	$37,832	$—	$—	$2,772	$—	$37,832	$40,604	$(488)	In 2001	8/6/2009	(2)
Sandusky, Ohio
Orvis Development Lands		$51,255	$—	$—	$450	$—	$51,705	$—	$—	$51,705	$—	N/A	10/29/2009	(2)
Granby, Colorado

		$974,487	$209,390	$551,970	$136,543	$—	$1,003,713	$235,886	$632,791	$1,872,390	$(143,965)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2009 (in thousands)

Transactions in real estate and accumulated depreciation as of December 31, 2009 are as follows:

Balance at December 31, 2004	$—	Balance at December 31, 2004	$—
2005 Acquisitions	19,837	2005 Depreciation	11

Balance at December 31, 2005	19,837	Balance at December 31, 2005	11
2006 Acquisitions	392,300	2006 Depreciation	3,541

Balance at December 31, 2006	412,137	Balance at December 31, 2006	3,552
2007 Acquisitions	984,259	2007 Depreciation	29,675

Balance at December 31, 2007	1,396,396	Balance at December 31, 2007	33,227
2008 Acquisitions	279,823	2008 Depreciation	51,182
2008 Dispositions	(18,515)	2008 Accumulated depreciation on dispositions	(1,486)

Balance at December 31, 2008	$1,657,704	Balance at December 31, 2008	$82,923
2009 Acquisitions	214,686	2009 Depreciation	61,042

Balance at December 31, 2009	$1,872,390	Balance at December 31, 2009	$143,965

FOOTNOTES:

(1)	The property is encumbered at December 31, 2009.

(2)	Buildings and improvements are depreciated over 39 years. Leasehold improvements and equipment are depreciation over their estimated useful lives.

(3)	The aggregate cost for federal income tax purposes is $1.9 billion.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2009 (in thousands)

Borrower and Description of Collateral Property	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest
PARC Management LLC	8.00% - 8.50% annually	11/12/2011	Monthly interest only payments	n/a	584	584		—

Big Sky Resort (one ski resort)	12.00% annually	9/1/2012	Monthly interest only payments	n/a	68,000	69,483		—

Booth Creek Resort Properties LLC (two ski properties & one parcel of land)(1)	variable(1)	1/15/2012	Monthly interest only payments	n/a	12,327	12,448		—

Marinas International, Inc. (four marinas)	10.25% annually	12/22/2021	Monthly interest only payments	n/a	39,151	42,171		—

Boyne USA, Inc. (four ski resorts)	6.30% - 15.00% annually	9/1/2012	Monthly interest only payments	n/a	18,680	19,437		—

PARC Magic Springs LLC (one parcel of land and membership interests)	10.0% - 11.00% annually	8/1/2012	Monthly interest and principal payments	n/a	1,486	1,517		—

Total					$140,228	$145,640	(2)	$—

FOOTNOTE:

(1)	The ultimate interest rate is variable and dependent upon the event triggering payment with a potential range between 0.0% - 24.0%.

(2)	The aggregate cost for federal income tax purposes is $145.6 million.

	2009	2008
Balance at beginning of period	$182,073	$116,086
New mortgage loans	36,480	78,584
Collection of principal	(18,388)	—
Foreclosed and converted to real estate	(51,255)	(16,800)
Accrued and deferred interest	(2,544)	(575)
Acquisition fees allocated, net	(887)	1,214
Loan origination fees, net	161	(92)
Additional carrying costs	—	3,656

	$145,640	$182,073