Form 10-Q
period 2010-03-31
CNL LIFESTYLE PROPERTIES INC
filed 2010-05-17
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock outstanding as of May 7, 2010 was 256,897,252.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	March 31, 2010	December 31, 2009
ASSETS

Real estate investment properties, net (including $238,685 related to consolidated variable interest entities)	$2,062,378	$2,021,188
Mortgages and other notes receivable, net	148,618	145,640
Investments in unconsolidated entities	142,866	142,487
Deferred rent and lease incentives	103,547	91,851
Cash	82,421	183,575
Restricted cash	35,253	19,438
Other assets	32,227	24,655
Intangibles, net	32,060	32,032
Accounts and other receivables, net	14,178	11,262

Total Assets	$2,653,548	$2,672,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $96,178 non-recourse debt of consolidated variable interest entities)	$656,004	$639,488
Line of credit	58,000	99,483
Other liabilities	35,192	43,931
Accounts payable and accrued expenses	15,989	19,591
Security deposits	15,253	16,180
Due to affiliates	3,676	4,239

Total Liabilities	784,114	822,912

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share
200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share
120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 268,075 and 260,233 shares issued and 253,757 and 247,710 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	2,537	2,477
Capital in excess of par value	2,247,750	2,195,251
Accumulated earnings	84,915	78,126
Accumulated distributions	(460,860)	(421,873)
Accumulated other comprehensive loss	(4,908)	(4,765)

	1,869,434	1,849,216

Total Liabilities and Stockholders’ Equity	$2,653,548	$2,672,128

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental income from operating leases	$54,389	$54,761
Property operating revenues	25,754	2,858
Interest income on mortgages and other notes receivable	3,523	3,384

Total revenues	83,666	61,003

Expenses:
Asset management fees to advisor	6,487	6,123
Acquisition fees and costs	2,825	7,474
General and administrative	3,093	2,682
Ground lease and permit fees	2,908	2,716
Property operating expenses	20,812	2,135
Other operating expenses	1,172	1,839
Bad debt expense	—	939
Loss on lease termination	—	1,709
Depreciation and amortization	31,156	28,624

Total expenses	68,453	54,241

Operating income	15,213	6,762

Other income (expense):
Interest and other income	310	608
Interest expense and loan cost amortization	(11,911)	(9,420)
Equity in earnings of unconsolidated entities	3,177	6

Total other expense	(8,424)	(8,806)

Net income (loss)	$6,789	$(2,044)

Earnings (loss) per share of common stock (basic and diluted)	$0.03	$(0.01)

Weighted average number of shares of common stock outstanding (basic and diluted)	250,327	227,611

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2010 and Year Ended December 31, 2009 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number of Shares	Par Value
Balance at December 31, 2008	226,037	$2,260	$2,005,147	$97,446	$(267,420)	$(15,061)	$1,822,372
Subscriptions received for common stock through public offering and reinvestment plan	29,660	297	293,006	—	—	—	293,303
Redemption of common stock	(7,987)	(80)	(76,161)	—	—	—	(76,241)
Stock issuance and offering costs	—	—	(26,741)	—	—	—	(26,741)
Net loss	—	—	—	(19,320)	—	—	(19,320)	$(19,320)
Distributions, declared and paid ($0.6577 per share)	—	—	—	—	(154,453)	—	(154,453)
Foreign currency translation adjustment	—	—	—	—	—	6,583	6,583	6,583
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	3,713	3,713	3,713

Total comprehensive loss	—	—	—	—	—	—	—	$(9,024)

Balance at December 31, 2009	247,710	$2,477	$2,195,251	$78,126	$(421,873)	$(4,765)	$1,849,216
Subscriptions received for common stock through public offering and reinvestment plan	7,842	78	77,284	—	—	—	77,362
Redemption of common stock	(1,795)	(18)	(17,887)	—	—	—	(17,905)
Stock issuance and offering costs	—	—	(6,898)	—	—	—	(6,898)
Net income	—	—	—	6,789	—	—	6,789	6,789
Distributions, declared and paid ($0.1563 per share)	—	—	—	—	(38,987)	—	(38,987)
Foreign currency translation adjustment	—	—	—	—	—	625	625	625
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(768)	(768)	(768)

Total comprehensive income	—	—	—	—	—	—	—	$6,646

Balance at March 31, 2010	253,757	$2,537	$2,247,750	$84,915	$(460,860)	$(4,908)	$1,869,434

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2010	(as revised) see Note 2 2009
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$25,134	$21,644

Investing activities:
Acquisition of properties	(40,390)	(27,000)
Payment of contingent purchase consideration	(11,922)	—
Capital expenditures	(18,887)	(18,316)
Contributions to unconsolidated entities	—	(697)
Issuance of mortgage notes receivable	(3,102)	—
Payment of additional carrying costs for mortgage notes receivable	—	(750)
Acquisition fees on mortgage notes receivable	(143)	—
Proceeds from disposal of assets	42	—
Repayment of mortgage notes receivable	304	2,900
Sale of short-term investments	—	10,079
Changes in restricted cash	(18,117)	(5,641)

Net cash used in investing activities	(92,215)	(39,425)

Financing activities:
Offering proceeds	59,899	44,940
Redemptions of common stock	(18,378)	(16,549)
Distributions to stockholders, net of reinvestments	(21,524)	(18,612)
Stock issuance costs	(6,787)	(4,843)
Payments under line of credit, net of borrowings	(41,483)	—
Proceeds from mortgage loans and other notes payable	7,908	1,820
Principal payments on mortgage loans	(5,281)	(3,718)
Principal payments on capital leases	(883)	(514)
Payment of loan costs and deposits	(7,579)	(141)

Net cash (used in) provided by financing activities	(34,108)	2,383

Effect of exchange rate fluctuations on cash	$35	$(6)

Net decrease in cash	(101,154)	(15,404)
Cash at beginning of period	183,575	209,501

Cash at end of period	$82,421	$194,097

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010

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

As of March 31, 2010, the Company owned a portfolio of 119 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions, Marinas and Additional Lifestyle Properties. Eight of these 119 properties are owned through unconsolidated joint ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and is most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential to generate long-term revenue. The Company also makes or acquires loans (mortgage, mezzanine and other loans) or other permitted investments.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010. Amounts as of December 31, 2009 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Consolidation and Variable Interest Entities – Beginning with the quarter ended March 31, 2010, the Company adopted additional Consolidation guidance recently issued by the Financial Accounting Standards Board (“FASB”) relating to the identification of variable interest entities, the determination of a primary beneficiary in a variable interest entity (“VIE”), disclosures about the involvement with variable interest entities and the overall ongoing analysis to determine whether a variable interest entity should be consolidated. The adoption of this guidance did not have a significant impact on the Company’s unaudited condensed consolidated financial statements. See Note 7, “Variable Interest and Unconsolidated Entities”, for additional disclosures about variable interest entities.

Use of Estimates – Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and the analysis of real estate, equity method investment and loan impairments. Actual results could differ from those estimates.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Revision to Previously Issued Financial Statements – In connection with the preparation of its financial statements for the three months ended March 31, 2010, the Company determined that the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and the six months ended June 30, 2009 contained an error in the presentation of proceeds from the sale of short-term investments. Accordingly, the Company has revised the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009, as reported herein, and will revise the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 as follows (in thousands):

	Three Months Ended March 31, 2009	Six Months Ended June 30, 2009
Cash flows provided by operating activities, as reported	$31,723	$35,625
Cash flows provided by operating activities, as revised	$21,644	$25,546
Cash flows used in investing activities, as reported	$49,504	$69,538
Cash flows used in investing activities, as revised	$39,425	$59,459

The Company concluded that the corrections are not material to any of its previously issued consolidated financial statements based on an analysis of quantitative and qualitative factors performed in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 99, “Materiality.” The error and revisions do not affect the Company’s Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) or cash balances for any reporting periods. Additionally, the revisions do not affect the Company’s compliance with any financial covenants.

Reclassifications – Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation.

3.	Acquisitions:

During the three months ended March 31, 2010, the Company acquired the following real estate investment properties (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price
Anacapa Isle Marina—	California	3/12/2010	$9,829
One marina (leasehold interest)
Ballena Isle Marina—	California	3/12/2010	8,179
One marina (leasehold and fee interests)
Cabrillo Isle Marina—	California	3/12/2010	20,575
One marina (leasehold interest)
Ventura Isle Marina—	California	3/12/2010	16,417
One marina (leasehold interest)

Total			$55,000

The marina properties above were acquired through a sale-leaseback arrangement and are subject to long-term triple-net leases with an initial term of 20 years and two 10-year renewal options. In connection with the transaction, the Company paid approximately $41.0 million in cash plus $1.4 million in transaction costs and assumed three existing loans collateralized by the properties with an aggregate outstanding principal balance of approximately $14.0 million, which were recorded at their estimated fair values of approximately $13.6 million. The following summarizes the allocation of the purchase price for the above properties, and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Total Purchase Price Allocation
Land and land improvements	$24
Leasehold interests and improvements	44,539
Buildings	8,339
Equipment	1,303
Intangibles	401
Below market loan premium	394
Mortgage notes payable	(13,589)

Net assets acquired	$41,411

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

3.	Acquisitions (Continued):

The revenues and net operating results attributable to the marina properties included in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 were approximately $0.5 million and $0.1 million, respectively.

The following presents unaudited pro forma results of operations of the Company as if the marina properties above were acquired as of January 1, 2009 and owned during the entire three months ended March 31, 2010 and 2009 (in thousands, except per share data):

	March 31,
	2010	2009
Revenues	$85,234	$62,835
Expenses	(69,684)	(55,648)
Other expense	(8,684)	(9,105)

Net income (loss)	$6,866	$(1,918)

Earnings per share of common stock (basic and diluted)	$0.03	$(0.01)

Weighted average number of shares of common stock outstanding (basic and diluted)	250,327	227,611

The marinas acquisition discussed above also included an earn-out provision, which could potentially result in the payment of additional purchase consideration of up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, the Company determined, based on its estimates and the likelihood of the properties achieving such thresholds, that the fair value of the liability was zero as of March 31, 2010.

4.	Real Estate Investment Properties, net:

As of March 31, 2010 and December 31, 2009, real estate investment properties under operating leases consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Land and land improvements	$1,003,966	$999,355
Leasehold interests and improvements	280,799	235,914
Buildings	645,449	617,100
Equipment	449,009	435,578
Construction in progress	442	20,021
Less: accumulated depreciation and amortization	(317,287)	(286,780)

	$2,062,378	$2,021,188

For the three months ended March 31, 2010 and 2009, depreciation and amortization expense was approximately $30.8 million and $27.0 million, respectively.

5.	Intangibles, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2010 and December 31, 2009 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of March 31, 2010
In place leases	$23,520	$3,418	$20,102
Trade name	10,798	881	9,917
Trade name	1,429	—	1,429
Below market lease	629	17	612

	$36,376	$4,316	$32,060

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

5.	Intangibles, net (Continued):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of December 31, 2009
In place leases	$23,093	$3,094	$19,999
Trade name	10,798	814	9,984
Trade name	1,429	—	1,429
Below market lease	629	9	620

	$35,949	$3,917	$32,032

Amortization expense was approximately $0.4 million for both of the three months ended March 31, 2010 and 2009.

6.	Operating Leases:

In addition to the lease restructures granted during 2009, the Company granted additional lease modifications during the three months ended March 31, 2010 resulting in: (i) a temporary rent deferral of $2.5 million to be paid over the remainder of 2010, (ii) a reduction in annualized straight-line rents of $0.8 million and (iii) the release of security deposits totaling $0.9 million. The lease restructures granted by the Company did not change the operating lease classification of the amended leases, and therefore the effects of such restructures are being accounted for on a prospective basis.

The following is a schedule of future minimum lease payments to be received under the non-cancellable operating leases during the nine months remaining in 2010 and each annual period thereafter (in thousands):

2010	$105,906
2011	146,615
2012	150,903
2013	155,451
2014	160,344
Thereafter	2,377,992

Total	$3,097,211

7.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs

Upon adoption of the new guidance for Consolidation and Variable Interest Entities, the Company performed an analysis and determined that certain of its wholly owned subsidiaries designed as single property entities to own and lease its respective properties to single tenant operators are VIE’s due to potential future buy-out options held by the respective tenants, which are not currently exercisable. Two other properties in which service providers have a significant variable interest were also determined to be VIE’s. The Company determined that it is the primary beneficiary and holds a controlling financial interest in these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the most significant losses and its right to receive significant benefits from these entities. As such, the transactions and accounts of these VIEs are included in the accompanying unaudited condensed consolidated financial statements. The adoption of the new guidance and the identification of these entities as VIE’s did not have an impact on the Company’s financial statements, as the subsidiaries have historically been consolidated and continue to be consolidated under the new guidance.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (Continued):

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIE’s and liabilities of the consolidated VIE’s that are non-recourse to the Company are as follows (in thousands):

Assets
Real estate investment properties, net	$238,685
Other assets	$31,511

Liabilities
Mortgages and other notes payable	$96,178
Other liabilities	$15,855

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is generally limited to its net investment in these entities which totaled approximately $158.2 million as of March 31, 2010.

Unconsolidated Entities

The Company has investments in two unconsolidated joint ventures that are accounted for under the equity method of accounting. The adoption of the new consolidation guidance did not impact the Company’s financial statements or reporting of these entities. The Company determined that the DMC Partnership is not a VIE, and that the Company lacks control over major decisions due to the shared voting rights of its partner. The Company determined that the Intrawest Venture is a VIE, however, while several significant decisions are shared between the venture partners, the Company does not direct the activities that most significantly impact the venture’s performance. The Company’s maximum exposure to loss as a result of its involvement with this VIE is primarily limited to the carrying amount of its net investment in the venture of approximately $31.9 million as of March 31, 2010. The following tables present financial information for the Company’s unconsolidated entities for the three months ended March 31, 2010 and 2009 and as of March 31, 2010 and December 31, 2009 (in thousands):

Summarized Operating Data

	Three Months Ended March 31, 2010
	DMC Partnership	Intrawest Venture	Total
Revenue	$6,869	$4,051	$10,920
Property operating expenses	(130)	(1,497)	(1,627)
Depreciation & amortization expenses	(2,171)	(993)	(3,164)
Interest expense	(2,165)	(1,367)	(3,532)
Interest and other income	7	66	73

Net income	$2,410	$260	$2,670

Income (loss) allocable to other venture partners	$(367)	$(321)	$(688)

Income allocable to the Company	$2,777	$581	$3,358
Amortization of capitalized costs	(123)	(58)	(181)

Equity in earnings of unconsolidated entities	$2,654	$523	$3,177

Distributions declared to the Company	$2,777	$—	$2,777

Distributions received by the Company	$2,839	$—	$2,839

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (Continued):

Summarized Operating Data

	Three Months Ended March 31, 2009
	Wolf Partnership (1)	DMC Partnership	Intrawest Venture	Total
Revenue	$7,609	$8,820	$3,606	$20,035
Property operating expenses	(7,407)	(146)	(1,712)	(9,265)
Depreciation & amortization expenses	(1,846)	(2,167)	(942)	(4,955)
Interest expenses	(984)	(2,211)	(1,443)	(4,638)
Interest and other income	—	4	35	39

Net income (loss)	$(2,628)	$4,300	$(456)	$1,216

Income (loss) allocable to other venture partners	$(797)	$1,841	$(73)	$971

Income (loss) allocable to the Company	$(1,831)	$2,459	$(383)	$245
Amortization of capitalized costs	(57)	(124)	(58)	(239)

Equity in earnings (loss) of unconsolidated entities	$(1,888)	$2,335	$(441)	$6

Distributions declared to the Company	$—	$2,718	$359	$3,077

Distributions received by the Company	$—	$2,244	$504	$2,748

FOOTNOTE:

(1)	The Company acquired a controlling interest in this venture as a result of its purchase of Great Wolf’s 30.3% interest on August 6, 2009. As a result, operating data related to this entity is now consolidated in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2010.

Summarized Balance Sheet Data

	As of March 31, 2010
	DMC Partnership (1)	Intrawest Venture (1)	Total (1)
Real estate assets, net	$250,077	$96,976	$347,053
Intangible assets, net	6,508	1,467	7,975
Other assets	7,213	13,708	20,921
Mortgages and other notes payable	144,462	77,517	221,979
Other liabilities	4,768	14,273	19,041
Partners’ capital	114,568	20,361	134,929
Company’s share of partners’ capital	81.9%	80.0%

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (Continued):

Summarized Balance Sheet Data

	As of December 31, 2009
	DMC Partnership (1)	Intrawest Venture (1)	Total (1)
Real estate assets, net	$251,791	$97,082	$348,873
Intangible assets, net	6,571	1,506	8,077
Other assets	6,673	11,463	18,136
Mortgages and other notes payable	145,293	77,165	222,458
Other liabilities	4,808	13,036	17,844
Partners’ capital	114,934	19,850	134,784
Company’s share of partners’ capital	81.9%	80.0%

FOOTNOTE:

(1)	As of March 31, 2010 and December 31, 2009, the Company’s share of partners’ capital was approximately $133.0 million and $132.4 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $9.8 million and $10.1 million, respectively.

8.	Mortgages and Other Notes Receivable, net:

As of March 31, 2010 and December 31, 2009, mortgages and other notes receivable consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Principal	$143,027	$140,228
Accrued interest	3,099	2,628
Acquisition fees, net	2,648	2,956
Loan origination fees, net	(156)	(172)

Total carrying amount	$148,618	$145,640

On February 10, 2010, PARC Investors, LLC and PARC Operations, LLC collectively (“PARC”) borrowed $3.0 million which is collateralized by membership interests. The loan requires monthly interest-only payments at a fixed rate of 9.0% with principal due at maturity on September 1, 2010.

The estimated fair market value of mortgages and other notes receivable was approximately $140.4 million and $137.6 million as of March 31, 2010 and December 31, 2009, respectively. The Company estimated the fair market value of mortgages and other notes receivable using discounted cash flows for each individual instrument based on market interest rates as of March 31, 2010 and December 31, 2009, respectively. The Company determined market rates based on rates it has negotiated for similar loans and through discussions regarding market conditions with various third-party lenders.

The Company has two outstanding loans to VIEs totaling approximately $12.3 million, which represents the Company’s maximum exposure to loss related to these investments. The Company determined it is not the primary beneficiary of the VIEs because it does not have the ability to direct the activities that most significantly impact the economic performance of the entities.

9.	Public Offerings and Stockholders’ Equity:

On April 9, 2008, the Company commenced its third common stock offering for the sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share), including up to $47.5 million in shares of common stock (five million shares of common stock at $9.50 per share) available for sale under the terms of the Company’s reinvestment plan. As of March 31, 2010, the Company had cumulatively raised approximately $2.7 billion (267.9 million shares) in subscription proceeds, including approximately $214.4 million (22.6 million shares) received through the reinvestment plan.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

9.	Public Offerings and Stockholders’ Equity (Continued):

The Company elected to extend its current common stock offering for a period of one year through April 9, 2011. It has the ability to extend the offering for another six months beyond that date upon meeting certain criteria.

The Company has and will continue to incur costs in connection with the offering and issuance of shares, including filing, legal, accounting, printing, marketing support and escrow fees, selling commissions and due diligence expense reimbursements, all of which are deducted from the gross proceeds of the offering. As of March 31, 2010, the total cumulative offering and stock issuance costs incurred were approximately $280.3 million.

10.	Indebtedness:

As of March 31, 2010 and December 31, 2009, the Company had the following indebtedness (in thousands):

	March 31, 2010	December 31, 2009
Mortgages payable	$580,604	$562,388
Sellers financing	75,400	77,100

Total mortgages and other notes payable	656,004	639,488

Line of credit	58,000	99,483

Total indebtedness	$714,004	$738,971

On March 12, 2010, in connection with the acquisition of the marina properties discussed above, the Company assumed three existing loans encumbering the properties with an aggregate outstanding principal balance of approximately $14.0 million, which were recorded at their estimated fair values totaling approximately $13.6 million. The loans bear interest at fixed rates between 6.29% and 6.50%, require monthly payments of principal and interest and mature between November 1, 2016 and December 1, 2016.

On March 30, 2010, the Company obtained a syndicated revolving line of credit (the “2013 Revolver”) with $85.0 million in total borrowing capacity of which $58.0 million was borrowed at closing. The 2013 Revolver bears interest at LIBOR plus 4.75%, is collateralized by a pool of our lifestyle properties, matures on March 30, 2013 and requires us to maintain customary financial covenants such as minimum debt service, fixed charge and interest coverage ratios and maximum leverage ratio. As of March 31, 2010, the Company was in compliance with these covenants. In connection with obtaining the 2013 Revolver, the Company recorded approximately $3.1 million in loan costs, repaid its previous line of credit with an outstanding balance of approximately $96.6 million and wrote-off approximately $0.4 million in remaining unamortized loan costs from its previous line of credit.

On March 19, 2010, the Company amended its previously unsecured seller financing arrangement with an outstanding principal balance of approximately $16.9 million as of March 31, 2010, by pledging collateral of $10.0 million in exchange for an extension of the maturity date from April 1, 2017 to April 1, 2019.

The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2010 and December 31, 2009 because of the relatively short maturities of the obligations. The Company estimates that the fair value of its fixed rate debt was approximately $476.6 million and $465.0 million and the fair value of its variable rate debt was approximately $205.3 million and $235.6 million as of March 31, 2010 and December 31, 2009, respectively, based upon the current rates and spreads it would expect to obtain for similar borrowings.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

11.	Derivative Instruments and Hedging Activities:

The Company has four interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2010 and December 31, 2009, which are included in other assets and liabilities in the accompanying unaudited condensed consolidated balance sheets (in thousands).

						Fair Value as of
Notional Amount		Strike		Trade Date	Maturity Date	March 31, 2010	December 31, 2009
$57,300		4.285	% (1)	1/2/2008	1/2/2015	$4,340	$3,802
16,700		4.305	% (1)	1/2/2008	1/2/2015	1,279	1,123
9,869		6.890%		9/28/2009	9/1/2019	194	46
19,508	(2)	6.430	% (2)	12/1/2009	12/1/2014	(62)	15

FOOTNOTES:

(1)	The strike rate does not include the credit spread on each of the notional amounts. The credit spread is 1.715% on the $57.3 million swap, totaling a blended fixed rate of 6.0% and 1.5% on the $16.7 million swap, totaling a blended fixed rate of 5.805%.
(2)	The Company swapped the interest rate on its $20.0 million loan, denominated in Canadian dollars, to a fixed interest rate of 6.43%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 1.019% Canadian dollars for $1.00 U.S. dollar on March 31, 2010.

During the three months ended March 31, 2010, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss).

12.	Fair Value Measurements:

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments was a net liability of approximately $5.8 million and $5.0 million as of March 31, 2010 and December 31, 2009, respectively, and is included in other assets and liabilities in the accompanying unaudited condensed consolidated balance sheets.

In connection with certain property acquisitions, the Company has agreed to pay additional purchase consideration continent upon the property achieving certain financial performance goals over a specified period. Upon acquisition, the Company estimates the fair value of the expected additional purchase consideration to be paid, which is classified as Level 3 in the fair value hierarchy. Such amounts are recorded and included in other liabilities in the accompanying unaudited condensed consolidated balances sheets and the total was approximately $2.5 million and $14.4 million as of March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, the Company paid approximately $11.9 million in additional purchase consideration, thereby satisfying a portion of the estimated liability. Changes in estimates or the periodic accretion of the estimated payments are recognized as a period cost in the accompanying unaudited condensed consolidated statements of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

12.	Fair Value Measurements (Continued):

The following tables show the fair value of the Company’s financial liability (in thousands):

	Fair Value Measurements as of March 31, 2010
	Balance at March 31, 2010	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$62	$—	$62	$—
Liabilities:
Derivative instruments	$5,813	$—	$5,813	$—
Contingent purchase consideration	$2,515	$—	$—	$2,515

	Fair Value Measurements as of December 31, 2009
	Balance at December 31, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments	$4,986	$—	$4,986	$—
Contingent purchase consideration	$14,402	$—	$—	$14,402

The following information details the changes in the fair value measurements using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

Beginning balance	$14,402
Payment of additional puchase consideration	(11,922)
Accretion of discounts	35

Ending balance	$2,515

13.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with CNL Lifestyle Company, LLC (the “Advisor”) and CNL Securities Corp. (the “Managing Dealer”), which is the Managing Dealer for the Company’s public offerings. The Company’s chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc., the parent company of the Advisor and Managing Dealer. The Advisor and Managing Dealer receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management and sale of the Company’s assets.

For the three months ended March 31, 2010 and 2009, the Company incurred the following fees to related parties in connection with the sale of its common stock (in thousands):

	Three Months Ended March 31,
	2010	2009
Selling commissions	$4,162	$3,130
Marketing support fee & due diligence expense reimbursements	1,787	1,342

Total	$5,949	$4,472

The Managing Dealer is entitled to selling commissions of up to 7.0% of gross offering proceeds and marketing support fees of 3.0% of gross offering proceeds, in connection with the Company’s offerings, as well as actual expenses incurred up to 0.10% of proceeds in connection with due diligence. A substantial portion of the selling commissions and marketing support fees and all of the due diligence expenses are re-allowed to third-party participating broker dealers.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

13.	Related Party Arrangements (Continued):

For the three months ended March 31, 2010 and 2009, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Acquisition fees: (1)
Acquisition fees from offering proceeds	$1,786	$1,184
Acquisition fees from debt proceeds	419	—

Total	2,205	1,184

Asset management fees: (2)	6,487	6,123

Reimbursable expenses: (3)
Offering costs	805	653
Acquisition costs	38	52
Operating expenses	1,728	1,706

Total	2,571	2,411

Total fees earned and reimbursable expenses	$11,263	$9,718

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	Asset management fees are equal to 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage note receivable as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended March 31, 2010, operating expenses did not exceed the Expense Cap.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	March 31, 2010	December 31, 2009
Due to the Advisor and its affiliates:
Offering expenses	$437	$256
Asset management fees	2,169	2,212
Operating expenses	708	1,305
Acquisition fees and expenses	85	119

Total	$3,399	$3,892

Due to Managing Dealer:
Selling commissions	$194	$243
Marketing support fees and due diligence expense reimbursements	83	104

Total	$277	$347

Total due to affiliates	$3,676	$4,239

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

13.	Related Party Arrangements (Continued):

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $10.3 million and $26.1 million as of March 31, 2010 and December 31, 2009, respectively.

14.	Redemption of Shares:

In March 2010, the Company amended its redemption plan to clarify the board of directors’ discretion in establishing the amount of redemptions that will be processed each quarter and allow certain priority groups of stockholders with requests made pursuant to circumstances such as death, qualifying disability, bankruptcy or unforeseeable emergency to have their redemption requests processed ahead of the general stockholder population.

The following details the Company’s redemption activity for the three months ended March 31, 2010 (in thousands except per share data).

Requests in queue	1,324
Redemptions requested	1,981
Shares redeemed:
Prior period requests	1,200
Current period requests/adjustments	718

Pending redemption requests (1)	1,387

Average price paid per share	$9.73

FOOTNOTE:

(1)	Requests that are not fulfilled in whole in a particular quarter will be redeemed on a pro rata basis pursuant to the Redemption Plan.

The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in the Company’s offerings.

15.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income. The Company intends to make regular distributions, and its board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. During the three months ended March 31, 2010, the Company declared and paid distributions of approximately $39.0 million ($0.1563 per share).

For the three months ended March 31, 2010 and 2009, approximately 33.3% and 21.3% of the distributions paid to the stockholders were considered ordinary income and approximately 66.7% and 78.7% were considered a return of capital for federal income tax purposes, respectively. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

16.	Commitments & Contingencies:

The Company has commitments under ground leases, concession holds and land permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $2.9 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively, and have been reflected as ground lease, concession holds and land permit fees with a corresponding increase in rental income from operating leases in the accompanying unaudited condensed consolidated statements of operations.

In connection with the acquisition of Wet’n’Wild Hawaii, the Company agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years, of which approximately $11.9 million was paid during the three months ended March 31, 2010. The remaining estimated fair value of the Company’s anticipated payments is approximately $2.5 million, and is included as a liability in the unaudited condensed consolidated balance sheets. See Note 12, “Fair Value Measurements” for additional information.

The marinas acquisition discussed above also included an earn-out provision, which could potentially result in the payment of additional purchase consideration of up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, the Company determined, based on its estimates and the likelihood of the properties achieving such thresholds, that the fair value of the liability was zero as of March 31, 2010.

From time to time, the Company is exposed to litigation arising in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

17.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on April 1, 2010 and May 1, 2010. These distributions are to be paid by June 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009. Amounts as of December 31, 2009 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2009.

All capitalized terms used herein but not defined shall have the meanings ascribed to them in the “Definitions” section of our prospectus.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: continued or worsening economic environment, the lack of available debt for us and our tenants, declining value of real estate, conditions affecting the CNL brand name, increased direct competition, changes in government regulations or accounting rules, changes in local and national real estate conditions, our ability to obtain additional lines of credit or long-term financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our tenants’ inability to manage rising costs, our ability to identify suitable investments, our ability to close on identified investments, tenant or borrower defaults under their respective leases or loans and bankruptcies, inaccuracies of our accounting estimates, and our ability to locate suitable tenants and operators for our properties and borrowers for our loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of May 7, 2010, we had a portfolio of 119 lifestyle properties which when aggregated by initial purchase price was diversified as follows: approximately 28.0% in ski and mountain lifestyle, 24.6% in golf facilities, 17.5% in attractions, 7.5% in marinas and 22.4% in additional lifestyle properties. These assets consist of 22 ski and mountain lifestyle properties, 53 golf facilities, 21 attractions, 15 marinas and eight additional lifestyle properties. Eight of these 119 properties are owned through unconsolidated ventures. As of March 31, 2010, 104 of our 119 properties (including those owned by the DMC Partnership) were subject to long-term triple-net leases to single tenant operators (fully occupied) with a weighted-average lease rate of 9.2% and average lease expiration of 19 years.

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

Economic and Market Trends

The U.S. economy has demonstrated some signs of improvement with a continued increase in real Gross Domestic Product during the first quarter of 2010 and a slight decline in unemployment levels as compared to the fourth quarter of 2009. However, we remain cautious about the state of the economy and its recovery and are still uncertain about the duration of the current economic down cycle as well as the full impact of these conditions on our business, our properties and our tenants. We continue to monitor the economic environment, capital markets and the financial stability of our tenants in an effort to minimize the impact of the economic downturn on the Company.

During the first three months of 2010, we began to see an increase in sales of our common stock and a decrease in redemption requests as compared to the same period in 2009. For the three months ended March 31, 2010, our average monthly sales of common stock were approximately $25.8 million as compared to approximately $20.4 million for the three months ended March 31, 2009 and redemption requests were approximately 2.0 million shares and 2.3 million shares for the three months ended March 31, 2010 and 2009, respectively. If this trend continues, the increase in sales of our common stock and decrease in redemption requests should increase the amount of capital that we have available to take advantage of future acquisition opportunities.

Although we have begun to see a slight increase in financing opportunities, the availability of debt continues to be limited with an increase in the cost of borrowing over historical rates, which we expect to continue. Our portfolio was approximately 27% leveraged at March 31, 2010, with approximately 84% of our debt in the form of long-term, fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps).

In response to the economic and market pressures, we have continued to focus on liquidity, maintained a strong balance sheet with significant cash balances, proactively managed debt with low leverage and no significant near term maturities, closely monitored tenant performance, restructured tenant leases when necessary and strengthened relationships with key constituents including tenants and lenders. We expect to continue to see an increase in real estate transaction volume and believe we are well positioned to take advantage of buying opportunities in the current environment. As capitalization rates and competition for core real estate have increased, we have not experienced the same level of cap rate compression in lifestyle and leisure assets, as cap rates have remained relatively stable over the past five years.

Industry and Portfolio Trends

The majority of our real estate portfolio is operated by third-party tenant operators under long-term triple net leases for which we report rental income and are not directly exposed to the variability of property-level operating revenues and expenses. However, the financial and operational performance of our tenants and the general conditions of the industries within which they operate provide indicators about the tenants’ health and their ability to pay our rent. During the three months ended March 31, 2010, our tenants reported to us an average decrease in revenue of 2.0% and an average increase in property level net operating income of approximately 4.0% as compared to the same period in the prior year primarily due to effective cost control.

Golf – Our largest golf tenant, which operates 43 of our 53 golf facilities, struggled early in the first quarter of 2010 due to weather conditions but began to experience positive year-over-year growth in revenue beginning in late March which has continued through April. Additionally, advanced golf and catering bookings have increased 15.8% quarter-over-quarter.

Ski and Mountain Lifestyle - For the three months ended March 31, 2010, our ski and mountain lifestyle tenants reported increases in revenue of 4.0% on average as compared to the same period during 2009 (excluding Cypress Mountain which was closed much of the quarter through its participation in the Winter Olympic Games). According to preliminary results from the Kottke 2009/2010 National End of Season Survey and the National Ski Area Association (NSAA), the U.S. ski industry tallied 59.7 million ski and snowboard visits for the 2009/2010 ski season, representing the second highest total on record. This mark is an increase of 4.2% over the 2008/09 season, and just 1.2% below the all-time record set during the 2007/2008 season when skier visits tallied 60.5 million.

Attractions – According to The Global Attractions Attendance Report for 2009 published jointly by the Themed Entertainment Association (“TEA”) and AECOM Economics, destination parks are adversely impacted by an economic downturn as discretionary spending declines, while lower cost regional parks and attractions, which comprise the majority of our attractions portfolio, tend to benefit from those same trends as consumers shift to the less expensive entertainment option. Overall, the report indicates that visitation to the top 20 theme parks and waterparks in North America in 2009 totaled nearly 121 million visitors, was down approximately 1.1% from 2008, and predicts improvement in 2010. Our attractions tenants are preparing for the 2010 season by making approximately $22.6 million in capital improvements, including new attractions and enhancements to existing facilities in an effort to drive visitation at the properties.

Despite these improvements, a number of our tenants have lingering working capital deficiencies from 2009 or have continued to experience difficult operating conditions with a limited ability to obtain working capital from lenders and capital partners. In addition to lease restructures granted in 2009, we granted additional lease modifications resulting in: (i) a temporary rent deferral of $2.5 million to be paid over the remainder of 2010, (ii) a reduction in annualized straight-line rents of $0.8 million and (iii) the release of security deposits totaling $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions, loans and other permitted investments and for the payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans will be generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, interest payments on the loans we make, interest earned on our cash balances and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could result in the need to borrow more to maintain the same level of distributions or decrease the level of distributions. In addition, we have a revolving line of credit with a total borrowing capacity of $85.0 million, of which $58.0 million was borrowed at closing on March 30, 2010.

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

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to continue to be generated from properties, loans and other permitted investments to cover a significant portion of such distributions and any temporary shortfalls are expected to be funded with cash borrowed under our line of credit. In the event that our properties do not perform as expected or we are unable to acquire properties at the pace expected, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long-term. Our ability to acquire properties is in part dependent upon our ability to locate and contract with suitable third-party tenants. The inability to locate suitable tenants may delay our ability to acquire certain properties. Delays in acquiring properties or making loans with the capital raised from our common stock offerings may adversely affect our ability to pay distributions to our existing stockholders.

We believe that our current liquidity needs to pay operating expenses, debt service and distributions to stockholders will be adequately covered by cash generated from our investments and cash on hand. We have no significant debt maturities coming due in the near term. The acquisition of additional real estate investments will be dependent upon the amount and pace of capital raised through our public offerings and our ability to obtain additional long-term debt financing.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of March 31, 2010, we had received approximately $2.7 billion (267.9 million shares) in total offering proceeds from all three offerings. During the period from April 1, 2010 through May 7, 2010, we received additional subscription proceeds of approximately $31.4 million (3.1 million shares).

We elected to extend our current common stock offering for a period of one year through April 9, 2011. We have the ability to extend our offering for another six months beyond that date upon meeting certain criteria.

Borrowings

We have borrowed and intend to continue to borrow money to acquire properties, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities (see “Distributions” below for additional information on distribution policy). In general, we pledge our assets in connection with such borrowings. As discussed above, the availability of debt has been significantly restricted in the last two years due to the global economic downturn. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets on an annual basis.

As of March 31, 2010, our indebtedness consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Mortgages payable	$580,604	$562,388
Sellers financing	75,400	77,100

Total mortgages and other notes payable	656,004	639,488

Line of credit	58,000	99,483

Total indebtedness	$714,004	$738,971

On March 12, 2010, in connection with the acquisition of the marina properties discussed above, we assumed three existing loans encumbering the properties with an aggregate outstanding principal balance of approximately $14.0 million, which were recorded at their estimated fair values totaling approximately $13.6 million. The loans bear interest at fixed rates between 6.29% and 6.50%, require monthly payments of principal and interest and mature between November 1, 2016 and December 1, 2016.

On March 19, 2010, we amended our previously unsecured seller financing arrangement with an outstanding principal balance of approximately $16.9 million as of March 31, 2010, by pledging collateral of $10.0 million in exchange for an extension of the maturity date from April 1, 2017 to April 1, 2019.

On March 30, 2010, we obtained a syndicated revolving line of credit (the “2013 Revolver”) with $85.0 million in total borrowing capacity of which $58.0 million was borrowed at closing. The 2013 Revolver bears interest at LIBOR plus 4.75%, is collateralized by a pool of our lifestyle properties, matures on March 30, 2013 and requires us to maintain customary financial covenants such as minimum debt service, fixed charge and interest coverage ratios and maximum leverage ratio. As of March 31, 2010, we were in compliance with these covenants. In connection with obtaining the 2013 Revolver, we recorded approximately $3.1 million in loan costs, repaid our previous line of credit with an outstanding balance of approximately $96.6 million and wrote-off approximately $0.4 million in remaining unamortized loan costs from our previous line of credit.

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $25.1 million and $21.6 million for the three months ended March 31, 2010 and 2009, respectively, which consisted primarily of rental income, cash receipts and disbursements for properties operated under management contracts, interest collected on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances offset by payments made for general operating expenses including property operating expenses and asset management fees to our Advisor. Our cash flows from operations continue to be negatively impacted by the economic recession and as a result of lease modifications and rent deferrals we have granted to our tenants.

Distributions from Unconsolidated Entities

The following table summarizes the distributions declared to us from our unconsolidated entities (in thousands):

Period	DMC Partnership	Intrawest Venture	Total
Three months ended March 31, 2010	$2,777	$—	$2,777
Three months ended March 31, 2009	2,718	359	3,077

Increase (decrease)	$59	$(359)	$(300)

The Retail Villages owned by the Intrawest Venture have been impacted by the current recession resulting in a reduction in cash distributions as compared with the prior year. Operating results at these properties have begun to improve and ultimately we expect cash flows from these properties to return to historical levels as consumer spending and the broader economy continue to improve. Distributions from the DMC Partnership remained consistent during 2010 as a result of the preferences we have ahead of our partner in this investment.

Acquisitions

During the three months ended March 31, 2010, we acquired the following real estate investment properties (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price
Anacapa Isle Marina—	California	3/12/2010	$9,829
One marina (leasehold interest)
Ballena Isle Marina—	California	3/12/2010	8,179
One marina (leasehold and fee interests)
Cabrillo Isle Marina—	California	3/12/2010	20,575
One marina (leasehold interest)
Ventura Isle Marina—	California	3/12/2010	16,417
One marina (leasehold interest)

		Total	$55,000

The marina properties above were acquired through a sale-leaseback arrangement and are subject to long-term triple-net leases with an initial term of 20 years and two 10-year renewal options. In connection with the transaction, we paid approximately $41.0 million in cash plus $1.4 million in transaction costs and assumed three existing loans collateralized by the properties with an aggregate outstanding principal balance of approximately $14.0 million, which were recorded at their estimated fair value of approximately $13.6 million.

Mortgages and Other Notes Receivable, net

As of March 31, 2010 and December 31, 2009, mortgages and other notes receivable consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Principal	$143,027	$140,228
Accrued interest	3,099	2,628
Acquisition fees, net	2,648	2,956
Loan origination fees, net	(156)	(172)

Total carrying amount	$148,618	$145,640

On February 10, 2010, PARC Investors, LLC and PARC Operations, LLC collectively (“PARC”) borrowed $3.0 million which is collateralized by membership interests. The loan requires monthly interest-only payments at a fixed rate of 9.0% with principal due at maturity on September 1, 2010.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders is determined by our board of directors and is dependent upon a number of factors, including:

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

We may use borrowings and proceeds from our dividend reinvestment plan to fund a portion of our distributions during the growth stage of our company and the current economic downturn in order to avoid distribution volatility.

The following table details our total distributions to stockholders for the three month periods ended March 31, 2010 and 2009 (in thousands):

					Sources of Distributions Paid in Cash
Periods	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (1)	Cash Distributions	Cash Flows From Operating Activities (2)
2010 Quarter
First	$0.1563	$38,987	$17,463	$21,524	$25,134

Year	$0.1563	$38,987	$17,463	$21,524	$25,134

2009 Quarter
First	$0.1538	$34,917	$16,304	$18,613	$21,644

Year	$0.1538	$34,917	$16,304	$18,613	$21,644

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to shareholders to the extent that they are not covered by operating cash flows, FFO and MFFO and such shortfalls will be covered by borrowings.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offerings and debt financings as opposed to operating cash flows. Cash flows from operating activities for the first quarter of 2009 has been revised as discussed in Footnote 2 to Item 1, however, the revision had no impact on FFO or MFFO for any period. As noted above, FFO and MFFO are key factors used in the determination of distribution levels.

Approximately 66.7% and 78.7% of the distributions for the three months ended March 31, 2010 and 2009, respectively, constitute a return of capital for federal income tax purposes. Due to seasonality of rent collections, rent deferrals and other factors, the characterization of distributions declared for the three months ended March 31, 2010 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2010. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Common Stock Redemptions

The following details our redemptions for the three months ended March 31, 2010 (in thousands except per share data).

Requests in queue	1,324
Redemptions requested	1,981
Shares redeemed:
Prior period requests	1,200
Current period requests/adjustments	718

Pending redemption requests (1)	1,387

Average price paid per share	$9.73

FOOTNOTE:

(1)	Requests that are not fulfilled in whole in a particular quarter will be redeemed on a pro rata basis pursuant to the redemption plan.

The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings.

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and we determine to redeem shares, we will commit to redeem shares on a pro rata basis at the end of each quarter, with the actual redemption occurring at the beginning of the next quarter. A stockholder whose shares are not redeemed due to insufficient funds in that quarter will have their requests carried forward and be honored at such time as sufficient funds exist. In such case, the redemption request will be retained and such shares will be redeemed before any subsequently received redemption requests are honored. Redeemed shares are considered retired and will not be reissued.

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

Stock Issuance Costs and Other Related Party Arrangements

Certain of our directors and officers hold similar positions with CNL Lifestyle Company, LLC and CNL Securities Corp. (the “Managing Dealer”), which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc., the parent company of our Advisor and Managing Dealer. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $14.6 million and $11.8 million for the three months ended March 31, 2010 and 2009, respectively. Of these amounts, approximately $3.7 million and $4.2 million is included in the due to affiliates line item in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively. Our Advisor and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the three months ended March 31, 2010 and 2009 were approximately $2.6 million and $2.4 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year. For the expense year ended March 31, 2010, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $10.3 million and $26.1 million as of March 31, 2010 and December 31, 2009, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2009 for a summary of our other Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Consolidation. Effective January 1, 2010, we adopted the amended accounting guidance on consolidations as follows: (i) replaced the quantitative-based risks and rewards calculation for determining when a reporting entity has a controlling financial interest in a variable interest entity (“VIE”) with a qualitative approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity and (ii) requires additional disclosures about a reporting entity’s involvement in VIEs. This consolidation guidance for VIEs also: (i) requires ongoing consideration, rather than only when specific events occur, of whether an entity is a primary beneficiary of a VIE, (ii) eliminates substantive removal rights consideration in determining whether an entity is VIE, and (iii) eliminates the exception for troubled debt restructurings as an event triggering reconsideration of an entity’s status as a VIE. The adoption of this guidance did not have a material impact on our financial position or results of operations.

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

The following is an analysis and discussion of our operations for the three months ended March 31, 2010 as compared to March 31, 2009 (in thousands except per share data):

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
Revenues:
Rental income from operating leases	$54,389	$54,761	$(372)	-0.7%
Property operating revenues	25,754	2,858	22,896	801.1%
Interest income on mortgages and other notes receivable	3,523	3,384	139	4.1%

Total revenues	83,666	61,003	22,663	37.2%

Expenses:
Asset management fees to advisor	6,487	6,123	364	5.9%
Acquisition fees and costs	2,825	7,474	(4,649)	-62.2%
General and administrative	3,093	2,682	411	15.3%
Ground lease and permit fees	2,908	2,716	192	7.1%
Property operating expenses	20,812	2,135	18,677	874.8%
Other operating expenses	1,172	1,839	(667)	-36.3%
Bad debt expense	—	939	(939)	-100.0%
Loss on lease termination	—	1,709	(1,709)	-100.0%
Depreciation and amortization	31,156	28,624	2,532	8.8%

Total expenses	68,453	54,241	14,212	26.2%

Operating income	15,213	6,762	8,451	125.0%

Other income (expense):
Interest and other income	310	608	(298)	-49.0%
Interest expense and loan cost amortization	(11,911)	(9,420)	(2,491)	-26.4%
Equity in earnings of unconsolidated entities	3,177	6	3,171	52850.0%

Total other expense	(8,424)	(8,806)	382	4.3%

Net income (loss)	$6,789	$(2,044)	$8,833	432.1%

Earnings (loss) per share of common stock (basic and diluted)	$0.03	$(0.01)	$0.04	400.0%

Weighted average number of shares of common stock outstanding (basic and diluted)	250,327	227,611

Rental income from operating leases. Overall, we experienced a net decrease of 0.7% in rental income for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease is attributable to lease restructures of certain tenants and the three lease terminations discussed under “Property operating revenues” below, offset, in part, by contractual rent increases and new leases.

The following information summarizes trends in rental income from operating leases for the three months ended March 31, 2010 and 2009.

Properties Subject to Operating Leases	Number of Properties (1)	Total Rental Income (in thousands) for the Three Months Ended March 31,		Percentage of Total 2010 Rental Income	Percentage of Total 2009 Rental Income	Percentage Increase (Decrease) in Rental Income
		2010 (1)	2009 (1)
Acquired prior to January 1, 2009	100	$52,245	$51,376	96.1%	93.9%	1.7%
Acquired after January 1, 2009	6	2,144	1,169	3.9%	2.1%	83.4%
Terminated leases (2)	3	—	2,216	0.0%	4.0%	-100.0%

Total		$54,389	$54,761	100.0%	100.0%

FOOTNOTES:

(1)	These amounts only include our consolidated properties operated under long-term triple-net leases and our multi-family residential property.
(2)	Represents rental income on two golf properties and one ski mountain lifestyle property prior to the lease termination at which point we began recording the properties’ operating revenues and expenses in place of rental income.

As of March 31, 2010 and 2009, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.9% and 9.0%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted average contractual lease basis of our real estate investment properties subject to operating leases. The decrease is primarily a result of reduced rents on certain properties and three lease terminations. Additionally, the weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rents granted to tenants.

Property operating revenues. Property operating revenues were approximately $25.8 million and $2.9 million for the three months ended March 31, 2010 and 2009, respectively, and are not directly comparable. We began recording the operating results of three of our properties that are operated by third-party management companies as a result of leases that were terminated in 2009 and previously accounted for as operating leases, as well as the operations from two properties that were previously unconsolidated and owned by the Wolf Partnership that we began consolidating effective August 6, 2009 upon our acquisition of our former partner’s interests in that partnership.

Interest income on mortgages and other notes receivable. For the three months ended March 31, 2010 and 2009, we recorded interest income totaling approximately $3.5 million and $3.4 million, respectively, on our performing loans with an aggregate principal balance of approximately $143.0 million and $126.8 million as of March 31, 2010 and 2009, respectively. The increase is attributable to loans made by us subsequent to March 31, 2009. As of March 31, 2009, we had one non-performing loan with a principal balance of $40.0 million for which no interest income was recorded for the three months ended March 31, 2009 and was subsequently foreclosed and satisfied.

Asset management fees to advisor. Monthly asset management fees of 0.08334% of invested assets are paid to our Advisor for the acquisition of real estate assets and making loans. Total asset management fees were approximately $6.5 million and $6.1 million for the three months ended March 31, 2010 and 2009, respectively. The increase in fees is due to the acquisition of additional real estate properties we acquired and loans we made.

Acquisition fees and costs. Effective January 1, 2009, we began expensing acquisition fees and costs as a result of a newly issued accounting standard. Upon adoption of the new standard on January 1, 2009, we were required to initially expense approximately $5.9 million in acquisition fees and costs that were incurred prior to December 31, 2008 and capitalized on our balance sheet. Acquisition fees and costs incurred for the three months ended March 31, 2010 and 2009, unrelated to the initial adoption of the new standard, were approximately $2.8 million and $1.6 million, respectively.

General and administrative. General and administrative expenses were approximately $3.1 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively. The increase is primarily due to the overall increase in our operating activities as a result of the properties we have acquired.

Ground lease and permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of our triple-net leases with those tenants. These expenses have corresponding revenues included in the rental income described above. For the three months ended March 31, 2010 and 2009, ground lease, concession holds and land permit fees were approximately $2.9 million and $2.7 million, respectively. The increase is attributable to the growth of our property portfolio. As of March 31, 2010, we owned 111 consolidated properties of which 41 properties are subject to ground lease, concession holds or land permit fees.

Property operating expenses. Property operating expenses were approximately $20.8 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively, and are not directly comparable. We began recording the operating results of three of our properties that are operated by third-party management companies as a result of leases that were terminated in 2009 and previously accounted for as operating leases, as well as the operations from two properties that were previously unconsolidated and owned by the Wolf Partnership that we began consolidating effective August 6, 2009 upon our acquisition of our former partner’s interests in that partnership.

Other operating expenses. Other operating expenses totaled approximately $1.2 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively. The decrease is primarily a result of lower repairs and maintenance expenses incurred. Capital expenditures are made from the capital improvement reserve accounts for replacements, refurbishments, repairs and maintenance at our properties. Certain expenditures, that do not substantially enhance the property value or increase the estimated useful lives, cannot be capitalized and are expensed.

Bad debt expense. Bad debt expense was $0.9 million for the three months ended March 31, 2009 as a result of the write-off of past due rents receivable that were deemed uncollectible from a tenant whose lease was terminated in 2009. We incurred no bad debt expense and terminated no leases during the three months ended March 31, 2010.

Loss on lease termination. Loss on lease termination was approximately $1.7 million for the three months ended March 31, 2009 as a result of terminations of leases for two properties during the three months ended March 31, 2009. There were no lease terminations during the three months ended March 31, 2010.

Depreciation and amortization. Depreciation and amortization expenses were approximately $31.2 million and $28.6 million for the three months ended March 31, 2010 and 2009, respectively. The increase is primarily due to the acquisition of real estate properties acquired which were depreciated for the full three months ended March 31, 2010.

Interest and other income. Interest and other income totaled approximately $0.3 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. The decrease is primarily due to a general reduction in rates paid by depository institutions on short-term deposits and a reduction in average cash on hand during 2010 as compared to 2009. During the three months ended March 31, 2010, we received an average yield of 0.95% as compared to an average yield of 1.26%, during the same period in 2009. Our average uninvested offering proceeds, based on month-end balances, was approximately $128.7 million and $177.5 million during the three months ended March 31, 2010 and 2009, respectively.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $11.9 million and $9.4 million for the three months ended March 31, 2010 and 2009, respectively. The increase was attributable to the increase in our borrowings as a result of acquisitions of properties. In addition, on March 30, 2010, we wrote-off the remaining unamortized loan costs from our previous line of credit as a result of obtaining a new line of credit.

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Wolf Partnership	$—	$(1,888)	$1,888	100.0%
DMC Partnership	2,654	2,335	319	13.7%
Intrawest Venture	523	(441)	964	218.6%

Total	$3,177	$6	$3,171

Equity in earnings of unconsolidated entities increased by approximately $3.2 million for the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to our acquisition of the remaining interest in the Wolf Partnership in August 2009 which resulted in the consolidation of these properties’ operations and no longer reporting its operating results within equity in earnings. In addition, during 2009, we increased our ownership interest in the DMC Partnership which resulted in an increase in our allocation of income due to distribution preference and how such preferences impact income allocations under the hypothetical liquidation at book value (“HLBV”) method of accounting. Operating results for the Intrawest Venture showed improvement as a result of increased rents resulting from an increase in consumer spending at the properties.

Net income (loss) and earnings (loss) per share. The increase in net income (loss) and earnings (loss) per share for the three months ended March 31, 2010 as compared to the same period in 2009 was primarily due to (i) an increase in net operating income from properties that are being operated by third-party management companies that were being leased in the prior year, (ii) the additional acquisition fees and costs expensed in the prior year upon initial adoption of a new accounting standard and (iii) a reduction in bad debt expense and loss on lease termination, offset, in part, by an increase in interest expense from additional borrowings and depreciation expense in the current year as a result of acquisitions of properties. Our earnings and earnings per share may fluctuate while we continue to raise capital and make significant acquisitions. These performance measures are affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make individually significant acquisitions can be dilutive to the earnings per share ratio.

OTHER

Funds from Operations and Modified Funds from Operations

FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, which is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance. In addition to FFO, we use MFFO, which excludes acquisition-related costs and non-recurring charges such as the write-off of in-place lease intangibles and other similar costs associated with lease terminations and fair value adjustments to contingent purchase price obligation in order to further evaluate our ongoing operating performance.

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

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$6,789	$(2,044)

Adjustments:
Depreciation and amortization	31,156	28,624
Net effect of FFO adjustment from unconsolidated entities (1)	2,910	3,917

Total funds from operations	$40,855	$30,497

Acquisition fees and costs	2,825	7,474

Modified funds from operations	$43,680	$37,971

Weighted average number of shares of common stock outstanding (basic and diluted)	250,327	227,611

FFO per share (basic and diluted)	$0.16	$0.13

MFFO per share (basic and diluted)	$0.17	$0.17

FOOTNOTE:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.

Total FFO and FFO per share was approximately $40.9 million and $30.5 million and $0.16 and $0.13 for the three months ended March 31, 2010 and 2009, respectively. The increase in FFO and FFO per share is attributable principally to: (i) an increase in net operating income from properties that are being operated by third-party management companies that were being leased in the prior year, (ii) a reduction in acquisition fees and costs and (iii) a reduction in bad debt expense and loss on lease termination, offset, in part, by an increase in interest expense from additional borrowings and depreciation expense as a result of acquisitions of properties.

MFFO was approximately $43.7 million and $38.0 million for the three months ended March 31, 2010 and 2009, respectively. MFFO per share remained constant at approximately $0.17 for both the three months ended March 31, 2010 and 2009, respectively. The increase in MFFO is attributable principally to: (i) an increase in net operating income from properties that are being operated by third-party management companies that were being leased in the prior year and (ii) a reduction in bad debt expense and loss on lease termination, offset, in part, by an increase in interest expense from additional borrowings and depreciation expense as a result of acquisitions of properties.

OFF BALANCE SHEET ARRANGEMENTS

See our annual report on Form 10-K for the year ended December 31, 2009 for a summary of our Off Balance Sheet Arrangements.

EVENTS OCCURRING SUBSEQUENT TO MARCH 31, 2010

Our board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on April 1, 2010 and May 1, 2010. These distributions are to be paid by June 30, 2010.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of March 31, 2010:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$89,709	$452,414	$244,939	$150,876	$937,938
Obligations under capital leases	3,339	2,890	—	—	6,229
Obligations under operating leases (2)	14,790	29,172	29,167	272,032	345,161

Total	$107,838	$484,476	$274,106	$422,908	$1,289,328

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties, and the $58.0 million drawn on our syndicated revolving line of credit. Future interest payments on our variable rate debt and line of credit were estimated based on a LIBOR forward rate curve.
(2)	This line item represents obligations under ground leases, concession holds and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration (1)	$2,515	$—	$—	$—	$2,515
Capital improvements (2)	38,937	10,964	2,049	—	51,950

Total	$41,452	$10,964	$2,049	$—	$54,465

FOOTNOTES:

(1)	In connection with the acquisition of Wet’n’Wild Hawaii we agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years, of which approximately $11.9 million was paid during the three months ended March 31, 2010. The additional purchase price consideration is not to provide compensation for services but is based on the property achieving certain financial performance goals. In accordance with relevant accounting standards, we recorded the fair value of this contingent liability in our unaudited condensed consolidated balance sheets as of March 31, 2010.

The marinas acquisition discussed above also included an earn-out provision, which could potentially result in the payment of additional purchase consideration of up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, we have determined, based on our estimates and the likelihood of the properties achieving such thresholds, that the fair value was zero as of March 31, 2010.
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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2010	2011	2012	2013		2014		Thereafter	Total	Fair Value
Fixed rate debt	$13,023	$64,352	$13,020	$196,303		$93,712		$126,432	$506,842	$476,632	(1)
Weighted average interest rates of maturities	5.99%	8.93%	6.53%	6.12%		6.17%		6.62%	6.62%
Variable rate debt	25,582	14,588	873	58,929	(5)	17,772	(4)	93,814	211,558	205,253	(6)
Average interest rate	Prime or LIBOR + 2% (2)	(3)	(3)	(3)		CDOR + 3.75%		LIBOR + Spread (2) (5)

Total debt	$38,605	$78,940	$13,893	$255,232		$111,484		$220,246	$718,400	$681,885

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2010. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	The 30-day LIBOR rate was approximately 0.25% as of March 31, 2010. The 30-day CDOR rate was approximately 0.44% as of March 31, 2010.
(3)	The average interest rate from year 2011 through 2013 consists of (i) 30-day LIBOR +3.25% on the $10.0 million loan collateralized by our Jimmy Peak Mountain Resort property and (ii) 30-day CDOR + 3.75% on the $20.0 million loan collateralized by our Cypress Ski Resort property.
(4)	On November 30, 2009, we obtained a $20.0 million loan (denominated in Canadian dollars) collateralized by our Cypress Ski Resort property. The loan matures on December 1, 2014 and bears interested at CDOR plus 3.75% that has been fixed with an interest rate swap to 6.43% for the term of the loan. The loan requires monthly payments of principal and interest based on a 20-year amortization schedule. The balance as of March 31. 2010 has been converted from Canadian dollars to U.S. dollar at an exchange rate of 1.019 Canadian dollars for $1.00 U.S. dollar on March 31, 2010. The fair value of this instrument has been recorded as an asset of approximately $62,000.
(5)	On March 30, 2010, we obtained a syndicated revolving line of credit (the “2013 Revolver”) with $85.0 million in total borrowing capacity of which $58.0 million was borrowed at closing. The 2013 Revolver bears interest at LIBOR plus 4.75%, is collateralized by a pool of our lifestyle properties and matures on March 30, 2013. In connection with obtaining the 2013 Revolver, we repaid our previous line of credit with an outstanding balance of approximately $96.6 million.

On September 29, 2009, we obtained a $10.0 million loan collateralized by the Jiminy Peak Mountain Resort property. The loan requires monthly payments of interest and principal with the remaining principal and accrued interest payable upon maturity on September 1, 2019. For the entire term, the loan bears interest at a 30-day LIBOR plus 3.25%. However, we entered into an interest rate swap and thereby fixing the rate to 6.89%. The fair value of this instrument has been recorded as a liability of approximately $0.2 million.

On December 31, 2007, we obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR plus 1.72% on the first $57.3 million, 30-day LIBOR plus 1.5% (of which 1.25% is deferred until maturity) on the next $16.7 million and 30-day LIBOR plus 1.5% on the remaining $11.4 million (of which approximately all is deferred until maturity). On January 2, 2008, we entered into two interest rate swaps to hedge the variable interest rate. The instruments, which were designated as cash flow hedges of interest payments from their inception, swap the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year and on the next $16.7 million to a blended fixed rate of 5.8% for the term of the loan (of which 1.25% is deferred until maturity). The fair value of these instruments has been recorded as a liability of approximately $5.6 million.

(6)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2010. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $353,000 for the three months ended March 31, 2010. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates it is not intended to predict future results as our actual results will likely vary.

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

Changes in Internal Controls over Financial Reporting

In the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, while preparing our statement of cash flows for the most recent quarter, management determined there had been an error in the presentation of proceeds from the sale of short-term investments which resulted in a revision to the operating and investing activities of the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and six months ended June 30, 2009, as discussed above in Note 2 to our Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2010. Management of the company has reviewed its internal controls over the preparation of the statements of cash flows and has enhanced the design of its controls to (i) identify new, non-recurring and atypical transactions at a lower level of significance than has previously been done, and to (ii) separately track those transactions for cash flow reporting purposes in order to ensure proper classification between operating, investing and financing activities.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

As of March 31, 2010, we sold approximately $2.7 billion (267.9 million shares) in connection with our offerings, including approximately $214.4 million (22.6 million shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from our offerings do not include 20,000 shares purchased by our Advisor for $200,000 preceding the commencement of our 1st Offering or 117,706 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., the parent company of our Advisor and wholly owned indirectly by our chairman of the board and his wife.

As of March 31, 2010, we incurred the following aggregate expenses in connection with the issuance of our registered securities on our offerings (in thousands):

Selling commissions	$168,014
Marketing support fee and due diligence expense reimbursements	70,631
Offering costs and expenses	41,659

Offering and stock issuance costs	$280,304

Selling commissions, marketing support fee and due diligence expenses are paid to our Managing Dealer and a substantial portion of the selling commissions, marketing support fees and all of the due diligence expenses are re-allowed to third-party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our Advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $2.4 billion at March 31, 2010. As of March 31, 2010, we invested approximately $2.0 billion in properties, loans and other permitted investments.

Redemption of Shares and Issuer Purchases of Equity Securities

For the three months ended March 31, 2010, we received total redemption requests of approximately 2.0 million shares, of which 1.2 million shares relating to prior period requests were redeemed in full and 0.6 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $9.73. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Common Stock Redemptions.”

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

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25.0% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5.0% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the three months ended March 31, 2010, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan
January 1, 2010 through January 31, 2010	—		—	2,522,708
February 1, 2010 through February 28, 2010	—		—	2,522,708
March 1, 2010 through March 31, 2010	1,794,237	$9.73	17,464,023	3,534,924	(1)

Total	1,794,237		17,464,023

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 5.	Other Information – None

Item 6.	Exhibits

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 17th day of May, 2010.

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