Form 10-Q
period 2010-06-30
CNL LIFESTYLE PROPERTIES INC
filed 2010-08-13
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock outstanding as of August 6, 2010 was 266,274,003.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	June 30, 2010	December 31, 2009
ASSETS

Real estate investment properties, net (including $236,278 related to consolidated variable interest entities)	$2,060,973	$2,021,188
Mortgages and other notes receivable, net	151,048	145,640
Investments in unconsolidated entities	142,280	142,487
Deferred rent and lease incentives	118,891	91,851
Cash	117,930	183,575
Other assets	40,646	24,655
Intangibles, net	31,762	32,032
Restricted cash	20,930	19,438
Accounts and other receivables, net	6,839	11,262

Total Assets	$2,691,299	$2,672,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $88,972 non-recourse debt of consolidated variable interest entities)	$650,302	$639,488
Line of credit	58,000	99,483
Other liabilities	38,720	43,931
Security deposits	20,582	16,180
Accounts payable and accrued expenses	14,983	19,591
Due to affiliates	4,404	4,239

Total Liabilities	786,991	822,912

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 278,189 and 260,233 shares issued and 263,110 and 247,710 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	2,631	2,477
Capital in excess of par value	2,330,783	2,195,251
Accumulated earnings	80,383	78,126
Accumulated distributions	(500,952)	(421,873)
Accumulated other comprehensive loss	(8,537)	(4,765)

	1,904,308	1,849,216

Total Liabilities and Stockholders’ Equity	$2,691,299	$2,672,128

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Rental income from operating leases	$52,275	$50,539	$106,664	$105,300
Property operating revenues	15,663	4,050	41,417	6,908
Interest income on mortgages and other notes receivable	3,527	3,168	7,050	6,552

Total revenues	71,465	57,757	155,131	118,760

Expenses:
Property operating expenses	16,547	4,032	37,359	6,168
Asset management fees to advisor	6,702	6,181	13,189	12,304
General and administrative	3,680	4,637	6,773	7,319
Ground lease and permit fees	3,386	3,003	6,294	5,719
Acquisition fees and costs	3,126	3,635	5,951	11,109
Other operating expenses	873	2,684	2,045	4,523
Bad debt expense	—	1,221	—	2,159
Loss on lease termination	—	2,247	—	3,955
Depreciation and amortization	32,035	29,347	63,191	57,971

Total expenses	66,349	56,987	134,802	111,227

Operating income	5,116	770	20,329	7,533

Other income (expense):
Interest and other income (expense)	(168)	1,228	142	1,835
Interest expense and loan cost amortization	(12,005)	(8,891)	(23,916)	(18,311)
Equity in earnings of unconsolidated entities	2,525	118	5,702	124

Total other expense	(9,648)	(7,545)	(18,072)	(16,352)

Net income (loss)	$(4,532)	$(6,775)	$2,257	$(8,819)

Earnings (loss) per share of common stock (basic and diluted)	$(0.02)	$(0.03)	$0.01	$(0.04)

Weighted average number of shares of common stock outstanding (basic and diluted)	257,727	232,599	254,048	230,119

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2010 and Year Ended December 31, 2009 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Loss
	Number of Shares	Par Value
Balance at December 31, 2008	226,037	$2,260	$2,005,147	$97,446	$(267,420)	$(15,061)	$1,822,372
Subscriptions received for common stock through public offering and reinvestment plan	29,660	297	293,006	—	—	—	293,303
Redemption of common stock	(7,987)	(80)	(76,161)	—	—	—	(76,241)
Stock issuance and offering costs	—	—	(26,741)	—	—	—	(26,741)
Net loss	—	—	—	(19,320)	—	—	(19,320)	$(19,320)
Distributions, declared and paid ($0.6577 per share)	—	—	—	—	(154,453)	—	(154,453)
Foreign currency translation adjustment	—	—	—	—	—	6,583	6,583	6,583
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	3,713	3,713	3,713

Total comprehensive loss	—	—	—	—	—	—	—	$(9,024)

Balance at December 31, 2009	247,710	$2,477	$2,195,251	$78,126	$(421,873)	$(4,765)	$1,849,216
Subscriptions received for common stock through public offering and reinvestment plan	17,957	180	177,308	—	—	—	177,488
Redemption of common stock	(2,557)	(26)	(25,370)	—	—	—	(25,396)
Stock issuance and offering costs	—	—	(16,406)	—	—	—	(16,406)
Net income	—	—	—	2,257	—	—	2,257	2,257
Distributions, declared and paid ($0.3126 per share)	—	—	—	—	(79,079)	—	(79,079)
Foreign currency translation adjustment	—	—	—	—	—	(184)	(184)	(184)
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(3,588)	(3,588)	(3,588)

Total comprehensive loss	—	—	—	—	—	—	—	$(1,515)

Balance at June 30, 2010	263,110	$2,631	$2,330,783	$80,383	$(500,952)	$(8,537)	$1,904,308

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2010	(as revised) see Note 2 2009
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$54,082	$25,546

Investing activities:
Acquisition of properties	(47,390)	(42,000)
Capital expenditures	(41,546)	(28,790)
Payment of contingent purchase consideration	(12,433)	—
Proceeds from disposal of assets	306	453
Contributions to unconsolidated entities	—	(796)
Issuance of mortgage notes receivable	(5,804)	(1,493)
Payment of additional carrying costs for mortgage notes receivable	—	(3,837)
Acquisition fees on mortgage notes receivable	(161)	—
Collection of mortgage notes receivable	600	12,900
Return of short-term investments	8,201	10,079
Changes in restricted cash	(5,473)	(5,975)

Net cash used in investing activities	(103,700)	(59,459)

Financing activities:
Proceeds from stock offering	131,699	102,433
Redemptions of common stock	(25,396)	(42,289)
Distributions to stockholders, net of reinvestments	(43,703)	(42,661)
Stock issuance costs	(16,139)	(11,265)
Borrowings under line of credit, net of repayments	(41,483)	—
Proceeds from mortgage loans and other notes payable	10,999	2,141
Principal payments on mortgage loans	(14,434)	(6,104)
Principal payments on capital leases	(3,837)	(2,234)
Payment of loan costs and lender deposits	(13,693)	(573)

Net cash used in financing activities	(15,987)	(552)

Effect of exchange rate fluctuations on cash	$(40)	$23

Net decrease in cash	(65,645)	(34,442)
Cash at beginning of period	183,575	209,501

Cash at end of period	$117,930	$175,059

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010

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

As of June 30, 2010, the Company owned a portfolio of 121 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions, Marinas and Additional Lifestyle Properties. Eight of these 121 properties are owned through unconsolidated joint ventures and three are located in Canada. Certain of these properties experience seasonal fluctuations due to geographic location, climate and weather patterns. Although these are the asset classes in which the Company has invested and is most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation. The Company also makes or acquires loans (mortgage, mezzanine and other loans) or other permitted investments.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the six months ended June 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010. Amounts as of December 31, 2009 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Consolidation and Variable Interest Entities – Effective January 1, 2010, the Company adopted additional consolidation guidance recently issued by the Financial Accounting Standards Board (“FASB”) relating to the identification of variable interest entities, the determination of a primary beneficiary in a variable interest entity (“VIE”), disclosures about the involvement with variable interest entities and the overall ongoing analysis to determine whether a variable interest entity should be consolidated. The adoption of this guidance did not have a significant impact on the Company’s unaudited condensed consolidated financial statements. See Note 6, “Variable Interest and Unconsolidated Entities”, for additional disclosures about variable interest entities.

Revenue Recognition – For properties subject to operating leases, rental revenue is recorded on a straight-line basis over the terms of the leases. Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues and other service revenues. Such revenues, excluding membership dues, are recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. For mortgages and other notes receivable, interest income is recognized on an accrual basis when earned, except for loans placed on non-accrual status, for which interest income is recognized when received. Any deferred portion of contractual interest is recognized on a straight-line basis over the term of the corresponding note. Loan origination fees charged and acquisition fees incurred in connection with the making of loans are recognized as interest income, and a reduction in interest income, respectively over the term of the notes.

Use of Estimates – Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

statements in conformity with GAAP. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and the analysis of real estate, equity method investment and loan impairments. Actual results could differ from those estimates.

Revision to Previously Issued Financial Statements – In connection with the preparation of its financial statements for the quarter ended March 31, 2010, the Company determined that the Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2009 and the six months ended June 30, 2009 contained an error in the presentation of proceeds from the sale of short-term investments. Accordingly, the Company has revised the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009, as reported herein (in thousands):

Six Months Ended June 30, 2009
Cash flows provided by operating activities, as reported	$35,625
Cash flows provided by operating activities, as revised	$25,546
Cash flows used in investing activities, as reported	$69,538
Cash flows used in investing activities, as revised	$59,459

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

3.	Acquisitions:

During the six months ended June 30, 2010, the Company acquired the following real estate investment properties (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price

Anacapa Isle Marina—	California	3/12/2010	$9,829

One marina (leasehold interest)

Ballena Isle Marina—	California	3/12/2010	8,179

One marina (leasehold and fee interests)

Cabrillo Isle Marina—	California	3/12/2010	20,575

One marina (leasehold interest)

Ventura Isle Marina—	California	3/12/2010	16,417

One marina (leasehold interest)

Bohemia Vista Yacht Basin—	Maryland	5/20/2010	4,970

One marina (fee interest)

Hack’s Point Marina—	Maryland	5/20/2010	2,030

One marina (fee interest)

		Total	$62,000

The marina properties above are subject to long-term triple-net leases with renewal options. In connection with the transactions, the Company paid approximately $48.0 million in cash, excluding transaction costs, and assumed three existing loans collateralized by three properties, Anacapa Isle Marina, Cabrillo Isle Marina and Ventura Isle Marina, with an aggregate outstanding principal balance of approximately $14.0 million, which were recorded at their estimated fair values of approximately $13.6 million.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

3.	Acquisitions (Continued):

The following summarizes the allocation of the purchase price for the above properties, and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Total Purchase Price Allocation
Land and land improvements	$6,091
Leasehold interests and improvements	45,048
Buildings	8,531
Equipment	1,433
Intangibles	503
Below market loan premium	394
Mortgage notes payable	(13,589)

Net assets acquired	$48,411

The revenue and net operating results attributable to the properties included in the Company’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2010 were approximately $2.5 million and $0.3 million, respectively.

The following presents unaudited pro forma results of operations of the Company as if the properties above were acquired as of January 1, 2009 and owned during the quarter and six months ended June 30, 2010 and 2009 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$71,568	$59,821	$156,982	$122,848
Expenses	(66,386)	(58,564)	(136,218)	(114,363)
Other expense	(9,648)	(7,780)	(18,273)	(16,816)

Net income (loss)	$(4,466)	$(6,523)	$2,491	$(8,331)

Earnings (loss) per share of common stock (basic and diluted)	$(0.02)	$(0.03)	$0.01	$(0.04)

Weighted average number of shares of common stock outstanding (basic and diluted)	257,727	232,599	254,048	230,119

In connection with the marinas acquisition on March 12, 2010, the Company agreed to pay additional purchase consideration up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, the Company determined, based on its estimates and the likelihood of the properties achieving such thresholds, that the fair value of the liability was zero as of the acquisition date and June 30, 2010.

4.	Real Estate Investment Properties, net:

As of June 30, 2010 and December 31, 2009, real estate investment properties under operating leases consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Land and land improvements	$1,012,596	$999,355
Leasehold interests and improvements	280,836	235,914
Buildings	645,962	617,100
Equipment	469,786	435,578
Construction in progress	—	20,021
Less: accumulated depreciation and amortization	(348,207)	(286,780)

	$2,060,973	$2,021,188

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

4.	Real Estate Investment Properties, net (Continued):

For the six months ended June 30, 2010 and 2009, depreciation and amortization expense was approximately $62.4 million and $57.2 million, respectively.

5.	Intangibles, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2010 and December 31, 2009 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of June 30, 2010
In place leases	$23,495	$3,718	$19,777
Trade name	10,798	948	9,850
Trade name	1,531	—	1,531
Below market lease	629	25	604

	$36,453	$4,691	$31,762

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of December 31, 2009
In place leases	$23,093	$3,094	$19,999
Trade name	10,798	814	9,984
Trade name	1,429	—	1,429
Below market lease	629	9	620

	$35,949	$3,917	$32,032

Amortization expense was approximately $0.8 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.

6.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs

Upon adoption of the new guidance for Consolidation and Variable Interest Entities, the Company performed an analysis and determined that certain of its wholly owned subsidiaries designed as single property entities to own and lease its respective properties to single tenant operators are VIEs due to potential future buy-out options held by the respective tenants, which are not currently exercisable. Two other properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined that it is the primary beneficiary and holds a controlling financial interest in these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the most significant losses and its right to receive significant benefits from these entities. As such, the transactions and accounts of these VIEs are included in the accompanying unaudited condensed consolidated financial statements. The adoption of the new guidance and the identification of these entities as VIEs did not have an impact on the Company’s financial statements, as the subsidiaries have historically been consolidated and continue to be consolidated under the new guidance.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

Assets
Real estate investment properties, net	$236,278
Other assets	$24,766

Liabilities
Mortgages and other notes payable	$88,972
Other liabilities	$16,339

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $155.7 million as of June 30, 2010. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities

The Company has investments in two unconsolidated joint ventures that are accounted for under the equity method of accounting. The adoption of the new consolidation guidance did not impact the Company’s financial statements or reporting of these entities. The Company determined that the DMC Partnership is not a VIE, and that the Company lacks control over major decisions due to the shared voting rights of its partner. The Company determined that the Intrawest Venture is a VIE, however, while several significant decisions are shared between the venture partners, the Company does not direct the activities that most significantly impact the venture’s performance. The Company’s maximum exposure to loss as a result of its involvement with this VIE is primarily limited to the carrying amount of its net investment in the venture of approximately $31.4 million as of June 30, 2010. The following tables present financial information for the Company’s unconsolidated entities for the quarter and six months ended June 30, 2010 and 2009 and as of June 30, 2010 and December 31, 2009 (in thousands):

Summarized Operating Data

	Quarter Ended June 30, 2010
	DMC Partnership	Intrawest Venture	Total

Revenue	$6,869	$3,976	$10,845
Property operating expenses	(152)	(2,064)	(2,216)
Depreciation & amortization expenses	(2,143)	(994)	(3,137)
Interest expense	(2,175)	(1,381)	(3,556)
Interest and other income (expense)	10	(41)	(31)

Net income (loss)	$2,409	$(504)	$1,905

Loss allocable to other venture partners	$(399)	$(401)	$(800)

Income (loss) allocable to the Company	$2,808	$(103)	$2,705
Amortization of capitalized costs	(121)	(59)	(180)

Equity in earnings (loss) of unconsolidated entities	$2,687	$(162)	$2,525

Distributions declared to the Company	$2,413	$450	$2,863

Distributions received by the Company	$2,777	$450	$3,227

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

Summarized Operating Data

	Quarter Ended June 30, 2009
	Wolf Partnership (1)	DMC Partnership	Intrawest Venture	Total
Revenue	$7,041	$6,649	$3,582	$17,272
Property operating expenses	(6,764)	(174)	(2,046)	(8,984)
Depreciation & amortization expenses	(1,843)	(2,147)	(961)	(4,951)
Interest expense	(982)	(2,223)	(1,259)	(4,464)
Interest and other income (expense)	(4)	11	45	52

Net income (loss)	$(2,552)	$2,116	$(639)	$(1,075)

Loss allocable to other venture partners	$(762)	$(372)	$(298)	$(1,432)

Income (loss) allocable to the Company	$(1,790)	$2,488	$(341)	$357
Amortization of capitalized costs	(56)	(124)	(59)	(239)

Equity in earnings (loss) of unconsolidated entities	$(1,846)	$2,364	$(400)	$118

Distributions declared to the Company	$—	$2,229	$450	$2,679

Distributions received by the Company	$—	$2,718	$450	$3,168

Summarized Operating Data

		Six Months Ended June 30, 2010
		DMC Partnership	Intrawest Venture	Total
Revenue		$13,738	$8,027	$21,765
Property operating expenses		(282)	(3,561)	(3,843)
Depreciation & amortization expenses		(4,314)	(1,987)	(6,301)
Interest expense		(4,340)	(2,748)	(7,088)
Interest and other income		17	25	42

Net income (loss)		$4,819	$(244)	$4,575

Loss allocable to other venture partners		$(766)	$(722)	$(1,488)

Income allocable to the Company		$5,585	$478	$6,063
Amortization of capitalized costs		(244)	(117)	(361)

Equity in earnings of unconsolidated entities		$5,341	$361	$5,702

Distributions declared to the Company		$5,190	$450	$5,640

Distributions received by the Company		$5,616	$450	$6,066

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

Summarized Operating Data

	Six Months Ended June 30, 2009
	Wolf Partnership (1)	DMC Partnership	Intrawest Venture	Total

Revenue	$14,650	$15,469	$7,188	$37,307
Property operating expenses	(14,171)	(320)	(3,758)	(18,249)
Depreciation & amortization expenses	(3,689)	(4,314)	(1,903)	(9,906)
Interest expense	(1,966)	(4,434)	(2,702)	(9,102)
Interest and other income (expense)	(4)	15	80	91

Net income (loss)	$(5,180)	$6,416	$(1,095)	$141

Income (loss) allocable to other venture partners	$(1,559)	$1,469	$(371)	$(461)

Income (loss) allocable to the Company	$(3,621)	$4,947	$(724)	$602
Amortization of capitalized costs	(113)	(248)	(117)	(478)

Equity in earnings (loss) of unconsolidated entities	$(3,734)	$4,699	$(841)	$124

Distributions declared to the Company	$—	$4,947	$809	$5,756

Distributions received by the Company	$—	$4,962	$954	$5,916

FOOTNOTE:

(1)	The Company acquired a controlling interest in this venture as a result of its purchase of Great Wolf’s 30.3% interest on August 6, 2009. As a result, operating data related to this entity is now consolidated in the Company’s unaudited condensed consolidated statements of operations for the quarter and six months ended June 30, 2010.

Summarized Balance Sheet Data

	As of June 30, 2010
	DMC Partnership (1)	Intrawest Venture (1)	Total (1)

Real estate assets, net	$248,517	$95,353	$343,870
Intangible assets, net	6,446	1,405	7,851
Other assets	7,041	13,006	20,047
Mortgages and other notes payable	143,666	76,456	220,122
Other liabilities	3,774	13,781	17,555
Partners’ capital	114,564	19,527	134,091
Company’s ownership percentage	81.9%	80.0%

Summarized Balance Sheet Data

	As of December 31, 2009
	DMC Partnership (1)	Intrawest Venture (1)	Total (1)

Real estate assets, net	$251,791	$97,082	$348,873
Intangible assets, net	6,571	1,506	8,077
Other assets	6,673	11,463	18,136
Mortgages and other notes payable	145,293	77,165	222,458
Other liabilities	4,808	13,036	17,844
Partners’ capital	114,934	19,850	134,784
Company’s ownership percentage	81.9%	80.0%

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

FOOTNOTE:

(1)	As of June 30, 2010 and December 31, 2009, the Company’s share of partners’ capital was approximately $132.9 million and $132.4 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $9.4 million and $10.1 million, respectively.

7.	Mortgages and Other Notes Receivable, net:

As of June 30, 2010 and December 31, 2009, mortgages and other notes receivable consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Principal	$145,433	$140,228
Accrued interest	3,595	2,628
Acquisition fees, net	2,101	2,956
Loan origination fees, net	(81)	(172)

Total carrying amount	$151,048	$145,640

On June 15, 2010, an affiliate of Jiminy Peak Mountain Resort, LLC, an existing tenant, acquired Cranmore Mountain Resort and assumed one loan that the Company originally made to Booth Creek Resort Property, LLC. The loan is collateralized by a portion of the property and had an outstanding principal balance of approximately $8.8 million. In connection with the transaction, the loan was amended with the following terms: annual interest rate of 6.0% with periodic increases to 11.0% over the life of the loan until maturity on September 30, 2017 with monthly interest-only payments. Simultaneously, the Company committed to provide a $7.0 million construction loan to fund a significant expansion of the property with the following terms: annual interest rate of 9.0% with periodic increases to 11.0% over the life of the loan until maturity on September 30, 2017 with monthly interest-only payments. The Company obtained a call option, and the new borrower retained a put option to allow or cause the Company, to purchase the Cranmore Mountain Resort, if certain criteria are met in years 2015 through 2017. The Company’s obligation to the put option would be limited to the outstanding loan balance. As of June 30, 2010, approximately $1.0 million was drawn on the construction loan for improvements at the resort.

On March 30, 2010, Marinas International, Inc., an existing borrower, entered into a new construction loan for approximately $3.1 million which is collateralized by one marina property. Approximately $1.8 million was drawn as of June 30, 2010. The loan bears an annual interest rate of 9.0% with monthly interest-only payments until January 1, 2011, at which time, monthly payments of principal and interest in the amount of $25,216 with unpaid principal and interest due at maturity on December 22, 2021. In addition, Marinas International is required to pay an exit fee at maturity equal to the aggregate of monthly interest payments that would have been payable if the annual interest rate had been 10.25% instead of 9.0%.

On February 10, 2010, PARC Investors, LLC and PARC Operations, LLC collectively (“PARC”) borrowed $3.0 million which is collateralized by membership interests. The loan requires monthly interest-only payments at a fixed rate of 9.0% with principal due at maturity on September 1, 2010.

The estimated fair market value of mortgages and other notes receivable was approximately $139.3 million and $137.6 million as of June 30, 2010 and December 31, 2009, respectively. The Company estimated the fair market value of mortgages and other notes receivable using discounted cash flows for each individual instrument based on market interest rates as of June 30, 2010 and December 31, 2009, respectively. The Company determined market rates based on rates it has negotiated for similar loans and through discussions regarding market conditions with various third-party lenders.

The Company has two outstanding loans to VIEs totaling approximately $13.4 million, which represents the Company’s maximum exposure to loss related to these investments. The Company determined it is not the primary beneficiary of the VIEs because it does not have the ability to direct the activities that most significantly impact the economic performance of the entities.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

8.	Public Offerings and Stockholders’ Equity:

On April 9, 2008, the Company commenced its third common stock offering for the sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share), including up to $285.0 million in shares of common stock (30.0 million shares of common stock at $9.50 per share) available for sale under the terms of the Company’s reinvestment plan. In March 2010, the Company elected to extend this current stock offering for a period of one year through April 9, 2011. On June 28, 2010, the Company’s board of directors determined that at this time the Company does not expect to commence another public offering of its shares following the termination of its current public offering on April 9, 2011. However, the Company intends to continue offering shares through its reinvestment plan.

As of June 30, 2010, the Company had cumulatively raised approximately $2.8 billion (278.1 million shares) in subscription proceeds through its three public offerings, including approximately $232.4 million (24.5 million shares) received through the reinvestment plan. The Company has and will continue to incur costs in connection with the offering and issuance of shares, including filing, legal, accounting, printing, marketing support and escrow fees, selling commissions and due diligence expense reimbursements, all of which are deducted from the gross proceeds of the offering. As of June 30, 2010, the total cumulative offering and stock issuance costs incurred were approximately $289.8 million.

9.	Indebtedness:

As of June 30, 2010 and December 31, 2009, the Company had the following indebtedness (in thousands):

	June 30, 2010	December 31, 2009
Mortgages payable
Fixed rate debt	$424,913	$416,527
Variable rate debt (1)	156,489	145,861
Sellers financing
Fixed rate debt	68,900	77,100

Total mortgages and other notes payable	650,302	639,488

Line of credit	58,000	99,483

Total indebtedness	$708,302	$738,971

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $102.7 million and $103.0 million as of June 30, 2010 and December 31, 2009, respectively, that has been swapped to fixed rates.

On June 18, 2010, the Company repaid one of its seller financing arrangements totaling $8.0 million, including interest.

On March 30, 2010, the Company obtained a syndicated revolving line of credit (the “2013 Revolver”) with $85.0 million in total borrowing capacity of which $58.0 million was drawn as of June 30, 2010. The 2013 Revolver bears interest at LIBOR plus 4.75%, is collateralized by a pool of the Company’s lifestyle properties, matures on March 30, 2013 and requires the Company to maintain customary financial covenants such as minimum debt service, fixed charge and interest coverage ratios and maximum leverage ratio. As of June 30, 2010, the Company was in compliance with these covenants. In connection with obtaining the 2013 Revolver, the Company recorded approximately $2.9 million in loan costs, repaid its previous line of credit with an outstanding balance of approximately $96.6 million and wrote-off approximately $0.4 million in remaining unamortized loan costs from its previous line of credit.

On March 19, 2010, the Company amended its previously unsecured seller financing arrangement with an outstanding principal balance of approximately $16.9 million as of June 30, 2010, by depositing collateral of $10.0 million in exchange for an extension of the maturity date from April 1, 2017 to April 1, 2019.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

9.	Indebtedness (Continued):

On March 12, 2010, in connection with the acquisition of four marina properties, the Company assumed three existing loans that are collateralized by three of the properties with an aggregate outstanding principal balance of approximately $14.0 million, which were recorded at their estimated fair values totaling approximately $13.6 million. The loans bear interest at fixed rates between 6.29% and 6.50%, require monthly payments of principal and interest and mature between November 1, 2016 and December 1, 2016.

On July 6, 2009, the Company obtained a $20.0 million construction loan for the renovation of the Coco Key Waterpark Resort in Orlando, Florida of which approximately $17.4 million and $6.4 million was drawn as of June 30, 2010 and December 31, 2009, respectively.

The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of June 30, 2010 and December 31, 2009 because of the relatively short maturities of the obligations. The Company estimates that the fair value of its fixed rate debt was approximately $467.9 million and $465.0 million and the fair value of its variable rate debt was approximately $208.9 million and $235.6 million as of June 30, 2010 and December 31, 2009, respectively, based upon the current rates and spreads it would expect to obtain for similar borrowings.

10.	Derivative Instruments and Hedging Activities:

The Company has four interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2010 and December 31, 2009, which are included in other liabilities in the accompanying unaudited condensed consolidated balance sheets (in thousands).

						Fair Value as of
Notional Amount		Strike		Trade Date	Maturity Date	June 30, 2010	December 31, 2009
$57,300		4.285	%(1)	1/2/2008	1/2/2015	$5,902	$3,802
16,700		4.305	%(1)	1/2/2008	1/2/2015	1,734	1,123
9,824		6.890%		9/28/2009	9/1/2019	660	46
18,845	(2)	6.430	%(2)	12/1/2009	12/1/2014	284	15

FOOTNOTES:

(1)	The strike rate does not include the credit spread on each of the notional amounts. The credit spread is 1.715% on the $57.3 million swap, totaling a blended fixed rate of 6.0% and 1.5% on the $16.7 million swap, totaling a blended fixed rate of 5.805%.
(2)	The Company swapped the interest rate on its $20.0 million loan, denominated in Canadian dollars, to a fixed interest rate of 6.43%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 1.048 Canadian dollars for $1.00 U.S. dollar on June 30, 2010.

During the six months ended June 30, 2010, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss).

11.	Fair Value Measurements:

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments was approximately $8.6 million and $5.0 million as of June 30, 2010 and December 31, 2009, respectively, and is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

In connection with certain property acquisitions, the Company has agreed to pay additional purchase consideration contingent upon the property achieving certain financial performance goals over a specified period. Upon acquisition, the

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

11.	Fair Value Measurements (Continued):

Company estimates the fair value of the expected additional purchase consideration to be paid, which is classified as Level 3 in the fair value hierarchy. Such amounts are recorded and included in other liabilities in the accompanying unaudited condensed consolidated balances sheets and the total was approximately $2.1 million and $14.4 million as of June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010, the Company paid approximately $12.4 million in additional purchase consideration, thereby satisfying a portion of the estimated liability. Changes in estimates or the periodic accretion of the estimated payments are recognized as a period cost in the accompanying unaudited condensed consolidated statements of operations.

The following tables show the fair value of the Company’s financial liability (in thousands):

	Fair Value Measurements as of June 30, 2010
	Balance at June 30, 2010	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments	$8,580	$—	$8,580	$—
Contingent purchase consideration	$2,065	$—	$—	$2,065

	Fair Value Measurements as of December 31, 2009
	Balance at December 31, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments	$4,986	$—	$4,986	$—
Contingent purchase consideration	$14,402	$—	$—	$14,402

The following information details the changes in the fair value measurements using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 (in thousands):

Beginning balance	$14,402
Payment of additional purchase consideration	(12,433)
Accretion of discounts	96

Ending balance	$2,065

12.	Related Party Arrangements:

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

For the quarter and six months ended June 30, 2010 and 2009, the Company incurred the following fees to related parties in connection with the sale of its common stock (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Selling commissions	$5,714	$4,007	$9,876	$7,137
Marketing support fee & due diligence expense reimbursements	2,455	1,719	4,242	3,061

Total	$8,169	$5,726	$14,118	$10,198

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

12.	Related Party Arrangements (Continued):

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

For the quarter and six months ended June 30, 2010 and 2009, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Acquisition fees: (1)
Acquisition fees from offering proceeds	$2,781	$1,721	$4,567	$2,905
Acquisition fees from debt proceeds	—	432	419	432

Total	2,781	2,153	4,986	3,337

Asset management fees: (2)	6,702	6,181	13,189	12,304

Reimbursable expenses: (3)
Offering costs	815	686	1,620	1,339
Acquisition costs	29	36	67	88
Operating expenses	2,098	2,764	3,826	4,470

Total	2,942	3,486	5,513	5,897

Total fees earned and reimbursable expenses	$12,425	$11,820	$23,688	$21,538

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.
(2)	Asset management fees are equal to 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage note receivable as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended June 30, 2010, operating expenses did not exceed the Expense Cap.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

12.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	June 30, 2010	December 31, 2009
Due to the Advisor and its affiliates:
Offering expenses	$478	$256
Asset management fees	2,239	2,212
Operating expenses	857	1,305
Acquisition fees and expenses	438	119

Total	$4,012	$3,892

Due to Managing Dealer:
Selling commissions	$274	$243
Marketing support fees and due diligence expense reimbursements	118	104

Total	$392	$347

Total due to affiliates	$4,404	$4,239

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $8.1 million and $26.1 million as of June 30, 2010 and December 31, 2009, respectively.

13.	Redemption of Shares:

In March 2010, the Company amended its redemption plan to clarify the board of directors’ discretion in establishing the amount of redemptions that will be processed each quarter and allow certain priority groups of stockholders with requests made pursuant to circumstances such as death, qualifying disability, bankruptcy or unforeseeable emergency to have their redemption requests processed ahead of the general stockholder population. The board of directors has determined to limit redemptions to no more than $7.5 million per quarter at this time.

The following details the Company’s redemption activity for the six months ended June 30, 2010 (in thousands except per share data).

2010 Quarters	First	Second	Year
Requests in queue	1,324	1,387	1,324
Redemptions requested	1,981	1,746	3,727
Shares redeemed:
Prior period requests	(1,200)	(538)	(1,738)
Current period requests	(594)	(225)	(819)
Adjustments	(124)	(107)	(231)

Pending redemption requests (1)	1,387	2,263	2,263

Average price paid per share	$9.73	$9.83	$9.76

FOOTNOTE:

(1)	Requests that are not fulfilled in whole in a particular quarter will be redeemed on a pro rata basis pursuant to the Redemption Plan.

The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in the Company’s offerings.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

14.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income. The Company intends to make regular distributions, and its board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. During the six months ended June 30, 2010, the Company declared and paid distributions of approximately $79.1 million ($0.3126 per share).

For the six months ended June 30, 2010 and 2009, approximately 20.3% and 13.9% of the distributions paid to the stockholders were considered ordinary income and approximately 79.7% and 86.1% were considered a return of capital for federal income tax purposes, respectively. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

15.	Commitments & Contingencies:

The Company has commitments under ground leases, concession holds and land permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $3.4 million and $6.3 million for the quarter and six months ended June 30, 2010 and $3.0 million and $5.7 million for the quarter and six months ended June 30, 2009, respectively, and have been reflected as ground lease, concession holds and land permit fees with a corresponding increase in rental income from operating leases in the accompanying unaudited condensed consolidated statements of operations.

In connection with the transactions relating to Jiminy Peak Mountain Resort, LLC and Marinas International Inc., discussed in Note 7 above, the Company is committed to fund, in aggregate, approximately $10.1 million in construction loans of which approximately $2.8 million was drawn as of June 30, 2010.

In connection with the acquisition of Wet’n’Wild Hawaii, the Company agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years, of which approximately $12.4 million was paid during the six months ended June 30, 2010. The remaining estimated fair value of the Company’s anticipated payments is approximately $2.1 million, and is included as a liability in the unaudited condensed consolidated balance sheets. See Note 11, “Fair Value Measurements” for additional information.

In connection with the marinas acquisition on March 12, 2010 discussed in Note 3 above, the Company agreed to pay additional purchase consideration up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, the Company determined, based on its estimates and the likelihood of the properties achieving such thresholds, that the fair value of the liability was zero as of June 30, 2010.

From time to time, the Company is exposed to litigation arising in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

16.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on July 1, 2010 and August 1, 2010. These distributions are to be paid by September 30, 2010.

On July 26, 2010, PARC exercised its right to extend the maturity date of its existing loan with an outstanding principal balance of $3.0 million from September 1, 2010 to September 1, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2010 and December 31, 2009 and for the quarter and six months ended June 30, 2010 and 2009. Amounts as of December 31, 2009 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2009.

All capitalized terms used herein but not defined shall have the meanings ascribed to them in the “Definitions” section of our prospectus.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: continued or worsening economic environment, the lack of available debt for us and our tenants, declining value of real estate, conditions affecting the CNL brand name, increased direct competition, changes in government regulations or accounting rules, changes in local and national real estate conditions, our ability to obtain additional lines of credit or long-term financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our tenants’ inability to increase revenues and manage rising costs, our ability to identify suitable investments, our ability to close on identified investments, our ability to locate suitable tenants and operators for our properties and borrowers for our loans, tenant or borrower defaults under their respective leases or loans, tenant or borrower bankruptcies and inaccuracies of our accounting estimates. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of August 6, 2010, we had a portfolio of 121 lifestyle properties which when aggregated by initial purchase price is diversified as follows: approximately 27.7% in ski and mountain lifestyle, 24.6% in golf facilities, 17.5% in attractions, 7.8% in marinas and 22.4% in additional lifestyle properties. These assets consist of 22 ski and mountain lifestyle properties, 53 golf facilities, 21 attractions, 17 marinas and eight additional lifestyle properties. Eight of these 121 properties are owned through unconsolidated ventures. As of June 30, 2010, 107 of our 121 properties (including those owned by the DMC Partnership) were subject to long-term triple-net leases to single tenant operators (fully occupied) with a weighted-average lease rate of 9.1% and average lease expiration of 18 years. This rate is based on the weighted-average annualized straight-lined base rent due under our leases.

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

Economic and Market Trends

Although the U.S economy began showing some signs of improvement in late 2009 and early 2010, there is concern that there may be a second wave of the recession or a continuation of minimal growth over the next 12 to 24 months. We continue to monitor the economic environment, capital markets and the financial stability of our tenants in an effort to minimize the impact of the economic downturn on the company.

During the first six months of 2010, we experienced an increase in sales of our common stock and a decrease in redemption requests as compared to the same period in 2009. For the six months ended June 30, 2010, our average monthly sales of common stock were approximately $29.6 million as compared to approximately $23.2 million for the six months ended June 30, 2009 and redemption requests were approximately 3.7 million shares and 5.7 million shares for the six months ended June 30, 2010 and 2009, respectively. If this trend continues, the increase in sales of our common stock and decrease in redemption requests should increase the amount of capital that we have available to take advantage of acquisition opportunities.

We continued to see a slight increase in potential financing opportunities. However, the availability of debt continues to be limited with an increase in the cost of borrowing over historical rates, which we expect to continue. Our portfolio was approximately 26% leveraged at June 30, 2010, with approximately 84% of our debt in the form of long-term, fixed-rate mortgage loans (some of which are effectively fixed through the use of interest rate swaps).

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

Industry and Portfolio Trends

The majority of our real estate portfolio is operated by third-party tenant operators under long-term triple-net leases for which we report rental income and are not directly exposed to the variability of property-level operating revenues and expenses. However, the financial and operational performance of our tenants and the general conditions of the industries within which they operate provide indicators about the tenants’ health and their ability to pay our rent. During the six months ended June 30, 2010, our tenants reported to us an average increase in revenue of 0.3% and an average increase in property level net operating income of approximately 5.9% as compared to the same period in the prior year primarily due to effective cost control.

The overall improvement in tenant operating performance for the six months ended June 30, 2010 is primarily attributable to a strong ski season which was completed early in the second quarter. According to the Kottke 2009/2010 National End of Season Survey and the National Ski Area Association (NSAA), the U.S. ski industry tallied 59.7 million ski and snowboard visits for the 2009/2010 ski season, representing the second highest total on record, reflecting an increase of 4.2% over the 2008/09 season and just 1.2% below the all-time record set during the 2007/2008 season when skier visits tallied 60.5 million. Conversely, according to June 2010’s Golf Datatech, national golf rounds through June 2010 were down 2.7% year-over-year. Our tenants have generally attempted to limit the impact of the decline in rounds and revenues through effective cost control, which has helped improve property level net operating income.

Despite these improvements, a number of our tenants have lingering working capital deficiencies from 2009 or have continued to experience difficult operating conditions with a limited ability to obtain working capital from lenders and capital partners. In addition to lease restructures granted in 2009, we provided additional lease modifications resulting in: (i) a temporary rent deferral of $1.3 million in the first quarter of 2010 to be paid over the remainder of 2010, (ii) a reduction in annualized straight-line rents of $1.1 million and (iii) the release of security deposits totaling $0.9 million. Although we have granted only limited lease modification in the first six months of 2010, there can be no assurances that tenant defaults or additional lease restructures will not occur. If the economy worsens or does not continue to improve, tenants may experience declining revenues and operating income and could have cash flows shortages. We continue to have concentrations of credit risk with our PARC, EAGLE and Boyne tenants, which each accounted for 10 percent or more of our total revenues in 2009. Failure of any of these tenants to pay contractual lease payments could significantly impact our results of operations and cash flow from operations.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the next 12 months will be for property acquisitions, loans and other permitted investments and for the payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans will be generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by the rental income and net security deposits received from leased properties, interest payments on the loans we make, interest earned on our cash balances and by distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could result in the need to borrow more to maintain the same level of distributions or decrease the level of distributions. In addition, we have a revolving line of credit with a total borrowing capacity of $85.0 million, of which $58.0 million was drawn as of June 30, 2010.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of June 30, 2010, we had received approximately $2.8 billion (278.1 million shares) in total offering proceeds from all three offerings. During the period from July 1, 2010 through August 6, 2010, we received additional subscription proceeds of approximately $31.6 million (3.2 million shares).

As of March 31, 2010, we elected to extend our current common stock offering for a period of one year through April 9, 2011. On June 28, 2010, our board of directors determined at this time that we do not expect to commence another public offering of our shares following the termination of our current public offering on April 9, 2011. However, we intend to continue offering shares through our reinvestment plan. In making this decision, the board of directors considered a number of factors, including the company’s size and diversification of our portfolio and our relatively low leverage and strong cash position, as well as the current stage of our lifecycle. We expect the sales of our common stock to increase as a result of this determination which will provide acquisition opportunities and increase our assets under management in the future.

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

As of June 30, 2010, our indebtedness consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Mortgages payable
Fixed rate debt	$424,913	$416,527
Variable rate debt (1)	156,489	145,861
Sellers financing
Fixed rate debt	68,900	77,100

Total mortgages and other notes payable	650,302	639,488

Line of credit	58,000	99,483

Total indebtedness	$708,302	$738,971

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $102.7 million and $103.0 million as of June 30, 2010 and December 31, 2009, respectively, that has been swapped to fixed rates.

On June 18, 2010, we repaid one of our seller financing arrangements totaling $8.0 million, including interest.

On March 30, 2010, we obtained a syndicated revolving line of credit (the “2013 Revolver”) with $85.0 million in total borrowing capacity of which $58.0 million was drawn as of June 30, 2010. The 2013 Revolver bears interest at LIBOR plus 4.75%, is collateralized by a pool of our lifestyle properties, matures on March 30, 2013 and requires us to maintain customary financial covenants such as minimum debt service, fixed charge and interest coverage ratios and maximum leverage ratio. As of June 30, 2010, we were in compliance with these covenants. In connection with obtaining the 2013 Revolver, we recorded approximately $2.9 million in loan costs, repaid our previous line of credit with an outstanding balance of approximately $96.6 million and wrote-off approximately $0.4 million in remaining unamortized loan costs from our previous line of credit.

On March 19, 2010, we amended our previously unsecured seller financing arrangement with an outstanding principal balance of approximately $16.9 million as of June 30, 2010, by depositing collateral of $10.0 million in exchange for an extension of the maturity date from April 1, 2017 to April 1, 2019.

On March 12, 2010, in connection with the acquisition of four marina properties, we assumed three existing loans that are collateralized by three of the properties with an aggregate outstanding principal balance of approximately $14.0 million, which were recorded at their estimated fair values totaling approximately $13.6 million. The loans bear interest at fixed rates between 6.29% and 6.50%, require monthly payments of principal and interest and mature between November 1, 2016 and December 1, 2016.

On July 6, 2009, we obtained a $20.0 million construction loan for the renovation of the Coco Key Waterpark Resort in Orlando, Florida of which approximately $17.4 million and $6.4 million was drawn as of June 30, 2010 and December 31, 2009, respectively.

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $54.1 million and $25.5 million for the six months ended June 30, 2010 and 2009, respectively, which consisted primarily of rental income, cash receipts and disbursements for properties operated under management contracts, interest collected on mortgages and other notes receivable, distributions from our unconsolidated entities, security deposits from tenants and interest earned on cash balances offset by payments made for general operating expenses including property operating expenses and asset management fees to our Advisor. The increase in operating cash flows is principally attributable to: (i) fewer rent deferrals in 2010 resulting in an increase in base rent payments received from tenants in 2010 as compared to 2009, (ii) no lease terminations as compared to two leases terminated in 2009, (iii) receipts of security deposits from newly acquired properties and the replenishment of the refunded security deposits as a result of certain lease restructures in 2009 and (iv) reduction in acquisition fees and costs, offset, in part, by an increase in interest expense paid as a result of increase in our mortgages and other notes payable. Our cash flows from operations continue to be negatively impacted in the short term by current economic trends and as a result of lease modifications and rent deferrals we have granted to our tenants.

Distributions from Unconsolidated Entities

The following table summarizes the distributions declared to us from our unconsolidated entities (in thousands):

Period	DMC Partnership	Intrawest Venture	Total
Quarter ended June 30, 2010	$2,413	$450	$2,863
Quarter ended June 30, 2009	2,229	450	2,679

Increase (decrease)	$184	$—	$184

Period	DMC Partnership	Intrawest Venture	Total
Six months ended June 30, 2010	$5,190	$450	$5,640
Six months ended June 30, 2009	4,947	809	5,756

Increase (decrease)	$243	$(359)	$(116)

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

Acquisitions

During the six months ended June 30, 2010, we acquired the following real estate investment properties (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price

Anacapa Isle Marina—	California	3/12/2010	$9,829

One marina (leasehold interest)

Ballena Isle Marina—	California	3/12/2010	8,179

One marina (leasehold and fee interests)

Cabrillo Isle Marina—	California	3/12/2010	20,575

One marina (leasehold interest)

Ventura Isle Marina—	California	3/12/2010	16,417

One marina (leasehold interest)

Bohemia Vista Yacht Basin—	Maryland	5/20/2010	4,970

One marina (fee interest)

Hack’s Point Marina—	Maryland	5/20/2010	2,030

One marina (fee interest)

		Total	$62,000

The marina properties above are subject to long-term triple-net leases with renewal options. In connection with the transactions, we paid approximately $48.0 million in cash, excluding transaction costs, and assumed three existing loans collateralized by three properties, Anacapa Isle Marina, Cabrillo Isle Marina and Ventura Isle Marina, with an aggregate outstanding principal balance of approximately $14.0 million, which were recorded at their estimated fair values of approximately $13.6 million.

Mortgages and Other Notes Receivable, net

As of June 30, 2010 and December 31, 2009, mortgages and other notes receivable consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Principal	$145,433	$140,228
Accrued interest	3,595	2,628
Acquisition fees, net	2,101	2,956
Loan origination fees, net	(81)	(172)

Total carrying amount	$151,048	$145,640

On June 15, 2010, an affiliate of Jiminy Peak Mountain Resort, LLC, an existing tenant, acquired Cranmore Mountain Resort and assumed one loan that we originally made to Booth Creek Resort Property, LLC. The loan is collateralized by a portion of the property and had an outstanding principal balance of approximately $8.8 million. In connection with the transaction, the loan was amended with the following terms: annual interest rate of 6.0% with periodic increases to 11.0% over the life of the loan until maturity on September 30, 2017 with monthly interest-only payments. Simultaneously, we committed to provide a $7.0 million construction loan to fund a significant expansion of the property with the following terms: annual interest rate of 9.0% with periodic increases to 11.0% over the life of the loan until maturity on September 30, 2017 with monthly interest-only payments. We obtained a call option, and the new borrower retained a put option, to allow or cause us, to purchase the Cranmore Mountain Resort, if certain criteria are met in years 2015 through 2017. Our obligation to the put option would be limited to the outstanding loan balance. As of June 30, 2010, approximately $1.0 million was drawn on the construction loan for improvements at the resort.

On March 30, 2010, Marinas International, Inc., an existing borrower, entered into a new construction loan for approximately $3.1 million which is collateralized by one marina property. Approximately $1.8 million was drawn as of June 30, 2010. The loan bears an annual interest rate of 9.0% with monthly interest-only payments until January 1, 2011, at which time, monthly payments of principal and interest in the amount of $25,216 with unpaid principal and interest due at maturity on December 22, 2021. In addition, Marinas International is required to pay an exit fee at maturity equal to the aggregate of monthly interest payments that would have been payable if the annual interest rate had been 10.25% instead of 9.0%.

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

The following table details our total distributions to stockholders for the six month periods ended June 30, 2010 and 2009 (in thousands):

					Sources of Distributions Paid in Cash
Periods	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (1)	Cash Distributions	Cash Flows From Operating Activities (2)
2010 Quarter
First	$0.1563	$38,987	$17,463	$21,524	$25,134
Second	0.1563	40,092	17,913	22,179	28,948

Year	$0.3126	$79,079	$35,376	$43,703	$54,082

2009 Quarter
First	$0.1538	$34,917	$16,304	$18,613	$21,644
Second	0.1913	44,285	20,237	24,048	3,902	(3)

Year	$0.3451	$79,202	$36,541	$42,661	$25,546	(3)

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to shareholders to the extent that they are not covered by operating cash flows, FFO and MFFO and such shortfalls will be covered by borrowings.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offerings and debt financings as opposed to operating cash flows. Cash flows from operating activities for the first quarter of 2009 has been revised as discussed in Footnote 2 to Item 1, however, the revision had no impact on FFO or MFFO for any period. As noted above, FFO and MFFO are key factors used in the determination of distribution levels.
(3)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with temporary borrowings under our revolving line of credit.

Approximately 79.7% and 86.1% of the distributions for the six months ended June 30, 2010 and 2009, respectively, constitute a return of capital for federal income tax purposes. Due to seasonality of rent collections, rent deferrals and other factors, the characterization of distributions declared for the six months ended June 30, 2010 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2010. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Common Stock Redemptions

The following details our redemptions for the six months ended June 30, 2010 (in thousands except per share data).

2010 Quarters	First	Second	Year
Requests in queue	1,324	1,387	1,324
Redemptions requested	1,981	1,746	3,727
Shares redeemed:
Prior period requests	(1,200)	(538)	(1,738)
Current period requests	(594)	(225)	(819)
Adjustments	(124)	(107)	(231)

Pending redemption requests (1)	1,387	2,263	2,263

Average price paid per share	$9.73	$9.83	$9.76

FOOTNOTE:

(1)	Requests that are not fulfilled in whole in a particular quarter will be redeemed on a pro rata basis pursuant to the redemption plan.

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

In March 2010, we amended our redemption plan to provide clarity about the board of directors’ discretion in establishing the amount of redemptions that may be processed each quarter and to allow certain priority groups of stockholders with requests made pursuant to circumstances such as death, qualifying disability, bankruptcy or unforeseeable emergency to have their redemption requests processed ahead of the general stockholder population. In addition, our board of directors determined that we will redeem shares pursuant to the redemption plan of no more than $7.5 million per calendar quarter beginning in the second quarter of 2010. Our board of directors will continue to evaluate and determine the amount of shares to be redeemed based on what it believes to be in the best interests of the company and our stockholders, as the redemption of shares dilutes the amount of cash available to make acquisitions.

Stock Issuance Costs and Other Related Party Arrangements

Certain of our directors and officers hold similar positions with CNL Lifestyle Company, LLC and CNL Securities Corp. (the “Managing Dealer”), which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc., the parent company of our Advisor and Managing Dealer. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $32.3 million and $25.8 million for the six months ended June 30, 2010 and 2009, respectively. Of these amounts, approximately $4.4 million and $4.2 million is included in the due to affiliates line item in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively. Our Advisor and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the six months ended June 30, 2010 and 2009 were approximately $5.5 million and $5.9 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year. For the expense year ended June 30, 2010, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $8.1 million and $26.1 million as of June 30, 2010 and December 31, 2009, respectively.

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

Revenue Recognition. For properties subject to operating leases, rental revenue is recorded on a straight-line basis over the terms of the leases. Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues and other service revenues. Such revenues, excluding membership dues, are recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. For mortgages and other notes receivable, interest income is recognized on an accrual basis when earned, except for loans placed on non-accrual status, for which interest income is recognized when received. Any deferred portion of contractual interest is recognized on a straight-line basis over the term of the corresponding note. Loan origination fees charged and acquisition fees incurred in connection with the making of loans are recognized as interest income, and a reduction in interest income, respectively over the term of the notes.

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

General Trends and Effects of Seasonality

As of June 30, 2010 and 2009, we owned 121 and 116 properties directly and indirectly, of which 106 and 102 were 100% leased under long-term triple-net leases, six and three were operated by third-party managers under management contracts and one held for development for both periods, respectively. Eight and ten of these 121 and 116 properties are owned through unconsolidated joint ventures as of June 30, 2010 and 2009. Changes in ownership structure, leasing arrangements, seasonality and timing of acquisitions all impact the comparability of our results of operations from period to period.

Certain of our properties are operated seasonally due to geographic location, climate and weather patterns. Generally, the effect of seasonality will not significantly affect our recognition of base rental income from operating leases due to straight-line revenue recognition in accordance with GAAP. However, seasonality does impact the timing of when base rent payment is made by our tenants which impacts our operating cash flows. In addition, seasonality impacts the amount of rental revenue we recognize in connection with capital improvement reserve revenue and other contingent rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues. For example, during the first quarter of 2010, capital improvement reserve revenue, a component of rental income from operating leases, totaled approximately $9.6 million as compared to $4.7 million for the second quarter ended June 30, 2010, primarily due to the high point in the ski season occurring during the first quarter of the year. During the third quarter we would generally expect to see a rise in capital improvement reserve revenue attributable to attractions properties.

The following is an analysis and discussion of our operations for the quarter and six months ended June 30, 2010 as compared to the same periods in 2009 (in thousands except per share data):

	Quarter Ended
	June 30,
	2010	2009	$ Change	% Change

Revenues:
Rental income from operating leases	$52,275	$50,539	$1,736	3.4%
Property operating revenues	15,663	4,050	11,613	286.7%
Interest income on mortgages and other notes receivable	3,527	3,168	359	11.3%

Total revenues	71,465	57,757	13,708	23.7%

Expenses:
Property operating expenses	16,547	4,032	12,515	310.4%
Asset management fees to advisor	6,702	6,181	521	8.4%
Acquisition fees and costs	3,126	3,635	(509)	-14.0%
General and administrative	3,680	4,637	(957)	-20.6%
Ground lease and permit fees	3,386	3,003	383	12.8%
Other operating expenses	873	2,684	(1,811)	-67.5%
Bad debt expense	—	1,221	(1,221)	-100.0%
Loss on lease termination	—	2,247	(2,247)	-100.0%
Depreciation and amortization	32,035	29,347	2,688	9.2%

Total expenses	66,349	56,987	9,362	16.4%

Operating income	5,116	770	4,346	564.4%

Other income (expense):
Interest and other income (expense)	(168)	1,228	(1,396)	-113.7%
Interest expense and loan cost amortization	(12,005)	(8,891)	(3,114)	-35.0%
Equity in earnings of unconsolidated entities	2,525	118	2,407	2039.8%

Total other expense	(9,648)	(7,545)	(2,103)	-27.9%

Net loss	$(4,532)	$(6,775)	$2,243	33.1%

Loss per share of common stock (basic and diluted)	$(0.02)	$(0.03)	$0.01	33.3%

Weighted average number of shares of common stock outstanding (basic and diluted)	257,727	232,599

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Revenues:
Rental income from operating leases	$106,664	$105,300	$1,364	1.3%
Property operating revenues	41,417	6,908	34,509	499.6%
Interest income on mortgages and other notes receivable	7,050	6,552	498	7.6%

Total revenues	155,131	118,760	36,371	30.6%

Expenses:
Property operating expenses	37,359	6,168	31,191	505.7%
Asset management fees to advisor	13,189	12,304	885	7.2%
Acquisition fees and costs	5,951	11,109	(5,158)	-46.4%
General and administrative	6,773	7,319	(546)	-7.5%
Ground lease and permit fees	6,294	5,719	575	10.1%
Other operating expenses	2,045	4,523	(2,478)	-54.8%
Bad debt expense	—	2,159	(2,159)	-100.0%
Loss on lease termination	—	3,955	(3,955)	-100.0%
Depreciation and amortization	63,191	57,971	5,220	9.0%

Total expenses	134,802	111,227	23,575	21.2%

Operating income	20,329	7,533	12,796	169.9%

Other income (expense):
Interest and other income	142	1,835	(1,693)	-92.3%
Interest expense and loan cost amortization	(23,916)	(18,311)	(5,605)	-30.6%
Equity in earnings of unconsolidated entities	5,702	124	5,578	4498.4%

Total other expense	(18,072)	(16,352)	(1,720)	-10.5%

Net income (loss)	$2,257	$(8,819)	$11,076	125.6%

Earnings (loss) per share of common stock (basic and diluted)	$0.01	$(0.04)	$0.05	125.0%

Weighted average number of shares of common stock outstanding (basic and diluted)	254,048	230,119

Rental income from operating leases. Overall, we experienced a net increase of 3.4% and 1.3% in rental income for the quarter and six months ended June 30, 2010 as compared to the same periods in 2009, respectively. The increase is attributable to rents from recently acquired properties and capital expansion projects that have increased the lease basis of certain of our properties compared to the same periods in 2009. These increases were partially offset by lease restructures of certain tenants and three lease terminations discussed under “Property operating revenues” below.

The following information summarizes trends in rental income from operating leases for the quarter and six months ended June 30, 2010 and 2009.

Properties Subject to Operating Leases	Number of Properties (1)	Total Rental Income (in thousands) for the Quarter Ended June 30,		Percentage of Total 2010 Rental Income	Percentage of Total 2009 Rental Income	Percentage Increase (Decrease) in Rental Income
		2010 (1)	2009 (1)
Acquired prior to April 1, 2009	100	$49,242	$48,754	94.2%	96.5%	1.0%
Acquired after April 1, 2009	7	3,033	421	5.8%	0.8%	620.4%
Terminated leases (2)	3	—	1,364	0.0%	2.7%	-100.0%

Total		$52,275	$50,539	100.0%	100.0%

Properties Subject to Operating Leases	Number of Properties (1)	Total Rental Income (in thousands) for the Six Months Ended June 30,		Percentage of Total 2010 Rental Income	Percentage of Total 2009 Rental Income	Percentage Increase (Decrease) in Rental Income
		2010 (1)	2009 (1)
Acquired prior to January 1, 2009	99	$100,621	$99,323	94.3%	94.3%	1.3%
Acquired after January 1, 2009	8	6,043	2,397	5.7%	2.3%	152.1%
Terminated leases (2)	3	—	3,580	0.0%	3.4%	-100.0%

Total		$106,664	$105,300	100.0%	100.0%

FOOTNOTES:

(1)	These amounts only include our consolidated properties operated under long-term triple-net leases and our multi-family residential property.
(2)	Represents rental income on two golf properties and one additional lifestyle property prior to the lease termination at which point we began recording the properties’ operating revenues and expenses in place of rental income.

As of June 30, 2010 and 2009, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.8% and 9.0%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted average contractual lease basis of our real estate investment properties subject to operating leases. The decrease is primarily a result of reduced rents on certain properties and three lease terminations. Additionally, the weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rents granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues and other service revenues. For the quarter and six months ended June 30, 2010, property operating revenues were approximately $15.7 million and $41.4 million, respectively as compared to approximately $4.1 million and $6.9 million for the quarter and six months ended June 30, 2009, respectively, and are not directly comparable. We began recording the operating results of three of our properties that are operated by third-party management companies as a result of leases that were terminated in 2009 and previously accounted for as operating leases, as well as the operations from two properties that were previously unconsolidated and owned by the Wolf Partnership that we began consolidating effective August 6, 2009 upon our acquisition of our former partner’s interests in that partnership.

The Mount Washington Resort, is a highly seasonal business and directly impacts the amount of property operating revenues and expenses we recognize from quarter to quarter. Total property operating revenues and expenses attributable to the Mount Washington Resort were approximately $14.7 million and $11.0 million, respectively for the first quarter of 2010 as compared to $4.7 million and $6.7 million for the second quarter ended June 30, 2010. In general, we expect to experience better performance in the first quarter due to the ski sector’s peak season and a slow-down in the second quarter as the ski season comes to completion.

Interest income on mortgages and other notes receivable. For the quarter and six months ended June 30, 2010, we recorded interest income totaling approximately $3.5 million and $7.1 million as compared to approximately $3.2 million and $6.6 million for the quarter and six months ended June 30, 2009, respectively, on our performing loans with an aggregate principal balance of approximately $145.4 million and $118.3 million as of June 30, 2010 and 2009, respectively. The increase is attributable to loans made by us subsequent to June 30, 2009. As of June 30, 2009, we had one non-performing loan with a principal balance of $40.0 million for which no interest income was recorded for the six months ended June 30, 2009 and was subsequently foreclosed and satisfied.

Property operating expenses. Property operating expenses from managed properties are derived from its operations as discussed above. For the quarter and six months ended June 30, 2010, property operating expenses were approximately $16.5 million and $37.4 million, respectively as compared to approximately $4.0 million and $6.2 million for the quarter and six months ended June 30, 2009, respectively, and are not directly comparable. We began recording the operating results of three of our properties that are operated by third-party management companies as a result of leases that were terminated in 2009 and previously accounted for as operating leases, as well as the operations from two properties that were previously unconsolidated and owned by the Wolf Partnership that we began consolidating effective August 6, 2009 upon our acquisition of our former partner’s interests in that partnership.

Asset management fees to advisor. Monthly asset management fees of 0.08334% of invested assets are paid to our Advisor for the acquisition of real estate assets and making loans. Total asset management fees were approximately $6.7 million and $13.2 million for the quarter and six months ended June 30, 2010 and approximately $6.2 million and $12.3 million for the quarter and six months ended June 30, 2009, respectively. The increase in fees is due to an increase in real estate assets under management as a result of the acquisition of additional real estate properties we acquired and loans we made during the past twelve months.

Acquisition fees and costs. Effective January 1, 2009, we began expensing acquisition fees and costs as a result of a newly issued accounting standard. Upon adoption of the new standard on January 1, 2009, we were required to initially expense approximately $5.9 million in acquisition fees and costs that were incurred prior to December 31, 2008 and capitalized on our balance sheet. Acquisition fees and costs incurred for the quarter and six months ended June 30, 2010, were approximately $3.1 million and $6.0 million, respectively. Additionally, acquisition fees and costs incurred for the quarter and six months ended June 30, 2009, unrelated to the initial adoption of the new standard, were approximately $3.6 million and $5.2 million, respectively.

General and administrative. General and administrative expenses were approximately $3.7 million and $6.8 million for the quarter and six months ended June 30, 2010 as compared to approximately $4.6 million and $7.3 million for the quarter and six months ended June 30, 2009, respectively. The decrease is primarily due to a reduction in employee costs allocated by the Advisor for accounting, legal and administrative personnel, offset, in part, by an increase in legal and professional services.

Ground lease and permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of our triple-net leases with those tenants. These expenses have corresponding revenues included in the rental income described above. For the quarter and six months ended June 30, 2010, ground lease, concession holds and land permit fees were approximately $3.4 million and $6.3 million as compared to $3.0 million and $5.7 million for the quarter and six months ended June 30, 2009, respectively. The increase is attributable to the growth of our property portfolio. As of June 30, 2010, we owned 113 consolidated properties of which 41 properties are subject to ground lease, concession holds or land permit fees.

Other operating expenses. Other operating expenses totaled approximately $0.9 million and $2.0 million for the quarter and six months ended June 30, 2010, as compared to approximately $2.7 million and $4.5 million for the quarter and six months ended June 30, 2009, respectively. The decrease is primarily a result of lower repairs and maintenance expenses incurred. Capital expenditures are made from the capital improvement reserve accounts for replacements, refurbishments, repairs and maintenance at our properties. Certain expenditures, that do not substantially enhance the property value or increase the estimated useful lives, cannot be capitalized and are expensed.

Bad debt expense. Bad debt expense was approximately $1.2 million and $2.2 million for the quarter and six months ended June 30, 2009, as a result of the write-off of past due rents receivable that were deemed uncollectible from a tenant whose lease was terminated in 2009. We incurred no bad debt expense and terminated no leases during the six months ended June 30, 2010.

Loss on lease termination. Loss on lease termination was approximately $2.2 million and $4.0 million for the quarter and six months ended June 30, 2009 as a result of terminations of leases for two properties during the first quarter of 2009. There were no lease terminations during the quarter and six months ended June 30, 2010.

Depreciation and amortization. Depreciation and amortization expenses were approximately $32.0 million and $63.2 million for the quarter and six months ended June 30, 2010 as compared to approximately $29.3 million and $58.0 million for the quarter and six months ended June 30, 2009, respectively. The increase is primarily due to the acquisition of real estate properties acquired in 2009 which were depreciated for the full six months ended June 30, 2010.

Interest and other income (expense). Interest and other income (expense) totaled approximately $(0.2) million and $0.1 million for the quarter and six months ended June 30, 2010, respectively as compared to approximately $1.2 million and $1.8 million for the same periods in 2009. The decrease is primarily due to a general decrease in rates paid by depository institutions on short-term deposits and a reduction in average cash on hand during 2010 as compared to 2009. During the quarter and six months ended June 30, 2010, we received an average yield of 0.27% and 0.67% as compared to an average yield of 0.59% and 0.92%, during the same periods in 2009. Our average uninvested offering proceeds, based on month-end balances, was approximately $87.9 million and $108.3 million during the quarter and six months ended June 30, 2010 as compared to $184.3 million and $180.9 million during the same periods in 2009, respectively.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $12.0 million and $23.9 million for the quarter and six months ended June 30, 2010 as compared to approximately $8.9 million and $18.3 million for the quarter and six months ended June 30, 2009, respectively. The increase was attributable to the increase in our borrowings. In addition, in March 2010, we wrote-off the remaining unamortized loan costs from our previous line of credit as a result of obtaining a new line of credit.

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	Quarter Ended June 30,
	2010	2009	$ Change	% Change
Wolf Partnership	$—	$(1,846)	$1,846	100.0%
DMC Partnership	2,687	2,364	323	13.7%
Intrawest Venture	(162)	(400)	238	59.5%

Total	$2,525	$118	$2,407

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Wolf Partnership	$—	$(3,734)	$3,734	100.0%
DMC Partnership	5,341	4,699	642	13.7%
Intrawest Venture	361	(841)	1,202	142.9%

Total	$5,702	$124	$5,578

Equity in earnings of unconsolidated entities increased by approximately $2.4 million and $5.6 million for the quarter and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, primarily due to our acquisition of the remaining interest in the Wolf Partnership in August 2009 which resulted in the consolidation of these properties’ operations and no longer reporting its operating results within equity in earnings. In addition, during 2009, we increased our ownership interest in the DMC Partnership which resulted in an increase in our allocation of income due to distribution preference and how such preferences impact income allocations under the hypothetical liquidation at book value (“HLBV”) method of accounting. Operating results for the Intrawest Venture showed improvement as a result of increased rents resulting from an increase in consumer spending at the properties.

Net income (loss) and earnings (loss) per share. The improvement in net income (loss) and earnings (loss) per share for the quarter and six months ended June 30, 2010 as compared to the same period in 2009 was primarily due to (i) an increase in net operating income from properties that are being operated by third-party management companies that were being leased in the prior year, (ii) the additional acquisition fees and costs expensed in the prior year upon initial adoption of a new accounting standard and (iii) a reduction in bad debt expense and loss on lease termination, offset, in part, by an increase in interest expense from additional borrowings and depreciation expense in the current year as a result of acquisitions of properties. Our earnings and earnings per share may fluctuate while we continue to raise capital and make significant acquisitions. These performance measures are affected by the pace at which we raise offering proceeds and the time it takes to accumulate and invest such proceeds in real estate acquisitions and other income-producing investments. The accumulation of funds over time in order to make individually significant acquisitions can be dilutive to the earnings per share ratio.

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

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the quarter and six months ended June 30, 2010 and 2009 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(4,532)	$(6,775)	$2,257	$(8,819)

Adjustments:
Depreciation and amortization	32,035	29,347	63,191	57,971
Net effect of FFO adjustment from unconsolidated entities (1)	2,775	4,362	5,685	8,278

Total funds from operations	$30,278	$26,934	$71,133	$57,430

Acquisition fees and costs	3,126	3,635	5,951	11,109

Modified funds from operations	$33,404	$30,569	$77,084	$68,539

Weighted average number of shares of common stock outstanding (basic and diluted)	257,727	232,599	254,048	230,119

FFO per share (basic and diluted)	$0.12	$0.12	$0.28	$0.25

MFFO per share (basic and diluted)	$0.13	$0.13	$0.30	$0.30

FOOTNOTE:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.

Total FFO and FFO per share was approximately $30.3 million and $71.1 million or $0.12 and $0.28 for the quarter and six months ended June 30, 2010, respectively. Comparatively, FFO and FFO per share was approximately $26.9 million and $57.4 million or $0.12 and $0.25 for the quarter and six months ended June 30, 2009, respectively. The increase in FFO is attributable principally to: (i) an increase in net operating income from properties that are being operated by third-party management companies that were being leased in the prior year, (ii) a reduction in acquisition fees and costs and (iii) a reduction in bad debt expense and loss on lease termination, offset, in part, by an increase in interest expense from additional borrowings and depreciation expense as a result of acquisitions of properties.

Total MFFO and MFFO per share was approximately $33.4 million and $77.1 million or $0.13 and $0.30 for the quarter and six months ended June 30, 2010, respectively. Comparatively, MFFO and MFFO per share was approximately $30.6 million and $68.5 million or $0.13 and $0.30 for the quarter and six months ended June 30, 2009, respectively. The increase in MFFO is attributable principally to: (i) an increase in net operating income from properties that are being operated by third-party management companies that were being leased in the prior year and (ii) a reduction in bad debt expense and loss on lease termination, offset, in part, by an increase in interest expense from additional borrowings and depreciation expense as a result of acquisitions of properties.

OFF BALANCE SHEET ARRANGEMENTS

See our annual report on Form 10-K for the year ended December 31, 2009 for a summary of our Off Balance Sheet Arrangements.

EVENTS OCCURRING SUBSEQUENT TO JUNE 30, 2010

Our board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on July 1, 2010 and August 1, 2010. These distributions are to be paid by September 30, 2010.

On July 26, 2010, PARC exercised its right to extend the maturity date of its existing loan with an outstanding principal balance of $3.0 million from September 1, 2010 to September 1, 2011.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of June 30, 2010:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$58,079	$470,797	$239,318	$147,234	$915,428
Obligations under capital leases	2,465	2,439	453	—	5,357
Obligations under operating leases (2)	14,722	29,172	29,163	270,087	343,144

Total	$75,266	$502,408	$268,934	$417,321	$1,263,929

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties, and the $58.0 million drawn on our syndicated revolving line of credit. Future interest payments on our variable rate debt and line of credit were estimated based on a LIBOR forward rate curve.
(2)	This line item represents obligations under ground leases, concession holds and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration (1)	$2,065	$—	$—	$—	$2,065
Capital improvements (2)	42,946	4,781	2,387	—	50,114
Loan commitments (3)	7,279	—	—	—	7,279

Total	$52,290	$4,781	$2,387	$—	$59,458

FOOTNOTES:

(1)	In connection with the acquisition of Wet’n’Wild Hawaii we agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years, of which approximately $12.4 million was paid during the six months ended June 30, 2010. The additional purchase price consideration is not to provide compensation for services but is based on the property achieving certain financial performance goals. In accordance with relevant accounting standards, we recorded the fair value of this contingent liability in our unaudited condensed consolidated balance sheets as of June 30, 2010.

In connection with the marinas acquisition on March 12, 2010, we agreed to pay additional purchase consideration up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, we have determined, based on our estimates and the likelihood of the properties achieving such thresholds, that the fair value was zero as of June 30, 2010.

(2)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.
(3)	In connection with the transactions relating to Jiminy Peak Mountain Resort, LLC and Marinas International Inc., discussed above, we are committed to fund, in aggregate, approximately $10.1 million in construction loans of which approximately $2.8 million was drawn as of June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2010		2011	2012	2013	2014	Thereafter		Total	Fair Value

Fixed rate debt	$5,078		$64,351	$13,020	$196,303	$92,667	$126,432		$497,851	$467,946	(1)

Weighted average interest rates of maturities	6.20%		8.93%	6.53%	6.12%	6.17%	6.62%		6.63%

Variable rate debt	383		43,210	855	58,911 (5)	17,285 (4)	93,845		214,489	208,908	(6)

Average interest rate	Prime or LIBOR + 2	% (2)	(3)	(3)	(3)	CDOR + 3.75%	LIBOR + Spread	(2) (5)

Total debt	$5,461		$107,561	$13,875	$255,214	$109,952	$220,277		$712,340	$676,854

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2010. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	The 30-day LIBOR rate was approximately 0.35% at June 30, 2010. The 30-day CDOR rate was approximately 0.78% as of June 30, 2010.
(3)	The average interest rate from year 2011 through 2013 consists of (i) 30-day LIBOR +3.25% on the $10.0 million loan collateralized by our Jimmy Peak Mountain Resort property and (ii) 30-day CDOR + 3.75% on the $20.0 million loan collateralized by our Cypress Ski Resort property.
(4)	On November 30, 2009, we obtained a $20.0 million loan (denominated in Canadian dollars) collateralized by our Cypress Ski Resort property. The loan matures on December 1, 2014 and bears interested at CDOR plus 3.75% that has been fixed with an interest rate swap to 6.43% for the term of the loan. The loan requires monthly payments of principal and interest based on a 20-year amortization schedule. The balance as of June 30, 2010 has been converted from Canadian dollars to U.S. dollar at an exchange rate of 1.048 Canadian dollars for $1.00 U.S. dollar on June 30, 2010. The fair value of this instrument has been recorded as an asset of approximately $0.3 million.
(5)	On March 30, 2010, we obtained a syndicated revolving line of credit (the “2013 Revolver”) with $85.0 million in total borrowing capacity of which $58.0 million was drawn as of June 30, 2010. The 2013 Revolver bears interest at LIBOR plus 4.75%, is collateralized by a pool of our lifestyle properties and matures on March 30, 2013. In connection with obtaining the 2013 Revolver, we repaid our previous line of credit with an outstanding balance of approximately $96.6 million.

On September 29, 2009, we obtained a $10.0 million loan collateralized by the Jiminy Peak Mountain Resort property. The loan requires monthly payments of interest and principal with the remaining principal and accrued interest payable upon maturity on September 1, 2019. For the entire term, the loan bears interest at a 30-day LIBOR plus 3.25%. However, we entered into an interest rate swap and thereby fixing the rate to 6.89%. The fair value of this instrument has been recorded as a liability of approximately $0.7 million.

On December 31, 2007, we obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR plus 1.72% on the first $57.3 million, 30-day LIBOR plus 1.5% (of which 1.25% is deferred until maturity) on the next $16.7 million and 30-day LIBOR plus 1.5% on the remaining $11.4 million (of which approximately all is deferred until maturity). On January 2, 2008, we entered into two interest rate swaps to hedge the variable interest rate. The instruments, which were designated as cash flow hedges of interest payments from their inception, swap the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year and on the next $16.7 million to a blended fixed rate of 5.8% for the term of the loan (of which 1.25% is deferred until maturity). The fair value of these instruments has been recorded as a liability of approximately $7.6 million.

(6)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2010. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.6 million for the six months ended June 30, 2010. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates it is not intended to predict future results as our actual results will likely vary.

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

Changes in Internal Controls over Financial Reporting

In the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. However, while preparing our statement of cash flows for the first quarter of 2010, management determined there had been an error in the presentation of proceeds from the sale of short-term investments which resulted in a revision to the operating and investing activities of the Condensed Consolidated Statements of Cash Flows for the quarter ended March 31, 2009 and six months ended June 30, 2009, as discussed above in Note 2 to our Condensed Consolidated Financial Statements for the six months ended June 30, 2010. Management of the company has reviewed its internal controls over the preparation of the statements of cash flows and has enhanced the design of its controls to (i) identify new, non-recurring and atypical transactions at a lower level of significance than has previously been done, and to (ii) separately track those transactions for cash flow reporting purposes in order to ensure proper classification between operating, investing and financing activities.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

As of June 30, 2010, we sold approximately $2.8 billion (278.1 million shares) in connection with our offerings, including approximately $232.4 million (24.5 million shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from our offerings do not include 20,000 shares purchased by our Advisor for $200,000 preceding the commencement of our 1st Offering or 117,706 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., the parent company of our Advisor and wholly owned indirectly by our chairman of the board and his wife.

As of June 30, 2010, we incurred the following aggregate expenses in connection with the issuance of our registered securities on our offerings (in thousands):

Selling commissions	$173,727
Marketing support fee and due diligence expense reimbursements	73,085
Offering costs and expenses	42,999

Offering and stock issuance costs	$289,811

Selling commissions, marketing support fee and due diligence expenses are paid to our Managing Dealer and a substantial portion of the selling commissions, marketing support fees and all of the due diligence expenses are re-allowed to third-party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our Advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $2.5 billion at June 30, 2010. As of June 30, 2010, we invested approximately $2.1 billion in properties, loans and other permitted investments.

Redemption of Shares and Issuer Purchases of Equity Securities

For the six months ended June 30, 2010, we received total redemption requests of approximately 1.7 million shares, of which 0.5 million shares relating to prior period requests were redeemed and 0.2 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $9.83. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Common Stock Redemptions.”

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

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25.0% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5.0% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the six months ended June 30, 2010, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan
April 1, 2010 through April 30, 2010	—		—	3,562,477
May 1, 2010 through May 31, 2010	—		—	3,562,477
June 1, 2010 through June 30, 2010	763,217	$9.83	763,217	5,073,943	(1)

Total	763,217		763,217

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 5.	Other Information

(a)	Submission of Matters to a Vote of Security Holders

(1)	Our annual meeting of stockholders was held in Orlando, Florida on June 16, 2010.

(2)	Each of our five directors was re-elected. Those directors are: Bruce Douglas, Dennis N. Folken, Robert J. Woody, Robert A. Bourne and James M. Seneff, Jr.

(3)	The meeting was held for the purpose of electing the board of directors and transacting such other business as may properly have come before the meeting or any adjournment or postponement thereof.

The two proposals were submitted to a vote of stockholders and received votes as follows:

a.	The stockholders approved the election of the following persons as directors of the company for one year term:

Name	For	Withheld
Bruce Douglas	126,272,511	3,417,925
Dennis N. Folken	126,192,741	3,497,695
Robert J. Woody	126,383,026	3,307,410
Robert A. Bourne	126,392,413	3,298,022
James M. Seneff, Jr.	126,394,323	3,296,112

b.	To transact such other business as may properly have come before the meeting or any adjournment or postponement thereof:

For	Against	Abstentions
122,383,587	2,101,045	5,205,803

Item 6.	Exhibits

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2010.

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