Form 10-Q
period 2010-09-30
CNL LIFESTYLE PROPERTIES INC
filed 2010-11-15
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of common stock outstanding as of November 5, 2010 was 277,052,137.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	September 30,	December 31,
	2010	2009
ASSETS

Real estate investment properties, net (including $218,480 related to consolidated variable interest entities)	$2,013,304	$2,021,188
Cash	200,469	183,575
Mortgages and other notes receivable, net	147,174	145,640
Investments in unconsolidated entities	141,610	142,487
Deferred rent and lease incentives	71,030	91,851
Other assets	29,272	24,655
Intangibles, net	25,932	32,032
Restricted cash	20,233	19,438
Accounts and other receivables, net	6,424	11,262

Total Assets	$2,655,448	$2,672,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $86,003 non-recourse debt of consolidated variable interest entities)	$641,032	$639,488
Line of credit	58,000	99,483
Other liabilities	34,379	43,931
Security deposits	18,084	16,180
Accounts payable and accrued expenses	16,123	19,591
Due to affiliates	4,866	4,239

Total Liabilities	772,484	822,912

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 289,185 and 260,233 shares issued and 273,339 and 247,710 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	2,733	2,477
Capital in excess of par value	2,422,210	2,195,251
Accumulated earnings	10,593	78,126
Accumulated distributions	(542,545)	(421,873)
Accumulated other comprehensive loss	(10,027)	(4,765)

	1,882,964	1,849,216

Total Liabilities and Stockholders’ Equity	$2,655,448	$2,672,128

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income from operating leases	$52,471	$49,892	$159,135	$155,192
Property operating revenues	24,120	11,558	65,537	18,466
Interest income on mortgages and other notes receivable	3,663	3,139	10,713	9,691

Total revenues	80,254	64,589	235,385	183,349

Expenses:
Property operating expenses	19,549	10,351	56,908	16,520
Asset management fees to advisor	6,744	6,275	19,933	18,579
General and administrative	3,312	4,070	10,085	11,389
Ground lease and permit fees	2,830	2,994	9,124	8,713
Acquisition fees and costs	3,166	1,276	9,117	12,385
Other operating expenses	1,097	158	3,142	4,680
Bad debt expense	367	160	367	2,319
Loan loss provision	5,094	—	5,094	—
Loss (recovery) on lease termination	40,097	(151)	40,097	3,804
Impairment provision	26,880	—	26,880	—
Depreciation and amortization	31,904	32,410	95,095	90,381

Total expenses	141,040	57,543	275,842	168,770

Operating income (loss)	(60,786)	7,046	(40,457)	14,579

Other income (expense):
Interest and other income	393	307	535	2,142
Interest expense and loan cost amortization	(12,208)	(10,778)	(36,124)	(29,089)
Equity in earnings of unconsolidated entities	2,811	3,332	8,513	3,456

Total other expense	(9,004)	(7,139)	(27,076)	(23,491)

Net loss	$(69,790)	$(93)	$(67,533)	$(8,912)

Loss per share of common stock (basic and diluted)	$(0.26)	$(0.00)	$(0.26)	$(0.04)

Weighted average number of shares of common stock outstanding (basic and diluted)	267,353	238,505	258,532	232,945

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2010 and Year Ended December 31, 2009 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Number	Par
	of Shares	Value
Balance at December 31, 2008	226,037	$2,260	$2,005,147	$97,446	$(267,420)	$(15,061)	$1,822,372
Subscriptions received for common stock through public offering and reinvestment plan	29,660	297	293,006	—	—	—	293,303
Redemption of common stock	(7,987)	(80)	(76,161)	—	—	—	(76,241)
Stock issuance and offering costs	—	—	(26,741)	—	—	—	(26,741)
Net loss	—	—	—	(19,320)	—	—	(19,320)	$(19,320)
Distributions, declared and paid ($0.6577 per share)	—	—	—	—	(154,453)	—	(154,453)
Foreign currency translation adjustment	—	—	—	—	—	6,583	6,583	6,583
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	3,713	3,713	3,713

Total comprehensive loss	—	—	—	—	—	—	—	$(9,024)

Balance at December 31, 2009	247,710	$2,477	$2,195,251	$78,126	$(421,873)	$(4,765)	$1,849,216
Subscriptions received for common stock through public offering and reinvestment plan	28,952	289	286,150	—	—	—	286,439
Redemption of common stock	(3,323)	(33)	(32,862)	—	—	—	(32,895)
Stock issuance and offering costs	—	—	(26,329)	—	—	—	(26,329)
Net loss	—	—	—	(67,533)	—	—	(67,533)	(67,533)
Distributions, declared and paid ($0.4689 per share)	—	—	—	—	(120,672)	—	(120,672)
Foreign currency translation adjustment	—	—	—	—	—	306	306	306
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(5,568)	(5,568)	(5,568)

Total comprehensive loss	—	—	—	—	—	—	—	$(72,795)

Balance at September 30, 2010	273,339	$2,733	$2,422,210	$10,593	$(542,545)	$(10,027)	$1,882,964

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$97,454	$67,652

Investing activities:
Acquisition of properties	(47,390)	(42,150)
Capital expenditures	(51,605)	(43,875)
Acquisition of remaining partnership interest in unconsolidated entity, net of $3,752 cash received	—	(2,237)
Payment of contingent purchase consideration	(12,433)	—
Proceeds from disposal of assets	587	527
Contributions to unconsolidated entities	—	(16,229)
Issuance of mortgage notes receivable	(7,465)	(25,658)
Payment of additional carrying costs for mortgage notes receivable	—	(5,215)
Acquisition fees on mortgage notes receivable	(191)	(821)
Collection of mortgage notes receivable	937	9,673
Return of short-term investments	8,000	—
Changes in restricted cash	(5,565)	3,464

Net cash used in investing activities	(115,125)	(122,521)

Financing activities:
Proceeds from stock offering	232,589	161,216
Redemptions of common stock	(32,896)	(59,200)
Distributions to stockholders, net of reinvestments	(66,831)	(62,912)
Stock issuance costs	(25,536)	(17,910)
Repayments under line of credit	(41,483)	—
Proceeds from mortgage loans and other notes payable	12,202	12,468
Principal payments on mortgage loans	(25,648)	(8,539)
Principal payments on capital leases	(3,768)	(4,082)
Payment of loan costs and lender deposits	(14,125)	(3,548)

Net cash provided by financing activities	34,504	17,493

Effect of exchange rate fluctuations on cash	$61	$23

Net increase (decrease) in cash	16,894	(37,353)
Cash at beginning of period	183,575	209,501

Cash at end of period	$200,469	$172,148

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Lifestyle Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company generally invests in lifestyle properties in the United States that are primarily leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considers to be significant industry leaders. Subject to compliance with applicable tax law, the Company also engages independent third-party managers to operate certain properties.

As of September 30, 2010, the Company owned a portfolio of 121 lifestyle properties, directly and indirectly, within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions, Marinas and Additional Lifestyle Properties. Eight of these 121 properties are owned through unconsolidated joint ventures and three are located in Canada. Certain of these properties experience seasonal fluctuations due to geographic location, climate and weather patterns. Although these are the asset classes in which the Company has invested and is most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation. The Company also makes or acquires loans (mortgage, mezzanine and other loans) or other permitted investments.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the nine months ended September 30, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010. Amounts as of December 31, 2009 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Consolidation and Variable Interest Entities – Effective January 1, 2010, the Company adopted additional consolidation guidance issued by the Financial Accounting Standards Board (“FASB”) relating to the identification of variable interest entities, the determination of a primary beneficiary in a variable interest entity (“VIE”), disclosures about the involvement with variable interest entities and the overall ongoing analysis to determine whether a variable interest entity should be consolidated. The adoption of this guidance did not have a significant impact on the Company’s unaudited condensed consolidated financial statements. See Note 6, “Variable Interest and Unconsolidated Entities”, for additional disclosures about variable interest entities.

Impairment of Real Estate Assets – Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends, and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property is adjusted to an amount to reflect the estimated fair value of the property.

Income Taxes – The Company believes it has qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes provided it distributes at least 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Subject to compliance with applicable tax law,

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

certain properties may be operated using an eligible third-party manager. In those cases, taxable income from those operations may be subject to federal income tax.

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

During the nine months ended September 30, 2010, the Company acquired the following real estate investment properties (in thousands):

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

NINE MONTHS ENDED SEPTEMBER 30, 2010

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

The revenue and net operating results attributable to the properties included in the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2010 were approximately $4.7 million and $0.1 million, respectively.

The following presents unaudited pro forma results of operations of the Company as if the properties above were acquired as of January 1, 2009 and owned during the entire quarter and nine months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$80,254	$66,654	$237,077	$189,502
Expenses	(141,039)	(59,131)	(277,263)	(173,506)
Other expense	(9,006)	(7,367)	(27,252)	(24,168)

Net income (loss)	$(69,791)	$156	$(67,438)	$(8,172)

Earnings (loss) per share of common stock (basic and diluted)	$(0.26)	$0.00	$(0.26)	$(0.04)

Weighted average number of shares of common stock outstanding (basic and diluted)	267,353	238,505	258,532	232,945

In connection with the Company’s acquisition on March 12, 2010 of four marinas, the Company agreed to pay additional purchase consideration up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, the Company determined, based on its estimates and the likelihood of the properties achieving such thresholds, that the fair value of the liability was zero as of the acquisition date and September 30, 2010.

4.	Real Estate Investment Properties, net:

As of September 30, 2010 and December 31, 2009, real estate investment properties under operating leases consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Land and land improvements	$1,011,137	$999,355
Leasehold interests and improvements	281,133	235,914
Buildings	624,430	617,100
Equipment	478,656	435,578
Construction in progress	—	20,021
Less: accumulated depreciation and amortization	(382,052)	(286,780)

	$2,013,304	$2,021,188

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

4.	Real Estate Investment Properties, net (Continued):

For the nine months ended September 30, 2010 and 2009, depreciation and amortization expense on the Company’s real estate investment properties was approximately $94.0 million and $89.3 million, respectively.

The Company has been monitoring the performance of its two Great Wolf Lodge properties, which have had ongoing challenges due to the general economic conditions, local market conditions and competition over the past several years. During the quarter ended September 30, 2010, management determined that the property level performance was not recovering as originally anticipated and that it was no longer in the Company’s best interest to fund debt service on the non-recourse loans encumbering the properties at the current level without a modification of the existing terms. If the Company is unable to restructure the loans with more favorable terms, it may decide to deed the properties back to the lender in lieu of foreclosure to satisfy the non-recourse loans. Due to these changes in circumstances, the Company evaluated the carrying values of the properties for impairment, and based on a probability weighted analysis of the estimated undiscounted cash flows under the potential scenarios and holding periods, the Company determined that the carrying value of the assets may not be recoverable. As a result, the Company reduced the carrying values of the properties to the estimated fair value of approximately $58.9 million by recording an impairment provision in the amount of $24.2 million during the quarter ended September 30, 2010. See also Note 16 “Subsequent Events” for additional information about these properties and the loans under which they are encumbered.

Also, during the quarter ended September 30, 2010, the Company determined that the carrying values of one golf property and one attraction property were not fully recoverable and recorded an impairment provision of approximately $2.7 million for the related assets.

5.	Intangibles, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2010 and December 31, 2009 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of September 30, 2010
In place leases	$17,004	$2,982	$14,022
Trade name	10,798	1,015	9,783
Trade name	1,531	—	1,531
Below market lease	629	33	596

	$29,962	$4,030	$25,932

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of December 31, 2009
In place leases	$23,093	$3,094	$19,999
Trade name	10,798	814	9,984
Trade name	1,429	—	1,429
Below market lease	629	9	620

	$35,949	$3,917	$32,032

As of September 30, 2010, the Company determined that the carrying values of certain of its intangible in-place leases related to the properties leased to PARC Management, LLC (“PARC”) were not recoverable. Accordingly, the Company wrote-off approximately $5.5 million in intangible in place leases, which was included in the accompanying condensed consolidated statements of operations as a loss on lease termination. See Note 16 for additional information.

Amortization expense on the Company’s intangible assets was approximately $1.1 million for both the nine months ended September 30, 2010 and 2009.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs

Upon adoption of the new guidance for consolidation and VIEs, the Company performed an analysis and determined that it has five wholly owned subsidiaries designed as single property entities to own and lease its respective properties to single tenant operators are VIEs due to potential future buy-out options held by the respective tenants, which are not currently exercisable. Two other properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined that it is the primary beneficiary and holds a controlling financial interest in these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the most significant losses and its right to receive significant benefits from these entities. As such, the transactions and accounts of these VIEs are included in the accompanying unaudited condensed consolidated financial statements. The adoption of the new guidance and the identification of these entities as VIEs did not have an impact on the Company’s financial statements, as the subsidiaries have historically been consolidated and continue to be consolidated under the new guidance.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of September 30, 2010 are as follows (in thousands):

Assets
Real estate investment properties, net	$218,480
Other assets	$24,595

Liabilities
Mortgages and other notes payable	$86,003
Other liabilities	$13,396

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $143.7 million as of September 30, 2010. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities

The Company has investments in two unconsolidated joint ventures that are accounted for under the equity method of accounting. The adoption of the new consolidation guidance did not impact the Company’s financial statements or reporting of these entities. The Company has determined that the DMC Partnership is not a VIE, and that the Intrawest Venture is a VIE. While several significant decisions are shared between the Company and its joint venture partners, the Company does not direct the activities that most significantly impact the venture’s performance. The Company’s maximum exposure to loss as a result of its involvement with the Intrawest Venture is primarily limited to the carrying amount of its net investment in the venture, which totaled approximately $30.8 million as of September 30, 2010.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

The following tables present financial information for the Company’s unconsolidated entities for the quarter and nine months ended September 30, 2010 and 2009 and as of September 30, 2010 and December 31, 2009 (in thousands):

Summarized Operating Data

	Quarter Ended September 30, 2010
	DMC Partnership	Intrawest Venture	Total
Revenue	$6,869	$3,791	$10,660
Property operating expenses	(146)	(1,701)	(1,847)
Depreciation & amortization expenses	(2,159)	(984)	(3,143)
Interest expense	(2,187)	(1,385)	(3,572)
Interest and other income	10	25	35

Net income (loss)	$2,387	$(254)	$2,133

Loss allocable to other venture partners	$(452)	$(406)	$(858)

Income allocable to the Company	$2,839	$152	$2,991
Amortization of capitalized costs	(122)	(58)	(180)

Equity in earnings of unconsolidated entities	$2,717	$94	$2,811

Distributions declared to the Company	$3,083	$729	$3,812

Distributions received by the Company	$2,413	$729	$3,142

	Quarter Ended September 30, 2009
	Wolf Partnership (1)	DMC Partnership	Intrawest Venture	Total
Revenue	$5,100	$6,641	$3,412	$15,153
Property operating expenses	(1,783)	(261)	(1,882)	(3,926)
Depreciation & amortization expenses	(724)	(2,164)	(958)	(3,846)
Interest expense	(391)	(2,236)	(1,383)	(4,010)
Interest and other income	—	4	45	49

Net income (loss)	$2,202	$1,984	$(766)	$3,420

Income (loss) allocable to other venture partners	$1,031	$(657)	$(562)	$(188)

Income (loss) allocable to the Company	$1,171	$2,641	$(204)	$3,608
Amortization of capitalized costs	(94)	(124)	(58)	(276)

Equity in earnings (loss) of unconsolidated entities	$1,077	$2,517	$(262)	$3,332

Distributions declared to the Company	$—	$2,641	$—	$2,641

Distributions received by the Company	$—	$2,229	$—	$2,229

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

Summarized Operating Data

	Nine Months Ended September 30, 2010
	DMC Partnership	Intrawest Venture	Total
Revenue	$20,607	$11,818	$32,425
Property operating expenses	(428)	(5,262)	(5,690)
Depreciation & amortization expenses	(6,473)	(2,971)	(9,444)
Interest expense	(6,528)	(4,133)	(10,661)
Interest and other income	28	50	78

Net income (loss)	$7,206	$(498)	$6,708

Loss allocable to other venture partners	$(1,218)	$(1,128)	$(2,346)

Income allocable to the Company	$8,424	$630	$9,054
Amortization of capitalized costs	(366)	(175)	(541)

Equity in earnings of unconsolidated entities	$8,058	$455	$8,513

Distributions declared to the Company	$8,273	$1,179	$9,452

Distributions received by the Company	$8,029	$1,179	$9,208

	Nine Months Ended September 30, 2009
	Wolf Partnership (1)	DMC Partnership	Intrawest Venture	Total
Revenue	$19,750	$22,110	$10,600	$52,460
Property operating expenses	(15,954)	(581)	(5,640)	(22,175)
Depreciation & amortization expenses	(4,413)	(6,478)	(2,861)	(13,752)
Interest expense	(2,357)	(6,670)	(4,085)	(13,112)
Interest and other income (expense)	(4)	19	125	140

Net income (loss)	$(2,978)	$8,400	$(1,861)	$3,561

Income (loss) allocable to other venture partners	$(528)	$812	$(933)	$(649)

Income (loss) allocable to the Company	$(2,450)	$7,588	$(928)	$4,210
Amortization of capitalized costs	(207)	(372)	(175)	(754)

Equity in earnings (loss) of unconsolidated entities	$(2,657)	$7,216	$(1,103)	$3,456

Distributions declared to the Company	$—	$7,588	$809	$8,397

Distributions received by the Company	$—	$7,191	$954	$8,145

FOOTNOTE:

(1)	The Company acquired a controlling interest in this venture as a result of its purchase of Great Wolf’s 30.3% interest on August 6, 2009. As a result, operating data related to this entity is now consolidated in the Company’s unaudited condensed consolidated statements of operations for the quarter and nine months ended September 30, 2010.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

Summarized Balance Sheet Data

	As of September 30, 2010
	DMC Partnership (1)	Intrawest Venture (1)	Total (1)
Real estate assets, net	$246,949	$94,947	$341,896
Intangible assets, net	6,383	1,364	7,747
Other assets	7,918	12,119	20,037
Mortgages and other notes payable	142,858	76,531	219,389
Other liabilities	4,524	13,014	17,538
Partners’ capital	113,868	18,885	132,753
Company’s ownership percentage	81.9%	80.0%

	As of December 31, 2009
	DMC Partnership (1)	Intrawest Venture (1)	Total (1)
Real estate assets, net	$251,791	$97,082	$348,873
Intangible assets, net	6,571	1,506	8,077
Other assets	6,673	11,463	18,136
Mortgages and other notes payable	145,293	77,165	222,458
Other liabilities	4,808	13,036	17,844
Partners’ capital	114,934	19,850	134,784
Company’s ownership percentage	81.9%	80.0%

FOOTNOTE:

(1)	As of September 30, 2010 and December 31, 2009, the Company’s share of partners’ capital was approximately $132.0 million and $132.4 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $9.6 million and $10.1 million, respectively.

7.	Mortgages and Other Notes Receivable, net:

As of September 30, 2010 and December 31, 2009, mortgages and other notes receivable consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Principal	$146,756	$140,228
Accrued interest	3,857	2,628
Acquisition fees, net	1,689	2,956
Loan origination fees, net	(34)	(172)
Loan loss provision	(5,094)	—

Total carrying amount	$147,174	$145,640

On June 15, 2010, an affiliate of Jiminy Peak Mountain Resort, LLC, an existing tenant, acquired Cranmore Mountain Resort and assumed one loan that the Company originally made to Booth Creek Resort Property, LLC. The loan is collateralized by a portion of the property and had an outstanding principal balance of approximately $8.8 million. In connection with the transaction, the loan was amended with the following terms: annual interest rate of 6.0% with periodic increases to 11.0% over the life of the loan until maturity on September 30, 2017, with monthly interest-only payments. Simultaneously, the Company committed to provide a $7.0 million construction loan to fund a significant expansion of the property with the following terms: annual interest rate of 9.0% with periodic increases to 11.0% over the life of the loan until maturity on September 30, 2017, with monthly interest-only payments. The Company obtained a call option, and the

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

7.	Mortgages and Other Notes Receivable, net (Continued):

new borrower retained a put option to allow or cause the Company to purchase the Cranmore Mountain Resort, if certain criteria are met in years 2015 through 2017. The Company’s obligation to purchase the Cranmore Mountain Resort pursuant to the borrower’s put option is limited to the outstanding loan balance. As of September 30, 2010, approximately $1.7 million was drawn on the construction loan for improvements at the resort.

On March 30, 2010, Marinas International, Inc., an existing borrower, entered into a new construction loan for approximately $3.1 million which is collateralized by one marina property. Approximately $2.8 million was drawn as of September 30, 2010. The loan bears an annual interest rate of 9.0% with monthly interest-only payments until January 1, 2011, at which time, monthly payments of principal and interest in the amount of $25,216 will become due, with unpaid principal and interest due at maturity on December 22, 2021. In addition, Marinas International is required to pay an exit fee at maturity equal to the aggregate of monthly interest payments that would have been payable if the annual interest rate had been 10.25% instead of 9.0%.

On February 10, 2010, PARC Investors, LLC and PARC Operations, LLC, affiliates of the Company’s tenant PARC Management, LLC (collectively, the “PARC Borrowers”) borrowed $3.0 million which is collateralized by membership interests. The loan requires monthly interest-only payments at a fixed rate of 9.0% with principal due at maturity on September 1, 2010. On July 26, 2010, the PARC Borrowers exercised their right to extend the maturity date from September 1, 2010 to September 1, 2011. However, as of September 30, 2010 the Company deemed this loan and two other loans to the same borrowers, to be impaired and recorded a loan loss provision of approximately $5.1 million due to the uncertainty surrounding the collection of all amounts of principal and interest due under the notes. See Note 16 for additional information.

The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $135.7 million and $137.6 million as of September 30, 2010 and December 31, 2009, respectively. The Company estimated the fair market value of mortgages and other notes receivable using discounted cash flows for each individual instrument based on market interest rates as of September 30, 2010 and December 31, 2009, respectively. The Company determined market rates based on rates it has negotiated for similar loans and through discussions regarding market conditions with various third-party lenders.

The Company has two outstanding loans to unrelated VIEs totaling approximately $14.0 million, which represents the Company’s maximum exposure to loss related to these investments. The Company determined it is not the primary beneficiary of the VIEs because it does not have the ability to direct the activities that most significantly impact the economic performance of the entities.

8.	Public Offerings and Stockholders’ Equity:

On April 9, 2008, the Company commenced its third common stock offering for the sale of up to $2.0 billion in common stock (200 million shares of common stock at $10.00 per share), including up to $285.0 million in shares of common stock (30.0 million shares of common stock at $9.50 per share) available for sale under the terms of the Company’s reinvestment plan. In March 2010, the Company elected to extend its current stock offering for a period of one year through April 9, 2011. On June 28, 2010, the Company’s board of directors determined that the Company does not expect to commence another public offering of its shares following the termination of its current public offering on April 9, 2011. However, the Company intends to continue offering shares through its reinvestment plan.

As of September 30, 2010, the Company had cumulatively raised approximately $2.9 billion (289.0 million shares) in subscription proceeds through its three public offerings, including approximately $250.8 million (26.4 million shares) received through the reinvestment plan. The Company has and will continue to incur costs in connection with the offering and issuance of shares, including filing, legal, accounting, printing, marketing support and escrow fees, selling commissions and due diligence expense reimbursements, all of which are deducted from the gross proceeds of the offering. As of September 30, 2010, the total cumulative offering and stock issuance costs incurred were approximately $299.7 million.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

9.	Indebtedness:

As of September 30, 2010 and December 31, 2009, the Company had the following indebtedness (in thousands):

	September 30, 2010	December 31, 2009
Mortgages payable
Fixed rate debt	$414,286	$416,527
Variable rate debt (1)	157,846	145,861
Sellers financing
Fixed rate debt	68,900	77,100

Total mortgages and other notes payable	641,032	639,488

Line of credit	58,000	99,483

Total indebtedness	$699,032	$738,971

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $102.8 million and $103.0 million as of September 30, 2010 and December 31, 2009, respectively, that has been swapped to fixed rates.

On August 18, 2010, the Company repaid $9.0 million and added one additional property as collateral under one of its mortgage loans with an original principal balance of $140.0 million in exchange for an extension of the maturity date from February 5, 2013 to February 5, 2016. As of September 30, 2010, the outstanding balance of this mortgage loan was approximately $124.3 million.

On March 30, 2010, the Company obtained a syndicated revolving line of credit (the “2013 Revolver”) with $85.0 million in total borrowing capacity, of which $58.0 million was drawn as of September 30, 2010. The 2013 Revolver bears interest at LIBOR plus 4.75%, is collateralized by a pool of the Company’s properties, matures on March 30, 2013 and requires the Company to maintain customary financial covenants, including minimum debt service, fixed charge and interest coverage ratios and maximum leverage ratio. As of September 30, 2010, the Company was in compliance with these covenants. In connection with obtaining the 2013 Revolver, the Company recorded approximately $2.9 million in loan costs, repaid its previous line of credit with an outstanding balance of approximately $96.6 million and wrote-off approximately $0.4 million in remaining unamortized loan costs from its previous line of credit.

On March 19, 2010, the Company amended its previously unsecured seller financing arrangement with an outstanding principal balance of approximately $16.9 million as of September 30, 2010, by providing additional collateral of $10.0 million in exchange for an extension of the maturity date from April 1, 2017 to April 1, 2019.

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

On July 6, 2009, the Company obtained a $20.0 million construction loan for the renovation of the Coco Key Waterpark Resort in Orlando, Florida of which approximately $18.6 million and $6.4 million was drawn as of September 30, 2010 and December 31, 2009, respectively.

The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of September 30, 2010 and December 31, 2009 because of the relatively short maturities of the obligations. The Company estimates that the fair value of its fixed rate debt was approximately $456.7 million and $465.0 million and the fair value of its variable rate debt was approximately $210.2 million and $235.6 million as of September 30, 2010 and December 31, 2009, respectively, based upon the current rates and spreads it would expect to obtain for similar borrowings.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

10.	Derivative Instruments and Hedging Activities:

The Company has four interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2010 and December 31, 2009, which are included in other liabilities in the accompanying unaudited condensed consolidated balance sheets (in thousands).

						Fair Value as of
Notional Amount		Strike		Trade Date	Maturity Date	September 30, 2010	December 31, 2009
$57,300		4.285	% (1)	1/2/2008	1/2/2015	$6,941	$3,802
16,700		4.305	% (1)	1/2/2008	1/2/2015	2,036	1,123
9,733		6.890%		9/28/2009	9/1/2019	959	46
19,070	(2)	6.430	% (2)	12/1/2009	12/1/2014	630	15

FOOTNOTES:

(1)	The strike rate does not include the credit spread on each of the notional amounts. The credit spread is 1.715% on the $57.3 million swap, totaling a blended fixed rate of 6.0% and 1.5% on the $16.7 million swap, totaling a blended fixed rate of 5.805%.

(2)	The Company swapped the interest rate on its $20.0 million loan, denominated in Canadian dollars, to a fixed interest rate of 6.43%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 1.03 Canadian dollars for $1.00 U.S. dollar on September 30, 2010.

During the nine months ended September 30, 2010, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss).

11.	Fair Value Measurements:

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments was approximately $10.6 million and $5.0 million as of September 30, 2010 and December 31, 2009, respectively, and is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

In connection with certain property acquisitions, the Company has agreed to pay additional purchase consideration contingent upon the respective property achieving certain financial performance goals over a specified period. Upon the closing of the acquisition, the Company estimates the fair value of any expected additional purchase consideration to be paid, which is classified as Level 3 in the fair value hierarchy. Such amounts are recorded and included in other liabilities in the accompanying unaudited condensed consolidated balances sheets and totaled approximately $2.1 million and $14.4 million as of September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, the Company paid approximately $12.4 million in additional purchase consideration, thereby satisfying a portion of the estimated liability. Changes in estimates or the periodic accretion of the estimated payments are recognized as a period cost in the accompanying unaudited condensed consolidated statements of operations.

The Company also has four investment properties and three notes receivable that were deemed impaired and are carried at fair value as of September 30, 2010. The level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, management’s estimated cash flows over various holding periods, discounted using a range of estimated capitalization rates.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

11.	Fair Value Measurements (Continued):

The following tables show the Company’s assets and liabilities carried at fair value (in thousands):

	Fair Value Measurements as of September 30, 2010
	Balance at September 30, 2010	Level 1	Level 2	Level 3
Assets:
Properties carried at fair value	$58,890	$—	$—	$58,890
Impaired loans	$—	$—	$—	$—
Liabilities:
Derivative instruments	$10,566	$—	$10,566	$—
Contingent purchase consideration	$2,095	$—	$—	$2,095

	Fair Value Measurements as of December 31, 2009
	Balance at December 31, 2009	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments	$4,986	$—	$4,986	$—
Contingent purchase consideration	$14,402	$—	$—	$14,402

The following information details the changes in the fair value measurements using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 (in thousands):

	Assets	Liabilities
Beginning balance	$—	$14,402
Transfers into Level 3 (1)	90,864	—
Recognized losses (included in statement of operations):
Impairment provision	(26,880)	—
Loan loss provision	(5,094)	—
Payment of additional purchase consideration	—	(12,433)
Accretion of discounts	—	126

Ending balance	$58,890	$2,095

FOOTNOTE:

(1)	In September 2010, the Company determined that four properties and three loans were impaired and began carrying the assets at fair value.

12.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with CNL Lifestyle Company, LLC (the “Advisor”), the Company’s advisor, and CNL Securities Corp. (the “Managing Dealer”), which is the managing dealer for the Company’s public offerings. The Company’s chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc., the parent company of the Advisor and Managing Dealer. The Advisor and Managing Dealer receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management and sale of the Company’s assets.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

12.	Related Party Arrangements (Continued):

For the quarter and nine months ended September 30, 2010 and 2009, the Company incurred the following fees to related parties in connection with the sale of its common stock (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selling commissions	$6,296	$4,095	$16,172	$11,232
Marketing support fee & due diligence expense reimbursements	2,699	1,756	6,941	4,817

Total	$8,995	$5,851	$23,113	$16,049

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

For the quarter and nine months ended September 30, 2010 and 2009, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Acquisition fees: (1)
Acquisition fees from offering proceeds	$3,045	$1,764	$7,612	$4,669
Acquisition fees from debt proceeds	575	1,617	994	2,049

Total	3,620	3,381	8,606	6,718

Asset management fees: (2)	6,744	6,275	19,933	18,579

Reimbursable expenses: (3)
Offering costs	775	1,049	2,659	2,388
Acquisition costs	43	26	129	114
Operating expenses	2,126	2,146	6,586	6,616

Total	2,944	3,221	9,374	9,118

Total fees earned and reimbursable expenses	$13,308	$12,877	$37,913	$34,415

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.

(2)	Asset management fees are equal to 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage note receivable as of the end of the preceding month.

(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended September 30, 2010, operating expenses did not exceed the Expense Cap.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

12.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	September 30, 2010	December 31, 2009
Due to the Advisor and its affiliates:
Offering expenses	$154	$256
Asset management fees	2,248	2,212
Operating expenses	815	1,305
Acquisition fees and expenses	1,092	119

Total	$4,309	$3,892

Due to Managing Dealer:
Selling commissions	$390	$243
Marketing support fees and due diligence expense reimbursements	167	104

Total	$557	$347

Total due to affiliates	$4,866	$4,239

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $7.4 million and $26.1 million as of September 30, 2010 and December 31, 2009, respectively.

13.	Redemption of Shares:

In March 2010, the Company amended its redemption plan to clarify the board of directors’ discretion in establishing the amount of redemptions to be processed each quarter and to allow certain priority groups of stockholders with requests made pursuant to circumstances such as death, qualifying disability, bankruptcy or unforeseeable emergency to have their redemption requests processed ahead of the general stockholder population. The board of directors has determined to limit redemptions to no more than $7.5 million per quarter at this time.

The following details the Company’s redemption activity for the nine months ended September 30, 2010 (in thousands except per share data).

2010 Quarters	First	Second	Third	Year to Date
Requests in queue	1,324	1,387	2,263	1,324
Redemptions requested	1,981	1,746	1,583	5,310
Shares redeemed:
Prior period requests	(1,200)	(538)	(540)	(2,278)
Current period requests	(594)	(225)	(226)	(1,045)
Adjustments	(124)	(107)	(37)	(268)

Pending redemption requests (1)	1,387	2,263	3,043	3,043

Average price paid per share	$9.73	$9.83	$9.79	$9.77

FOOTNOTE:

(1)	Requests that are not fulfilled in whole in a particular quarter will be redeemed on a pro rata basis pursuant to the Redemption Plan.

The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in the Company’s offerings.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

14.	Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income. The Company intends to make regular distributions, and its board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. During the nine months ended September 30, 2010, the Company declared and paid distributions of approximately $120.7 million ($0.4689 per share).

For the nine months ended September 30, 2010 and 2009, approximately 0.0% and 12.7% of the distributions paid to the stockholders were considered ordinary income and approximately 100.0% and 87.3% were considered a return of capital for federal income tax purposes, respectively. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

15.	Commitments and Contingencies:

The Company has commitments under ground leases, concession holds and land permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $2.8 million and $9.1 million for the quarter and nine months ended September 30, 2010 and $3.0 million and $8.7 million for the quarter and nine months ended September 30, 2009, respectively, and have been reflected as ground lease, concession holds and land permit fees with a corresponding increase in rental income from operating leases in the accompanying unaudited condensed consolidated statements of operations.

In connection with the transactions relating to Jiminy Peak Mountain Resort, LLC and Marinas International Inc., discussed in Note 7, “Mortgages and Other Notes Receivable, net” above, the Company committed to fund, in the aggregate, approximately $10.1 million in construction loans of which approximately $4.5 million was drawn as of September 30, 2010.

In connection with the acquisition of Wet’n’Wild Hawaii, the Company agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years, of which approximately $12.4 million was paid during the nine months ended September 30, 2010. The remaining estimated fair value of the Company’s anticipated payments is approximately $2.1 million, and is included as a liability in the unaudited condensed consolidated balance sheets. See Note 11, “Fair Value Measurements” for additional information.

In connection with the marinas acquisition on March 12, 2010 discussed in Note 3, “Acquisitions” above, the Company agreed to pay additional purchase consideration, up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, the Company determined, based on its estimates and the likelihood of the properties achieving such thresholds, that the fair value of the liability was zero as of September 30, 2010.

From time to time, the Company is exposed to litigation arising in the ordinary course of business. Management is not aware of any litigation that it believes is likely to have a material adverse impact on the Company’s financial condition or results of operations.

16.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on October 1, 2010 and November 1, 2010. These distributions are to be paid by December 31, 2010.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

16.	Subsequent Events (Continued):

In October 2010, PARC defaulted on its lease and loan obligations to the Company. As a result, the Company is currently negotiating an orderly termination of its leases with PARC and expects to transition those properties to new third-party operators during the off-season. In connection with this default and anticipated termination, the Company recorded a loss on lease termination as of September 30, 2010 totaling approximately $38.5 million, which includes the write-off of approximately $5.5 million in intangible lease assets, $14.6 million in lease incentives and approximately $18.4 million in deferred rents. In addition, the Company recorded a loan loss provision of approximately $5.1 million related to the notes receivable and accrued interest, which will not likely be collected. The Company did, however, collect 90 percent of the total base rents due for the full year of 2010, which totaled approximately $31.1 million. During the fourth quarter of 2010, the Company will likely record an additional loss on lease termination for any working capital deficits assumed when the properties are transitioned to the new operators or any final lease termination payments that may be made. Such amounts cannot be estimated at this time.

On October 25, 2010, Vail Resorts Inc. acquired 100% of the equity interest in the companies that operate Northstar-at-Tahoe Resort and the Village at Northstar from Booth Creek Resort Properties LLC and became the Company’s tenant under the existing leases on the property. In connection with this transaction, Booth Creek repaid a loan with an outstanding balance of approximately $3.9 million including accrued and deferred interest.

As discussed in Note 4, “Real Estate Investment Properties, net” above, the Company has been monitoring the performance of the Great Wolf Lodge properties, which have had ongoing challenges due to the general economic conditions, local market conditions and competition over the past several years. Due to these conditions that are expected to continue at least in the near term, the properties at times have not produced sufficient cash flow to cover debt service on the non-recourse loans encumbering the properties. As a result, the Company has determined that it is not in its best interest to continue to fund debt service at the current level without a modification to the existing loan terms. Therefore, in order to induce the special servicer of the loan pool to enter into discussions regarding a loan restructure, on November 1, 2010, the Company elected not to make the scheduled loan payment, thereby defaulting under the non-recourse loan which had an outstanding principal balance of approximately $62.0 million as of that date. As a result, the loan may be accelerated at the option of the lender. The Company is currently negotiating a modification of the loan in an attempt to obtain more favorable terms, however, there can be no assurances that the Company will be successful in obtaining a modification of the loan terms. If the Company is successful in obtaining a modification of the loan, it may consider continuing to hold the properties long term. However, if the Company is unsuccessful in negotiating more favorable terms, it may decide that it is in its best interest to deed the properties back to the lender in lieu of foreclosure to satisfy the non-recourse loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2010 and December 31, 2009 and for the quarters and nine months ended September 30, 2010 and 2009. Amounts as of December 31, 2009 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2009.

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

GENERAL

CNL Lifestyle Properties, Inc. was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally lease on a long-term, triple-net basis (generally between five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be significant industry leaders. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. Where applicable tax laws permit, we also engage independent third-party managers to operate certain properties. We also make and acquire loans (including mortgage, mezzanine and other loans) generally collateralized by interests in real estate. We have retained CNL Lifestyle Company, LLC (the “Advisor”), as our advisor to provide management, acquisition, advisory and administrative services.

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of November 5, 2010, we had a portfolio of 121 lifestyle properties which when aggregated by initial purchase price is diversified as follows: approximately 27.7% in ski and mountain lifestyle, 24.6% in golf facilities, 17.5% in attractions, 7.8% in marinas and 22.4% in additional lifestyle properties. These assets consist of 22 ski and mountain lifestyle properties, 53 golf facilities, 21 attractions, 17 marinas and eight additional lifestyle properties. Eight of these 121 properties are owned through unconsolidated ventures. As of September 30, 2010, 107 of our 121 properties (including those owned by the DMC Partnership) were subject to long-term triple-net leases to single tenant operators (fully occupied) with a weighted-average lease rate of 9.0% and average lease expiration of 18 years. This rate is based on the weighted-average annualized straight-lined base rent due under our leases. As of the date of this filing, as described in greater detail under “Industry and Portfolio Trends”, we anticipated that a total of 18 leases covering certain of our attractions properties and one additional lifestyle property will be terminated and those properties will be operated by third-party managers under management contracts.

We currently operate and have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 90% of our taxable income to our stockholders and meet other compliance requirements. However, we are subject to income taxes on taxable income from properties operated by third-party managers. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on all of our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our net income (loss) and cash flows. However, we believe that we are organized and have operated in a manner to qualify for treatment as a REIT beginning with the year ended December 31, 2004. In addition, we intend to continue to be organized and to operate so as to remain qualified as a REIT for federal income tax purposes.

Economic and Market Trends

Although the U.S economy began showing some signs of improvement in late 2009 and early 2010, concerns continue to exist of a possible second wave of recession or minimal growth over the next 12 to 24 months. We continue to monitor the economic environment, capital markets and the financial stability of our tenants in an effort to minimize the impact of the economic downturn on us.

During the first nine months of 2010, we experienced an increase in sales of our common stock and a decrease in redemption requests as compared to the same period in 2009. For the nine months ended September 30, 2010 and 2009, our average monthly sales of common stock were approximately $31.8 million and $23.9 million, respectively, and redemption requests totaled approximately 5.3 million shares and 7.4 million shares, respectively.

The availability of debt continues to be limited and, when available, we have seen an increase in the cost of borrowing over historical rates, which we expect to continue. Our portfolio was approximately 26% leveraged at September 30, 2010, with approximately 84% of our debt comprised of long-term, fixed-rate mortgage loans (including amounts which are effectively fixed through the use of interest rate swaps).

In response to the economic and market pressures, we have continued to focus on liquidity, maintained a strong balance sheet with significant cash balances, proactively managed debt with low leverage, closely monitored tenant performance, restructured tenant leases when necessary and strengthened relationships with key constituents including tenants and lenders. We expect to continue to see an increase in real estate transaction volume and believe we are well positioned to take advantage of selected buying opportunities in the current environment.

Industry and Portfolio Trends

The majority of our real estate portfolio is operated by third-party tenant operators under long-term triple-net leases for which we report rental income and are not directly exposed to the variability of property-level operating revenues and expenses. However, the financial and operational performance of our tenants and the general conditions of the industries within which they operate provide indicators about the tenants’ health and their ability to pay our rent. Additionally, operating results for managed properties directly impact our results of operations. During the nine months ended September 30, 2010, our operators reported to us an average increase in revenue of 1.5% and average increase in property-level net operating income of approximately 5.0% as compared to the same period in the prior year.

Despite these improvements in property level performance, some of our tenants have continued to experience operating challenges and limited ability to obtain working capital from lenders or capital partners. While PARC Management (“PARC”) paid its contractual scheduled rent payments to us through September 30, 2010 and reported improved property-level performance over the prior year, its management continued to experience working capital issues and defaulted on its leases and loan obligations to us in October 2010. As a result, we are currently negotiating a termination of our leases with PARC and expect to transition the properties to new third-party operators. Going forward, the rental income that was previously recorded under the operating leases will be replaced by the operating revenues and expenses of the properties in our consolidated statements of operations until new leases are entered into. In connection with the default and the anticipated lease terminations, we recorded a loss on lease termination, during the quarter ended September 30, 2010, totaling approximately $38.5 million, which includes the write-off of approximately $5.5 million in intangible lease assets, $14.6 million in lease incentives and approximately $18.4 million in deferred rents. In addition, we recorded a loan loss provision of approximately $5.1 million related to the notes receivable and accrued interest which we believe may be uncollectible. We did, however, collect 90 percent of the total base rents due for the full year 2010 which totaled approximately $31.1 million. During the fourth quarter of 2010, we will likely record an additional loss on lease termination for any working capital deficits assumed when the properties are transitioned to the new operators and any final lease termination payments. Such amounts cannot be estimated at this time.

We continue to have concentrations of credit risk with our EAGLE and Boyne tenants, which, along with PARC individually accounted for 10 percent or more of our total revenue for the nine months ended September 30, 2010 and for the year ended December 31, 2009 and we continuously monitor the property performance and health of these operators. The failure of any of these tenants to pay contractual lease payments could significantly impact our results of operations and cash flows from operations.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the next 12 months will be for property acquisitions, loans and other permitted investments and for the payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and making loans will be generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by the rental income, net security deposits received from leased properties, property operating income for managed properties, interest payments on the loans we make, interest earned on our cash balances and distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could result in the need to borrow more to maintain the same level of distributions or in a decrease in the level of distributions. In addition, we have a revolving line of credit with a total borrowing capacity of $85.0 million, of which $58.0 million was drawn as of September 30, 2010.

We intend to continue to acquire selected properties and make loans and other permitted investments within the parameters of our conservative investment policies, with proceeds from our public offerings, our line of credit and long-term debt financing. If sufficient capital is not raised, or if affordable debt is unavailable, it could limit our ability to acquire additional properties or make loans and other permitted investments.

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to continue to be generated from properties, loans and other permitted investments to cover a significant portion of such distributions and any temporary shortfalls are expected to be funded with cash borrowed under our line of credit. In the event that our properties do not perform as expected or we are unable to acquire properties at the pace expected, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long-term. Our ability to acquire properties is in part dependent upon our ability to locate and contract with suitable third-party tenants and managers. The inability to locate suitable tenants and operators may delay our ability to acquire certain properties and may impact our cash flows and operating results from properties where existing tenants default. Delays in acquiring properties or making loans with the capital raised from our common stock offerings may adversely affect our ability to pay distributions to our existing stockholders.

We believe that our current liquidity needs for operating expenses, debt service and distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash. We believe that we will be able to refinance the majority of our debt as it comes due or to repay such debt with cash on hand. The acquisition of additional real estate investments will be dependent upon the amount and pace of capital raised through our public offering and our ability to obtain additional long-term debt financing.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of September 30, 2010, we had received approximately $2.9 billion (289.0 million shares) in total offering proceeds from all three offerings. During the period from October 1, 2010 through November 5, 2010, we received additional subscription proceeds of approximately $37.1 million (3.7 million shares).

As of March 31, 2010, we elected to extend our current common stock offering for a period of one year through April 9, 2011. On June 28, 2010, our board of directors determined that we do not expect to commence another public offering of our shares following the termination of our current public offering on April 9, 2011. However, we intend to continue offering shares through our reinvestment plan. In making this decision, the board of directors considered a number of factors, including the Company’s size and diversification of our portfolio and our relatively low leverage and strong cash position, as well as the current stage of our lifecycle.

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

As of September 30, 2010 and December 31, 2009, our indebtedness consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Mortgages payable
Fixed rate debt	$414,286	$416,527
Variable rate debt (1)	157,846	145,861
Sellers financing
Fixed rate debt	68,900	77,100

Total mortgages and other notes payable	641,032	639,488

Line of credit	58,000	99,483

Total indebtedness	$699,032	$738,971

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $102.8 million and $103.0 million as of September 30, 2010 and December 31, 2009, respectively, that has been swapped to fixed rates.

We have been monitoring the performance of the Great Wolf Lodge properties, which have had ongoing challenges due to the general economic conditions, local market conditions and competition over the past several years. As a result of such conditions, the properties at times have not produced cash flow sufficient to cover debt service. As such, we recently determined that it was not in our best interest to continue to fund debt service at the current level without a modification to the existing loan terms. Due to the nature of CMBS loans and the trust documents governing such loan pools, CMBS loan special servicers do not typically negotiate with borrowers unless a loan is in default. Therefore, in order to induce the special servicer of the loan pool to enter into discussions regarding a loan restructure, on November 1, 2010, we elected not to make the scheduled loan payment, thereby defaulting under the non-recourse loan which had an outstanding principal balance of approximately $62.0 million as of that date. As a result, the loan may be accelerated at the option of the lender. The special servicer has demonstrated a willingness to enter into negotiations to restructure the terms of the loan. We are currently negotiating a modification of the loan in an attempt to obtain more favorable terms, however, there can be no assurances that we will be successful in obtaining a modification of the loan terms. If we are not able to restructure the existing loan to our satisfaction, we may deed the properties back to the lender in lieu of foreclosure to satisfy the non-recourse loan.

On August 18, 2010, we repaid $9.0 million and added one additional property as collateral under one of our mortgage debt arrangements with an original principal balance of $140.0 million, in exchange for an extension on the maturity date from February 5, 2013 to February 5, 2016. As of September 30, 2010, the outstanding balance of this mortgage debt was approximately $124.3 million.

On March 30, 2010, we obtained a syndicated revolving line of credit (the “2013 Revolver”) with $85.0 million in total borrowing capacity, of which $58.0 million was drawn as of September 30, 2010. The 2013 Revolver bears interest at LIBOR plus 4.75%, is collateralized by a pool of our properties, matures on March 30, 2013 and requires us to maintain customary financial covenants, including minimum debt service, fixed charge and interest coverage ratios and maximum leverage ratio. As of September 30, 2010, we were in compliance with these covenants. In connection with obtaining the 2013 Revolver, we recorded approximately $2.9 million in loan costs, repaid our previous line of credit with an outstanding balance of approximately $96.6 million and wrote-off approximately $0.4 million in remaining unamortized loan costs from our previous line of credit.

On March 19, 2010, we amended our previously unsecured seller financing arrangement with an outstanding principal balance of approximately $16.9 million as of September 30, 2010, by providing additional collateral of $10.0 million in exchange for an extension of the maturity date from April 1, 2017 to April 1, 2019.

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

On July 6, 2009, we obtained a $20.0 million construction loan for the renovation of the Coco Key Waterpark Resort in Orlando, Florida of which approximately $18.6 million and $6.4 million was drawn as of September 30, 2010 and December 31, 2009, respectively.

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $97.5 million and $67.7 million for the nine months ended September 30, 2010 and 2009, respectively, which consisted primarily of rental income, cash receipts and disbursements for properties operated under management contracts, interest collected on mortgages and other notes receivable, distributions from our unconsolidated entities, security deposits from tenants and interest earned on cash balances offset by payments made for interest on debt and general operating expenses including property operating expenses and asset management fees to our Advisor. The increase in operating cash flows is principally attributable to: (i) fewer rent deferrals in 2010 resulting in an increase in base rent payments received from tenants in 2010 as compared to 2009, (ii) receipts of security deposits from newly acquired properties and the replenishment of the refunded security deposits as a result of certain lease restructures in 2009 and (iii) reduction in acquisition fees and costs, offset, in part, by an increase in interest expense paid as a result of increase in our mortgages and other notes payable. Our cash flows from operations continue to be negatively impacted in the short term by current economic trends and as a result of lease modifications and rent deferrals we have granted to our tenants. As noted in “General – Industry and Portfolio Trends” above, we expect to terminate 18 leases, including 17 leases covering attractions properties leased to PARC, which may adversely affect our cash flows from operations if property net operating income is less than rents received under the previous leases.

Distributions from Unconsolidated Entities

The following table summarizes the distributions declared to us from our unconsolidated entities (in thousands):

Period	DMC Partnership	Intrawest Venture	Total
Quarter ended September 30, 2010	$3,083	$729	$3,812
Quarter ended September 30, 2009	2,641	—	2,641

Increase (decrease)	$442	$729	$1,171

Period	DMC Partnership	Intrawest Venture	Total
Nine months ended September 30, 2010	$8,273	$1,179	$9,452
Nine months ended September 30, 2009	7,588	809	8,397

Increase (decrease)	$685	$370	$1,055

The Retail Villages owned by the Intrawest Venture were impacted by the recession resulting in reduced cash distributions declared to us in 2009. During the nine months ended September 30, 2010, operating results at these properties began to improve, which resulted in greater distributions to us as compared to the same period in 2009. Distributions from the DMC Partnership remained consistent during 2010 as compared to the same period in 2009 as a result of the preferences we have ahead of our partner in this investment.

Acquisitions

During the nine months ended September 30, 2010, we acquired the following real estate investment properties (in thousands):

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

Mortgages and Other Notes Receivable, net

As of September 30, 2010 and December 31, 2009, mortgages and other notes receivable consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Principal	$146,756	$140,228
Accrued interest	3,857	2,628
Acquisition fees, net	1,689	2,956
Loan origination fees, net	(34)	(172)
Loan loss provision	(5,094)	—

Total carrying amount	$147,174	$145,640

On June 15, 2010, an affiliate of Jiminy Peak Mountain Resort, LLC, an existing tenant, acquired Cranmore Mountain Resort and assumed one loan that we originally made to Booth Creek Resort Property, LLC. The loan is collateralized by a portion of the property and had an outstanding principal balance of approximately $8.8 million. In connection with the transaction, the loan was amended with the following terms: annual interest rate of 6.0% with periodic increases to 11.0% over the life of the loan until maturity on September 30, 2017, with monthly interest-only payments. Simultaneously, we committed to provide a $7.0 million construction loan to fund a significant expansion of the property with the following terms: annual interest rate of 9.0% with periodic increases to 11.0% over the life of the loan until maturity on September 30, 2017, with monthly interest-only payments. We obtained a call option, and the new borrower retained a put option, to allow or cause us, to purchase the Cranmore Mountain Resort, if certain criteria are met in years 2015 through 2017. Our obligation to purchase the Cranmore Mountain Resort pursuant to the borrower’s put option is limited to the outstanding loan balance. As of September 30, 2010, approximately $1.7 million was drawn on the construction loan for improvements at the resort.

On March 30, 2010, Marinas International, Inc., an existing borrower, entered into a new construction loan for approximately $3.1 million which is collateralized by one marina property. Approximately $2.8 million was drawn as of September 30, 2010. The loan bears an annual interest rate of 9.0% with monthly interest-only payments until January 1, 2011, at which time, monthly payments of principal and interest in the amount of $25,216 will become due, with unpaid principal and interest due at maturity on December 22, 2021. In addition, Marinas International is required to pay an exit fee at maturity equal to the aggregate of monthly interest payments that would have been payable if the annual interest rate had been 10.25% instead of 9.0%.

On February 10, 2010, PARC Investors, LLC and PARC Operations, LLC, affiliates of our tenant PARC collectively (“PARC Borrowers”) borrowed $3.0 million which is collateralized by membership interests. The loan requires monthly interest-only payments at a fixed rate of 9.0% with principal due at maturity on September 1, 2010. On July 26, 2010, PARC Borrowers exercised their right to extend the maturity date from September 1, 2010 to September 1, 2011. However, as of

September 30, 2010, we deemed this loan and two other loans to the same borrowers to be impaired due to the uncertainty of collection and recorded a full loan loss provision of approximately $5.1 million.

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

The following table details our total distributions to stockholders for the nine month periods ended September 30, 2010 and 2009 (in thousands):

					Sources of Distributions Paid in Cash
Periods	Distributions Per Share	Total Distributions Declared (1)	Distributions Reinvested	Cash Distributions	Cash Flows From Operating Activities (2)
2010 Quarter
First	$0.1563	$38,987	$17,463	$21,524	$25,134
Second	0.1563	40,092	17,913	22,179	28,948
Third	0.1563	41,593	18,465	23,128	43,372

Year	$0.4689	$120,672	$53,841	$66,831	$97,454

2009 Quarter
First	$0.1538	$34,917	$16,304	$18,613	$21,644
Second	0.1913	44,285	20,237	24,048	3,902	(3)
Third	0.1563	37,160	16,909	20,251	42,106

Year	$0.5014	$116,362	$53,450	$62,912	$67,652

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to shareholders to the extent that they are not covered by operating cash flows, FFO and MFFO and such shortfalls are instead covered by borrowings.

(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offerings and debt financings as opposed to operating cash flows. As noted above, FFO and MFFO are key factors used in the determination of distribution levels.

(3)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with cumulative cash flows from operations from prior years and temporary borrowings under our revolving line of credit.

Approximately 100.0% and 87.3% of the distributions for the nine months ended September 30, 2010 and 2009, respectively, constitute a return of capital for federal income tax purposes. Due to seasonality of rent collections, rent deferrals and other factors, the characterization of distributions declared for the nine months ended September 30, 2010 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2010. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Common Stock Redemptions

The following details our redemptions for the nine months ended September 30, 2010 (in thousands except per share data).

2010 Quarters	First	Second	Third	Year to Date
Requests in queue	1,324	1,387	2,263	1,324
Redemptions requested	1,981	1,746	1,583	5,310
Shares redeemed:
Prior period requests	(1,200)	(538)	(540)	(2,278)
Current period requests	(594)	(225)	(226)	(1,045)
Adjustments	(124)	(107)	(37)	(268)

Pending redemption requests (1)	1,387	2,263	3,043	3,043

Average price paid per share	$9.73	$9.83	$9.79	$9.77

FOOTNOTE:

(1)	Requests that are not fulfilled in whole in a particular quarter will be redeemed on a pro rata basis pursuant to the redemption plan.

The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings.

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, and we determine to redeem shares, we will commit to redeem shares on a pro rata basis at the end of each quarter, with the actual redemption occurring at the beginning of the next quarter. Stockholders whose shares are not redeemed due to insufficient funds in that quarter will have their requests carried forward and be honored at such time as sufficient funds exist. In such case, the redemption request will be retained and such shares will be redeemed before any subsequently received redemption requests are honored. Redeemed shares are considered retired and will not be reissued.

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

Stock Issuance Costs and Other Related Party Arrangements

Certain of our directors and officers hold similar positions with CNL Lifestyle Company, LLC and CNL Securities Corp. (the “Managing Dealer”), which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, Inc., the parent company of our Advisor and Managing Dealer. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $51.7 million and $41.3 million for the nine months ended September 30, 2010 and 2009, respectively. Of these amounts, approximately $4.9 million and $4.2 million is included in the due to affiliates line item in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively. Our Advisor and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the nine months ended September 30, 2010 and 2009 were approximately $9.4 million and $9.1 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year. For the expense year ended September 30, 2010, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $7.4 million and $26.1 million as of September 30, 2010 and December 31, 2009, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Impairments. We test the recoverability of our directly-owned real estate whenever events or changes in circumstances indicate that the carrying value of those assets may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use or estimated holding period of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such factors are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying amount of the asset to the estimated fair value. Fair values are generally determined based on incorporating market participant assumptions, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition.

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

RESULTS OF OPERATIONS

General Trends and Effects of Seasonality

As of September 30, 2010 and 2009, we owned 121 and 116 properties directly and indirectly, of which 106 and 102 were 100% leased under long-term triple-net leases, six and three were operated by third-party managers under management contracts and one held for development for both periods, respectively. Eight of these 121 and 116 properties are owned through unconsolidated joint ventures as of September 30, 2010 and 2009. As of the date of this filing, as described in greater detail above under “Industry and Portfolio Trends”, we anticipated that a total of 18 leases covering certain of our attractions properties and one additional lifestyle property will be terminated and those properties will be operated by third-party managers under management contracts. Changes in ownership structure, leasing arrangements, seasonality and timing of acquisitions all impact the comparability of our results of operations from period to period.

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

The following is an analysis and discussion of our operations for the quarter and nine months ended September 30, 2010 as compared to the same periods in 2009 (in thousands except per share data):

	Quarter Ended
	September 30,
	2010	2009	$ Change	% Change
Revenues:
Rental income from operating leases	$52,471	$49,892	$2,579	5.2%
Property operating revenues	24,120	11,558	12,562	108.7%
Interest income on mortgages and other notes receivable	3,663	3,139	524	16.7%

Total revenues	80,254	64,589	15,665	24.3%

Expenses:
Property operating expenses	19,549	10,351	9,198	88.9%
Asset management fees to advisor	6,744	6,275	469	7.5%
General and administrative	3,312	4,070	(758)	-18.6%
Ground lease and permit fees	2,830	2,994	(164)	-5.5%
Acquisition fees and costs	3,166	1,276	1,890	148.1%
Other operating expenses	1,097	158	939	594.3%
Bad debt expense	367	160	207	129.4%
Loan loss provision	5,094	—	5,094	100.0%
Loss (recovery) on lease termination	40,097	(151)	40,248	26654.3%
Impairment provision	26,880	—	26,880	100.0%
Depreciation and amortization	31,904	32,410	(506)	-1.6%

Total expenses	141,040	57,543	83,497	145.1%

Operating income (loss)	(60,786)	7,046	(67,832)	-962.7%

Other income (expense):
Interest and other income	393	307	86	28.0%
Interest expense and loan cost amortization	(12,208)	(10,778)	(1,430)	-13.3%
Equity in earnings of unconsolidated entities	2,811	3,332	(521)	-15.6%

Total other expense	(9,004)	(7,139)	(1,865)	-26.1%

Net loss	$(69,790)	$(93)	$(69,697)	-74943.0%

Loss per share of common stock (basic and diluted)	$(0.26)	$(0.00)	$(0.26)	-100.0%

Weighted average number of shares of common stock outstanding (basic and diluted)	267,353	238,505

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
Revenues:
Rental income from operating leases	$159,135	$155,192	$3,943	2.5%
Property operating revenues	65,537	18,466	47,071	254.9%
Interest income on mortgages and other notes receivable	10,713	9,691	1,022	10.5%

Total revenues	235,385	183,349	52,036	28.4%

Expenses:
Property operating expenses	56,908	16,520	40,388	244.5%
Asset management fees to advisor	19,933	18,579	1,354	7.3%
General and administrative	10,085	11,389	(1,304)	-11.4%
Ground lease and permit fees	9,124	8,713	411	4.7%
Acquisition fees and costs	9,117	12,385	(3,268)	-26.4%
Other operating expenses	3,142	4,680	(1,538)	-32.9%
Bad debt expense	367	2,319	(1,952)	-84.2%
Loan loss provision	5,094	—	5,094	100.0%
Loss on lease termination	40,097	3,804	36,293	954.1%
Impairment provision	26,880	—	26,880	100.0%
Depreciation and amortization	95,095	90,381	4,714	5.2%

Total expenses	275,842	168,770	107,072	63.4%

Operating income (loss)	(40,457)	14,579	(55,036)	-377.5%

Other income (expense):
Interest and other income	535	2,142	(1,607)	-75.0%
Interest expense and loan cost amortization	(36,124)	(29,089)	(7,035)	-24.2%
Equity in earnings of unconsolidated entities	8,513	3,456	5,057	146.3%

Total other expense	(27,076)	(23,491)	(3,585)	-15.3%

Net loss	$(67,533)	$(8,912)	$(58,621)	-657.8%

Loss per share of common stock (basic and diluted)	$(0.26)	$(0.04)	$(0.22)	-550.0%

Weighted average number of shares of common stock outstanding (basic and diluted)	258,532	232,945

Rental income from operating leases. Overall, we experienced a net increase of 5.2% and 2.5% in rental income for the quarter and nine months ended September 30, 2010 as compared to the same periods in 2009, respectively. The increase is attributable to rents from recently acquired properties and capital expansion projects that have increased the lease basis of certain of our properties as compared to the same periods in 2009. These increases were partially offset by lease restructures of certain tenants and three lease terminations discussed under “Property operating revenues” below.

The following information summarizes trends in rental income from operating leases for the quarter and nine months ended September 30, 2010 and 2009.

Properties Subject to Operating Leases	Number of Properties (1)	Total Rental Income (in thousands) for the Quarter Ended September 30,		Percentage of Total 2010 Rental Income	Percentage of Total 2009 Rental Income	Percentage of Total Increase in Rental Income
		2010 (1)	2009 (1)
Acquired prior to July 1, 2009	101	$50,267	$49,892	95.8%	100.0%	14.5%
Acquired after July 1, 2009	6	2,204	—	4.2%	0.0%	85.5%

Total		$52,471	$49,892	100.0%	100.0%	100.0%

Properties Subject to Operating Leases	Number of Properties (1)	Total Rental Income (in thousands) for the Nine Months Ended September 30,		Percentage of Total 2010 Rental Income	Percentage of Total 2009 Rental Income	Percentage of Total Increase (Decrease) in Rental Income
		2010 (1)	2009 (1)
Acquired prior to January 1, 2009	99	$149,024	$147,828	93.6%	95.3%	30.3%
Acquired after January 1, 2009	8	10,111	3,784	6.4%	2.4%	160.5%
Terminated leases (2)	3	—	3,580	0.0%	2.3%	(90.8)%

Total		$159,135	$155,192	100.0%	100.0%	100.0%

FOOTNOTES:

(1)	These amounts only include our consolidated properties operated under long-term triple-net leases and our multi-family residential property.

(2)	Represents rental income on two golf properties and one additional lifestyle property prior to the lease termination at which point we began recording the properties’ operating revenues and expenses in place of rental income.

As of September 30, 2010 and 2009, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.8% as of both periods. The weighted-average lease rate is based on annualized straight-lined base rent due under our leases and the weighted average contractual lease basis of our real estate investment properties subject to operating leases. Additionally, the weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rents granted to tenants. The slight increase in rental income on a same store or comparable set basis for properties acquired prior to 2009 is a result of additional percentage rent earned and increases in lease basis as a result of property improvements which increased the minimum annual lease payments due under the lease.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues and other service revenues. For the quarter and nine months ended September 30, 2010, property operating revenues were approximately $24.1 million and $65.5 million, respectively, as compared to approximately $11.6 million and $18.5 million for the quarter and nine months ended September 30, 2009, respectively, and are not directly comparable. We began recording the operating results of three of our properties that are operated by third-party management companies as a result of leases that were terminated in 2009 and previously accounted for as operating leases, as well as the operations from two properties that were previously unconsolidated and owned by the Wolf Partnership that we began consolidating effective August 6, 2009 upon our acquisition of our former partner’s interests in that partnership.

Interest income on mortgages and other notes receivable. For the quarter and nine months ended September 30, 2010, we recorded interest income totaling approximately $3.7 million and $10.7 million as compared to approximately $3.1 million and $9.7 million for the quarter and nine months ended September 30, 2009, respectively, on our performing loans with an aggregate principal balance of approximately $141.7 million and $145.7 million as of September 30, 2010 and 2009, respectively. The increase is attributable to loans made by us subsequent to September 30, 2009. As of September 2009, we had one non-performing loan with a principal balance of $40.0 million for which no interest income was recorded for the nine months ended September 30, 2009 and was subsequently foreclosed and satisfied.

Property operating expenses. Property operating expenses from managed properties are derived from our operations as discussed above. For the quarter and nine months ended September 30, 2010, property operating expenses were approximately $19.5 million and $56.9 million, respectively, as compared to approximately $10.4 million and $16.5 million for the quarter and nine months ended September 30, 2009, respectively, and are not directly comparable. See “Property operating revenues” above for further information.

Asset management fees to advisor. Monthly asset management fees of 0.08334% of invested assets are paid to our Advisor for the acquisition of real estate assets and making loans. Total asset management fees were approximately $6.7 million and $19.9 million for the quarter and nine months ended September 30, 2010 as compared to approximately $6.3 million and $18.6 million for the quarter and nine months ended September 30, 2009, respectively. The increase in fees is due to an increase in real estate assets under management as a result of the acquisition of additional real estate properties we acquired and loans we made during the past twelve months.

General and administrative. General and administrative expenses were approximately $3.3 million and $10.1 million for the quarter and nine months ended September 30, 2010 as compared to approximately $4.1 million and $11.4 million for the quarter and nine months ended September 30, 2009, respectively. The decrease is primarily due to a reduction in employee costs allocated by the Advisor for accounting, legal and administrative personnel, offset, in part, by an increase in legal and professional services.

Ground lease and permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of our triple-net leases with those tenants. These expenses have corresponding revenues included in the rental income described above. For the quarter ended September 30, 2010 and 2009, ground lease, concession holds and land permit fees were approximately $2.8 million and $3.0 million, respectively. The decrease is attributable to the reduction in gross revenue of certain underlying properties reducing ground lease and permit fees. For the nine months ended September 30, 2010 and 2009, ground lease, concession holds and land permit fees were approximately $9.1 million and $8.7 million, respectively. The increase is attributable to the growth of our properties portfolio offset against the reduction in gross revenue of certain underlying properties reducing ground lease and permit fees.

Acquisition fees and costs. Effective January 1, 2009, we began expensing acquisition fees and costs as a result of a newly issued accounting standard. Upon adoption of the new standard on January 1, 2009, we were required to initially expense approximately $5.9 million in acquisition fees and costs that were incurred prior to December 31, 2008 and capitalized on our balance sheet. Acquisition fees and costs incurred for the quarter and nine months ended September 30, 2010, were approximately $3.2 million and $9.1 million, respectively. Acquisition fees and costs incurred for the quarter and nine months ended September 30, 2009 unrelated to the initial adoption of the new standard, were approximately $1.3 million and $6.5 million, respectively.

Other operating expenses. Other operating expenses totaled approximately $1.1 million and $3.1 million for the quarter and nine months ended September 30, 2010, as compared to approximately $0.2 million and $4.7 million for the quarter and nine months ended September 30, 2009, respectively. The increase for the quarter ended September 30, 2010 as compared to the same period in 2009 is primarily due to additional capital expenditures incurred. The decrease for the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily a result of lower repairs and maintenance expenses incurred. Capital expenditures are made from the capital improvement reserve accounts for replacements, refurbishments, repairs and maintenance at our properties. Certain expenditures, that do not substantially enhance the property value or increase the estimated useful lives, cannot be capitalized and are expensed.

Bad debt expense. Bad debt expense was approximately $0.4 million for both the quarter and nine months ended September 30, 2010 as compared to approximately $0.2 million and $2.3 million for the quarter and nine months ended September 30, 2009, respectively. The increase for the quarter ended September 30, 2010 as compared to the same period in 2009 is primarily due to the write-off of rents receivable relating to PARC properties that were deemed uncollectible. See Note 7 of the financial statements in Item 1 for additional information. The decrease for the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to the write-off of past due rents receivable that were deemed uncollectible from a tenant who’s lease was terminated during the first six months of 2009.

Loan loss provision. Loan loss provision was approximately $5.1 million for the quarter and nine months ended September 30, 2010 as a result of the write-off of notes receivable from PARC properties that were deemed uncollectible. See “Management’s Discussion and Analysis of Financial Condition and Liquidity and Capital Resources – Mortgages and Other Notes Receivables” above for additional information. For the quarter and nine months ended September 30, 2009, all of our notes receivable were deemed collectible.

Loss (recovery) on lease termination. Loss on lease termination was approximately $40.1 million for the quarter and nine months ended September 30, 2010 as compared to approximately $(0.2) million and $3.8 million for the quarter and nine months ended September 30, 2009, respectively. The increase is due to the recording of lease terminations for 18 properties during 2010 as discussed above as compared to three properties during the same period in 2009.

Impairment provision. We recorded impairment provisions totaling approximately $26.9 million during the quarter and nine months ended September 30, 2010 for the two Great Wolf properties, one golf property and one attraction property. For the quarter and nine months ended September 30, 2009, we did not record any impairments on our properties.

Depreciation and amortization. Depreciation and amortization expenses were approximately $31.9 million and $95.1 million for the quarter and nine months ended September 30, 2010 as compared to approximately $32.4 million and $90.4 million for the quarter and nine months ended September 30, 2009, respectively. The decrease for the quarter ended September 30, 2010 as compared to the same period in 2009 is due to certain assets under capital leases that became fully depreciated during the first six months of 2010. The increase for the nine months end September 30, 2010 as compared to the same period in 2009 is due to the acquisition of real estate properties acquired in 2009 which were depreciated for the full nine months ended September 30, 2010, and properties acquired in 2010.

Interest and other income. Interest and other income totaled approximately $0.4 million and $0.5 million for the quarter and nine months ended September 30, 2010, respectively, as compared to approximately $0.3 million and $2.1 million for the same periods in 2009, respectively. The increase for the quarter ended September 30, 2010 as compared to the same period in 2009 is primarily due to recognition of gains from the sale of equipment at certain of our properties. The decrease for the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to a general decrease in rates paid by depository institutions on short-term deposits and a reduction in average cash on hand during 2010 as compared to 2009. During the quarter and nine months ended September 30, 2010, we received an average yield of 0.17% and 0.46% as compared to an average yield of 0.60% and 0.82%, during the same periods in 2009. Our average uninvested offering proceeds, based on month-end balances, was approximately $151.3 million and $122.6 million during the quarter and nine months ended September 30, 2010 as compared to $155.1 million and $172.3 million during the same periods in 2009, respectively.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $12.2 million and $36.1 million for the quarter and nine months ended September 30, 2010 as compared to approximately $10.8 million and $29.1 million for the quarter and nine months ended September 30, 2009, respectively. The increase was attributable to the increase in our borrowings. In addition, in March 2010, we wrote-off the remaining unamortized loan costs from our previous line of credit as a result of obtaining a new line of credit.

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	Quarter Ended September 30,
	2010	2009	$ Change	% Change
Wolf Partnership	n/a	$1,077	$(1,077)	-100.0%
DMC Partnership	2,717	2,517	200	7.9%
Intrawest Venture	94	(262)	356	135.9%

Total	$2,811	$3,332	$(521)

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Wolf Partnership	n/a	$(2,657)	$2,657	100.0%
DMC Partnership	8,058	7,216	842	11.7%
Intrawest Venture	455	(1,103)	1,558	141.3%

Total	$8,513	$3,456	$5,057

Equity in earnings of unconsolidated decreased by approximately $0.5 million for the quarter ended September 30, 2010 as compared to the same period in 2009 primarily due to our acquisition of the remaining interest in the Wolf Partnership in August 2009 which resulted in the consolidation of these properties’ operations and no longer reporting its operating results within equity in earnings, offset in part by increases in equity in earnings from DMC Partnership and the Intrawest Venture. Equity in earnings increased by approximately $5.1 million for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to our acquisition of the remaining interest in the Wolf Partnership in August 2009 which resulted in the consolidation of these properties’ operations and no longer reporting its operating results within equity in earnings. In addition, during 2009, we increased our ownership interest in the DMC Partnership which resulted in an increase in our allocation of income due to our distribution preferences and how such preferences impact income allocations under the hypothetical liquidation at book value (“HLBV”) method of accounting. Operating results for the Intrawest Venture showed improvement as a result of increased rents resulting from an increase in consumer spending at the properties.

Net loss and loss per share. The increase in net loss and loss per share for the quarter and nine months ended September 30, 2010 as compared to the same period in 2009 were attributable to (i) the recording of an impairment provisions on two Great Wolf properties, one golf property and one attraction property, (ii) losses recorded on the lease terminations relating to our attractions properties leased to PARC and to our Coco Key property, (iii) an increase in interest expense from additional borrowings and depreciation expense in the current year as a result of acquisitions of properties, (iv) additional acquisition fees and costs expense offset, in part, by (v) an increase in net operating income from properties that are being operated by third-party management companies that were being leased in the prior year, and (vi) an increase in rental income from recently acquired properties.

OTHER

Funds from Operations and Modified Funds from Operations

FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, which is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance. In addition to FFO, we use MFFO, which excludes acquisition-related costs and non-recurring charges such as impairments, the write-off of in place lease intangibles and other similar costs associated with lease terminations and fair value adjustments to contingent purchase price obligations in order to further evaluate our ongoing operating performance.

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

We believe MFFO is helpful to our investors and our management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities, such as the payment of acquisition expenses that are directly associated with property acquisition, and other non-operating items historically included in the computation of FFO such as impairments and non-recurring charges associated with lease terminations and the write-off of in place lease intangibles and other deferred charges. Acquisition expenses are paid for with proceeds from our common stock offerings or debt proceeds rather than paid for with cash generated from operations. Costs incurred in connection with acquiring a property are generally added to the contractual lease basis of the property thereby generating future incremental revenue rather than creating a current periodic operating expense and are funded through offering proceeds rather than operations. Similarly, new accounting standards require us to estimate any future contingent purchase consideration at the time of acquisition and subsequently record changes to those estimates or eventual payments in the statement of operations even though the payment is funded by offering proceeds. Previously under GAAP, these amounts would be capitalized, which is consistent with how these incremental payments are added to the contractual lease basis used to calculate rent for the related property and generates future rental income. Impairments and other non-recurring non-cash write-offs are not indicative of ongoing results of operations. Therefore, we exclude these amounts in the computation of MFFO. By providing MFFO, we present information that is more consistent with management’s long term view of our core operating activities and is more reflective of a stabilized asset base.

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

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the quarter and nine months ended September 30, 2010 and 2009 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(69,790)	$(93)	$(67,533)	$(8,912)

Adjustments:
Depreciation and amortization	31,904	32,410	95,095	90,381
Net effect of FFO adjustment from unconsolidated entities (1)	2,727	3,959	8,412	12,237

Total funds from operations	$(35,159)	$36,276	$35,974	$93,706

Acquisition fees and costs	3,166	1,276	9,117	12,385
Impairment of real estate assets	26,880	—	26,880	—
Impairment of lease assets	21,830	—	21,830	569
Loan impairments	5,094	—	5,094	—
Write-off of non-cash deferred charges	—	—	—	2,189

Modified funds from operations	$21,811	$37,552	$98,895	$108,849

Weighted average number of shares of common stock outstanding (basic and diluted)	267,353	238,505	258,532	232,945

FFO per share (basic and diluted)	$(0.13)	$0.15	$0.14	$0.40

MFFO per share (basic and diluted)	$0.08	$0.16	$0.38	$0.47

FOOTNOTE:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.

Total FFO and FFO per share were approximately $(35.2) million and $36.0 million or $(0.13) and $0.14 for the quarter and nine months ended September 30, 2010, respectively. Comparatively, FFO and FFO per share were approximately $36.3 million and $93.7 million or $0.15 and $0.40 for the quarter and nine months ended September 30, 2009, respectively. The decrease in FFO and FFO per share is attributable principally to: (i) the recording of real estate impairments relating to the two Great Wolf properties, one golf property and one attraction property, (ii) the write-off of lease assets resulting from lease terminations and (iii) an increase in interest expense from additional borrowings, offset, in part, by an increase in net operating income from properties that are being operated by third-party management companies that were being leased in the prior year and a reduction in acquisition fees and costs.

Total MFFO and MFFO per share were approximately $21.8 million and $98.9 million or $0.08 and $0.38 for the quarter and nine months ended September 30, 2010, respectively. Comparatively, MFFO and MFFO per share were approximately $37.6 million and $108.8 million or $0.16 and $0.47 for the quarter and nine months ended September 30, 2009, respectively. The decrease in MFFO and MFFO per share is attributable principally to: (i) the write-off of deferred rent from prior GAAP straight line adjustments as discussed above and (ii) an increase in interest expense from additional borrowings, offset, in part, by an increase in net operating income from properties that are being operated by third-party management companies that were being leased in the prior year.

OFF BALANCE SHEET ARRANGEMENTS

See our annual report on Form 10-K for the year ended December 31, 2009 for a summary of our Off Balance Sheet Arrangements.

EVENTS OCCURRING SUBSEQUENT TO SEPTEMBER 30, 2010

Our board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on October 1, 2010 and November 1, 2010. These distributions are to be paid by December 31, 2010.

As noted above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio and Industry Trends,” PARC defaulted on its leases and loan obligations to us in October 2010.

On October 25, 2010, Vail Resorts Inc. acquired 100% of the equity interest in the companies that operate Northstar-at-Tahoe Resort and the Village at Northstar from Booth Creek Resort Properties LLC and became our tenant under the existing leases on the property. In connection with this transaction, Booth Creek repaid a loan with an outstanding balance of approximately $3.9 million including accrued and deferred interest.

As discussed above under “Sources of Liquidity and Capital Resources - Borrowings,” on November 1, 2010 we elected not to make the scheduled loan payment on our non-recourse loans collateralized by the Great Wolf Lodge properties in order to induce the special servicer of the loan pool to enter into discussions regarding a loan restructure. Due to the nature of CMBS loans and the trust documents governing such loan pools, CMBS loan special servicers do not typically negotiate with borrowers unless a loan is in default. The special servicer has now indicated a willingness to enter into negotiations to restructure the terms of the loan and we are currently negotiating a modification of the loan in an attempt to obtain more favorable terms. However, there can be no assurances that we will be successful in obtaining a modification of the loan terms. If we are not able to restructure the existing loan to our satisfaction, we may deed the property back to the lender in lieu of foreclosure to satisfy the non-recourse loan.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of September 30, 2010:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3 (3)	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$99,206	$268,021	$257,371	$251,312	$875,910
Obligations under capital leases	2,527	2,264	331	—	5,122
Obligations under operating leases (2)	14,654	29,172	29,136	266,444	339,406

Total	$116,387	$299,457	$286,838	$517,756	$1,220,438

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties, and the $58.0 million drawn on our syndicated revolving line of credit. Future interest payments on our variable rate debt and line of credit were estimated based on a LIBOR forward rate curve.

(2)	This line item represents obligations under ground leases, concession holds and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

(3)	Includes mortgage loans of approximately $62.0 million that may be accelerated at the option of the lender.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration (1)	$2,095	$—	$—	$—	$2,095
Capital improvements (2)	37,368	4,781	2,137	—	44,286
Loan commitments (3)	5,625	—	—	—	5,625

Total	$45,088	$4,781	$2,137	$—	$52,006

FOOTNOTES:

(1)	In connection with the acquisition of Wet’n’Wild Hawaii we agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years, of which approximately $12.4 million was paid during the nine months ended September 30, 2010. The additional purchase price consideration is not to provide compensation for services but is based on the property achieving certain financial performance goals. In accordance with relevant accounting standards, we recorded the fair value of this contingent liability in our unaudited condensed consolidated balance sheets as of September 30, 2010.

In connection with our acquisition on March 12, 2010 of four marinas, we agreed to pay additional purchase consideration up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, we have determined, based on our estimates and the likelihood of the properties achieving such thresholds, that the fair value of the liability was zero as of September 30, 2010.

(2)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

(3)	In connection with the transactions relating to Jiminy Peak Mountain Resort, LLC and Marinas International Inc., discussed above under “Mortgages and other notes receivable, net”, we are committed to fund, in aggregate, approximately $10.1 million in construction loans of which approximately $4.5 million was drawn as of September 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2010		2011		2012		2013		2014	Thereafter		Total	Fair Value
Fixed rate debt	$2,203		$64,926		$13,630		$73,646		$97,906	$234,545		$486,856	$456,652	(1)
Weighted average interest rates of maturities	6.19%		8.91%		6.51%		6.16%		6.17%	6.38%		6.64%
Variable rate debt	196		44,444		867		58,923	(5)	17,601 (4)	93,815		215,846	210,242	(6)
Average interest rate	Prime or LIBOR + 2	% (2)		(3)		(3)		(3)	CDOR + 3.75%	LIBOR + Spread	(2) (5)

Total debt	$2,399		$109,370		$14,497		$132,569		$115,507	$328,360		$702,702	$666,894

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2010. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

(2)	The 30-day LIBOR rate was approximately 0.26% at September 30, 2010. The 30-day CDOR rate was approximately 1.18% as of September 30, 2010.

(3)	The average interest rate from year 2011 through 2013 consists of (i) 30-day LIBOR +3.25% on the $10.0 million loan collateralized by our Jimmy Peak Mountain Resort property and (ii) 30-day CDOR + 3.75% on the $20.0 million loan collateralized by our Cypress Ski Resort property.

(4)	On November 30, 2009, we obtained a $20.0 million loan (denominated in Canadian dollars) collateralized by our Cypress Ski Resort property. The loan matures on December 1, 2014 and bears interested at CDOR plus 3.75% that has been fixed with an interest rate swap to 6.43% for the term of the loan. The loan requires monthly payments of principal and interest based on a 20-year amortization schedule. The balance as of September 30, 2010 has been converted from Canadian dollars to U.S. dollar at an exchange rate of 1.03 Canadian dollars for $1.00 U.S. dollar on September 30, 2010. The fair value of this instrument has been recorded as an asset of approximately $0.6 million.

(5)	On March 30, 2010, we obtained a syndicated revolving line of credit (the “2013 Revolver”) with $85.0 million in total borrowing capacity of which $58.0 million was drawn as of September 30, 2010. The 2013 Revolver bears interest at LIBOR plus 4.75%, is collateralized by a pool of our lifestyle properties and matures on March 30, 2013. In connection with obtaining the 2013 Revolver, we repaid our previous line of credit with an outstanding balance of approximately $96.6 million.

On September 29, 2009, we obtained a $10.0 million loan collateralized by the Jiminy Peak Mountain Resort property. The loan requires monthly payments of interest and principal with the remaining principal and accrued interest payable upon maturity on September 1, 2019. For the entire term, the loan bears interest at a 30-day LIBOR plus 3.25%. However, we entered into an interest rate swap and thereby fixing the rate to 6.89%. The fair value of this instrument has been recorded as a liability of approximately $1.0 million.

On December 31, 2007, we obtained a loan for approximately $85.4 million. The loan bears interest at 30-day LIBOR plus 1.72% on the first $57.3 million, 30-day LIBOR plus 1.5% (of which 1.25% is deferred until maturity) on the next $16.7 million and 30-day LIBOR plus 1.5% on the remaining $11.4 million (of which approximately all is deferred until maturity). On January 2, 2008, we entered into two interest rate swaps to hedge the variable interest rate. The instruments, which were designated as cash flow hedges of interest payments from their inception, swap the rate on the first $57.3 million of debt to a blended fixed rate of 6.0% per year and on the next $16.7 million to a blended fixed rate of 5.8% for the term of the loan (of which 1.25% is deferred until maturity). The fair value of these instruments has been recorded as a liability of approximately $9.0 million.

(6)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2010. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.9 million for the nine months ended September 30, 2010. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates it is not intended to predict future results as our actual results will likely vary.

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

Use of Proceeds

As of September 30, 2010, we sold approximately $2.9 billion (289.0 million shares) in connection with our offerings, including approximately $250.8 million (26.4 million shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from our offerings do not include 20,000 shares purchased by our Advisor for $200,000 preceding the commencement of our first offering or 117,706 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, Inc., the parent company of our Advisor and wholly owned indirectly by our chairman of the board and his wife.

As of September 30, 2010, we incurred the following aggregate expenses in connection with the issuance of our registered securities on our offerings (in thousands):

Selling commissions	$180,024
Marketing support fee and due diligence expense reimbursements	75,785
Offering costs and expenses	43,926

Offering and stock issuance costs	$299,735

Selling commissions, marketing support fee and due diligence expenses are paid to our Managing Dealer and a substantial portion of the selling commissions, marketing support fees and all of the due diligence expenses are re-allowed to third-party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our Advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $2.6 billion at September 30, 2010. As of September 30, 2010, we invested approximately $2.3 billion in properties, loans and other permitted investments.

Redemption of Shares and Issuer Purchases of Equity Securities

For the nine months ended September 30, 2010, we received total redemption requests of approximately 5.3 million shares, of which 2.3 million shares relating to prior period requests were redeemed and 1.0 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $9.77. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Common Stock Redemptions.”

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

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25.0% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5.0% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the nine months ended September 30, 2010, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan
July 1, 2010 through July 31, 2010	—		—	5,073,943
August 1, 2010 through August 31, 2010	—		—	5,073,943
September 1, 2010 through September 30, 2010	766,073	$9.79	766,073	6,361,248	(1)

Total	766,073		766,073

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 5.	Other Information – None

Item 6.	Exhibits

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of November, 2010.

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