Form 10-K
period 2010-12-31
CNL LIFESTYLE PROPERTIES INC
filed 2011-03-21
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.05 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of common stock, the registrant has an ongoing primary offering of its shares of common stock pursuant to a registration statement on Form S-11. In each of its primary offerings, the registrant sold shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately 262,971,959.

As of March 10, 2011, there were 293,530,034 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Lifestyle Properties, Inc. Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2011.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: continued or worsening economic environment, the lack of available debt for us and our tenants, including our inability to refinance existing debt, the general decline in value of real estate, conditions affecting the CNL brand name, increased direct competition, changes in government regulations or accounting rules, changes in local and national real estate conditions, our ability to obtain additional lines of credit or long-term financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, availability of capital to expand and enhance our properties, our tenants’ inability to increase revenues or manage rising costs, our ability to identify suitable investments, our ability to close on identified investments, our ability to locate suitable tenants and operators for our properties and borrowers for our loans, tenant or borrower defaults under their respective leases or loans, tenant or borrower bankruptcies and inaccuracies of our accounting estimates. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

Our principal investment objectives include investing in a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We primarily invest in lifestyle properties in the United States that we believe have the potential for long-term growth and income generation. Our investment thesis is supported by demographic trends which we believe affect consumer demand for the various lifestyle asset classes that are the focus of our investment strategy. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We primarily lease our properties on a long-term, triple-net or gross basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be significant industry leaders. To a lesser extent, we also make and acquire loans (including mortgage, mezzanine and other loans), enter into joint ventures related to interests in real estate and engage third-party operators to manage certain properties on our behalf as permitted under applicable tax regulations.

Following our investment policies of acquiring carefully selected and well-located lifestyle and other income producing properties, we believe we have built a unique portfolio of assets with established long-term operating histories, and have created balanced diversification within the portfolio by region, operator and asset class. We will continue to focus on select acquisitions of income producing properties that we believe will enhance the portfolio and provide long-term value to our stockholders, while also concentrating on the management and oversight of our existing portfolio. We have also maintained a strong balance sheet and cash position with a low leverage ratio.

While we have primarily acquired wholly owned properties subject to long-term triple-net leases, we also make investments in properties through joint ventures, and to a lesser extent, engaged third-party operators to manage certain properties on our behalf. The following represents our types of property investments by number of total properties as of March 10, 2011:

Asset classes and portfolio diversification. As of March 10, 2011, we had a portfolio of 150 lifestyle properties which when aggregated by initial purchase price was diversified as follows: approximately 23% in ski and mountain lifestyle, 21% in golf facilities, 14% in senior living, 16% in attractions, 7% in marinas and 19% in additional lifestyle properties. These assets consist of 22 ski and mountain lifestyle properties, 53 golf facilities, 29 senior living facilities, 21 attractions, 17 marinas and eight additional lifestyle properties. Thirty-seven of these 150 properties are owned through unconsolidated entities. Many of our properties feature characteristics that are common to more than one asset class, such as a ski resort with a golf facility. Our asset classifications are based on the primary property usage. The pie chart below shows our asset class diversification as of March 10, 2011, by initial purchase price.

Our real estate investment portfolio is geographically diversified with properties in 32 states and two Canadian provinces. The map below shows our current property allocations across geographic regions as of March 10, 2011.

Our tenants and operators. We generally attempt to lease our properties to tenants and operators that we consider to be significant industry leaders. However, we do not believe the success of our properties is based solely on the performance or abilities of our tenant operators. In some cases, we consider the assets we have acquired to be unique, iconic or nonreplicable which by their nature have an intrinsic value. In addition, in the event a tenant is in default and vacates a property, under special provisions in the tax laws we are able to engage a third-party manager to operate the property on our behalf for a period of time until we re-lease it to a new tenant. During this period, the property remains open and we receive any net earnings from the property’s operations, although these amounts may be less than the rents that were contractually due under the prior leases. Any taxable income from these properties will be subject to income tax until we re-lease these properties to new tenants.

Our leases and ventures. As part of our net lease investment strategy, we either acquire properties directly or purchase interests in entities that own the properties. Once we acquire the properties, we either lease them back to the original seller or to a third-party operator. These leases are usually structured as triple-net leases which means our tenants are generally responsible for repairs, maintenance, property taxes, ground lease or permit expenses (where applicable), utilities and insurance for the properties that they lease. The weighted-average lease rate of our consolidated properties subject to long-term triple-net leases as of December 31, 2010 was approximately 8.8%. This rate is based on the weighted-average annualized straight-lined base rent due under our leases.

Our leases are generally long-term in nature (generally five to 20 years with multiple renewal options). We have no near-term lease expirations (other than at our one multi-family residential property, which generally enters into one-year leases with its tenants) with the first long-term lease expiring in December 2021, excluding available renewal periods. As of March 10, 2011, the average lease expiration of our portfolio (excluding our multi-family residential property and our unconsolidated properties) was approximately 17 years with the following breakdown:

We typically structure our leases to provide for the payment of a minimum annual base rent with periodic increases in base rent over the lease term. In addition, our leases provide for the payment of percentage rent normally based on a percentage of gross revenues generated at the property over certain thresholds. Within the provisions of our leases, we also generally require the payment of capital improvement reserve rent. Capital improvement reserves are paid by the tenant and are generally based on a percentage of gross revenue of the property and are set aside by us for capital improvements, replacements and other capital expenditures at the property. These amounts are and will remain our property during and after the term of the lease and help maintain the integrity of our assets.

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

We have entered into joint ventures in which our partners subordinate their returns to our minimum return. This structure provides us with some protection against the risk of downturns in performance but may allow our partners to obtain a higher rate of return on their investment than we receive if the underlying performance of the properties exceeds certain thresholds. As of March 10, 2011, we had a total of 37 properties owned through three unconsolidated joint ventures.

Our managed properties. In certain circumstances, and subject to applicable tax regulations, we may engage third-party operators to manage properties on our behalf. For example, when beneficial to our investment structure, we may engage third-party operators to manage hotels and senior living properties under the TRS leasing structure. In addition, in the case of a tenant default and lease termination, we may engage a third-party manager to operate the property on our behalf for a period of time until we can re-lease the property. This allows us time to stabilize the property, if necessary, and enter into a new lease when market conditions are potentially more favorable. During this managed period, we recognize all the underlying property operating revenues and expenses in our consolidated financial statements and may be subject to more direct operating risk. As of March 10, 2011, we had 23 managed properties including four hotels, two golf courses, 16 attractions and one multi-family residential property.

Our loans. As part of our overall investment and lending strategy, we have made and may continue to make or acquire loans (including mortgage, mezzanine or other loans) with respect to any of the asset classes in which we invest. We generally make loans to the owners of properties to enable them to acquire land, buildings, or both, or to develop property or as part of a larger acquisition. In exchange, the owner generally grants us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property. Our loans generally require fixed interest payments. We expect that the interest rate and terms for long-term mortgage loans (generally, 10 to 20 years) will be similar to the rate of return on our long-term net leases. Mezzanine loans and other financings for which we have a secondary-lien or collateralized interest will generally have shorter terms (one to two years) and higher interest rates than our net leases and long-term mortgage loans. With respect to the loans that we make, we generally seek loans with collateral values resulting in a loan-to-value ratio of not more than 85%.

Our common stock offerings. As of December 31, 2010, we had raised approximately $3.0 billion (301.2 million shares) through our public offerings. During the period January 1, 2011 through March 10, 2011, we raised an additional $88.3 million (8.8 million shares). We have and will continue to use the net proceeds from our offerings to make select investments. We do not intend to commence another public offering of our shares following the completion of our current public offering on April 9, 2011. However, we intend to continue offering shares through our reinvestment plan. In making this decision, the board of directors considered a number of factors, including the Company’s size and diversification of our portfolio, our relatively low leverage and strong cash position, as well as the current stage of our lifecycle.

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

As part of our diversification strategy, we have considered the varying and complimentary seasonality of our asset classes and portfolio mix. For example, the peak operating season of our ski and mountain lifestyle assets is staggered against the peak seasons in our attractions and golf portfolios to balance and mitigate the risks associated with seasonality. Generally seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with Generally Accepted Accounting Principles (“GAAP”). However, seasonality does impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows and the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues. In addition, seasonality directly impacts properties where we engage third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating season. Our consolidated operating results and cash flows will fluctuate quarter to quarter depending on the number and types of properties being managed by third-party operators and the seasonal results of those properties.

Competition. As a REIT, we have historically experienced competition from other REITs (both traded and non-traded), real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds, healthcare providers, and other investors, including, but not limited to, banks and insurance companies, many of which generally have had greater financial resources than we do for the purposes of leasing and financing properties within our targeted asset classes. These competitors often also have a lower cost of capital and are subject to less regulation. The level of competition impacts both our ability to raise capital, find real estate investments and locate suitable tenants. We may also face competition from other funds in which affiliates of our Advisor participate or advise.

In general, we perceive there to be a lower level of competition for the types of assets that we have acquired and intend to acquire in comparison to assets in core real estate sectors based on the number of willing buyers and the volume of transactions in their respective markets. Accordingly, we believe that being focused in specialty or lifestyle asset classes allows us to take advantage of unique opportunities. Some of our key competitive advantages are as follows:

•	We acquire assets in niche sectors which historically trade at higher cap rates than other core commercial real estate sectors such as Apartment, Industrial, Office and Retail.

•	Some of our targeted assets classes, such as golf and ski, have experienced a net reduction in new supply, which has better equalized supply and demand.

•

Certain of our lifestyle properties have inherently high barriers to entry. For example, the process of obtaining permits to create a new ski resort or marina is highly regulated and significantly more difficult than obtaining permits for the construction of new office or retail space. Additionally, general geographic constraints, such as the availability of suitable waterfront property or mountain terrain, are an inherent barrier to entry in several of our asset classes. There are also high costs associated with building a new ski resort or regional gated attractions that may be prohibitive to potential market participants.

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

Significant tenants and borrowers. As of December 31, 2010 and 2009 and for the three years ended through December 31, 2010, we had the following tenants that individually accounted for 10% or more of our aggregate total revenues or assets.

Tenant	Number & Type of Leased Properties	Percentage of Total Revenues				Percentage of Total Assets
		2010		2009	2008	2010	2009
PARC Management, LLC (“PARC”)(1)	— (1)	11.0	%(1)	18.3%	21.0%	— (1)	14.3%
Boyne USA, Inc. (“Boyne”)	7 Ski & Mountain	12.6%		15.3%	19.4%	8.8%	9.2%
	Lifestyle Properties
Evergreen Alliance Golf Limited, L.P. (“EAGLE”)	43 Golf Facilities	12.1%		14.3%	20.6%	14.6%	15.4%
Booth Creek Ski Holding, Inc.(2) (“Booth”)	1 Ski & Mountain	1.8%		8.3%	12.2%	1.2%	6.3%
	Lifestyle Property

FOOTNOTES:

(1)	As of December 31, 2010, we were in the process of transitioning all of our properties previously leased to PARC to new third-party managers. This process was completed in February 2011 and PARC is no longer a tenant of the Company.

(2)	On October 25, 2010, Vail Resorts Inc. acquired 100% of the equity interest in the companies that operate Northstar-at-Tahoe Resort and The Village at Northstar from Booth Creek Resort Properties LLC and became our tenant under the existing leases on the properties.

The significance of any given tenant or operator, and the related concentration of risk generally decrease as additional properties and operators are added to the portfolio. As shown above, there were only two tenants that individually accounted for 10% or more of our total revenues or assets as of December 31, 2010.

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

Recent tax legislation. On October 18, 2010, the IRS published final regulations that require us to report the cost basis and gain or loss to a stockholder upon the sale or liquidation of “covered shares.” For purposes of the final regulations, all shares acquired by non-tax exempt stockholders on or after January 1, 2011 will be considered “covered shares” and will be subject to the new reporting requirement. In addition, beginning on January 1, 2012, all shares acquired by non-tax exempt stockholders through our Distribution Reinvestment Plan (DRP) will also be considered “covered shares.”

Upon the sale or liquidation of “covered shares,” a broker must report both the cost basis of the shares and the gain or loss recognized on the sale of those shares to the stockholder and to the IRS on Form 1099-B. In addition, effective January 1, 2011, S-corporations will no longer be exempt from Form 1099-B reporting and shares purchased by an S-corporation on or after January 1, 2012 will be “covered shares” under the final regulations. If we take an organizational action such as a stock split, merger, acquisition or return of capital distribution that affects the cost basis of “covered shares,” we will report to each stockholder and to the IRS a description of any such action and the quantitative effect of that action on the cost basis on an information return.

We have elected the first in, first out (FIFO) method as the default for calculating the cost basis and gain or loss upon the sale or liquidation of “covered shares”. A non-tax exempt stockholder may elect a different method of computation until the settlement date of the sold or liquidated shares. The election must be made in writing. Stockholders should consult with their tax advisors to determine the appropriate method of accounting for their investment.

Recently enacted legislation will require, after December 31, 2012, withholding at a rate of 30% on dividends in respect of, and gross proceeds from the sale of, shares of our stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to shares in the institution held by certain U.S. persons and by certain non-U.S. entities that are wholly or partially owned by U.S. persons and to withhold on certain payments. Accordingly, the entity through which shares of stock is held will affect the determination of whether such withholding is required. Similarly, dividends in respect of, and gross proceeds from the sale of, shares of our stock held by an investor that is a non-financial non-U.S. entity will be subject to withholding at a rate of 30%, unless such entity either (i) certifies to us that such entity does not have any “substantial United States owners” or (ii) provides certain information regarding the entity’s “substantial United States owners,” which we will in turn provide to the Secretary of the Treasury. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. Foreign persons are encouraged to consult with their tax advisors regarding the possible implications of the legislation on their investment in shares of our stock.

On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, which requires U.S. stockholders who meet certain requirements and are individuals, estates or certain trusts to pay an additional tax on, among other things, dividends on and capital gains from the sale or other disposition of stock for taxable years beginning after December 31, 2012. U.S. stockholders should consult their tax advisors regarding the effect, if any, of this legislation on their ownership and disposition of shares of our stock.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Our current business consists of investing in, owning and leasing lifestyle properties primarily in the United States. We evaluate all of our lifestyle properties as a single industry segment and review performance on a property-by-property basis. Accordingly, we do not report segment information.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We have one consolidated property located in British Columbia, Canada, Cypress Mountain, that generated total rental income of approximately $6.3 million for both of the years ended December 31, 2010 and 2009 and $6.7 million for the year ended December 31, 2008. We also own interests in two properties located in Canada through unconsolidated entities that generated a combined equity in earnings of approximately $0.1 million during the year ended December 31, 2010 and a combined equity in losses of approximately $0.3 million and $0.2 million during the years ended December 31, 2009 and 2008, respectively. The remainder of our rental income was generated from properties or investments located in the United States.

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

In addition, we reimburse our Advisor for all of the costs it incurs in connection with the administrative services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). For the Expense Years ended December 31, 2010, 2009 and 2008, operating expenses did not exceed the Expense Cap.

The current advisory agreement continues until March 22, 2011, and was extended by unanimous consent of our board of directors through April 9, 2011, at which time we will engage CNL Lifestyle Advisor Corporation (the “New Advisor”) as our advisor and enter into an advisory agreement with substantially similar terms and services as those provided under our current advisory agreement. The current directors and officers of the Advisor will be elected and appointed as the directors and officers of the New Advisor and will have similar responsibilities and roles with the New Advisor as they currently hold with the Advisor except as otherwise noted in Item 9B. of this filing. In addition, the New Advisor will continue to engage and contract with other affiliates of our current advisor to cause those affiliates to provide services and personnel to perform duties on behalf of the Company.

LEGAL AND REGULATORY CONSIDERATIONS

General. Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2010 has the necessary permits and approvals to operate its business.

Americans with Disabilities Act. Our U.S. properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental, Health, and Safety Matters. We are subject to many federal, state, and local environmental, health, and safety laws. The applicability of specific environmental, health, and, safety laws to each of our individual properties is dependent upon a number of property-specific factors, including: the current and former uses of the property; any impacts to the property from other properties; the type and amount of any emissions or discharges from or releases at the property; the building materials used at the property, including any asbestos-containing materials; and, among other factors, the type and amount of any hazardous substances or wastes used, stored, or generated at the property.

Under various laws relating to protection of the environment, current and former owners and operators of real property may be liable for any contamination resulting from the presence or release of hazardous or toxic substances at the property. Current and former owners and operators may also be held liable to the government or to third parties for property damage and for investigation and remediation costs related to contamination, regardless of whether the owners and operators were responsible for or even knew of the contamination, and the liability may be joint and several. The government may be entitled to a lien on a contaminated property. Certain environmental laws, as well as the common law, may subject us to liability for damages or injuries suffered by third parties as a result of environmental contamination or releases originating at our properties, including releases of asbestos, and the liabilities associated with our properties could exceed the values of the respective properties. Some of our properties were previously used for industrial purposes, and those properties may contain some degree of contamination. Environmental impacts or contamination at our properties may prevent us from selling or leasing the properties or using them as collateral. Environmental laws may regulate the use of our properties or the types of operations which can be conducted at our properties, and these regulations may necessitate corrective or other expenditures.

Some of our properties may contain asbestos-containing building materials. Asbestos-containing building materials are subject to management and maintenance requirements under environmental laws, and owners and operators may be subject to penalty for noncompliance. Environmental laws may allow suits by third parties for recovery from owners and operators for personal injury related to exposure to asbestos-containing building materials.

Prior to the purchase of our properties, we generally engaged independent environmental consultants to perform Phase I environmental assessments, which normally do not involve soil, groundwater or other invasive sampling. When Phase I environmental assessment results indicated the need to do so, we conducted Phase II assessments, which do involve invasive sampling. These assessments have not revealed any materially adverse environmental conditions which impact or have impacted our properties other than conditions which have been remediated or are currently undergoing remediation. There can be no assurance, however, that new environmental liabilities have not developed since the assessments were performed, that the assessment failed to reveal material adverse environmental conditions, liabilities, or compliance concerns, or that future developments, including changes in laws or regulations, will not impose environmental costs or liabilities upon

us. If we become subject to material environmental liabilities, these liabilities could adversely effect us, our business and assets, the results of our operations, and our ability to meet our obligations.

Insurance. We maintain, or cause operators to maintain, insurance including, but not limited to, liability, fire, wind, earthquake, and business income coverage on all of our properties that are not being leased on a triple-net basis under various policies. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, our properties that are not being leased on a triple-net basis are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from war or nuclear reaction. Certain of our properties are located in areas known to be seismically active. See “Risk Factors—Risks Related to Our Business and Operations—Potential losses may not be covered by insurance.”

EMPLOYEES

Reference is made to Item 10. “Directors, Executive Officers and Corporate Governance” in our Definitive Proxy Statement for a listing of our executive officers. We have no employees. Our executive officers are compensated through our advisor and/or its affiliates.

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

Real Estate and Other Investment Risks

The economic environment and general market conditions in recent years have affected certain of the lifestyle properties in which we invest. A continuation of such conditions could adversely affect our financial condition and results of operations. The recent economic and market conditions have affected the value and operating performance of certain of our properties which resulted in tenant defaults, losses on lease terminations, loan loss provisions and impairments charges. Continued or worsening global economic conditions including unemployment rates, the effects of unrest in the Middle East and rising oil prices, inflationary risks and rising costs, and a lack of consumer confidence with decreased consumer spending could result in additional losses to us and have a negative impact on our results of operations and our ability to pay distributions to our stockholders.

The economic environment has affected certain of our tenants’ ability to make rental payments to us in accordance with their lease agreement. Some of our tenants have experienced difficulties or have been unable to obtain working capital lines of credit or renew their existing lines of credit due to current state of economy and the capital markets which impacted their ability to pay the full amount of rent due under their leases. As a result, we restructured the leases for certain tenants such that the rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenants’ seasonally busy period. In other cases, we restructured the lease terms to allow for rent deferrals or reductions for a period of time to provide temporary relief that then become payable in later periods of the lease term. In addition, we have refunded security deposits which must be replaced up to specified amounts and have provided lease allowances. The rent deferrals granted, the security deposits refunded and lease allowances paid directly reduced our cash flows from operating activities. Other restructures, such as the reductions in lease rates and the future amortization of lease allowances against rental income have reduced and will continue to reduce our net operating results and cash flows in current and future periods.

Our operating results will experience seasonal fluctuations on properties in which we have engaged third-party managers to operate the properties on our behalf. In certain circumstances, we have engaged third-party managers to operate the properties on our behalf as a result of tenant defaults or utilizing the TRS leasing structure. In these situations, we recognize the properties’ operating revenues and expenses in our consolidated financial statements and may be subject to more direct operating risk. In addition, certain of our managed properties are seasonal in nature due to geographic location, climate and weather patterns. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating season. Our consolidated operating results will fluctuate quarter to quarter depending on the number and types of properties being managed by third-party operators and the seasonal results of those properties.

We will be exposed to various operational risks, liabilities and claims with respect to the properties that we engage third-party managers to operate on our behalf which may adversely affect our operating results. With respect to the properties that are managed by third-party operators, we are exposed to various operational risk, liabilities and claims in addition to those generally applicable to ownership of real property. These risks include the operator’s inability to manage the properties and fulfill its obligations, increases in labor costs and services, cost of energy, insurance, operating supplies and litigation costs relating to accidents or injuries at the properties. Although we maintain reasonable levels of insurance, we cannot be certain the insurance will adequately cover all litigation costs relating to accidents or inquires. Any one or a combination of these factors, together with other market and conditions beyond our control, could result in operating deficiencies at our managed properties which could have a material effect on our operating results.

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

Discretionary consumer spending may affect the profitability of certain properties we acquire. The financial performance of certain properties in which we have invested and may invest in the future depends in part on a number of factors relating to or affecting discretionary consumer spending for the types of services provided by businesses operated on these properties. Unfavorable local, regional, or national economic developments or uncertainties regarding future economic prospects have reduced consumer spending in the markets where we own properties and, when combined with the lack of available debt, have adversely affected certain of our tenants’ businesses. As a result, certain of our tenants have experienced declines in operating results, and a number of our tenants have modified the terms of certain of their leases with us. Any continuation of such events that leads to lower spending on lifestyle activities could impact our tenants’ ability to pay rent and thereby have a negative impact on our results of operations.

The inability to increase or maintain lease rates at our properties might affect the level of distributions to stockholders. Given the nature of certain properties we have acquired or may acquire, the relative stagnation of base lease rates in certain sectors might not allow for substantial increases in rental revenue to us that could allow us to maintain or increase levels of distributions to stockholders.

Seasonal revenue variations in certain asset classes will require the operators of those asset classes to manage cash flow properly over time so as to meet their non-seasonal scheduled rent payments to us. Certain of the properties in which we invest or may invest are generally seasonal in nature due to geographic location, climate and weather patterns. For example, revenue and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations, while many attractions properties are closed during the winter months and produce the majority of their revenues and profits during summer months. As a result of the seasonal nature of certain business operations that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us or require us to, in certain cases, adjust their lease payments so that we collect more rent during their seasonally busy time.

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

We do not have control over market and business conditions that may affect our success. The following external factors, as well as other factors beyond our control, may reduce the value of properties that we acquire, the ability of tenants to pay rent on a timely basis, or at all, the amount of the rent to be paid and the ability of borrowers to make loan payments on time, or at all:

•	changes in general or local economic or market conditions;

•	the pricing and availability of debt, operating lines of credit or working capital;

•	increased costs of energy, insurance or products;

•	increased costs and shortages of labor;

•	increased competition;

•	quality of management;

•	failure by a tenant to meet its obligations under a lease;

•	bankruptcy of a tenant or borrower;

•	the ability of an operator to fulfill its obligations;

•	limited alternative uses for properties;

•	changing consumer habits;

•	condemnation or uninsured losses;

•	changing demographics; and

•	changing government regulations.

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

Our exposure to typical real estate investment risks could reduce our income. Our properties, loans and other permitted investments will be subject to the risks typically associated with investments in real estate. Such risks include the possibility that our properties will generate rent and capital appreciation, if any, at rates lower than we anticipated or will yield returns lower than those available through other investments or that the value of our properties will decline. Further, there are other risks by virtue of the fact that our ability to vary our portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments. Income from our properties may be adversely affected by many factors including, but not limited to, an increase in the local supply of properties similar to our properties, a decrease in the number of people interested in participating in activities related to the businesses conducted on the properties that we acquire, adverse weather conditions, changes in government regulation, international, national or local economic deterioration, increases in energy costs and other expenses affecting travel, factors which may affect travel patterns and reduce the number of travelers and tourists, increases in operating costs due to inflation and other factors that may not be offset by increased revenue, and changes in consumer tastes.

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

Multiple property leases or loans with individual tenants or borrowers increase our risks in the event that such tenants or borrowers become financially impaired. The value of our properties will depend principally upon the value of the leases entered into for properties that we acquire. Defaults by a tenant or borrower may continue for some time before we determine that it is in our best interest to terminate the lease or foreclose on the property of the borrower. Tenants may lease more than one property, and borrowers may enter into more than one loan. As a result, a default by, or the financial failure of, a tenant or borrower could cause more than one property to become vacant or be in default or more than one lease or loan to become non-performing. Defaults or vacancies can reduce and have reduced our cash receipts and funds available for distribution and could decrease the resale value of affected properties until they can be re-leased.

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

The current U.S. housing market may adversely affect our operators’ and tenants’ ability to increase or maintain occupancy levels at, and rental income from, our senior living facilities which may impact the amount of distributions and earnings we received from our unconsolidated venture that owns senior living facilities. Our tenants and operators in our senior living facilities may experience relatively flat or declining occupancy levels in the near-term due to falling home prices, declining incomes, stagnant home sales and other economic factors. Seniors may choose to postpone their plans to move into senior living facilities rather than sell their homes at a loss, or for a profit below their expectations. Moreover, tightening lending standards have made it more difficult for potential buyers to obtain mortgage financing, all of which have contributed to the declining home sales. Any future rise in interest rates may compound or prolong this problem. In addition, the senior living segment may continue to experience a decline in occupancy associated with private pay residents choosing to move out of the facilities to be cared for at home by relatives due to the weak economy. A material decline in occupancy levels and revenues may make it more difficult for them to meet scheduled rent payments to us, which could adversely affect our financial condition.

Events which adversely affect the ability of seniors to afford our daily resident fees could cause the occupancy rates, resident fee revenues and results of operations of our senior living facilities to decline. Costs to seniors associated with certain types of the senior living properties generally are not reimbursable under government reimbursement programs such as Medicaid and Medicare. Substantially all of the resident fee revenues generated by our facilities will be derived from private payment sources consisting of income or assets of residents or their family members. Only seniors with income or assets meeting or exceeding certain standards can typically afford to pay our daily resident and service fees and, in some cases, entrance fees. Economic downturns such as the one recently experienced in the United States, reductions or declining growth of government entitlement programs, such as social security benefits, or stock market volatility could adversely affect the ability of seniors to afford the fees for our senior living facilities. If our tenants or managers are unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations for these facilities could decline, which, in turn, could have a material adverse effect on our business.

We may be unable to identify and complete acquisitions on favorable terms or at all. We continually evaluate the market of available properties and may acquire additional lifestyle properties when opportunities exist. Our ability to acquire properties on favorable terms may be subject to the following significant risks:

•

we may be unable to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded REITs and institutional investment funds;

•	even if we are able to acquire a desired property, competition from other potential acquirors may significantly increase the purchase price or result in other less favorable terms;

•

even if we enter into agreements for the acquisition of desired lifestyle properties, these agreements are typically subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•	we may be unable to finance acquisitions on favorable terms or at all; and

•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot complete property acquisitions on favorable terms, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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

We will not control the management of our properties. In order to maintain our status as a REIT for federal income tax purposes, we may not operate certain types of properties we acquire or participate in the decisions affecting their daily operations. Our success, therefore, will depend on our ability to select qualified and creditworthy tenants and managers who can effectively manage and operate the properties. Our tenants will be responsible for maintenance and other day-to-day management of the properties and, because our revenues will largely be derived from rents, our financial condition will be dependent on the ability of third-party tenants and/or operators to operate the properties successfully. We will attempt to enter into leasing agreements with tenants having substantial prior experience in the operation of the type of property being rented, however, there can be no assurance that we will be able to make such arrangements. Additionally, if we elect to treat property we acquire as a result of a borrower’s default on a loan or a tenant’s default on a lease as “foreclosure property” for federal income tax purposes, we will be required to operate that property through an independent contractor over whom we will not have control. If our tenants or third-party operators are unable to operate the properties successfully or if we select unqualified managers, then such tenants and operators might not be able to pay our rent, or generate sufficient property-level operating income for us, which could adversely affect our financial condition.

Joint venture partners may have different interests than we have, which may negatively impact our control over our ventures. Investments in joint ventures involve the risk that our co-venturer may have economic or business interests or goals which, at a particular time, are inconsistent with our interests or goals, that the co-venturer may be in a position to take action contrary to our instructions, requests, policies or objectives, or that the co-venturer may experience financial difficulties and be unable to fund its share of required capital contributions. Among other things, actions by a co-venturer might subject assets owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or to other adverse consequences. This risk is also present when we make investments in securities of other entities. If we do not have full control over a joint venture, the value of our investment will be affected to some extent by a third party that may have different goals and capabilities than ours. As a result, joint ownership of investments and investments in other entities may adversely affect our returns on investments and, therefore, cash available for distributions to our stockholders may be reduced.

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

Potential losses may not be covered by insurance. We maintain, or cause our operators to maintain, insurance including, but not limited to, liability, fire, wind, earthquake and business income coverage on all of our properties that are not being leased on a triple-net basis under various insurance policies. We select policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, terrorist threats, war or nuclear reaction. Most of our policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. While we carry earthquake insurance on our properties that are not being leased on a triple-net basis, the amount of our earthquake insurance coverage may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

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

We may be required to defer property expansion during the foreclosure period after tenant’s default. In cases where a tenant has defaulted and we have foreclosed on the leases and engaged a third-party manager to operate the property for a period of time, we are prohibited by tax regulations from conducting any new construction during the foreclosure period to expand these properties. The inability to continue to expand certain of our properties may reduce the competitiveness of the properties and result in declining revenues and operating income. This may impact properties’ value and the level of distributions we can pay.

Our failure or the failure of the tenants and managers of our facilities to comply with licensing and certification requirements, the requirements of governmental programs, fraud and abuse regulations or new legislative developments may materially adversely affect the operations of our senior living properties. The operations of our senior living properties are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of certain revenue sources until all licensure or certification issues have been resolved. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State laws may require compliance with extensive standards governing operations and agencies administering those laws regularly inspect such facilities and investigate complaints. Failure to comply with all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for health care services at our senior living facilities. Additionally, transfers of operations of certain senior living facilities are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. We may have no direct control over the tenant’s or manager’s ability to meet regulatory requirements and failure to comply with these laws, regulations and requirements may materially adversely affect the operations of these properties.

Cost control and other health care reform measures may reduce reimbursement revenue available to certain of our senior living properties. The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs and the vertical and horizontal consolidation of health care providers. The pressure to control health care costs has intensified in recent years as a result of the national health care reform debate and has continued as Congress attempts to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget. Similar debates are ongoing at the state level in many states. These trends are likely to lead to reduced or slower growth in reimbursement for services provided at some of our senior living properties and could therefore result in reduced profitability of such properties, adversely affecting our income or results from investments in such properties.

Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, nationally or at the state level. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on those of our senior living facilities offering health care services and, thus, our business. Health care, including the long-term care and assisted living sectors, remains a dynamic, evolving industry. On March 23, 2010, the Patient Protection and Affordable Care Act of 2010 was enacted and on March 30, 2010, the Health Care and Education Reconciliation Act was enacted, which in part modified the Patient Protection and Affordable Care Act. Together, the two Acts serve as the primary vehicle for comprehensive health care reform in the United States. The two Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The legislation will become effective in a phased approach, beginning in 2010 and concluding in 2018. At this time, the effects of the legislation and its impact on our business are not yet known. Our business could be materially and adversely affected by the two Acts and further governmental initiatives undertaken pursuant to the two Acts.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws. Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one or more of our properties does not comply with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

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

Financing Related Risks

Anticipated borrowing creates risks. We have borrowed and will continue to borrow money to acquire assets, to preserve our status as a REIT or for other corporate purposes. We generally mortgage or put a lien on one or more of our assets in connection with any borrowing. We intend to maintain one or more revolving lines of credit of up to $150 million to provide financing for the acquisition of assets, although our board of directors could determine to borrow a greater amount. We may repay the line of credit using equity offering proceeds, including proceeds from our stock offering, proceeds from the sale of assets, working capital or long-term financing. We also have and intend to continue to obtain long-term financing. We may not borrow more than 300% of the value of our net assets without the approval of a majority of our Independent Directors and the borrowing must be disclosed and explained to our stockholders in our first quarterly report after such approval. Borrowing may be risky if the cash flow from our properties and other permitted investments is insufficient to meet our debt obligations. In addition, our lenders may seek to impose restrictions on future borrowings, distributions to our stockholders and operating policies, including with respect to capital expenditures and asset dispositions. If we mortgage assets or pledge equity as collateral and we cannot meet our debt obligations, then the lender could take the collateral, and we would lose the asset or equity and the income we were deriving from the asset.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders. When providing financing, a lender may impose restrictions on us that affect our operating policies, ability to incur additional debt and our ability to pay distributions to stockholders. Loan documents we enter into may also contain covenants that limit our ability to further mortgage a property or affect other operating policies. Such limitations would hamper our flexibility and may impair our ability to achieve our operating plans.

Continued uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, which could reduce the number of properties we may be able to acquire. The global and U.S. economy began to show some signs of improvement in late 2009 and throughout 2010. However, unemployment remains high and concerns continue to exist about inflation and the strength of the recovery. If mortgage debt continues to be limited and, when available, on unfavorable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, our ability to acquire properties may be limited and we risk being unable to refinance our existing debt upon maturity.

There is no guarantee that borrowing arrangements or other arrangements for obtaining leverage will be available, or if available, will be available on terms and conditions acceptable to us. Unfavorable economic conditions have increased financing costs and limited access to the capital markets. In addition, any decline in market value of our assets may have adverse consequences in instances where we borrow money based on the fair value of those assets and may make refinancing more difficult.

Currently, the market for credit facilities is very challenging and many lenders are actively seeking to reduce their balances outstanding by lowering advance rates on financed assets and increasing borrowing costs, to the extent such facilities continue to be available. Our current line of credit is subject to various requirements and financial covenants. In the event we are unable to maintain or extend existing and/or secure new lines of credit or collateralized financing on favorable terms, our ability to make new investments and improvements in existing properties as well as our ability to make distributions may be significantly impacted.

Defaults on our borrowings may adversely affect our financial condition and results of operations. Defaults on loans collateralized by a property we own may result in foreclosure actions and our loss of the property or properties securing the loan that is in default. Such legal actions are expensive. For tax purposes, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt collateralized by the property. If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable income on the foreclosure and all or a portion of such taxable income may be subject to tax and/or required to be distributed to our stockholders in order for us to qualify as a REIT. In such case, we would not receive any cash proceeds to enable us to pay such tax or make such distributions. If any mortgages contain cross collateralization or cross default provisions, more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our financial condition, results of operations and ability to pay distributions to stockholders may be adversely affected.

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

We may borrow money to make distributions and distributions may not come from funds from operations which may have negative tax implications and a negative effect on the value of your shares under certain conditions. In the past, we have borrowed from affiliates and other persons to make distributions, and in the future we may continue to borrow money as we consider necessary or advisable to meet our distribution requirements. Our distributions have exceeded our funds from operations in the past and may do so in the future. In the event that we make distributions in excess of our earnings and profits, such distributions could constitute a return of capital for federal income tax and accounting purposes. Furthermore, in the event that we are unable to fund future distributions from our funds from operations, the value of your shares upon the possible listing of our stock, the sale of our assets or any other liquidity event may be negatively affected.

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

If we fail to qualify as a REIT, we would be subject to additional federal income tax at regular corporate rates. If we fail to qualify as a REIT, we may be subject to additional federal income and alternative minimum taxes. Unless we are entitled to relief under specific statutory provisions, we also could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. Therefore, if we fail to qualify as a REIT, the funds available for distribution to stockholders may be reduced substantially for each of the years involved.

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

We may be required to pay a penalty tax upon the sale of a property. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. The 2008 Housing and Economic Recovery Act changed the safe harbor rules such that a REIT, among other things, is required to hold the property for only two years rather than four years. We intend that we and our subsidiaries will hold the interests in our properties for investment with a view to long-term appreciation, to engage in the business of acquiring and owning properties, and to make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will make no more than seven sales within a year to satisfy the requirements of the safe harbors or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.

The lease of qualified health care properties to a taxable REIT subsidiary is subject to special requirements. We intend to lease certain qualified health care properties we acquire from operators to a taxable REIT subsidiary (or a limited liability company of which the taxable REIT subsidiary is a member), which lessee will contract with such operators (or a related party) to manage and operate the health care operations at these properties. The rents from this taxable REIT subsidiary lessee structure will be treated as qualifying rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified health care property with a taxable REIT subsidiary and (2) the operator qualifies as an eligible independent contractor. If any of these conditions are not satisfied, then the rents will not be qualifying rents for purposes of the 75% and 95% gross income tests for REIT qualification.

Company Related Risks

We may have difficulty funding distributions solely from cash flow from operations, which could reduce the funds we have available for investments and your overall return. There are many factors that can affect the availability and timing of distributions to stockholders. We expect to fund distributions principally from cash flows from operations; however, if our properties are not generating sufficient cash flow or our other operating expenses require it, we may fund our distributions from borrowings. If we fund distributions from borrowings, then we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed earnings and profits calculated on a tax basis, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize a capital gain in the future.

We may not be able to pay distributions at our current or an increasing rate. In the future, our ability to declare and pay distributions at our current or an increasing rate will be subject to evaluation by our board of directors of our current and expected future operating results, capital levels, financial condition, future growth plans, general business and economic conditions and other relevant considerations, and we cannot assure you that we will continue to pay distributions on any schedule or that we will not reduce the amount of or cease paying distributions in the future.

We rely on the senior management team of our Advisor, the loss of whom could significantly harm our business. Our continued success will depend to a significant extent on the efforts and abilities of the senior management team of our Advisor. These individuals are important to our business and strategy and to the extent that any of them departs and is not replaced with a qualified substitute; such person’s departure could harm our operations and financial condition.

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

Although we have adopted a redemption plan, we have discretion not to redeem your shares, to suspend the plan and to cease redemptions. Our redemption plan includes restrictions that limit a stockholders’ ability to have their shares redeemed. Our stockholders must hold their shares for at least one year before presenting for our consideration all or any portion equal to at least 25% of such shares to us for redemption, except for redemption sought upon death, qualifying disability, bankruptcy or unforeseeable emergency of a stockholder. We limit the number of shares redeemed pursuant to the redemption plan as follows: (i) at no time during any 12-month period, may we redeem more than 5% of the weighted-average shares of our common stock at the beginning of such 12-month period and (ii) during each quarter, redemptions will be limited to an amount determined by our board and from the sale of shares under our dividend reinvestment plan during the prior quarter. The redemption plan has many limitations and you should not rely upon it as a method of selling shares promptly at a desired price. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”—“Redemption of Shares” for additional information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2010, through various wholly-owned limited partnerships and limited liability companies, we had invested in 122 real estate investment properties. The following tables set forth details about our property holdings by asset class beginning with wholly-owned properties followed by properties owned through joint venture arrangements (in thousands):

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2010		Initial Purchase Price	Date Acquired
Ski and Mountain Lifestyle

Brighton Ski Resort— Brighton, Utah	1,050 skiable acres, seven chairlifts; permit and fee interests	Boyne	$15,304		$35,000	1/8/07

Crested Butte Mountain Resort— Mt. Crested Butte, Colorado	1,167 skiable acres, 16 chairlifts; permit and leasehold interests	Triple Peaks	$13,109		$41,000	12/5/08

Cypress Mountain— Vancouver, BC, Canada	358 skiable acres, five chairlifts; permit and fee interests	Boyne	$19,494		$27,500	5/30/06

Gatlinburg Sky Lift— Gatlinburg, Tennessee	Scenic chairlift; leasehold interest	Boyne	$—		$19,940	12/22/05

Jiminy Peak Mountain Resort— Hancock, Massachusetts	800 skiable acres, eight chairlifts; fee interest	FO Ski Resorts, LLC	$9,664		$27,000	1/27/09

Loon Mountain Resort— Lincoln, New Hampshire	275 skiable acres, ten chairlifts; leasehold, permit and fee interests	Boyne	$12,529		$15,539	1/19/07

Mount Sunapee Mountain Resort— Newbury, New Hampshire	230 skiable acres, ten chairlifts leasehold interest	Triple Peaks	$6,075		$19,000	12/5/08

Mountain High Resort— Wrightwood, California	290 skiable acres, 59 trails, 16 chairlifts; permit interest	Mountain High Resorts Associates, LLC	$—		$45,000	6/29/07

Northstar-at-Tahoe Resort— Lake Tahoe, California	2,480 skiable acres, 16 chairlifts; permit and fee interests	Trimont Land Company	$40,720		$80,097	1/19/07

Okemo Mountain Resort— Ludlow, Vermont	624 skiable acres, 19 chairlifts; leasehold interest	Triple Peaks	$32,816		$72,000	12/5/08

Sierra-at-Tahoe Resort— South Lake Tahoe, California	1,680 skiable acres, 12 chairlifts; permit and fee interests	Booth	$18,704		$39,898	1/19/07

Sugarloaf Mountain Resort— Carrabassett Valley, Maine	525 skiable acres, 15 chairlifts; fee and leasehold interests	Boyne	$—	(2)	$26,000	8/7/07

Summit-at-Snoqualmie Resort— Snoqualmie Pass, Washington	1,697 skiable acres, 26 chairlifts; permit and fee interests	Boyne	$12,529		$34,466	1/19/07

Sunday River Resort— Newry, Maine	668 skiable acres, 18 chairlifts; leasehold, permit and fee interests	Boyne	$—	(2)	$50,500	8/7/07

The Village at Northstar— Lake Tahoe, California	79,898 leasable square feet	Trimont Land Company	$—		$36,100	11/15/07

	Total		$180,944		$569,040

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2010	Initial Purchase Price	Date Acquired
Golf

Ancala Country Club— Scottsdale, Arizona	18-hole private course	EAGLE	$6,702	$14,107	11/30/07

Arrowhead Country Club— Glendale, Arizona	18-hole private course	EAGLE	$8,290	$17,357	11/30/07

Arrowhead Golf Club— Littleton, Colorado	18-hole public course	EAGLE	$9,171	$15,783	11/30/07

Bear Creek Golf Club— Dallas, Texas	36-hole public course; leasehold interest	Billy Casper Golf	$5,356	$11,100	9/8/06

Canyon Springs Golf Club— San Antonio, Texas	18-hole public course	EAGLE	$7,389	$13,010	11/16/06

Clear Creek Golf Club— Houston, Texas	18-hole public course; concession-hold interest	EAGLE	$—	$1,888	1/11/07

Continental Golf Course— Scottsdale, Arizona	18-hole public course	EAGLE	$3,527	$6,419	11/30/07

Cowboys Golf Club— Grapevine, Texas	18-hole public course; leasehold interest	EAGLE	$11,785	$25,000	12/26/06

David L. Baker Golf Course— Fountain Valley, California	18-hole public course; concession interest	EAGLE	$—	$9,492	4/17/08

Deer Creek Golf Club— Overland Park, Kansas	18-hole public course	EAGLE	$4,321	$8,934	11/30/07

Desert Lakes Golf Club— Bullhead City, Arizona	18-hole public course	EAGLE	$1,146	$2,637	11/30/07

Eagle Brook Country Club— Geneva, Illinois	18-hole private course	EAGLE	$8,113	$16,253	11/30/07

Foothills Golf Club— Phoenix, Arizona	18-hole public course	EAGLE	$5,027	$9,881	11/30/07

Forest Park Golf Course— St. Louis, Missouri	27-hole public course; leasehold interest	EAGLE	$—	$13,372	12/19/07

Fox Meadow Country Club— Medina, Ohio	18-hole private course	EAGLE	$4,423	$9,400	12/22/06

Golf Club at Fossil Creek— Fort Worth, Texas	18-hole public course	EAGLE	$4,410	$7,686	11/16/06

Hunt Valley Golf Club— Phoenix, Maryland	27-hole public course	EAGLE	$12,346	$23,430	11/30/07

Kokopelli Golf Club— Phoenix, Arizona	18-hole public course	EAGLE	$5,115	$9,416	11/30/07

Lake Park Golf Club— Dallas-Fort Worth, Texas	27-hole public course; concession-hold interest	EAGLE	$—	$5,632	11/16/06

Lakeridge Country Club— Lubbock, Texas	18-hole private course	EAGLE	$3,725	$7,900	12/22/06

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2010	Initial Purchase Price	Date Acquired
Golf (continued)

Las Vegas Golf Club— Las Vegas, Nevada	18-hole public course	EAGLE	$—	$10,951	4/17/08

Legend at Arrowhead Golf Resort—Glendale, Arizona	18-hole public course	EAGLE	$5,556	$10,438	11/30/07

London Bridge Golf Club—	36-hole public course	EAGLE	$6,173	$11,805	11/30/07
Lake Havasu, Arizona

Majestic Oaks Golf Club—	45-hole public course	EAGLE	$6,349	$13,217	11/30/07
Ham Lake, Minnesota

Mansfield National Golf Club— Dallas-Fort Worth, Texas	18-hole public course; leasehold interest	EAGLE	$4,082	$7,147	11/16/06

Meadowbrook Golf & Country Club—	18-hole private course	EAGLE	$5,997	$11,530	11/30/07
Tulsa, Oklahoma

Meadowlark Golf Course— Huntington Beach, California	18-hole public course; leasehold interest	EAGLE	$—	$16,945	4/17/08

Mesa del Sol Golf Club—	18-hole public course	EAGLE	$3,222	$6,850	12/22/06
Yuma, Arizona

Micke Grove Golf Course—	18-hole public course;	EAGLE	$—	$6,550	12/19/07
Lodi, California	leasehold interest

Mission Hills Country Club—	18-hole private course	EAGLE	$1,587	$4,779	11/30/07
Northbrook, Illinios

Montgomery Country Club—	18-hole private course	Traditional Golf	$—	$6,300	9/11/08
Laytonsville, Maryland

Painted Desert Golf Club—	18-hole public course	EAGLE	$4,762	$9,468	11/30/07
Las Vegas, Nevada

Painted Hills Golf Club—	18-hole public course	EAGLE	$1,816	$3,850	12/22/06
Kansas City, Kansas

Palmetto Hall Plantation Club—	36-hole public course	Heritage Golf	$3,658	$7,600	4/27/06
Hilton Head, South Carolina

Plantation Golf Club—	18-hole public course	EAGLE	$2,565	$4,424	11/16/06
Dallas-Fort Worth, Texas

Raven Golf Club at South Mountain—	18-hole public course	I.R.I. Golf	$6,135	$12,750	6/9/06
Phoenix, Arizona

Royal Meadows Golf Course—	18-hole public course	EAGLE	$1,141	$2,400	12/22/06
Kansas City, Missouri

Ruffled Feathers Golf Club—	18-hole public course	EAGLE	$7,319	$13,883	11/30/07
Lemont, Illinois

Shandin Hills Golf Club— San Bernardino, California	18-hole public course; leasehold interest	EAGLE	$—	$5,249	3/7/08

Signature Golf Course—	18-hole private course	EAGLE	$8,032	$17,100	12/22/06
Solon, Ohio

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2010		Initial Purchase Price	Date Acquired
Golf (continued)

Stonecreek Golf Club—	18-hole public course	EAGLE	$7,760		$14,095	11/30/07
Phoenix, Arizona

Superstition Springs Golf Club—	18-hole public course	EAGLE	$5,644		$11,042	11/30/07
Mesa, Arizona

Tallgrass Country Club—	18-hole private course	EAGLE	$2,469		$5,405	11/30/07
Wichita, Kansas

Tamarack Golf Club—	18-hole public course	EAGLE	$3,968		$7,747	11/30/07
Naperville, Illinois

Tatum Ranch Golf Club—	18-hole private course	EAGLE	$2,116		$6,379	11/30/07
Cave Creek, Arizona

The Golf Club at Cinco Ranch—	18-hole public course	EAGLE	$4,322		$7,337	11/16/06
Houston, Texas

The Links at Challedon Golf Club—	18-hole public course	Traditional Golf	$—		$3,650	9/11/08
Mount Airy, Maryland

The Tradition Golf Club at Broad Bay—	18-hole private course	Traditional Golf	$5,661		$9,229	3/26/08
Virginia Beach, Virginia

The Tradition Golf Club at Kiskiack—	18-hole public course	Traditional Golf	$—		$6,987	3/26/08
Williamsburg, Virginia

The Tradition Golf Club at The Crossings—	18-hole public course	Traditional Golf	$—		$10,084	3/26/08
Glen Allen, Virginia

Valencia Country Club—	18-hole private course	Kemper Sports	$18,206		$39,533	10/16/06
Santa Clarita, California

Weston Hills Country Club—	36-hole private course	Century Golf	$16,280		$35,000	10/16/06
Weston, Florida

Weymouth Country Club—	18-hole private course	EAGLE	$4,935		$10,500	12/22/06
Medina, Ohio

	Total		$240,601		$578,921

Attractions

Camelot Park— Bakersfield, California	Miniature golf course, go-karts, batting cages and arcade; fee and leasehold interest	Amusement(1) Management Partners, LLC	$—		$948	10/6/06

Darien Lake— Buffalo, New York	978-acre theme park and waterpark	Herschend Family(1) Entertainment Corp.	$—	(2)	$109,000	4/6/07

Elitch Gardens— Denver, Colorado	62-acre theme park and waterpark	Herschend Family(1) Entertainment Corp.	$—		$109,000	4/6/07

Fiddlesticks Fun Center— Tempe, Arizona	Miniature golf course, bumper boats, batting cages and go-karts	Amusement(1) Management Partners, LLC	$—		$5,016	10/6/06

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2010		Initial Purchase Price	Date Acquired
Attractions (continued)

Frontier City— Oklahoma City, Oklahoma	113-acre theme park	Premier Attractions(1) Management, LLC	$—	(2)	$17,750	4/6/07

Funtasticks Fun Center— Tucson, Arizona	Miniature golf course, go-karts, batting cages, bumper boats and kiddie land with rides	Amusement(1) Management Partners, LLC	$—		$6,424	10/6/06

Grand Prix Tampa— Tampa, Florida	Miniature golf course, go-kart and batting cages	Grand Prix Tampa	$—		$3,254	10/6/06

Hawaiian Falls-Garland— Garland, Texas	11-acre waterpark; leasehold interest	HFE Horizon	$—		$6,318	4/21/06

Hawaiian Falls-The Colony— The Colony, Texas	12-acre waterpark; leasehold interest	HFE Horizon	$—		$5,807	4/21/06

Magic Springs and Crystal Falls— Hot Springs, Arkansas	70-acre theme park and waterpark	Amusement(1) Management Partners, LLC	$—		$20,000	4/16/07

Mountasia Family Fun Center— North Richland Hills, Texas	Two miniature golf courses, go- karts, bumper boats, batting cages, paintball fields and arcade	Amusement(1) Management Partners, LLC	$—		$1,776	10/6/06

Myrtle Waves Water Park— Myrtle Beach, South Carolina	20-acre waterpark; leasehold interest	PARC(5)	$—		$9,100	7/11/08

Pacific Park— Santa Monica, California	2-acre theme park; leasehold interest	Santa Monica Amusements, LLC	$—		$34,000	12/29/10

Splashtown— Houston, Texas	53-acre waterpark	Premier Attractions(1) Management, LLC	$—	(2)	$13,700	4/6/07

Waterworld— Concord, California	23-acre waterpark; leasehold interest	Palace(1) Entertainment	$—	(2)	$10,800	4/6/07

Wet’nWild Hawaii— Honolulu, Hawaii	29-acre waterpark; leasehold interest	Village Roadshow	$—		$25,800	5/6/09

White Water Bay— Oklahoma City, Oklahoma	21-acre waterpark	Premier Attractions(1) Management, LLC	$—	(2)	$20,000	4/6/07

Wild Waves — Seattle, Washington	67-acre theme park and waterpark; leasehold interest	NorPoint(1) Entertainment	$—		$31,750	4/6/07

Zuma Fun Center— Charlotte, North Carolina	Miniature golf course, batting cages, bumper boats and go-karts	Amusement (1) Management Partners, LLC	$—		$7,378	10/6/06

Zuma Fun Center— Knoxville, Tennessee	Miniature golf course, batting cages, bumper boats, rock climbing and go-karts	Amusement (1) Management Partners, LLC	$—		$2,037	10/6/06

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2010		Initial Purchase Price	Date Acquired
Attractions (continued)

Zuma Fun Center— North Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	Amusement(1) Management Partners, LLC	$—		$916	10/6/06

Zuma Fun Center— South Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	Amusement(1) Management Partners, LLC	$—		$4,883	10/6/06

	Total		$—		$445,657

Marinas

Anacapa Isle Marina— Oxnard, California	438 wet slips; leasehold interest	Almar Management, Inc.	$2,709		$9,829	3/12/10

Ballena Isle Marina— Alameda, California	504 wet slips; leasehold interest	Almar Management, Inc.	$—		$8,179	3/12/10

Beaver Creek Marina— Monticello, Kentucky	275 wet slips; leasehold interest	Marinas International	$—		$10,525	12/22/06

Brady Mountain Resort & Marina— Royal (Hot Springs), Arkansas	585 wet slips, 55 dry storage units; leasehold interest	Marinas International	$—		$14,140	4/10/08

Bohemia Vista Yacht Basin— Chesapeake City, Maryland	239 wet slips; fee interest	Aqua Marine Partners, LLC	$—		$4,970	5/20/10

Burnside Marina— Somerset, Kentucky	400 wet slips; leasehold interest	Marinas International	$—		$7,130	12/22/06

Cabrillo Isle Marina— San Diego, California	463 slips; leasehold interest	Almar Management, Inc.	$6,479		$20,575	3/12/10

Crystal Point Marina— Point Pleasant, New Jersey	200 wet slips	Marinas International	$—	(2)	$5,600	6/8/07

Eagle Cove Marina— Byrdstown, Tennessee	106 wet slips; leasehold and fee interests	Marinas International	$—		$5,300	8/1/07

Great Lakes Marina— Muskegon, Michigan	350 wet slips, 150 dry storage units	Marinas International	$—	(2)	$10,088	8/20/07

Hack’s Point Marina— Earleville, Maryland	239 wet slips; fee interest	Aqua Marine Partners, LLC	$—		$2,030	5/20/10

Holly Creek Marina— Celina, Tennessee	250 wet slips; leasehold and fee interests	Marinas International	$—		$6,790	8/1/07

Lakefront Marina— Port Clinton, Ohio	470 wet slips; leasehold and fee interests	Marinas International	$—		$5,600	12/22/06

Manasquan River Club— Brick Township, New Jersey	199 wet slips	Marinas International	$—	(2)	$8,900	6/8/07

Pier 121 Marina and Easthill Park— Lewisville, Texas	1,007 wet slips, 250 dry storage units; leasehold interest	Marinas International	$—		$37,190	12/22/06

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2010		Initial Purchase Price		Date Acquired
Marinas (continued)

Sandusky Harbor Marina— Sandusky, Ohio	660 wet slips; leasehold and fee interests	Marinas International	$—		$8,953		12/22/06

Ventura Isle Marina— Ventura, California	579 slips; leasehold interest	Almar Management, Inc.	$4,080		$16,417		3/12/10

	Total		$13,268		$182,216

Additional Lifestyle Properties
Dealership

Route 66 Harley-Davidson— Tulsa, Oklahoma	46,000 square-foot retail and service facility with restaurant	Route 66 Motorcycle, LLC	$—		$6,500		4/27/06

	Total		$—		$6,500

Multi-family Residential

Mizner Court at Broken Sound— Boca Raton, Florida	450-unit apartment complex	Greystar	$66,379	(4)	$104,413		12/31/07

	Total		$66,379		$104,413

Hotels

Coco Key Water Resort— Orlando, Florida	399-room waterpark hotel (closed during renovation)	Sage Hospitality	$18,129		$18,527		5/28/08

Great Wolf Lodge—Sandusky— Sandusky, Ohio	271-room waterpark resort	Great Wolf Resorts	$32,213		$43,400	(3)	8/6/09

Great Wolf Lodge—Wisconsin Dells— Wisconsin Dells, Wisconsin	309-room waterpark resort	Great Wolf Resorts	$26,610		$46,900	(3)	8/6/09

The Omni Mount Washington Resort and Bretton Woods Ski Area— Bretton Woods, New Hampshire	284-room hotel, 434 skiable acres and nine chairlifts	Omni Hotels Management Corporation	$25,000		$45,000		6/23/06

	Total		$101,952		$153,827

Other

Granby Development Lands Granby, Colorado	1,553 acres with infrastructure and improvements such as roads, water, sewer, golf course in various stages of completion	N/A	$—		$51,255		10/29/09

	Total		$—		$51,255

	Total Properties		$603,144		$2,091,829

FOOTNOTES:

(1)	These properties were previously leased to PARC and transitioned to the new operator listed above by February 2011.

(2)	These properties are pledged as collateral for an $85.0 million revolving line of credit as of December 31, 2010.

(3)	We acquired an initial partnership interest in these properties on October 4, 2005. We acquired all remaining partnership interests on August 6, 2009, and the amounts stated as initial purchase price represent the estimated fair value of these properties at that time.

(4)	In connection with the debt restructure, the principal balance was reduced from approximately $85.4 million to $66.4 million. See Note 12, “Mortgages and Other Notes Payable” to the accompanying consolidated financial statements in Item 8 for additional information.

(5)	As of the date of this filing, this property has been transferred to PARC subject to 100% seller financing.

As of December 31, 2010, we own interests in two unconsolidated entities that are in the business of owning and leasing real estate. We own an 80% interest in the Intrawest Retail Village Properties and 81.9% interest in the Dallas Market Center. As of December 31, 2010, we have invested, through unconsolidated entities, in the following properties which are divided by asset class (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2010		Initial Purchase Price	Date Acquired
Destination Retail—Intrawest Venture

Village of Baytowne Wharf— Destin, Florida	56,104 leasable square feet	$9,900		$17,100	12/16/04

Village at Blue Mountain—Collingwood, ON, Canada	39,723 leasable square feet	$25,132	(1)	$10,781	12/3/04

Village at Copper Mountain— Copper Mountain, Colorado	97,928 leasable square feet	$10,872		$23,300	12/16/04

Village at Mammoth Mountain—Mammoth Lakes, California	57,924 leasable square feet	$12,242		$22,300	12/16/04

Village of Snowshoe Mountain—Snowshoe, West Virginia	39,846 leasable square feet	$4,817		$8,400	12/16/04

Village at Stratton— Stratton, Vermont	47,837 leasable square feet	$2,829		$9,500	12/16/04

Whistler Creekside— Vancouver, BC, Canada	70,802 leasable square feet	$—	(1)	$19,500	12/3/04

	Total	$65,792		$110,881

Merchandise Marts—DMC Venture

Dallas Market Center— International Floral and Gift Center—Dallas, Texas	4.8 million leasable square feet; leasehold and fee interests	$142,015		$260,659	2/14/05

	Total	$142,015		$260,659

	Total Properties	$207,807		$371,540

FOOTNOTE:

(1)	This amount encumbers both the Village at Blue Mountain and Whistler Creekside properties and was converted from Canadian dollars to U.S. dollars at an exchange rate of 0.9999 Canadian dollars for $1.0000 U.S. dollar on December 31, 2010.

In addition to the properties listed above, on January 10, 2011, we acquired a 60% ownership interest, through an unconsolidated entity, in the following senior living properties with an agreed upon value of $630.0 million. At closing, the venture obtained a $435.0 million loan to finance a portion of the acquisition. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Acquisitions and Investments in Unconsolidated Entities” for additional information (in thousands).

Name and Location	Description	Operator	Mortgages Payable	Initial Purchase Price(1)	Date Acquired
Senior Living—Sunrise Venture

Sunrise of Alta Loma Rancho Cucamonga, California	59 residential units	Sunrise Senior Living Management, Inc.	$7,065	$10,170	1/10/11

Sunrise of Baskin Ridge Baskin Ridge, New Jersey	77 residential units	Sunrise Senior Living Management, Inc.	$21,639	$31,150	1/10/11

Sunrise of Belmont Belmont, California	78 residential units	Sunrise Senior Living Management, Inc.	$21,639	$31,150	1/10/11

Sunrise of Chesterfield Chesterfield, Missouri	74 residential units	Sunrise Senior Living Management, Inc.	$28,759	$41,400	1/10/11

Sunrise of Claremont Claremont, California	54 residential units	Sunrise Senior Living Management, Inc.	$8,135	$11,710	1/10/11

Sunrise of Crystal Lake Crystal Lake, Illinois	58 residential units	Sunrise Senior Living Management, Inc.	$10,135	$14,590	1/10/11

Sunrise of Dix Hills Dix Hills, New York	76 residential units	Sunrise Senior Living Management, Inc.	$23,410	$33,700	1/10/11

Sunrise of East Meadow East Meadow, New York	82 residential units	Sunrise Senior Living Management, Inc.	$24,529	$35,310	1/10/11

Sunrise of East Setauket East Setauket, New York	82 residential units	Sunrise Senior Living Management, Inc.	$19,937	$28,700	1/10/11

Sunrise of Edgewater Edgewater, New Jersey	70 residential units	Sunrise Senior Living Management, Inc.	$18,089	$26,040	1/10/11

Sunrise of Flossmoor Flossmoor, Illinois	62 residential units	Sunrise Senior Living Management, Inc.	$8,544	$12,300	1/10/11

Sunrise of Gahanna Gahanna, Ohio	50 residential units	Sunrise Senior Living Management, Inc.	$6,370	$9,170	1/10/11

Sunrise of Gurnee Gurnee, Illinois	59 residential units	Sunrise Senior Living Management, Inc.	$15,178	$21,850	1/10/11

Sunrise of Holbrook Holbrook, New York	79 residential units	Sunrise Senior Living Management, Inc.	$21,187	$30,500	1/10/11

Sunrise of Huntington Commons Kennebunk, Maine	180 residential units	Sunrise Senior Living Management, Inc.	$20,347	$29,290	1/10/11

Sunrise of Lincroft Lincroft, New York	60 residential units	Sunrise Senior Living Management, Inc.	$13,435	$19,340	1/10/11

Sunrise of Marlboro Marlboro, New Jersey	63 residential units	Sunrise Senior Living Management, Inc.	$8,982	$12,930	1/10/11

Sunrise of Montgomery Village Montgomery Village, Maryland	141 residential units	Sunrise Senior Living Management, Inc.	$6,724	$9,680	1/10/11

Sunrise of Naperville North Naperville, Illinois	77 residential units	Sunrise Senior Living Management, Inc.	$21,222	$30,550	1/10/11

Name and Location	Description	Operator	Mortgages Payable	Initial Purchase Price(1)	Date Acquired
Senior Living—Sunrise Venture (Continued)

Sunrise of Plainview Plainview, New York	51 residential units	Sunrise Senior Living Management, Inc.	$15,213	$21,900	1/10/11

Sunrise of Roseville Roseville, Minnesota	77 residential units	Sunrise Senior Living Management, Inc.	$19,319	$27,810	1/10/11

Sunrise of Schaumburg Schaumburg, Illinois	82 residential units	Sunrise Senior Living Management, Inc.	$21,153	$30,450	1/10/11

Sunrise of Silver Spring Silver Spring, Maryland	65 residential units	Sunrise Senior Living Management, Inc.	$12,761	$18,370	1/10/11

Sunrise of Tustin Santa Ana, California	48 residential units	Sunrise Senior Living Management, Inc.	$10,344	$14,890	1/10/11

Sunrise of University Park Colorado Springs, Colorado	53 residential units	Sunrise Senior Living Management, Inc.	$8,739	$12,580	1/10/11

Sunrise of West Babylon West Babylon, New York	79 residential units	Sunrise Senior Living Management, Inc.	$24,035	$34,600	1/10/11

Sunrise of West Bloomfield West Bloomfield, Michigan	52 residential units	Sunrise Senior Living Management, Inc.	$6,738	$9,700	1/10/11

Sunrise of West Hills West Hills, California	65 residential units	Sunrise Senior Living Management, Inc.	$6,092	$8,770	1/10/11

Sunrise of Weston Weston, Massachusetts	29 residential units	Sunrise Senior Living Management, Inc.	$5,280	$7,600	1/10/11

	Total		$435,000	$626,200

FOOTNOTE:

(1)	Initial purchase price represents the fair value of the properties at the date of acquisition net of cash and other working capital.

Item 3.	Legal Proceedings

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

Market Information. There is no established public trading market for our shares. Although we may list our shares on a national securities exchange or over-the-counter market if market conditions are satisfactory, a public market for our shares may not develop even if the shares are listed. Prior to such time, if any, as the listing of our shares occurs, any stockholder who has held shares for not less than one year (other than our Advisor or its affiliates) may present all or any portion equal to at least 25% of such stockholder’s shares to us for redemption at any time pursuant to our existing redemption plan. See the section entitled “Redemption of Shares” below for additional information regarding our redemption plan.

As of December 31, 2010, the price per share of our common stock was $10.00. We determined the price per share based upon the price we believed investors would pay for the shares and upon the price at which our shares are currently selling. We did not take into account the value of the underlying assets in determining the price per share.

We are aware of sales of our common stock made between investors totaling 50,082 shares sold at an average price of $6.63 per share during 2010, 8,640 shares sold at an average price of $8.97 per share during 2009 and 21,793 shares sold at an average price of $9.21 per share during 2008.

As of December 31, 2010, we had cumulatively raised approximately $3.0 billion (301.2 million shares) in subscription proceeds including approximately $270.1 million (28.4 million shares) received through our dividend reinvestment plan pursuant to a registration statement on Form S-11 under the Securities Act of 1933. In addition, during the period January 1, 2011 through March 10, 2011, we raised an additional $88.3 million (8.8 million shares). As of March 10, 2011, we had approximately 91,908 common stockholders of record. The below is information about our completed and current offerings as of March 10, 2011:

Offering	Commenced	Closed	Maximum Offering	Total Offering Proceeds (in thousands)
1st (File No. 333-108355)	4/16/2004	3/31/2006	$2.0 billion	$520,728
2nd (File No. 333-128662)	4/4/2006	4/4/2008	$2.0 billion	1,520,035
3rd (File No. 333-146457)	4/9/2008	Ongoing	$2.0 billion	1,043,083

Total				$3,083,846

We do not intend to commence another public offering of our shares following the completion of our current public offering of shares on April 9, 2011. However, we intend to continue offering shares through our reinvestment plan. In making this decision, the board of directors considered a number of factors, including the Company’s size and diversification of our portfolio and our relatively low leverage and strong cash position, as well as the current stage of our lifecycle.

We have used the proceeds from our offerings primarily in our investing activities, including the acquisition of properties, the making of loans, investments in unconsolidated entities and for other capital expenditures. In addition, we used the offering proceeds to reimburse and compensate our Advisor and its affiliates for acquisition fees and costs incurred on our behalf, to pay offering costs, selling commissions and marketing support fees to our Managing Dealer and to make redemptions in connection with our redemption plan. As of December 31, 2010, approximately $2.9 billion in total proceeds raised were used in the above mentioned activities and are allocated as follows (in thousands):

Investing activities	$2,299,142
Acquisition fees and costs to advisor	151,387
Fees to Managing Dealer	265,768
Redemptions	160,215

Total	$2,876,512

Distributions. We intend to continue to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including:

•

Sources of cash available for distribution such as current year and inception to date cumulative cash flows, Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”), as well as, expected future long-term stabilized cash flows, FFO and MFFO;

•	The proportion of distributions paid in cash compared to that which is being reinvested through our reinvestment program

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

We may use borrowings and proceeds from our dividend reinvestment plan to fund a portion of our distributions in order to avoid distribution volatility. See “Sources of Liquidity and Capital Resources” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to our sources of cash for distributions.

For the years ended December 31, 2010 and 2009, approximately 0.3% and 4.4%, respectively, of the distributions paid to stockholders were considered taxable income and approximately 99.7% and 95.6%, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2010 and 2009, were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement. In determining the apportionment between taxable income and a return of capital, the amounts distributed to stockholders (other than any amounts designated as capital gains dividends) in excess of current or accumulated Earnings and Profits (“E&P”) are treated as a return of capital to the stockholders. E&P is a statutory calculation, which is derived from net income and determined in accordance with the Internal Revenue Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

The following table represents total distributions declared including cash distributions, distributions reinvested and distributions per share for the years ended December 31, 2010 and 2009 (in thousands except per share data):

						Sources of Distributions Paid in Cash
Periods	Distributions Per Share		Total Distributions Declared(1)	Distributions Reinvested	Cash Distributions	Cash Flows From Operating Activities(2)
2010 Quarter
First	$0.1563		$38,987	$17,463	$21,524	$25,134
Second	0.1563		40,092	17,913	22,179	28,948
Third	0.1563		41,593	18,465	23,128	43,372
Fourth	0.1563		43,267	19,243	24,024	(17,678	)(4)

Year	$0.6252		$163,939	$73,084	$90,855	$79,776

2009 Quarter
First	$0.1538		$34,917	$16,304	$18,613	$21,644
Second	0.1913	(3)	44,285	20,237	24,048	3,902	(4)
Third	0.1563		37,160	16,910	20,250	42,106
Fourth	0.1563		38,091	17,167	20,924	(5,252	)(4)

Year	$0.6577		$154,453	$70,618	$83,835	$62,400

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by operating cash flows, FFO and MFFO and such shortfalls are instead covered by borrowings.

(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offerings and debt financings as opposed to operating cash flows. The board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

(3)	Amount includes a special distribution in connection with the gain on sale of a property in late 2008.

(4)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with cumulative cash flows from operations from prior periods and temporary borrowings under our revolving line of credit.

Redemption of Shares. We redeem shares pursuant to our redemption plan, which is designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. The following table presents information about redemptions for the years ended December 31, 2010 and 2009 (in thousands except per share data):

2010 Quarters	First	Second	Third	Fourth	Full Year
Requests in queue	1,324	1,387	2,263	3,043	1,324
Redemptions requested	1,981	1,746	1,583	1,372	6,682
Shares redeemed:
Prior period requests	(1,200)	(538)	(540)	(558)	(2,836)
Current period requests	(594)	(225)	(226)	(208)	(1,253)
Adjustments(1)	(124)	(107)	(37)	(54)	(322)

Pending redemption requests(2)	1,387	2,263	3,043	3,595	3,595

Average price paid per share	$9.73	$9.83	$9.79	$9.79	$9.77

2009 Quarters	First	Second	Third	Fourth	Full Year
Requests in queue	—	—	1,297	1,301	—
Redemptions requested	2,268	3,409	1,762	1,872	9,311
Shares redeemed:
Prior period requests	—	—	(1,297)	(1,173)	(2,470)
Current period requests	(2,268)	(2,112)	(461)	(598)	(5,439)
Adjustments(1)	—	—	—	(78)	(78)

Pending redemption requests(2)	—	1,297	1,301	1,324	1,324

Average price paid per share	$9.55	$9.58	$9.70	$9.35	$9.55

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.

(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis pursuant to the redemption plan.

The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings.

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, redemptions will occur on a pro rata basis at the end of each quarter, with the actual redemption occurring at the beginning of the next quarter. Stockholders whose shares are not redeemed due to insufficient funds in that quarter will have their requests carried forward and be honored at such time as sufficient funds exist. In such case, the redemption request will be retained and such shares will be redeemed before any subsequently received redemption requests are honored, subject to certain priority groups for hardship cases. Redeemed shares are considered retired and will not be reissued.

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

Issuer Purchases of Equity Securities. The following table presents details regarding our repurchase of securities between October 1, 2010 and December 31, 2010 (in thousands except per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
October 1, 2010 through October 31, 2010	—		—	6,361,248
November 1, 2010 through November 30, 2010	—		—	6,361,248
December 1, 2010 through December 31, 2010	765,851	$9.79	765,851	7,704,391	(1)

Total	765,851		765,851

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The following selected financial data for CNL Lifestyle Properties, Inc. should be read in conjunction with “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.—Financial Statements and Supplementary Data” (in thousands except per share data):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Data:
Revenues	$304,428	$253,271	$210,415	$139,422	$21,887
Operating income (loss)(1)	(60,271)	13,012	57,578	34,661	1,295
Income (loss) from continuing operations(1)	(81,889)	(19,320)	34,240	35,356	19,250
Discontinued operations(2)	—	—	2,396	169	135
Net income (loss)(1)	(81,889)	(19,320)	36,636	35,525	19,385
Net income (loss) per share (basic and diluted):
From continuing operations	(0.31)	(0.08)	0.16	0.22	0.31
From discontinued operations	—	—	0.01	—	—
Weighted average number of shares outstanding (basic and diluted)	263,516	235,873	210,192	159,807	62,461
Distributions declared(3)(4)	163,939	154,453	128,358	94,067	33,726
Distributions declared per share(4)	0.63	0.66	0.62	0.60	0.56
Cash provided by operating activities	79,776	62,400	118,782	117,212	45,293
Cash used in investing activities	138,575	141,884	369,193	1,221,387	562,480
Cash provided by financing activities	75,603	53,459	424,641	842,894	721,293

	Year Ended December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Real estate investment properties, net	$2,025,522	$2,021,188	$1,862,502	$1,603,061	$464,892
Investments in unconsolidated entities	140,372	142,487	158,946	169,350	178,672
Mortgages and other notes receivable, net	116,427	145,640	182,073	116,086	106,356
Cash	200,517	183,575	209,501	35,078	296,163
Total assets	2,673,926	2,672,128	2,529,735	2,042,210	1,103,699
Long-term debt obligations	603,144	639,488	539,187	355,620	69,996
Line of credit	58,000	99,483	100,000	—	3,000
Total liabilities	742,886	822,912	707,363	424,896	104,505
Rescindable common stock	—	—	—	—	21,688
Stockholders’ equity	1,931,040	1,849,216	1,822,372	1,617,314	977,506

Other Data:
Funds from operations (“FFO”)(1)(5)	55,553	120,576	148,853	118,378	40,037
FFO per share	0.21	0.51	0.71	0.74	0.64
Modified funds from operations (“MFFO”)(5)	122,206	141,422	148,853	118,378	40,037
MFFO per share	0.46	0.60	0.71	0.74	0.64
Properties owned directly at the end of period	114	107	104	90	42
Properties owned through unconsolidated entities at end of the period	8	8	10	10	10
Investments in mortgages and other notes receivable at the end of period	10	10	11	9	7

FOOTNOTES:

(1)	Certain of our tenants continued to experience operating challenges and limited ability to obtain working capital from lenders or capital partners and defaulted on leases and loan obligations to us. For the year ended December 31, 2010, we recorded a loss on lease termination of approximately $55.5 million and recorded a loan loss provision of approximately $4.1 million in notes receivable that were deemed uncollectible in connection with the lease terminations. In addition, we recorded impairment provisions totaling approximately $26.9 million for the year ended December 31, 2010 for the two Great Wolf properties, one golf property and one attraction property. See Item 8, Note 4 “Real Estate Investment Properties, net” to the accompanying consolidated financial statements for additional information.

For the years ended December 31, 2010 and 2009, acquisition fees and costs were approximately $14.1 million and $14.6 million, respectively. These fees were historically capitalized but are currently expensed as a result of new accounting standards effective January 1, 2009.

(2)	On December 12, 2008, we sold our Talega Golf Course property. In accordance with GAAP, we have reclassified and included the results from the property sold in 2008 as discontinued operations in the consolidated statements of operations for all periods presented.

(3)	Cash distributions are declared by the board of directors and generally are based on various factors, including actual and future expected net cash from operations, FFO and MFFO, and our general financial condition, among others. Approximately 0.3%, 4.4%, 41.0%, 58.0% and 71.9% of the distributions received by stockholders were considered to be taxable income and approximately 99.7%, 95.6%, 59.0%, 42.0% and 28.1% were considered a return of capital for federal income tax purposes for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively. We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital, as described in our advisory agreement.

(4)	In 2009, amount includes a special distribution in connection with the gain on sale of a property in late 2008.

(5)	FFO is a non-GAAP financial measure that is widely recognized in the REIT industry as a supplemental measure of operating performance. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis as determined under GAAP, which implies that the value of real estate assets diminishes predictably over time. We believe that FFO is a useful measure that should be considered along with, but not as an alternative to, net income (loss) when evaluating operating performance.

In addition to FFO, we use MFFO, which further adjusts net income (loss) and FFO to exclude acquisition-related costs, impairments, contingent purchase price adjustments and other non-recurring charges in order to further evaluate our ongoing operating performance. Changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have increased the number of non-cash and non-operating items included in net income (loss) and FFO, which management consider to be more reflective of investing activities. For example, the accounting for acquisition costs and expenses have changed from a capitalize and depreciate model to expense as incurred. These costs are paid for with proceeds from our common stock offerings or debt proceeds rather than paid for with cash generated from operations. Similarly, recent accounting standards require us to estimate any future contingent purchase consideration at the time of acquisition and subsequently record changes to those estimates or eventual payments in the statement of operations even though the payment is funded by offering proceeds. Previously under GAAP, these amounts would be capitalized, which is consistent with how these incremental payments are added to the contractual lease basis used to calculate rent for the related property and generates future rental income. Impairments and other non-recurring non-cash write-offs are not indicative of ongoing results of operations. Therefore, we exclude these amounts in the computation of MFFO. By providing MFFO, we present information that we believe is more consistent with management’s long term view of our core operating activities and is more reflective of a stabilized asset base.

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

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 (in thousands except per share data):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Net income (loss)	$(81,889)	$(19,320)	$36,636	$35,525	$19,385
Adjustments:
Depreciation and amortization	126,223	124,040	98,901	64,883	8,489
Gain on sale of real estate investment properties	—	—	(4,470)	—	—
Net effect of FFO adjustment from unconsolidated entities(a)	11,219	15,856	17,786	17,970	12,163

Total funds from operations	55,553	120,576	148,853	118,378	40,037

Acquisition fees and expenses(b)	14,149	14,616	—	—	—
Impairments of real estate related investments	26,880	—	—	—	—
Impairments of lease assets	21,347	569	—	—	—
Impairments of notes receivable	4,072	—	—	—	—
Assumption of non-cash deferred charges in connection with lease terminations	1,705	2,189	—	—	—
Contingent purchase price adjustments	(1,500)	3,472	—	—	—

Modified funds from operations	$122,206	$141,422	$148,853	$118,378	$40,037

Weighted average number of shares of common stock outstanding (basic and diluted)	263,516	235,873	210,192	159,807	62,461

FFO per share (basic and diluted)	$0.21	$0.51	$0.71	$0.74	$0.64

MFFO per share (basic and diluted)	$0.46	$0.60	$0.71	$0.74	$0.64

FOOTNOTES:

(a)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the hypothetical liquidation at book value (“HLBV”) method.

(b)	Acquisition fees and costs that were directly identifiable with properties acquired were not required to be expensed under GAAP prior to January 1, 2009. Accordingly, no adjustments to funds from operations are necessary for periods prior to 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

CNL Lifestyle Properties, Inc. was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we lease on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators that we consider to be significant industry leaders and engage third-party operators to manage certain properties on our behalf as permitted under applicable tax regulations. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We also make and acquire loans (including mortgage, mezzanine and other loans) generally collateralized by interests in real estate. We currently operate and have elected to be taxed as a REIT for federal income tax purposes beginning with the taxable year ended December 31, 2004. We have retained CNL Lifestyle Company, LLC, as our Advisor to provide management, acquisition, advisory and administrative services.

GENERAL

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of March 10, 2011 we had a portfolio of 150 lifestyle properties, which when aggregated by initial purchase price was diversified as follows: approximately 23% in ski and mountain lifestyle, 21% in golf facilities, 14% in senior living, 16% in attractions, 7% in marinas and 19% in additional lifestyle properties. These assets consist of 22 ski and mountain lifestyle properties, 53 golf facilities, 29 senior living, 21 attractions, 17 marinas and eight additional lifestyle properties. Thirty seven of these 150 properties are owned through unconsolidated entities. As of December 31, 2010, we had 122 properties, of which 89 consolidated properties were subject to long-term triple-net leases to single tenant operators (fully occupied) with a weighted-average lease rate of 8.8% and average lease expiration of 17 years. This rate is based on the weighted-average annualized straight-lined base rent due under our leases.

Economic and Market Trends

Although the U.S economy has shown signs of recovery, concerns continue to exist over the general economic conditions including unemployment rates, the effects of unrest in the Middle East and rising oil prices, inflationary risks, rising costs, and a lack of consumer confidence. In addition, the availability of debt continued to be limited and when available, we have seen an increase in the cost of borrowing over historical rates, which we expect to continue. Across our portfolio, we have seen indications of recovery. Entering the 2010/2011 season, our ski resorts saw strong sales of season passes, with multiple resorts pacing ahead of prior year revenues and units sold. We have also noticed a slight rise in early bookings for events at certain golf and resort properties.

Our research indicates that consumers are still spending time and money on the type of lifestyle and leisure activities supported by our properties. The trend in “staycations”, which is generally defined as a period of time in which an individual or family engages in nearby leisure activities or takes regional day trips from their home to area attractions as opposed to taking destination or fly-to vacations, that emerged in 2008 continued into 2010. Even in a down market, spending on leisure pursuits continues. While certain consumers reduce their spending, they continue to seek leisure and recreational outlets to create memories with family and friends. We believe that many of our properties managed through the recession because of their accessible drive-to locations and the types of activities and experiences offered at a range of affordable price points. This is evidenced by the generally sustained or only modest decreases in visitation levels, on average across our portfolio. See “Asset Classes and Industry Trends” below for additional information about recent trends impacting the industries in which we operate.

Our total assets were approximately 25% leveraged at December 31, 2010, with approximately 85% of our debt comprised of long-term, fixed-rate mortgage loans (including amounts which are effectively fixed through the use of interest rate swaps). We expect to see greater availability of debt financing in the next 12 months, however, at increasing borrowing rates. The limited availability of debt continued to create challenges for our tenants during 2010, especially those operators with seasonal business that have historically relied on working capital from lenders or capital partners during their off season.

We continue to monitor the economic environment, capital markets and the financial stability of our tenants in an effort to mitigate the impact of any negative trends. We cannot predict the extent to which these trends will continue, worsen or improve or the timing and nature of any changes to the macroeconomic environment, including the impact it may have on our future results of operations and cash flows. In response to the economic and market pressures, we have focused on liquidity, maintained a strong balance sheet with significant cash balances and low leverage, proactively monitored tenant performance, restructured tenant leases and terminated tenant relationships when necessary and strengthened relationships with key constituents including tenants and lenders. Going forward, we will focus on asset management in order to drive income and capitalize on the economic recovery.

We have, and intend to maintain, a low leverage ratio. Our conservative lease structures generally require security deposits and include cross-default provisions when multiple properties are leased to a single tenant. Our leases also provide inflationary protection through scheduled increases in base rent over the term as well as additional rents due based on a percentage of gross revenues at the properties.

Asset Class and Industry Trends

Although we primarily lease our properties to tenant operators that bear the primary variability in property performance and net operating results, certain economic and industry trends that impact our tenants’ operations can ultimately impact our operating performance. For example, positive growth in visitation and per capita spending may result in our receipt of additional percentage rent and declines may impact our tenants’ ability to pay rent to us.

Ski and Mountain Lifestyle. According to the National Ski Area Association (NSAA) and the Kottke National End of Season Survey 2009/10, the U.S. ski industry recorded an exceptional snow year with 59.8 million ski and snowboard visits for the 2009/10 ski season, representing the second best season ever and only 1.2% below the all time record of 60.5 million visits in 2007/08. On average, our ski resorts finished the winter season for 2009/2010 with skier visits totaling 5.5 million, or 2.5% below the previous year. Entering the 2010/2011 ski season, our resorts saw strong sales of season passes, with multiple resorts pacing ahead of prior year revenues and units sold. As of the date of this filing, and although the 2010/11 season is not completed, we have seen revenue per visit trends improve over the 2009/10 season, largely attributed to favorable snow conditions and an improvement in the U.S. economy with visitors increasing discretionary spending on retail items and food and beverage, in addition to “core” revenue areas including lift tickets, ski and snowboard rentals, and ski school. The trend experienced during the past two ski seasons that saw regional destination and day ski resorts prosper to a greater extent than fly-to destination resorts continues to affect the U.S. ski industry in general, as well as our ski and Mountain lifestyle portfolio. As our portfolio continues to be heavily weighted toward regional and day ski resorts located near large drive-to markets, we are well positioned to continue benefitting from this trend.

Golf. According to Golf Datatech, one of the industry’s leading providers of information, reported total rounds played in the U.S. for the twelve month period ended December 2010 was down by 2.3% from the same period in 2009. The National Golf Foundation (“NFG”) continues to expect the net supply of facilities (openings less closures) to decline until the supply and demand reach equilibrium. Our golf facilities experienced a decrease in total rounds played by 3.4% compared to the same period in 2009. Although, we have seen slight improvements in private clubs, we believe unfavorable weather patterns and high unemployment contributed to the decline in rounds played.

Attractions. Our properties include regional gated amusement parks and water parks that generally draw most of their visitation from local markets. Regional and local attractions have historically been somewhat resistant to recession, with inclement weather being a more significant factor impacting attendance. Our portfolio on average experienced an increase in revenue and per capita spending of 3.4% and 10.5%, respectively, over prior year. According to the most recent IBIS World Industry Report for “Amusement & Themeparks in the US” released in November 2010, revenues at domestic parks are expected to grow by an average annual rate of

3.1% through 2015. Based on these trends and industry research we believe that the attraction properties in our portfolio have the potential for long term growth and revenue generation.

Marinas. According to the September 2010 IBIS World Industry Report on “Marinas in the US”, the industry is highly fragmented, with 93% of companies employing fewer than 20 people. Therefore, the industry has a large number of small, locally operated and owned establishments. High barriers to entry limit the supply of competing properties and demand is projected to rise as the number of boat sales increase. Common industry drivers are boat ownerships, slip rental, and occupancy. Marina operators are affected by government regulations, rising fuel prices, and general economic conditions. During 2010, we added six properties to our portfolio for a total of 17 marinas which are located primarily in the West, Southeast, Great Lakes and Mid Atlantic regions. According to IBIS World, the industry is relatively mature and revenue is forecasted to grow by approximately 0.9% per year through 2015. The report also indicates that the economic recession has had a relatively limited impact on the industry, as revenues were projected to fall approximately 0.3% in 2010 over 2009 to $3.88 billion.

Effects of Recent Trends on Our Portfolio

Lease Terminations. As noted above, although visitation at our properties has generally been sustained or slightly changed, some of our tenants continued to experience operating challenges and limited ability to obtain working capital from lenders or capital partners. While PARC Management (“PARC”) was current on its contractual scheduled rent payments to us through September 30, 2010 and reported improved property-level performance over the prior year, its management continued to experience working capital issues and defaulted on its leases and loan obligations to us in October 2010. As a result, we terminated our leases with PARC and transitioned the properties to new third-party operators effective on or before February 2011. In connection with this transition, we recorded a loss on lease terminations for the year ended December 31, 2010 totaling approximately $53.7 million, which includes the write-offs and expenses of approximately $5.5 million in intangible lease assets, approximately $14.6 million in lease incentives, approximately $18.4 million in deferred rents and approximately $15.2 million in lease termination payments. In addition, we recorded a loan loss provision of approximately $4.1 million related to the notes receivable and accrued interest, which were deemed uncollectible. For the year ended December 31, 2010, we also terminated our lease on an additional lifestyle property and recorded loss on lease termination of approximately $1.8 million. Going forward, the rental income that was previously recorded under the operating leases will be replaced by the operating revenues and expenses of the properties in our consolidated statements of operations until new leases are entered into. Our operating results will experience seasonal fluctuations on these attraction properties resulting in losses during the winter months due to closure of the properties and income during their profitable summer months.

We continue to have concentrations of credit risk with our EAGLE and Boyne tenants, which, individually accounted for 10% or more of our total revenue for the years ended December 31, 2010, 2009 and 2008, and we continuously monitor the property performance and health of these operators. The failure of any of these tenants to pay contractual lease payments could significantly impact our results of operations and cash flows from operations.

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

Impairments. We have been monitoring the performance of our two Great Wolf Lodge properties, which have had ongoing challenges due to the general economic conditions, local market conditions and competition over the past several years. During 2010, management determined that the property level performance was not recovering as originally anticipated and that it was no longer in our best interest to fund debt service on the non-recourse loans encumbering the properties at the current level without a modification of the existing terms. If we are unable to restructure the loans with more favorable terms, we may decide to deed the properties back to the lender in lieu of foreclosure to satisfy the non-recourse loans. As of the date of this filing, we continue our negotiation to modify the loan in an attempt to obtain more favorable terms. Due to these changes in circumstances, we evaluated the carrying values of the properties for impairment, and based on a probability weighted analysis of the estimated undiscounted cash flows under the potential scenarios and holding periods, we determined that the carrying value of the assets may not be recoverable. As a result, at September 30, 2010, we reduced the carrying values of the properties to the estimated fair value of approximately $58.9 million by recording an impairment provision in the amount of $24.2 million.

Also, during the year ended December 31, 2010, we determined that the carrying values of one golf property and one attractions property were not fully recoverable and recorded an impairment provision of approximately $2.7 million for the related assets.

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

LIQUIDITY AND CAPITAL RESOURCES

General

During the year ended December 31, 2010, we focused on maintaining our liquidity and the preservation of capital. Our principal demand for funds during the short and long-term will be for property acquisitions and enhancements, payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and enhancements are generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by the rental income, net security deposits received from leased properties, property operating income for managed properties, interest payments on the loans we make, interest earned on our cash balances and distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could result in the need to borrow more to maintain the same level of distributions or in a decrease in the level of distributions. In addition, we have a revolving line of credit of $85.0 million, of which $58.0 million was drawn as of December 31, 2010.

Going forward, we intend to make select property acquisitions within the parameters of our conservative investment policies with our cash on hand, the proceeds from our distribution reinvestment plan, our line of credit and other long-term debt financing. If sufficient funds are not raised, or if affordable debt is unavailable, it could limit our ability to make significant acquisitions.

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to continue to be generated from properties, loans and other permitted investments to cover a significant portion of such distributions and any temporary shortfalls are expected to be funded with cash borrowed under our line of credit. In the event that our properties do not perform as expected or our lenders place additional limitations on our ability to pay distributions, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long-term.

We believe that our current liquidity needs for operating expenses, debt service and cash distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash. We believe that we will be able to refinance the majority of our debt as it comes due and will be exploring additional borrowing opportunities. The acquisition of additional real estate investments will be dependent upon the amount and pace of capital raised through our public offerings and our ability to obtain additional long-term debt financing.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is from our common stock offerings. As of December 31, 2010, we had received approximately $3.0 billion (301.2 million shares) in total offering proceeds from all three offerings. During the period from January 1, 2011 through March 10, 2011, we received additional subscription proceeds of approximately $88.3 million (8.8 million shares).

The amount of capital raised through our public offerings for the years ended December 31, 2010, 2009 and 2008 was approximately $406.4 million, $293.3 million and $387.0 million, respectively, which represents an increase of 38.6% from 2010 compared to 2009 and a decrease of 24.2% from 2009 compared to 2008. We believe the increase was, in part, due to a slight improvement in the U.S economy. The decrease from 2009 as compared to 2008 resulted from impact of the economic downturn and increased competition in the unlisted REIT industry.

We do not intend to commence another public offering of our shares following the termination of our current public offering on April 9, 2011. However, we intend to continue offering shares through our reinvestment plan. In making this decision, the board of directors considered a number of factors, including the Company’s size and diversification of our portfolio and our relatively low leverage and strong cash position, as well as the current stage of our lifecycle.

Borrowings

We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In general, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow, money to pay distributions to stockholders in order to avoid distribution volatility. As discussed above, the availability of debt has been significantly restricted in the last two years due to the global economic downturn. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets on an annual basis. As of December 31, 2010, our leverage ratio was 25% using our total indebtedness over our total assets.

As of December 31, 2010 and 2009, we had the following indebtedness (in thousands):

	December 31, 2010	December 31, 2009
Mortgages payable
Fixed rate debt	$412,478	$416,527
Variable rate debt(1)	138,666	145,861
Sellers financing
Fixed rate debt	52,000	77,100

Total mortgages and other notes payable	603,144	639,488

Line of credit	58,000	99,483

Total indebtedness	$661,144	$738,971

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $95.5 million and $103.0 million as of December 31, 2010 and 2009, respectively that has been swapped to fixed rates.

On December 6, 2010, we restructured the mortgage loan collateralized by our multi-family residential property with an original principal balance of approximately $85.4 million to $66.4 million, under a troubled debt restructure. In connection with the restructure, Tranche B and C notes with a principal balance of $22.1 million were satisfied with a repayment of $6.0 million and the remaining balance was forgiven. The Tranche A was modified to an interest rate of LIBOR + 1.25% and the maturity was extended to January 2, 2016. At the same time, we terminated two interest rate swaps that were designated as cash flow hedges totaling $74.0 million with fixed interest rates of 5.805% to 6.0% and entered into a new interest rate swap of $57.3 million with a blended fixed rate of 3.12% for the term of the loan. The fair value of this instrument has been recorded as an asset of approximately $0.5 million as of December 31, 2010. Through the December 6, 2010 date of termination, we recorded the changes in the fair value of these interest rate swaps of approximately $9.0 million included in other comprehensive loss of which approximately $2.4 million relating to the ineffectiveness change in fair value and reduction in hedge liabilities resulting from the termination were reclassified and included in statements of operations as interest expense. In addition, we began amortizing the remaining approximately $6.6 million in other comprehensive loss over the remaining period of the loan since the originally forecasted payments are still probable of occurring. The troubled debt restructure resulted in a gain on extinguishment of debt of approximately $14.4 million or a gain in earnings of approximately $0.05 per share and is included in the accompanying consolidated statements of operations for the year ended December 31, 2010. Our management evaluated the residential property’s operating performance and based on the estimated current and projected operating cash flows, the property is not deemed impaired.

In connection with the lease termination and settlement agreement with PARC as discussed above, the Company repaid the unsecured seller financing with the $10.0 million collateral provided in March 2010 and approximately $6.0 million in cash resulting in a gain in extinguishment of debt of approximately $0.9 million.

On November 1, 2010, in order to induce the special servicer of the loan pool to enter into discussions regarding a loan restructure, we elected not to make the scheduled loan payment, thereby defaulting under the non-recourse loan which had an outstanding principal balance of approximately $62.0 million as of that date. As a result, the loan may be accelerated at the option of the lender. As of the date of this filing, we continue our negotiation to modify the loan in an attempt to obtain more favorable terms; however, there can be no assurances that we will be successful in obtaining a modification of the loan terms. If we are successful in obtaining a modification of the loan, we may consider continuing to hold the properties long term. However, if we are unsuccessful in negotiating more favorable terms, we may decide that it is in our best interest to deed the properties back to the lender in lieu of foreclosure to satisfy the non-recourse loan.

See Note 12 “Mortgages and Other Notes Payable” and Note 13 “Line of Credit” to the accompanying consolidated financial statements in Item 8. for additional information including interest rates, maturity dates and other loan terms.

As of December 31, 2010, three of our loans require us to meet certain customary financial covenants and ratios, with which we were in compliance. Our other long-term borrowings are not subject to any significant financial covenants.

See also “Off Balance Sheet and Other Arrangements—Borrowings of Our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

Operating Cash Flows

Our net cash flows provided by operating activities was approximately $79.8 million for the year ended December 31, 2010 which consisted primarily of rental income from operating leases, property operating revenues, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances offset by payments made for operating expenses including property operating expenses and asset management fees to our Advisor. Net cash flows provided by operating activities was approximately $62.4 million for the year ended December 31, 2009. The increase in operating cash flows of approximately $17.4 million or 27.9% as compared to the prior year is principally attributable to:

•	A reduction in rent deferrals during 2010 as compared to 2009;

•	An increase in interest income received from mortgages and other notes receivable resulting from additional issuances of loans during 2010;

•

An increase in distributions received from our unconsolidated entities. In 2009, we contributed cash to the DMC Partnership to exercise our option to purchase the land under the DMC property, which increased our ownership in the partnership, offset, in part, by;

•	The incurrence of off-season carrying costs associated with the transition of the properties previously leased to PARC;

•	An increase in interest expenses on our borrowings due to our higher level of indebtedness; and

•	An increase in our operating expenses as a result of the increase in our total assets under management.

Distributions from Unconsolidated Entities

As of December 31, 2010, we had investments in eight properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the years ended December 31, 2010 and 2009, we were declared operating distributions of approximately $12.8 million and $11.2 million, respectively, from the operation of these entities. These distributions are generally received within 45 days after each quarter end. We received cash distributions from our unconsolidated entities of approximately $12.7 million and $10.8 million for the years ended December 31, 2010 and 2009, respectively.

The following table summarizes the change in distributions declared to us from our unconsolidated entities (in thousands):

	For the year ended December 31,
Period	2010	2009	$ Change	% Change
DMC Partnership	$11,263	$10,427	$836	8.0%
Intrawest Venture	1,579	809	770	95.2%

Total	$12,842	$11,236	$1,606

The Retail Villages owned by the Intrawest Venture were impacted by the recession resulting in reduced cash distributions declared to us in 2009. During the year ended December 31, 2010, operating results at these properties began to improve, which resulted in greater distributions to us as compared to the same period in 2009. Distributions from the DMC Partnership increased as a result of additional capital we invested in the venture in August 2009 and the distribution preferences we have ahead of our partner in this investment.

Uses of Liquidity and Capital Resources

Acquisitions and Investments in Unconsolidated Entities

Since our inception we have used proceeds from our common stock offerings to acquire new properties, make additional capital improvements at existing properties, make and acquire loans and make investments in unconsolidated entities. During the year ended December 31, 2010, we acquired the following properties (in thousands).

Property/Description	Location	Date of Acquisition	Purchase Price
Anacapa Isle Marina— One marina (leasehold interest)	California	3/12/2010	$9,829
Ballena Isle Marina— One marina (leasehold and fee interests)	California	3/12/2010	8,179
Cabrillo Isle Marina— One marina (leasehold interest)	California	3/12/2010	20,575
Ventura Isle Marina— One marina (leasehold interest)	California	3/12/2010	16,417
Bohemia Vista Yacht Basin— One marina (fee interest)	Maryland	5/20/2010	4,970
Hack's Point Marina— One marina (fee interest)	Maryland	5/20/2010	2,030
Pacific Park— One attraction (leasehold interest)	California	12/29/2010	34,000

		Total	$96,000

The properties above are subject to long-term triple-net leases with renewal options. In connection with the transactions, we paid approximately $81.0 million in cash, net of approximately $1.0 million deposit made in

2009, excluding transaction costs, and assumed three existing loans collateralized by three properties, Anacapa Isle Marina, Cabrillo Isle Marina and Ventura Isle Marina, with an aggregate outstanding principal balance of approximately $14.0 million, which were recorded at their estimated fair values of approximately $13.6 million.

On January 10, 2011, we acquired an ownership interest in 29 senior living facilities (the “Communities”). We entered into agreements with US Assisted Living Facilities III, Inc., an affiliate of an institutional investor (“Seller”), and Sunrise Senior Living Investments, Inc. (“Sunrise”) to acquire the Communities through a new joint venture formed by us and Sunrise (the “Sunrise Venture”), valued at approximately $630.0 million. We acquired sixty percent (60%) of the membership interests in the Sunrise Venture for an equity contribution of approximately $134.3 million, including certain transactional and closing costs. Sunrise contributed cash and its interest in the previous joint venture with Seller (the “Old Venture”) for a forty percent (40%) membership interest in the Sunrise Venture. The Sunrise Venture obtained $435.0 million in loan proceeds from new debt financing, a portion of which was used to refinance the existing indebtedness encumbering the Communities.

Mortgages and Other Notes Receivable, net

We use cash raised through our public offerings to make or acquire real estate related loans. As of December 31, 2010 and 2009, we had loans outstanding with carrying values of approximately $116.4 million and $145.6 million, respectively. During 2010, we collected $38.6 million in repayment of loans and made additional loans totaling approximately $14.9 million. As of December 31, 2010 and 2009, mortgages and other notes receivable consisted of the following (in thousands):

	December 31,
	2010	2009
Principal	$116,503	$140,228
Accrued interest	2,347	2,628
Acquisition fees, net	1,750	2,956
Loan origination fees, net	(101)	(172)
Loan loss provision	(4,072)	—

Total carrying amount	$116,427	$145,640

See Note 8, “Mortgages and Other Notes Receivable, net” to the accompanying consolidated financial statements in Item 8. for additional information including interest rates, maturity dates and other loan terms.

The following is a schedule of future maturities for all mortgages and other notes receivable (in thousands):

2011	$93
2012	86,310
2013	4,112
2014	122
2015	134
Thereafter	20,673

Total	$111,444	(1)

FOOTNOTE:

(1)	Amount is presented net of loan loss provision and a parcel of land with a fair value of $1.0 million to be deeded to us to satisfy a portion of the loan.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”—“Distributions” for additional information.

Approximately 99.7% and 95.6% of the distributions for the years ended 2010 and 2009, respectively, constitute a return of capital for federal income tax purposes. Due to seasonality of rent collections, rent deferrals and other factors, the characterization of distributions declared for the year ended December 31, 2010 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2011. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Common Stock Redemptions

The following details our redemptions for the year ended December 31, 2010 (in thousands except per share data).

2010 Quarters	First	Second	Third	Fourth	Year to Date
Requests in queue	1,324	1,387	2,263	3,043	1,324
Redemptions requested	1,981	1,746	1,583	1,372	6,682
Shares redeemed:
Prior period requests	(1,200)	(538)	(540)	(558)	(2,836)
Current period requests	(594)	(225)	(226)	(208)	(1,253)
Adjustments(1)	(124)	(107)	(37)	(54)	(322)

Pending redemption requests(2)	1,387	2,263	3,043	3,595	3,595

Average price paid per share	$9.73	$9.83	$9.79	$9.79	$9.77

2009 Quarters	First	Second	Third	Fourth	Year to Date
Requests in queue	—	—	1,297	1,301	—
Redemptions requested	2,268	3,409	1,762	1,872	9,311
Shares redeemed:
Prior period requests	—	—	(1,297)	(1,173)	(2,470)
Current period requests	(2,268)	(2,112)	(461)	(598)	(5,439)
Adjustments(1)	—	—	—	(78)	(78)

Pending redemption requests(2)	—	1,297	1,301	1,324	1,324

Average price paid per share	$9.55	$9.58	$9.70	$9.35	$9.55

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.

(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis pursuant to the redemption plan.

The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings.

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, redemptions will occur on a pro rata basis at the end of each quarter, with the actual redemption occurring at the beginning of the next quarter. Stockholders whose shares are not redeemed due to insufficient funds in that quarter will have their requests carried forward and be honored at such time as sufficient funds exist. In such case, the redemption request will be retained and such shares will be redeemed before any subsequently received redemption requests are honored subject to certain priority groups for hardship cases. Redeemed shares are considered retired and will not be reissued.

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

Stock Issuance Costs and Other Related Party Arrangements

Certain of our directors and officers hold similar positions with our Advisor and CNL Securities Corp. (the “Managing Dealer”), which is the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, LLC, the parent company of our Advisor and indirect parent of the Managing Dealer. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $72.4 million, $56.3 million and $69.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Of these amounts, approximately $5.6 million and $4.2 million is included in the due to affiliates line item in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively. Our Advisor and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the years ended December 31, 2010, 2009 and 2008 were approximately $13.2 million, $13.3 million and $11.6 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year. For the expense years ended December 31, 2010, 2009 and 2008, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $5.3 million and $26.1 million as of December 31, 2010 and 2009, respectively.

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

Effective January 1, 2010, we adopted the amended accounting guidance on consolidations as follows: (i) replaced the quantitative-based risks and rewards calculation for determining when a reporting entity has a controlling financial interest in a variable interest entity (“VIE”) with a qualitative approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity and (ii) requires additional disclosures about a reporting entity’s involvement in VIEs. This consolidation guidance for VIEs also: (i) requires ongoing consideration, rather than only when specific events occur, of whether an entity is a primary beneficiary of a VIE; (ii) eliminates substantive removal rights consideration in determining whether an entity is VIE; and (iii) eliminates the exception for troubled debt restructurings as an event triggering reconsideration of an entity’s status as a VIE. The adoption of this guidance did not have a material impact on our financial position or results of operations.

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

Revenue recognition. For properties subject to operating leases, rental revenue is recorded on a straight-line basis over the terms of the leases. Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and themepark operations and other service revenues. Such revenues, excluding membership dues, are recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. For mortgages and other notes receivable, interest income is recognized on an accrual basis when earned, except for loans placed on non-accrual status, for which interest income is recognized when received. Any deferred portion of contractual interest is recognized on a straight-line basis over the term of the corresponding note. Loan origination fees charged and acquisition fees incurred in connection with the making of loans are recognized as interest income, and a reduction in interest income, respectively over the term of the notes.

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

Mortgages and other notes payable. Mortgages and other notes payable are recorded at the stated principal amount and are generally collateralized by our lifestyle properties with monthly interest only and/or principal payments. A loan that is accounted for as a troubled debt restructure is recorded at the future cash payments, principal and interest, specified by the new terms. We have and may undergo a troubled debt restructuring if management determines that the underlying collateralized properties are not performing to meet debt service. In order to qualify as a troubled debt restructuring, the following must apply: (i) the underlying collateralized property value decreased as a result of the economic environment, (ii) transfer of asset (cash) to partially satisfy the loan has occurred and (iii) new loan terms decrease the interest rate and extend the maturity date. The difference between the future cash payments specified by the new terms and the carrying value immediately preceding the restructure is recorded as gain on extinguishment of debt. For the year ended December 31, 2010, we restructured one of our loans with a principal outstanding balance of approximately $85.4 million, repaid $6.0 million in cash and recorded a gain on extinguishment of debt of approximately $14.4 million resulting in a new outstanding balance of approximately $66.4 million, as of December 31, 2010.

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

Acquisition fees and costs. Effective January 1, 2009, we began expensing acquisition fees and costs in accordance with a new accounting pronouncement. Prior to this date, acquisition fees and costs were capitalized and allocated to the cost basis of the assets acquired in connection with a business combination. The adoption of this pronouncement had, and will continue to have, a significant impact on our operating results due to the highly acquisitive nature of our business. This pronouncement also causes a decrease in cash flows from operating activities, as acquisition fees and costs historically have been included in cash flows from investing activities, but are treated as cash flows from operating activities under this new pronouncement. The characterization of these acquisition fees and costs to operating activities in accordance with GAAP does not change the nature and source of how the amounts are funded and paid with proceeds from our public offerings. Upon the adoption of this pronouncement, we expensed approximately $5.9 million in acquisition fees and costs for acquisitions that were being pursued in 2008 but which did not close as of December 31, 2008. Additionally, we expensed approximately $14.1 million and $8.7 million in new acquisition fees and costs incurred during the years ended December 31, 2010 and 2009, respectively. We will continue to capitalize acquisition fees and costs incurred in connection with the making of loans, simple asset purchases and other investments not subject to this pronouncement.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 8. “Financial Statements and Supplementary Data” for additional information about the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

General Trends and Effects of Seasonality

As of December 31, 2010 and 2009, we owned 122 and 115 properties directly and indirectly, of which 90 and 99 were 100% leased under long-term triple-net leases and eight were owned through unconsolidated joint ventures for both periods, respectively. Fifteen and six were operated by third-party managers under management contracts, excluding the nine properties that were previously leased to PARC that were subsequently transitioned to new third-party managers as of March 10, 2011. In addition, we had one property held for development as of December 31, 2010 and 2009, respectively.

Certain of our properties are operated seasonally due to geographic location, climate and weather patterns. Generally, the effect of seasonality will not significantly affect our recognition of base rental income from operating leases due to straight-line revenue recognition in accordance with GAAP. However, seasonality does impact the timing of when base rent payment is made by our tenants which impacts our operating cash flows, the amount of rental revenue we recognize in connection with capital improvement reserve revenue and other percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues. In addition, seasonality directly impacts properties where we engage third-party operators to manage on our behalf resulting from lease terminations and began recording the property’s operating revenues and expenses. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their net operating income during their peak season. Our consolidated operating results will fluctuate quarter to quarter depending on the number and types of properties being managed by third-party operators and seasonal results of properties instead of base rental income from operating leases.

The following table summarizes our operations for the years ended December 31, (in thousands except per share data):

	Year Ended December 31,			% Change 2010 vs 2009	% Change 2009 vs 2008
	2010	2009	2008
Revenues:
Rental income from operating leases	$202,029	$205,247	$203,031	(1.6)%	1.1%
Property operating revenues	86,567	35,246	—	145.6%	n/a
Interest income on mortgages and other notes receivable	15,832	12,778	7,384	23.9%	73.0%

Total revenues	304,428	253,271	210,415	20.2%	20.4%

Expenses:
Property operating expenses	79,365	34,665	—	128.9%	n/a
Asset management fees to advisor	26,808	25,075	21,937	6.9%	14.3%
General and administrative	14,242	13,935	14,003	2.2%	(0.5)%
Ground lease and permit fees	12,589	11,561	9,477	8.9%	22.0%
Acquisition fees and costs	14,149	14,616	—	(3.2)%	n/a
Other operating expenses	2,528	9,548	8,943	(73.5)%	6.8%
Bad debt expense	2,315	2,313	328	0.1%	605.2%
Loan loss provision	4,072	—	—	n/a	n/a
Loss on lease terminations	55,528	4,506	—	1132.3%	n/a
Impairment provision	26,880	—	—	n/a	n/a
Depreciation and amortization	126,223	124,040	98,149	1.8%	26.4%

Total expenses	364,699	240,259	152,837	51.8%	57.2%

Operating income (loss)	(60,271)	13,012	57,578	(563.2)%	(77.4)%

Other income (expense):
Interest and other income	2,759	2,676	5,718	3.1%	(53.2)%
Interest expense and loan cost amortization	(50,616)	(40,638)	(32,076)	(24.6)%	(26.7)%
Gain on extinguishment of debt	15,261	—	—	n/a	n/a
Equity in earnings of unconsolidated entities	10,978	5,630	3,020	95.0%	86.4%

Total other expense	(21,618)	(32,332)	(23,338)	33.1%	38.5%

Income (loss) from continuing operations	(81,889)	(19,320)	34,240	(323.9)%	(156.4)%
Discontinued operations	—	—	2,396	n/a	n/a

Net income (loss)	$(81,889)	$(19,320)	$36,636	(323.9)%	(152.7)%

Earnings (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.31)	$(0.08)	$0.16	(287.5)%	(150.0)%
Discontinued operations	$—	$—	$0.01	n/a	n/a

	$(0.31)	$(0.08)	$0.17	(287.5)%	(147.1)%

Weighted average number of shares of common stock outstanding (basic and diluted)	263,516	235,873	210,192

Year ended December 31, 2010 vs. Year ended December 31, 2009

Rental income from operating leases. Overall, we experienced a decrease of 1.6% in rental income for the year ended December 31, 2010 as compared to 2009. The decrease in rental income is attributable to the lease terminations offset, in part, by recently acquired properties and capital expansion projects that have increased the lease basis and base rents for certain of our properties.

The following information summarizes trends in rental income from operating leases in relation to the timing and number of our property acquisitions (in thousands):

Properties Subject to Operating Leases	Number of Properties	Total Rental Income (in thousands) for the Year Ended December 31,		Percentage of Total 2010 Rental Income	Percentage of Total 2009 Rental Income	Percentage of Total Increase (Decrease) in Rental Income
		2010	2009
Acquired prior to 2009(1)	81	$150,170	$150,539	74.3%	73.3%	(11.5)%
Acquired in 2009(1)	2	7,210	5,230	3.6%	2.5%	61.5%
Acquired in 2010(1)	7	6,997	—	3.5%	0.0%	217.4%
Terminated leases(2)	21	37,652	49,478	18.6%	24.2%	(367.4)%

Total	111	$202,029	$205,247	100.0%	100.0%	100.0%

FOOTNOTES:

(1)	The numbers only include our consolidated properties operated under long-term triple-net leases and our multi-family residential property.

(2)	This represents rental income on properties prior to the lease terminations.

As of December 31, 2010 and 2009, the weighted-average lease rate for our portfolio of leased properties was 8.8% and 8.9%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The decrease is primarily a result of reduced rents on certain properties and 18 lease terminations in 2010. Additionally, the weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and themepark operations and other service revenues. Property operating revenues totaled $86.6 million and $35.2 million for the years ended December 31, 2010 and 2009, respectively, and are not directly comparable. For the year ended December 31, 2010, we recorded the operating results of three properties for a full year that operated for only a partial year in 2009 as well as eight properties for one month during 2010 which were leased in 2009. In addition, we began recording the operations of two properties that were previously unconsolidated and owned by the Wolf Partnership that we began consolidating effective August 6, 2009 upon our acquisition of our former partner’s interest in that partnership.

Interest income on mortgages and other notes receivable. For the years ended December 31, 2010 and 2009, we earned interest income of approximately $15.8 million and $12.8 million, respectively, on our performing loans with an aggregate principal balance of approximately $111.4 million and $140.2 million as of December 31, 2010 and 2009, respectively. The increase is attributable to loans made by us subsequent to December 31, 2009, offset, in part, by the three loans that were deemed uncollectible in connection with PARC’s lease terminations for which no interest income was recorded during fourth quarter of 2010.

Property operating expenses. Property operating expenses from managed properties are derived from the operations as discussed above. For the years ended December 31, 2010 and 2009, property operating expenses were approximately $79.4 million and $34.7 million, respectively, and are not directly comparable. See “Property operating revenues” above for further information.

Asset management fees to advisor. Monthly asset management fees of 0.08334% of invested assets are paid to the Advisor for the acquisition of real estate assets and making loans. For the years ended December 31, 2010 and 2009, asset management fees to our advisor were approximately $26.8 million and $25.1 million, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans made.

General and administrative. General and administrative expenses totaled approximately $14.2 million and $13.9 million for the years ended December 31, 2010 and 2009, respectively. The increase is primarily due to an increase in legal and professional services, offset, in part, by a reduction in accounting, legal and administrative personnel charges.

Ground leases and permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and are paid by the tenants in accordance with the terms of our triple-net leases with those tenants. These expenses have corresponding equivalent revenues included in rental income above. For the years ended December 31, 2010 and 2009, ground lease, concession holds and land permit fees were approximately $12.6 million and $11.6 million, respectively. The increase is attributable to the growth of our property portfolio offset against the reduction in gross revenue of certain underlying properties reducing ground lease and permit fees.

Acquisition fees and costs. Effective January 1, 2009, we began expensing acquisition fees and costs as a result of a newly issued accounting standard. Upon adoption of the new standard on January 1, 2009, we were required to initially expense approximately $5.9 million in acquisition fees and costs that were incurred prior to December 31, 2008 and capitalized on our balance sheet. Acquisition fees and costs incurred for the years ended December 31, 2010 and 2009 were approximately $14.1 million and $14.6 million, of which approximately $8.7 million for the year ended December 31, 2009, was unrelated to the initial adoption of the new standard.

Other operating expenses. Other operating expenses totaled approximately $2.5 million and $9.5 million for the years ended December 31, 2010 and 2009, respectively. The decrease is partially due to a reduction in the additional purchase price consideration expense recorded in 2009 relating to the acquisition of Wet’n’Wild Hawaii. During 2010, the operating income of the property did not exceed certain performance threshold resulting in a reduction in the estimated contingent purchase consideration to be paid of $1.5 million from the $3.5 million recorded for the year ended December 31, 2009. In addition, the decrease is a result of lower repairs and maintenance incurred. Capital expenditures are made from the capital improvement reserve accounts for replacements, refurbishments, repairs and maintenance at our properties. Certain expenditures, which do not substantially enhance the property value or increase the estimated useful lives, cannot be capitalized and are expensed.

Bad debt expense. Bad debt expense was approximately $2.3 million for both years ended December 31, 2010 and 2009 resulting from the write-off of past due rents receivable that were deemed uncollectible from tenants whose leases have been terminated.

Loan loss provision. Loan loss provision was approximately $4.1 million for the year ended December 31, 2010 as a result of the notes receivable from PARC that were deemed uncollectible. See “General”—“Economic and Market Trends” above for additional information.

Loss on lease terminations. Loss on lease terminations were approximately $55.5 million and $4.5 million for the years ended December 31, 2010 and 2009, respectively. The increase is due to the recording of lease terminations relating to eighteen properties that were previously leased to PARC during 2010, as discussed above, compared to the three properties for which leases were terminated in 2009.

Impairment provision. We recorded an impairment provision totaling approximately $26.9 million for the year ended December 31, 2010 on the two Great Wolf properties, one golf property and one attraction property. See “General”—“Asset Class and Industry Trends” above for additional information. Prior to January 1, 2010, we had not recorded any impairment provisions.

Depreciation and amortization. Depreciation and amortization expenses were approximately $126.2 million and $124.0 million for the years ended December 31, 2010 and 2009, respectively. The increase is primarily due to the acquisition of real estate properties in 2009 of which partial depreciation and amortization were recognized as compared to a full year in 2010 coupled with acquisition of additional real estate properties in 2010.

Interest and other income. Interest and other income totaling approximately $2.8 million and $2.7 million for the years ended December 31, 2010 and 2009, respectively, and was consistent.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $50.6 million and $40.6 million for the years ended December 31, 2010 and 2009, respectively. The increase is attributable to the increase in our borrowings. In addition, in March 2010, we wrote off the remaining unamortized loan costs from our previous line of credit as a result of obtaining a new line of credit.

Gain on extinguishment of debt. Gain on extinguishment of debt was approximately $15.3 million for the year ended December 31, 2010 resulting from the restructuring of one of our debts with a principal balance of approximately $85.4 million and the repayment of seller financing to PARC at a discount resulting in approximately $0.9 million gain. We had no debt restructures in 2009. See “Borrowings” above for additional information.

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2010	2009	$ Change	% Change
Wolf Partnership	$—	$(2,657)	$2,657	100.0%
DMC Partnership	10,775	9,931	844	8.5%
Intrawest Venture	203	(1,644)	1,847	112.3%

Total	$10,978	$5,630	$5,348

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

Equity in earnings of unconsolidated entities increased by approximately $5.3 million for the year ended December 31, 2010, as compared to 2009, primarily due to our acquisition of the remaining interest in the

Wolf Partnership in August 2009 which resulted in the consolidation of these properties’ operations and no longer reporting its operating results within equity in earnings. In addition, during 2009, we increased our ownership interest in the DMC Partnership which resulted in an increase in our allocation of income due to our distribution preferences and how such preferences impact income allocations under HLBV method of accounting. Operating results for the Intrawest Venture showed improvement as a result of increased rents resulting from an increase in consumer spending at the properties.

We received cash distributions from our unconsolidated entities of approximately $12.7 million and $10.8 million for the years ended December 31, 2010 and 2009, respectively.

Net income (loss) and earnings (loss) per share of common stock. The increase in net loss and loss per share for the year ended December 31, 2010 as compared to 2009 was attributable to (i) the recording of an impairment provisions on two Great Wolf properties, one golf property and one attraction property, (ii) losses recorded on the lease terminations and loan impairments relating to our attractions properties leased to PARC, (iii) an increase in interest expense from additional borrowings and depreciation expense in the current year as a result of acquisitions of properties, offset, in part, by (iv) an increase in net operating income from properties that are being operated by third-party management companies that were leased in the prior year and (v) gain on extinguishment of debt from the restructuring of one of our debts and the repayment of seller financing.

Year ended December 31, 2009 vs. Year ended December 31, 2008

Rental income from operating leases. Overall, we experienced a 1.1% increase in rental income for the years ended December 31, 2009 as compared to the same period in 2008. The increase was attributable to properties newly acquired during 2008 and 2009, offset, in part, by lease restructures and the termination of leases for three properties.

The following information summarizes trends in rental income from operating leases in relation to the timing and number of our property acquisitions:

Properties Subject to Operating Leases	Number of Properties	Total Rental Income (in thousands) for the Year Ended December 31,		Percentage of Total 2009 Rental Income	Percentage of Total 2008 Rental Income	Percentage of Total Increase (Decrease) in Rental Income
		2009	2008
Acquired prior to 2008(1)	85	$165,097	$177,398	80.4%	87.4%	(555.1)%
Acquired in 2008(1)	15	31,348	12,677	15.3%	6.2%	842.5%
Acquired in 2009(1)	2	5,231	—	2.5%	—	236.1%
Terminated leases(2)	3	3,571	12,956	1.8%	6.4%	(423.5)%

Total	105	$205,247	$203,031	100.0%	100.0%	100.0%

FOOTNOTES:

(1)	The numbers only include our consolidated properties operated under long-term triple-net leases and our multi-family residential property.

(2)	This represents rental income on two golf properties and one additional lifestyle property prior to the lease termination at which point we began recording the properties’ operating revenues and expenses in place of rental income.

As of December 31, 2009 and 2008, the weighted-average lease rate for our portfolio of leased properties was 8.9% and 9.0%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The decrease was primarily a result of reduced rents on certain properties and three lease terminations. Additionally, the weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues totaled approximately $35.2 million for the year ended December 31, 2009 and are not directly comparable. For the year ended December 31, 2009, we recorded the operating results of three properties that are operated by third-party management companies as a result of lease terminations and were previously accounted for as operating leases. In addition, we began recording the operations of two properties that were previously unconsolidated and owned by the Wolf Partnership that we began consolidating effective August 6, 2009 upon our acquisition of our former partner’s interest in that partnership. Prior to January 1, 2009, there were no lease terminations.

Interest income on mortgages and other notes receivable. For the year ended December 31, 2009, we earned interest income of approximately $12.8 million on our performing loans with an aggregate principal balance of approximately $140.2 million. Comparatively, for the year ended December 31, 2008, we recorded interest income of approximately $7.4 million on our performing loans with an aggregate principal balance of approximately $129.7 million. The increase was attributable to partial interest income recognized on loans made by us during the year ended December 31, 2008 as compared to full year during 2009 coupled with new loans made by us during the year ended December 31, 2009.

Property operating expenses. For the year ended December 31, 2009, property operating expenses were approximately $34.7 million and are not directly comparable. See “Property operating revenues” above for further information.

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

Ground leases and permit fees. For the years ended December 31, 2009 and 2008, ground lease, concession holds and land permit fees were approximately $11.6 million and $9.5 million, respectively. The increase was attributable to the growth of our property portfolio and gross revenues at certain properties. As of December 31, 2009, 37 of our properties are subject to ground leases, concession holds or land permit fees, as compared to 36 properties in 2008.

Acquisition fees and costs. Effective January 1, 2009, we began expensing acquisition fees and costs as a result of a newly issued accounting standard. Upon adoption of the new standard on January 1, 2009, we were required to initially expense approximately $5.9 million in acquisition fees and costs that were incurred prior to December 31, 2008 and capitalized on our balance sheet. Acquisition fees and costs incurred for the year ended December 31, 2009 were approximately $14.6 million, of which approximately $8.7 million for the year ended December 31, 2009 was unrelated to the initial adoption of the new standard.

Other operating expenses. Other operating expenses totaled approximately $9.5 million and $8.9 million for the years ended December 31, 2009 and 2008, respectively. The increase was primarily a result of expensing approximately $3.5 million due to a change in estimate of contingent purchase consideration payable in connection with the acquisition of Wet’n’Wild Hawaii in 2009, offset by a decrease in repairs and maintenance expenses incurred. Capital expenditures are made from the capital improvement reserve accounts for replacements, refurbishments, repairs and maintenance at our properties. Certain expenditures, which do not substantially enhance the property value or increase the estimated useful lives, cannot be capitalized and are expensed.

Bad debt expense. Bad debt expense was approximately $2.3 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively. The increase was primarily due to the write-off of past due rents receivable that were deemed uncollectible from a tenant whose lease was terminated.

Loss on lease terminations. Loss on lease terminations was approximately $4.5 million for the year ended December 31, 2009 and was attributable to the termination of leases for three properties which are now operated by third parties under management contracts. Prior to January 1, 2009, there were no lease terminations.

Depreciation and amortization. Depreciation and amortization expenses were approximately $124.0 million and $98.1 million for the years ended December 31, 2009 and 2008, respectively. The increase was primarily due to the acquisition of real estate properties in 2008 of which partial depreciation and amortization were recognized as compared to a full year in 2009 coupled with acquisition of additional real estate properties in 2009.

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

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings (losses) from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2009	2008	$ Change	% Change
Wolf Partnership	$(2,657)	$(5,773)	$3,116	54.0%
DMC Partnership	9,931	9,480	451	4.8%
Intrawest Venture	(1,644)	(687)	(957)	(139.3)%

Total	$5,630	$3,020	$2,610

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

Discontinued operations. For the year ended December 31, 2008, results of discontinued operations were approximately $2.4 million relating to the sale of the Talega Golf Course property, which was sold in December 2008.

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

OTHER

Funds from Operations and Modified Funds From Operations

FFO is a non-GAAP financial measure that is widely recognized in the REIT industry as a supplemental measure of operating performance. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis as determined under GAAP, which implies that the value of real estate assets diminishes predictably over time. We believe that FFO is a useful measure that should be considered along with, but not as an alternative to, net income (loss) when evaluating operating performance.

In addition to FFO, we use MFFO, which further adjusts net income (loss) and FFO to exclude acquisition-related costs, impairments, contingent purchase price adjustments and other non-recurring charges in order to further evaluate our ongoing operating performance. Changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO have increased the number of non-cash and non-operating items included in net income (loss) and FFO, which management consider to be more reflective of investing activities. For example, the accounting for acquisition costs and expenses have changed from a capitalize and depreciate model to expense as incurred. These costs are paid for with proceeds from our common stock offerings or debt proceeds rather than paid for with cash generated from operations. Similarly, recent accounting standards require us to estimate any future contingent purchase consideration at the time of acquisition and subsequently record changes to those estimates or eventual payments in the statement of operations even though the payment is funded by offering proceeds. Previously under GAAP, these amounts would be capitalized, which is consistent with how these incremental payments are added to the contractual lease basis used to calculate rent for the related property and generates future rental income. Impairments and other non-recurring non-cash write-offs are not indicative of ongoing results of operations. Therefore, we exclude these amounts in the computation of MFFO. By providing MFFO, we present information that we believe is more consistent with management’s long term view of our core operating activities and is more reflective of a stabilized asset base.

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

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the years ended December 31, 2010, 2009, and 2008 (in thousands except per share data):

	Year Ended December 31,
	2010	2009	2008
Net income (loss)	$(81,889)	$(19,320)	$36,636
Adjustments:
Depreciation and amortization	126,223	124,040	98,901
Gain on sale of real estate investment properties	—	—	(4,470)
Net effect of FFO adjustment from unconsolidated entities(1)	11,219	15,856	17,786

Total funds from operations	55,553	120,576	148,853

Acquisition fees and expenses(2)	14,149	14,616	—
Impairments of real estate assets	26,880	—	—
Impairments of lease related investments	21,347	569	—
Impairments of notes receivable	4,072	—	—
Assumption of non-cash deferred charges in connection with lease terminations	1,705	2,189	—
Contingent purchase price adjustments	(1,500)	3,472	—

Modified funds from operations	$122,206	$141,422	$148,853

Weighted average number of shares of common stock outstanding (basic and diluted)	263,516	235,873	210,192

FFO per share (basic and diluted)	$0.21	$0.51	$0.71

MFFO per share (basic and diluted)	$0.46	$0.60	$0.71

FOOTNOTES:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.

(2)	Acquisition fees and costs that were directly identifiable with properties acquired were not required to be expensed under GAAP prior to January 1, 2009. Accordingly, no adjustments to funds from operations are necessary for periods prior to 2009.

Total FFO decreased from approximately $120.6 million for the year ended December 31, 2009 to approximately $55.6 million for the year ended December 31, 2010. FFO per share decreased from $0.51 per share for the year ended December 31, 2009 to $0.21 per share for the year ended December 31, 2010. The decrease in FFO and FFO per share are attributable principally to: (i) the recording of real estate impairments relating to the two Great Wolf properties, one golf property and one attraction property, (ii) the write-off of lease assets resulting from lease terminations which includes deferred rent and (iii) an increase in interest expense from additional borrowings, offset, in part, by an increase in net operating income from properties that are being operated by third-party management companies that were being leased in the prior year, a reduction in acquisition fees and costs and the restructuring of one of our mortgage debt resulting in a gain in extinguishment of debt.

MFFO decreased from approximately $141.4 million for the year ended December 31, 2009 to approximately $122.2 million for the year ended December 31, 2010. MFFO per share decreased from $0.60 per share for the year ended December 31, 2009 to $0.46 per share for the year ended December 31, 2010. The decrease in MFFO and MFFO per share are attributable principally to (i) the write-off of deferred rent and the incurrence of off-season carrying costs associated with the transition of the properties previously leased to PARC and (ii) an increase in interest expense from additional borrowings.

Total FFO decreased from approximately $148.9 million for the year ended December 31, 2008 to approximately $120.6 million for the year ended December 31, 2009. FFO per share decreased from $0.71 per share for the year ended December 31, 2008 to $0.51 per share for the year ended December 31, 2009. The decrease in FFO and FFO per share were attributable principally to (i) the reduction in rental income from certain of our properties, including those for which the leases were terminated and have been restructured, offset by, additional rent from properties acquired in 2008 and 2009, (ii) an increase in bad debt expense and the write-off of in-place lease intangibles related to terminated and restructured leases, (iii) the adoption of a new accounting pronouncement and expensing of acquisition fees and costs and (iv) additional interest expense paid on our borrowings.

MFFO decreased from approximately $148.9 million for the year ended December 31, 2008 to approximately $141.4 million for the year ended December 31, 2009. MFFO per share decreased from $0.71 per share for the year ended December 31, 2008 to $0.60 per share for the year ended December 31, 2009. The decrease in MFFO and MFFO per share was attributable to (i) the reduction in rental income from certain of our properties, including those for which the leases were terminated and have been restructured offset by additional rent from properties acquired in 2008 and 2009, (ii) an increase in bad debt expense and (iii) additional interest expense paid on our borrowings.

OFF BALANCE SHEET AND OTHER ARRANGEMENTS

We have investments in unconsolidated entities that own and lease commercial real estate: the DMC Partnership, in which we own an 81.9% interest, and the Intrawest Venture, in which we own an 80.0% interest. Our equity in earnings from unconsolidated entities for the years ended December 31, 2010, 2009 and 2008 contributed approximately $11.0 million, $5.6 million and $3.0 million, respectively, to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the annual payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages. See also Item 8. “Financial Statements and Supplementary Data” for additional information about our unconsolidated entities.

As discussed above, we acquired an ownership interest in 29 senior living facilities through a new unconsolidated joint venture formed by us and Sunrise valued at approximately $630.0 million. We acquired sixty percent (60%) of the membership interests in the Sunrise Venture for an equity contribution of approximately $134.3 million, including certain transactional and closing costs. The Sunrise Venture obtained $435.0 million in mortgage financing, which is collateralized by the properties. The non-recourse loan has a three-year term and a fixed-interest rate of 6.76% requiring monthly interest-only payments with all principal due upon maturity. Under the terms of our venture agreement with Sunrise, we receive a preferred return on our invested capital for the first six years and share control over major decisions with Sunrise. Sunrise holds the option to buy out our interest in the venture in years three through six at a price which would provide us with a thirteen to fourteen percent internal rate of return.

Borrowings of Our Unconsolidated Entities

The aggregate principal debt of our unconsolidated entities was approximately $207.8 million and $211.4 million as of December 31, 2010 and 2009, respectively. In connection with the loans encumbering properties owned by our unconsolidated entities, if we engage in certain prohibited activities, we could become liable for the obligations of the unconsolidated entities which own the properties for certain enumerated recourse liabilities related to those entities and their properties. In the case of the borrowing for the resort village properties located in Canada, our obligations are such that we could become liable for the entire loan if we triggered a default due to bankruptcy or other similar events.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of December 31, 2010:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3(3)	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest)(1)	$146,229	$201,852	$159,178	$292,454	$799,713
Obligations under capital leases	2,473	2,294	277	—	5,044
Obligations under operating leases(2)	14,376	28,752	28,752	253,911	325,791

Total	$163,078	$232,898	$188,207	$546,365	$1,130,548

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties, and the $58.0 million drawn on our syndicated revolving line of credit. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve.

(2)	This line item represents obligations under ground leases, concession holds and land permits which are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

(3)	Includes mortgage loans of approximately $62.0 million that may be accelerated at the option of the lender.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration(1)	$625	$—	$—	$—	$625
Capital improvements(2)	30,291	4,305	2,137	—	36,733
Loan commitments(3)	2,193	—	—	—	2,193

Total	$33,109	$4,305	$2,137	$—	$39,551

FOOTNOTES:

(1)

In connection with the acquisition of Wet’n’Wild Hawaii in 2009, we agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years, of which approximately $12.4 million was paid during the year ended December 31, 2010. The additional purchase price consideration is not to provide compensation for services but is based on the property achieving certain financial performance goals. In accordance with relevant accounting standards, we recorded the fair value of this contingent liability in our consolidated balance sheets as of December 31, 2010.

In connection with our acquisition on March 12, 2010 of four marinas, we agreed to pay additional purchase consideration up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, we have determined, based on our estimates and the likelihood of the properties achieving such thresholds, that the fair value of the liability was zero as of December 31, 2010.

(2)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

(3)	In connection with certain loans we have made, we are committed to fund, in aggregate, approximately $10.1 million in construction loans of which approximately $7.9 million was drawn as of December 31, 2010.

EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 2010

Our board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on January 1, 2011, February 1, 2011 and March 1, 2011. These distributions are to be paid by March 31, 2011.

In January 2011, we obtained a loan for $18.0 million that is collateralized by one of our ski and lifestyle properties. The loan bears interest at 30-day LIBOR and requires monthly payments of principal and interest and with the remaining principal and accrued interest due at maturity on December 31, 2015. On January 13, 2011, we entered into an interest swap thereby fixing the rate at 6.68%.

On January 10, 2011, we acquired an ownership interest, through an unconsolidated entity, in 29 senior living properties with an agreed upon value of $630.0 million. See “Acquisitions and Investments in Unconsolidated Entities” above for additional information.

The current advisory agreement continues until March 22, 2011, and was extended by unanimous consent of our board of directors through April 9, 2011, at which time we will engage CNL Lifestyle Advisor Corporation (the “New Advisor”) as our advisor and enter into an advisory agreement with substantially similar terms and services as those provided under our current advisory agreement.

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2011		2012		2013		2014		2015		Thereafter		Total	Fair Value
Fixed rate debt	$63,350		$11,930		$71,946		$96,206		$8,680		$215,765		$467,877	$438,955	(1)
Weighted average interest rates of maturities	8.91%		6.19%		6.10%		6.12%		6.26%		6.27%		6.57%
Variable rate debt	45,773		2,672		60,729		19,891	(4)	2,154		65,447		196,666	186,974	(6)
Average interest rate	Prime or LIBOR + 2	%(2)(3)		(3)		(3)	CDOR +3.75	%(2)	LIBOR + Spread	(2)	LIBOR + Spread	(2)(5)

Total debt	$109,123		$14,602		$132,675		$116,097		$10,834		$281,212		$664,543	$625,929

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2010. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

(2)	The 30-day LIBOR rate was approximately 0.26% and 0.23%, respectively as of December 31, 2010 and 2009. The 30-day CDOR rate was approximately 1.20% and 0.40% as of December 31, 2010 and 2009, respectively.

(3)	The average interest rate from year 2011 through 2013 consists of (i) 30-day LIBOR + 3.25% on the $10.0 million loan collateralized by our Jimmy Peak Mountain Resort property and (ii) 30-day CDOR + 3.75% on the $20.0 million loan collateralized by our Cypress Ski Resort property.

(4)	On November 30, 2009, we obtained a $20.0 million loan (denominated in Canadian dollars) collateralized by our Cypress Ski Resort property. The loan matures on December 1, 2014 and bears interested at CDOR plus 3.75% that has been fixed with an interest rate swap to 6.43% for the term of the loan. The loan requires monthly payments of principal and interest based on a 20-year amortization schedule. The balance as of December 31, 2010 has been converted from Canadian dollars to U.S. dollar at an exchange rate of 0.9999 Canadian dollars for $1.0000 U.S. dollar on December 31, 2010. The fair value of this instrument has been recorded as a liability of approximately $0.3 million.

(5)

On December 6, 2010, we restructured one of our mortgage debts, collateralized by our residential property, with an original principal balance of approximately $85.4 million to $66.4 million. In connection with the restructure, Tranche B and C notes with a principal balance of $22.1 million were satisfied with a repayment of $6.0 million and the remaining balance was forgiven. The Tranche A note was modified to an interest rate of LIBOR + 1.25% and the maturity was extended to January 2, 2016. At the same time, we terminated two interest rate swaps that were designated as cash flow hedges totaled $74.0 million with fixed interest rates of 5.805% to 6.0% and entered into a new interest rate swap of $57.3 million with a blended fixed rate of 3.12% for the term of the loan. The fair value of this instrument has been recorded as an asset of approximately $0.5 million as of December 31, 2010.

On September 29, 2009, we obtained a $10.0 million loan collateralized by the Jiminy Peak Mountain Resort property. The loan requires monthly payments of interest and principal with the remaining principal and accrued interest payable upon maturity on September 1, 2019. For the entire term, the loan bears interest at a 30-day LIBOR plus 3.25%. However, we entered into an interest rate swap and thereby fixing the rate to 6.89%. The fair value of this instrument has been recorded as a liability of approximately $0.5 million.

(6)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2010. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $1.2 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Our fixed rate mortgage and other notes receivable, which totaled $116.4 million at December 31, 2010, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $110.8 million and $137.6 million at December 31, 2010 and 2009, respectively.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

CNL Lifestyle Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Lifestyle Properties, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) 2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 18, 2011

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2010	2009
ASSETS
Real estate investment properties, net (including $216,574 related to consolidated variable interest entitites)	$2,025,522	$2,021,188
Cash	200,517	183,575
Investments in unconsolidated entities	140,372	142,487
Mortgages and other notes receivable, net	116,427	145,640
Deferred rent and lease incentives	80,948	91,850
Other assets	49,719	24,656
Intangibles, net	25,929	32,032
Restricted cash	19,912	19,438
Accounts and other receivables, net	14,580	11,262

Total Assets	$2,673,926	$2,672,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable (including $86,408 non-recourse debt of consolidated variable interest entities)	$603,144	$639,488
Line of credit	58,000	99,483
Other liabilities	35,555	43,931
Accounts payable and accrued expenses	24,433	19,591
Security deposits	16,140	16,180
Due to affiliates	5,614	4,239

Total Liabilities	742,886	822,912

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share
200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share
120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 301,299 and 260,233 shares issued and 284,687 and 247,710 shares outstanding as of December 31, 2010 and 2009, respectively	2,847	2,477
Capital in excess of par value	2,523,405	2,195,251
Accumulated earnings (deficit)	(3,763)	78,126
Accumulated distributions	(585,812)	(421,873)
Accumulated other comprehensive loss	(5,637)	(4,765)

	1,931,040	1,849,216

Total Liabilities and Stockholders' Equity	$2,673,926	$2,672,128

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Rental income from operating leases	$202,029	$205,247	$203,031
Property operating revenues	86,567	35,246	—
Interest income on mortgages and other notes receivable	15,832	12,778	7,384

Total revenues	304,428	253,271	210,415

Expenses:
Property operating expenses	79,365	34,665	—
Asset management fees to advisor	26,808	25,075	21,937
General and administrative	14,242	13,935	14,003
Ground lease and permit fees	12,589	11,561	9,477
Acquisition fees and costs	14,149	14,616	—
Other operating expenses	2,528	9,548	8,943
Bad debt expense	2,315	2,313	328
Loan loss provision	4,072	—	—
Loss on lease terminations	55,528	4,506	—
Impairment provision	26,880	—	—
Depreciation and amortization	126,223	124,040	98,149

Total expenses	364,699	240,259	152,837

Operating income (loss)	(60,271)	13,012	57,578

Other income (expense):
Interest and other income	2,759	2,676	5,718
Interest expense and loan cost amortization	(50,616)	(40,638)	(32,076)
Gain on extinguishment of debt	15,261	—	—
Equity in earnings of unconsolidated entities	10,978	5,630	3,020

Total other expense	(21,618)	(32,332)	(23,338)

Income (loss) from continuing operations	(81,889)	(19,320)	34,240
Discontinued operations	—	—	2,396

Net income (loss)	$(81,889)	$(19,320)	$36,636

Earnings (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.31)	$(0.08)	$0.16
Discontinued operations	$—	$—	$0.01

	$(0.31)	$(0.08)	$0.17

Weighted average number of shares of common stock outstanding (basic and diluted)	263,516	235,873	210,192

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2010, 2009 and 2008

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	Par Value
Balance at December 31, 2007	191,827	$1,918	$1,690,018	$60,810	$(139,062)	$3,630	$1,617,314
Subscriptions received for common stock through public offering and reinvestment plan	37,778	378	386,617	—	—	—	386,995
Redemption of common stock	(3,568)	(36)	(33,939)	—	—	—	(33,975)
Stock issuance and offering costs	—	—	(37,549)	—	—	—	(37,549)
Net income	—	—	—	36,636	—	—	36,636	$36,636
Distributions, declared and paid ($0.6150 per share)	—	—	—	—	(128,358)	—	(128,358)
Foreign currency translation adjustment	—	—	—	—	—	(9,992)	(9,992)	(9,992)
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(8,699)	(8,699)	(8,699)

Total comprehensive income	—	—	—	—	—	—	—	$17,945

Balance at December 31, 2008	226,037	$2,260	$2,005,147	$97,446	$(267,420)	$(15,061)	$1,822,372
Subscriptions received for common stock through public offering and reinvestment plan	29,660	297	293,006	—	—	—	293,303
Redemption of common stock	(7,987)	(80)	(76,161)	—	—	—	(76,241)
Stock issuance and offering costs	—	—	(26,741)	—	—	—	(26,741)
Net income	—	—	—	(19,320)	—	—	(19,320)	$(19,320)
Distributions, declared and paid ($0.6577 per share)	—	—	—	—	(154,453)	—	(154,453)
Foreign currency translation adjustment	—	—	—	—	—	6,583	6,583	6,583
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	3,713	3,713	3,713

Total comprehensive income	—	—	—	—	—	—	—	$(9,024)

Balance at December 31, 2009	247,710	$2,477	$2,195,251	$78,126	$(421,873)	$(4,765)	$1,849,216

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED

Years ended December 31, 2010, 2009 and 2008

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Loss
	Number of Shares	Par Value
Balance at December 31, 2009	247,710	$2,477	$2,195,251	$78,126	$(421,873)	$(4,765)	$1,849,216
Subscriptions received for common stock through public offering and reinvestment plan	41,066	411	406,019	—	—	—	406,430
Redemption of common stock	(4,089)	(41)	(40,355)	—	—	—	(40,396)
Stock issuance and offering costs	—	—	(37,510)	—	—	—	(37,510)
Net loss	—	—	—	(81,889)	—	—	(81,889)	$(81,889)
Distributions, declared and paid ($0.6252 per share)	—	—	—	—	(163,939)	—	(163,939)
Foreign currency translation adjustment	—	—	—	—	—	1,061	1,061	1,061
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	331	331	331
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 14)	—	—	—	—	—	(2,264)	(2,264)	(2,264)

Total comprehensive loss	—	—	—	—	—	—	—	$(82,761)

Balance at December 31, 2010	284,687	$2,847	$2,523,405	$(3,763)	$(585,812)	$(5,637)	$1,931,040

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$(81,889)	$(19,320)	$36,636
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	134,190	129,136	100,853
Accretion of note origination costs	(72)	(161)	(248)
Write off of note origination costs	—	—	604
Loan origination fees received	—	—	340
Gain on sale of property	—	—	(4,470)
(Gain)/loss on disposal of fixed assets	(265)	(376)	29
Gain on extinguishment of debt	(15,261)	—	—
Reclassification of hedge loss from extinguishment of debt	2,006	—	—
Deferred interest received on mortgages and other notes receivable	2,814	—	—
Loss on lease termination	55,528	4,506	—
Impairment provision	26,880	—	—
Loan loss provision	4,072	—	—
Swap breakage payment	(9,256)	—	—
Bad debt	2,315	2,313	328
Write-off of intangible assets	—	—	1,085
Equity in earnings net of distributions from unconsolidated entities	1,712	5,156	11,863
Changes in assets and liabilities:
Other assets	(25,923)	(8,937)	1,024
Deferred rent	(24,530)	(47,489)	(17,005)
Accounts and other receivables	2,829	152	(5,636)
Accounts payable, accrued expenses and other liabilities	(2,142)	17,811	1,315
Security deposits from tenants	5,926	(21,399)	(8,406)
Due to affiliates	842	1,008	470

Net cash provided by operating activities	79,776	62,400	118,782

Investing activities:
Acquisition of properties	(81,390)	(42,000)	(167,529)
Capital expenditures	(59,140)	(62,320)	(116,205)
Deposits on real estate investments	(11,220)	(1,022)	—
Acquisition of remaining partnership interest in Wolf Partnership entity, net of $3,752 cash received	—	(2,382)	—
Contributions to unconsolidated entities	—	(16,229)	(1,394)
Payment of contingent purchase consideration	(12,433)	—	—
Issuance of mortgage loans receivable	(14,897)	(28,881)	(68,584)
Payment of additional carrying costs for mortgage loans receivable	—	(7,599)	(3,656)
Principal payments received on mortgage loans receivable	38,614	18,388	—
Acquisition fees on mortgage notes receivable	(461)	(867)	(19,105)
Return of short term investments	8,000	—	—
Proceeds from sale of property	—	—	12,000
Proceeds from disposal of assets	590	560	69
Changes in restricted cash	(6,238)	468	(4,789)

Net cash used in investing activities	(138,575)	(141,884)	(369,193)

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Financing activities:
Offering proceeds	$333,346	$222,685	$326,198
Redemptions of common stock	(40,396)	(76,958)	(33,730)
Distributions to stockholders, net of reinvestments	(90,855)	(83,835)	(67,561)
Stock issuance costs	(36,574)	(26,940)	(37,910)
Borrowings under line of credit, net of payments	(41,483)	(517)	100,000
Proceeds from mortgage loans and other notes payables	12,202	37,855	159,403
Principal payments on mortgage loans	(50,450)	(10,856)	(19,378)
Principal payments on capital leases	(4,284)	(4,852)	(42)
Payment of loan costs	(5,903)	(3,123)	(2,339)

Net cash provided by financing activities	75,603	53,459	424,641

Effect of exchange rate fluctuation on cash	$138	$99	$193

Net increase (decrease) in cash	16,942	(25,926)	174,423
Cash at beginning of period	183,575	209,501	35,078

Cash at end of period	$200,517	$183,575	$209,501

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$46,693	$36,726	$28,088

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Acquisition fees and costs	$—	$—	$664

Offering and stock issuance costs	$457	$256	$657

Allocation of acquisition fees to real estate investments	$—	$—	$8,783

Allocation of acquisition fees to mortgages and other notes receivable	$—	$—	$2,720

Assumption of capital leases	$2,044	$7,102	$2,115

Capital expansion projects incurred but not paid	$1,994	$1,760	$13,545

Discharge of note receivable in connection with foreclosure	$—	$51,255	$16,800

Changes in estimated contingent purchase price	$1,500	$10,800	$—

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

Real estate and intangibles	$90,300
Other assets	7,621
Liabilities	(64,803)

Net assets	$33,118

Supplemental disclosure of non-cash financing activities:
Seller financing obtained in connection with acquisitions	$13,983	$14,400	$43,542

Seller financing provided upon sale of discontinued operations	$—	$—	$10,000

Forgiveness from debt restructure	$15,261	$—	$—

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

As of December 31, 2010, the Company owned 122 lifestyle properties directly and indirectly within the following asset classes: Ski and Mountain Lifestyle, Golf, Attractions, Marinas and Additional Lifestyle Properties. Eight of these 122 properties are owned through unconsolidated entities and three are located in Canada. Although these are the asset classes in which the Company has invested and are most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential to generate long-term revenue. The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments.

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

Impairment of Real Estate Assets—Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. A property value is considered impaired if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends, and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property is adjusted to an amount to reflect the estimated fair value of the property.

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

Acquisition Fees and Costs—Effective January 1, 2009, the Company began expensing acquisition fees and costs in accordance with a new accounting pronouncement. Prior to the adoption of this pronouncement, acquisition fees and costs were generally capitalized and allocated to the cost basis of the assets acquired in connection with a property acquisition or business combination. The adoption of this pronouncement had, and will continue to have a significant impact on the Company’s operating results due to the highly acquisitive nature of its business, and also causes a decrease in cash flows from operating activities, as acquisition fees and costs historically have been included in cash flows from investing activities, but are treated as cash flows from operating activities under the new guidance. The characterization of these acquisition fees and costs to operating activities in accordance with generally accepted accounting principles (“GAAP”) does not change the nature and source of how the amounts are funded and paid with proceeds from the Company’s public offerings. Upon adoption of this new pronouncement, the Company expensed approximately $5.9 million in acquisition fees and costs for acquisitions that were being pursued in 2008 but which did not close as of December 31, 2008. Additionally, the Company expensed approximately $14.1 million and $8.7 million in new acquisition fees and costs incurred during the years ended December 31, 2010 and 2009, respectively. The Company will continue to capitalize acquisition fees and costs incurred in connection with the making of loans, simple asset purchases and other investments.

Investment in Unconsolidated Entities—The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions and distributions. Based on the respective venture structures and preferences the Company receives

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

on distributions and liquidation, the Company records its equity in earnings of the entities under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognizes income or loss in each period as if the net book value of the assets in the venture were hypothetically liquidated at the end of each reporting period. Under this method, in any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation.

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

Cash—Cash consists of demand deposits at commercial banks. The Company also invests in money market funds during the year. As of December 31, 2010, the cash deposits exceeded federally insured amounts. However, the Company has not experienced any losses on such accounts. Management continues to monitor third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal and secondarily on maximizing yield on those funds. To that end, the Company has diversified its cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. Management has attempted to select institutions that it believes are strong based on an evaluation of their financial stability and exposure to poor performing assets.

Restricted Cash—Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties or represent certain tenant security deposits. The Company’s restricted cash balances as of December 31, 2010 and 2009 were approximately $19.9 million and $19.4 million, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (Continued):

Derivative Instruments and Hedging Activities—The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations. As of December 31, 2010 and 2009, the fair value of the hedged net liabilities totaled approximately $0.3 million and $5.0 million, respectively, and has been included in other assets and other liabilities in the accompanying consolidated balance sheets. As of December 31, 2010, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss).

Fair Value of Financial Instruments—The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses approximates carrying value as of December 31, 2010 and 2009, because of the liquid nature of the assets and relatively short maturities of the obligations. The Company estimates that the fair value of its mortgages and other notes receivable at December 31, 2010 and 2009 was approximately $110.8 million and $137.6 million, respectively, based on current economic conditions and prevailing market rates. The Company estimates that at December 31, 2010 and 2009, the fair value of its fixed rate debt was approximately $439.0 million and $465.0 million, respectively, and the fair value of its variable rate debt was approximately $187.0 million and $235.6 million, respectively, based upon the current rates and spreads it would pay to obtain similar borrowings.

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

Deferred Financing Costs—Financing costs paid in connection with obtaining long-term debt are deferred and amortized over the life of the debt using the effective interest method. Amortization expense was approximately $3.6 million, $2.8 million and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Revenue Recognition—For properties subject to operating leases, rental revenue is recorded on a straight-line basis over the terms of the leases. Additional percentage rent that is due contingent upon tenant performance

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies (Continued):

thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and themepark operations and other service revenues. Such revenues, excluding membership dues, are recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. For mortgages and other notes receivable, interest income is recognized on an accrual basis when earned, except for loans placed on non-accrual status, for which interest income is recognized when received. Any deferred portion of contractual interest is recognized on a straight-line basis over the term of the corresponding note. Loan origination fees charged and acquisition fees incurred in connection with the making of loans are recognized as interest income, and a reduction in interest income, respectively over the term of the notes.

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

Mortgages and other notes payable—Mortgages and other notes payable are recorded at the stated principal amount and are generally collateralized by the Company’s lifestyle properties with monthly interest only and/or principal payments. A loan that is accounted for as a troubled debt restructure is recorded at the future cash payments, principal and interest, specified by the new terms. The Company may undergo a troubled debt restructuring if management determines that the underlying collateralized properties are not performing to meet debt service. In order to qualify as a troubled debt restructure the following must apply: (i) the underlying collateralized property value decreased as a result of the economic environment, (ii) transfer of asset (cash) to partially satisfy the loan has occurred and (iii) new loan terms decrease the interest rate and extend the maturity date. The difference between the future cash payments specified by the new terms and the carrying value immediately preceding the restructure is recorded as gain on extinguishment of debt. For the year ended December 31, 2010, the Company restructured one of its debts with a principal outstanding balance of approximately $85.4 million, repaid $6.0 million in cash and recorded a gain on extinguishment of debt of approximately $14.4 million resulting in a new outstanding balance of approximately $66.4 million, as of December 31, 2010.

Income Taxes—The Company believes it has qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes provided it distributes at least 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Subject to compliance with applicable tax law, certain properties may be operated using an eligible third-party manager. In those cases, taxable income from those operations may be subject to federal income tax. Management believes that the Company was organized and operated in a manner that enables the Company to continue to qualify for treatment as a REIT for federal income tax purposes for the years ended December 31, 2010, 2009 and 2008.

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

Earnings Per Share—Earnings per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. For the years ended December 31, 2010, 2009 and 2008, the weighted-average numbers of shares of common stock outstanding, basic and diluted, were approximately 263,516, 235,873, and 210,192 respectively.

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

Recent Accounting Pronouncements—In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805), or ASU 2010-29. ASU 2010-29 amends ASC Topic 805 to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material,

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Significant Accounting Policies (Continued):

nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

3. Acquisitions:

During the year ended December 31, 2010, the Company acquired the following properties (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price
Anacapa Isle Marina—	California	3/12/2010	$9,829
One marina (leasehold interest)
Ballena Isle Marina—	California	3/12/2010	8,179
One marina (leasehold and fee interests)
Cabrillo Isle Marina—	California	3/12/2010	20,575
One marina (leasehold interest)
Ventura Isle Marina—	California	3/12/2010	16,417
One marina (leasehold interest)
Bohemia Vista Yacht Basin—	Maryland	5/20/2010	4,970
One marina (fee interest)
Hack’s Point Marina—	Maryland	5/20/2010	2,030
One marina (fee interest)
Pacific Park—	California	12/29/2010	34,000
One attraction (leasehold interest)

		Total	$96,000

The properties above are subject to long-term triple-net leases with renewal options. In connection with the transactions, the Company paid approximately $81.0 million in cash, net of approximately $1.0 million deposit made in 2009, excluding transaction costs, and assumed three existing loans collateralized by three properties, Anacapa Isle Marina, Cabrillo Isle Marina and Ventura Isle Marina, with an aggregate outstanding principal balance of approximately $14.0 million, which were recorded at their estimated fair values of approximately $13.6 million.

The following summarizes the allocation of the purchase price for the above properties, which approximates the fair values of the assets acquired and liabilities assumed (in thousands):

Total Purchase Price Allocation

Land and land improvements	$6,091
Leasehold interests and improvements	70,097
Buildings	10,103
Equipment	8,550
Intangibles	765
Below market loan premium	394
Mortgage notes payable	(14,000)

Total	$82,000

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions (Continued):

The revenue and net operating results attributable to the properties included in the Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009 were approximately $7.0 million and $0.5 million, respectively.

The following presents unaudited pro forma results of operations of the Company as if the properties above were acquired as of January 1, 2009 and owned during the entire years ended December 31, 2010 and 2009 (in thousands, except per share data):

	Year Ended December 31,
	2010	2009
Revenues	$310,513	$265,603
Expenses	(368,690)	(248,996)
Other expense	(21,789)	(33,224)

Net loss	$(79,966)	$(16,617)

Loss per share of common stock (basic and diluted)	$(0.30)	$(0.07)

Weighted average number of shares of common stock outstanding (basic and diluted)	263,516	235,873

In connection with the Company’s acquisition on March 12, 2010 of four marinas, the Company agreed to pay additional purchase consideration up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, the Company determined, based on its estimates and the likelihood of the properties achieving such thresholds, that the fair value of the liability was zero as of the acquisition date and December 31, 2010.

4. Real Estate Investment Properties, net:

As of December 31, 2010 and 2009, real estate investment properties consisted of the following (in thousands):

	2010	2009
Land and land improvements	$1,011,838	$999,355
Leasehold interests and improvements	306,694	235,914
Buildings	626,882	617,100
Equipment	491,278	435,578
Construction in progress	—	20,021
Less: accumulated depreciation and amortization	(411,170)	(286,780)

Total	$2,025,522	$2,021,188

For the years ended December 31, 2010, 2009 and 2008, the Company had depreciation expense of approximately $124.8 million, $122.6 million and $96.7 million, respectively.

The Company has been monitoring the performance of its two Great Wolf Lodge properties, which have had ongoing challenges due to the general economic conditions, local market conditions and competition over the past several years. During 2010, management determined that the property level performance was not recovering

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Real Estate Investment Properties, net (Continued):

as originally anticipated and that it was no longer in the Company’s best interest to fund debt service on the non-recourse loans encumbering the properties at the current level without a modification of the existing terms. If the Company is unable to restructure the loans with more favorable terms, it may decide to deed the properties back to the lender in lieu of foreclosure to satisfy the non-recourse loans. Due to these changes in circumstances, the Company evaluated the carrying values of the properties for impairment, and based on a probability weighted analysis of the estimated undiscounted cash flows under the potential scenarios and holding periods, the Company determined that the carrying value of the assets may not be recoverable. As a result, at September 30, 2010, the Company reduced the carrying values of the properties to the estimated fair value of approximately $58.9 million by recording an impairment provision in the amount of $24.2 million. Also, during the year ended December 31, 2010, the Company determined that the carrying values of one golf property and one attraction property were not fully recoverable and recorded an impairment provision of approximately $2.7 million for the related assets.

5. Intangible Assets, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2010 and 2009 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	2010 Net Book Value
In place leases	$17,293	$3,249	$14,044
Trade name	10,798	1,032	9,766
Trade name	1,531	—	1,531
Below market lease	629	41	588

Total	$30,251	$4,322	$25,929

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	2009 Net Book Value
In place leases	$23,093	$3,132	$19,961
Trade name	10,798	776	10,022
Trade name	1,429	—	1,429
Below market lease	629	9	620

Total	$35,949	$3,917	$32,032

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Intangible Assets, net (Continued):

Amortization expense was approximately $1.4 million, $1.5 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company wrote off approximately $5.5 million and $0.6 million of in-place lease intangibles related to lease terminations for the year ended December 31, 2010 and 2009, respectively. The estimated future amortization expense for the Company’s intangible assets with finite lives, as of December 31, 2010 is as follows (in thousands):

2011	$1,149
2012	1,149
2013	1,149
2014	1,149
2015	1,149
Thereafter	18,653

Total	$24,398

6. Operating Leases:

In October 2010, PARC defaulted on its lease and loan obligations to the Company. As a result, on November 19, 2010, the Company entered into a lease termination and settlement agreement with PARC and transitioned nine family entertainment center properties to a new third-party tenant or management company with the remaining nine attraction properties transitioned to new third-party management companies during first the quarter of 2011. In connection with the termination, the Company recorded a loss on lease termination totaling approximately $53.7 million, which includes the write-offs and expenses of approximately $5.5 million in intangible lease assets, approximately $14.6 million in lease incentives, approximately $18.4 million in deferred rents and approximately $15.2 million in lease termination payments. In addition, the Company recorded a loan loss provision of approximately $4.1 million related to the notes receivable and accrued interest, which were deemed uncollectible. For the year ended December 31, 2010, the Company also terminated its lease on an additional lifestyle property and recorded loss on lease termination of approximately $1.8 million. Going forward, the rental income that was previously recorded under the operating leases will be replaced by the operating revenues and expenses of the properties in the Company’s consolidated statements of operations until new leases are entered into.

On October 25, 2010, Vail Resorts Inc. acquired 100% of the equity interest in the companies that operate Northstar-at-Tahoe Resort and the Village at Northstar from Booth Creek Resort Properties LLC and became the Company’s tenant under the existing leases on the properties.

As of December 31, 2010, the Company leased 89 properties under long-term, triple-net leases to third-parties. The following is a schedule of future minimum lease payments to be received under the non-cancellable operating leases with third-parties at December 31, 2010 excluding properties that were previously leased to PARC (in thousands):

2010	$112,258
2012	115,628
2013	119,286
2014	123,053
2015	126,079
Thereafter	1,657,329

Total	$2,253,633

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Operating Leases (Continued):

Under the triple-net leases, the tenants are responsible for paying the Company percentage rent and capital improvement reserve rent. Capital improvement reserves are generally based on a percentage of gross revenue of the property and are set aside by the Company for capital improvements including replacements, from time to time, of furniture, fixtures and equipment. Percentage rent is generally based on a percentage of gross revenue after it exceeds a certain threshold. Total percentage rent recorded was approximately $1.0 million for both of the years ended December 31, 2010 and 2009 and $3.7 million, for the year ended December 31, 2008. Capital improvement reserves are generally based on a percentage of gross revenue at the property and totaled approximately $24.5 million, $24.6 million and $25.5 million, for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, tenants are generally responsible for repairs, maintenance, property taxes, utilities, insurance and expenses of ground leases, concession holds or land permits. For the years ended December 31, 2010, 2009 and 2008, the tenants paid approximately $24.2 million, $21.5 million and $19.3 million, respectively, for property taxes related to properties that the Company owns.

7. Variable Interest and Unconsolidated Entities:

Consolidated VIEs

The Company adopted the new guidance for consolidation and VIEs, where it performed an analysis and determined that it has five wholly owned subsidiaries designed as single property entities to own and lease its respective properties to single tenant operators that are VIEs due to potential future buy-out options held by the respective tenants, which are not currently exercisable. Two other properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined that it is the primary beneficiary and holds a controlling financial interest in these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the most significant losses and its right to receive significant benefits from these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements. The adoption of the new guidance and the identification of these entities as VIEs did not have an impact on the Company’s financial statements, as the subsidiaries have historically been consolidated and continue to be consolidated under the new guidance.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company as of December 31, 2010 are as follows (in thousands):

Assets
Real estate investment properties, net	$216,574
Other assets	$23,553

Liabilities
Mortgages and other notes payable	$86,408
Other liabilities	$13,168

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $140.6 million as of December 31, 2010. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Variable Interest and Unconsolidated Entities (Continued):

Unconsolidated Entities

The Company has investments in two unconsolidated joint ventures that are accounted for under the equity method of accounting. The adoption of the new consolidation guidance did not impact the Company’s financial statements or reporting of these entities. The Company has determined that the DMC Partnership is not a VIE, and that the Intrawest Venture is a VIE. While several significant decisions are shared between the Company and its joint venture partners, the Company does not direct the activities that most significantly impact the venture’s performance. The Company’s maximum exposure to loss as a result of its involvement with the Intrawest Venture is primarily limited to the carrying amount of its net investment in the venture, which totaled approximately $30.2 million as of December 31, 2010.

The Company uses the HLBV method of accounting to allocate income and losses between venture partners for its unconsolidated entities. The HLBV method allocates income and loss between venture partners to most appropriately match the distribution of cash from unconsolidated entities whose annual operating cash flows and, in some cases, liquidating cash flows are distributed to the Company and its partners based on preferences and complex waterfall calculations as outlined in the respective partnership agreements. Under the HLBV method of accounting, the Company recognizes income in each period equal to the change in its share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. For the years ended December 31, 2010, 2009 and 2008, the Company recognized equity in earnings from the entities of approximately $11.0 million, $5.6 million and $3.0 million, respectively.

The following tables present financial information for the unconsolidated entities for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Summarized Operating Data

	Year Ended December 31, 2010
	DMC Partnership	Intrawest Venture	Total
Revenue	$27,476	$15,396	$42,872
Property operating expenses	(549)	(7,033)	(7,582)
Depreciation & amortization expenses	(8,654)	(3,997)	(12,651)
Interest expense	(8,702)	(5,526)	(14,228)
Interest and other income	37	64	101

Net income (loss)	$9,608	$(1,096)	$8,512

Loss allocable to other venture partners(1)	$(1,655)	$(1,533)	$(3,188)

Income allocable to the Company(1)	$11,263	$437	$11,700
Amortization of capitalized costs	(488)	(234)	(722)

Equity in earnings of unconsolidated entities	$10,775	$203	$10,978

Distributions declared to the Company	$11,263	$1,579	$12,842

Distributions received by the Company	$11,112	$1,579	$12,691

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Variable Interest and Unconsolidated Entities (Continued):

Summarized Operating Data

	Year Ended December 31, 2009
	Wolf Partnership(2)	DMC Partnership	Intrawest Venture	Total
Revenue	$19,750	$29,131	$14,362	$63,243
Property operating expenses	(15,954)	(697)	(7,681)	(24,332)
Depreciation & amortization expenses	(4,413)	(8,659)	(3,863)	(16,935)
Interest expense	(2,357)	(8,894)	(5,592)	(16,843)
Interest and other income (expense)	(4)	24	42	62

Net income (loss)	$(2,978)	$10,905	$(2,732)	$5,195

Income (loss) allocable to other venture partners(1)	$(528)	$478	$(1,322)	$(1,372)

Income (loss) allocable to the Company(1)	$(2,450)	$10,427	$(1,410)	$6,567
Amortization of capitalized costs	(207)	(496)	(234)	(937)

Equity in earnings (loss) of unconsolidated entities	$(2,657)	$9,931	$(1,644)	$5,630

Distributions declared to the Company	$—	$10,427	$809	$11,236

Distributions received by the Company	$—	$9,832	$954	$10,786

Summarized Operating Data

	Year Ended December 31, 2008
	Wolf Partnership	DMC Partnership	Intrawest Venture	Total
Revenue	$31,510	$29,189	$15,963	$76,662
Property operating expenses	(28,158)	(755)	(7,934)	(36,847)
Depreciation & amortization expenses	(7,335)	(8,549)	(4,771)	(20,655)
Interest expense	(3,998)	(9,100)	(5,663)	(18,761)
Interest and other income	21	25	167	213

Net income (loss)	$(7,960)	$10,810	$(2,238)	$612

Income (loss) allocable to other venture partners(1)	$(2,414)	$834	$(1,785)	$(3,365)

Income (loss) allocable to the Company(1)	$(5,546)	$9,976	$(453)	$3,977
Amortization of capitalized costs	(227)	(496)	(234)	(957)

Equity in earnings (loss) of unconsolidated entities	$(5,773)	$9,480	$(687)	$3,020

Distributions declared to the Company	$—	$10,251	$2,876	$13,127

Distributions received by the Company	$—	$10,405	$4,478	$14,883

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the HLBV method of accounting.

(2)	As a result of the Company’s purchase of Great Wolf’s 30.3% interest in the Wolf Partnership, the results of operations for the partnership are only presented through August 5, 2009. The results of operations for the properties from August 6, 2009 through December 31, 2009 were consolidated in the Company’s consolidated statements of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Variable Interest and Unconsolidated Entities (Continued):

Summarized Balance Sheet Data

	As of December 31, 2010
	DMC Partnership(1)	Intrawest Venture(1)	Total(1)
Real estate assets, net	$246,397	$94,991	$341,388
Intangible assets, net	6,321	1,325	7,646
Other assets	7,051	12,541	19,592
Mortgages and other notes payable	142,015	76,893	218,908
Other liabilities	4,544	13,062	17,606
Partners’ capital	113,210	18,902	132,112
Company’s share of partners’ capital	81.9%	80.0%

Summarized Balance Sheet Data

	As of December 31, 2009
	DMC Partnership(1)	Intrawest Venture(1)	Total(1)
Real estate assets, net	$251,791	$97,082	$348,873
Intangible assets, net	6,571	1,506	8,077
Other assets	6,673	11,463	18,136
Mortgages and other notes payable	145,293	77,165	222,458
Other liabilities	4,808	13,036	17,844
Partners’ capital	114,934	19,850	134,784
Company’s share of partners’ capital	81.9%	80.0%

FOOTNOTE:

(1)	As of December 31, 2010 and 2009, the Company’s share of partners’ capital was approximately $131.3 million and $132.4 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital was approximately $9.1 million and $10.1 million, respectively.

The Company’s maximum exposure to loss is primarily limited to the carrying amount of its investment in each of the unconsolidated entities. The unconsolidated entities have debt obligations totaling approximately $207.8 million as of December 31, 2010. If the Company engages in certain prohibited activities there are circumstances which could trigger an obligation on the part of the Company with respect to a portion of this debt.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgages and Other Notes Receivable, net:

As of December 31, 2010 and 2009, mortgages and other notes receivable consisted of the following (in thousands):

						Loan Principal Amount as of December 31,
Borrower and Description of Collateral Property	Date of Loan Agreement (s)	Maturity Date	Interest Rate	Accrued Interest		2010		2009
PARC Management LLC (equipment)(1)	11/13/2008	11/12/2011	8.00% -8.50%	—		584	(1)	584
Big Sky Resort (one ski resort)	9/23/2008	9/1/2012	12.00%	680		68,000		68,000
Booth Creek Resort Properties LLC (one ski property and one parcel of land)(2)	1/18/2007	1/15/2012	variable	—		—		12,327
CMR Properties, LLC and CM Resort, LLC (one ski property and one construction loan)(2)	6/15/2010	9/30/2017	9.00% - 11.00%	63		13,787		—
Marinas International, Inc.	12/22/2006	12/22/2021	9.00% - 10.25%	307		7,449		39,151
(one marina and one construction loan)(3)	3/30/2010
Boyne USA, Inc. (four ski resorts)	8/10/2009	9/1/2012	6.30% - 15.00%	1,224		18,208		18,680
PARC Magic Springs LLC (one parcel of land and membership interests)(1)	5/8/2009	8/1/2012	10.00% - 11.00%	13	(1)	1,475	(1)	1,486
PARC Investors, LLC and PARC Operations, LLC	2/10/2010	9/1/2010	9.00%	—		3,000	(1)	—
(membership interest)(1)
Evergreen Alliance Golf Limited, L.P.(4)	11/12/2010	11/1/2013	11.00%	60		4,000		—

Total				$2,347		116,503		140,228

Accrued interest						2,347		2,628
Acquisition fees, net						1,750		2,956
Loan origination fees, net						(101)		(172)
Loan loss provision						(4,072	)(1)	—

Total carrying amount						$116,427		$145,640

FOOTNOTES:

(1)	In connection with the lease termination and settlement agreement with PARC as discussed above, the Company deemed these mortgages and notes receivable uncollectible and recorded a loan loss provision of approximately $4.1 million including accrued interest for these loans.

(2)	During 2010, Booth Creek Resort Properties, LLC (“Booth Creek”), an existing borrower, sold its property (Cranmore Mountain Resort) that is collateralized by a loan from the Company to an affiliate of Jiminy Peak Mountain Resort, LLC, an existing tenant. In addition, Booth Creek sold its 100% equity interest in the company that operates two of our ski and lifestyle properties to Vail Resorts, Inc. In connection with the transactions, Booth Creek repaid a loan with an outstanding balance of approximately $3.9 million, including accrued and deferred interest. An affiliate of Jiminy Peak Mountain Resort LLC assumed one loan that had an outstanding principal balance of approximately $8.8 million. The loan was amended with the following terms: annual interest rate of 6.0% with periodic increases to 11.0% over the life of the loan until maturity on September 30, 2017 with monthly interest-only payments. Simultaneously, the Company committed to provide a $7.0 million construction loan to fund a significant expansion of the property with the following terms: annual interest rate of 9.0% with periodic increases to 11.0% over the life of the loan until maturity on September 30, 2017 with monthly interest-only payments. The Company obtained a call option, and the new borrower retained a put option to allow or cause the Company, to purchase the Cranmore Mountain Resort, if certain criteria are met in years 2015 through 2017. The Company’s obligation to the put option would be limited to the outstanding loan balance. As of December 31, 2010, approximately $5.0 million was drawn on the construction loan for improvements at the resort.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Mortgages and Other Notes Receivable, net (Continued):

(3)	On December 10, 2010, Marinas International, Inc., an existing borrower, repaid its three outstanding loans of approximately $36.8 million including accrued interest. On March 30, 2010, it entered into a new construction loan for approximately $3.1 million which is collateralized by one marina property. Approximately $2.9 million was drawn as of December 31, 2010. The loan bears an annual interest rate of 9.0% with monthly interest-only payments until January 1, 2011, at which time, monthly payments of principal and interest in the amount of $25,216 with unpaid principal and interest due at maturity on December 22, 2021. In addition, Marinas International is required to pay an exit fee at maturity equal to the aggregate of monthly interest payments that would have been payable if the annual interest rate had been 10.25% instead of 9.0%.

(4)	On November 12, 2010, EAGLE Golf borrowed $4.0 million which is collateralized by substantially all of EAGLE Golf’s accounts receivable, inventory and tangible personal property. The loan bears an annual interest rate of 11.0% with monthly interest only payments. The principal together with all accrued and unpaid interest are due at maturity on November 1, 2013.

The following is a schedule of future maturities for all mortgages and other notes receivable (in thousands):

2011	$93
2012	86,310
2013	4,112
2014	122
2015	134
Thereafter	20,673

Total	$111,444	(1)

FOOTNOTE:

(1)	Amount is presented net of loan loss provision and a parcel of land with a fair value of $1.0 million to be deeded to the Company to satisfy a portion of the loan.

The Company has two outstanding loans to unrelated VIEs totaling approximately $13.8 million, which represents the Company’s maximum exposure to loss related to these investments. The Company determined it is not the primary beneficiary of the VIEs because it does not have the ability to direct the activities that most significantly impact the economic performance of the entities.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Discontinued Operations: (Continued)

The results of discontinued operations are summarized below (in thousands):

Year ended December 31, 2008
Revenues	$1,626
Expenses	(595)
Depreciation and amortization	(752)

Income from discontinued operations	279
Gain on sale of assets	4,470
Loss on extinguishment of debt	(2,353)

Total	$2,396

10.	Public Offerings and Stockholders’ Equity:

As of December 31, 2010, the Company had cumulatively raised approximately $3.0 billion (301.2 million shares) in subscription proceeds including approximately $270.1 million (28.4 million shares) received through the Company’s dividend reinvestment plan pursuant to a registration statement on Form S-11 under the Securities Act of 1933. The following information provides detail about the Company’s completed and current offerings as of December 31, 2010:

Offering	Commenced	Closed	Maximum Offering	Total Offering Proceeds (in thousands)
1st (File No. 333-108355)	4/16/2004	3/31/2006	$2.0 billion	$520,728
2nd (File No. 333-128662)	4/4/2006	4/4/2008	$2.0 billion	1,520,035
3rd (File No. 333-146457)	4/9/2008	Ongoing	$2.0 billion	954,770

Total				$2,995,533

The Company’s board of directors determined that the Company does not intend to commence another public offering of its shares following the completion of its current public offering on April 9, 2011. However, the Company intends to continue offering shares through its reinvestment plan. In making this decision, the board of directors considered a number of factors, including the Company’s size and diversification of its portfolio and its relatively low leverage and strong cash position, as well as the current stage of the Company’s lifecycle.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Public Offerings and Stockholders’ Equity (Continued):

The Company has and will continue to incur costs in connection with the offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees, due diligence expense reimbursements and escrow fees, which are deducted from the gross proceeds of the offering. As of December 31, 2010 and 2009, the total cumulative offering and stock issuance costs incurred were approximately $310.9 million and $273.4 million, respectively.

In accordance with the Company’s amended and restated articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursement, and organizational and offering expenses to be paid by the Company may not exceed 13.0% of the aggregate offering proceeds. As of December 31, 2010 and 2009, there were no offering costs in excess of the 13.0% limitation that had been billed to the Company.

11. Other Assets:

As of December 31, 2010, other assets primarily consisted of deposits of approximately $11.5 million, assets, working capital and collateral received in connection with lease terminations of approximately $17.8 million, costs in connection with obtaining loans of approximately $8.4 million, a security deposit on a ground lease relating to one of our attraction properties of approximately $5.0 million and the change in fair value of one of the Company’s interest rate swaps of approximately $0.5 million. As of December 31, 2009, other assets primarily consisted of a certificate of deposit of approximately $8.2 million, collateralizing one of the Company’s letters of credit and costs in connection with obtaining loans of approximately $7.3 million.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Mortgages and Other Notes Payable:

As of December 31, 2010 and 2009, the Company had the following indebtedness (in thousands):

	Collateral & Approximate Carrying Value of Collateral at December 31, 2010	Interest Rate(1)	Maturity Date	Balance as of December 31,
				2010		2009
Variable rate debt:
Mortgage debt	1 multi-family residential property, $95.6 million	30-day LIBOR + 1.25%	1/2/2016	$66,379	(2)	$85,413
Mortgage debt	1 hotel property, $70.8 million	30-day LIBOR + 2.00%	7/13/2011	25,000		25,000
Mortgage debt	1 hotel property, $46.1 million	30-day LIBOR + 2.75% and 5.00% floor	7/6/2011	18,129		6,427
Mortgage debt	1 ski and mountain lifestyle property, $24.7 million	30-day LIBOR + 3.25%	9/1/2019	9,664	(2)	9,957
Mortgage debt	1 ski and mountain lifestyle property, $41.2 million	CDOR + 3.75%	11/30/2014	19,494	(2)	19,064

Total variable rate debt				$138,666		$145,861

Fixed rate debt:
Mortgage debt	1 golf property, $8.5 million	7.28%	3/1/2016	$5,660		$5,770
Mortgage debt	23 golf properties, $239.4 million	6.09%	2/5/2016	123,460		135,375
Mortgage debt	8 golf properties, $72.7 million	6.58%	7/1/2017	39,079		39,903
Mortgage debt	5 ski and mountain lifestyle properties, $215.6 million	6.11%	4/5/2014	99,786		103,245
Mortgage debt	5 golf properties, $34.7 million	6.35%	3/1/2017	22,768		23,276

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Mortgages and Other Notes Payable (Continued):

	Collateral & Approximate Carrying Value of Collateral at December 31, 2010	Interest Rate(1)	Maturity Date	Balance as of December 31,
				2010		2009
Fixed rate debt: (continued)
Mortgage debt	2 golf properties, $67.1 million	6.33%	12/1/2016	34,484		35,273
Mortgage debt	3 golf properties, $25.9 million	6.18%	12/1/2016	15,149		15,502
Mortgage debt	2 hotel properties, $58.0 million	6.08%	3/1/2013	58,823	(3)	58,183
Mortgage debt	3 marina properties, $44.1 million	6.29% - 6.50%	9/1/2016 - 12/1/2016	13,269		—
Seller financing	$10.0 million pledged account	8.75%	4/1/2019	—		18,600
Seller financing	3 ski and mountain lifestyle properties, $125.9 million	9.00% - 9.50%	12/31/2011	52,000		52,000
Seller financing	$8.0 million certificate of deposit	5.77%	6/19/2010	—		6,500

Total fixed rate debt				$464,478		$493,627

Total debt				$603,144		$639,488

Discount				3,399		4,304

Total				$606,543		$643,792

FOOTNOTES:

(1)	The 30-day LIBOR rate was approximately 0.26% and 0.23%, respectively as of December 31, 2010 and 2009. The 30-day CDOR rate was approximately 1.20% and 0.40% as of December 31, 2010 and 2009, respectively.

(2)	The Company has entered into interest rate swaps for these variable rate debts. See Note 14, “Derivative instruments and Hedging Activities” for additional information.

(3)	On November 1, 2010, in order to induce the special servicer of the loan pool to enter into discussions regarding a loan restructure, the Company elected not to make the scheduled loan payment, thereby defaulting under the non-recourse loan which had an outstanding principal balance of approximately $62.0 million as of that date. As a result, the loan may be accelerated at the option of the lender. As of the date of this filing, the Company continues its negotiation to modify the loan in an attempt to obtain more favorable terms; however, there can be no assurances that the Company will be successful in obtaining a modification of the loan terms. If the Company is successful in obtaining a modification of the loan, it may consider continuing to hold the properties long term. However, if the Company is unsuccessful in negotiating more favorable terms, it may decide that it is in its best interest to deed the properties back to the lender in lieu of foreclosure to satisfy the non-recourse loan.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Mortgages and Other Notes Payable (Continued):

On December 6, 2010, the Company restructured the mortgage loan collateralized by its multi-family residential property with an original principal balance of approximately $85.4 million to $66.4 million under a troubled debt restructure. In connection with the restructure, Tranche B and C notes with a principal balance of $22.1 million were satisfied with a repayment of $6.0 million and the remaining balance was forgiven. The Tranche A was modified to an interest rate of LIBOR + 1.25% and the maturity was extended to January 2, 2016. The troubled debt restructure resulted in a gain on extinguishment of debt of approximately $14.4 million or a gain in earnings of approximately $0.05 per share and is included in the accompanying consolidated statements of operations for the year ended December 31, 2010. The management evaluated the residential property’s operating performance and based on the estimated current and projected operating cash flows, the property is not deemed impaired.

On August 18, 2010, the Company repaid $9.0 million and added one additional property as collateral under one of its mortgage loans with an original principal balance of $140.0 million in exchange for an extension of the maturity date from February 5, 2013 to February 5, 2016. As of December 31, 2010, the outstanding balance of this mortgage loan was approximately $123.5 million.

In connection with the lease termination and settlement agreement with PARC as discussed above, the Company repaid the unsecured seller financing with the $10.0 million collateral provided in March 2010 and approximately $6.0 million in cash resulting in a gain in extinguishment of debt of approximately $0.9 million.

On March 12, 2010, in connection with the acquisition of four marina properties, the Company assumed three existing loans that are collateralized by three of the properties with an aggregate outstanding principal balance of approximately $14.0 million, which were recorded at their estimated fair values totaling approximately $13.6 million. The loans bear interest at fixed rates between 6.29% and 6.50%, require monthly payments of principal and interest and mature between September 1, 2016 and December 1, 2016.

The following is a schedule of future principal payments and maturities for all mortgages and other notes payable (in thousands):

2011	$109,123
2012	14,602
2013	74,675
2014	116,096
2015	10,834
Thereafter	281,213

Total	$606,543

As of December 31, 2010, three of the Company’s loans require the Company to meet certain customary financial covenants and ratios, with which the Company is in compliance. The Company’s other long-term borrowings are not subject to any significant financial covenants.

13. Line of Credit:

On March 30, 2010, the Company obtained a syndicated revolving line of credit (the “2013 Revolver”) with $85.0 million in total borrowing capacity, of which $58.0 million was drawn as of December 31, 2010. The 2013 Revolver bears interest at LIBOR plus 4.75%, is collateralized by a pool of the Company’s properties, matures

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Line of Credit (Continued):

on March 30, 2013 and requires the Company to maintain customary financial covenants, including minimum debt service, fixed charge and interest coverage ratios and maximum leverage ratio. As of December 31, 2010, the Company was in compliance with these covenants. In connection with obtaining the 2013 Revolver, the Company recorded approximately $2.9 million in loan costs, repaid its previous line of credit with an outstanding balance of approximately $96.6 million and wrote off approximately $0.4 million in remaining unamortized loan costs from its previous line of credit.

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

The Company has three interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2010 and 2009, which are included in other assets and other liabilities in the accompanying consolidated balance sheets (in thousands).

Notional Amount		Strike	Trade Date	Maturity Date	Fair Value as of December 31,
					2010	2009
$—	(1)	4.285%(1)	1/2/2008	1/2/2015	$—	$3,802
—	(1)	4.305%(1)	1/2/2008	1/2/2015	—	1,123
57,300		3.120%(1)	12/6/2010	1/2/2016	(510)	—
9,664		6.890%	9/28/2009	9/1/2019	495	46
19,494	(2)	6.430%(2)	12/1/2009	12/1/2014	341	15

$86,458

FOOTNOTES:

(1)

In connection with the restructuring of one of the Company’s mortgage loans as discussed in Note 12, the Company terminated two interest rate swaps that were designated as cash flow hedges totaling $74.0 million with fixed interest rates of 5.805% to 6.0% and entered into a new interest rate swap of $57.3 million with a blended fixed rate of 3.12% for the term of the loan. The fair value of this instrument has been recorded as an asset of approximately $0.5 million as of December 31, 2010. Through the December 6, 2010 date of termination, the Company recorded the changes in the fair value of these interest rate swaps of approximately $9.0 million included in other comprehensive loss of which approximately $2.4 million relating to the ineffectiveness change in fair value and reduction in hedge liabilities resulting from the termination were reclassified and included in statements of operations as interest expense. In addition, the Company began amortizing the remaining approximately $6.6 million in other comprehensive loss over the

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Derivative Instruments and Hedging Activities (Continued):

remaining period of the loan since the originally forecasted payments are still probable of occurring. The strike rate above does not include the credit spread on the notional amount. The credit spread as of December 31, 2010 is 1.25% totaling a blended fixed rate of 3.12% for the term of the loan.

(2)	On November 30, 2009, the Company obtained a $20.0 million loan (denominated in Canadian dollars). The loan bears interest at CDOR plus 3.75% that has been fixed with an interest rate swap to 6.43% for the term of the loan. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 0.9999 Canadian dollars for $1.0000 U.S. dollar on December 31, 2010.

As of December 31, 2010, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive loss. Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

15. Fair Value Measurements:

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments was a net liability of approximately $0.3 million and $5.0 million as of December 31, 2010 and 2009, respectively, and is included in other assets and other liabilities in the accompanying consolidated balance sheets.

In connection with certain property acquisitions, the Company has agreed to pay additional purchase consideration contingent upon the respective property achieving certain financial performance goals over a specified period. Upon the closing of the acquisition, the Company estimates the fair value of any expected additional purchase consideration to be paid, which is classified as Level 3 in the fair value hierarchy. Such amounts are recorded and included in other liabilities in the accompanying consolidated balances sheets and totaled approximately $0.6 million and $14.4 million as of December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, the Company paid approximately $12.4 million in additional purchase consideration, thereby satisfying a portion of the estimated liability. Changes in estimates or the periodic accretion of the estimated payments are recognized as a period cost in the accompanying consolidated statements of operations.

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value (in thousands):

	Fair Value Measurements as of December 31, 2010
	Balance at December 31, 2010	Level 1	Level 2	Level 3

Assets:
Derivative instruments	$510	$—	$510	$—
Liabilities:
Derivative instruments	$836	$—	$836	$—
Contingent purchase consideration	$625	$—	$—	$625

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Fair Value Measurements (Continued):

	Fair Value Measurements as of December 31, 2010
	Balance at December 31, 2009	Level 1	Level 2	Level 3

Liabilities:
Derivative instruments	$4,986	$—	$4,986	$—
Contingent purchase consideration	$14,402	$—	$—	$14,402

The following information details the changes in the fair value measurements using significant unobservable inputs (Level 3) for the year ended December 31, 2010 (in thousands):

Liabilities
Beginning balance	$14,402
Payment of additional purchase consideration	(12,433)
Accretion of discounts	156
Adjustment to estimates(1)	(1,500)

Ending balance	$625

FOOTNOTE:

(1)	In connection with the acquisition of Wet’n’Wild Hawaii in 2009, the Company agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years. During 2010, the operating income of the property did not exceed certain performance thresholds. As such, the additional purchase price consideration was reduced.

16. Income Taxes:

As of December 31, 2010 and 2009, the Company recorded net current and long-term deferred tax assets related to depreciation differences, deferred income, and net operating losses at its TRS subsidiaries. Because there are no historical earnings and no certainty that such deferred tax assets will be available to offset future tax liabilities, the Company has established a full valuation allowance as of December 31, 2010 and 2009. The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Net operating losses	$69,018	$52,075
Book/tax differences in deferred income	299	(2,647)
Book/tax differences in acquired assets	(35,357)	(28,222)
Total deferred tax asset	33,960	21,206
Valuation allowance	(33,960)	(21,206)

	$—	$—

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Income Taxes (Continued):

The Company’s TRS subsidiaries had net operating loss carry-forwards for federal and state purposes of approximately $166.5 million and $126.8 million as of December 31, 2010 and 2009, respectively, to offset future taxable income. The estimated net operating loss carry-forwards will expire as follows:

Expiration year	Net Operating Loss
2025	$1,600
2026	5,600
2027	26,700
2028	44,900
2029	48,000
2030	39,700

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

For the years ended December 31, 2010, 2009 and 2008, the Company incurred the following fees (in thousands):

	Year Ended December 31,
	2010	2009	2008
Selling commissions	$23,141	$15,484	$21,899
Marketing support fee & due diligence expense reimbursements	9,931	6,654	9,392

Total	$33,072	$22,138	$31,291

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Arrangements (Continued):

For the years ended December 31, 2010, 2009 and 2008, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Acquisition fees:(1)
Acquisition fees from offering proceeds	$10,990	$6,512	$10,239
Acquisition fees from debt proceeds	1,535	2,614	5,506

Total	12,525	9,126	15,745

Asset management fees:(2)	26,808	25,075	21,937

Reimbursable expenses:(3)
Offering costs	3,706	3,618	5,587
Acquisition costs	226	114	1,732
Operating expenses	9,254	9,616	4,235

Total	13,186	13,348	11,554

Total fees earned and reimbursable expenses	$52,519	$47,549	$49,236

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of debt.

(2)	Asset management fees are equal to 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage loan as of the end of the preceding month.

(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense years ended December 31, 2010, 2009 and 2008, operating expenses did not exceed the Expense Cap.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Arrangements (Continued):

Amounts due to the Advisor and its affiliates for fees and expenses described above are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Due to the Advisor and its affiliates:
Offering expenses	$457	$256
Asset management fees	2,291	2,212
Operating expenses	1,211	1,305
Acquisition fees and expenses	1,113	119

Total	$5,072	$3,892

Due to Managing Dealer:
Selling commissions	$380	$243
Marketing support fees and due diligence expense reimbursements	162	104

Total	$542	$347

Total due to affiliates	$5,614	$4,239

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $5.3 million and $26.1 million as of December 31, 2010 and 2009, respectively.

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

The following details the Company’s redemptions for the year ended December 31, 2010 and 2009 (in thousands except per share data).

2010 Quarters	First	Second	Third	Fourth	Full Year
Requests in queue	1,324	1,387	2,263	3,043	1,324
Redemptions requested	1,981	1,746	1,583	1,372	6,682
Shares redeemed:
Prior period requests	(1,200)	(538)	(540)	(558)	(2,836)
Current period requests	(594)	(225)	(226)	(208)	(1,253)
Adjustments(1)	(124)	(107)	(37)	(54)	(322)

Pending redemption requests(2)	1,387	2,263	3,043	3,595	3,595

Average price paid per share	$9.73	$9.83	$9.79	$9.79	$9.77

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Redemption of Shares (Continued):

2009 Quarters	First	Second	Third	Fourth	Full Year
Requests in queue	—	—	1,297	1,301	—
Redemptions requested	2,268	3,409	1,762	1,872	9,311
Shares redeemed:
Prior period requests	—	—	(1,297)	(1,173)	(2,470)
Current period requests	(2,268)	(2,112)	(461)	(598)	(5,439)
Adjustments(1)	—	—	—	(78)	(78)

Pending redemption requests(2)	—	1,297	1,301	1,324	1,324

Average price paid per share	$9.55	$9.58	$9.70	$9.35	$9.55

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.

(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis pursuant to the redemption plan.

19. Distributions:

In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90% of its REIT taxable income. The Company intends to make regular distributions, and the board of directors currently intends to declare distributions on a monthly basis using the first day of the month as the record date. For the years ended December 31, 2010, 2009 and 2008, the Company declared and paid distributions of approximately $163.9 million ($0.6252 per share), $154.5 million ($0.6577 per share) and $128.4 million ($0.6150 per share), respectively.

For the years ended December 31, 2010, 2009 and 2008, approximately 0.3%, 4.4% and 41.0% of the distributions paid to the stockholders were considered taxable income and approximately 99.7%, 95.6% and 59.0% were considered a return of capital for federal income tax purposes, respectively. No amounts distributed to stockholders are required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

20. Concentrations of Risk:

As of December 31, 2010 and 2009 and for the three years ended through December 31, 2010, the Company had the following tenants that individually accounted for 10% or more of its aggregate total revenues or assets.

Tenant	Number & Type of Leased Properties	Percentage of Total Revenues				Percentage of Total Assets
		2010		2009	2008	2010	2009
PARC Management, LLC (“PARC”)(1)	—(1)	11.0	%(1)	18.3%	21.0%	— (1)	14.3%
Boyne USA, Inc. (“Boyne”)	7 Ski & Mountain Lifestyle Properties	12.6%		15.3%	19.4%	8.8%	9.2%
Evergreen Alliance Golf Limited, L.P. (“EAGLE”)	43 Golf Facilities	12.1%		14.3%	20.6%	14.6%	15.4%
Booth Creek Ski Holding, Inc.(2) (“Booth”)	1 Ski & Mountain Lifestyle Property	1.8%		8.3%	12.2%	1.2%	6.3%

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Concentrations of Risk (Continued):

FOOTNOTES:

(1)	As of December 31, 2010, the Company was in the process of transitioning all of its properties previously leased to PARC to new third-party managers. This process was completed in February 2011 and PARC is no longer a tenant of the Company.

(2)	On October 25, 2010, Vail Resorts Inc. acquired 100% of the equity interest in the companies that operate two of our ski and mountain lifestyle properties from Booth Creek Resort Properties LLC and became our tenant under the existing leases on the properties.

Additionally, the Company has made loans to Boyne and PARC that together generated interest income totaling approximately $11.4 million or 3.7%, $9.0 million or 3.6% and $2.3 million or 1.1% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. In connection with the lease termination and settlement agreement with PARC, the Company deemed the loans to be uncollectible and recorded a loan loss provision for the year ended December 31, 2010.

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

As of December 31, 2010, the Company’s investments in real estate when aggregated by initial purchase price were concentrated in the following asset classes: approximately 27% in ski and mountain lifestyle, 24% in golf facilities, 19% in attractions, 8% in marinas and 22% in additional lifestyle properties. Adverse events or conditions affecting those asset classes and related industries, such as severe weather conditions or economic downturn, could significantly impact the Company’s ability to generate rental income or cash flows which, in turn would significantly impact its ability to pay debt service and make distributions to stockholders.

21. Commitments and Contingencies:

The Company has commitments under ground leases, concession holds and land permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $12.6 million, $11.6 million and $9.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, and have been reflected as ground lease, concession hold and permit fees with a corresponding increase in rental income from operating leases in the accompanying consolidated statements of operations.

In connection with the acquisition of Wet’n’Wild Hawaii in 2009, the Company agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years of which approximately $12.4 million was paid during 2010 satisfying a portion of the

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Commitments and Contingencies (Continued)

estimated liability. During 2010, the operating income of the property did not exceed certain performance thresholds. As such, the additional purchase price consideration was reduced. As of December 31, 2010 and 2009, the fair value of the additional purchase consideration was approximately $0.6 million and $14.4 million, respectively, included in other liabilities in accompanying consolidated balance sheets. This additional purchase consideration, if paid, will be added to the contractual lease basis used to calculate rent and will result in additional rent being generated from this property.

The following is a schedule of future obligations under ground leases, concession holds and land permits (in thousands):

2011	$14,376
2012	14,376
2013	14,376
2014	14,376
2015	14,376
Thereafter	253,911

Total	$325,791

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

22. Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for the year ended December 31, 2010 and 2009 (in thousands except per share data):

2010 Quarters	First	Second	Third		Fourth		Year
Total revenues	$83,666	$71,465	$80,254		$69,043		$304,428
Operating income (loss)	15,213	5,116	(60,786)		(19,814)		(60,271)
Equity in earnings of unconsolidated entities	3,177	2,525	2,811		2,465		10,978
Net income (loss)	6,789	(4,532)	(69,790	)(1)	(14,356	)(1)	(81,889)
Weighted average number of shares outstanding (basic and diluted)	250,327	257,727	267,353		278,299		263,516
Earnings (loss) per share of common stock (basic and diluted)	$0.03	$(0.02)	$(0.26)		$(0.05)		$(0.31)

2009 Quarters	First	Second	Third		Fourth		Year
Total revenues	$61,003	$57,757	$64,589		$69,922		$253,271
Operating income (loss)	6,762	770	7,046		(1,566)		13,012
Equity in earnings of unconsolidated entities	6	118	3,332		2,174		5,630
Net loss	(2,044)	(6,775)	(93)		(10,408)		(19,320)
Weighted average number of shares outstanding (basic and diluted)	227,611	232,599	238,505		244,562		235,873
Loss per share of common stock (basic and diluted)	$(0.01)	$(0.03)	$(0.00)		$(0.04)		$(0.08)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Selected Quarterly Financial Data (Unaudited) (Continued):

FOOTNOTE:

(1)	The increases in net loss during the last six months of 2010 was partially attributable to the lease termination with PARC and the impairment provision on four of the Company’s properties as discussed above.

23. Subsequent Events:

The Company’s board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on January 1, 2011, February 1, 2011 and March 1, 2011. These distributions are to be paid by March 31, 2011.

In January 2011, the Company obtained a loan for $18.0 million that is collateralized by one of its ski and mountain lifestyle properties. The loan bears interest at 30-day LIBOR and requires monthly payments of principal and interest with the remaining principal and accrued interest due at maturity on December 31, 2015. On January 13, 2011, the Company entered into an interest swap thereby fixing the rate at 6.68%.

On January 10, 2011, the Company acquired an ownership interest in 29 senior living properties with an agreed upon value of $630.0 million from US Assisted Living Facilities III, Inc., (“Seller”), and Sunrise Senior Living Investments, Inc. (“Sunrise”) through a newly formed joint venture with Sunrise (the “Sunrise Venture”). The Company acquired 60% of the membership interests in the Sunrise Venture for an equity contribution of approximately $134.3 million, including transaction fees. Sunrise contributed cash and its interest in the previous joint venture with the Seller (“Old Venture”) for a 40% membership interest in the Sunrise Venture. The Sunrise Venture obtained $435.0 million in loan proceeds from new debt financing, a portion of which was used to refinance the existing indebtedness encumbering the properties, and acquired all of Seller’s interests in the Old Venture. Under the terms of the Company’s venture agreement with Sunrise, the Company receives a preferred return on its invested capital for the first six years and share control over major decisions with Sunrise. Sunrise holds the option to buy out the Company’s interest in the venture in years three through six at a price which would provide the Company with a 13% to 14% internal rate of return depending on the exercise date.

The current advisory agreement continues until March 22, 2011, and was extended by unanimous consent of the Company’s board of directors through April 9, 2011, at which time the Company will engage CNL Lifestyle Advisor Corporation (the “New Advisor”) as its advisor and enter into an advisory agreement with substantially similar terms and services as those provided under its current advisory agreement.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework”. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010 did not include the internal control over financial reporting for the Coco Key Water Resort, the eight family entertainment center (“FEC”) properties, or eight attractions properties. The Company terminated the leases on the Coco Key Water Resort and entered into a lease termination and settlement agreement with PARC for the FEC and attractions properties during the fourth quarter of 2010 and transitioned the properties to new third-party management companies at various dates between November 2010 and February 2011. In the period between the lease termination dates and the date of management’s report, it was not possible to conduct a complete assessment of internal control over financial reporting for the operations of these properties. The revenues attributable to the properties that were transitioned, between the date of the lease terminations and the date of this report, were less than one percent of total revenues of the Company for the year ended December 31, 2010.

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

Departures and Appointments of Officers

On March 16, 2011, Tammie A. Quinlan gave notice of her intent to resign as Chief Financial Officer of the Company effective April 9, 2011. Ms. Quinlan will continue to serve in her role as Chief Financial Officer until completion of the Company’s common stock offering on April 9, 2011, at which time the duties and responsibilities of the Company’s principal financial officer will be assumed by Joseph T. Johnson, Senior Vice President and Chief Accounting Officer of the Company. Ms. Quinlan may be engaged by the Company’s advisor from time to time pursuant to a consultancy arrangement for a period of up to one year.

Most recently, Mr. Johnson has served as Senior Vice President and Chief Accounting Officer of the Company and over the past 10 years has been employed by the Company, it’s Advisor and affiliates in various accounting and financial reporting roles.

As a result of this appointment, there was no change in the compensation arrangements between the Company and Mr. Johnson, who is an officer of and is compensated by our Advisor. There are no family relationships between Mr. Johnson and any director or other executive officer of the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2011.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2011.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2011.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

1.	The Company is required to file the following separate audited financial statements of its unconsolidated subsidiaries which are filed as part of this report:

CNL Dallas Market Center, LP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts as of December 31, 2010

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2010

Schedule IV—Mortgage Loans and Real Estate at December 31, 2010

(b)	Exhibits

Exhibits

2.3	Amended and Restated Partnership Interest Purchase Agreement between CNL Lifestyle Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.4	Amendment No. One to the Bylaws (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on May 9, 2005 (File No. 000-51288) and incorporated herein by reference.)

3.5	Amendment No. Two to the Bylaws (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on September 23, 2005 (File No. 000-51288) and incorporated herein by reference.)

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation dated March 26, 2008 (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on March 26, 2008
(File No. 000-51288) and incorporated herein by reference.)

3.7	Amendment No. Three to the Bylaws (Previously filed as Exhibit 3.1 to the Report on Form 8-K filed on December 5, 2007 and incorporated herein by reference.)

4.1	Amended and Restated Redemption Plan (Previously filed as Exhibit 4.1 to the Report on Form 10-K filed on March 25, 2010.)

4.2	Amended and Restated Reinvestment Plan (Previously filed as Appendix A to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-146457) filed March 28, 2008 and incorporated herein by reference.)

10.1	Advisory Agreement between CNL Lifestyle Properties, Inc. and CNL Lifestyle Company, LLC dated March 22, 2010 (Previously filed as Exhibit 10.1 to the Report on Form 10-K filed on March 25, 2010.)

10.1.1	Advisory Agreement between CNL Lifestyle Properties, Inc. and CNL Lifestyle Advisor Corporation approved March 16, 2011 to be effective April 10, 2011 (Filed herewith.)

10.2	Indemnification Agreement between CNL Lifestyle Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody dated March 2, 2004, Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan and Charles A. Muller dated April 19, 2004, Amy Sinelli dated June 14, 2005, Joseph Johnson dated January 1, 2006, Daniel Crowe dated March 22, 2006, Baxter Underwood dated September 9, 2008 and Kay S. Redlich and Holly Greer dated as of December 31, 2009 (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004 and incorporated herein by reference.)

10.3	Loan Agreement dated as of August 2, 2004 between WTC-Trade Mart, L.P., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.4	Loan Agreement dated as of August 8, 2003 by and between IFDC Property Company, Ltd., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-108355) filed on June 15, 2005 and incorporated herein by reference.)

10.5	Sub-Permit and Lease Agreement dated as of May 26, 2006 by and between R&H US Canadian Cypress Limited in its capacity as the trustee of the Cypress Jersey Trust as Landlord and Cypress Bowl Recreations Limited Partnership as Tenant (Previously filed as Exhibit 10.1 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.6	Personal Property Sublease Agreement dated as of May 18, 2006 by and between CNL Personal Property TRS ULC as Lessor and Cypress Bowl Recreations Limited Partnership as Lessee (Previously filed as Exhibit 10.2 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)

10.7	The Second Amended and Restated Loan Agreement dated February 9, 2007 between CNL Income Palmetto, LLC, et al., Borrowers, and Sun Life Assurance Company of Canada, Lender (Previously filed as Exhibit 10.60 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.8	Deed of Trust, Security Agreement and Financing Statement dated February 9, 2007 executed by CNL Income Canyon Springs, LLC, Grantor, in favor of Sun Life Assurance Company of Canada, Beneficiary (Previously filed as Exhibit 10.61 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

10.9	Loan Agreement dated March 23, 2007 by and among CNL Income Northstar, LLC, et al, Borrower, and CNL Income SKI II, LLC et al, Pledgor and The Prudential Insurance Company of America, Lender (Previously filed as Exhibit 10.63 to Post-Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007 and incorporated herein by reference.)

10.10	Sublease Agreement dated as of April 5, 2007 by and between CNL Income Enchanted Village, LLC, Landlord, and PARC Enchanted Parks, LLC, Tenant (Previously filed as Exhibit 10.64 to Post-Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007 and incorporated herein by reference.)

10.11	Collateral Loan Agreement dated as of January 25, 2008 between CNL Income EAGL Southwest Golf, LC, et al., Borrower, and The Prudential Insurance Company of America, Lender (Previously filed as Exhibit 10.1 to Report on Form 8-K filed January 31, 2008 and incorporated herein by reference.)

10.12	Deed of Trust and Security Agreement dated January 25, 2008 by CNL Income EAGL Southwest Golf, LLC, Borrower, to The Prudential Insurance Company of America, Lender (Ancala Country Club, Scottsdale, Arizona) (Previously filed as Exhibit 10.2 to Report on Form 8-K filed January 31, 2008 and incorporated herein by reference.)

10.13	Ancala Country Club, Scottsdale, Arizona, Amended and Restated Lease Agreement dated as of March 31, 2009 between CNL Income EAGL Southwest Golf, LLC and Evergreen Alliance Golf Limited, L.P. (Previously filed as Exhibit 10.23 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

10.14	Omnibus Lease Resolution Agreement dated as of October 30, 2008 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed November 14, 2008 and incorporated by reference herein).

10.15	First Amendment to Omnibus Lease Resolution Agreement dated as of December 30, 2008 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

10.16	Second Amendment to Omnibus Lease Resolution Agreement dated as of February 5, 2009 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

10.17	Third Amendment to Omnibus Lease Resolution Agreement dated as of March 27, 2009 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

10.18	Amended and Restated Lease Agreement dated as of March 31, 2009 between CNL Income EAGL Southwest Golf, LLC, Landlord, and Evergreen Alliance Golf Limited, L.P., Tenant (Previously filed as Exhibit 10.23 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

10.19	Schedule of Omitted Agreements (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

99.1	Securities Purchase Agreement dated as of January 10, 2007 among Six Flags Theme Parks, Inc., et al. and PARC 7F-Operations Corporation (Previously filed as Exhibit 99 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-128662) filed March 8, 2007 and incorporated herein by reference.)

CNL Dallas Market

Center, L.P. and Subsidiaries

Consolidated Financial Statements

December 31, 2010 and 2009

CNL Dallas Market Center, L.P. and Subsidiaries

Index

December 31, 2010 and 2009

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Dallas Market Center, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Dallas Market Center, L.P. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 18, 2011

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets
Property and equipment, net	$246,397,307	$251,791,220
In-place lease costs, net	5,768,881	6,007,695
Cash	3,209,523	2,478,492
Restricted cash	2,149,629	2,158,434
Accrued rent	1,691,241	1,762,714
Favorable ground leases, net	552,145	562,984
Rent receivable	—	273,835

Total assets	$259,768,726	$265,035,374

Liabilities and Partners’ Capital
Mortgage loans payable	$142,014,568	$145,292,994
Distributions payable	3,059,523	3,467,333
Accounts payable and accrued expenses	1,484,871	1,299,577
Due to affiliates	—	41,057

Total liabilities	146,558,962	150,100,961

Partners’ capital	113,209,764	114,934,413

Total liabilities and partners’ capital	$259,768,726	$265,035,374

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Revenues
Rental income from operating leases	$27,476,493	$26,943,054	$26,616,046
Percentage rent	—	2,188,157	2,572,917

Total revenues	27,476,493	29,131,211	29,188,963

Cost and expenses
Depreciation	8,415,246	8,420,093	8,310,167
Ground rent expense	277,115	421,174	505,006
General, administrative and operating	271,772	275,368	249,748
Amortization of lease costs	238,814	238,814	238,814

Total cost and expenses	9,202,947	9,355,449	9,303,735

Operating income	18,273,546	19,775,762	19,885,228
Interest and other income	36,855	23,732	25,224
Interest expense	(8,702,529)	(8,894,533)	(9,100,137)

Net income	$9,607,872	$10,904,961	$10,810,315

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

Years Ended December 31, 2010, 2009 and 2008

	General Partner	CNL LP	Crow	Total
Balance, December 31, 2007	$1,087,213	$88,599,322	$17,567,900	$107,254,435
Net income	99,758	9,876,003	834,554	10,810,315
Distributions	(128,134)	(10,122,583)	(2,562,680)	(12,813,397)

Balance, December 31, 2008	$1,058,837	$88,352,742	$15,839,774	$105,251,353
Additional partner contributions	142,892	11,555,683	—	11,698,575
Net income	104,265	10,322,270	478,426	10,904,961
Distributions	(130,332)	(10,296,204)	(2,493,940)	(12,920,476)

Balance, December 31, 2009	$1,175,662	$99,934,491	$13,824,260	$114,934,413
Additional partner contributions	—	—	—	—
Net income (loss)	112,626	11,149,978	(1,654,732)	9,607,872
Distributions	(140,784)	(11,121,819)	(69,918)	(11,332,521)

Balance, December 31, 2010	$1,147,504	$99,962,650	$12,099,610	$113,209,764

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2010 and 2009 and 2008

	2010	2009	2008
Cash flows from operating activities
Net income	$9,607,872	$10,904,961	$10,810,315
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,415,246	8,420,093	8,310,167
Amortization of lease costs	238,814	238,814	238,814
Amortization of favorable ground lease	10,839	59,824	84,318
Loss (gain) on sale of asset	236	(5,500)	(862)
Changes in assets and liabilities:
Rent receivable	273,835	(273,835)	—
Prepaid expenses and other assets	—	—	40,511
Due to/from affiliates	(41,057)	41,057	—
Accrued rent	71,473	7,811	6,580
Accounts payable and accrued expenses	185,294	58,653	(1,064,156)
Unearned percentage rent	—	(1,513,532)	270,539

Net cash provided by operating activities	18,762,552	17,938,346	18,696,226

Cash flows from investing activities
Acquisition of property and equipment, net	(3,022,369)	(14,108,337)	(2,873,427)
Proceeds from disposal of fixed assets	800	5,500	11,042
(Increase) decrease in restricted cash	8,805	(665,050)	(137,601)

Net cash used in investing activities	(3,012,764)	(14,767,887)	(2,999,986)

Cash flows from financing activities
Principal payment on mortgage loans	(3,278,426)	(3,087,399)	(2,882,843)
Capital contributions from partners	—	11,698,575	—
Distributions to partners	(11,740,331)	(12,258,671)	(13,005,788)

Net cash used in financing activities	(15,018,757)	(3,647,495)	(15,888,631)

Net increase (decrease) in cash	731,031	(477,036)	(192,391)
Cash
Beginning of period	2,478,492	2,955,528	3,147,919

End of period	$3,209,523	$2,478,492	$2,955,528

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of capitalized interest	$8,719,288	$8,910,313	$9,114,872

Supplemental disclosure of noncash investing activities
Accrual of capital expenditures	$—	$—	$20,432

Termination of ground lease	$—	$3,447,015	$—

Supplemental disclosure of noncash financing activities
Distributions declared but not paid to partners	$3,059,523	$3,467,333	$2,805,528

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

1. Organization

CNL Dallas Market Center, L.P. (the “Partnership”) is a Delaware limited partnership whose partners are CNL Dallas Market Center GP, LLC (the “General Partner”), CNL DMC, LP (the “CNL LP”) and Dallas Market Center Company, Ltd. (“Crow”). Crow and CNL LP are collectively referred to as the “Limited Partners”. The General Partner and the CNL LP are wholly owned subsidiaries of CNL Lifestyle Properties, Inc. and are referred to as the “CNL Partners”. Certain major decisions as defined in the partnership agreement (the “Agreement”) require the approval of the General Partner and Limited Partners.

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

Net cash flow, as defined in the Agreement, is to be distributed quarterly to the Partners in accordance with the following order of priority: (i) first, to the General Partner and CNL LP to pay the CNL first tier preferred

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

distribution, as defined in the Agreement; (ii) second, to Crow to pay the Crow first tier preferred distribution, as defined in the Agreement; (iii) third to the Partners pro-rata in proportion to their partnership interests until the sum of the aggregate distributions paid equals the second tier preferred distribution, as defined in the agreement; (iv) fourth, 60% to the General Partner and CNL LP and 40% to Crow until the sum of the aggregate distributions paid equals the third tier preferred distribution, as defined in the agreement and; (v) thereafter 50% to the General Partner and CNL LP and 50% to Crow. As of December 31, 2010 and 2009, the Partnership has net cash flow distributions payable totaling approximately $3.1 million and $3.5 million, respectively.

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

Effective January 1, 2010, the Partnership adopted the amended accounting guidance on consolidations as follows: (i) replaced the quantitative-based risks and rewards calculation for determining when a reporting entity has a controlling financial interest in a variable interest entity (“VIE”) with a qualitative approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity and (ii) requires additional disclosures about a reporting entity’s involvement in VIEs. This consolidation guidance for VIEs also: (i) requires ongoing consideration, rather than only when specific events occur, of whether an entity is a primary beneficiary of a VIE, (ii) eliminates substantive removal rights consideration in determining whether an entity is VIE, and (iii) eliminates the exception for troubled debt restructurings as an event triggering reconsideration of an entity’s status as a VIE. The adoption of this guidance did not have a material impact on the Partnership’s financial position or results of operations.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

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

Restricted Cash

The leases require that certain amounts of cash are restricted to fund capital expenditures at the Partnership’s properties and have been included in the accompanying consolidated balance sheets. The reserve accounts are held at CNL Bank, which is an affiliate of the General Partner and CNL LP. As of December 31, 2010 and 2009, approximately $2.1 million and $2.2 million was held in these reserve accounts, respectively.

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

Years Ended December 31, 2010, 2009 and 2008

the tax basis and financial reporting basis of assets and liabilities and the taxable loss allocation requirements under the Agreement. The partnership analyzed its material tax positions and determined that it has not taken any uncertain tax positions.

Fair Value of Financial Instruments

The estimated fair value of cash and accounts payable and accrued expenses approximates carrying value because of the liquid nature of the assets and short maturities of the obligations. The Partnership believes the fair value of its long-term debt was approximately $140.0 million and $142.5 million as of December 31, 2010 and 2009, respectively, based on the rates it believes it could obtain for similar borrowings.

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

Impairment of Long-Lived Assets

The Partnership assesses impairment by comparing the carrying value of long-lived assets to future estimated undiscounted operating cash flows expected to be generated over the life of the assets and from its eventual disposition. In the event the carrying amount exceeds the estimated future undiscounted cash flows, the Partnership would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. For the years ended December 31, 2010, 2009 and 2008 the Partnership recorded no impairments.

3. Property and equipment

Property and equipment, net consists of the following:

	December 31, 2010	December 31, 2009
Building and improvements	$264,501,111	$263,448,035
Leasehold improvements	1,682,069	1,651,334
Land and land improvements	15,630,694	15,630,694
Equipment	12,417,410	10,481,442

	294,231,284	291,211,505
Less: Accumulated depreciation	(47,833,977)	(39,420,285)

	$246,397,307	$251,791,220

4. In Place Lease Costs and Favorable Ground Leases

In place lease costs, net and favorable ground leases, net consist of the following:

	In Place Lease Cost December 31,		Favorable Ground Leases December 31,
	2010	2009	2010	2009
Balance	$7,164,428	$7,164,428	$615,828	$615,828
Accumulated amortization	(1,395,547)	(1,156,733)	(63,683)	(52,844)

	$5,768,881	$6,007,695	$552,145	$562,984

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

The anticipated amortization of intangible assets over each of the next five years and beyond is as follows:

	In Place Lease Costs	Favorable Ground Leases
2011	$238,814	$10,839
2012	238,814	10,839
2013	238,814	10,839
2014	238,814	10,839
2015	238,814	10,839
Thereafter	4,574,811	497,950

	$5,768,881	$552,145

Amortization of the in place lease costs is recorded in amortization of lease costs expense in the accompanying consolidated statements of operations. The Partnership recorded total amortization expense of $238,814 for each year ended December 31, 2010, 2009 and 2008.

Amortization of the favorable ground lease asset is recorded as an increase in ground lease expense in the accompanying consolidated statements of operations. The Partnership recorded total amortization expense of $10,839 for the year ended December 31, 2010, $59,824 for the year ended December 31, 2009 and $84,318 for the year ended December 31, 2008.

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

Property	Monthly Payment (Principal and Interest)	Interest Rate	Maturity Date	Balance as of December 31,
				2010	2009
World Trade Center	$889,145	6.037%	September 2014	$128,465,080	$131,181,175
IFGC	110,663	5.450%	September 2012	13,549,488	14,111,819

				$142,014,568	$145,292,994

Future scheduled principal payments of the mortgage loans are as follows:

2011	$3,481,290
2012	16,002,163
2013	3,260,660
2014	119,270,455

$142,014,568

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

6. Master Leases

On February 14, 2005, the Partnership entered into a triple-net lease agreement with Dallas Market Center Operating, L.P. a subsidiary of the existing management company, Market Center Management Company, Ltd. (“MCMC”). MCMC is an affiliate of Crow Holdings. On May 25, 2005, the Partnership entered into a lease agreement with IFDC Operating, L.P., also a subsidiary of MCMC. The leases have an initial term of five-years with five automatic five-year renewal periods. Both leases call for the payment of monthly base rental payments and percentage rent to the extent that the annual percentage rent calculation exceeds annual base rent. Percentage rent is calculated as a set percentage of total gross sublease rental revenues as defined in the lease agreements. The amount of annual base rent automatically escalates in accordance with the provisions of the lease agreements. The leases require the tenant to pay property taxes on behalf of the Partnership. For the years ended December 31, 2010, 2009 and 2008, the tenant paid property taxes of approximately $1.9 million, $2.8 million and $3.3 million, respectively, on behalf of the Partnership.

On August 3, 2009, the Partnership renewed its first renewal term to commence on February 11, 2010 for a five year period.

Base rental income under the leases amounted to approximately $27.5 million, $26.9 million and $26.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, including the effect of straight-lining rent in accordance with GAAP. The land purchase in 2009 and the construction on the Trade Mart Expansion in 2006 resulted in an increase in base rent of the Trade Mart Property.

Future minimum rental receipts under non-cancelable operating leases having remaining terms in excess of one year of December 31, 2010 are as follows:

	World Trade Center	IFDC	Total
2011	$24,221,807	$3,326,156	$27,547,963
2012	24,221,807	3,326,156	27,547,963
2013	24,221,807	3,326,156	27,547,963
2014	24,221,807	3,326,156	27,547,963
2015	24,221,807	3,326,156	27,547,963
Thereafter	462,951,750	63,573,145	526,524,895

	$584,060,785	$80,203,925	$664,264,710

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2010, 2009 and 2008

7. Ground Leases

As of December 31, 2010, the Partnership makes monthly lease payments under three ground leases, two of which have annual rent increases and all of the ground leases are with affiliates of Crow. For the years ended December 31, 2010, 2009 and 2008, the Partnership incurred a total of $277,115, $421,174 and $505,006, respectively, for rent expenses under the ground leases which includes the effect of GAAP straight-lining adjustments of $96,735, $99,269 and $101,754, respectively and the amortization of above market leases of $10,839, $59,824 and $84,318 for the years ended December 31, 2010, 2009 and 2008. Each of the ground leases expire between the years 2062 and 2066. Upon termination of the ground leases, all buildings and improvements become the property of the lessors under the ground leases. The non-cancelable future minimum lease payments under the ground leases are as follows:

2011	$172,337
2012	174,974
2013	177,664
2014	180,407
2015	183,205
Thereafter	14,284,093

$15,172,680

Accrued rental expense of $608,225 and $511,490 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively.

8. Commitments and Contingencies

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Partnership’s financial condition or results of operations.

9. Subsequent Events

The accompanying audited consolidated financial statements were authorized for issue on March 18, 2011. Subsequent events are evaluated through that date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2011.

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

Signature	Title	Date

/s/ JAMES M. SENEFF, JR. James M. Seneff, Jr.	Chairman of the Board	March 18, 2011

/s/ ROBERT A. BOURNE Robert A. Bourne	Vice Chairman of the Board and Treasurer	March 18, 2011

/s/ ROBERT J. WOODY Robert J. Woody	Independent Director	March 18, 2011

/s/ BRUCE DOUGLAS Bruce Douglas	Independent Director	March 18, 2011

/S/ DENNIS N. FOLKEN Dennis N. Folken	Independent Director	March 18, 2011

/s/ R. BYRON CARLOCK, JR. R. Byron Carlock, Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2011

/s/ TAMMIE A. QUINLAN Tammie A. Quinlan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2011

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

Years ended December 31, 2010, 2009 and 2008 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deemed Uncollectible	Collected/ Recovered	Balance at End of Year
2008	Deferred tax asset	$5,277	$—	$(152)	$—	$—	$5,125
	valuation allowance

		$5,277	$—	$(152)	$—	$—	$5,125

2009	Deferred tax asset	$5,125	$—	$16,081	$—	$—	$21,206
	valuation allowance

		$5,125	$—	$16,081	$—	$—	$21,206

2010	Deferred tax asset	$21,206	$—	$12,754	$—	$—	$33,960
	valuation allowance

	Allowance for loan losses	$—	$4,072	$—	$—	$—	$4,072

		$21,206	$4,072	$—	$—	$—	$38,032

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2010 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Gatlinburg Sky Lift		$—	$19,154	$175	$—	$—	$—	$19,154	$175	$19,329	$(2,034)	In 1953	12/22/2005	(2)
Gatlinburg, Tennessee
Hawaiian Falls Waterparks	(1)	$3,123	$3,663	$758	$2,110	$—	$4,973	$3,810	$871	$9,654	$(2,024)	In 2004	4/21/2006	(2)
Garland and The Colony, Texas
Route 66 Harley-Davidson	(1)	$998	$—	$5,509	$9	$—	$1,003	$—	$5,513	$6,516	$(666)	In 2002	4/27/2006	(2)
Tulsa, Oklahoma
Palmetto Hall Plantation Club	(1)	$5,744	$—	$1,465	$57	$—	$5,777	$—	$1,489	$7,266	$(1,592)	In 1990	4/27/2006	(2)
Hilton Head, South Carolina
Cypress Mountain		$161	$19,001	$735	$14,075	$—	$1,313	$18,641	$14,018	$33,972	$(4,571)	In 1975	5/30/2006	(2)
Vancouver, British Columbia
Raven Golf Club at South Mountain	(1)	$11,599	$—	$1,382	$91	$—	$11,640	$—	$1,432	$13,072	$(2,777)	In 1995	6/9/2006	(2)
Phoenix, Arizona
The Omni Mount Washington Resort and Bretton Woods Ski Area	(1)	$10,778	$10	$28,052	$27,050	$—	$11,563	$10	$54,317	$65,890	$(8,502)	In 1902	6/23/2006	(2)
Bretton Woods, New Hampshire
Bear Creek Golf Club	(1)	$6,697	$2,613	$1,312	$525	$—	$7,022	$2,614	$1,511	$11,147	$(2,286)	In 1979	9/8/2006	(2)
Dallas, Texas
Funtasticks Fun Center	(1)	$4,217	$—	$1,950	$22	$—	$4,217	$—	$1,972	$6,189	$(614)	In 1993	10/6/2006	(2)
Tucson, Arizona
Fiddlesticks Fun Center	(1)	$4,466	$—	$648	$11	$—	$4,477	$—	$648	$5,125	$(287)	In 1991	10/6/2006	(2)
Tempe, Arizona
Grand Prix Tampa	(1)	$2,738	$—	$487	$—	$—	$2,738	$—	$487	$3,225	$(207)	In 1979	10/6/2006	(2)
Tampa, Florida
Zuma Fun Center	(1)	$3,720	$—	$1,192	$36	$—	$3,756	$—	$1,192	$4,948	$(330)	In 1990	10/6/2006	(2)
South Houston, Texas

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2010 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Mountasia Family Fun Center	(1)	$1,152	$—	$635	$22	$—	$1,174	$—	$635	$1,809	$(195)	In 1994	10/6/2006	(2)
North Richland Hills, Texas
Zuma Fun Center	(1)	$757	$—	$182	$—	$—	$757	$—	$182	$939	$(54)	In 1990	10/6/2006	(2)
North Houston, Texas
Zuma Fun Center	(1)	$1,231	$—	$751	$—	$—	$1,231	$—	$751	$1,982	$(208)	In 1993	10/6/2006	(2)
Knoxville, Tennessee
Zuma Fun Center	(1)	$5,583	$—	$1,608	$—	$—	$5,583	$—	$1,608	$7,191	$(603)	In 1991	10/6/2006	(2)
Charlotte, North Carolina
Camelot Park	(1)	$179	$—	$70	$—	$—	$179	$—	$70	$249	$(249)	In 1994	10/6/2006	(2)
Bakersfield, California
Weston Hills Country Club	(1)	$20,332	$—	$14,374	$1,342	$—	$20,950	$—	$15,098	$36,048	$(5,658)	In 1990	10/16/2006	(2)
Weston, Florida
Valencia Country Club	(1)	$31,565	$—	$8,646	$699	$—	$32,099	$—	$8,811	$40,910	$(5,866)	In 2000	10/16/2006	(2)
Santa Clarita, California
Canyon Springs Golf Club	(1)	$11,463	$—	$1,314	$65	$—	$11,526	$—	$1,316	$12,842	$(903)	In 1997	11/16/2006	(2)
San Antonio, Texas
The Golf Club at Cinco Ranch	(1)	$6,662	$—	$454	$226	$—	$6,887	$—	$455	$7,342	$(330)	In 1993	11/16/2006	(2)
Houston, Texas
Golf Club at Fossil Creek	(1)	$4,905	$—	$1,040	$17	$—	$4,931	$—	$1,031	$5,962	$(873)	In 1987	11/16/2006	(2)
Fort Worth, Texas
Lake Park Golf Club		$2,089	$1,821	$1,352	$150	$—	$2,238	$1,822	$1,352	$5,412	$(1,298)	In 1957	11/16/2006	(2)
Dallas-Fort Worth, Texas
Mansfield National Golf Club	(1)	$5,216	$605	$1,176	$25	$—	$5,241	$605	$1,176	$7,022	$(1,622)	In 2000	11/16/2006	(2)
Dallas-Fort Worth, Texas
Plantation Golf Club	(1)	$4,123	$—	$130	$18	$—	$4,141	$—	$130	$4,271	$(59)	In 1998	11/16/2006	(2)
Dallas-Fort Worth, Texas
Fox Meadow Country Club	(1)	$5,235	$—	$4,144	$292	$—	$5,437	$—	$4,234	$9,671	$(1,605)	In 1995	12/22/2006	(2)
Medina, Ohio
Lakeridge Country Club	(1)	$5,260	$—	$2,461	$170	$—	$5,378	$—	$2,513	$7,891	$(939)	In 1978	12/22/2006	(2)
Lubbock, Texas

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2010 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Mesa del Sol Golf Club	(1)	$5,802	$—	$981	$324	$—	$6,109	$—	$998	$7,107	$(1,568)	In 1970	12/22/2006	(2)
Yuma, Arizona
Painted Hills Golf Club	(1)	$2,326	$—	$1,337	$103	$—	$2,387	$—	$1,379	$3,766	$(596)	In 1965	12/22/2006	(2)
Kansas City, Kansas
Royal Meadows Golf Course	(1)	$1,971	$—	$374	$274	$—	$2,042	$—	$577	$2,619	$(386)	In 1960’s	12/22/2006	(2)
Kansas City, Missouri
Signature Golf Course	(1)	$8,513	$—	$8,403	$427	$—	$8,771	$—	$8,572	$17,343	$(2,520)	In 2002	12/22/2006	(2)
Solon, Ohio
Weymouth Country Club	(1)	$5,571	$—	$4,860	$324	$—	$5,787	$—	$4,968	$10,755	$(1,730)	In 1969	12/22/2006	(2)
Medina, Ohio
Burnside Marina	(1)	$350	$2,593	$415	$28	$—	$350	$2,621	$415	$3,386	$(390)	In 1950’s	12/22/2006	(2)
Somerset, Kentucky
Pier 121 Marina and Easthill Park	(1)	$1,172	$25,222	$4,576	$580	$—	$1,752	$25,222	$4,576	$31,550	$(3,382)	In 1960’s	12/22/2006	(2)
Lewisville, Texas
Beaver Creek Marina	(1)	$442	$5,778	$381	$20	$—	$442	$5,798	$381	$6,621	$(1,571)	In 1950’s	12/22/2006	(2)
Monticello, Kentucky
Lake Front Marina	(1)	$3,589	$—	$1,115	$218	$—	$3,753	$—	$1,169	$4,922	$(411)	In 1979	12/22/2006	(2)
Port Clinton, Ohio
Sandusky Harbor Marina	(1)	$4,458	$—	$3,428	$29	$—	$4,479	$—	$3,436	$7,915	$(844)	In 1930’s	12/22/2006	(2)
Sandusky, Ohio
Cowboys Golf Club	(1)	$9,638	$2,534	$2,457	$608	$—	$9,615	$2,699	$2,923	$15,237	$(3,203)	In 2000	12/26/2006	(2)
Grapevinem Texas
Brighton Ski Resort	(1)	$11,809	$2,123	$11,233	$2,806	$—	$12,669	$2,123	$13,179	$27,971	$(4,255)	In 1949	1/8/2007	(2)
Brighton, Utah
Clear Creek Golf Club		$423	$1,116	$155	$12	$—	$423	$1,116	$167	$1,706	$(285)	In 1987	1/11/2007	(2)
Houston, Texas
Northstar-at-Tahoe Resort	(1)	$60,790	$—	$8,534	$12,874	$—	$67,126	$—	$15,072	$82,198	$(10,335)	In 1972	1/19/2007	(2)
Lake Tahoe, California

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2010 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Sierra-at-Tahoe Resort	(1)	$19,875	$800	$8,574	$578	$—	$19,960	$800	$9,067	$29,827	$(6,130)	In 1968	1/19/2007	(2)
South Lake Tahoe, California
Loon Mountain Resort	(1)	$9,226	$346	$4,673	$5,063	$—	$13,383	$347	$5,578	$19,308	$(3,243)	In 1966	1/19/2007	(2)
Lincoln, New Hampshire
Summit-at-Snowqualmie Resort	(1)	$20,122	$792	$8,802	$1,885	$—	$21,681	$792	$9,128	$31,601	$(5,395)	In 1945	1/19/2007	(2)
Snoqualmie Pass, Washington
White Water Bay	(1)	$10,720	$—	$5,461	$586	$—	$10,729	$—	$6,038	$16,767	$(1,755)	In 1981	4/6/2007	(2)
Oklahoma City, Oklahoma
Splashtown	(1)	$10,817	$—	$1,609	$581	$—	$11,023	$—	$1,984	$13,007	$(606)	In 1981	4/6/2007	(2)
Houston, Texas
Waterworld	(1)	$1,733	$7,841	$728	$342	$—	$1,937	$7,841	$866	$10,644	$(2,018)	In 1995	4/6/2007	(2)
Concord, California
Elitch Gardens	(1)	$93,796	$—	$7,480	$601	$—	$94,154	$—	$7,723	$101,877	$(4,025)	In 1890	4/6/2007	(2)
Denver, Colorado
Darien Lake	(1)	$60,993	$—	$21,967	$963	$—	$61,693	$—	$22,230	$83,923	$(15,335)	In 1955	4/6/2007	(2)
Buffalo, New York
Frontier City	(1)	$7,265	$—	$7,518	$644	$—	$7,414	$—	$8,013	$15,427	$(1,915)	In 1958	4/6/2007	(2)
Oklahoma City, Oklahoma
Wild Waves & Enchanted Village	(1)	$19,200	$—	$2,837	$601	$—	$19,554	$—	$3,084	$22,638	$(5,084)	In 1977	4/6/2007	(2)
Seattle, Washington
Magic Springs & Crystal Falls	(1)	$4,237	$8	$10,409	$3,412	$—	$7,498	$—	$10,568	$18,066	$(1,762)	In 1977	4/16/2007	(2)
Hot Springs, Arkansas
Manasquan River Club	(1)	$8,031	$—	$439	$22	$—	$8,041	$12	$439	$8,492	$(388)	In 1970’s	6/8/2007	(2)
Brick Township, New Jersey
Crystal Point Marina	(1)	$5,159	$—	$46	$138	$—	$5,297	$—	$46	$5,343	$(57)	In 1976	6/8/2007	(2)
Point Pleasant, New Jersey

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2010 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Mountain High Resort	(1)	$14,272	$14,022	$7,571	$732	$—	$14,547	$14,061	$7,989	$36,597	$(5,371)	In 1930’s	6/29/2007	(2)
Wrightwood, California
Holly Creek Marina	(1)	$372	$5,257	$465	$31	$—	$373	$5,286	$466	$6,125	$(501)	In 1940’s	8/1/2007	(2)
Celina, Tennessee
Eagle Cove Marina	(1)	$1,114	$1,718	$1,692	$95	$—	$1,113	$1,815	$1,691	$4,619	$(404)	In 1940’s	8/1/2007	(2)
Byrdstown, Tennessee
Sugarloaf Mountain Resort		$15,408	$—	$5,658	$1,863	$—	$13,999	$2,000	$6,930	$22,929	$(2,921)	In 1962	8/7/2007	(2)
Carrabassett Valley, Maine
Sunday River Resort		$32,698	$—	$12,256	$4,016	$—	$36,058	$—	$12,912	$48,970	$(5,294)	In 1959	8/7/2007	(2)
Newry, Maine
Great Lakes Marina	(1)	$6,633	$—	$3,079	$89	$—	$6,642	$—	$3,159	$9,801	$(414)	In 1981	8/20/2007	(2)
Muskegon, Michigan
The Village at Northstar		$2,354	$—	$33,932	$4,130	$—	$2,724	$—	$37,692	$40,416	$(4,822)	In 2005	11/15/2007	(2)
Lake Tahoe, California
Arrowhead Country Club	(1)	$6,358	$—	$9,501	$1,727	$—	$7,305	$—	$10,281	$17,586	$(1,742)	In 1980’s	11/30/2007	(2)
Glendale, Arizona
Ancala Country Club	(1)	$6,878	$—	$5,953	$1,304	$—	$7,677	$—	$6,458	$14,135	$(1,592)	In 1996	11/30/2007	(2)
Scottsdale, Arizona
Tallgrass Country Club	(1)	$2,273	$—	$2,586	$541	$—	$2,582	$—	$2,818	$5,400	$(404)	In 1982	11/30/2007	(2)
Witchita, Kansas
Deer Creek Golf Club	(1)	$4,914	$—	$3,353	$1,256	$—	$5,894	$—	$3,629	$9,523	$(1,132)	In 1989	11/30/2007	(2)
Overland Park, Kansas
Arrowhead Golf Club	(1)	$11,798	$—	$2,885	$1,226	$—	$12,771	$—	$3,138	$15,909	$(1,554)	In 1974	11/30/2007	(2)
Littleton, Colorad
Hunt Valley Golf Club	(1)	$16,115	$—	$5,627	$1,827	$—	$17,481	$—	$6,088	$23,569	$(1,891)	In 1970	11/30/2007	(2)
Phoenix, Maryland
Meadowbrook Golf & Country Club	(1)	$8,311	$—	$1,935	$1,223	$—	$9,343	$—	$2,126	$11,469	$(1,097)	In 1957	11/30/2007	(2)
Tulsa, Oklahoma

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2010 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Stonecreek Golf Club	(1)	$9,903	$—	$2,915	$1,159	$—	$10,814	$—	$3,163	$13,977	$(1,064)	In 1990	11/30/2007	(2)
Phoenix, Arizona
Painted Desert Golf Club	(1)	$7,851	$—	$965	$778	$—	$8,551	$—	$1,043	$9,594	$(1,384)	In 1987	11/30/2007	(2)
Las Vegas, Nevada
Mission Hills Country Club	(1)	$1,565	$—	$2,772	$678	$—	$1,935	$—	$3,080	$5,015	$(351)	In 1975	11/30/2007	(2)
Northbrook, Illinios
Eagle Brook Country Club	(1)	$8,385	$—	$6,621	$1,298	$—	$9,117	$—	$7,187	$16,304	$(1,596)	In 1992	11/30/2007	(2)
Geneva, Illinios
Majestic Oaks Golf Club	(1)	$11,371	$—	$694	$1,032	$—	$12,343	$—	$754	$13,097	$(1,818)	In 1972	11/30/2007	(2)
Ham Lake, Minnesota
Ruffled Feathers Golf Club	(1)	$8,109	$—	$4,747	$1,066	$—	$8,788	$—	$5,134	$13,922	$(1,415)	In 1992	11/30/2007	(2)
Lemont, Illinios
Tamarack Golf Club	(1)	$5,544	$—	$1,589	$771	$—	$6,029	$—	$1,875	$7,904	$(923)	In 1988	11/30/2007	(2)
Naperville, Illinios
Continental Golf Course	(1)	$5,276	$—	$789	$541	$—	$5,746	$—	$860	$6,606	$(423)	In 1979	11/30/2007	(2)
Scottsdale, Arizona
Desert Lakes Golf Club	(1)	$153	$—	$125	$—	$—	$268	$—	$10	$278	$(278)	In 1989	11/30/2007	(2)
Bullhead City, Arizona
Tatum Ranch Golf Club	(1)	$2,674	$—	$3,013	$700	$—	$3,130	$—	$3,257	$6,387	$(642)	In 1987	11/30/2007	(2)
Cave Creek, Arizona
Kokopelli Golf Club	(1)	$7,319	$—	$1,310	$1,043	$—	$8,256	$—	$1,416	$9,672	$(984)	In 1992	11/30/2007	(2)
Phoenix, Arizona
Superstition Springs Golf Club	(1)	$7,947	$—	$2,129	$827	$—	$8,592	$—	$2,311	$10,903	$(947)	In 1986	11/30/2007	(2)
Mesa, Arizona
Foothills Golf Club	(1)	$5,493	$—	$3,515	$812	$—	$6,021	$—	$3,799	$9,820	$(1,035)	In 1987	11/30/2007	(2)
Phoenix, Arizona
Legend at Arrowhead Golf Resort	(1)	$8,067	$—	$1,621	$839	$—	$8,773	$—	$1,754	$10,527	$(978)	In 2001	11/30/2007	(2)
Glendale, Arizona

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2010 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
London Bridge Golf Club	(1)	$9,250	$—	$1,554	$940	$—	$10,064	$—	$1,680	$11,744	$(1,682)	In 1960’s	11/30/2007	(2)
Lake Havasu, Arizona
Forest Park Golf Course		$7,699	$2,723	$2,753	$1,146	$—	$8,374	$2,971	$2,976	$14,321	$(2,645)	In 1900’s	12/19/2007	(2)
St. Louis, Missouri
Micke Grove Golf Course		$3,258	$2,608	$766	$562	$—	$3,545	$2,821	$828	$7,194	$(1,195)	In 1990	12/19/2007	(2)
Lodi, California
Mizner Court at Broken Sound	(1)	$37,224	$—	$65,364	$171	$—	$37,279	$—	$65,480	$102,759	$(7,602)	In 1987	12/31/2007	(2)
Boca Raton, Floria
Shandin Hills Golf Club		$3,070	$1,165	$1,112	$83	$—	$—	$4,314	$1,116	$5,430	$(799)	In 1980	3/7/2008	(2)
San Bernadino, California
The Tradition Golf Club at Kiskiack		$5,836	$—	$1,097	$88	$—	$5,913	$—	$1,108	$7,021	$(799)	In 1996	3/26/2008	(2)
Williamsburg, Virginia
The Tradition Golf Club at The Crossings		$8,616	$—	$1,376	$121	$—	$8,723	$—	$1,390	$10,113	$(1,061)	In 1979	3/26/2008	(2)
Glen Allen, Virginia
The Tradition Golf Club at Broad Bay	(1)	$6,837	$—	$2,187	$159	$—	$6,937	$—	$2,246	$9,183	$(1,035)	In 1986	3/26/2008	(2)
Virginia Beach, Virginia
Brady Mountain Resort & Marina		$738	$6,757	$1,619	$3,062	$—	$3,384	$7,044	$1,748	$12,176	$(1,133)	In 1950’s	4/10/2008	(2)
Royal, Arkansas
David L. Baker Golf Course		$4,642	$3,577	$1,433	$149	$—	$2	$8,343	$1,456	$9,801	$(1,568)	In 1987	4/17/2008	(2)
Fountain Valley, California
Las Vegas Golf Club		$7,481	$2,059	$1,622	$97	$—	$—	$9,630	$1,629	$11,259	$(1,632)	In 1938	4/17/2008	(2)
Las Vegas, NV
Meadowlark Golf Course		$8,544	$6,999	$1,687	$125	$—	$18	$15,643	$1,694	$17,355	$(2,755)	In 1922	4/17/2008	(2)
Huntington Beach, California
Coco Key Water Resort		$9,830	$—	$5,440	$24,188	$—	$15,578	$—	$23,880	$39,458	$(1,241)	1970’s	5/28/2008	(2)
Orlando, Florida

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2010 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Myrtle Waves Water Park	(1)	$—	$2,430	$4,926	$424	$—	$—	$2,829	$4,951	$7,780	$(846)	In 1985	7/11/2008	(2)
Myrtle Beach, South Carolina
Montgomery Country Club		$5,013	$—	$1,405	$406	$—	$5,404	$—	$1,420	$6,824	$(648)	In 1963	9/11/2008	(2)
Laytonsville, MD
The Links at Challedon Golf Club		$2,940	$—	$718	$153	$—	$3,071	$—	$740	$3,811	$(404)	In 1995	9/11/2008	(2)
Mt. Airy, MD
Mount Sunapee Mountain Resort	(1)	$—	$6,727	$5,253	$62	$—	$—	$6,762	$5,280	$12,042	$(1,169)	In 1960	12/5/2008	(2)
Newbury, New Hampshire
Okemo Mountain Resort	(1)	$17,566	$25,086	$16,684	$438	$—	$17,667	$25,144	$16,963	$59,774	$(3,704)	In 1963	12/5/2008	(2)
Ludlow, Vermont
Crested Butte Mountain Resort	(1)	$1,305	$18,843	$11,188	$3,913	$—	$3,873	$19,218	$12,158	$35,249	$(2,895)	In 1960’s	12/5/2008	(2)
Mt. Crested Butte, Colorado
Jiminy Peak Mountain Resort	(1)	$7,802	$—	$8,164	$340	$—	$8,030	$—	$8,276	$16,306	$(1,145)	In 1948	1/27/2009	(2)
Hancock, Massachusetts
Wet'n'Wild Hawaii		$—	$13,399	$3,458	$62	$—	$—	$13,425	$3,494	$16,919	$(780)	In 1998	5/6/2009	(2)
Honolulu, Hawaii
Great Wolf Lodge- Wisconsin Dells	(1)	$3,433	$—	$17,632	$—	$—	$1,906	$—	$19,159	$21,065	$(5,883)	In 1997	8/6/2009	(2)
Wisconsin Dells, Wisconsin
Great Wolf Lodge- Sandusky	(1)	$2,772	$—	$30,061	$—	$—	$2,236	$26	$30,571	$32,833	$(6,171)	In 2001	8/6/2009	(2)
Sandusky, Ohio
Orvis Development Lands		$51,255	$—	$—	$793	$—	$52,048	$—	$—	$52,048	$—	N/A	10/29/2009	(2)
Granby, Colorado
Anacapa Isle Marina	(1)	$—	$7,155	$2,250	$—	$—	$—	$7,155	$2,250	$9,405	$(410)	In 1973	3/12/2010	(2)
Oxnard, California
Ballena Isle Marina		23	$4,793	$2,906	$—	$—	$38	$4,720	$2,964	$7,722	$(207)	In 1972	3/12/2010	(2)
Alameda, California

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2010 (in thousands)

Property/Location	Encumbe- rances	Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)				Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depre- ciation in latest income state- ments is computed
		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total
Cabrillo Isle Marina	(1)	$—	$17,984	$1,569	$—	$—	$—	$17,984	$1,569	$19,553	$(816)	In 1977	3/12/2010	(2)
San Diego, California
Ventura Isle Marina		$—	$14,426	$1,505	$—	$—	$—	$14,426	$1,505	$15,931	$(792)	In 1975	3/12/2010	(2)
Ventura California
Bohemia Vista Yacht Basin		$4,307	$362	$136	$—	$—	$4,669	$—	$136	$4,805	$(36)	In 1967	5/20/2010	(2)
Chesapeake City, MD
Hacks Point Marina		$1,759	$148	$56	$—	$—	$1,907	$—	$56	$1,963	$(15)	In 1970’s	5/20/2010	(2)
Earleville, Maryland
Pacific Park		$—	$25,050	$1,576	$—	$—	$—	$25,050	$1,576	$26,626	$(39)	In 1996	12/29/2010	(2)
Santa Monica, California

		$978,376	$279,308	$537,589	$150,141	$—	$1,011,838	$306,694	$626,882	$1,945,414	$(219,625)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2010 (in thousands)

Transactions in real estate and accumulated depreciation as of December 31, 2009 are as follows:

Balance at December 31, 2004	$—	Balance at December 31, 2004	$—
2005 Acquisitions	19,837	2005 Depreciation	11

Balance at December 31, 2005	19,837	Balance at December 31, 2005	11
2006 Acquisitions	392,300	2006 Depreciation	3,541

Balance at December 31, 2006	412,137	Balance at December 31, 2006	3,552
2007 Acquisitions	984,259	2007 Depreciation	29,675

Balance at December 31, 2007	1,396,396	Balance at December 31, 2007	33,227
2008 Acquisitions	279,823	2008 Depreciation	51,182
2008 Dispositions	(18,515)	2008 Accumulated depreciation on dispositions	(1,486)

Balance at December 31, 2008	$1,657,704	Balance at December 31, 2008	$82,923
2009 Acquisitions	214,686	2009 Depreciation	61,042

Balance at December 31, 2009	$1,872,390	Balance at December 31, 2009	$143,965
2010 Acquisitions	99,904	2010 Depreciation	75,660

2010 Impairment provision	(26,880)	Balance at December 31, 2010	$219,625

Balance at December 31, 2010	$1,945,414

FOOTNOTES:

(1)	The property is encumbered at December 31, 2010.

(2)	Buildings and improvements are depreciated over 39 years. Leasehold improvements and equipment are depreciation over their estimated useful lives.

(3)	The aggregate cost for federal income tax purposes is $1.9 billion.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2010 (in thousands)

Borrower and Description of Collateral Property	Final Maturity Date	Interest Rate	Periodic Payment Term	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages		Principal Amount of Loans Subject to Delinquent Principal or Interest
PARC Management LLC (equipment)(1)	11/12/2011	8.00% - 8.50%	Monthly interest only payments	n/a	$584	$—	(1)	$—
Big Sky Resort (one ski resort)	9/1/2012	12.00%	Monthly interest only payments	n/a	68,000	68,000		—
Booth Creek Resort Properties LLC (one ski property and one parcel of land)(2)	1/15/2012	variable	Monthly interest only payments	n/a	—	—		—
CMR Properties, LLC and CM Resort, LLC (one ski property and one construction loan)(2)	9/30/2017	9.00% - 11.00%	Monthly interest only payments	n/a	13,787	13,787		—
Marinas International, Inc. (one marina and one construction loan)(3)	12/22/2021	9.00% - 10.25%	Monthly interest only payments	n/a	7,449	7,449		—
Boyne USA, Inc. (four ski resorts)	9/1/2012	6.30% - 15.00%	Monthly interest only payments	n/a	18,208	18,208		—
PARC Magic Springs LLC (one parcel of land and membership interests)(1)	8/1/2012	10.00% - 11.00%	Monthly interest only payments	n/a	1,475	—	(1)	—
PARC Investors, LLC and PARC Operations, LLC (membership interest)(1)	9/1/2010	9.00%	Monthly interest only payments	n/a	3,000	—	(1)	—
Evergreen Alliance Golf Limited, L.P.(4)	11/1/2013	11.00%	Monthly interest only payments	n/a	4,000	4,000		—

Total					$116,503	$111,444		$—

FOOTNOTES:

(1)	In connection with the lease termination and settlement agreement with PARC as discussed above, the Company deemed these mortgages and notes receivable uncollectible and recorded a loan loss provision of approximately $4.1 million including accrued interest for these loans.

(2)	During 2010, Booth Creek Resort Properties, LLC (“Booth Creek”), an existing borrower, sold its property (Cranmore Mountain Resort) that is collateralized by a loan from the Company to an affiliate of Jiminy Peak Mountain Resort, LLC, an existing tenant. In addition, Booth Creek sold its 100% equity interest in the company that operates two of our ski and lifestyle properties to Vail Resorts, Inc. In connection with the transactions, Booth Creek repaid a loan with an outstanding balance of approximately $3.9 million, including accrued and deferred interest. An affiliate of Jiminy Peak Mountain Resort LLC assumed one loan that had an outstanding principal balance of approximately $8.8 million. The loan was amended with the following terms: annual interest rate of 6.0% with periodic increases to 11.0% over the life of the loan until maturity on September 30, 2017 with monthly interest-only payments. Simultaneously, the Company committed to provide a $7.0 million construction loan to fund a significant expansion of the property with the following terms: annual interest rate of 9.0% with periodic increases to 11.0% over the life of the loan until maturity on September 30, 2017 with monthly interest-only payments. The Company obtained a call option, and the new borrower retained a put option to allow or cause the Company, to purchase the Cranmore Mountain Resort, if certain criteria are met in years 2015 through 2017. The Company’s obligation to the put option would be limited to the outstanding loan balance. As of December 31, 2010, approximately $5.0 million was drawn on the construction loan for improvements at the resort.

(3)

On December 10, 2010, Marinas International, Inc., an existing borrower, repaid its three outstanding loans of approximately $36.8 million including accrued interest. On March 30, 2010, it entered into a new construction loan for approximately $3.1 million which is collateralized by one marina property. Approximately $2.9 million was drawn as of December 31, 2010. The loan bears an annual interest rate of 9.0% with monthly interest-only payments until January 1, 2011, at which time, monthly payments of principal and interest in the amount of $25,216 with unpaid principal and interest due at maturity on December 22, 2021. In addition, Marinas International is required to pay an exit fee at maturity equal to the aggregate of monthly interest payments that would have been payable if the annual interest rate had been 10.25% instead of 9.0%.

(4)	On November 12, 2010, EAGLE Golf borrowed $4.0 million which is collateralized by substantially all of EAGLE Golf’s accounts receivable, inventory and tangible personal property. The loan bears an annual interest rate of 11.0% with monthly interest only payments. The principal together with all accrued and unpaid interest are due at maturity on November 1, 2013.

(5)	The aggregate cost for federal income tax purposes is $116.4 million.

	2010	2009
Balance at beginning of period	$145,640	$182,073
New mortgage loans	14,889	36,480
Collection of principal	(38,614)	(18,388)
Loan loss provision	(4,072)	—
Foreclosed and converted to real estate	—	(51,255)
Accrued and deferred interest	(281)	(2,544)
Acquisition fees allocated, net	(1,206)	(887)
Loan origination fees, net	71	161

	$116,427	$145,640