Form 10-Q
period 2011-03-31
CNL LIFESTYLE PROPERTIES INC
filed 2011-05-16
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of common stock outstanding as of May 6, 2011 was 304,828,485.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Real estate investment properties, net (including $215,714 and $216,574 related to consolidated variable interest entities, respectively)	$2,001,348	$2,025,522
Investments in unconsolidated entities	275,770	140,372
Cash	181,493	200,517
Mortgages and other notes receivable, net	125,592	116,427
Deferred rent and lease incentives	81,199	80,948
Other assets	39,162	49,719
Intangibles, net	25,448	25,929
Restricted cash	24,481	19,912
Accounts and other receivables, net	15,341	14,580

Total Assets	$2,769,834	$2,673,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $86,836 and $86,408 non-recourse debt of consolidated variable interest entities, respectively)	$615,279	$603,144
Line of credit	58,000	58,000
Other liabilities	49,453	35,555
Accounts payable and accrued expenses	20,381	24,433
Security deposits	15,581	16,140
Due to affiliates	4,164	5,614

Total Liabilities	762,858	742,886

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 317,643 and 301,299 shares issued and 300,265 and 284,687 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	3,003	2,847
Capital in excess of par value	2,663,060	2,523,405
Accumulated deficit	(24,393)	(3,763)
Accumulated distributions	(630,852)	(585,812)
Accumulated other comprehensive loss	(3,842)	(5,637)

	2,006,976	1,931,040

Total Liabilities and Stockholders’ Equity	$2,769,834	$2,673,926

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental income from operating leases	$48,374	$54,389
Property operating revenues	31,577	25,754
Interest income on mortgages and other notes receivable	3,210	3,523

Total revenues	83,161	83,666

Expenses:
Property operating expenses	37,780	20,812
Asset management fees to advisor	7,498	6,487
General and administrative	3,217	3,093
Ground lease and permit fees	2,996	2,908
Acquisition fees and costs	4,926	2,825
Other operating expenses	1,752	1,172
Depreciation and amortization	30,254	31,156

Total expenses	88,423	68,453

Operating income (loss)	(5,262)	15,213

Other income (expense):
Interest and other income (expense)	(25)	310
Interest expense and loan cost amortization	(11,477)	(11,911)
Equity in earnings (loss) of unconsolidated entities	(3,866)	3,177

Total other expense	(15,368)	(8,424)

Net income (loss)	$(20,630)	$6,789

Earnings (loss) per share of common stock (basic and diluted)	$(0.07)	$0.03

Weighted average number of shares of common stock outstanding (basic and diluted)	290,079	250,327

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2011 and Year Ended December 31, 2010 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
	Number of Shares	Par Value
Balance at December 31, 2009	247,710	$2,477	$2,195,251	$78,126	$(421,873)	$(4,765)	$1,849,216
Subscriptions received for common stock through public offering and reinvestment plan	41,066	411	406,019	—	—	—	406,430
Redemption of common stock	(4,089)	(41)	(40,355)	—	—	—	(40,396)
Stock issuance and offering costs	—	—	(37,510)	—	—	—	(37,510)
Net loss	—	—	—	(81,889)	—	—	(81,889)	(81,889)
Distributions, declared and paid ($0.6252 per share)	—	—	—	—	(163,939)	—	(163,939)
Foreign currency translation adjustment	—	—	—	—	—	1,061	1,061	1,061
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	331	331	331
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(2,264)	(2,264)	(2,264)

Total comprehensive loss	—	—	—	—	—	—	—	$(82,761)

Balance at December 31, 2010	284,687	$2,847	$2,523,405	$(3,763)	$(585,812)	$(5,637)	$1,931,040
Subscriptions received for common stock through public offering and reinvestment plan	16,344	164	161,937	—	—	—	162,101
Redemption of common stock	(766)	(8)	(7,492)	—	—	—	(7,500)
Stock issuance and offering costs	—	—	(14,790)	—	—	—	(14,790)
Net loss	—	—	—	(20,630)	—	—	(20,630)	(20,630)
Distributions, declared and paid ($0.1563 per share)	—	—	—	—	(45,040)	—	(45,040)
Foreign currency translation adjustment	—	—	—	—	—	674	674	674
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	414	414	414
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	707	707	707

Total comprehensive loss	—	—	—	—	—	—	—	$(18,835)

Balance at March 31, 2011	300,265	$3,003	$2,663,060	$(24,393)	$(630,852)	$(3,842)	$2,006,976

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$24,317	$25,134

Investing activities:
Acquisition of properties	—	(40,390)
Capital expenditures	(10,809)	(18,887)
Payment of contingent purchase consideration	—	(11,922)
Proceeds from disposal of assets	—	42
Investments in unconsolidated entities	(131,475)	—
Issuance of mortgage loans receivable	(1,075)	(3,102)
Acquisition fees on mortgage notes receivable	(12)	(143)
Principal payments received on mortgage loans receivable	22	304
Changes in restricted cash	(4,565)	(18,117)

Net cash used in investing activities	(147,914)	(92,215)

Financing activities:
Offering proceeds	142,028	59,899
Redemptions of common stock	(7,500)	(18,378)
Distributions to stockholders, net of reinvestments	(24,968)	(21,524)
Stock issuance costs	(13,667)	(6,787)
Borrowings under line of credit, net of repayments	—	(41,483)
Proceeds from mortgage loans and other notes payable	18,540	7,908
Principal payments on mortgage loans	(7,313)	(5,281)
Principal payments on capital leases	(1,270)	(883)
Payment of loan costs and debt acquisition fees	(1,201)	(7,579)

Net cash provided by (used in) financing activities	104,649	(34,108)

Effect of exchange rate fluctuations on cash	$(76)	$35

Net decrease in cash	(19,024)	(101,154)
Cash at beginning of period	200,517	183,575

Cash at end of period	$181,493	$82,421

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Lifestyle Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes. Various wholly owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company generally invests in lifestyle properties in the United States that are primarily leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considers to be significant industry leaders. To a lesser extent, the Company also leases properties to taxable REIT subsidiaries (“TRS”) tenants and engages independent third-party managers to operate those properties. In the event of certain tenant defaults, the Company has also engaged third-party managers to operate properties on its behalf until they are re-leased.

As of March 31, 2011, the Company owned a portfolio of 150 lifestyle properties, directly and indirectly, within the following asset classes: ski and mountain lifestyle, golf facilities, senior living, attractions, marinas and additional lifestyle properties. Thirty-seven of these 150 properties are owned through unconsolidated joint ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and is most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation. The Company also makes or acquires loans (mortgage, mezzanine and other loans) or other permitted investments.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011. Amounts as of December 31, 2010 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Consolidation and Variable Interest Entities – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its investments in partnerships and joint ventures for consolidation based on whether the Company has a controlling interest, including where the Company has been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meets certain criteria of a sole general partner or managing member in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

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

Recent Accounting Pronouncements – In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805), or ASU 2010-29. ASU 2010-29 amends ASC Topic 805 to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact on the Company’s disclosures.

3.	Acquisitions:

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties acquired subsequent to December 31, 2009 were acquired as of January 1, 2010 and owned through the three months ended March 31, 2010 (in thousands, except per share data):

Three Months Ended March 31,
2010
Revenues	$86,538
Expenses	(70,428)
Other expense	(8,684)

Net income (loss)	$7,426

Income (loss) per share of common stock (basic and diluted)	$0.03

Weighted average number of shares of common stock outstanding (basic and diluted)	250,327

4.	Real Estate Investment Properties, net:

As of March 31, 2011 and December 31, 2010, real estate investment properties consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Land and land improvements	$1,013,634	$1,011,838
Leasehold interests and improvements	304,429	306,694
Buildings	623,025	626,882
Equipment	500,203	491,278
Less: accumulated depreciation and amortization	(439,943)	(411,170)

	$2,001,348	$2,025,522

For the three months ended March 31, 2011 and 2010, the Company had depreciation expense of approximately $30.0 million and $30.8 million, respectively.

5.	Intangibles, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of March 31, 2011
In place leases	$17,034	$3,405	$13,629
Trade name	10,798	1,090	9,708
Trade name	1,531	—	1,531
Below market lease	629	49	580

	$29,992	$4,544	$25,448

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

5.	Intangibles, net (Continued):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of December 31, 2010
In place leases	$17,293	$3,249	$14,044
Trade name	10,798	1,032	9,766
Trade name	1,531	—	1,531
Below market lease	629	41	588

	$30,251	$4,322	$25,929

Amortization expense was approximately $0.3 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

6.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs

The Company has five wholly owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to potential future buy-out options held by the respective tenants. The buy-out options are not currently exercisable. Two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	March 31, 2011	December 31, 2010
Assets
Real estate investment properties, net	$215,714	$216,574
Other assets	$23,000	$23,553

Liabilities
Mortgages and other notes payable	$86,836	$86,408
Other liabilities	$12,859	$13,168

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $139.0 million and $140.6 million as of March 31, 2011 and December 31, 2010, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities

On January 10, 2011, the Company acquired an ownership interest in 29 senior living facilities (the “Communities”). The Company entered into agreements with US Assisted Living Facilities III, Inc., an affiliate of an institutional investor, and Sunrise Senior Living Investments, Inc. (“Sunrise”) to acquire the Communities through a new joint venture formed by the Company and Sunrise (the “Sunrise Venture”), valued at approximately $630.0 million. The Company acquired sixty percent (60%) of the membership interests in the Sunrise Venture for an equity contribution of approximately $134.3 million, including certain transactional and closing costs. Sunrise contributed cash and its interest in the previous joint venture with Seller for a forty percent (40%) membership interest in the Sunrise Venture. The Sunrise Venture obtained $435.0 million in loan proceeds from new debt financing, a portion of which was used to refinance the existing indebtedness encumbering the Communities. The non-recourse loan has a three-year term and a fixed-interest rate of 6.76% requiring monthly interest-only payments with all principal and accrued and unpaid interest due upon maturity on February 6, 2014.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

Under the terms of the Company’s venture agreement with Sunrise, the Company is entitled to receive a preferred return of 11.0% to 11.5% on its invested capital for the first six years and shares control over major decisions with Sunrise. Sunrise holds an option to buy out the Company’s interest in the venture in years three through six at a price which would provide the Company with a 13% to 14% internal rate of return depending on the date of exercise.

The Sunrise Venture is accounted for under the equity method of accounting and the Company records its equity in earnings or losses of the venture under the hypothetical liquidation of book value (“HLBV”) method of accounting due to the venture structure and preferences the Company receives on the distributions. Under this method, the Company recognizes income or loss in each period based on the change in liquidation proceeds it would receive from a hypothetical liquidation of its investment in the venture based on depreciated book value.

The Company also holds ownership interests in two other ventures, the DMC Partnership and the Intrawest Venture. The Company has determined that the DMC Partnership and the Sunrise Venture are not VIEs, and that the Intrawest Venture is a VIE. While several significant decisions are shared between the Company and its respective joint venture partners, the Company does not direct the activities that most significantly impact the respective ventures’ performance and has not consolidated the activities of the entities. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is primarily limited to the carrying amount of its investment in the venture, which totaled approximately $30.0 million and $30.2 million as of March 31, 2011 and December 31, 2010, respectively. The following tables present financial information for the Company’s unconsolidated entities for the three months ended March 31, 2011 and 2010 and as of March 31, 2011 and December 31, 2010 (in thousands):

Summarized Operating Data

	Three Months Ended March 31, 2011
	DMC Partnership	Intrawest Venture	Sunrise Venture (1)	Total
Revenue	$6,869	$3,695	$29,488	$40,052
Property operating expenses	(150)	(1,330)	(19,094)	(20,574)
Depreciation & amortization expenses	(2,217)	(1,033)	(6,246)	(9,496)
Interest expense	(2,115)	(1,384)	(6,949)	(10,448)
Interest and other income (expense)	7	30	(10,189)	(10,152)

Net income (loss)	$2,394	$(22)	$(12,990)	$(10,618)

Loss allocable to other venture partners	$(383)	$(520)	$(6,573)	$(7,476)

Income (loss) allocable to the Company	$2,777	$498	$(6,417)	$(3,142)
Amortization of capitalized costs	(122)	(58)	(544)	(724)

Equity in earnings (loss) of unconsolidated entities	$2,655	$440	$(6,961)	$(3,866)

Distributions declared to the Company	$2,777	$640	$3,442	$6,859

Distributions received by the Company	$2,990	$640	$—	$3,630

FOOTNOTE:

(1)	Represents operating data from date of acquisition through the end of the period presented.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

Summarized Operating Data

	Three Months Ended March 31, 2010
	DMC Partnership	Intrawest Venture	Total
Revenue	$6,869	$4,051	$10,920
Property operating expenses	(130)	(1,497)	(1,627)
Depreciation & amortization expenses	(2,171)	(993)	(3,164)
Interest expense	(2,165)	(1,367)	(3,532)
Interest and other income	7	66	73

Net income	$2,410	$260	$2,670

Loss allocable to other venture partners	$(367)	$(321)	$(688)

Income allocable to the Company	$2,777	$581	$3,358
Amortization of capitalized costs	(123)	(58)	(181)

Equity in earnings of unconsolidated entities	$2,654	$523	$3,177

Distributions declared to the Company	$2,777	$—	$2,777

Distributions received by the Company	$2,839	$—	$2,839

Summarized Balance Sheet Data

	As of March 31, 2011
	DMC Partnership	Intrawest Venture	Sunrise Venture	Total
Real estate assets, net	$245,037	$94,904	$622,537	$962,478
Intangible assets, net	6,259	1,286	3,057	10,602
Other assets	7,001	13,590	35,923	56,514
Mortgages and other notes payable	141,135	77,212	437,123	655,470
Other liabilities	4,335	13,383	16,049	33,767
Partners’ capital	112,827	19,185	208,345	340,357
Carrying amount of investment (1)	107,594	32,442	135,734	275,770
Company’s ownership percentage (1)	81.9%	80.0%	60.0%

	As of December 31, 2010
	DMC Partnership	Intrawest Venture	Total
Real estate assets, net	$246,397	$94,991	$341,388
Intangible assets, net	6,321	1,325	7,646
Other assets	7,051	12,541	19,592
Mortgages and other notes payable	142,015	76,893	218,908
Other liabilities	4,544	13,062	17,606
Partners’ capital	113,210	18,902	132,112
Carrying amount of investment (1)	107,929	32,443	140,372
Company’s ownership percentage (1)	81.9%	80.0%

FOOTNOTE:

(1)	As of March 31, 2011 and December 31, 2010, the Company’s share of partners’ capital determined under HLBV was approximately $256.2 million and $131.3 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital determined under HLBV was approximately $19.6 million and $9.1 million, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

7.	Mortgages and Other Notes Receivable, net:

As of March 31, 2011 and December 31, 2010, mortgages and other notes receivable consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Principal	$121,495	$116,503
Accrued interest	2,635	2,347
Acquisition fees, net	1,546	1,750
Loan origination fees, net	(84)	(101)
Loan loss provision (1)	—	(4,072)

Total carrying amount	$125,592	$116,427

FOOTNOTE:

(1)	The Company settled loans and wrote off the related loan loss provision for loans that were deemed uncollectible in connection with the lease termination and settlement agreement with PARC Management, LLC (“PARC”).

During the three months ended March 31, 2011, the Company sold one of its attraction properties to PARC in connection with the lease termination and settlement agreement and received a note from PARC for approximately $9.0 million which is collateralized by the property sold. The loan bears interest at an annual fixed rate of 7.5% and requires monthly interest-only payments with $1.8 million due in February 2016 and the remainder of the principal and accrued and unpaid interest due at maturity on February 10, 2021. In connection with the sale, no gain or loss was recognized.

In 2010, the Company committed to fund two construction loans to two existing borrowers totaling approximately $10.1 million of which approximately $9.0 million, and $7.9 million was drawn as of March 31, 2011 and December 31, 2010, respectively.

The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $121.0 million and $110.8 million as of March 31, 2011 and December 31, 2010, respectively. The Company estimated the fair market value of mortgages and other notes receivable using discounted cash flows for each individual instrument based on market interest rates as of March 31, 2011 and December 31, 2010, respectively. The Company determined market rates based on current economic conditions and prevailing market rates.

As of March 31, 2011 and December 31, 2010, the Company has two outstanding loans to unrelated VIEs totaling approximately $14.7 million and $13.8 million, respectively, which represents the Company’s maximum exposure to loss related to these investments. The Company determined it is not the primary beneficiary of the VIEs because it does not have the ability to direct the activities that most significantly impact the economic performance of the entities.

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

As of March 31, 2011, the Company had cumulatively raised approximately $3.2 billion (317.5 million shares) in subscription proceeds through its three public offerings, including approximately $290.1 million (30.5 million shares) received through the reinvestment plan. The Company incurred costs in connection with the offering and issuance of shares, including filing, legal, accounting, printing, marketing support and escrow fees, selling commissions and due diligence expense reimbursements, all of which are deducted from the gross proceeds of the offering. As of March 31, 2011, the total cumulative offering and stock issuance costs incurred were approximately $325.7 million.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

9.	Indebtedness:

As of March 31, 2011 and December 31, 2010, the Company had the following indebtedness (in thousands):

	March 31, 2011	December 31, 2010
Mortgages payable
Fixed rate debt	$409,328	$415,877
Variable rate debt (1)	157,012	138,666
Discount	(3,061)	(3,399)
Sellers financing
Fixed rate debt	52,000	52,000

Total mortgages and other notes payable	615,279	603,144

Line of credit	58,000	58,000

Total indebtedness	$673,279	$661,144

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $104.7 million and $86.5 million as of March 31, 2011 and December 31, 2010, respectively, that has been swapped to fixed rates.

In March 2011, the Company repaid approximately $2.7 million on one of its loans with an outstanding principal balance of approximately $119.9 million as of March 31, 2011.

In January 2011, the Company obtained a loan for $18.0 million that is collateralized by one of its ski and lifestyle properties. The loan bears interest at 30-day LIBOR + 4.5% and requires monthly payments of principal and interest with the remaining principal and accrued interest due at maturity on December 31, 2015. On January 13, 2011, the Company entered into an interest swap thereby fixing the rate at 6.68%. See Note 10, “Derivative Instruments and Hedging Activities” below for additional information.

The Company continues its negotiations to modify its non-recourse mortgage loans encumbering two waterpark hotel properties with an outstanding principal balance of approximately $62.0 million in an attempt to obtain more favorable terms. If the Company is successful in obtaining a modification of the loan, it may consider continuing to hold the properties long term. However, there can be no assurances that the Company will be successful in obtaining a modification of the loan terms. If the Company is unsuccessful in negotiating more favorable terms, it may decide that it is in its best interest to deed the properties back to the lender in lieu of foreclosure to satisfy the non-recourse loan.

The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2011 and December 31, 2010 because of the relatively short maturities of the obligations. The Company estimates that the fair value of its fixed rate debt was approximately $433.0 million and $439.0 million and the fair value of its variable rate debt was approximately $214.6 million and $187.0 million as of March 31, 2011 and December 31, 2010, respectively, based upon the current rates and spreads it would expect to obtain for similar borrowings.

10.	Derivative Instruments and Hedging Activities:

The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on its balance sheets at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to the variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

10.	Derivative Instruments and Hedging Activities (Continued):

The Company has four interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2011 and December 31, 2010, which are included in other assets and other liabilities in the accompanying unaudited condensed consolidated balance sheets (in thousands):

						Fair Value as of
Notional Amount		Strike		Trade Date	Maturity Date	March 31, 2011	December 31, 2010
$ 57,300	(1)	1.870	% (1)	12/6/2010	1/2/2016	$953	$510
9,593		6.890%		9/28/2009	9/1/2019	(368)	(495)
19,913	(2)	6.430	% (2)	12/1/2009	12/1/2014	(179)	(341)
17,925	(1)	2.180	% (1)	1/13/2011	12/31/2015	(33)	—

FOOTNOTES:

(1)	The strike rate does not include the credit spread on each of the notional amounts. The credit spread is 1.25% on the $57.3 million swap, totaling a blended fixed rate of 3.12% and 4.5% on the $18.0 million swap, totaling a blended rate of 6.68%.

(2)	The Company swapped the interest rate on its $20.0 million loan, denominated in Canadian dollars, to a fixed interest rate of 6.43%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 1.028 and 0.9999 Canadian dollars for $1.00 U.S. dollar on March 31, 2011 and December 31, 2010, respectively.

In connection with the troubled debt restructuring of one of its loans in 2010, the Company terminated two interest rate swaps and began amortizing the fair value of those interest rate swaps included in other comprehensive income (loss). For the three months ended March 31, 2011, approximately $0.4 million was amortized and included in the unaudited condensed consolidated statement of operations as interest expense.

As of March 31, 2011, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

11.	Fair Value Measurements:

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments is included in other assets and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

In connection with certain property acquisitions, the Company has agreed to pay additional purchase consideration contingent upon the respective property achieving certain financial performance goals over a specified period. Upon the closing of the acquisition, the Company estimates the fair value of any expected additional purchase consideration to be paid, which is classified as Level 3 in the fair value hierarchy. Such amounts are recorded and included in other liabilities in the accompanying unaudited condensed consolidated balance sheets and totaled approximately $0.7 million and $0.6 million as of March 31, 2011 and December 31, 2010, respectively. Changes in estimates or the periodic accretion of the estimated payments are recognized as other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

11.	Fair Value Measurements (Continued):

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value (in thousands):

	Fair Value Measurements as of March 31, 2011
	Balance at March 31, 2011	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$953	$—	$953	$—
Liabilities:
Derivative instruments	$580	$—	$580	$—
Contingent purchase consideration	$656	$—	$—	$656

	Fair Value Measurements as of December 31, 2010
	Balance at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$510	$—	$510	$—
Liabilities:
Derivative instruments	$836	$—	$836	$—
Contingent purchase consideration	$625	$—	$—	$625

The following information details the changes in the fair value measurements using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (in thousands):

Liabilities
Beginning balance	$625
Accretion of discounts	31

Ending balance	$656

12.	Related Party Arrangements:

Certain directors and officers of the Company hold similar positions with both its Advisor, CNL Lifestyle Company, LLC (the “Advisor”) which is both a stockholder of the Company as well as its Advisor, and CNL Securities Corp., (the “Managing Dealer”), the managing dealer for the Company’s public offerings. The Company’s chairman of the board indirectly owns a controlling interest in CNL Financial Group, the parent company of the Advisor and Managing Dealer. The Advisor and Managing Dealer receive fees and compensation in connection with the Company’s stock offerings and the acquisition, management and sale of the Company’s assets.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

12.	Related Party Arrangements (Continued):

For the three months ended March 31, 2011 and 2010, the Company incurred the following fees to related parties in connection with the sale of its common stock (in thousands):

	Three Months Ended March 31,
	2011	2010
Selling commissions	$9,747	$4,162
Marketing support fee & due diligence expense reimbursements	4,188	1,787

Total	$13,935	$5,949

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

For the three months ended March 31, 2011 and 2010, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Acquisition fees: (1)
Acquisition fees from offering proceeds	$4,647	$1,786
Acquisition fees from debt proceeds	7,830	419

Total	12,477	2,205

Asset management fees: (2)	7,498	6,487

Reimbursable expenses: (3)
Offering costs	697	805
Acquisition costs	79	38
Operating expenses	2,186	1,728

Total	2,962	2,571

Total fees earned and reimbursable expenses	$22,937	$11,263

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property, generally equal to 3.0% of gross offering proceeds, and 3.0% of loan proceeds for services in connection with the incurrence of indebtedness.

(2)	Asset management fees are equal to 0.08334% per month of the Company’s “real estate asset value,” as defined in the Company’s prospectus, and the outstanding principal amount of any mortgage note receivable as of the end of the preceding month.

(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended March 31, 2011, operating expenses did not exceed the Expense Cap.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

12.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	March 31, 2011	December 31, 2010
Due to the Advisor and its affiliates:
Offering expenses	$244	$457
Asset management fees	—	2,291
Operating expenses	1,049	1,211
Acquisition fees and expenses	993	1,113

Total	$2,286	$5,072

Due to Managing Dealer:
Selling commissions	$1,314	$380
Marketing support fees and due diligence expense reimbursements	564	162

Total	$1,878	$542

Total due to affiliates	$4,164	$5,614

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $5.9 million and $5.3 million as of March 31, 2011 and December 31, 2010, respectively.

13.	Redemption of Shares:

The following details the Company’s redemption activity for the three months ended March 31, 2011 (in thousands except per share data):

2011 Quarters	First
Requests in queue	3,595
Redemptions requested	1,227
Shares redeemed:
Prior period requests	(631)
Current period requests	(135)
Adjustments (1)	(20)

Pending redemption requests (2)	4,036

Average price paid per share	$9.79
FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.

(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis pursuant to the redemption plan.

The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in the Company’s offerings.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

14.	Commitments and Contingencies:

The Company has commitments under ground leases, concession holds and land permit fees. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $3.0 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively, and have been reflected as ground lease, concession hold and permit fees with a corresponding increase in rental income from operating leases in the accompanying unaudited condensed consolidated statements of operations.

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

15.	Subsequent Events:

Senior Unsecured Notes

On March 31, 2011, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among the Company and certain of its subsidiaries and Jefferies & Company, Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers, relating to the issuance and sale of $400 million in aggregate principal amount of its 7.25% senior notes due 2019 (the “Notes”). On April 5, 2011, the Company completed its private placement of the Notes, which were sold at an offering price of 99.249% of par value, resulting in net proceeds to the Company of approximately $388.0 million after deducting the initial purchasers’ discount and the offering expenses paid by the Company excluding debt acquisition fees payable to the Company’s advisor pursuant to the advisory agreement.

The Notes will mature on April 15, 2019, and bear interest at a rate of 7.25% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on October 15, 2011. The Notes are senior unsecured obligations of the Company and are guaranteed by certain of the Company’s subsidiaries.

The terms of the indenture governing the Notes, among other things, places certain limitations on the ability of the Company and certain of its subsidiaries to (i) transfer and sell assets; (ii) pay dividends or make certain distributions, buy subordinated indebtedness or securities or make certain other restricted payments; (iii) incur or guarantee additional indebtedness or issue preferred stock; (iv) incur dividend or other payment restrictions affecting restricted subsidiaries; (v) merge, consolidate or sell all or substantially all of its assets; (vi) enter into certain transactions with affiliates; or (vii) engage in business other than a business that is the same or similar to the Company’s current business or a reasonably related extension thereof. These covenants are subject to a number of limitations and exceptions that are described in the indenture. Additionally, the indenture requires the Company to maintain, at all times, total unencumbered assets of not less than 150% of the aggregated principal amount of its restricted subsidiaries unsecured indebtedness.

At any time prior to April 15, 2014, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional Notes, at a redemption price equal to 107.250% of the principal amount. At any time prior to April 15, 2015, the Company may redeem all or part of the Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem some or all of the Notes on or after April 15, 2015, at redemption prices set forth in the indenture, together with accrued and unpaid interest.

The net proceeds of the Notes were used to refinance approximately $210.1 million in existing secured indebtedness. The remainder of the proceeds will be used to acquire lifestyle and other income producing properties and for other general corporate purposes.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

15.	Subsequent Events (Continued):

Other

The Company’s board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on April 1, 2011 and May 1, 2011. These distributions are to be paid by June 30, 2011.

As of April 9, 2011, the Company engaged CNL Lifestyle Advisor Corporation as its advisor and entered into an advisory agreement with substantially similar terms and services as those provided under its previous advisory agreement. The directors and officers of the Company’s prior Advisor, CNL Lifestyle Company, LLC, were elected and appointed as the directors and officers of the new Advisor and have similar responsibilities and roles with the new Advisor as they previously held with the prior Advisor. In addition, the new Advisor will continue to engage and contract with other affiliates of CNL Financial Group to cause those affiliates to provide services and personnel to perform duties on behalf of the Company as consistent with the prior Advisor.

On April 9, 2011, the Company completed its third offering of common stock. The Company will not commence another public offering, but will continue to offer its shares of common stock to existing stockholders through its reinvestment plan. On May 2, 2011, the Company filed a Form S-3 under the Securities Exchange Act of 1933, as amended, to register for the sale of up to $250 million in shares of common stock (26.3 million shares at $9.50 per share) as pursuant to the Company’s reinvestment plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010. Amounts as of December 31, 2010 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2010.

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

GENERAL

CNL Lifestyle Properties, Inc. was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally lease on a long-term, triple-net basis (generally between five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be significant industry leaders. We also engage third-party operators to manage certain properties on our behalf as permitted under applicable tax regulations. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We also make and acquire loans (including mortgage, mezzanine and other loans) generally collateralized by interests in real estate. We have engaged CNL Lifestyle Advisor Corporation (the “Advisor”), as our advisor and entered into an advisory agreement with substantially similar terms and services as those provided under our previous advisory agreement.

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of May 6, 2011, we had a portfolio of 150 lifestyle properties which when aggregated by initial purchase price is diversified as follows: approximately 23% in ski and mountain lifestyle, 21% in golf facilities, 14% in senior living, 16% in attractions, 7% in marinas and 19% in additional lifestyle properties. These assets consist of 22 ski and mountain lifestyle properties, 53 golf facilities, 29 senior living facilities, 21 attractions, 17 marinas and eight additional lifestyle properties. As of March 31, 2011, we had 150 properties of which 113 properties are consolidated with the following investment structure: 90 properties are subject to lease arrangements that are leased to single tenant operators (fully occupied) with a weighted-average lease rate of 8.8% (based on weighted-average annualized straight-line rent due under our leases) and average lease expiration of 17 years, 22 properties operated by third-party management companies and one property under development. Thirty-seven of these 150 properties are owned through unconsolidated ventures of which 30 are operated under third-party management contracts.

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

Recent trends in the bond markets and interest rates provided an opportunity for us to obtain unsecured senior financing at low borrowing rates. On April 5, 2011, we issued $400 million in senior unsecured notes, a portion of which was used to refinance existing indebtedness and the remainder of which we intend to use to acquire additional lifestyle and other income producing properties and for other general corporate purposes. This new financing allowed us to extend debt maturities at a rate that we believe is favorable for an eight year term and obtain new capital to continue to grow our portfolio, as we completed our third offering of common stock to new investors on April 9, 2011. During the first quarter and up through the end of the primary stock offering we experienced a significant increase in sales of our common stock and raised an additional $207.6 million.

We believe we have, and intend to maintain, a low leverage ratio. Our conservative lease structures generally require security deposits and include cross-default provisions when multiple properties are leased to a single tenant. Our leases also provide inflationary protection through scheduled increases in base rent over the term as well as additional rents due based on a percentage of gross revenues at the properties. Over the next year, we plan to focus on asset management and accretive acquisitions in order to maximize our income and capitalize on the economic recovery, particularly with respect to our 22 managed properties that are not subject to lease arrangements and allow us to capture potential up-side as economic conditions improve or in an inflationary environment, which we expect to see in the coming year.

Industry and Portfolio Trends

The majority of our real estate portfolio is operated by third-party tenant operators under long-term triple-net leases for which we report rental income and are not directly exposed to the variability of property-level operating revenues and expenses. We also engage third-party operators to manage certain properties on our behalf for which we record the property-level operating revenues and expenses and are directly exposed to the variability of the property’s operations which impacts our results of operations.

We believe that the financial and operational performance of our tenants and operators, and the general conditions of the industries within which they operate, provide indicators about our tenants’ health and their ability to pay our rent. We evaluate all of our lifestyle properties as a single industry segment and review performance on a property-by property basis. During the three months ended March 31, 2011, our operators reported to us an average increase in revenue of 5.0% and average increase in property-level earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 3.4% as compared to the same period in the prior year. The following table illustrates, comparable properties’ property-level operating results reported to us from our tenants and operators. Although these operating results are not necessarily indicative of the results we recognize from properties that are subject to triple-net leases or joint venture arrangements, due to the effect of straight-lining contractual rental income in accordance with general accepted accounting principles (“GAAP”), they are indicative of the changing health of our underlying tenants and operating trends in our industry. We have no reason not to believe in the accuracy or completeness of this information, but it has not been verified (in millions):

	Three Months Ended March 31,
	2011		2010		Increase/(Decrease)
	Revenue	EBITDA(1)	Revenue	EBITDA(1)	Revenue	EBITDA
Ski & Mountain Lifestyle	$219.1	$103.9	$212.7	$102.2	3.0%	1.7%
Golf	33.6	5.8	33.1	6.8	1.5%	(14.7)%
Attractions	7.1	(9.5)	6.8	(8.9)	4.4%	6.7%
Senior Living	39.0	11.1	33.5	9.7	16.4%	14.4%
Marinas	5.9	2.1	6.1	2.2	(3.3)%	(4.5)%
Additional Lifestyle Properties	49.0	15.8	44.7	13.0	9.6%	21.5%

Total	$353.7	$129.2	$336.9	$125.0	5.0%	3.4%

FOOTNOTE:

(1)	Represents property-level EBITDA before management fees and rent payments to us on net-leased properties, as applicable.

Ski and Mountain Lifestyle. According to the National Ski Area Association (NSAA) and the Kottke National End of Season Survey 2010/11, the U.S. ski industry recorded an exceptional snow year with 60.1 million ski and snowboard visits for the 2010/11 ski season, representing the second best season on record. On average, our ski resorts finished the winter season for 2010/11 with skier visits totaling 5.8 million, or 2.4% higher than previous year. This is largely attributed to favorable snow conditions which allowed many ski resorts throughout the industry to continue their operations beyond the normal ski season and an improvement in the U.S. economy with visitors increasing discretionary spending on retail items and food and beverage, in addition to “core” revenue areas including lift tickets, ski and snowboard rentals, and ski school.

Golf . According to Golf Datatech, one of the industry’s leading providers of information, total rounds played in the U.S. for the three month period ended March 31, 2011, was up 3.5% from the same period in 2010. The National Golf Foundation (“NFG”) reported a decrease in the supply of facilities (openings less closures) in 2010 and is projecting a similar decline in 2011 until the supply and demand reach equilibrium. Through the first quarter of 2011, our golf portfolio of daily fee courses and private clubs showed year-over-year improvements in both rounds and property-level revenue, up by 2.6% and 1.5%, respectively, compared to the same period in 2010.

Attractions . Our properties include regional gated amusement parks and water parks that generally draw most of their visitation from local markets. Regional and local attractions have historically been somewhat resistant to recession, with inclement weather being a more significant factor impacting attendance. Through the first quarter of 2011, our attractions portfolio showed property-level revenue of $7.1 million or 4.4% increase compared to the same period in 2010.

Senior Living. According to the National Investment Center for Seniors Housing & Care Industry Publications (“NIC”), occupancy has shown signs of improvement with an average rate of 87.7% among the top 31 top market areas in the United States with fewer new senior housing properties being constructed. For the next 12 months, as occupancy improves, senior housing rents are also expected to rise. Through the first quarter of 2011, our senior living portfolio of assisted living and independent assisted living facilities showed property-level revenue of $39.0 million or 16.4% increase compared to the same period in 2010.

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

Seasonality

Many of the asset classes in which we invest experience seasonal fluctuations due to the nature of their business, geographic location, climate and weather patterns. As a result, these businesses experience seasonal variations in revenues that may require our operators to supplement operating cash from their properties in order to be able to make scheduled rent payments to us. We have structured the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy operating period.

As part of our diversification strategy, we have considered the varying and complimentary seasonality of our asset classes and portfolio mix. For example, the peak operating season of our ski and mountain lifestyle assets is staggered against the peak seasons in our attractions and golf portfolios to balance and mitigate the risks associated with seasonality. Generally seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with GAAP. However, seasonality does impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows and the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues. In addition, seasonality directly impacts properties where we engage third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of March 31, 2011, we had a total of 22 managed properties consisting of two golf properties, 16 attractions properties and four additional lifestyle properties which include three waterpark hotels and one ski resort. Our consolidated operating results and cash flows during the first and fourth quarters will be lower primarily due to the non-peak operating months of our larger attractions properties, offset, by the peak operating months of our managed ski resort property. Conversely, during the second and third quarters, our consolidated operating results and cash flows will improve during the peak operating months of our large attraction properties, offset, by the non-peak operating months of our ski resort property.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions and enhancements, payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and enhancements are generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by the rental income, net security deposits received from leased properties, property operating income for managed properties, interest payments on the loans we make, interest earned on our cash balances and distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could result in the need to borrow more to maintain the same level of distributions or in a decrease in the level of distributions. In addition, we have a revolving line of credit of $85.0 million, of which $58.0 million was drawn as of March 31, 2011 and was subsequently repaid with the proceeds from the issuance of our senior unsecured notes.

Going forward, we intend to make select property acquisitions within the parameters of our conservative investment policies with our cash on hand, the proceeds from our reinvestment plan, our line of credit and other long-term debt financing including the senior unsecured notes. See “Subsequent Events – Senior Unsecured Notes” for additional information. If sufficient funds are not raised, or if affordable debt is unavailable, it could limit our ability to make significant acquisitions.

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to continue to be generated from properties, loans and other permitted investments to cover a significant portion of such distributions and any temporary shortfalls are expected to be funded with borrowings. In the event that our properties do not perform as expected or our lenders place additional limitations on our ability to pay distributions, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long-term.

We believe that our current liquidity needs for operating expenses, debt service and cash distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash. We believe that we will be able to refinance the majority of our debt as it comes due and will be exploring additional borrowing opportunities. The acquisition of additional real estate investments will be dependent upon the amount and pace of capital raised through our reinvestment plan and our ability to obtain additional long-term debt financing.

Sources and Uses of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital has been from our common stock offerings. As of March 31, 2011, we had received approximately $3.2 billion (317.5 million shares) in total offering proceeds from our three offerings. We completed our third offering of common stock on April 9, 2011 and do not intend to commence another public offering of our shares. However, we will continue to offer our shares of common stock to existing stockholders through our reinvestment plan. On May 2, 2011, we filed a Form S-3 under the Securities Exchange Act of 1933, as amended, to register for the sale of up to $250 million in shares of common stock (26.3 million shares at $9.50 per share).

During the period from April 1, 2011 through April 9, 2011, we received additional subscription proceeds of approximately $45.5 million (4.6 million shares).

Borrowings

We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow, money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets on an annual basis. As of March 31, 2011, our leverage ratio was 24% using our total indebtedness over our total assets. On April 5, 2011, we issued $400 million in Senior Unsecured Notes, a portion of which we used to refinance existing indebtedness. See “Events Occurring Subsequent to March 31, 2011” for additional information.

As of March 31, 2011 and December 31, 2010, our indebtedness consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Mortgages payable
Fixed rate debt	$409,328	$415,877
Variable rate debt (1)	157,012	138,666
Discount	(3,061)	(3,399)
Sellers financing
Fixed rate debt	52,000	52,000

Total mortgages and other notes payable	615,279	603,144

Line of credit	58,000	58,000

Total indebtedness	$673,279	$661,144

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $104.7 million and $86.5 million as of March 31, 2011 and December 31, 2010, respectively, that has been swapped to fixed rates.

In March 2011, we repaid approximately $2.7 million on one of our loans with an outstanding principal balance of approximately $119.9 million as of March 31, 2011.

In January 2011, we obtained a loan for $18.0 million that is collateralized by one of our ski and lifestyle properties. The loan bears interest at 30-day LIBOR + 4.5% and requires monthly payments of principal and interest with the remaining principal and accrued interest due at maturity on December 31, 2015. On January 13, 2011, we entered into an interest swap thereby fixing the rate at 6.68%.

We continue our negotiations to modify our non-recourse mortgage loans encumbering two waterpark hotel properties with an outstanding principal balance of approximately $62.0 million in an attempt to obtain more favorable terms. If we are successful in obtaining a modification of the loan, we may consider continuing to hold the properties long term. However, there can be no assurances that we will be successful in obtaining a modification of the loan terms. If we are unsuccessful in negotiating more favorable terms, we may decide that it is in our best interest to deed the properties back to the lender in lieu of foreclosure to satisfy the non-recourse loan.

Operating Cash Flows

Our net cash flow provided by operating activities was approximately $24.3 million for the three months ended March 31, 2011 and consisted primarily of rental income from operating leases, property operating revenues from managed properties, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances offset by payments made for operating expenses including property operating expenses and asset management fees to our Advisor. Net cash flows provided by operating activities was approximately $25.1 million for the three months ended March 31, 2010. The decrease in operating cash flows of approximately $0.8 million or 3.0% as compared to the same period in 2010 is principally attributable to:

•	net operating losses related to our managed attraction properties that were previously leased and were in their non-peak operating months;

•	an increase in asset management fees and acquisition fees paid to our advisor, offset, in part, by;

•	a decrease in interest paid on our borrowings due to repayments and troubled debt restructuring subsequent to March 31, 2010; and

•	an increase in cash received from operating leases from properties acquired subsequent to March 31, 2010.

Distributions from Unconsolidated Entities

As of March 31, 2011, we had investments in 37 properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the three months ended March 31, 2011 and 2010, we received approximately $3.6 million and $2.8 million, respectively.

The following table summarizes the distributions declared to us from our unconsolidated entities (in thousands):

Period	DMC Partnership	Intrawest Venture	Sunrise Venture (1)	Total
Three months ended March 31, 2011	$2,777	$640	$3,442	$6,859
Three months ended March 31, 2010	2,777	—	—	2,777

Increase (decrease)	$—	$640	$3,442	$4,082

FOOTNOTE:

(1)	Amount represents distribution declared to us from date of acquisition through the period presented. See “Acquisitions and Investments in unconsolidated entities” for additional information.

Acquisitions and Investments in Unconsolidated Entities

On January 10, 2011, we acquired an ownership interest in 29 senior living facilities (the “Communities”). We entered into agreements with US Assisted Living Facilities III, Inc., an affiliate of an institutional investor, and Sunrise Senior Living Investments, Inc. (“Sunrise”) to acquire the Communities through a new joint venture formed by us and Sunrise (the “Sunrise Venture”), valued at approximately $630.0 million. We acquired sixty percent (60%) of the membership interests in the Sunrise Venture for an equity contribution of approximately $134.3 million, including certain transactional and closing costs. Sunrise contributed cash and its interest in the previous joint venture with Seller for a forty percent (40%) membership interest in the Sunrise Venture. The Sunrise Venture obtained $435.0 million in loan proceeds from new debt financing, a portion of which was used to refinance the existing indebtedness encumbering the Communities. The non-recourse loan has a three-year term and a fixed-interest rate of 6.76% requiring monthly interest-only payments with all principal and accrued interest due upon maturity on February 6, 2014.

Under the terms of our venture agreement with Sunrise, we are entitled to receive a preferred return of 11.0% to 11.5% on our invested capital for the first six years and share control over major decisions with Sunrise. Sunrise holds an option to buy out our interest in the venture in years three through six at a price which would provide us with a 13% to 14% internal rate of return depending on the date of exercise.

The Sunrise Venture is accounted for under equity method of accounting and we record our equity in earnings of the venture under the hypothetical liquidation of book value (“HLBV”) method of accounting due to the venture structure and preferences we receive on the distributions and liquidation. Under this method, we recognize income or loss in each period based on the change in liquidation proceeds we would received from a hypothetical liquidation of our investment in the venture from the beginning to the end of the periods presented. The HLBV method is based on depreciated book value of the investment which may not necessarily be indicative of the fair market value of our investment in a venture. The HLBV method may create significant variability in earnings or losses from the venture while cash distribution may be more consistent as a result of distribution preferences we have ahead of our partner.

Mortgages and Other Notes Receivable, net

As of March 31, 2011 and December 31, 2010, mortgages and other notes receivable consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Principal	$121,495	$116,503
Accrued interest	2,635	2,347
Acquisition fees, net	1,546	1,750
Loan origination fees, net	(84)	(101)
Loan loss provision (1)	—	(4,072)

Total carrying amount	$125,592	$116,427

FOOTNOTE:

(1)	We settled loans and wrote-off the related loan loss provision for loans that were deemed uncollectible in connection with the lease termination and settlement agreement with PARC.

During the three months ended March 31, 2011, we sold one of our attraction properties to PARC as part of the lease termination and settlement agreement and received a note from PARC for approximately $9.0 million which is collateralized by the property sold. The loan bears interest at an annual fixed rate of 7.5% and requires monthly interest-only payments with $1.8 million due in February 2016 and the remainder of the principal and accrued and unpaid interest due at maturity on February 10, 2021. In connection with the sale, no gain or loss was recognized.

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

•	The proportion of distributions paid in cash compared to the amount being reinvested through our reinvestment program;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

We may use borrowings and proceeds from our reinvestment plan to fund a portion of our distributions in order to avoid distribution volatility.

The following table represents total distributions declared including cash distributions, distributions reinvested and distributions per share for the three months ended March 31, 2011 and 2010 (in thousands except per share data):

					Sources of Distributions Paid in Cash
Periods	Distributions Per Share	Total Distributions Declared (1)	Distributions Reinvested	Cash Distributions	Cash Flows From Operating Activities (2)
2011 Quarter
First	$0.1563	$45,040	$20,072	$24,968	$24,317	(3)

2010 Quarter
First	$0.1563	$38,987	$17,463	$21,524	$25,134
FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by operating cash flows, FFO and MFFO and such shortfalls are instead covered by borrowings.

(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offerings and debt financings as opposed to operating cash flows. The board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

(3)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with temporary borrowings under our revolving line of credit.

Common Stock Redemptions

The following details our redemptions for the three months ended March 31, 2011 (in thousands except per share data).

2011 Quarters	First
Requests in queue	3,595
Redemptions requested	1,227
Shares redeemed:
Prior period requests	(631)
Current period requests	(135)
Adjustments (1)	(20)

Pending redemption requests (2)	4,036

Average price paid per share	$9.79

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.

(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis pursuant to the redemption plan.

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

Stock Issuance Costs and Other Related Party Arrangements

Certain of our directors and officers hold similar positions with our Advisor and CNL Securities Corp. (the “Managing Dealer”), which was the managing dealer for our public offerings. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, the parent company of our Advisor and indirect parent of the Managing Dealer. These entities receive fees and compensation in connection with our stock offerings and the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $33.9 million and $14.6 million for the three months ended March 31, 2011 and 2010, respectively. Of these amounts, approximately $4.2 million and $5.6 million is included in the due to affiliates line item in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively. Our Advisor and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the three months ended March 31, 2011 and 2010 were approximately $3.0 million and $2.6 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year. For the expense years ended March 31, 2011 and 2010, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $5.9 million and $5.3 million as of March 31, 2011 and December 31, 2010, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2010 for a summary of our other Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

General Trends and Effects of Seasonality

Certain of our properties are operated seasonally due to geographic location, climate and weather patterns. Generally, the effect of seasonality will not significantly affect our recognition of base rental income from operating leases due to straight-line revenue recognition in accordance with GAAP. However, seasonality does impact the timing of when base rent payment is made by our tenants which impacts our operating cash flows, the amount of rental revenue we recognize in connection with capital improvement reserve revenue and other percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues. In addition, seasonality directly impacts the property operating revenues and expenses we record for properties where we have engaged third-party operators to manage on our behalf. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their net operating income during their peak season.

As of March 31, 2011 and 2010, we had invested in 150 and 119 properties, respectively, through the following investment structures:

	March 31,
	2011	2010
Leased properties	90	104
Managed properties	22	5
Unconsolidated joint ventures	37	8
Other	1	2

	150	119

As we expected, beginning in the first quarter of 2011 we began to experience significant effects of seasonality on our operating results due to the transition of certain attractions properties from leased to managed properties during their seasonally slow period. Accordingly, our unaudited condensed consolidated results of operations, as well as our FFO and MFFO, for the three months ended March 31, 2011 and 2010 are not directly comparable primarily attributable to: (i) the reduction in rental income of approximately $6.0 million from operating leases as a result of 17 properties that were previously leased but converted to managed properties; (ii) the recording of the property operating revenues and expenses of the 16 managed attraction properties, most significant of which are operated seasonally and were experiencing their non-peak operating months during the first quarter of 2011 resulting in net operating losses for those properties of approximately $6.3 million primarily due to off-season wages, insurance, property taxes and pre-season marketing; and (iii) a reduction in our equity in earnings from our unconsolidated entities of approximately $7.0 million primarily as a result of the non-recurring transaction costs associated with the initial formation of the Sunrise Venture.

The elimination of rents from the attractions properties were not immediately replaced with property operating revenues during the first quarter, as most of the larger gated attraction properties are closed for the off-season. However, these attractions properties experience their high season over the summer months and will generate the majority of their revenues and income in the second and third quarters. These significant variations in seasonal operations were anticipated, and our results of operations, FFO and MFFO for the quarter are in line with budgeted expectations.

The following is an analysis and discussion of our operations for the three months ended March 31, 2011 as compared to the same period in 2010 (in thousands except per share data):

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
Revenues:
Rental income from operating leases	$48,374	$54,389	$(6,015)	-11.1%
Property operating revenues	31,577	25,754	5,823	22.6%
Interest income on mortgages and other notes receivable	3,210	3,523	(313)	-8.9%

Total revenues	83,161	83,666	(505)	-0.6%

Expenses:
Property operating expenses	37,780	20,812	16,968	81.5%
Asset management fees to advisor	7,498	6,487	1,011	15.6%
General and administrative	3,217	3,093	124	4.0%
Ground lease and permit fees	2,996	2,908	88	3.0%
Acquisition fees and costs	4,926	2,825	2,101	74.4%
Other operating expenses	1,752	1,172	580	49.5%
Depreciation and amortization	30,254	31,156	(902)	-2.9%

Total expenses	88,423	68,453	19,970	29.2%

Operating income (loss)	(5,262)	15,213	(20,475)	-134.6%

Other income (expense):
Interest and other income (expense)	(25)	310	(335)	-108.1%
Interest expense and loan cost amortization	(11,477)	(11,911)	434	3.6%
Equity in earnings (loss) of unconsolidated entities	(3,866)	3,177	(7,043)	-221.7%

Total other expense	(15,368)	(8,424)	(6,944)	-82.4%

Net income (loss)	$(20,630)	$6,789	$(27,419)	-403.9%

Earnings (loss) per share of common stock (basic and diluted)	$(0.07)	$0.03	$(0.10)	-333.3%

Weighted average number of shares of common stock outstanding (basic and diluted)	290,079	250,327

Rental income from operating leases. Overall, we experienced a net decrease of 11.1% in rental income for the three months ended March 31, 2011 as compared to the same period in 2010, respectively. The decrease is attributable to the lease terminations in the prior year, offset, in part, by capital expansion projects that have increased the lease basis and base rents for certain of our properties. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands).

Properties Subject to Operating Leases	Number of Properties	Total Rental Income for the Three Months Ended March 31,		Percentage of Increase/ (Decrease) Period-over- Period in Rental Income	Percentage of Total 2011 Rental Income	Percentage of Total 2010 Rental Income	Percentage of Total Decrease in Rental Income
		2011	2010
Acquired prior to January 1, 2010 (1)	83	$44,965	$43,441	3.5%	93.0%	79.9%	-25.3%
Acquired after January 1, 2010 (1)	7	3,331	485	586.8%	6.9%	0.9%	-47.3%
Terminated leases (2)	21	78	10,463	-99.3%	0.1%	19.2%	172.6%

Total		$48,374	$54,389	-11.1%	100.0%	100.0%	100.0%

FOOTNOTES:

(1)	The numbers only include our consolidated properties operated under long-term triple-net leases and our multi-family residential property.
(2)	This represents rental income on properties prior to the lease terminations.

As of March 31, 2011 and 2010, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.8% and 8.9%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted-

average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and themepark operations and other service revenues. As of March 31, 2011 and 2010, we had a total of 22 and five managed properties, respectively, which are operated seasonally due to geographic location, climate and weather patterns as discussed above. During the three months ended March 31, 2011, 76.9% of our property operating revenues were generated primarily from our ski resort property, which was in its peak operating months and 23.1% were generated from our attraction, golf and waterpark hotel properties, which were in their non-peak operating months. The following information summarizes the revenues of our properties that are managed by third-party operators for the three months ended March 31, 2011 and 2010 (in thousands):

Properties Managed Under Third- party Operators	Number of Properties	Property Operating Revenues for the Three Months Ended March 31,		Percentage of Increase Period-over- Period in Property Operating Revenues	Percentage of Total 2011 Property Operating Revenues	Percentage of Total 2010 Property Operating Revenues	Percentage of Total Increase in Property Operating Revenues
		2011	2010
Managed prior to January 1, 2010
Golf	2	$3,686	$3,544	4.0%	11.7%	13.8%	2.4%
Additional Lifestyle Properties	3	24,279	22,210	9.3%	76.9%	86.2%	35.6%
Managed after March 31, 2010
Attractions	16	1,946	—	n/a	6.1%	n/a	33.4%
Additional Lifestyle Properties	1	1,666	—	n/a	5.3%	n/a	28.6%

Total		$31,577	$25,754	22.6%	100.0%	100.0%	100.0%

Interest income on mortgages and other notes receivable. For the three months ended March 31, 2011 and 2010, we earned interest income of approximately $3.2 million and $3.5 million, respectively, on our performing loans with an aggregate principal balance of approximately $121.5 million and $143.0 million as of March 31, 2011 and 2010, respectively. The decrease is attributable to three loans that were deemed uncollectible in connection with PARC’s lease terminations and were written-off, offset, in part, by additional loans made by us subsequent to March 31, 2010.

Property operating expenses. Property operating expenses from managed properties are derived from the operations as discussed above. During the three months ended March 31, 2011, 49.1% of our property operating expenses were generated primarily from our ski resort property, which was in its peak operating months and 50.9% were generated from our attraction, golf and waterpark hotel properties, which were in their non-peak operating months. The following information summarizes the expenses of our properties that are managed by third-party operators for the three months ended March 31, 2011 and 2010 (in thousands):

Properties Managed Under Third- party Operators	Number of Properties	Property Operating Expenses for the Three Months Ended March 31,		Percentage of Increase Period-over- Period in Property Operating Expenses	Percentage of Total 2011 Property Operating Expenses	Percentage of Total 2010 Property Operating Expenses	Percentage of Total Increase in Property Operating Expenses
		2011	2010
Managed prior to January 1, 2010
Golf	2	$3,367	$3,070	9.7%	8.9%	14.8%	1.8%
Additional Lifestyle Properties	3	18,560	17,742	4.6%	49.1%	85.2%	4.8%
Managed after March 31, 2010
Attractions	16	14,000	—	n/a	37.1%	n/a	82.5%
Additional Lifestyle Properties	1	1,853	—	n/a	4.9%	n/a	10.9%

Total		$37,780	$20,812	81.5%	100.0%	100.0%	100.0%

Asset management fees to advisor. Monthly asset management fees of 0.08334% of invested assets are paid to the Advisor for the acquisition of real estate assets and making loans. For three months ended March 31, 2011 and 2010, asset management fees to our advisor were approximately $7.5 million and $6.5 million, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans made subsequent to March 31, 2010.

General and administrative. General and administrative expenses were approximately $3.2 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively. The slight increase is primarily due to an increase in legal expense relating to the PARC lease termination and settlement agreement and expenses relating to printing and distribution of our 2010 annual report, offset, in part, by reduction in professional services.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and, with respect to properties that are subject to our triple-net leases, are paid by the tenants in accordance with the terms of our leases with those tenants. These expenses have corresponding equivalent revenues included in rental income from operating leases. For the three months ended March 31, 2011 and 2010, ground lease and land permit fees were approximately $3.0 million and $2.9 million, respectively. The slight increase is attributable to the growth of our property portfolio offset against the reduction in gross revenue of certain underlying properties reducing ground lease and permit fees.

Acquisition fees and costs. Acquisition fees are paid to our advisor for services in connection with the selection, purchase, development or construction of real property and are generally 3% of gross offering proceeds. Acquisition fees and costs totaled approximately $4.9 million and $2.8 million for the three months ended March 31, 2011 and 2010, respectively. The increase is primarily due to higher sales of our common stock, which for the three months ended March 31, 2011, totaled approximately $162.1 million as compared to $77.4 million during the same period in 2010.

Other operating expenses. Other operating expenses totaled approximately $1.8 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively. The increase is primarily attributable to the bad debt expense resulting from the write-off of past due rents receivable that were deemed uncollectible and lease termination loss of approximately $0.6 million.

Depreciation and amortization. Depreciation and amortization expenses were approximately $30.3 million and $31.2 million for the three months ended March 31, 2011 and 2010, respectively. The slight decrease is primarily due to the recording of an impairment provision reducing the carrying value on two waterpark hotel properties in 2010 which reduced the depreciation expense applicable to those properties, offset, in part, by depreciation on newly acquired properties.

Interest and other income (expense). Interest and other income (expense) totaled approximately ($0.03) million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively. The change is primarily due to a general decrease in rates paid by depository institutions on short-term deposits and a loss from disposals of fixed assets. During the three months ended March 31, 2011, we received an average yield of 0.29% as compared to an average yield of 0.95% during the same period in 2010.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $11.5 million and $11.9 million for the three months ended March 31, 2011 and 2010, respectively. The decrease is attributable to the repayment and troubled debt restructuring of our loans subsequent to March 31, 2010.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2011	2010	$Change	% Change
DMC Partnership	$2,655	$2,654	$1	0.0%
Intrawest Venture	440	523	(83)	-15.9%
Sunrise Venture	(6,961)	—	(6,961)	n/a

Total	$(3,866)	$3,177	$(7,043)

Equity in earnings (loss) of unconsolidated entities decreased by approximately $7.0 million for the three months ended March 31, 2011, as compared to 2010, primarily due to the loss allocated to us from the Sunrise Venture. The Sunrise Venture was formed on January 10, 2011. In connection with the initial formation of the venture and acquisition of the 29 senior living facilities, the venture incurred approximately $10.2 million in non-recurring transaction costs, which contributed to the venture’s net loss for the quarter and reduced the equity in earnings we recorded from the Sunrise Venture. However, equity in earnings or losses is allocated using the HLBV method, which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of distribution preferences we have. During the period ended March 31, 2011, the Sunrise Venture declared distributions to us totaling $3.4 million, representing our full 11.5% preferred return, and property-level revenue increased 16.4% for the first quarter of 2011 as compared to 2010. See “Acquisitions and Investment in Unconsolidated Entities” above for additional information on our preferred return.

Net income (loss) and earnings (loss) per share of common stock. The change from net income to net loss and earnings per share to loss per share for the three months ended March 31, 2011 as compared to 2010 was primarily attributable to (i) net operating losses on managed attraction properties that were previously leased and were in their non-peak operating months, (ii) decrease in equity in earnings from our unconsolidated entities, primarily from the Sunrise Venture and (iii) increase in acquisition fees and costs and asset management fees, offset, in part, by a decrease in interest expense from borrowings as a result of repayment of loans subsequent to March 31, 2010.

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

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(20,630)	$6,789
Adjustments:
Depreciation and amortization	30,254	31,156
Net effect of FFO adjustment from unconsolidated entities (1)	5,758	2,910

Total funds from operations	15,382	40,855

Acquisition fees and expenses	4,926	2,825
Impairments of lease related investments	217	—
MFFO adjustment from unconsolidated entities
Acquisition costs	6,119	—

Modified funds from operations	$26,644	$43,680

Weighted average number of shares of common stock outstanding (basic and diluted)	290,079	250,327

FFO per share (basic and diluted)	$0.05	$0.16

MFFO per share (basic and diluted)	$0.09	$0.17

FOOTNOTE:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.

Total FFO decreased from approximately $40.9 million for the three months ended March 31, 2010 to approximately $15.4 million for the three months ended March 31, 2011. FFO per share decreased from $0.16 per share for the three months ended March 31, 2010 to $0.05 per share for the three months ended March 31, 2011. The decrease in FFO and FFO per share is attributable principally to: (i) decrease in equity in earnings from our unconsolidated entities primarily, the Sunrise Venture and the non-recurring costs associated with the acquisition as discussed above (ii) net operating losses from the managed attraction properties that were previously leased in 2010 and were in their non-peak operating months and (iii) increase in asset management fees and acquisition fees and costs, offset, in part, by a slight decrease in interest expense from our borrowings resulting from prepayment.

MFFO decreased from approximately $43.7 million for the three months ended March 31, 2010 to approximately $26.6 million for the three months ended March 31, 2011. MFFO per share decreased from $0.17 per share for the three months ended March 31, 2010 to $0.09 per share for the three months ended March 31, 2011. The decrease in MFFO and MFFO per share are attributable principally to (i) decrease in equity in earnings from our unconsolidated entities primarily, the Sunrise Venture as discussed above, (ii) net operating losses from the managed attraction properties that were previously leased in 2010 and were in their non-peak operating months and (iii) increase in asset management fees, offset, in part, by a slight decrease in interest expense from our borrowings resulting from prepayment.

OFF BALANCE SHEET ARRANGEMENTS

On January 10, 2011, we acquired a 60% ownership interest in 29 senior living facilities with Sunrise and formed a new venture (the “Sunrise Venture”) for an equity contribution of approximately $134.3 million. The Sunrise Venture obtained $435.0 million in loan proceeds from new debt financing, a portion of which was used to refinance the existing indebtedness encumbering the Communities. The non-recourse loan has a three-year term and a fixed-interest rate of 6.76% requiring monthly interest-only payment with all principal and accrued interest due upon maturity on February 6, 2014. See “Acquisition and Investment in Unconsolidated Entities” above for additional information relating to the acquisition and our preferred return using the HLBV method of accounting.

See our annual report on Form 10-K for the year ended December 31, 2010 for a summary of our other off balance sheet arrangements.

EVENTS OCCURRING SUBSEQUENT TO MARCH 31, 2011

Senior Unsecured Notes

On March 31, 2011, we entered into a Purchase Agreement (the “Purchase Agreement”) by and among us and certain of our subsidiaries and Jefferies & Company, Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers, relating to the issuance and sale of $400 million in aggregate principal amount of our 7.25% senior notes due 2019 (the “Notes”). On April 5, 2011, we completed our private placement of the Notes, which were sold at an offering price of 99.249% of par value, resulting in net proceeds to us of approximately $388 million after deducting the initial purchasers’ discount and the offering expenses paid by us excluding debt acquisition fees payable to our advisor pursuant to the advisory agreement.

The Notes will mature on April 15, 2019, and bear interest at a rate of 7.25% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on October 15, 2011. The Notes are our senior unsecured obligations and are guaranteed by certain of our subsidiaries.

The terms of the indenture governing the Notes, among other things, places certain limitations on our ability and certain of our subsidiaries to (i) transfer and sell assets; (ii) pay dividends or make certain distributions, buy subordinated indebtedness or securities or make certain other restricted payments; (iii) incur or guarantee additional indebtedness or issue preferred stock; (iv) incur dividend or other payment restrictions affecting restricted subsidiaries; (v) merge, consolidate or sell all or substantially all of our assets; (vi) enter into certain transactions with affiliates; or (vii) engage in business other than a business that is the same or similar to our current business or a reasonably related extension thereof. These covenants are subject to a number of limitations and exceptions that are described in the indenture. Additionally, the indenture require us to maintain, at all times, total unencumbered assets of not less than 150% of the aggregated principal amount of our restricted subsidiaries unsecured indebtedness.

At any time prior to April 15, 2014, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 107.250% of the principal amount. At any time prior to April 15, 2015, we may redeem all or part of the Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, we may redeem some or all of the Notes on or after April 15, 2015, at redemption prices set forth in the indenture, together with accrued and unpaid interest.

The net proceeds of the Notes were used to refinance approximately $210.1 million in existing secured indebtedness. The remainder of the proceeds will be used to acquire lifestyle and other income producing properties and for other general corporate purposes.

Other

Our board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on April 1, 2011 and May 1, 2011. These distributions are to be paid by June 30, 2011.

As of April 9, 2011, we engaged CNL Lifestyle Advisor Corporation as our advisor and entered into an advisory agreement with substantially similar terms and services as those provided under our previous advisory agreement. The directors and officers of our prior Advisor, CNL Lifestyle Company, LLC, were elected and appointed as the directors and officers of the new Advisor and have similar responsibilities and roles with the new Advisor as they previously held with the prior Advisor. In addition, the new Advisor will continue to engage and contract with other affiliates of CNL Financial Group to cause those affiliates to provide services and personnel to perform duties on our behalf as consistent with the prior Advisor.

On April 9, 2011, we completed our third offering of common stock. We will not commence another public offering, but we will continue to offer our shares of common stock to existing stockholders through our reinvestment plan. On May 2, 2011, we filed a Form S-3 under the Securities Exchange Act of 1933, as amended, to register for the sale of up to $250 million in shares of common stock (26.3 million shares at $9.50 per share) pursuant to our reinvestment plan.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of March 31, 2011:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3 (3)	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$144,421	$203,769	$333,912	$122,269	$804,371
Obligations under capital leases	2,749	3,088	240	—	6,077
Obligations under operating leases (2)	14,376	28,752	28,717	250,352	322,197

Total	$161,546	$235,609	$362,869	$372,621	$1,132,645

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties, and the $58.0 million drawn on our syndicated revolving line of credit. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve. In connection with the completion of our Senior Unsecured Notes on April 5, 2011, we refinanced approximately $210.1 million in existing mortgage debts. See “Events Occurring Subsequent to March 31, 2011” for additional information.

(2)	This line item represents obligations under ground leases, concession holds and land permits of which the majority are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

(3)	Includes mortgage loans of approximately $62.0 million that may be accelerated at the option of the lender.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration (1)	$656	$—	$—	$—	$656
Capital improvements (2)	33,378	3,406	2,137	—	38,921
Loan commitments (3)	1,119	—	—	—	1,119

Total	$35,153	$3,406	$2,137	$—	$40,696

FOOTNOTES:

(1)	In connection with the acquisition of Wet’n’Wild Hawaii in 2009, we agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years, of which approximately $12.4 million was paid as of March 31, 2011. The additional purchase price consideration is not to provide compensation for services but is based on the property achieving certain financial performance goals. In accordance with relevant accounting standards, we recorded the fair value of this contingent liability in our consolidated balance sheets as of March 31, 2011.

In connection with our acquisition on March 12, 2010 of four marinas, we agreed to pay additional purchase consideration up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, we have determined, based on our estimates and the likelihood of the properties achieving such thresholds, that the fair value of the liability was zero as of March 31, 2011.

(2)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

(3)	In connection with certain loans we have made, we are committed to fund, in aggregate, approximately $10.1 million in construction loans of which approximately $9.0 million was drawn as of March 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2011		2012	2013	2014	2015	Thereafter (1)		Total	Fair Value
Fixed rate debt	$59,642		$12,108	$72,135	$96,406	$8,893	$212,144		$461,328	$432,993	(4)
Weighted average interest rates of maturities	9.08%		6.19%	6.10%	6.12%	6.25%	6.28%		6.58%
Variable rate debt	46,404		3,589	61,647	21,297	16,629	65,446		215,012	214,572	(5)
Average interest rate	Prime or LIBOR + 2	% (2)				CDOR + 3.75%	LIBOR + Spread	(2) (3)

Total debt	$106,046		$15,697	$133,782	$117,703	$25,522	$277,590		$676,340	$647,565

FOOTNOTES:

(1)	In connection with the completion of our Senior Unsecured Notes on April 5, 2011, we refinanced approximately $210.1 million in existing mortgage debts. See “Events Occurring Subsequent to March 31, 2011” for additional information.

(2)	The 30-day LIBOR rate was approximately 0.24% at March 31, 2011. The 30-day CDOR rate was approximately 1.20% at March 31, 2011.

(3)	In January 2011, we obtained a loan for $18.0 million that is collateralized by one of its ski and lifestyle properties. The loan bears interest at 30-day LIBOR + 4.5% and requires monthly payments of principal and interest with the remaining principal and accrued interest due at maturity on December 31, 2015. On January 13, 2011, we entered into an interest swap thereby fixing the rate at 6.68%. The fair value of this instrument has been recorded as a liability of approximately $33,000.

(4)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2011. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

(5)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2011. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.3 million for the three months ended March 31, 2011. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Our fixed rate mortgage and other notes receivable, which totaled $121.5 million at March 31, 2011, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $121.0 million and $110.8 million at March 31, 2011 and December 31, 2010, respectively.

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

The indenture governing our recently issued senior unsecured notes imposes significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The indenture governing the notes contains covenants that restrict or may restrict our and our restricted subsidiaries’ ability to take various actions, such as:

•	transferring or selling assets;

•	paying dividends or distributions, buying subordinated indebtedness or securities, making certain investments or making other restricted payments;

•	incurring or guaranteeing additional indebtedness or issuing preferred stock;

•	creating or incurring liens;

•	incurring dividend or other payment restrictions affecting restricted subsidiaries;

•	consummating a merger, consolidation or sale of all or substantially all our assets;

•	entering into transactions with affiliates;

•	engaging in business other than a business that is the same or similar to our current business or a reasonably related extension thereof; and

•	designating subsidiaries as unrestricted subsidiaries.

Additionally, the indenture requires us to maintain at all times total unencumbered assets of not less than 150% of the aggregated principal amount of our and our restricted subsidiaries unsecured indebtedness.

We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain ratios or because of the limitations imposed on us by the restrictive covenants under the indenture governing the notes. The restrictions contained in the indenture governing the notes may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to the indenture governing the notes if for any reason we are unable to comply with the indenture, or that we will be able to refinance our debt on acceptable terms or at all should we seek to do so.

Our ability to comply with these covenants will likely be affected by events beyond our control, and we cannot assure you that we will satisfy those requirements. A breach of any of these provisions could result in a default under our credit facility, the indenture governing the notes or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and indentures, if any then exist governing the notes and the terms of our other indebtedness outstanding at such time. If the amounts outstanding under the notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders and could have a material adverse affect on our liquidity and financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

As of March 31, 2011, we sold approximately $3.2 billion (317.5 million shares) in connection with our offerings, including approximately $290.1 million (30.5 million shares) purchased through our reinvestment plan. The shares sold and the gross offering proceeds received from our offerings do not include 20,000 shares purchased by our Advisor for $200,000 preceding the commencement of our first offering or 117,706 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, the parent company of our Advisor and wholly owned indirectly by our chairman of the board and his wife.

As of March 31, 2011, we incurred the following aggregate expenses in connection with the issuance of our registered securities on our offerings (in thousands):

Selling commissions	$196,741
Marketing support fee and due diligence expense reimbursements	82,963
Offering costs and expenses	46,002

Offering and stock issuance costs	$325,706

Selling commissions, marketing support fee and due diligence expenses are paid to our Managing Dealer and a substantial portion of the selling commissions, marketing support fees and all of the due diligence expenses are re-allowed to third-party participating broker-dealers. Other offering costs and expenses have been incurred by, and are payable to, an affiliate of our Advisor.

Our net offering proceeds, after deducting the total expenses described above, were approximately $2.9 billion at March 31, 2011. As of March 31, 2011, we invested approximately $2.6 billion in properties, loans and other permitted investments.

Redemption of Shares and Issuer Purchases of Equity Securities

For the three months ended March 31, 2011, we received total redemption requests of approximately 1.2 million shares, of which 0.6 million shares relating to prior period requests were redeemed and 0.1 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $9.79. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Common Stock Redemptions.”

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

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25.0% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5.0% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the three months ended March 31, 2011, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan
January 1, 2011 through January 31, 2011	—		—	7,705,242
February 1, 2011 through February 28, 2011	—		—	7,705,242
March 1, 2011 through March 31, 2011	766,342	$9.79	766,342	9,617,124	(1)

Total	766,342		766,342

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 5.	Other Information – None

Item 6.	Exhibits

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of May, 2011.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ R. Byron Carlock, Jr.
R. BYRON CARLOCK, JR.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)