Form 10-Q
period 2011-06-30
CNL LIFESTYLE PROPERTIES INC
filed 2011-08-15
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of common stock outstanding as of August 5, 2011 was 306,294,431.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands except per share data)

	June 30, 2011	December 31, 2010
ASSETS
Real estate investment properties, net (including $212,962 and $216,574 related to consolidated variable interest entities, respectively)	$1,983,891	$2,025,522
Cash	342,943	200,517
Investments in unconsolidated entities	271,862	140,372
Mortgages and other notes receivable, net	126,667	116,427
Deferred rent and lease incentives	88,616	80,948
Other assets	59,855	49,719
Restricted cash	25,579	19,912
Intangibles, net	25,159	25,929
Accounts and other receivables, net	15,788	14,580

Total Assets	$2,940,360	$2,673,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $61,622 and $86,408 non-recourse debt of consolidated variable interest entities, respectively)	$435,943	$603,144
Unsecured senior notes, net of discount	397,063	—
Line of credit	—	58,000
Other liabilities	63,294	35,555
Accounts payable and accrued expenses	31,172	24,433
Security deposits	15,287	16,140
Due to affiliates	1,517	5,614

Total Liabilities	944,276	742,886

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 324,432 and 301,299 shares issued and 306,294 and 284,687 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	3,063	2,847
Capital in excess of par value	2,717,016	2,523,405
Accumulated deficit	(40,126)	(3,763)
Accumulated distributions	(678,282)	(585,812)
Accumulated other comprehensive loss	(5,587)	(5,637)

	1,996,084	1,931,040

Total Liabilities and Stockholders’ Equity	$2,940,360	$2,673,926

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income from operating leases	$41,305	$52,275	$89,679	$106,664
Property operating revenues	61,882	15,663	93,459	41,417
Interest income on mortgages and other notes receivable	3,310	3,527	6,520	7,050

Total revenues	106,497	71,465	189,658	155,131

Expenses:
Property operating expenses	57,386	16,547	95,166	37,359
Asset management fees to advisor	7,813	6,702	15,311	13,189
General and administrative	3,792	3,680	7,009	6,773
Ground lease and permit fees	3,376	3,386	6,372	6,294
Acquisition fees and costs	1,985	3,126	6,911	5,951
Other operating expenses	2,887	873	4,639	2,045
Depreciation and amortization	30,445	32,035	60,699	63,191

Total expenses	107,684	66,349	196,107	134,802

Operating income (loss)	(1,187)	5,116	(6,449)	20,329

Other income (expense):
Interest and other income (expense)	(892)	(168)	(917)	142
Interest expense and loan cost amortization	(15,815)	(12,005)	(27,292)	(23,916)
Equity in earnings (loss) of unconsolidated entities	2,161	2,525	(1,705)	5,702

Total other expense	(14,546)	(9,648)	(29,914)	(18,072)

Net income (loss)	$(15,733)	$(4,532)	$(36,363)	$2,257

Earnings (loss) per share of common stock (basic and diluted)	$(0.05)	$(0.02)	$(0.12)	$0.01

Weighted average number of shares of common stock outstanding (basic and diluted)	304,595	257,727	297,376	254,048

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2011 and Year Ended December 31, 2010 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
	Number of Shares	Par Value
Balance at December 31, 2009	247,710	$2,477	$2,195,251	$78,126	$(421,873)	$(4,765)	$1,849,216
Subscriptions received for common stock through public offering and reinvestment plan	41,066	411	406,019	—	—	—	406,430
Redemption of common stock	(4,089)	(41)	(40,355)	—	—	—	(40,396)
Stock issuance and offering costs	—	—	(37,510)	—	—	—	(37,510)
Net loss	—	—	—	(81,889)	—	—	(81,889)	(81,889)
Distributions, declared and paid
($0.6252 per share)	—	—	—	—	(163,939)	—	(163,939)
Foreign currency translation adjustment	—	—	—	—	—	1,061	1,061	1,061
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	331	331	331
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(2,264)	(2,264)	(2,264)

Total comprehensive loss	—	—	—	—	—	—	—	$(82,761)

Balance at December 31, 2010	284,687	$2,847	$2,523,405	$(3,763)	$(585,812)	$(5,637)	$1,931,040
Subscriptions received for common stock through public offering and reinvestment plan	23,130	231	228,481	—	—	—	228,712
Redemption of common stock	(1,523)	(15)	(14,915)	—	—	—	(14,930)
Stock issuance and offering costs	—	—	(19,955)	—	—	—	(19,955)
Net loss	—	—	—	(36,363)	—	—	(36,363)	(36,363)
Distributions, declared and paid ($0.31260 per share)	—	—	—	—	(92,470)	—	(92,470)
Foreign currency translation adjustment	—	—	—	—	—	553	553	553
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	827	827	827
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(1,330)	(1,330)	(1,330)

Total comprehensive loss	—	—	—	—	—	—	—	$(36,313)

Balance at June 30, 2011	306,294	$3,063	$2,717,016	$(40,126)	$(678,282)	$(5,587)	$1,996,084

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Increase (decrease) in cash:
Operating activities:
Net cash provided by operating activities	$51,574	$54,082

Investing activities:
Acquisition of properties	—	(47,390)
Capital expenditures	(21,491)	(41,546)
Payment of contingent purchase consideration	—	(12,433)
Proceeds from disposal of assets	—	306
Investments in unconsolidated entities	(131,476)	—
Distribution from unconsolidated entity	3,442	—
Deposits on real estate investments	(1,050)	—
Issuance of mortgage loans receivable	(2,047)	(5,804)
Acquisition fees on mortgage notes receivable	(37)	(161)
Principal payments received on mortgage loans receivable	79	600
Return of short-term investments	—	8,201
Changes in restricted cash	(5,684)	(5,473)

Net cash used in investing activities	(158,264)	(103,700)

Financing activities:
Offering proceeds	187,505	131,699
Redemptions of common stock	(14,930)	(25,396)
Distributions to stockholders, net of reinvestments	(51,263)	(43,703)
Stock issuance costs	(20,763)	(16,139)
Borrowings under line of credit, net of repayments	(58,000)	(41,483)
Proceeds from mortgage loans and other notes payable	18,540	10,999
Proceeds from unsecured senior notes	396,996	—
Principal payments on mortgage loans	(186,906)	(14,434)
Principal payments on capital leases	(2,420)	(3,837)
Payment of loan costs and debt acquisition fees	(19,472)	(13,693)

Net cash provided by (used in) financing activities	249,287	(15,987)

Effect of exchange rate fluctuations on cash	$(171)	$(40)

Net increase (decrease) in cash	142,426	(65,645)
Cash at beginning of period	200,517	183,575

Cash at end of period	$342,943	$117,930

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

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

As of June 30, 2011, the Company owned a portfolio of 150 lifestyle properties, directly and indirectly, within the following asset classes: ski and mountain lifestyle, golf facilities, senior living, attractions, marinas and additional lifestyle properties. Thirty-seven of these 150 properties are owned through unconsolidated joint ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and is most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation. The Company also makes or acquires loans (mortgage, mezzanine and other loans) or other permitted investments.

2.	Significant Accounting Policies:

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the six months ended June 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011. Amounts as of December 31, 2010 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Recent Accounting Pronouncements – In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is intended to eliminate differences between U.S. GAAP and IFRS for fair value measurement and reporting. ASU No. 2011-04 is effective for the Company beginning the first quarter of 2012. The Company has not yet determined the impact, if any, that the adoption of ASU 2011-04 will have on its consolidated financial statements and disclosures.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805), or ASU 2010-29. ASU 2010-29 amends ASC Topic 805 to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact on the Company’s disclosures.

3.	Acquisitions:

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties acquired subsequent to December 31, 2009 were acquired as of January 1, 2010 and owned during the quarter and six months ended June 30, 2010 (in thousands, except per share data):

	Quarter Ended June 30, 2010	Six Months Ended June 30, 2010
Revenues	$72,683	$159,220
Expenses	67,070	137,498
Other expense	9,648	18,331

Net income (loss)	$(4,035)	$3,391

Earnings (loss) per share of common stock (basic and diluted)	$(0.02)	$0.01

Weighted average number of shares of common stock outstanding (basic and diluted)	257,727	254,048

4.	Real Estate Investment Properties, net:

As of June 30, 2011 and December 31, 2010, real estate investment properties consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Land and land improvements	$1,015,765	$1,011,838
Leasehold interests and improvements	304,436	306,694
Buildings	623,195	626,882
Equipment	509,961	491,278
Less: accumulated depreciation and amortization	(469,466)	(411,170)

	$1,983,891	$2,025,522

For the six months ended June 30, 2011 and 2010, the Company had depreciation expense of approximately $60.1 million and $62.4 million, respectively.

5.	Intangibles, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of June 30, 2011
In place leases	$17,029	$3,618	$13,411
Trade name	10,798	1,153	9,645
Trade name	1,531	—	1,531
Below market lease	629	57	572

	$29,987	$4,828	$25,159

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

5.	Intangibles, net (Continued):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of December 31, 2010
In place leases	$17,293	$3,249	$14,044
Trade name	10,798	1,032	9,766
Trade name	1,531	—	1,531
Below market lease	629	41	588

	$30,251	$4,322	$25,929

Amortization expense was approximately $0.6 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively.

6.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs

The Company has five wholly owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to potential future buy-out options held by the respective tenants. The buy-out options are not currently exercisable. Two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying condensed consolidated financial statements.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	June 30, 2011	December 31, 2010
Assets
Real estate investment properties, net	$212,962	$216,574
Other assets	$24,753	$23,553
Liabilities
Mortgages and other notes payable	$61,622	$86,408
Other liabilities	$13,845	$13,168

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $162.2 million and $140.6 million as of June 30, 2011 and December 31, 2010, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities

On January 10, 2011, the Company acquired an ownership interest in 29 senior living facilities (the “Communities”). The Company entered into agreements with US Assisted Living Facilities III, Inc., an affiliate of an institutional investor, and Sunrise Senior Living Investments, Inc. (“Sunrise”) to acquire the Communities through a new joint venture formed by the Company and Sunrise (the “Sunrise Venture”), valued at approximately $630.0 million. The Company acquired sixty percent (60%) of the membership interests in the Sunrise Venture for an equity contribution of approximately $134.3 million, including certain transactional and closing costs. Sunrise contributed cash and its interest in the previous joint venture with Seller for a forty percent (40%) membership interest in the Sunrise Venture. The Sunrise Venture obtained $435.0 million in loan proceeds from new debt financing, a portion of which was used to refinance the existing indebtedness encumbering the Communities. The non-recourse loan has a three-year term and a fixed interest rate of

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

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

The Company also holds ownership interests in two other ventures, the DMC Partnership and the Intrawest Venture. The Intrawest Venture was deemed a VIE, in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partner, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is primarily limited to the carrying amount of its investment in the venture, which totaled approximately $29.8 million and $30.2 million as of June 30, 2011 and December 31, 2010, respectively. The following tables present financial information for the Company’s unconsolidated entities for the quarter and six months ended June 30, 2011 and 2010 and as of June 30, 2011 and December 31, 2010 (in thousands):

Summarized Operating Data

	Quarter Ended June 30, 2011
	DMC Partnership	Intrawest Venture	Sunrise Venture (1)	Total
Revenue	$6,869	$3,974	$32,281	$43,124
Property operating expenses	(212)	(1,744)	(20,404)	(22,360)
Depreciation & amortization expenses	(2,220)	(1,014)	(6,607)	(9,841)
Interest expense	(2,126)	(1,385)	(8,097)	(11,608)
Interest and other income (expense)	6	95	10	111

Net income (loss)	$2,317	$(74)	$(2,817)	$(574)

Loss allocable to other venture partners	$(491)	$(402)	$(2,674)	$(3,567)

Income (loss) allocable to the Company	$2,808	$328	$(143)	$2,993

Amortization of capitalized costs	(121)	(59)	(652)	(832)

Equity in earnings (loss) of unconsolidated entities	$2,687	$269	$(795)	$2,161

Distributions declared to the Company	$2,578	$534	$3,867	$6,979

Distributions received by the Company	$2,777	$—	$3,442	$6,219

FOOTNOTE:

(1)	Represents operating data from date of acquisition through the end of the period presented.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

Summarized Operating Data

	Quarter Ended June 30, 2010
	DMC Partnership	Intrawest Venture	Total
Revenue	$6,869	$3,976	$10,845
Property operating expenses	(152)	(2,064)	(2,216)
Depreciation & amortization expenses	(2,143)	(994)	(3,137)
Interest expense	(2,175)	(1,381)	(3,556)
Interest and other income (expense)	10	(41)	(31)

Net income (loss)	$2,409	$(504)	$1,905

Loss allocable to other venture partners	$(399)	$(401)	$(800)

Income (loss) allocable to the Company	$2,808	$(103)	$2,705
Amortization of capitalized costs	(121)	(59)	(180)

Equity in earnings (loss) of unconsolidated entities	$2,687	$(162)	$2,525

Distributions declared to the Company	$2,413	$450	$2,863

Distributions received by the Company	$2,777	$450	$3,227

Summarized Operating Data

	Six Months Ended June 30, 2011
	DMC Partnership	Intrawest Venture	Sunrise Venture (1)	Total
Revenue	$13,738	$7,669	$61,769	$83,176
Property operating expenses	(362)	(3,074)	(39,498)	(42,934)
Depreciation & amortization expenses	(4,437)	(2,047)	(12,853)	(19,337)
Interest expense	(4,241)	(2,770)	(15,046)	(22,057)
Interest and other income (expense)	13	126	(10,179)	(10,040)

Net income (loss)	$4,711	$(96)	$(15,807)	$(11,192)

Loss allocable to other venture partners	$(874)	$(922)	$(9,247)	$(11,043)

Income (loss) allocable to the Company	$5,585	$826	$(6,560)	$(149)
Amortization of capitalized costs	(243)	(117)	(1,196)	(1,556)

Equity in earnings (loss) of unconsolidated entities	$5,342	$709	$(7,756)	$(1,705)

Distributions declared to the Company	$5,355	$1,174	$7,309	$13,838

Distributions received by the Company	$5,767	$640	$3,442	$9,849

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

Summarized Operating Data

	Six Months Ended June 30, 2010
	DMC Partnership	Intrawest Venture	Total
Revenue	$13,738	$8,027	$21,765
Property operating expenses	(282)	(3,561)	(3,843)
Depreciation & amortization expenses	(4,314)	(1,987)	(6,301)
Interest expense	(4,340)	(2,748)	(7,088)
Interest and other income	17	25	42

Net income (loss)	$4,819	$(244)	$4,575

Loss allocable to other venture partners	$(766)	$(722)	$(1,488)

Income allocable to the Company	$5,585	$478	$6,063
Amortization of capitalized costs	(244)	(117)	(361)

Equity in earnings of unconsolidated entities	$5,341	$361	$5,702

Distributions declared to the Company	$5,190	$450	$5,640

Distributions received by the Company	$5,616	$450	$6,066

Summarized Balance Sheet Data

	As of June 30, 2011
	DMC Partnership	Intrawest Venture	Sunrise Venture	Total
Real estate assets, net	$244,746	$93,874	$618,662	$957,282
Intangible assets, net	6,196	1,235	2,070	9,501
Other assets	5,941	14,677	34,912	55,530
Mortgages and other notes payable	140,288	76,705	435,000	651,993
Other liabilities	4,029	14,560	18,982	37,571
Partners’ capital	112,567	18,520	201,662	332,749
Carrying amount of investment (1)	107,504	32,862	131,496	271,862
Company’s ownership percentage (1)	81.9%	80.0%	60.0%

	As of December 31, 2010
	DMC Partnership	Intrawest Venture	Total
Real estate assets, net	$246,397	$94,991	$341,388
Intangible assets, net	6,321	1,325	7,646
Other assets	7,051	12,541	19,592
Mortgages and other notes payable	142,015	76,893	218,908
Other liabilities	4,544	13,062	17,606
Partners’ capital	113,210	18,902	132,112
Carrying amount of investment (1)	107,929	32,443	140,372
Company’s ownership percentage (1)	81.9%	80.0%

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

FOOTNOTE:

(1)	As of June 30, 2011 and December 31, 2010, the Company’s share of partners’ capital determined under HLBV was approximately $252.2 million and $131.3 million, respectively, and the total difference between the carrying amount of investment and the Company’s share of partners’ capital determined under HLBV was approximately $19.7 million and $9.1 million, respectively. In addition, the Company made loans to VIE’s, see Note 7.

7.	Mortgages and Other Notes Receivable, net:

As of June 30, 2011 and December 31, 2010, mortgages and other notes receivable consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Principal	$122,411	$116,503
Accrued interest	2,968	2,347
Acquisition fees, net	1,358	1,750
Loan origination fees, net	(70)	(101)
Loan loss provision (1)	—	(4,072)

Total carrying amount	$126,667	$116,427

FOOTNOTE:

(1)	The Company settled loans and wrote off the related loan loss provision for loans that were deemed uncollectible in connection with the lease termination and settlement agreement with PARC Management, LLC (“PARC”).

During the six months ended June 30, 2011, the Company sold one of its attraction properties to PARC in connection with the lease termination and settlement agreement and received a note from PARC for approximately $9.0 million which is collateralized by the property sold. The loan bears interest at an annual fixed rate of 7.5% and requires monthly interest-only payments with $1.8 million of principal due in February 2016 and the remainder of the principal and accrued and unpaid interest due at maturity on February 10, 2021. In connection with the sale, no gain or loss was recognized.

In 2010, the Company committed to fund two construction loans to two existing borrowers totaling approximately $10.1 million, of which approximately $9.3 million and $7.9 million was drawn as of June 30, 2011 and December 31, 2010, respectively.

The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $123.3 million and $110.8 million as of June 30, 2011 and December 31, 2010, respectively. The Company estimated the fair market value of mortgages and other notes receivable using discounted cash flows for each individual instrument based on market interest rates as of June 30, 2011 and December 31, 2010, respectively. The Company determined market rates based on current economic conditions and prevailing market rates.

As of June 30, 2011 and December 31, 2010, the Company has two outstanding loans to unrelated VIEs totaling approximately $15.1 million and $13.8 million, respectively, which represents the Company’s maximum exposure to loss related to these investments. The Company determined it is not the primary beneficiary of the VIEs because it does not have the ability to direct the activities that most significantly impact the economic performance of the entities.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

8.	Public Offerings and Stockholders’ Equity (Continued):

On April 9, 2011, the Company completed its third offering of common stock. The Company will not commence another public offering but will continue to offer its shares of common stock to existing stockholders through its reinvestment plan. On May 2, 2011, the Company filed a registration statement on Form S-3 under the Securities Exchange Act of 1933, as amended, to register the sale of up to $250 million in shares of common stock (26.3 million shares at $9.50 per share) pursuant to the Company’s reinvestment plan.

As of April 9, 2011, the Company cumulatively raised approximately $3.2 billion (322.1 million shares) in subscription proceeds through its three public offerings, including approximately $290.1 million (30.5 million shares) received through the reinvestment plan. Upon completion of the Company’s third offering, during the period from April 10, 2011 through June 30, 2011, the Company raised an additional $21.1 million (2.2 million shares) through its reinvestment plan. The Company incurred costs in connection with the issuance of shares, including filing, legal, accounting, printing, marketing support and escrow fees, selling commissions and due diligence expense reimbursements, all of which are deducted from the gross proceeds from the issuance of shares. As of June 30, 2011, the total cumulative stock issuance costs incurred were approximately $330.9 million.

9.	Indebtedness:

As of June 30, 2011 and December 31, 2010, the Company had the following indebtedness (in thousands):

	June 30, 2011	December 31, 2010
Mortgages payable
Fixed rate debt	$274,291	$415,877
Variable rate debt (1)	112,365	138,666
Discount	(2,713)	(3,399)
Sellers financing
Fixed rate debt	52,000	52,000

Total mortgages and other notes payable	435,943	603,144

Line of credit	—	58,000

Unsecured senior notes	400,000	—
Discount	(2,937)	—

Total indebtedness	$833,006	$661,144

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $104.2 million and $86.5 million as of June 30, 2011 and December 31, 2010, respectively, that has been swapped to fixed rates.

On April 5, 2011, the Company issued $400.0 million in unsecured senior notes (the “Senior Notes”), which were sold at an offering price of 99.249% of par value, resulting in net proceeds to the Company of approximately $388.0 million, net of transaction costs. Approximately $210.1 million in proceeds from the Senior Notes was used to refinance existing debt including the pay down of the Company’s line of credit. The remaining proceeds will be used for future acquisitions and general corporate purposes. The Senior Notes mature on April 15, 2019, and bear interest at a rate of 7.25% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year beginning on October 15, 2011. The notes were sold at a discount with an effective rate of 7.38%.

The Senior Notes are unsecured obligations of CNL Lifestyle Properties, Inc. (the “Issuer”) and are guaranteed by certain of the Company’s consolidated subsidiaries. The guarantees are joint and several, full and unconditional. The indenture governing the Senior Notes contains covenants that restrict the Company’s ability to take various actions and requires the Company to maintain other financial covenants including a minimum interest coverage ratio and total unencumbered assets of not less than 150% of the aggregated principle amount of unsecured indebtedness. As of and for the quarter ended June 30, 2011, the Company is in compliance with these covenants.

On May 12, 2011, the Company repaid a maturing variable rate mortgage loan of approximately $25.0 million.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

9.	Indebtedness (Continued):

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

The Company continues its negotiations to modify its non-recourse mortgage loan encumbering two waterpark hotel properties with an outstanding principal balance of approximately $62.0 million in an attempt to obtain more favorable terms. If the Company is successful in obtaining a modification of the loan, it may consider continuing to hold the properties long term. However, there can be no assurances that the Company will be successful in obtaining a modification of the loan terms. If the Company is unsuccessful in negotiating more favorable terms, it may decide that it is in its best interest to deed the properties back to the lender in lieu of foreclosure to satisfy the non-recourse loan.

The following is a schedule of future principal payments and maturities for all indebtedness (in thousands):

2011	$57,116
2012	11,497
2013	71,510
2014	29,439
2015	104,319
Thereafter	564,775

Total	$838,656

The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of June 30, 2011 and December 31, 2010 because of the relatively short maturities of the obligations. The Company estimates that the fair value of its fixed rate debt was approximately $716.1 million and $439.0 million and the fair value of its variable rate debt was approximately $112.2 million and $187.0 million as of June 30, 2011 and December 31, 2010, respectively, based upon the current rates and spreads it would expect to obtain for similar borrowings.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

10.	Derivative Instruments and Hedging Activities (Continued:

The Company has four interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2011 and December 31, 2010, which are included in other assets and other liabilities in the accompanying unaudited condensed consolidated balance sheets (in thousands):

						Fair Value Asset (Liabilities)
Notional Amount		Strike		Trade Date	Maturity Date	June 30, 2011	December 31, 2010
$ 57,300	(1)	1.870	% (1)	12/6/2010	1/2/2016	$(325)	$510
9,522		6.890%		9/28/2009	9/1/2019	(558)	(495)
19,688	(2)	6.430	% (2)	12/1/2009	12/1/2014	(428)	(341)
17,700	(1)	2.180	% (1)	1/13/2011	12/31/2015	(349)	—

FOOTNOTES:

(1)	The strike rate does not include the credit spread on each of the notional amounts. The credit spread is 1.25% on the $57.3 million swap, totaling a blended fixed rate of 3.12% and 4.5% on the $18.0 million swap, totaling a blended rate of 6.68%.

(2)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.43%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 1.024 and 0.9999 Canadian dollars for $1.00 U.S. dollar on June 30, 2011 and December 31, 2010, respectively.

In connection with the troubled debt restructuring of one of its loans in 2010, the Company terminated two interest rate swaps and began amortizing the fair value of those interest rate swaps included in other comprehensive income (loss). For the six months ended June 30, 2011, approximately $0.8 million was amortized and included in the unaudited condensed consolidated statement of operations as interest expense.

As of June 30, 2011, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

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

In connection with certain property acquisitions, the Company has agreed to pay additional purchase consideration contingent upon the respective property achieving certain financial performance goals over a specified period. Upon the closing of the acquisition, the Company estimates the fair value of any expected additional purchase consideration to be paid, which is classified as Level 3 in the fair value hierarchy. Such amounts are recorded and included in other liabilities in the accompanying unaudited condensed consolidated balance sheets and totaled approximately $0.7 million and $0.6 million as of June 30, 2011 and December 31, 2010, respectively. Changes in estimates or the periodic accretion of the estimated payments are recognized as other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

11.	Fair Value Measurements (Continued):

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value (in thousands):

	Fair Value Measurements as of June 30, 2011
	Balance at June 30, 2011	Level 1	Level 2	Level 3
Liabilities:
Derivative instruments	$1,660	$—	$1,660	$—
Contingent purchase consideration	$686	$—	$—	$686

	Fair Value Measurements as of December 31, 2010
	Balance at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$510	$—	$510	$—
Liabilities:
Derivative instruments	$836	$—	$836	$—
Contingent purchase consideration	$625	$—	$—	$625

The following information details the changes in the fair value measurements using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (in thousands):

Liabilities
Beginning balance	$625
Accretion of discounts	61

Ending balance	$686

12.	Related Party Arrangements:

On April 9, 2011, the Company entered into an advisory agreement with CNL Lifestyle Advisor Corporation (the “Advisor”). The terms of this agreement are similar to the terms of the advisory agreement the Company had with its former advisor, CNL Lifestyle Company, LLC. The individuals who served as officers of the former advisor and directors of its managing member serve in those capacities with the Advisor. Certain directors and officers of the Company hold similar positions with the Advisor and CNL Securities Corp., the managing dealer of the Company’s common stock offerings (the “Managing Dealer”).

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

12.	Related Party Arrangements (Continued):

For the quarter and six months ended June 30, 2011 and 2010, the Advisor and former advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Acquisition fees: (1)
Acquisition fees on equity proceeds	$1,781	$2,781	$6,428	$4,567
Acquisition fees from debt proceeds	7,350	—	15,180	419

Total	9,131	2,781	21,608	4,986

Asset management fees: (2)	7,813	6,702	15,311	13,189

Reimbursable expenses: (3)
Offering costs	389	815	1,086	1,620
Acquisition costs	43	29	122	67
Operating expenses	3,752	2,098	5,938	3,826

Total	4,184	2,942	7,146	5,513

Total fees earned and reimbursable expenses	$21,128	$12,425	$44,065	$23,688

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property. The fees are generally equal to 3.0% of gross offering proceeds from the sale of the Company’s common stock including proceeds from shares sold under its reinvestment plan, and 3.0% of loan proceeds in connection with the incurrence of indebtedness.

(2)	Asset management fees are equal to 0.08334% per month of the Company’s real estate asset value, which is generally the amount actually paid or allocated to the purchase, development, construction or improvement of a property, and the outstanding principal amount of any mortgage note receivable as of the end of the preceding month.

(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended June 30, 2011, operating expenses did not exceed the Expense Cap.

The Managing Dealer received fees and compensation in connection with the Company’s third and final public offering of common stock, which was completed on April 9, 2011. For the quarter and six months ended June 30, 2011 and 2010, the Company incurred the following fees to related parties in connection with shares sold in this offering (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling commissions	$3,108	$5,714	$12,855	$9,876
Marketing support fee & due diligence expense reimbursements	1,332	2,455	5,520	4,242

Total	$4,440	$8,169	$18,375	$14,118

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

12.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	June 30, 2011	December 31, 2010
Due to the Advisor and its affiliates:
Offering expenses	$191	$457
Asset management fees	—	2,291
Operating expenses	901	1,211
Acquisition fees and expenses	425	1,113

Total	$1,517	$5,072

Due to Managing Dealer:
Selling commissions	$—	$380
Marketing support fees and due diligence expense reimbursements	—	162

Total	$—	$542

Total due to affiliates	$1,517	$5,614

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $4.9 million and $5.3 million as of June 30, 2011 and December 31, 2010, respectively.

13.	Redemption of Shares:

The following details the Company’s redemption activity for the six months ended June 30, 2011 (in thousands except per share data):

2011 Quarters	First	Second	Year-To-Date
Requests in queue	3,595	4,036	3,595
Redemptions requested	1,227	2,133	3,360
Shares redeemed:
Prior period requests	(631)	(500)	(1,131)
Current period requests	(135)	(256)	(391)
Adjustments (1)	(20)	(85)	(105)

Pending redemption requests (2)	4,036	5,328	5,328

Average price paid per share	$9.79	$9.83	$9.81
FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.

(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in the Company’s offerings.

CNL LIFESTYLE PROPERTIES, INC

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements:

As discussed above in Note 9 “Indebtedness”, CNL Lifestyle Properties, Inc. (the “Issuer”) issued senior unsecured obligations which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”.) The guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating financial information as of June 30, 2011 and December 31, 2010 and for the six months ended June 30, 2011 and 2010 (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Real estate investment properties, net	$—	$1,004,094	$979,797	$—	$1,983,891
Cash	312,328	4,442	26,173	—	342,943
Investments in unconsolidated entities	—	271,862	—	—	271,862
Investments in subsidiaries	2,072,602	1,468,336	759,809	(4,300,747)	—
Mortgages and other notes receivable, net	—	62,959	118,547	(54,839)	126,667
Deferred rent and lease incentives	—	68,495	20,121	—	88,616
Other assets	18,268	21,853	19,734	—	59,855
Restricted cash	52	14,613	10,914	—	25,579
Intangibles, net	—	19,034	6,125	—	25,159
Accounts and other receivables, net	36	8,667	7,085	—	15,788

Total Assets	$2,403,286	$2,944,355	$1,948,305	$(4,355,586)	$2,940,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$—	$171,177	$301,370	$(36,604)	$435,943
Unsecured senior notes	397,063	—	—	—	397,063
Other liabilities	—	32,922	30,372	—	63,294
Accounts payable and accrued expenses	8,653	4,340	36,414	(18,235)	31,172
Security deposits	—	9,142	6,145	—	15,287
Due to affiliates	1,486	6	25	—	1,517

Total Liabilities	407,202	217,587	374,326	(54,839)	944,276

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share
Excess shares, $.01 par value per share
Common stock, $.01 par value per share	3,063	—	—	—	3,063
Capital in excess of par value	2,717,016	4,529,670	5,067,868	(9,597,538)	2,717,016
Accumulated earnings (deficit)	(44,891)	261,955	322,103	(579,293)	(40,126)
Accumulated distributions	(679,104)	(2,064,857)	(3,810,405)	5,876,084	(678,282)
Accumulated other comprehensive loss	—	—	(5,587)	—	(5,587)

	1,996,084	2,726,768	1,573,979	(4,300,747)	1,996,084

Total Liabilities and Stockholders’ Equity	$2,403,286	$2,944,355	$1,948,305	$(4,355,586)	$2,940,360

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS
Real estate investment properties, net	$—	$1,024,724	$1,000,798	$—	$2,025,522
Cash	191,410	2,471	6,636	—	200,517
Investments in unconsolidated entities	—	140,372	—	—	140,372
Investments in subsidiaries	1,749,585	1,360,748	684,057	(3,794,390)	—
Mortgages and other notes receivable, net	—	88,533	106,757	(78,863)	116,427
Deferred rent and lease incentives	—	61,198	19,750	—	80,948
Other assets	2,077	30,398	17,244	—	49,719
Intangibles, net	—	19,647	6,282	—	25,929
Restricted cash	—	12,325	7,587	—	19,912
Accounts and other receivables, net	81	8,347	6,152	—	14,580

Total Assets	$1,943,153	$2,748,763	$1,855,263	$(3,873,253)	$2,673,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$—	$334,727	$329,978	$(61,561)	$603,144
Line of credit	—	58,000	—	—	58,000
Other liabilities	—	27,413	8,142	—	35,555
Accounts payable and accrued expenses	6,528	3,671	31,536	(17,302)	24,433
Security deposits	—	9,841	6,299	—	16,140
Due to affiliates	5,585	2	27	—	5,614

Total Liabilities	12,113	433,654	375,982	(78,863)	742,886

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share
Excess shares, $.01 par value per share
Common stock, $.01 par value per share	2,847	—	—	—	2,847
Capital in excess of par value	2,523,405	3,855,043	3,350,828	(7,205,871)	2,523,405
Accumulated earnings (deficit)	(8,528)	263,777	322,429	(581,441)	(3,763)
Accumulated distributions	(586,684)	(1,803,711)	(2,188,339)	3,992,922	(585,812)
Accumulated other comprehensive loss	—	—	(5,637)	—	(5,637)

	1,931,040	2,315,109	1,479,281	(3,794,390)	1,931,040

Total Liabilities and Stockholders’ Equity	$1,943,153	$2,748,763	$1,855,263	$(3,873,253)	$2,673,926

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the quarter ended June 30, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$23,962	$17,343	$—	$41,305
Property operating revenues	—	11,680	50,202	—	61,882
Interest income on mortgages and other notes receivable	—	726	3,048	(464)	3,310

Total revenues	—	36,368	70,593	(464)	106,497

Expenses:
Property operating expenses	—	10,162	47,224	—	57,386
Asset management fees to advisor	7,813	—	—	—	7,813
General and administrative	3,171	133	488	—	3,792
Ground lease and permit fees	—	1,529	1,847	—	3,376
Acquisition fees and costs	2,038	—	(53)	—	1,985
Other operating expenses	865	673	1,349	—	2,887
Depreciation and amortization	—	14,497	15,948	—	30,445

Total expenses	13,887	26,994	66,803	—	107,684

Operating income (loss)	(13,887)	9,374	3,790	(464)	(1,187)

Other income (expense):
Interest and other income	95	(810)	(177)	—	(892)
Interest expense and loan cost amortization	(7,590)	(2,172)	(6,517)	464	(15,815)
Equity in loss of unconsolidated entities	—	2,161	—	—	2,161
Equity in earnings (loss), intercompany	5,649	(1,819)	10,689	(14,519)	—

Total other income (expense)	(1,846)	(2,640)	3,995	(14,055)	(14,546)

Net income (loss)	$(15,733)	$6,734	$7,785	$(14,519)	$(15,733)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the quarter ended June 30, 2010

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$27,637	$24,638	$—	$52,275
Property operating revenues	—	3,991	11,672	—	15,663
Interest income on mortgages and other notes receivable	—	3,091	2,184	(1,748)	3,527

Total revenues	—	34,719	38,494	(1,748)	71,465

Expenses:
Property operating expenses	—	3,333	13,214		16,547
Asset management fees to advisor	6,702	—			6,702
General and administrative	3,137	228	315		3,680
Ground lease and permit fees	—	2,383	1,003		3,386
Acquisition fees and costs	3,126	—	—		3,126
Other operating expenses	50	21	802		873
Depreciation and amortization	—	15,445	16,590		32,035

Total expenses	13,015	21,410	31,924	—	66,349

Operating income (loss)	(13,015)	13,309	6,570	(1,748)	5,116

Other income (expense):
Interest and other income (expense)	211	(384)	5		(168)
Interest expense and loan cost amortization	—	(6,645)	(7,108)	1,748	(12,005)
Equity in earnings of unconsolidated entities	—	2,525	—		2,525
Equity in earnings, intercompany	8,272	2,740	12,421	(23,433)	—

Total other income (expense)	8,483	(1,764)	5,318	(21,685)	(9,648)

Net income (loss)	$(4,532)	$11,545	$11,888	$(23,433)	$(4,532)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$52,177	$37,502	$—	$89,679
Property operating revenues	—	17,280	76,179	—	93,459
Interest income on mortgages and other notes receivable	—	2,955	6,145	(2,580)	6,520

Total revenues	—	72,412	119,826	(2,580)	189,658

Expenses:
Property operating expenses	—	20,205	74,961	—	95,166
Asset management fees to advisor	15,311	—	—	—	15,311
General and administrative	5,794	250	965	—	7,009
Ground lease and permit fees	—	3,560	2,812	—	6,372
Acquisition fees and costs	6,911	—	—	—	6,911
Other operating expenses	918	2,007	1,714	—	4,639
Depreciation and amortization	—	29,016	31,683	—	60,699

Total expenses	28,934	55,038	112,135	—	196,107

Operating income (loss)	(28,934)	17,374	7,691	(2,580)	(6,449)

Other income (expense):
Interest and other income (expense)	177	(815)	(279)	—	(917)
Interest expense and loan cost amortization	(7,590)	(8,730)	(13,552)	2,580	(27,292)
Equity in loss of unconsolidated entities	—	(1,705)	—	—	(1,705)
Equity in earnings (loss), intercompany	(16)	(7,946)	5,814	2,148	—

Total other income (expense)	(7,429)	(19,196)	(8,017)	4,728	(29,914)

Net loss	$(36,363)	$(1,822)	$(326)	$2,148	$(36,363)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2010

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$57,241	$49,423	$—	$106,664
Property operating revenues	—	7,535	33,882	—	41,417
Interest income on mortgages and other notes receivable	—	5,897	4,720	(3,567)	7,050

Total revenues	—	70,673	88,025	(3,567)	155,131

Expenses:
Property operating expenses	—	6,403	30,956	—	37,359
Asset management fees to advisor	13,189	—	—	—	13,189
General and administrative	5,403	497	873	—	6,773
Ground lease and permit fees	—	4,172	2,122	—	6,294
Acquisition fees and costs	5,951	—	—	—	5,951
Other operating expenses	90	269	1,686	—	2,045
Depreciation and amortization	—	31,165	32,026	—	63,191

Total expenses	24,633	42,506	67,663	—	134,802

Operating income (loss)	(24,633)	28,167	20,362	(3,567)	20,329

Other income (expense):
Interest and other income (expense)	547	(323)	(82)	—	142
Interest expense and loan cost amortization	—	(12,826)	(14,657)	3,567	(23,916)
Equity in earnings of unconsolidated entities	—	5,702	—	—	5,702
Equity in earnings, intercompany	26,343	19,015	38,579	(83,937)	—

Total other income (expense)	26,890	11,568	23,840	(80,370)	(18,072)

Net income	$2,257	$39,735	$44,202	$(83,937)	$2,257

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(36,117)	$29,513	$58,178	$51,574

Investing activities:
Capital expenditures	—	(6,921)	(14,570)	(21,491)
Investment in unconsolidated enitities	—	(131,476)	—	(131,476)
Distribution from unconsolidated entity	—	3,442	—	3,442
Deposits on real estate investments	—	—	(1,050)	(1,050)
Issuance of mortgage loans receivable	—	(151)	(1,896)	(2,047)
Acquisition fees on mortgage notes receivable	—	(276)	239	(37)
Principal payments received on mortgage loans receivables	—	—	79	79
Changes in restricted cash	(52)	(2,305)	(3,327)	(5,684)

Net cash used in investing activities	(52)	(137,687)	(20,525)	(158,264)

Financing activities:
Offering proceeds	187,505	—	—	187,505
Redemptions of common stock	(14,930)	—	—	(14,930)
Distributions to stockholders, net of reinvestments	(51,263)	—	—	(51,263)
Stock issuance costs	(20,763)	—	—	(20,763)
Proceeds from mortgage loans and other notes payables	—	—	18,540	18,540
Borrowings under line of credit, net of repayments	—	(58,000)	—	(58,000)
Proceeds from unsecured senior notes	396,996	—	—	396,996
Principal payments on mortgage loans	—	(141,873)	(45,033)	(186,906)
Principal payments on capital leases	—	(1,006)	(1,414)	(2,420)
Payment of loan costs	(17,477)	(199)	(1,796)	(19,472)
Transfer to (from) Issuer	(322,981)	311,223	11,758	—

Net cash provided by (used in) financing activities	157,087	110,145	(17,945)	249,287

Effect of exchange rate fluctuation on cash	—	—	(171)	(171)
Net increase in cash	120,918	1,971	19,537	142,426
Cash at beginning of period	191,410	2,471	6,636	200,517

Cash at end of period	$312,328	$4,442	$26,173	$342,943

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2010

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(24,920)	$45,713	$33,289	$54,082

Investing activities:
Acquisition of properties	—	—	(47,390)	(47,390)
Capital expenditures	—	(7,842)	(33,704)	(41,546)
Payment of contingent purchase consideration	—	(12,433)	—	(12,433)
Proceeds from disposal of assets	—	306	—	306
Issuance of mortgage loans receivable	—	(4,730)	(1,074)	(5,804)
Acquisition fees on mortgage notes receivable	—	—	(161)	(161)
Principal payments received on mortgage loans receivables	—	298	302	600
Return of short-term investments	8,201	—	—	8,201
Changes in restricted cash	—	(2,228)	(3,245)	(5,473)

Net cash provided by (used in) investing activities	8,201	(26,629)	(85,272)	(103,700)

Financing activities:
Offering proceeds	131,699	—	—	131,699
Redemptions of common stock	(25,396)	—	—	(25,396)
Distributions to stockholders, net of reinvestments	(43,703)	—	—	(43,703)
Stock issuance costs	(16,139)	—	—	(16,139)
Borrowings under line of credit, net of repayment	—	(41,483)	—	(41,483)
Proceeds from mortgage loans and other notes payables	—	—	10,999	10,999
Principal payments on mortgage loans	—	(5,444)	(8,990)	(14,434)
Principal payments on capital leases	—	(1,623)	(2,214)	(3,837)
Payment of loan costs	—	(10,868)	(2,825)	(13,693)
Transfer to (from) Issuer	(98,856)	40,400	58,456	—

Net cash provided by (used in) financing activities	(52,395)	(19,018)	55,426	(15,987)

Effect of exchange rate fluctuation on cash	—	—	(40)	(40)
Net increase (decrease) in cash	(69,114)	66	3,403	(65,645)
Cash at beginning of period	177,265	1,621	4,689	183,575

Cash at end of period	$108,151	$1,687	$8,092	$117,930

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

15.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on July 1, 2011 and August 1, 2011. These distributions are to be paid by September 30, 2011.

On August 2, 2011, the Company acquired an ownership interest in a portfolio of six senior living facilities. The Company entered into agreements with Metropolitan Connecticut Property Ventures, LLC, an affiliate of MetLife, Inc. (“Seller”), and Sunrise to acquire the portfolio through a new joint venture formed by the Company and Sunrise, CNLSun Partners II, LLC (“CNLSun II”), with an agreed upon value of approximately $131 million. The Company acquired seventy percent (70%) of the membership interests in CNLSun II for an equity contribution of approximately $18.2 million, including certain transactional and closing costs. Sunrise contributed $8.8 million, in cash, for a thirty percent (30%) membership interest in CNLSun II. CNLSun II paid down the portfolio’s existing financing with The Prudential Insurance Company of America by approximately $26.0 million resulting in a principal balance of approximately $104.5 million.

On August 5, 2011, the Company amended its revolving line of credit arrangement to increase the borrowing capacity to up to $115.4 million with substantially similar terms in exchange for the pledge of additional collateral.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of June 30, 2011 and December 31, 2010 and for the quarter and six months ended June 30, 2011 and 2010. Amounts as of December 31, 2010 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2010.

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

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of August 5, 2011, we had a portfolio of 155 lifestyle properties which when aggregated by initial purchase price is diversified as follows: approximately 23% in ski and mountain lifestyle, 20% in golf facilities, 17% in senior living, 15% in attractions, 6% in marinas and 19% in additional lifestyle properties. These assets consist of 22 ski and mountain lifestyle properties, 53 golf facilities, 35 senior living facilities, 20 attractions, 17 marinas and eight additional lifestyle properties. As of June 30, 2011, we had 150 properties with the following investment structure:

Wholly-owned:
Leased properties (1)	90
Managed properties	22
Held for development	1
Unconsolidated joint ventures:
Leased properties	14
Managed properties	23

150

FOOTNOTE:

(1)	Leased to single tenant operators (fully occupied), except for one multi-family residential property, with a weighted-average lease rate of 8.7% (based on weighted-average annualized straight-line rent due under our leases) and an average lease expiration of 17 years.

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

Recent trends in the bond markets and interest rates provided an opportunity for us to obtain unsecured senior financing at what we believe are favorable long-term fixed borrowing rates. On April 5, 2011, we issued $400 million in senior unsecured notes, a portion of which was used to refinance existing indebtedness and the remainder of which we intend to use to acquire additional lifestyle and other income producing properties and for other general corporate purposes. This new financing allowed us to extend debt maturities for an eight year term at a fixed rate that we believe is favorable and obtain new capital to continue to grow our portfolio, as we completed our third offering of common stock to new investors on April 9, 2011. During the first quarter and up through the end of the primary stock offering we experienced a significant increase in sales of our common stock and raised an additional $207.6 million.

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

We believe that the financial and operational performance of our tenants and operators, and the general conditions of the industries within which they operate, provide indicators about our tenants’ health and their ability to pay our rent. We evaluate all of our lifestyle properties as a single industry segment and review performance on a property-by property basis. During the quarter and six months ended June 30, 2011, our operators reported to us an average increase in revenue of 8.2% and 6.2% and an average increase in property-level earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 8.4% and 4.5% as compared to the same periods in the prior year. The following table illustrates comparable properties’ property-level operating results reported to us from our tenants and operators. Although these operating results are not necessarily indicative of the results we recognize from properties that are subject to triple-net leases or joint venture arrangements due to the effect of straight-lining contractual rental income in accordance with general accepted accounting principles (“GAAP”), we believe that they are indicative of the changing health of our underlying tenants and operating trends in our industry. We have no reason not to believe in the accuracy or completeness of this information, but it has not been verified (in millions):

	Quarter Ended June 30,
	2011		2010		Increase/(Decrease)
	Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA
Ski & Mountain Lifestyle	$36.8	$(9.6)	$33.2	$(10.1)	10.8%	5.3%
Golf	47.9	10.7	48.8	11.9	-2.0%	-9.6%
Attractions	57.3	11.7	53.1	11.5	8.0%	1.7%
Senior Living	38.7	11.9	34.5	10.8	12.1%	9.4%
Marinas	8.9	3.3	9.0	3.3	-1.1%	-0.5%
Additional Lifestyle Properties	41.6	9.4	35.0	7.1	18.9%	32.6%

Total	$231.2	$37.4	$213.6	$34.5	8.2%	8.4%

	Six Months Ended June 30,
	2011		2010		Increase/(Decrease)
	Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA
Ski & Mountain Lifestyle	$256.0	$94.4	$245.9	$92.0	4.1%	2.5%
Golf	81.4	16.6	81.9	18.7	-0.6%	-11.1%
Attractions	64.5	2.4	60.2	2.4	7.1%	-0.6%
Senior Living	77.6	22.9	68.0	20.6	14.2%	11.3%
Marinas	14.8	5.4	15.1	5.5	-2.2%	-1.9%
Additional Lifestyle Properties	90.6	25.3	79.7	20.6	13.6%	22.7%

Total	$584.9	$167.0	$550.8	$159.8	6.2%	4.5%

FOOTNOTE:

(1)	Represents property-level EBITDA before management fees and rent payments to us on net-leased properties, as applicable.

The overall improvement in tenant operating performance for the quarter and six months ended June 30, 2011 is primarily attributable to a strong ski season. Favorable snow conditions allowed many ski resorts throughout the industry to continue their operations beyond the normal ski season, including one of our Additional Lifestyle Properties that operates a ski area which has also shown improved performance under the management of Omni Resorts and as a result of renovations and improvements made to the property over the past several years. A number of our tenants continue to experience economic hardship partially with respect to certain golf and marina properties. Continued hardship for these tenants could result in their inability to pay rents and defaults under their leases.

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

In addition, seasonality directly impacts properties where we engage third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of June 30, 2011, we had a total of 22 managed properties consisting of two golf properties, 16 attractions properties and four additional lifestyle properties which include three waterpark hotels and one ski resort. Our consolidated operating results and cash flows during the first and fourth quarters will be lower primarily due to the non-peak operating months of our larger attractions properties, offset, by the peak operating months of our managed ski resort property. Conversely, during the second and third quarters, our consolidated operating results and cash flows will improve during the peak operating months of our large attraction properties, offset, by the non-peak operating months of our ski resort property.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions and enhancements, payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and enhancements are generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by rental income, net security deposits received from leased properties, property operating income for managed properties, interest payments on the loans we make, interest earned on our cash balances and distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could result in the need to borrow more to maintain the same level of distributions or in a decrease in the level of distributions. In addition, we have borrowing capacity under our revolving line of credit to up to $115.4 million as of the date of this filing.

Going forward, we intend to make select property acquisitions within the parameters of our conservative investment policies with our cash on hand, the proceeds from our reinvestment plan, our line of credit and other long-term debt financing including the senior unsecured notes. See “Borrowings” for additional information. If sufficient funds are not raised, or if affordable debt is unavailable, it could limit our ability to make significant acquisitions.

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

We believe that our current liquidity needs for operating expenses, debt service and cash distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash. We believe that we will be able to refinance the majority of our debt as it comes due and will be exploring additional borrowing opportunities. From time to time we will consider open market purchases of our senior unsecured securities or other indebtedness when considered advantageous. The acquisition of additional real estate investments will be dependent upon the amount and pace of capital raised through our reinvestment plan and our ability to obtain additional long-term debt financing.

Sources and Uses of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital has been from our common stock offerings. On April 9, 2011, we completed our third offering of common stock and will not commence another public offering but will continue to offer our shares of common stock to existing stockholders through our reinvestment plan. On May 2, 2011, we filed a registration statement on Form S-3 under the Securities Exchange Act of 1933, as amended, to register the sale of up to $250 million in shares of common stock (26.3 million shares at $9.50 per share) under the reinvestment plan.

As of April 9, 2011, we cumulatively raised approximately $3.2 billion (322.1 million shares) in subscription proceeds through our three public offerings, including approximately $290.1 million (30.5 million shares) received through our reinvestment plan. Upon completion of our third offering, during the period from April 10, 2011 through June 30, 2011, we received additional $21.1 million (2.2 million shares) through our reinvestment plan.

Borrowings

We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets on an annual basis. As of June 30, 2011, our leverage ratio was 28% using our total indebtedness over our total assets.

As of June 30, 2011 and December 31, 2010, our indebtedness consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Mortgages payable
Fixed rate debt	$274,291	$415,877
Variable rate debt (1)	112,365	138,666
Discount	(2,713)	(3,399)
Sellers financing
Fixed rate debt	52,000	52,000

Total mortgages and other notes payable	435,943	603,144

Line of credit	—	58,000

Unsecured senior notes	400,000	—
Discount	(2,937)	—

Total indebtedness	$833,006	$661,144

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $104.2 million and $86.5 million as of June 30, 2011 and December 31, 2010, respectively, that has been swapped to fixed rates.

Senior Unsecured Notes. On April 5, 2011, we issued $400.0 million in unsecured senior notes, which were sold at an offering price of 99.249% of par value, resulting in net proceeds to us of approximately $388.0 million, net of transaction costs, of which approximately $210.1 million was used to refinance existing debts including the pay down of our line of credit. The remaining balance will be used for future acquisitions and working capital needs. The notes will mature on April 15, 2019, and bear interest at a rate of 7.25% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on October 15, 2011. The notes are our senior unsecured obligations and are guaranteed by certain of our subsidiaries. The notes were sold at a discount with an effective rate of 7.38%.

The terms of the indenture governing the Notes, among other things, place certain limitations on our ability and certain of our subsidiaries to (i) transfer and sell assets; (ii) pay dividends or make certain distributions, buy subordinated indebtedness or securities or make certain other restricted payments; (iii) incur or guarantee additional indebtedness or issue preferred stock; (iv) incur dividend or other payment restrictions affecting restricted subsidiaries; (v) merge, consolidate or sell all or substantially all of our assets; (vi) enter into certain transactions with affiliates; or (vii) engage in business other than a business that is the same or similar to our current business or a reasonably related extension thereof. These covenants are subject to a number of limitations and exceptions that are described in the indenture. Additionally, the indenture require us to maintain, at all times, total unencumbered assets of not less than 150% of the aggregated principal amount of our restricted subsidiaries unsecured indebtedness, and a minimum interest coverage ratio. We believe we are in compliance with these covenants.

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

Other Indebtedness. On May 12, 2011, we repaid approximately $25.0 million, including interest, on one of our loans that was collateralized by one of our additional lifestyle properties.

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

We continue our negotiations to modify our non-recourse mortgage loan encumbering two waterpark hotel properties with an outstanding principal balance of approximately $62.0 million in an attempt to obtain more favorable terms. If we are successful in obtaining a modification of the loan, we may consider continuing to hold the properties long term. However, there can be no assurances that we will be successful in obtaining a modification of the loan terms. If we are unsuccessful in negotiating more favorable terms, we may decide that it is in our best interest to deed the properties back to the lender in lieu of foreclosure to satisfy the non-recourse loan.

Operating Cash Flows

Our net cash flow provided by operating activities for the six months ended June 30, 2011 and 2010 were relatively consistent and totaled approximately $51.6 million and $54.1 million, respectively. Operating cash flows primarily consists of rental income from operating leases, property operating revenues from managed properties, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances offset by payments made for operating expenses including property operating expenses and asset management fees to our Advisor.

Distributions from Unconsolidated Entities

As of June 30, 2011, we had investments in 37 properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the quarter and six months ended June 30, 2011, we received approximately $6.2 million and $9.8 million, respectively, as compared to approximately $3.2 million and $6.1 million for the same period in 2010.

The following table summarizes the distributions declared to us from our unconsolidated entities (in thousands):

Period	DMC Partnership	Intrawest Venture	Sunrise Venture (1)	Total
Quarter ended June 30, 2011	$2,578	$534	$3,867	$6,979
Quarter ended June 30, 2010	2,413	450	—	2,863

Increase (decrease)	$165	$84	$3,867	$4,116

Period	DMC Partnership	Intrawest Venture	Sunrise Venture (1)	Total
Six months ended June 30, 2011	$5,355	$1,174	$7,309	$13,838
Six months ended June 30, 2010	5,190	450	—	5,640

Increase (decrease)	$165	$724	$7,309	$8,198

FOOTNOTE:

(1)	Amount represents distribution declared to us from date of acquisition through the period presented. See “Acquisitions and Investments in unconsolidated entities” for additional information.

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

Mortgages and Other Notes Receivable, net

As of June 30, 2011 and December 31, 2010, mortgages and other notes receivable consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Principal	$122,411	$116,503
Accrued interest	2,968	2,347
Acquisition fees, net	1,358	1,750
Loan origination fees, net	(70)	(101)
Loan loss provision (1)	—	(4,072)

Total carrying amount	$126,667	$116,427

FOOTNOTE:

(1)	We settled loans and wrote off the related loan loss provision for loans that were deemed uncollectible in connection with the lease termination and settlement agreement with PARC.

During the six months ended June 30, 2011, we sold one of our attraction properties to PARC as part of the lease termination and settlement agreement and received a note from PARC for approximately $9.0 million, which is collateralized by the property sold. The loan bears interest at an annual fixed rate of 7.5% and requires monthly interest-only payments with $1.8 million in principal due in February 2016 and the remainder of the principal and accrued and unpaid interest due at maturity on February 10, 2021. In connection with the sale, no gain or loss was recognized.

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

The following table represents total distributions declared including cash distributions, distributions reinvested and distributions per share for the six months ended June 30, 2011 and 2010 (in thousands except per share data):

					Sources of Distributions Paid in Cash
Periods	Distributions Per Share	Total Distributions Declared (1)	Distributions Reinvested	Cash Distributions	Cash Flows From Operating Activities (2)
2011 Quarter
First	$0.1563	$45,040	$20,072	$24,968	$24,317	(3)
Second	0.1563	47,430	21,135	26,295	27,257

	$0.3126	$92,470	$41,207	$51,263	$51,574

2010 Quarter
First	$0.1563	$38,987	$17,463	$21,524	$25,134
Second	0.1563	40,092	17,913	22,179	28,948

	$0.3126	$79,079	$35,376	$43,703	$54,082

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by operating cash flows, FFO and MFFO and such shortfalls are instead covered by borrowings.

(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offerings and debt financings as opposed to operating cash flows. The board of directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

(3)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with borrowings.

Common Stock Redemptions

The following details our redemptions for the six months ended June 30, 2011 (in thousands except per share data).

2011 Quarters	First	Second	Year-to-Date
Requests in queue	3,595	4,036	3,595
Redemptions requested	1,227	2,133	3,360
Shares redeemed:
Prior period requests	(631)	(500)	(1,131)
Current period requests	(135)	(256)	(391)
Adjustments (1)	(20)	(85)	(105)

Pending redemption requests (2)	4,036	5,328	5,328

Average price paid per share	$9.79	$9.83	$9.81

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.

(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

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

Stock Issuance Costs and Other Related Party Arrangements

On April 9, 2011, the Company entered into an advisory agreement with CNL Lifestyle Advisor Corporation (the “Advisor”). The terms of this agreement are similar to the terms of the advisory agreement the Company had with its former advisor, CNL Lifestyle Company, LLC. The individuals who served as officers of the former advisor and directors of its managing member serve in those capacities with the Advisor. Certain directors and officers of the Company hold similar positions with the Advisor and CNL Securities Corp., the managing dealer of the Company’s common stock offerings (the “Managing Dealer”).

Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, the parent of our Advisor and indirect parent of the Managing Dealer. The Managing Dealer received fees and compensation in connection with our common stock offerings, the final of which was completed on April 9, 2011, and the Advisor receives fees and compensation in connection with the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $55.3 million and $32.3 million for the six months ended June 30, 2011 and 2010, respectively. Of these amounts, approximately $1.5 million and $5.6 million is included in the due to affiliates line item in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively. Our Advisor and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the six months ended June 30, 2011 and 2010 were approximately $7.1 million and $5.5 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year. For the expense years ended June 30, 2011 and 2010, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $4.9 million and $5.3 million as of June 30, 2011 and December 31, 2010, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2010 for a summary of our other Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

As of June 30, 2011 and 2010, we had invested in 150 and 121 properties, respectively, through the following investment structures:

	June 30,
	2011	2010
Wholly-owned:
Leased properties	90	106
Managed properties	22	5
Held for development	1	2
Unconsolidated joint ventures:
Leased properties	14	8
Managed properties	23	—

	150	121

As we expected, beginning in the first quarter of 2011 we began to experience significant effects of seasonality on our operating results due to the transition of certain attractions properties from leased to managed properties during their seasonally slow period. Accordingly, our unaudited condensed consolidated results of operations, as well as our FFO and MFFO for the quarter and six months ended June 30, 2011 and 2010 are not directly comparable primarily as a result of: (i) the reduction in rental income from 17 properties that were previously leased in 2010 and converted to managed properties in 2011, and (ii) the property level operating revenues and expenses that we began recognizing on the 16 managed attraction properties that were previously leased, the most significant of which are operated seasonally and were experiencing their non-peak operating months until June of 2011 resulting in net operating losses for the six months ended June 30, 2011 primarily due to wages, insurance, property taxes and pre-season costs and the absence of revenues during the off-season.

The elimination of rental income from the attractions properties was not immediately replaced with property operating revenues, as many of the larger gated attraction properties were closed for the off-season and not generating income until June 2011. However, these attractions properties experience their high season over the summer months and will generate the majority of their revenues and income in the third quarter. These significant variations in seasonal operations were anticipated, and our results of operations, FFO and MFFO for the quarter and six months ended June 30, 2011 are consistent with expectations.

The following is an analysis and discussion of our operations for the quarter and six months ended June 30, 2011 as compared to the same periods in 2010 (in thousands except per share data):

	Quarter Ended
	June 30,
	2011	2010	$ Change	% Change
Revenues:
Rental income from operating leases	$41,305	$52,275	$(10,970)	-21.0%
Property operating revenues	61,882	15,663	46,219	295.1%
Interest income on mortgages and other notes receivable	3,310	3,527	(217)	-6.2%

Total revenues	106,497	71,465	35,032	49.0%

Expenses:
Property operating expenses	57,386	16,547	40,839	246.8%
Asset management fees to advisor	7,813	6,702	1,111	16.6%
General and administrative	3,792	3,680	112	3.0%
Ground lease and permit fees	3,376	3,386	(10)	-0.3%
Acquisition fees and costs	1,985	3,126	(1,141)	-36.5%
Other operating expenses	2,887	873	2,014	230.7%
Depreciation and amortization	30,445	32,035	(1,590)	-5.0%

Total expenses	107,684	66,349	41,335	62.3%

Operating income (loss)	(1,187)	5,116	(6,303)	-123.2%

Other income (expense):
Interest and other expense	(892)	(168)	(724)	431.0%
Interest expense and loan cost amortization	(15,815)	(12,005)	(3,810)	-31.7%
Equity in earnings of unconsolidated entities	2,161	2,525	(364)	-14.4%

Total other expense	(14,546)	(9,648)	(4,898)	-50.8%

Net loss	$(15,733)	$(4,532)	$(11,201)	247.2%

Loss per share of common stock (basic and diluted)	$(0.05)	$(0.02)	$(0.03)	-1500.0%

Weighted average number of shares of common stock outstanding (basic and diluted)	304,595	257,727

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change
Revenues:
Rental income from operating leases	$89,679	$106,664	$(16,985)	-15.9%
Property operating revenues	93,459	41,417	52,042	125.7%
Interest income on mortgages and other notes receivable	6,520	7,050	(530)	-7.5%

Total revenues	189,658	155,131	34,527	22.3%

Expenses:
Property operating expenses	95,166	37,359	57,807	154.7%
Asset management fees to advisor	15,311	13,189	2,122	16.1%
General and administrative	7,009	6,773	236	3.5%
Ground lease and permit fees	6,372	6,294	78	1.2%
Acquisition fees and costs	6,911	5,951	960	16.1%
Other operating expenses	4,639	2,045	2,594	126.8%
Depreciation and amortization	60,699	63,191	(2,492)	-3.9%

Total expenses	196,107	134,802	61,305	45.5%

Operating income (loss)	(6,449)	20,329	(26,778)	-131.7%

Other income (expense):
Interest and other income (expense)	(917)	142	(1,059)	-745.8%
Interest expense and loan cost amortization	(27,292)	(23,916)	(3,376)	-14.1%
Equity in earnings (loss) of unconsolidated entities	(1,705)	5,702	(7,407)	-129.9%

Total other expense	(29,914)	(18,072)	(11,842)	-65.5%

Net income (loss)	$(36,363)	$2,257	$(38,620)	-1711.1%

Earnings (loss) per share of common stock (basic and diluted)	$(0.12)	$0.01	$(0.13)	-1300.0%

Weighted average number of shares of common stock outstanding (basic and diluted)	297,376	254,048

Rental income from operating leases. Overall, we experienced a net decrease of 21.0% and 15.9% in rental income for the quarter and six months ended June 30, 2011 as compared to the same periods in 2010, respectively. The decrease is attributable to the lease terminations in the prior year, offset, in part, by capital expansion projects that have increased the lease basis and base rents for certain of our properties. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands).

Properties Subject to Operating Leases	Number of Properties	Total Rental Income for the Quarter Ended June 30,		Percentage of Increase / (Decrease) Period-over- Period in Rental Income	Percentage of Total 2011 Rental Income	Percentage of Total 2010 Rental Income	Percentage of Total Decrease in Rental Income
		2011	2010
Acquired prior to April 1, 2010 (1)	87	$37,351	$37,558	-0.6%	90.4%	71.9%	1.9%
Acquired after April 1, 2010 (1)	3	3,617	2,061	75.5%	8.8%	3.9%	-14.2%
Terminated leases (2)	21	337	12,656	-97.3%	0.8%	24.2%	112.3%

Total		$41,305	$52,275	-21.0%	100.0%	100.0%	100.0%

Properties Subject to Operating Leases	Number of Properties	Total Rental Income for the Six Months Ended June 30,		Percentage of Increase / (Decrease) Period-over- Period in Rental Income	Percentage of Total 2011 Rental Income	Percentage of Total 2010 Rental Income	Percentage of Total Decrease in Rental Income
		2011	2010
Acquired prior to January 1, 2010 (1)	83	$82,316	$80,999	1.6%	91.8%	75.9%	-7.8%
Acquired after January 1, 2010 (1)	7	6,947	2,545	173.0%	7.7%	2.4%	-25.9%
Terminated leases (2)	21	416	23,120	-98.2%	0.5%	21.7%	133.7%

Total		$89,679	$106,664	-15.9%	100.0%	100.0%	100.0%

FOOTNOTES:

(1)	The numbers only include our consolidated properties operated under long-term triple-net leases and our multi-family residential property.

(2)	This represents rental income on properties prior to the lease terminations.

As of June 30, 2011 and 2010, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.7% and 8.8%, respectively. These rates are based on annualized straight-lined base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and themepark operations and other service revenues. The following information summarizes the revenues of our properties that are managed by third-party operators for the quarter and six months ended June 30, 2011 and 2010 (in thousands):

Properties Managed Under Third-party Operators	Number of Properties	Property Operating Revenues for the Quarter Ended June 30,		Percentage of Increase Period-over- Period in Property Operating Revenues	Percentage of Total 2011 Property Operating Revenues	Percentage of Total 2010 Property Operating Revenues	Percentage of Total Increase in Property Operating Revenues
		2011	2010
Managed prior to April 1, 2010
Golf	2	$2,583	$3,991	-35.3%	4.2%	25.5%	-3.0%
Additional Lifestyle Properties	3	15,148	11,672	29.8%	24.5%	74.5%	7.5%
Managed after June 30, 2010
Attractions	16	41,329	—	n/a	66.8%	n/a	89.4%
Additional Lifestyle Properties	1	2,822	—	n/a	4.5%	n/a	6.1%

Total		$61,882	$15,663	295.1%	100.0%	100.0%	100.0%

Properties Managed Under Third-party Operators	Number of Properties	Property Operating Revenues for the Six Months Ended June 30,		Percentage of Increase Period-over- Period in Property Operating Revenues	Percentage of Total 2011 Property Operating Revenues	Percentage of Total 2010 Property Operating Revenues	Percentage of Total Increase in Property Operating Revenues
		2011	2010
Managed prior to January 1, 2010
Golf	2	$6,270	$7,535	-16.8%	6.7%	18.2%	-2.4%
Additional Lifestyle Properties	3	39,427	33,882	16.4%	42.2%	81.8%	10.7%
Managed after June 30, 2010
Attractions	16	43,275	—	n/a	46.3%	n/a	83.1%
Additional Lifestyle Properties	1	4,487	—	n/a	4.8%	n/a	8.6%

Total		$93,459	$41,417	125.7%	100.0%	100.0%	100.0%

As of June 30, 2011 and 2010, we had a total of 22 and five managed properties, respectively, the majority of which are operated seasonally due to geographic location, climate and weather patterns as discussed above. The increase in property operating revenue is primarily attributable to the attractions properties that were previously leased to third party tenants in the previous year. We began recording property operating revenues from the attractions properties in 2011 which were previously providing rental revenue in 2010. In addition, one of our Additional Lifestyle Properties has shown improved performance under the management of Omni Resorts and as a result of renovations and improvements made to the property over the past several years. The property operating revenues from our managed golf properties were lower primarily as a result of one course being re-leased during the quarter ended June 30, 2011, therefore recording its operations for a partial period in 2011 as compared to full period in 2010.

Interest income on mortgages and other notes receivable. For the quarter and six months ended June 30, 2011, we earned interest income of approximately $3.3 million and $6.5 million as compared to $3.5 million and $7.1 million for the quarter and six months ended June 30, 2010, respectively, on our performing loans with an aggregate principal balance of approximately $122.4 million and $145.4 million as of June 30, 2011 and 2010, respectively. The decrease is attributable to three loans that were deemed uncollectible in connection with PARC’s lease terminations and were written-off in the third quarter of 2010, offset, in part, by additional loans made by us subsequent to June 30, 2010.

Property operating expenses. Property operating expenses from managed properties increased principally as a result of the attractions properties that were previously subject to net lease arrangements in 2010 and are now managed by third party operators on our behalf. The following information summarizes the expenses of our properties that are managed by third-party operators for the quarter and six months ended June 30, 2011 and 2010 (in thousands):

Properties Managed Under Third-party Operators	Number of Properties	Property Operating Expenses for the Quarter Ended June 30,		Percentage of Increase Period-over- Period in Property Operating Expenses	Percentage of Total 2011 Property Operating Expenses	Percentage of Total 2010 Property Operating Expenses	Percentage of Total Increase in Property Operating Expenses
		2011	2010
Managed prior to April 1, 2010
Golf	2	$2,112	$3,332	-36.6%	3.7%	20.1%	-3.0%
Additional Lifestyle Properties	3	15,246	13,215	15.4%	26.6%	79.9%	5.0%
Managed after June 30, 2010
Attractions	16	37,514	—	n/a	65.3%	n/a	91.8%
Additional Lifestyle Properties	1	2,514	—	n/a	4.4%	n/a	6.2%

Total		$57,386	$16,547	246.8%	100.0%	100.0%	100.0%

Properties Managed Under Third-party Operators	Number of Properties	Property Operating Expenses for the Six Months Ended June 30,		Percentage of Increase Period-over- Period in Property Operating Expenses	Percentage of Total 2011 Property Operating Expenses	Percentage of Total 2010 Property Operating Expenses	Percentage of Total Increase in Property Operating Expenses
		2011	2010
Managed prior to January 1, 2010
Golf	2	$5,478	$6,403	-14.4%	5.8%	17.1%	-1.6%
Additional Lifestyle Properties	3	33,807	30,956	9.2%	35.5%	82.9%	4.9%
Managed after June 30, 2010
Attractions	16	51,514	—	n/a	54.1%	n/a	89.1%
Additional Lifestyle Properties	1	4,367	—	n/a	4.6%	n/a	7.6%

Total		$95,166	$37,359	154.7%	100.0%	100.0%	100.0%

Asset management fees to advisor. Monthly asset management fees of 0.08334% of invested assets are paid to the Advisor for the management of our real estate, loans and other permitted investments. Asset management fees to our advisor were approximately $7.8 million and $15.3 million for the quarter and six months ended June 30, 2011 and approximately $6.7 million and $13.2 million for the quarter and six months ended June 30, 2010, respectively. The increase in such fees is due to the acquisition of additional real estate properties and loans made subsequent to June 30, 2010.

General and administrative. General and administrative expenses were approximately $3.8 million and $7.0 million for the quarter and six months ended June 30, 2011 as compared to $3.7 million and $6.8 million for the quarter and six months ended June 30, 2010, respectively. The slight increase is primarily due to an increase in legal expense relating to the PARC lease termination and settlement agreement and in transfer agent fees, offset, in part, by reduction in professional services.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and, with respect to properties that are subject to our triple-net leases, are paid by the tenants in accordance with the terms of our leases with those tenants. These expenses have corresponding equivalent revenues included in rental income from operating leases. For the quarter and six months ended June 30, 2011, ground lease and land permit fees were approximately $3.4 million and $6.4 million as compared to $3.4 million and $6.3 million for the quarter and six months ended June 30, 2010, respectively. The slight increase is attributable to the growth of our property portfolio offset against the reduction in gross revenue of certain underlying properties reducing ground lease and permit fees.

Acquisition fees and costs. Acquisition fees are paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and are generally 3% of gross offering proceeds. Acquisition fees and costs totaled approximately $2.0 million and $6.9 million for the quarter and six months June 30, 2011 and approximately $3.1 million and $6.0 million for the quarter and six months ended June 30, 2010, respectively. The decrease for the quarter ended June 30, 2011 is primarily due to the reduction in the sale of our common stock resulting from the completion of our third offering on April 9, 2011. The increase for the six months ended June 30, 2011 is primarily due to higher sales of our common stock, which for the six months ended June 30, 2011, totaled approximately $228.7 million as compared to $177.5 million during the same period in 2010.

Other operating expenses. Other operating expenses totaled approximately $2.9 million and $4.6 million for the quarter and six months ended June 30, 2011 as compared to approximately $0.9 million and $2.0 million for the quarter and six months ended June 30, 2010, respectively. The increase is primarily attributable to the bad debt expense resulting from the write-off of past due rents receivable that were deemed uncollectible and lease termination loss of approximately $2.1 million.

Depreciation and amortization. Depreciation and amortization expenses were approximately $30.4 million and $60.7 million for the quarter and six months ended June 30, 2011 as compared to approximately $32.0 million and $63.2 million for the quarter and six months ended June 30, 2010, respectively. The slight decrease is primarily due to the recording of an impairment provision reducing the carrying value on two waterpark hotel properties in 2010 which reduced the depreciation expense applicable to those properties, offset, in part, by depreciation on newly acquired properties.

Interest and other income (expense). Interest and other income (expense) totaled approximately $(0.9) million for both the quarter and six months ended June 30, 2011 as compared to approximately $(0.2) million and $0.1 million for the quarter and six months June 30, 2010, respectively. The change is primarily due to the prepayment fees on loans that were repaid and a general decrease in rates paid by depository institutions on short-term deposits and a loss from disposals of fixed assets. During the quarter and six months ended June 2011, we received an average yield of 0.11% and 0.15% as compared to an average yield of 0.27% and 0.67% during the same periods in 2010.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $15.8 million and $27.3 million for the quarter and six months ended June 2011 as compared to approximately $12.0 million and $23.9 million for the same periods in 2010. The increase is attributable to the issuance of our unsecured senior notes, offset by the repayment and troubled debt restructuring of our loans subsequent to June 30, 2010.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Quarter Ended June 30,
	2011	2010	$ Change	% Change
DMC Partnership	$2,687	$2,687	$—	0.0%
Intrawest Venture	269	(162)	431	-266.0%
Sunrise Venture	(795)	—	(795)	n/a

Total	$2,161	$2,525	$(364)

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
DMC Partnership	$5,342	$5,341	$1	0.0%
Intrawest Venture	709	361	348	96.4%
Sunrise Venture	(7,756)	—	(7,756)	n/a

Total	$(1,705)	$5,702	$(7,407)

Equity in earnings (loss) of unconsolidated entities decreased by approximately $0.4 million and $7.4 million for the quarter and six months ended June 30, 2011, respectively, as compared to the same periods in 2010, primarily due to the loss allocated to us from the Sunrise Venture. The Sunrise Venture was formed on January 10, 2011. In connection with the initial formation of the venture and acquisition of the 29 senior living facilities, the venture incurred approximately $10.2 million in non-recurring transaction costs, which contributed to the venture’s net loss for the six months ended and reduced the equity in earnings we recorded from the Sunrise Venture. However, equity in earnings or losses is allocated using the HLBV method, which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of distribution preferences we have. During the quarter and six months ended June 30, 2011, the Sunrise Venture declared distributions to us totaling $3.9 million and $7.3 million, representing our full 11.5% preferred return in accordance with the venture agreement and property-level revenue increased 14.2% for the six months ended June 30, 2011 as compared to the same periods in 2010. See “Acquisitions and Investment in Unconsolidated Entities” above for additional information on our preferred return.

Net income (loss) and earnings (loss) per share of common stock. The change in net income (loss) and earnings (loss) per share for the quarter ended June 30, 2011 as compared to 2010 was primarily attributable to the replacement of rent revenues of approximately $10.7 million for the quarter ended June 30, 2010 with property net operating income of approximately $4.1 million for the quarter ended June 30, 2011 as a result of the transition of 17 attraction properties and one additional lifestyle property from lease structures to managed structures during their off-season. This represents period over period total change of approximately $6.6 million and will substantially improve in the third quarter when these properties experience their seasonally busy period. Additionally, we recorded an increase in interest expense of approximately $3.8 million from the issuance of the unsecured senior notes.

The change in net income (loss) and earnings (loss) per share for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily attributable to the replacement of rent revenues of approximately $20.4 million for the six months ended June 30, 2010 with property net operating losses of approximately $7.9 million for the six months ended June 30, 2011 as a result of the transition of 17 attraction properties and one additional lifestyle property from lease structures to managed structures during their off-season. This represents period over period total change of approximately $28.3 million and will substantially improve in the third quarter when these properties experience their seasonally busy period. Additionally, we recorded a lower amount of equity in earnings from our unconsolidated entities as a result of approximately $6.1 million representing our share of the initial transaction costs incurred upon the formation of the Sunrise Venture in 2011 and an increase in interest expense of approximately $3.4 million as a result of the issuance of the unsecured senior notes.

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

In addition to FFO, management uses MFFO as defined by the Investment Program Association (“IPA”) as a non-GAAP supplemental financial performance measure to evaluate our operating performance. MFFO includes funds generated by the operation of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO but includes certain additional adjustments for changes in the accounting and reporting principles under GAAP that have been modified or put into effect since the establishment of NAREIT’s definition of FFO. These changes have resulted in a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include the treatment of acquisition fees and expenses, contingent purchase consideration subsequent to and connection with acquisitions, amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives, the effects of straight-line rent revenue recognition for leases and adjustments on notes receivables, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, non-cash impairment charges and certain other items. Management uses MFFO to evaluate the financial performance of our investment portfolio. In addition, management uses MFFO as one of the metrics to evaluate and establish our distribution policy and the sustainability thereof. We believe MFFO is one of several measures that may be useful to investors in evaluating the potential performance of our portfolio.

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

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the quarter and six months ended June 30, 2011 and 2010 (in thousands). We adopted the IPA’s definition of MFFO for the quarter and six months ended June 30, 2011 and restated our calculation of MFFO the same periods for 2010 based on the IPA’s definition.

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(15,733)	$(4,532)	$(36,363)	$2,257
Adjustments:
Depreciation and amortization	30,445	32,035	60,699	63,191
Net effect of FFO adjustment from unconsolidated entities (1)	5,027	2,775	10,785	5,685

Total funds from operations	19,739	30,278	35,121	71,133

Acquisition fees and expenses	1,985	3,126	6,911	5,951
Straight-line adjustments for leases and notes receivables	(6,922)	(7,232)	(11,515)	(13,625)
Amortization of above/below market intangible assets and liabilities	—	166	2	378
Loss from early extinguishment of debt	1,453	—	1,453	—
Impairments of lease related investments	468	—	686	—
Accretion of discounts/amortization of premiums for debt investments	213	511	429	963
MFFO adjustment from unconsolidated entities
Acquisition fees and expenses	—	—	3,251	—
Straight-line adjustments for leases and notes receivables	29	(126)	(15)	(250)
Loss on extinguishment of debt	—	—	2,869	—
Amortization of above/below market intangible assets and liabilities	—	(19)	(37)	(38)

Modified funds from operations	$16,965	$26,704	$39,155	$64,512

Weighted average number of shares of common stock outstanding (basic and diluted)	304,595	257,727	297,376	254,048

FFO per share (basic and diluted)	$0.06	$0.12	$0.12	$0.28

MFFO per share (basic and diluted)	$0.06	$0.10	$0.13	$0.25

FOOTNOTE:

(1)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.

Total FFO and FFO per share was approximately $19.7 million and $35.1 million or $0.06 and $0.12 for the quarter and six months ended June 31, 2011, respectively. Comparatively, FFO and FFO per share was approximately $30.3 million and $71.1 million or $0.12 and $0.28 for the quarter and six months ended June 30, 2010, respectively. The decrease in FFO and FFO per share is attributable principally to the replacement of rent revenues of approximately $20.4 million for the six months ended June 30, 2010 with property net operating losses of approximately $7.9 million for the six months ended June 30, 2011 as a result of the transition of 17 attraction properties and one additional lifestyle property from lease structures to managed structures during their off-season. This represents period over period total change of approximately $28.3 million and will substantially improve in the third quarter when these properties experience their seasonally busy period. Additionally, we recorded a lower amount of equity in earnings from our unconsolidated entities as a result of approximately $6.1 million representing our share of the initial transaction costs incurred upon the formation of the Sunrise Venture in 2011 and an increase in interest expense of approximately $3.4 million as a result of the issuance of the unsecured senior notes.

Total MFFO and MFFO per share was approximately $17.0 million and $39.2 million or $0.06 and $0.13 for the quarter and six months ended June 30, 2011, respectively. Comparatively, MFFO and MFFO per share was approximately $26.7 million and $64.5 million or $0.10 and $0.25 for the quarter and six months ended June 30, 2010, respectively. The change was primarily attributable to the replacement of cash rental receipts of approximately $17.6 million for the six months ended June 30, 2010 with property net operating losses of approximately $7.9 million for the six months ended June 30, 2011 as a result of the transition of 17 attraction properties and one additional lifestyle property from lease structures to managed structures during their off-season. This represents period over period total change of approximately $25.5 million and will substantially improve in the third quarter when these properties experience their seasonally busy period. We also experienced an increase in interest expense of approximately $3.4 million as a result of the issuance of the unsecured senior notes.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss), less (i) discontinued operations and (ii) other income, plus (i) interest expense, net, and loan cost amortization and (ii) depreciation and amortization, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(15,733)	$(4,532)	$(36,363)	$2,257
Interest and other (income) expense	892	168	917	(142)
Interest expense and loan cost amortization	15,815	12,005	27,292	23,916
Equity in (earnings) loss of unconsolidated entities	(2,161)	(2,525)	1,705	(5,702)
Depreciation and amortization	30,445	32,035	60,699	63,191
Straight-line adjustments for leases and notes receivables	(6,922)	(7,232)	(11,515)	(13,625)
Cash distributions from unconsolidated entities	6,219	3,227	9,849	6,066

Adjusted EBITDA	$28,555	$33,146	$52,584	$75,961

As consistent with the period over period decline in MFFO, Adjusted EBITDA declined from approximately $76.0 million for the six months ended June 30, 2010 to $52.6 million for the six months ended June 30, 2011 primarily as a result of the replacement of cash received from rents with seasonal net operating losses for the 17 attraction properties that converted from lease structures to managed structures during their off-season.

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

EVENTS OCCURRING SUBSEQUENT TO JUNE 30, 2011

Our board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on July 1, 2011 and August 1, 2011. These distributions are to be paid by September 30, 2011.

On August 2, 2011, we acquired an ownership interest in a portfolio of six senior living facilities. We entered into agreements with Metropolitan Connecticut Property Ventures, LLC, an affiliate of MetLife, Inc. (“Seller”), and Sunrise to acquire the portfolio through a new joint venture formed by us and Sunrise, CNLSun Partners II, LLC (“CNLSun II”), with an agreed upon value of approximately $131.0 million. We acquired seventy percent (70%) of the membership interests in CNLSun II for an equity contribution of approximately $18.2 million, including certain transactional and closing costs. Sunrise contributed $8.8 million, in cash, for a thirty percent (30%) membership interest in CNLSun II. CNLSun II paid down the portfolio’s existing financing with The Prudential Insurance Company of America by roughly $26.0 million resulting in a principal balance of approximately $104.5 million.

On August 5, 2011, we amended our revolving line of credit arrangement to increase the borrowing capacity to up to $115.4 million with substantially similar terms in exchange for the pledge of additional collateral.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of June 30, 2011:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3 (4)	Years 3-5	More than 5 years	Total
Mortgages and other notes payable
(principal and interest) (1)	$85,537	$116,410	$212,383	$105,317	$519,647
Unsecured senior notes (2)	29,000	58,000	58,000	480,958	625,958
Obligations under capital leases	2,493	3,257	314	—	6,064
Obligations under operating leases (3)	14,376	28,752	28,683	246,793	318,604

Total	$131,406	$206,419	$299,380	$833,068	$1,470,273

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties, and the senior unsecured notes of $400.0 million of which approximately $210.1 million was used to refinance existing mortgage debts. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve. See “Borrowings” for additional information on the terms of the senior unsecured notes.

(2)	On April 5, 2011, we issued $400.0 million in unsecured senior notes, which were sold at an offering price of 99.249% of par value. The senior notes mature on April 15, 2019 and bear interest at a rate of 7.25% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year beginning on October 15, 2011.

(3)	This line item represents obligations under ground leases, concession holds and land permits of which the majority are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

(4)	Includes mortgage loans of approximately $62.0 million that may be accelerated at the option of the lender.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Contingent purchase consideration (1)	$686	$—	$—	$—	$686
Capital improvements (2)	35,200	4,891	—	—	40,091
Loan commitments (3)	808	—	—	—	808

Total	$36,694	$4,891	$—	$—	$41,585

FOOTNOTES:

(1)	In connection with the acquisition of Wet’n’Wild Hawaii in 2009, we agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years, of which approximately $12.4 million was paid as of June 30, 2011. The additional purchase price consideration is not to provide compensation for services but is based on the property achieving certain financial performance goals. In accordance with relevant accounting standards, we recorded the fair value of this contingent liability in our consolidated balance sheets as of June 30, 2011.

In connection with our acquisition on March 12, 2010 of four marinas, we agreed to pay additional purchase consideration up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, we have determined, based on our estimates and the likelihood of the properties achieving such thresholds, that the fair value of the liability was zero as of June 30, 2011.

(2)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

(3)	In connection with certain loans we have made, we are committed to fund, in aggregate, approximately $10.1 million in construction loans of which approximately $9.3 million was drawn as of June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2011		2012	2013	2014	2015	Thereafter (1)		Total	Fair Value
Fixed rate debt	$55,273		$7,910	$67,866	$8,222	$87,689	$499,332		$726,292	$716,095	(4)
Weighted average interestrates of maturities	9.31%		6.14%	6.09%	6.11%	6.18%	7.04%		6.99%
Variable rate debt	1,842		3,586	3,644	21,217	16,629	65,446		112,364	112,236	(5)
Average interest rate	Prime or LIBOR + 2	% (2)				CDOR + 3.75%	LIBOR + Spread	(2)(3)

Total debt	$57,115		$11,496	$71,510	$29,439	$104,318	$564,778		$838,656	$828,331

FOOTNOTES:

(1)	In connection with the completion of our unsecured senior notes on April 5, 2011, we refinanced approximately $210.1 million in existing mortgage debts. See “Borrowings” for additional information.

(2)	The 30-day LIBOR rate was approximately 0.19% at June 30, 2011. The 30-day CDOR rate was approximately 1.20% at June 30, 2011.

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

(4)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2011. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

(5)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2011. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.3 million for the six months June 30, 2011. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Our fixed rate mortgage and other notes receivable, which totaled $122.4 million and $116.5 million at June 30, 2011 and December 31, 2010, respectively, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $123.3 million and $110.8 million at June 30, 2011 and December 31, 2010, respectively.

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

Risks Related to Senior Unsecured Notes

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes. Our substantial level of indebtedness could have other important consequences and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•

make it more difficult for us to satisfy our financial obligations under the notes, our other indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•	prevent us from raising the funds necessary to repurchase notes tendered to us if there is a change of control, which would constitute a default under the indenture governing the notes;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	limit management’s discretion in operating our business;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, distributions and other general corporate purposes;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to make payments with respect to the notes and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our Company and industry, many of which are beyond our control. In addition, the indenture contains financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debts.

The indenture governing the notes imposes significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business. The indenture governing the notes contains covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

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

Additionally, the indenture requires us to maintain at all times total unencumbered assets of not less than 150% of the aggregated principle amount of our and our restricted subsidiaries unsecured indebtedness.

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

Our ability to comply with these covenants will likely be affected by events beyond our control, and we cannot assure you that we will satisfy those requirements. A breach of any of these provisions could result in a default under our credit facility, the indenture governing the notes or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and indentures, if any then exist governing the notes and the terms of our other indebtedness outstanding at such time. If the amounts outstanding under the notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

Company Related Risks

There may be conflicts of interest because of interlocking boards of directors with affiliated companies; there will be competing demands on our officers and directors and they may not devote all of their attention to us which could have a material adverse effect on our business and financial condition.

Mr. Seneff and Mr. Bourne, our chairman and vice chairman, respectively, are also officers and directors of our Advisor and other affiliated entities and may experience conflicts of interest in managing us because they also have management responsibilities for other companies including companies that may invest in some of the same types of assets in which we may invest. In addition, substantially all of the other companies that they work for are affiliates of us and/or our Advisor. Our independent directors also are independent directors of CNL Properties Trust, Inc. (“CPT”), a corporation that intends to operate as a REIT and is sponsored by CNL Financial Group, LLC (“CFG”), our sponsor, and that is currently conducting its initial public offering of common stock. For these reasons, all of these individuals will share their time and services among those companies and us and will not devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

In addition, our executive officers and other senior managers and other officers serve as officers of, and are expected to devote significant time to CPT and may serve as officers of, and devote time to, other companies which may be affiliated with us in the future. These officers may experience conflicts of interest in managing us because they also have management responsibilities for CPT. For these reasons, these officers will share their management time and services among CPT and us and will not devote all of their attention to us and could take actions that are more favorable to CPT than to us.

Other real estate investment programs sponsored by CFG use investment strategies that are similar to ours. Our advisor and its affiliates and their and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

One or more real estate investment programs sponsored by CFG may be seeking to invest in properties and other real estate-related investments similar to the assets we are seeking to acquire. In addition to CPT, CFG has two other public active real estate investment programs which have investment strategies similar to ours. All of these programs invest in commercial properties. As a result, we may be buying properties and other real estate-related investments at the same time as other programs sponsored by CFG and managed by the executive officers of our Advisor or its affiliates are also buying properties and other real estate-related investments. We cannot assure you that properties we want to acquire will be allocated to us in this situation. CFG is not required to allocate each prospective investment to our Advisor for review. Our Advisor may choose a property that provides lower returns to us than a property allocated to another program sponsored by CFG. In addition, we may acquire properties in geographic areas where other programs sponsored by CFG own properties. If one of such other programs sponsored by CFG attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On April 9, 2011, we completed our final offering of common stock, and as of that date, we cumulatively raised approximately $3.2 billion (322.1 million shares) in subscription proceeds through three public offerings, including approximately $290.1 million (30.5 million shares) received through the reinvestment plan. On May 2, 2011, we filed a registration statement on Form S-3 under the Securities Exchange Act of 1933, as amended, to register the sale of up to $250 million in shares of common stock (26.3 million shares at $9.50 per share) for issuance under our reinvestment plan. During the period from April 10, 2011 through June 30, 2011, we also received $21.1 million (2.2 million shares) through our reinvestment plan. The amount of shares sold through our reinvestment plan and the gross offering proceeds received from our common stock offerings does not include 20,000 shares purchased by the Advisor for $200,000 prior to the commencement of our common stock offerings or 117,706 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, the parent company of our Advisor and wholly owned indirectly by our chairman of the board and his wife.

As of June 30, 2011, we incurred the following aggregate expenses in connection with the issuance of our registered common stock (in thousands):

Selling commissions	$199,849
Marketing support fee and due diligence expense reimbursements	84,295
Offering costs and expenses	46,728

Offering and stock issuance costs	$330,872

Our net proceeds from our completed offerings and our reinvestment plan, after deducting the total expenses described above, were approximately $2.9 billion at June 30, 2011. As of June 30, 2011, we invested approximately $2.5 billion in properties, loans and other permitted investments.

Redemption of Shares and Issuer Purchases of Equity Securities

For the six months ended June 30, 2011, we received total redemption requests of approximately 3.4 million shares, of which 1.1 million shares relating to prior period requests were redeemed and 0.4 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $9.81. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Common Stock Redemptions.”

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25.0% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5.0% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the six months ended June 30, 2011, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan
April 1, 2011 through April 30, 2011	—		—	9,013,208
May 1, 2011 through May 31, 2011	—		—	9,013,208
June 1, 2011 through June 30, 2011	756,213	$9.83	756,213	9,332,344	(1)

Total	756,213		756,213

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 5.	Other Information – None

Item 6.	Exhibits

The following documents are filed or incorporated as part of this report.

4.1	Indenture, dated as of April 5, 2011, by and among CNL Lifestyle Properties, Inc. as issuer, the guarantors party thereto, and
Wilmington Trust FSB, as trustee, including the form of 7.25% Notes due 2019 (Previously filed as Exhibit 4.1 to the
Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)

4.2	Form of 7.25% Senior Notes due 2019 (included in the Indenture listed as Exhibit 4.1 herein) (Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)

4.3	Registration Rights Agreement, dated as of April 5, 2011, by and among the CNL Lifestyle Properties, Inc, certain subsidiaries of the Company, as guarantors thereto and Jefferies & Company, Inc. and Merrill, Lynch, Pierce, Fenner & Smith, Incorporated, as representative of the several initial purchasers of the 7.25% Senior Notes due 2019 (Previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference.)

10.1	Ancala Country Club, Scottsdale, Arizona, Amended and Restated Lease Agreement dated as of March 31, 2009 between CNL Income EAGL Southwest Golf, LLC and Evergreen Alliance Golf Limited, L.P. (Previously filed as Exhibit 10.23 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009 and incorporated herein by reference.)

10.2	Fourth Amendment to Omnibus Lease Resolution Agreement dated April 6, 2011 and effective January 1, 2011 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.13 to the Registration Statement on Form S-4 (File No. 333-175233) on June 30, 2011 and incorporated herein by reference.)

10.3	Ancala Country Club, Scottsdale, Arizona, First Amendment to Amended and Restated Lease Agreement dated April 6, 2011 between CNL Income EAGL Southwest Golf, LLC and Evergreen Alliance Golf Limited, L.P. (Previously filed as Exhibit 10.14 to the Registration Statement on Form S-4 (File No. 333-175233) on June 30, 2011 and incorporated herein by reference.)

10.4	Schedule of Omitted Agreements and Documents (Filed herewith.)

10.5	Purchase Agreement, dated March 31, 2011, by and among CNL Lifestyle Properties, Inc., certain subsidiary guarantors named therein and Jefferies & Company, Inc. and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30,
2011, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii)
Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and
Other Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the
Condensed Consolidated Financial Statements.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of August, 2011.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ R. Byron Carlock, Jr.
R. BYRON CARLOCK, JR.
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)