Form 10-Q
period 2011-09-30
CNL LIFESTYLE PROPERTIES INC
filed 2011-11-14
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of November 4, 2011 was 307,754,685.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Information (unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1

	Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2011 and 2010	2

	Condensed Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss) for the nine months ended September 30, 2011 and For the year ended December 31, 2010	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 31, 2011 and 2010	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	58

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.	Defaults Upon Senior Securities	60

Item 5.	Other Information	60

Item 6.	Exhibits	60

Signatures		61

Exhibits		62

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	September 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS

Real estate investment properties, net (including $213,818 and $216,574 related to consolidated variable interest entities, respectively)	$2,037,211	$2,025,522
Cash	312,822	200,517
Investments in unconsolidated entities	287,367	140,372
Mortgages and other notes receivable, net	122,003	116,427
Deferred rent and lease incentives	87,781	80,948
Other assets	64,576	49,719
Intangibles, net	28,840	25,929
Restricted cash	26,483	19,912
Accounts and other receivables, net	20,339	14,580

Total Assets	$2,987,422	$2,673,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $85,441 and $86,408 non-recourse debt of consolidated variable interest entities, respectively)	$531,162	$603,144
Unsecured senior notes, net of discount	397,133	—
Line of credit	—	58,000
Other liabilities	48,562	35,555
Accounts payable and accrued expenses	37,767	24,433
Security deposits	15,375	16,140
Due to affiliates	1,278	5,614

Total Liabilities	1,031,277	742,886

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 326,665 and 301,299 shares issued and 307,761 and 284,687 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	3,078	2,847
Capital in excess of par value	2,730,648	2,523,405
Accumulated deficit	(41,365)	(3,763)
Accumulated distributions	(726,156)	(585,812)
Accumulated other comprehensive loss	(10,060)	(5,637)

Total Stockholders Equity	1,956,145	1,931,040

Total Liabilities and Stockholders’ Equity	$2,987,422	$2,673,926

See accompanying Notes to Condensed Consolidated Financial Statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Rental income from operating leases	$40,741	$52,471	$130,420	$159,135
Property operating revenues	111,111	24,120	204,570	65,537
Interest income on mortgages and other notes receivable	3,244	3,663	9,764	10,713

Total revenues	155,096	80,254	344,754	235,385

Expenses:
Property operating expenses	66,265	19,549	160,245	56,908
Asset management fees to advisor	7,985	6,744	23,296	19,933
General and administrative	4,686	3,312	11,695	10,085
Ground lease and permit fees	3,108	2,830	10,611	9,124
Acquisition fees and costs	2,766	3,166	9,677	9,117
Other operating expenses	2,614	1,097	5,242	3,142
Bad debt expense	451	367	1,057	367
Loan loss provision	—	5,094	—	5,094
Loss on lease termination	5,181	40,097	6,641	40,097
Impairment provision	16,691	26,880	16,691	26,880
Depreciation and amortization	30,666	31,904	91,365	95,095

Total expenses	140,413	141,040	336,520	275,842

Operating income (loss)	14,683	(60,786)	8,234	(40,457)

Other income (expense):
Interest and other income (expense)	(390)	393	(1,307)	535
Interest expense and loan cost amortization	(16,458)	(12,208)	(43,750)	(36,124)
Equity in earnings (loss) of unconsolidated entities	926	2,811	(779)	8,513

Total other expense	(15,922)	(9,004)	(45,836)	(27,076)

Net loss	$(1,239)	$(69,790)	$(37,602)	$(67,533)

Loss per share of common stock (basic and diluted)	$(0.00)	$(0.26)	$(0.13)	$(0.26)

Weighted average number of shares of common stock outstanding (basic and diluted)	306,344	267,353	300,387	258,532

See accompanying Notes to Condensed Consolidated Financial Statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2011 and Year Ended December 31, 2010 (UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in	Accumulated		Accumulated Other	Total
	Number	Par	Excess of	Earnings	Accumulated	Comprehensive	Stockholders’	Comprehensive
	of Shares	Value	Par Value	(Deficit)	Distributions	Loss	Equity	Loss
Balance at December 31, 2009	247,710	$2,477	$2,195,251	$78,126	$(421,873)	$(4,765)	$1,849,216
Subscriptions received for common stock through public offering and reinvestment plan	41,066	411	406,019	—	—	—	406,430
Redemption of common stock	(4,089)	(41)	(40,355)	—	—	—	(40,396)
Stock issuance and offering costs	—	—	(37,510)	—	—	—	(37,510)
Net loss	—	—	—	(81,889)	—	—	(81,889)	(81,889)
Distributions, declared and paid ($0.6252 per share)	—	—	—	—	(163,939)	—	(163,939)
Foreign currency translation adjustment	—	—	—	—	—	1,061	1,061	1,061
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	331	331	331
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(2,264)	(2,264)	(2,264)

Total comprehensive loss	—	—	—	—	—	—	—	$(82,761)

Balance at December 31, 2010	284,687	$2,847	$2,523,405	$(3,763)	$(585,812)	$(5,637)	$1,931,040
Subscriptions received for common stock through public offering and reinvestment plan	25,366	254	249,703	—	—	—	249,957
Redemption of common stock	(2,292)	(23)	(22,477)	—	—	—	(22,500)
Stock issuance and offering costs	—	—	(19,983)	—	—	—	(19,983)
Net loss	—	—	—	(37,602)			(37,602)	(37,602)
Distributions, declared and paid ($0.4689 per share)	—	—	—	—	(140,344)	—	(140,344)
Foreign currency translation adjustment	—	—	—	—	—	(867)	(867)	(867)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,240	1,240	1,240
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	(4,796)	(4,796)	(4,796)

Total comprehensive loss	—	—	—	—	—	—	—	$(42,025)

Balance at September 30, 2011	307,761	$3,078	$2,730,648	$(41,365)	$(726,156)	$(10,060)	$1,956,145

See accompanying Notes to Condensed Consolidated Financial Statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2011	2010

Operating activities:
Net cash provided by operating activities	$92,873	$97,454

Investing activities:
Acquisition of properties	(98,467)	(47,390)
Capital expenditures	(32,891)	(51,605)
Payment of contingent purchase consideration	—	(12,433)
Proceeds from disposal of assets	4	587
Investments in and contributions to unconsolidated entities	(153,518)	—
Distribution from unconsolidated entities	7,309	—
Deposits on real estate investments	(7,600)	—
Issuance of mortgage loans receivable	(2,670)	(7,465)
Acquisition fees on mortgage notes receivable	(50)	(191)
Principal payments received on mortgage loans receivable	8,615	937
Return of short-term investments	—	8,000
Changes in restricted cash	(6,585)	(5,565)

Net cash used in investing activities	(285,853)	(115,125)

Financing activities:
Offering proceeds	187,539	232,589
Redemptions of common stock	(22,500)	(32,896)
Distributions to stockholders, net of reinvestments	(77,926)	(66,831)
Stock issuance costs	(20,938)	(25,536)
Borrowings under line of credit	—	58,000
Proceeds from mortgage loans and other notes payable	116,000	12,202
Proceeds from unsecured senior notes	396,996	—
Principal payments on line of credit	(58,000)	(99,483)
Principal payments on mortgage loans	(188,391)	(25,648)
Principal payments on capital leases	(3,440)	(3,768)
Payment of loan costs	(23,778)	(14,125)

Net cash provided by financing activities	305,562	34,504

Effect of exchange rate fluctuations on cash	$(277)	$61

Net increase in cash	112,305	16,894
Cash at beginning of period	200,517	183,575

Cash at end of period	$312,822	$200,469

See accompanying Notes to Condensed Consolidated Financial Statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Lifestyle Properties, Inc. (the “Company”) was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes. Various wholly-owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company generally invests in lifestyle properties in the United States that are primarily leased on a long-term (generally five to 20 years, plus multiple renewal options), on a triple-net or gross basis to tenants or operators that the Company considers to be industry leading. The Company also leases properties to taxable REIT subsidiaries (“TRS”) tenants and engages independent third-party managers to operate those properties. In the event of certain tenant defaults, the Company has also engaged third-party managers to operate properties on its behalf until they are re-leased.

As of September 30, 2011, the Company owned a portfolio of 162 lifestyle properties, directly and indirectly, within the following asset classes: ski and mountain lifestyle, golf facilities, senior living, attractions, marinas and additional lifestyle properties. Forty-three of these 162 properties are owned through unconsolidated joint ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and is most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation. The Company also makes or acquires loans (mortgage, mezzanine and other loans) or other permitted investments.

2.	Significant Accounting Policies:

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the nine months ended September 30, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011. Amounts as of December 31, 2010 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Consolidation and Variable Interest Entities—The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the guidance for the consolidation of variable interest entities (“VIE’s”), the Company analyzes its variable interests, including loans, leases and investments in partnerships and joint ventures, to determine if the entity in which it has a variable interest is a variable interest entity. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it must consolidate a variable interest entity as the primary beneficiary.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Recent Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU will require companies to present the components of net income (loss) and other comprehensive income (loss) either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. The ASU does not change the items which must be reported in other comprehensive income (loss), how such items are measured or when they must be reclassified to net income (loss). This ASU is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on the Company’s financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU establishes a global standard for measuring amounts at fair value. The ASU is effective for the Company beginning the first quarter of 2012. The Company has not yet determined the impact, if any, that the adoption of this ASU will have on its consolidated financial statements and disclosures.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations” (Topic 805). This ASU amends Accounting Standard Codification (“ASC”) Topic 805 to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in the ASU also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact on the Company’s disclosures.

3.	Acquisitions:

Consolidated Entities

During the nine months ended September 30, 2011, the Company acquired the following real estate investment properties (in thousands):

		Date of	Purchase
Property/Description	Location	Acquisition	Price
Amenities and land adjacent to The Omni Mount Washington Resort	New Hampshire	8/12/2011	$10,500
One golf facility, resort amenities and development land

Culpepper Place at Branson Meadows -	Missouri	8/31/2011	9,850
One senior living facility

Culpepper Place at Chesterfield Village -	Missouri	8/31/2011	12,200
One senior living facility

Culpepper Place of Nevada -	Missouri	8/31/2011	425
One senior living facility

Culpepper of Springdale -	Arkansas	8/31/2011	8,850
One senior living facility

Culpepper Place of Springfield -	Missouri	8/31/2011	7,725
One senior living facility

Culpepper Place of Jonesboro -	Arkansas	8/31/2011	7,950
One senior living facility

Town Center Village -	Portland	8/31/2011	40,967
One senior living facility

Total			$98,467

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Acquisitions (Continued):

The senior living properties above are operated and managed under management agreements with third-party management operators for a term of five years.

The following summarizes the allocation of the purchase price for the above properties, and the estimated fair values of the assets acquired (in thousands):

Total Purchase Price Allocation
Land and land improvements	$16,665
Buildings	73,289
Equipment	3,756
Intangibles - in-place leases	4,757

Net assets acquired	$98,467

The weighted-average amortization period for intangible in-place leases acquired is 2.5 years.

The revenue and net operating results attributable to these newly acquired properties included in the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011 were approximately $2.2 million and ($1.5) million, respectively.

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties acquired subsequent to December 31, 2009 were acquired as of January 1, 2010 and owned during the quarter and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$159,410	$87,840	$362,010	$260,003
Expenses	(141,911)	(143,980)	(342,511)	(285,971)
Other expense	(16,322)	(9,604)	(47,437)	(29,136)

Net income (loss)	$1,177	$(65,744)	$(27,938)	$(55,104)

Earnings (loss) per share of common stock (basic and diluted)	$0.00	$(0.25)	$(0.09)	$(0.21)

Weighted average number of shares of common stock outstanding (basic and diluted)	306,344	267,353	300,387	258,532

Unconsolidated Entities

On August 2, 2011, the Company acquired an ownership interest in a portfolio of six senior living facilities. The Company entered into agreements with Metropolitan Connecticut Property Ventures, LLC, an affiliate of MetLife, Inc. (“Seller”), and Sunrise Senior Living Investments, Inc. (“Sunrise”) to acquire the portfolio through a new joint venture formed by the Company and Sunrise, CNLSun Partners II, LLC (“CNLSun II”), with an agreed upon value of approximately $131.0 million. The Company acquired seventy percent (70.0%) of the membership interests in CNLSun II for an equity contribution of approximately $19.0 million, excluding certain transactional and closing costs. Sunrise contributed $8.1 million, in cash, for a thirty percent (30.0%) membership interest in CNLSun II. CNLSun II paid down the portfolio’s existing financing with The Prudential Insurance Company of America by approximately $26.0 million resulting in a principal balance of approximately $104.5 million. The non-recourse loan has a floating interest rate of one-month LIBOR plus 2.08% subject to a LIBOR floor of 2.5%, matures on April 5, 2014 and has two, one-year extensions based on net operating income.

Under the terms of the venture agreement for CNLSun II, the Company is entitled to receive a preferred return of 11.5% to 13.0% on its invested capital for the first six years and shares control over major decisions with Sunrise. Sunrise holds the option to buy out the Company’s interest in the venture in years four through six at a price that would provide the Company with a 16.0% internal rate of return depending the date of exercise.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Acquisitions (Continued):

On January 10, 2011, the Company acquired an ownership interest in 29 senior living facilities (the “Communities”). The Company entered into agreements with US Assisted Living Facilities III, Inc., an affiliate of an institutional investor, and Sunrise to acquire the Communities through a new joint venture formed by the Company and Sunrise (“CNLSun I”), valued at approximately $630.0 million. The Company acquired sixty percent (60.0%) of the membership interests in CNLSun I for an equity contribution of approximately $134.3 million, including certain transactional and closing costs. Sunrise contributed cash and its interest in the previous joint venture with Seller for a forty percent (40.0%) membership interest in CNLSun I. CNLSun I obtained $435.0 million in loan proceeds from new debt financing, a portion of which was used to refinance the existing indebtedness encumbering the properties in the portfolio. The non-recourse loan has a three-year term, a fixed interest rate of 6.76%, requires monthly interest-only payments and matures on February 6, 2014.

Under the terms of the Company’s venture agreement for CNLSun I, the Company is entitled to receive a preferred return of 11.0% to 11.5% on its invested capital for the first six years and shares control over major decisions with Sunrise. Sunrise holds the option to buy out the Company’s interest in the venture in years three through six at a price which would provide the Company with a 13.0% to 14.0% internal rate of return depending on the date of exercise.

Both CNLSun I and CNLSun II are accounted for under the equity method of accounting and the Company records its equity in earnings or losses of the ventures’ under the hypothetical liquidation of book value (“HLBV”) method of accounting due to the ventures structures and the preferences the Company receives on the distributions. Under this method, the Company recognizes income or loss in each period based on the change in liquidation proceeds it would receive from a hypothetical liquidation of its investment in the ventures based on depreciated book value.

4.	Real Estate Investment Properties, net:

As of September 30, 2011 and December 31, 2010, real estate investment properties consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Land and land improvements	$1,021,990	$1,011,838
Leasehold interests and improvements	300,848	306,694
Buildings	689,447	626,882
Equipment	523,114	491,278
Less: accumulated depreciation and amortization	(498,188)	(411,170)

	$2,037,211	$2,025,522

For the quarter and nine months ended September 30, 2011, the Company had depreciation and amortization expense on real estate investment properties of approximately $30.1 million and $90.3 million, respectively, as compared to approximately $31.6 million and $94.0 million for the same periods in 2010.

The Company has been actively monitoring the performance of several of its golf facilities operated by Evergreen Alliance Golf Limited, L.P. (“EAGLE”), which have had ongoing challenges due to the general economic environment. During the quarter ended September 30, 2011, the Company began to implement a restructuring plan for certain EAGLE properties. On October 4, 2011, the Company increased the current loan available to EAGLE to $7.5 million and agreed to forebear rent for selected properties. As of November 4, 2011 and September 30, 2011, approximately $6.9 million and $4.0 million, respectively were drawn under the loan. In addition, the Company plans to sell five properties and transition seven other properties to new operators to be managed for a period of time. Applicable tax laws allow the Company to engage independent third-party management for these properties for a period of time before they are required to be re-leased. As of September 30, 2011, the Company’s board of directors had not approved the sale and transition of the aforementioned properties.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Real Estate Investment Properties, net (Continued):

Historically, the Company evaluated these properties for impairment on a portfolio lease basis based on its belief that the properties operated by EAGLE would be held long-term under cross-defaulted leases. As a result of the restructure and the Company’s recent decision to sell and transition the properties noted above, the Company evaluated the carrying value of the EAGLE properties for impairment. Based on the weighted analysis of the estimated undiscounted cash flows under the potential scenarios and the holding periods, the Company determined that the carrying value on some of the properties may not be recoverable. As a result, at September 30, 2011, the Company reduced the carrying value of five of the properties by recording an impairment provision of approximately $16.7 million. Additionally, the Company recorded a loss on lease termination of approximately $5.4 million related to deferred rent and wrote off approximately $0.3 million of past due rent that is deemed uncollectable on the properties that are expected to be transitioned to new operators.

On November 9, 2011, the Company’s board of directors approved the sale of five properties and transition of the seven EAGLE properties to new operators. The Company’s carrying value of the five properties that met the held for sale criteria on November 9, 2011 was approximately $5.1 million, and consisted of the following (in thousands):

Land and land improvements	$2,746
Buildings	2,117
Equipment	249

Total	$5,112

5.	Intangibles, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of September 30, 2011
In-place leases	$22,323	$4,645	$17,678
Trade name	10,798	1,217	9,581
Trade name	1,581	—	1,581

	$34,702	$5,862	$28,840

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Book Value as of December 31, 2010
In-place leases	$17,293	$3,249	$14,044
Trade name	10,798	1,032	9,766
Trade name	1,531	—	1,531
Below market lease (1)	629	41	588

	$30,251	$4,322	$25,929

FOOTNOTE:

(1)	In connection with the purchase of the assets located in The Omni Mount Washington Resort discussed above, the Company terminated its lease and wrote off the below market lease.

For the quarter and nine months ended September 30, 2011, the Company had amortization expense on intangible assets of approximately $0.5 million and $1.1 million, respectively, as compared to approximately $0.4 million and $1.1 million for the same periods in 2010.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs

The Company has five wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to potential future buy-out options held by the respective tenants. One tenant’s buy-out option became exercisable on June 6, 2011 and is exercisable through the termination of the lease. At September 30, 2011, the tenant has not elected to exercise the buy-out option. The remaining four buy-out options become exercisable between 2012 and 2014. Two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying condensed consolidated financial statements.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Assets
Real estate investment properties, net	$213,818	$216,574
Other assets	$24,587	$23,553

Liabilities
Mortgages and other notes payable	$85,441	$86,408
Other liabilities	$13,876	$13,168

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $139.1 million and $140.6 million as of September 30, 2011 and December 31, 2010, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

Unconsolidated Entities

The Company also holds ownership in four ventures, the DMC Partnership, the Intrawest Venture, CNLSun I Venture and CNLSunII Venture. Of these, the Intrawest Venture was deemed a VIE, in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partner, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is primarily limited to the carrying amount of its investment in the venture, which totaled approximately $29.4 million and $30.2 million as of September 30, 2011 and December 31, 2010, respectively. The following tables present financial information for the Company’s unconsolidated entities for the quarter and nine months ended September 30, 2011 and 2010 and as of September 30, 2011 and December 31, 2010 (in thousands):

Summarized Operating Data

	Quarter Ended September 30, 2011
	DMC Partnership	Intrawest Venture	CNLSun I Venture (1)	CNLSun II Venture (1)	Total

Revenue	$6,872	$3,815	$32,988	$5,664	$49,339
Property operating expenses	(226)	(1,553)	(21,837)	(4,190)	(27,806)
Depreciation & amortization expenses	(2,244)	(1,028)	(6,647)	(785)	(10,704)
Interest expense	(2,136)	(1,383)	(8,197)	(821)	(12,537)
Interest and other income (expense)	4	33	(17)	(735)	(715)

Net income (loss)	$2,270	$(116)	$(3,710)	$(867)	$(2,423)

Loss allocable to other venture partners	$(576)	$(405)	$(3,047)	$(260)	$(4,288)

Income (loss) allocable to the Company	$2,846	$289	$(663)	$(607)	$1,865
Amortization of capitalized costs	(122)	(58)	(652)	(107)	(939)

Equity in earnings (loss) of unconsolidated entities	2,724	231	(1,315)	(714)	926

Distributions declared to the Company	$2,607	$685	$3,909	$413	$7,614

Distributions received by the Company	$2,577	$761	$3,867	$—	$7,205

FOOTNOTE:

(1)	Represents operating data from date of acquisition through the end of the period presented.

	Quarter Ended September 30, 2010
	DMC Partnership	Intrawest Venture	Total

Revenue	$6,869	$3,791	$10,660
Property operating expenses	(146)	(1,701)	(1,847)
Depreciation & amortization expenses	(2,159)	(984)	(3,143)
Interest expense	(2,187)	(1,385)	(3,572)
Interest and other income	10	25	35

Net income (loss)	$2,387	$(254)	$2,133

Loss allocable to other venture partners	$(452)	$(406)	$(858)

Income allocable to the Company	$2,839	$152	$2,991
Amortization of capitalized costs	(122)	(58)	(180)

Equity in earnings of unconsolidated entities	$2,717	$94	$2,811

Distributions declared to the Company	$3,083	$729	$3,812

Distributions received by the Company	$2,413	$729	$3,142

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

Summarized Operating Data

	Nine Months Ended September 30, 2011
	DMC Partnership	Intrawest Venture	CNLSun I Venture (1)	CNLSun II Venture (1)	Total

Revenue	$20,610	$11,484	$94,757	$5,664	$132,515
Property operating expenses	(588)	(4,627)	(61,335)	(4,190)	(70,740)
Depreciation & amortization expenses	(6,681)	(3,075)	(19,500)	(785)	(30,041)
Interest expense	(6,376)	(4,153)	(23,243)	(821)	(34,593)
Interest and other income (expense)	17	159	(10,196)	(735)	(10,755)

Net income (loss)	$6,982	$(212)	$(19,517)	$(867)	$(13,614)

Loss allocable to other venture partners	$(1,450)	$(1,327)	$(12,294)	$(260)	$(15,331)

Income (loss) allocable to the Company	$8,432	$1,115	$(7,223)	$(607)	$1,717
Amortization of capitalized costs	(365)	(175)	(1,849)	(107)	(2,496)

Equity in earnings (loss) of unconsolidated entities	$8,067	$940	$(9,072)	$(714)	$(779)

Distributions declared to the Company	$7,962	$1,859	$11,218	$413	$21,452

Distributions received by the Company	$8,344	$1,401	$7,309	$—	$17,054

FOOTNOTE:

(1)	Represents operating data from date of acquisition through the end of the period presented.

	Nine Months Ended September 30, 2010
	DMC Partnership	Intrawest Venture	Total

Revenue	$20,607	$11,818	$32,425
Property operating expenses	(428)	(5,262)	(5,690)
Depreciation & amortization expenses	(6,473)	(2,971)	(9,444)
Interest expense	(6,528)	(4,133)	(10,661)
Interest and other income	28	50	78

Net income (loss)	$7,206	$(498)	$6,708

Loss allocable to other venture partners	$(1,218)	$(1,128)	$(2,346)

Income allocable to the Company	$8,424	$630	$9,054
Amortization of capitalized costs	(366)	(175)	(541)

Equity in earnings of unconsolidated entities	$8,058	$455	$8,513

Distributions declared to the Company	$8,273	$1,179	$9,452

Distributions received by the Company	$8,029	$1,179	$9,208

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

Summarized Balance Sheet Data

	As of September 30, 2011
	DMC Partnership		Intrawest Venture	CNLSun I Venture	CNLSun II Venture	Total

Real estate assets, net	$243,596		$91,341	$615,512	$128,293	$1,078,742
Intangible assets, net	6,134		1,168	1,083	—	8,385
Other assets	6,730		14,454	31,967	8,420	61,571
Mortgages and other notes payable	139,429		74,923	435,000	104,549	753,901
Other liabilities	4,051		14,383	19,521	6,301	44,256
Partners’ capital	112,980		17,657	194,041	25,863	350,541
Carrying amount of investment (1)	108,443		32,032	126,315	20,577	287,367
Company’s ownership percentage (1)	82.0	%(2)	80.0%	60.0%	70.0%

	As of December 31, 2010
	DMC Partnership	Intrawest Venture	Total

Real estate assets, net	$246,397	$94,991	$341,388
Intangible assets, net	6,321	1,325	7,646
Other assets	7,051	12,541	19,592
Mortgages and other notes payable	142,015	76,893	218,908
Other liabilities	4,544	13,062	17,606
Partners’ capital	113,210	18,902	132,112
Carrying amount of investment (1)	107,929	32,443	140,372
Company’s ownership percentage (1)	81.9%	80.0%

FOOTNOTES:

(1)	As of September 30, 2011 and December 31, 2010, the Company’s share of partners’ capital determined under HLBV was approximately $266.2 million and $131.3 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $21.2 million and $9.1 million, respectively. In addition, the Company made loans to VIE’s, see Note 9, “Indebtedness”.
(2)	During the quarter ended September 30, 2011, the Company contributed cash to DMC Partnership increasing the Company’s ownership percentage to approximately 82.0%.

7.	Mortgages and Other Notes Receivable:

As of September 30, 2011 and December 31, 2010, mortgages and other notes receivable consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

Principal	$118,041	$116,503
Accrued interest	2,940	2,347
Acquisition fees, net	1,077	1,750
Loan origination fees, net	(55)	(101)
Loan loss provision (1)	—	(4,072)

Total carrying amount	$122,003	$116,427

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Mortgages and Other Notes Receivable (Continued):

FOOTNOTE:

(1)	The Company settled loans and wrote off the related loan loss provision for loans that were deemed uncollectible in connection with the lease termination and settlement agreement with PARC Management, LLC (“PARC”).

During the nine months ended September 30, 2011, the Company sold two of its attraction properties and received notes from the buyers for approximately $9.0 million and $3.6 million, respectively, both of which are collateralized by the properties sold. The $9.0 million loan bears interest at an annual fixed rate of 7.5% and requires monthly interest-only payments with approximately $1.8 million of principal due in February 2016 and the remainder of the principal and accrued and unpaid interest due at maturity on February 10, 2021. The $3.6 million loan bears interest at an annual fixed rate of 8.5% and requires monthly payments of principal and interest based on a 25-year amortization schedule with a final balloon payment on July 31, 2016. In connection with the sales, no gain or loss was recognized.

In 2010, the Company committed to fund two construction loans to two existing borrowers totaling approximately $10.1 million. On September 16, 2011, one of the borrowers repaid its outstanding construction loan of approximately $3.1 million plus interest. As of September 30, 2011 and December 31, 2010, approximately $6.5 million and $5.0 million, respectively, were drawn on the remaining construction loan.

On September 16, 2011, one of the Company’s borrowers repaid their outstanding loan of approximately $4.7 million, including interest.

The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $118.0 million and $110.8 million as of September 30, 2011 and December 31, 2010, respectively. The Company estimated the fair market value of mortgages and other notes receivable using discounted cash flows for each individual instrument based on market interest rates as of September 30, 2011 and December 31, 2010, respectively. The Company determined market rates based on current economic conditions and prevailing market rates.

As of September 30, 2011 and December 31, 2010, the Company had two outstanding loans to unrelated VIEs totaling approximately $15.3 million and $13.8 million, respectively, which represents the Company’s maximum exposure to loss related to these investments. The Company determined it is not the primary beneficiary of the VIEs because it does not have the ability to direct the activities that most significantly impact the economic performance of the entities.

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

As of April 9, 2011, the Company cumulatively raised approximately $3.2 billion (322.1 million shares) in subscription proceeds through its three public offerings, including approximately $290.1 million (30.5 million shares) received through the reinvestment plan. Upon completion of the Company’s third offering, during the period from April 10, 2011 through September 30, 2011, the Company raised an additional $42.3 million (4.5 million shares) through its reinvestment plan. The Company incurred costs in connection with the issuance of shares, including filing, legal, accounting, printing, marketing support and escrow fees, selling commissions and due diligence expense reimbursements, all of which are deducted from the gross proceeds from the issuance of shares. As of September 30, 2011, the total cumulative stock issuance costs incurred were approximately $330.9 million.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Indebtedness:

As of September 30, 2011 and December 31, 2010, the Company had the following indebtedness (in thousands):

	September 30, 2011	December 31, 2010
Mortgages payable
Fixed rate debt	$346,120	$415,877
Variable rate debt (1)	135,397	138,666
Discount	(2,355)	(3,399)
Sellers financing
Fixed rate debt	52,000	52,000

Total mortgages and other notes payable	531,162	603,144

Line of credit	—	58,000

Unsecured senior notes	400,000	—
Discount	(2,867)	—

Total unsecured senior notes	397,133	—

Total indebtedness	$928,295	$661,144

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $127.7 million and $86.5 million as of September 30, 2011 and December 31, 2010, respectively, that has been swapped to fixed rates.

Unsecured Senior Notes - On April 5, 2011, the Company issued $400.0 million in unsecured senior notes (the “Senior Notes”), which were sold at an offering price of 99.249% of par value, resulting in net proceeds to the Company of approximately $388.0 million, net of transaction costs. Approximately $210.1 million in proceeds from the Senior Notes was used to refinance existing indebtedness including the pay down of the Company’s line of credit. The remaining proceeds will be used for future acquisitions and general corporate purposes. The Senior Notes mature on April 15, 2019, and bear interest at a rate of 7.25% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year beginning on October 15, 2011. The notes were sold at a discount with an effective rate of 7.38%.

The Senior Notes are unsecured obligations of CNL Lifestyle Properties, Inc. (the “Issuer”) and are guaranteed by certain of the Company’s consolidated subsidiaries. The guarantees are joint and several, full and unconditional. The indenture governing the Senior Notes contains covenants that restrict the Company’s ability to take various actions and requires the Company to maintain total unencumbered assets of not less than 150.0% of the aggregate principal amount of consolidated unsecured indebtedness. As of and for the quarter ended September 30, 2011, the Company was in compliance with these covenants.

On August 4, 2011, the Company amended its revolving line of credit arrangement to increase the borrowing capacity up to $125.0 million, with a current borrowing capacity of approximately $115.4 million based on the value of the underlying collateral. The terms of the revolving line of credit remained substantially similar.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Indebtedness (Continued):

On October 7, 2011 the Company completed a restructuring of its non-recourse mortgage loan encumbering two waterpark hotel properties with an outstanding principal balance of approximately $61.9 million. See Footnote 15, “Subsequent Events” for additional information.

During the nine months ended September 30, 2011, the Company obtained the following loans (in thousands):

	Monthly Payment Terms (Loan Collateral)	Interest Rate	Date of Agreement	Maturity Date	Debt Amount

Variable rate debt:
Mortgage debt (1)	Principal & interest	One-month	1/13/2011	12/31/2015	$18,000
	(collateralized by ski and mountain	LIBOR + 4.50%
	lifestyle property)

Mortgage debt (2)	Principal & interest	One-month	8/29/2011	8/29/2016	25,000
	(collateralized by additional)	LIBOR + 3.00%
	lifestyle property)

Fixed rate debt:
Mortgage debt	Principal & interest	4.53%	9/29/2011	10/5/2018	53,000
	(collateralized by seven senior)
	living facilities)

Mortgage debt	Principal & interest	6.80%	9/21/2011	9/28/2016	20,000
	(collateralized by one attraction property)

		Total			$116,000

FOOTNOTES:

(1)	On January 13, 2011, the Company entered into an interest swap thereby fixing the rate at 6.68%. See Note 10, “Derivative Instruments and Hedging Activities” for additional information.
(2)	On August 30, 2011, the Company entered into an interest rate swap thereby fixing the rate at 4.31%. See Note 10, “Derivative Instruments and Hedging Activities” for additional information.

On May 12, 2011, the Company repaid approximately $25.0 million, including interest, on one of its loans that was collateralized by one of its additional lifestyle properties. On August 29, 2011, the Company refinanced this loan.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Indebtedness (Continued):

Maturities of all indebtedness for the remainder of 2011 and the next four years and thereafter, in aggregate, are (in thousands):

2011	$55,321
2012	12,966
2013	73,241
2014	30,687
2015	106,741
Thereafter	654,561

Total	$933,517

The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of September 30, 2011 and December 31, 2010 because of the relatively short maturities of the obligations. The Company estimates that the fair value of its fixed rate debt was approximately $789.6 million and $439.0 million and the fair value of its variable rate debt was approximately $136.5 million and $187.0 million as of September 30, 2011 and December 31, 2010, respectively, based upon the current rates and spreads it would expect to obtain for similar borrowings.

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

The Company has five interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2011 and December 31, 2010, which are included in other assets and other liabilities in the accompanying unaudited condensed consolidated balance sheets (in thousands):

							Fair Value Asset (Liabilities)
Notional Amount		Strike (1)		Credit Spread (1)	Trade Date	Maturity Date	September 30, 2011	December 31, 2010
$57,300		1.87%		1.25%	12/6/2010	1/2/2016	$(2,056)	$510
9,450		3.64%		3.25%	9/28/2009	9/1/2019	(1,123)	(495)
18,485	(2)	2.68	%(2)	3.75%	12/1/2009	12/1/2014	(870)	(341)
17,475		2.18%		4.50%	1/13/2011	12/31/2015	(772)	—
25,000		1.31%		3.00%	8/30/2011	8/28/2016	(259)	—

FOOTNOTES:

(1)	The strike rate does not include the credit spread on each of the notional amounts.
(2)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.43%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 0.9684 and 0.9999 Canadian dollars for $1.00 U.S. dollar on September 30, 2011 and December 31, 2010, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Derivative Instruments and Hedging Activities (Continued):

During the fourth quarter of 2010, in connection with the restructuring of one of its loans, the Company terminated two interest rate swaps and began amortizing the fair value of those interest rate swaps included in other comprehensive income (loss). For the quarter and nine months ended September 30, 2011, approximately $0.4 million and $1.2 million, respectively, were amortized and included in the unaudited condensed consolidated statement of operations as interest expense.

As of September 30, 2011, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input. However, as discussed above, the impact of the assumption is not significant to its overall valuation calculation and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments is included in other assets and other liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

In connection with certain property acquisitions, the Company has agreed to pay additional purchase consideration contingent upon the respective property achieving certain financial performance goals over a specified period. Upon the closing of the acquisition, the Company estimates the fair value of any expected additional purchase consideration to be paid, which is classified as Level 3 in the fair value hierarchy. Such amounts are recorded and included in other liabilities in the accompanying unaudited condensed consolidated balance sheets and totaled approximately $0.7 million and $0.6 million as of September 30, 2011 and December 31, 2010, respectively. Changes in estimates or the periodic accretion of the estimated payments are recognized as other income (expense) in the accompanying unaudited condensed consolidated statements of operations.

The Company has five investment properties that were deemed impaired and are carried at fair value as of September 30, 2011. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, management’s estimated cash flows over various holding periods, discounted using a range of estimated capitalization rates.

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value (in thousands):

	Fair Value Measurements as of September 30, 2011	Level 1	Level 2	Level 3
Assets:
Properties carried at fair value	$6,483	$—	$—	$6,483
Liabilities:
Derivative instruments	$5,080	$—	$5,080	$—
Contingent purchase consideration	$716	$—	$—	$716

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Fair Value Measurement (Continued):

	Fair Value Measurements as of December 31, 2010	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$510	$—	$510	$—
Liabilities:
Derivative instruments	$836	$—	$836	$—
Contingent purchase consideration	$625	$—	$—	$625

The following information details the changes in the fair value measurements using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands):

	Assets	Liabilities
Balance at January 1, 2011	$—	$625
Transfer into Level 3	23,174	—
Recognized losses (included in statement of operations) Impairment provision	(16,691)	—
Accretion of discounts	—	91

	$6,483	$716

12.	Related Party Arrangements:

On April 9, 2011, the Company entered into an advisory agreement with CNL Lifestyle Advisor Corporation (the “Advisor”). The terms of this agreement are similar to the terms of the advisory agreement the Company had with its former advisor, CNL Lifestyle Company, LLC. The individuals who served as officers of the former advisor and directors of its managing member served in those capacities with the Advisor at the inception of the new agreement. Certain directors and officers of the Company hold similar positions with the Advisor and CNL Securities Corp., the managing dealer of the Company’s common stock offerings (the “Managing Dealer”).

For the quarter and nine months ended September 30, 2011 and 2010, the Advisor and former advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Acquisition fees: (1)
Acquisition fees on equity proceeds	$409	$3,045	$6,837	$7,612
Acquisition fees from debt proceeds	4,386	575	19,566	994

Total	4,795	3,620	26,403	8,606

Asset management fees: (2)	7,985	6,744	23,296	19,933

Reimbursable expenses: (3)
Offering costs	93	775	1,179	2,659
Acquisition costs	39	43	161	129
Operating expenses	2,515	2,126	8,453	6,586

Total	2,647	2,944	9,793	9,374

Total fees earned and reimbursable expenses	$15,427	$13,308	$59,492	$37,913

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Related Party Arrangements (Continued):

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property. The fees are generally equal to 3.0% of gross offering proceeds from the sale of the Company’s common stock including proceeds from shares sold under its reinvestment plan, and 3.0% of loan proceeds in connection with the incurrence of indebtedness, including the Company’s pro-rata share of joint venture indebtedness.
(2)	Asset management fees are equal to 0.08334% per month of the Company’s real estate asset value, which is generally the amount actually paid or allocated to the purchase, development, construction or improvement of a property, and the outstanding principal amount of any mortgage note receivable as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended September 30, 2011, operating expenses did not exceed the Expense Cap.

The Managing Dealer received fees and compensation in connection with the Company’s third and final public offering of common stock, which was completed on April 9, 2011. For the quarter and nine months ended September 30, 2011 and 2010, the Company incurred the following fees to related parties in connection with shares sold in that offering (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Selling commissions	$—	$6,296	$12,855	$16,172
Marketing support fee & due diligence expense reimbursements	—	2,699	5,520	6,941

Total	$—	$8,995	$18,375	$23,113

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	September 30,	December 31,
	2011	2010

Due to the Advisor and its affiliates:
Offering expenses	$43	$457
Asset management fees	—	2,291
Operating expenses	811	1,211
Acquisition fees and expenses	424	1,113

Total	$1,278	$5,072

Due to Managing Dealer:
Selling commissions	$—	$380
Marketing support fees and due diligence expense reimbursements	—	162

Total	$—	$542

Total due to affiliates	$1,278	$5,614

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $4.3 million and $5.3 million as of September 30, 2011 and December 31, 2010, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Redemption of Shares:

The following details the Company’s redemption activity for the nine months ended September 30, 2011 (in thousands except per share data):

2011 Quarters	First	Second	Third	Year-To-Date
Requests in queue	3,595	4,036	5,328	3,595
Redemptions requested	1,227	2,133	1,475	4,835
Shares redeemed:
Prior period requests	(631)	(500)	(503)	(1,634)
Current period requests	(135)	(256)	(265)	(656)
Adjustments (1)	(20)	(85)	(19)	(124)

Pending redemption requests (2)	4,036	5,328	6,016	6,016

Average price paid per share	$9.79	$9.83	$9.83	$9.82

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in the Company’s offerings. The amount redeemed on a quarterly basis, if any, is determined by the board of directors in its sole discretion.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements:

As discussed above in Note 9 “Indebtedness”, the Company issued senior unsecured obligations which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”.) The guarantees are joint and several, full and unconditional. The following summarizes the Company’s condensed consolidating financial information as of September 30, 2011 and December 31, 2010 and for the quarter and nine months ended September 30, 2011 and 2010:

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$1,008,262	$1,028,949	$—	$2,037,211
Cash	262,314	6,087	44,421	—	312,822
Investments in unconsolidated entities	—	287,367	—	—	287,367
Investments in subsidiaries	2,090,399	966,972	1,140,751	(4,198,122)	—
Mortgages and other notes receivable, net	—	83,268	118,110	(79,375)	122,003
Deferred rent and lease incentives	—	66,432	21,349	—	87,781
Other assets	17,629	28,863	18,084	—	64,576
Intangibles, net	—	19,084	9,756	—	28,840
Restricted cash	53	14,384	12,046	—	26,483
Accounts and other receivables, net	—	13,228	7,111	—	20,339

Total Assets	$2,370,395	$2,493,947	$2,400,577	$(4,277,497)	$2,987,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$212,438	$378,354	$(59,630)	$531,162
Unsecured senior notes, net of discount	397,133	—	—	—	397,133
Other liabilities	—	30,893	17,669	—	48,562
Accounts payable and accrued expenses	15,859	4,022	37,631	(19,745)	37,767
Security deposits	—	10,815	4,560	—	15,375
Due to affiliates	1,258	1	19	—	1,278

Total Liabilities	414,250	258,169	438,233	(79,375)	1,031,277

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share
Excess shares, $.01 par value per share
Common stock, $.01 par value per share	3,078	—	—	—	3,078
Capital in excess of par value	2,730,648	4,276,902	5,826,650	(10,103,552)	2,730,648
Accumulated earnings (deficit)	(46,130)	280,873	360,898	(637,006)	(41,365)
Accumulated distributions	(731,451)	(2,321,997)	(4,215,144)	6,542,436	(726,156)
Accumulated other comprehensive loss	—	—	(10,060)	—	(10,060)

	1,956,145	2,235,778	1,962,344	(4,198,122)	1,956,145

Total Liabilities and Stockholders’ Equity	$2,370,395	$2,493,947	$2,400,577	$(4,277,497)	$2,987,422

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the quarter ended September 30, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:

Rental income from operating leases	$—	$29,512	$11,229	$—	$40,741
Property operating revenues	—	18,931	92,180	—	111,111
Interest income on mortgages and other notes receivable	—	3,986	3,038	(3,780)	3,244

Total revenues	—	52,429	106,447	(3,780)	155,096

Expenses:

Property operating expenses	—	13,693	52,572	—	66,265
Asset management fees to advisor	7,985	—	—	—	7,985
General and administrative	3,985	245	456	—	4,686
Ground lease and permit fees	—	1,342	1,766	—	3,108
Acquisition fees and costs	2,766	—	—	—	2,766
Other operating expenses	131	581	1,902	—	2,614
Bad debt expense	—	256	195	—	451
Loss on lease termination	—	5,181	—	—	5,181
Impairment provision	—	16,691	—	—	16,691
Depreciation and amortization	—	15,114	15,552	—	30,666

Total expenses	14,867	53,103	72,443	—	140,413

Operating income (loss)	(14,867)	(674)	34,004	(3,780)	14,683

Other income (expense):

Interest and other income (expense)	83	(83)	(390)	—	(390)
Interest expense and loan cost amortization	(8,053)	(5,627)	(6,558)	3,780	(16,458)
Equity in earnings of unconsolidated entities	—	926	—	—	926
Equity in earnings, intercompany	21,598	25,082	11,034	(57,714)	—

Total other income	13,628	20,298	4,086	(53,934)	(15,922)

Net income (loss)	$(1,239)	$19,624	$38,090	$(57,714)	$(1,239)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the quarter ended September 30, 2010

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:

Rental income from operating leases	$—	$26,766	$25,705	$—	$52,471
Property operating revenues	—	3,509	20,611	—	24,120
Interest income on mortgages and other notes receivable	—	3,355	2,568	(2,260)	3,663

Total revenues	—	33,630	48,884	(2,260)	80,254

Expenses:

Property operating expenses	—	3,347	16,202	—	19,549
Asset management fees to advisor	6,744	—	—	—	6,744
General and administrative	2,791	175	346	—	3,312
Ground lease and permit fees	—	1,970	860	—	2,830
Acquisition fees and costs	3,166	—	—	—	3,166
Other operating expenses	13	137	947	—	1,097
Bad debt expense	—	160	207	—	367
Loan loss provision	—	5,094	—	—	5,094
Loss on lease termination	—	19,247	20,850	—	40,097
Impairment provision	—	2,705	24,175	—	26,880
Depreciation and amortization	—	15,510	16,394	—	31,904

Total expenses	12,714	48,345	79,981	—	141,040

Operating loss	(12,714)	(14,715)	(31,097)	(2,260)	(60,786)

Other income (expense):

Interest and other income	92	186	115	—	393
Interest expense and loan cost amortization	—	(6,218)	(8,250)	2,260	(12,208)
Equity in earnings of unconsolidated entities	—	2,811	—	—	2,811
Equity in earnings (loss), intercompany	(57,168)	13,718	22,607	20,843	—

Total other income (expense)	(57,076)	10,497	14,472	23,103	(9,004)

Net income (loss)	$(69,790)	$(4,218)	$(16,625)	$20,843	$(69,790)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:

Rental income from operating leases	$—	$81,689	$48,731	$—	$130,420
Property operating revenues	—	36,211	168,359	—	204,570
Interest income on mortgages and other notes receivable	—	6,941	9,183	(6,360)	9,764

Total revenues	—	124,841	226,273	(6,360)	344,754

Expenses:

Property operating expenses	—	33,385	126,860	—	160,245
Asset management fees to advisor	23,296	—	—	—	23,296
General and administrative	9,779	495	1,421	—	11,695
Ground lease and permit fees	—	5,928	4,683	—	10,611
Acquisition fees and costs	9,677	—	—	—	9,677
Other operating expenses	208	1,299	3,735	—	5,242
Bad debt expense	—	524	533	—	1,057
Loss on lease termination	—	6,641	—	—	6,641
Impairment provision	—	16,691	—	—	16,691
Depreciation and amortization	—	44,130	47,235	—	91,365

Total expenses	42,960	109,093	184,467	—	336,520

Operating income (loss)	(42,960)	15,748	41,806	(6,360)	8,234

Other income (expense):

Interest and other income (expense)	260	(898)	(669)	—	(1,307)
Interest expense and loan cost amortization	(15,643)	(14,357)	(20,110)	6,360	(43,750)
Equity in loss of unconsolidated entities	—	(779)	—	—	(779)
Equity in earnings (loss), intercompany	20,741	17,385	17,440	(55,566)	—

Total other income (expense)	5,358	1,351	(3,339)	(49,206)	(45,836)

Net income (loss)	$(37,602)	$17,099	$38,467	$(55,566)	$(37,602)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2010

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:

Rental income from operating leases	$—	$84,007	$75,128	$—	$159,135
Property operating revenues	—	11,044	54,493	—	65,537
Interest income on mortgages and other notes receivable	—	9,252	7,288	(5,827)	10,713

Total revenues	—	104,303	136,909	(5,827)	235,385

Expenses:

Property operating expenses	—	9,750	47,158	—	56,908
Asset management fees to advisor	19,933	—	—	—	19,933
General and administrative	8,194	672	1,219	—	10,085
Ground lease and permit fees	—	6,142	2,982	—	9,124
Acquisition fees and costs	9,117	—	—	—	9,117
Other operating expenses	103	406	2,633	—	3,142
Bad debt expense	—	160	207	—	367
Loan loss provision	—	5,094	—	—	5,094
Loss on lease termination	—	19,247	20,850	—	40,097
Impairment provision	—	2,705	24,175	—	26,880
Depreciation and amortization	—	46,675	48,420	—	95,095

Total expenses	37,347	90,851	147,644	—	275,842

Operating income (loss)	(37,347)	13,452	(10,735)	(5,827)	(40,457)

Other income (expense):

Interest and other income (expense)	639	(137)	33	—	535
Interest expense and loan cost amortization	—	(19,044)	(22,907)	5,827	(36,124)
Equity in earnings of unconsolidated entities	—	8,513	—	—	8,513
Equity in earnings, intercompany	(30,825)	32,733	61,186	(63,094)	—

Total other income (expense)	(30,186)	22,065	38,312	(57,267)	(27,076)

Net income (loss)	$(67,533)	$35,517	$27,577	$(63,094)	$(67,533)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(50,271)	$65,814	$77,330	$92,873

Investing activities:
Acquisition of properties	—	—	(98,467)	(98,467)
Capital expenditures	—	(12,269)	(20,622)	(32,891)
Proceeds from disposal of assets	—	—	4	4
Investment in unconsolidated entities	—	(153,518)	—	(153,518)
Distribution from unconsolidated entities	—	7,309	—	7,309
Deposits on real estate investments	—	(7,600)	—	(7,600)
Issuance of mortgage loans receivable	—	—	(2,670)	(2,670)
Acquisition fees on mortgage notes receivable	—	—	(50)	(50)
Principal payments received on mortgage loans receivable	—	7,453	1,162	8,615
Changes in restricted cash	(53)	(2,072)	(4,460)	(6,585)

Net cash used in investing activities	(53)	(160,697)	(125,103)	(285,853)

Financing activities:
Offering proceeds	187,539	—	—	187,539
Redemptions of common stock	(22,500)	—	—	(22,500)
Distributions to stockholders, net of reinvestments	(77,926)	—	—	(77,926)
Stock issuance costs	(20,938)	—	—	(20,938)
Proceeds from mortgage loans and other notes payable	—	20,000	96,000	116,000
Proceeds from unsecured senior notes	396,996	—	—	396,996
Principal payments on line of credit	—	(58,000)	—	(58,000)
Principal payments on mortgage loans	—	(142,828)	(45,563)	(188,391)
Principal payments on capital leases	—	(1,891)	(1,549)	(3,440)
Payment of loan costs	(19,252)	(786)	(3,740)	(23,778)
Transfer to (from) Issuer	(322,691)	282,004	40,687	—

Net cash provided by financing activities	121,228	98,499	85,835	305,562

Effect of exchange rate fluctuation on cash	—	—	(277)	(277)

Net increase in cash	70,904	3,616	37,785	112,305
Cash at beginning of period	191,410	2,471	6,636	200,517

Cash at end of period	$262,314	$6,087	$44,421	$312,822

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2010

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(35,798)	$76,764	$56,488	$97,454

Investing activities:
Acquisition of properties	—	—	(47,390)	(47,390)
Capital expenditures	—	(11,293)	(40,312)	(51,605)
Payment of contingent purchase consideration	—	(12,433)	—	(12,433)
Proceeds from disposal of assets	—	—	587	587
Issuance of mortgage notes receivable	—	(5,796)	(1,669)	(7,465)
Acquisition fees on mortgage notes receivable		(191)	—	(191)
Collection of mortgage loans and receivables	—	499	438	937
Return of short-term investments	8,000	—	—	8,000
Changes in restricted cash	201	(1,753)	(4,013)	(5,565)
Capital lease	—	112	(112)	—

Net cash provided by (used in) investing activities	8,201	(30,855)	(92,471)	(115,125)

Financing activities:
Proceeds from stock offering	232,589	—	—	232,589
Redemptions of common stock	(32,896)	—	—	(32,896)
Distributions to stockholders, net of reinvestments	(66,831)	—	—	(66,831)
Stock issuance costs	(25,536)	—	—	(25,536)
Borrowings under line of credit	—	58,000	—	58,000
Proceeds from mortgage loans and other notes payable	—	—	12,202	12,202
Principal payments on line of credit	—	(99,483)	—	(99,483)
Principal payments on mortgage loans	—	(16,112)	(9,536)	(25,648)
Principal payments on capital leases	—	(1,798)	(1,970)	(3,768)
Payment of loan costs and lender deposits	—	(13,182)	(943)	(14,125)
Transfer to (from) Issuer	(67,857)	27,595	40,262	—

Net cash provided by (used in) financing activities	39,469	(44,980)	40,015	34,504

Effect of exchange rate fluctuation on cash	—	—	61	61

Net increase in cash	11,872	929	4,093	16,894
Cash at beginning of period	177,265	1,621	4,689	183,575

Cash at end of period	$189,137	$2,550	$8,782	$200,469

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	Subsequent Events:

The Company’s board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on October 1, 2011 and November 1, 2011. These distributions are to be paid by December 31, 2011.

On October 12, 2011, the Company acquired an ownership interest in seven senior living facilities (the “Sun III Communities”). The Company entered into agreements with Master MorSun Acquisition LLC (“Seller”), an affiliate of an institutional investor, and Sunrise Senior Living Investments, Inc., a wholly owned subsidiary of Sunrise to acquire the Communities through a new joint venture, CLPSun Partners III, LLC (“CNLSun III”), formed by the Company and Sunrise, with an agreed upon value of approximately $170.0 million. The Company acquired approximately 68.0% of the membership interests in CNLSun III for an equity contribution of approximately $36.0 million, including certain transactional and closing costs, and a pro rata share of the loan proceeds from the new debt financing. Sunrise acquired approximately 32.0% of the membership interests in CNLSun III by transferring its interest in the previous joint venture with Seller, valued at $16.8 million, and contributing its pro rata share of the loan proceeds from the new debt financing.

CNLSun III obtained $120.0 million in new debt financing which was used in part to pay in full the existing indebtedness encumbering the Sun III Communities. The non-recourse loan is collateralized by the Sun III Communities, has a seven year term and a fixed-interest rate of 4.8% requiring monthly interest-only payments for the initial 18 months of the loan and monthly payments thereafter of principal and interest based upon a 30 year amortization schedule.

Under the terms of the venture agreement for CNLSun III with Sunrise, the Company receives a preferred return of 10.0% on its invested capital for the first six years and shares control over major decisions with Sunrise. Sunrise holds the option to buy out the Company’s interest in the venture in years four through six at a price that would provide the Company with a 13.0% internal rate of return.

CNLSun III is accounted for under the equity method of accounting and the Company records its equity in earnings or losses of the venture under the HLBV method of accounting due to the venture structure and preferences the Company receives on the distributions. Under this method, the Company recognizes income or loss in each period based on the change in liquidation proceeds it would receive from a hypothetical liquidation of its investment in the venture based on depreciated book value.

On October 7, 2011 the Company completed restructuring of its non-recourse mortgage loan encumbering two waterpark hotel properties with an outstanding principal balance of approximately $61.9 million. Under the terms of the restructure the Company agreed to make an investment of approximately $10.5 million (“Additional GW Investment”) of which approximately $5.7 million will be used to pay down principal on the original note and $4.8 million will be used for capital improvements.

The Company received a three-year extension on the maturity of the debt to March 1, 2016. The lender agreed to forgive $14.0 million in principal and converted $7.2 million in principal to the right to receive payments subject to future performance of the properties. The Company will make interest only payments on $35.0 million in principal at the rate of 6.08% through August 1, 2012 at which time the loan will be subject to a 25-year period amortization.

Payments on the $7.2 million in contingent principal plus interest at the rate of 6.08 percent is subordinate to the Company first receiving an amount equal to $8.8 million of the Additional GW Investment plus a return of 9.0%. Once this occurs the lender will have the right to receive 50.0% of the net cash flows from the properties as defined in the agreement. At maturity, the lender will have the opportunity to receive any unpaid portion of the $7.2 million contingent principal plus interest based on the appraised value at that time.

The Company’s management has evaluated the two waterpark properties’ operating performance and based on the estimated current and projected cash flows, determined that the properties were not deemed impaired.

As discussed in Note 4, “Real Estate Investment Properties, net”, on November 9, 2011, the Company’s board of directors approved the sale and transition of the twelve EAGLE properties. See Note 4 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of September 30, 2011 and December 31, 2010 and for the quarter and nine months ended September 30, 2011 and 2010. Amounts as of December 31, 2010 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2010.

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

GENERAL

CNL Lifestyle Properties, Inc. (referred to as “we”, “our”, or “us”), was organized pursuant to the laws of the State of Maryland on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally lease on a long-term, triple-net basis (generally between five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. We also engage third-party operators to manage certain properties on our behalf as permitted under applicable tax regulations. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We also invest in senior living properties which we believe are a key lifestyle sector based on demographic trends. We have also made loans (including mortgage, mezzanine and other loans) generally collateralized by interests in real estate. We have engaged CNL Lifestyle Advisor Corporation (the “Advisor”), as our advisor and entered into an advisory agreement with substantially similar terms and services as those provided under our previous advisory agreement.

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of November 4, 2011, we had a portfolio of 169 lifestyle properties which when aggregated by initial purchase price is diversified as follows: approximately 21.0% in ski and mountain lifestyle, 18.7% in golf facilities, 23.5% in senior living, 14.0% in attractions, 5.8% in marinas and 17.0% in additional lifestyle properties. These assets consist of 22 ski and mountain lifestyle properties, 53 golf facilities, 49 senior living facilities, 20 attractions, 17 marinas and eight additional lifestyle properties with the following investment structure:

Wholly-owned:
Leased properties (1)	89
Managed properties	29
Held for development	1
Unconsolidated joint ventures:
Leased properties	14
Managed properties	36

169

FOOTNOTE:

(1)	Leased to single tenant operators (fully occupied), except for one multi-family residential property, with a weighted-average lease rate of 8.6% (based on weighted-average annualized straight-line rent due under our leases) and an average lease expiration of 17 years.

As a mature REIT, a significant focus will be to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for a future listing or other liquidity event by December 31, 2015. We are evaluating each of our properties on an ongoing basis and will likely consider selling certain assets that we believe are not central to our long-term strategy in an effort to rebalance and enhance our portfolio. We anticipate that proceeds from those sales will be reinvested into new assets, enhancements to existing assets or to deleverage. We will also continue to reposition certain assets by making strategic operator changes for properties that we believe will benefit from a new operator based on specific expertise or geographic concentrations that a particular operator possesses.

We currently operate and have elected to be taxed as a real estate investment trust (“REIT’) for federal income tax purposes. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 90.0% of our taxable income to our stockholders and meet other compliance requirements. We are subject to income taxes on taxable income from properties operated by third-party managers. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on all of our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our operating results and cash flows. However, we believe that we are organized and have operated in a manner to qualify for treatment as a REIT beginning with the year ended December 31, 2004. In addition, we intend to continue to be organized and to operate so as to remain qualified as a REIT for federal income tax purposes.

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

Recent trends in the bond markets and interest rates provided an opportunity for us to obtain unsecured senior financing at what we believe are favorable long-term fixed borrowing rates. On April 5, 2011, we issued $400.0 million in senior unsecured notes, a portion of which was used to refinance existing indebtedness and the remainder of which we intend to use to acquire additional lifestyle and other income producing properties and for other general corporate purposes. This new financing allowed us to extend debt maturities for an eight year term at a fixed rate that we believe is favorable and obtain new capital to continue to grow our portfolio, as we completed our third offering of common stock to new investors on April 9, 2011. During the first quarter and up through the end of the primary stock offering we experienced a significant increase in sales of our common stock and raised an additional $207.6 million.

We believe we have, and intend to maintain, a low leverage ratio. Our conservative lease structures generally require security deposits and include cross-default provisions when multiple properties are leased to a single tenant. Our leases also provide inflationary protection through scheduled increases in base rent over the term as well as additional rents due based on a percentage of gross revenues at the properties. Over the next year, we plan to focus on asset management and accretive acquisitions in order to maximize our income and capitalize on a recovery in the economy, particularly with respect to our managed properties that are not subject to lease arrangements and allow us to capture potential up-side if economic conditions improve or in an inflationary environment.

Industry and Portfolio Trends

The majority of the properties in our real estate portfolio are operated by third-party tenant operators under long-term triple-net leases for which we report rental income and are not directly exposed to the variability of property-level operating revenues and expenses. We also engage third-party operators to manage certain properties on our behalf for which we record the property-level operating revenues and expenses and are directly exposed to the variability of the property’s operations which impacts our results of operations.

We believe that the financial and operational performance of our tenants and operators, and the general conditions of the industries within which they operate, provide indicators about our tenants’ health and their ability to pay our rent. We evaluate all of our lifestyle properties as a single industry segment and review performance on a property-by property basis.

During the quarter and nine months ended September 30, 2011, our tenants and operators reported to us an average increase in revenue of 6.4% and 6.5% and an average increase in property-level earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 0.1% and 3.6% as compared to the same periods in the prior year. The following table illustrates comparable properties’ property-level operating results reported to us from our tenants and operators. Although these operating results are not necessarily indicative of the results we recognize from properties that are subject to triple-net leases or joint venture arrangements due to the effect of straight-lining contractual rental income in accordance with general accepted accounting principles (“GAAP”), we believe that they are indicative of the changing health of our properties and operating trends in our industry. We have no reason not to believe in the accuracy or completeness of this information, but it has not been verified (in millions):

	Quarter Ended September 30,
	2011		2010		Increase/(Decrease)
	Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA
Ski & Mountain Lifestyle	$33.4	$(10.2)	$31.9	$(8.8)	4.7%	-15.9%
Golf	43.9	6.6	42.8	6.7	2.6%	-1.5%
Attractions	95.9	45.9	91.7	44.9	4.6%	2.2%
Senior Living	39.5	11.1	35.4	11.3	11.6%	-1.8%
Marinas	12.1	4.9	12.0	5.6	0.8%	-12.5%
Additional Lifestyle Properties	47.3	14.2	41.9	12.7	12.9%	11.8%

Total	$272.1	$72.5	$255.7	$72.4	6.4%	0.1%

	Nine Months Ended September 30,
	2011		2010		Increase/(Decrease)
	Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA
Ski & Mountain Lifestyle	$289.4	$84.2	$276.9	$83.0	4.5%	1.4%
Golf	125.3	23.2	124.7	25.4	0.5%	-8.7%
Attractions	159.3	48.2	150.9	47.3	5.6%	1.9%
Senior Living	118.0	34.9	103.4	31.9	14.1%	9.4%
Marinas	26.9	10.3	27.1	11.1	-0.7%	-7.2%
Additional Lifestyle Properties	137.9	39.6	121.6	33.4	13.4%	18.6%

Total	$856.8	$240.4	$804.6	$232.1	6.5%	3.6%

FOOTNOTE:

(1)	Represents property-level EBITDA before management fees and rent payments to us, as applicable.

The overall improvement in tenant operating performance for the quarter and nine months ended September 30, 2011 is primarily attributable to growth in our additional lifestyle properties asset class including increases at the Omni Mt. Washington Resort and our two Great Wolf waterpark resorts. Our ski and attraction portfolios have also performed well, however, a number of our tenants continue to experience economic hardship partially with respect to certain golf and marina properties. Continued hardship for these tenants could result in their inability to pay rents and defaults under their leases.

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

Impairments

We have been actively monitoring the performance of several of our golf facilities operated by Evergreen Alliance Golf Limited, L.P. (“EAGLE”), which have had ongoing challenges due to the general economic environment. The golf industry in particular is still subject to significant discounting from competition and golf courses have a large fixed cost component necessary to keep the courses in good condition regardless of the number of rounds played in a given day. Additionally, at a number of the courses, expenses have started to increase even though the properties are being managed effectively. As a result of these further challenges, during the quarter ended September 30, 2011, we began to implement a restructuring plan for certain EAGLE properties. On October 4, 2011, we increased the current loan available to EAGLE to $7.5 million and agreed to forebear rent for selected properties. As of November 4, 2011 and September 30, 2011, approximately $6.9 million and $4.0 million, respectively, were drawn under the loan. In addition, we intend to sell five properties and transition seven other properties to new operators to be managed for a period of time. Applicable tax laws allow us to engage independent third-party management for these properties for a period of time before they are required to be re-leased. We believe that EAGLE remains an important tenant, remains a capable and qualified operator and has the ability to perform successfully over the long term. Notwithstanding, we have determined that it is currently in our best interest at this time to diversify our tenant base and that certain properties will perform better in the hands of other operators due to the specific nature or geographic location of those properties where another operator may have a particular expertise related to a property or may have a more significant concentration of other courses in the same area which will lead to better economies of scale. We will continue to monitor EAGLE’s performance and may consider further sales of assets or may transition additional EAGLE properties to new operators in the future until the performance of these assets can be stabilized.

Historically, we evaluated these properties for impairment on a portfolio lease basis based on our belief that the properties operated by EAGLE would be held long-term under cross-defaulted leases. As a result of the restructuring and our recent decision to sell and transition the properties noted above, we evaluated the carrying value of the EAGLE properties for impairment. Based on the weighted analysis of the estimated undiscounted cash flows under the potential scenarios and the holding periods, we determined that the carrying value on some of the properties may not be recoverable. As a result, at September 30, 2011, we reduced the carrying value of five of the properties by recording an impairment provision of approximately $16.7 million. Additionally, we recorded a loss on lease termination of approximately $5.4 million related to deferred rent and wrote off approximately $0.3 million of past due rent that is deemed uncollectable on the properties that are expected to be transitioned to new operators.

On November 9, 2011, our board of directors approved the sale of the five properties and transition of the seven EAGLE properties to new operators. Our carrying value of the five properties that met the held for sale criteria on November 9, 2011 was approximately $5.1 million.

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

In addition, seasonality directly impacts certain of our properties where we engage independent third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of September 30, 2011, we had a total of 29 wholly-owned managed properties consisting of two golf facilities, 16 attractions properties, seven senior living and four additional lifestyle properties which include three waterpark hotels and one hotel and ski resort. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties. Conversely, during the third quarter, our consolidated operating results and cash flows will improve during the peak operating months of our large attraction properties, offset, by the non-peak operating months of our ski resort property.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for property acquisitions and enhancements, payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and enhancements are generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by rental income, net security deposits received from leased properties, property operating income for managed properties, interest payments on the loans we make, interest earned on our cash balances and distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could result in the need to borrow more to maintain the same level of distributions or in a decrease in the level of distributions. We also have approximately $115.4 million available under our revolving line of credit.

Going forward and consistent with the life cycle of our company described under “GENERAL” above, we intend to make selective property acquisitions within the parameters of our conservative investment policies with our cash on hand, the proceeds from our reinvestment plan, our line of credit and other long-term debt financing including the senior unsecured notes. See “Indebtedness” for additional information.

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

We believe that our current liquidity needs for operating expenses, debt service and cash distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash. We believe that our leverage is still relatively low and that we will be able to refinance the majority of our debt as it comes due and will be exploring additional borrowing opportunities. From time to time we will consider open market purchases of our senior unsecured securities or other indebtedness when considered advantageous. The acquisition of additional real estate investments will be dependent upon the amount and pace of capital raised through our reinvestment plan and our ability to obtain additional long-term debt financing.

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

As of April 9, 2011, we cumulatively raised approximately $3.2 billion (322.1 million shares) in subscription proceeds through our three public offerings, including approximately $290.1 million (30.5 million shares) received through our reinvestment plan. Upon completion of our third offering, during the period from April 10, 2011 through September 30, 2011, we received additional $42.3 million (4.5 million shares) through our reinvestment plan.

Indebtedness

We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets on an annual basis. As of September 30, 2011, our leverage ratio, calculated as total indebtedness over total assets, was 31.1%. We currently have no significant near-term debt maturities other than a $52.0 million loan maturing at the end of 2011 that we expect to refinance or repay. On August 4, 2011, we amended our revolving line of credit arrangement to increase the borrowing capacity to up to $125.0 million, with a current borrowing capacity of $115.4 million based on the value of the underlying collateral. The terms of the revolving line of credit remained substantially similar. As of the date of this filing, we have not drawn against our revolving line of credit.

As of September 30, 2011 and December 31, 2010, our indebtedness consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Mortgages payable
Fixed rate debt	$346,120	$415,877
Variable rate debt (1)	135,397	138,666
Discount	(2,355)	(3,399)
Sellers financing
Fixed rate debt	52,000	52,000

Total mortgages and other notes payable	531,162	603,144

Line of credit	—	58,000

Unsecured senior notes	400,000	—
Discount	(2,867)	—

Total unsecured senior notes	397,133	—

Total indebtedness	$928,295	$661,144

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $127.7 million and $86.5 million as of September 30, 2011 and December 31, 2010, respectively, that has been swapped to fixed rates.

Other Indebtedness. On May 12, 2011, we repaid approximately $25.0 million, including interest, on one of our loans that was collateralized by one of our additional lifestyle properties. On August 29, 2011, we refinanced this loan.

During the nine months ended September 30, 2011, we obtained the following loans (in thousands):

	Monthly Payment Terms (Loan Collateral)	Interest Rate	Date of Agreement	Maturity Date	Debt Amount

Variable rate debt:
Mortgage debt (1)	Principal & interest (collateralized by ski and mountain lifestyle property)	One-month LIBOR + 4.50%	1/13/2011	12/31/2015	$18,000

Mortgage debt (2)	Principal & interest (collateralized by additional) lifestyle property)	One-month LIBOR + 3.00%	8/29/2011	8/29/2016	25,000

Fixed rate debt:
Mortgage debt	Principal & interest (collateralized by seven senior) living facilities)	4.53%	9/29/2011	10/5/2018	53,000

Mortgage debt	Principal & interest (collateralized by one attraction property)	6.80%	9/21/2011	9/28/2016	20,000

		Total			$116,000

FOOTNOTES:

(1)	On January 13, 2011, we entered into an interest swap thereby fixing the rate at 6.68%.
(2)	On August 30, 2011, we entered into an interest rate swap thereby fixing the rate at 4.31%.

On October 7, 2011 we completed restructuring of our non-recourse mortgage loan encumbering two waterpark hotel properties with an outstanding principal balance of approximately $61.9 million. Under the terms of the restructure we agreed to make an investment of approximately $10.5 million (“Additional GW Investment”) of which approximately $5.7 million will be used to pay down principal on the original note and $4.8 million will be used for capital improvements.

We received a three-year extension on the maturity of the debt to March 1, 2016. The lender agreed to forgive $14.0 million in principal and converted $7.2 million in principal to the right to receive payments subject to future performance of the properties. We will make interest only payments on $35.0 million in principal at the rate of 6.08% through August 1, 2012 at which time the loan will be subject to a 25-year period amortization.

Payments on the $7.2 million in contingent principal plus interest at the rate of 6.08 percent is subordinate to us first receiving an amount equal to $8.8 million of the Additional GW Investment plus a return of 9.0%. Once this occurs the lender will have the right to receive 50.0% of the net cash flows from the properties as defined in the agreement. At maturity, the lender will have the opportunity to receive any unpaid portion of the $7.2 million contingent principal plus interest based on the appraised value at that time.

Our management has evaluated the two waterpark properties’ operating performance and based on the estimated current and projected cash flows, determined that the properties were not deemed impaired.

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

The terms of the indenture governing the notes, among other things, place certain limitations on our ability and certain of our subsidiaries to (i) transfer and sell assets; (ii) pay dividends or make certain distributions, buy subordinated indebtedness or securities or make certain other restricted payments; (iii) incur or guarantee additional indebtedness or issue preferred stock; (iv) incur dividend or other payment restrictions affecting restricted subsidiaries; (v) merge, consolidate or sell all or substantially all of our assets; (vi) enter into certain transactions with affiliates; or (vii) engage in business other than a business that is the same or similar to our current business or a reasonably related extension thereof. These covenants are subject to a number of limitations and exceptions that are described in the indenture. Additionally, the indenture require us to maintain, at all times, total unencumbered assets of not less than 150% of the aggregate principal amount of our consolidated unsecured indebtedness. We believe we are in compliance with these covenants.

At any time prior to April 15, 2014, we may use the proceeds of certain equity offerings to redeem up to 35.0% of the aggregate principal amount of the notes at a redemption price equal to 107.250% of the principal amount. At any time prior to April 15, 2015, we may redeem all or part of the notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100.0% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, we may redeem some or all of the Notes on or after April 15, 2015, at redemption prices set forth in the indenture, together with accrued and unpaid interest.

Operating Cash Flows

Our net cash flows provided by operating activities for the nine months ended September 30, 2011 and 2010 was approximately $92.9 million and $97.5 million, respectively. Operating cash flows primarily consists of rental income from operating leases, property operating revenues from managed properties, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances offset by payments made for operating expenses including property operating expenses and asset management fees to our Advisor.

Distributions from Unconsolidated Entities

As of September 30, 2011, we had investments in 43 properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the quarter and nine months ended September 30, 2011, we received approximately $7.2 million and $17.1 million, respectively, as compared to approximately $3.1 million and $9.2 million for the same periods in 2010.

The following table summarizes the distributions declared to us from our unconsolidated entities (in thousands):

	Quarter Ended September 30,
	2011	2010	$ Change
DMC Partnership	$2,607	$3,083	$(476)
Intrawest Venture	685	729	(44)
CNLSun I Venture (1)	3,909	—	3,909
CNLSun II Venture (1)	413	—	413

	$7,614	$3,812	$3,802

	Nine Months Ended September 30,
	2011	2010	$ Change
DMC Partnership	$7,962	$8,273	$(311)
Intrawest Venture	1,859	1,179	680
CNLSun I Venture (1)	11,218	—	11,218
CNLSun II Venture (1)	413	—	413

	$21,452	$9,452	$12,000

FOOTNOTE:

(1)	Amount represents distribution declared to us from date of acquisition through the period presented. See “Acquisitions and Investments in unconsolidated entities” for additional information.

Acquisitions and Investments in Unconsolidated Entities

During the nine months ended September 30, 2011, we acquired the following real estate investment properties (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price
Amenities and land adjacent to The Omni Mount Washington Resort	New Hampshire	8/12/2011	$10,500
One golf facility, resort amenities and development land

Culpepper Place at Branson Meadows -	Missouri	8/31/2011	9,850
One senior living facility

Culpepper Place at Chesterfield Village -	Missouri	8/31/2011	12,200
One senior living facility

Culpepper Place of Nevada -	Missouri	8/31/2011	425
One senior living facility

Culpepper of Springdale -	Arkansas	8/31/2011	8,850
One senior living facility

Culpepper Place of Springfield -	Missouri	8/31/2011	7,725
One senior living facility

Culpepper Place of Jonesboro -	Arkansas	8/31/2011	7,950
One senior living facility

Town Center Village -	Portland	8/31/2011	40,967
One senior living facility

Total			$98,467

The senior living properties above are operated and managed under management agreements with third-party management operators for a term of five years.

On October 12, 2011, we acquired an ownership interest in seven senior living facilities (the “Sun III Communities”). We entered into agreements with Master MorSun Acquisition LLC (“Seller”), an affiliate of an institutional investor, and Sunrise Senior Living Investments, Inc., a wholly owned subsidiary of Sunrise to acquire the Sun III Communities through a new joint venture, CLPSun Partners III, LLC (“CNLSun III”), formed by us and Sunrise, with an agreed upon value of approximately $170.0 million. We acquired approximately 68.0% of the membership interests in CNLSun III for an equity contribution of approximately $36.0 million, including certain transactional and closing costs, and a pro rata share of the loan proceeds from the new debt financing. Sunrise acquired approximately 32.0% of the membership interests in CNLSun III by transferring its interest in the previous joint venture with Seller, valued at $16.8 million, and contributing its pro rata share of the loan proceeds from the new debt financing.

CNLSun III obtained $120.0 million in new debt financing which was used in part to pay in full the existing indebtedness encumbering the Sun III Communities. The non-recourse loan, collateralized by the Sun III Communities has a seven year term and a fixed-interest rate of 4.8% requiring monthly interest-only payments for the initial 18 months of the loan and monthly payments thereafter of principal and interest based upon a 30 year amortization schedule.

Under the terms of the venture agreement for CNLSun III, we are entitled to receive a preferred return of 10.0% on our invested capital for the first six years and shares control over major decisions with Sunrise. Sunrise holds the option to buy out our interest in the venture in years four through six at a price that would provide us with a 13.0% internal rate of return depending on the date of exercise.

On August 2, 2011, we acquired an ownership interest in a portfolio of six senior living facilities. We entered into agreements with Metropolitan Connecticut Property Ventures, LLC, an affiliate of MetLife, Inc. (“Seller”), and Sunrise Senior Living Investments, Inc. (“Sunrise”) to acquire the portfolio through a new joint venture formed by us and Sunrise, CNLSun Partners II, LLC (“CNLSun II”), with an agreed upon value of approximately $131.0 million. We acquired seventy percent (70.0%) of the membership interests in CNLSun II for an equity contribution of approximately $19.0 million, excluding certain transactional and closing costs. Sunrise contributed $8.1 million, in cash, for a thirty percent (30.0%) membership interest in CNLSun II. CNLSun II paid down the portfolio’s existing financing by approximately $26.0 million resulting in a principal balance of approximately $104.5 million. The non-recourse loan has a floating interest rate of one-month LIBOR plus 2.08%, subject to a LIBOR floor of 2.5%, matures on April 5, 2014 and has two, one-year extensions based on debt ratio.

Under the terms of the venture agreement for CNLSun II, we are entitled to receive a preferred return of 11.5% to 13.0% on its invested capital for the first six years and shares control over major decisions with Sunrise. Sunrise holds the option to buy out our interest in the venture in years four through six at a price that would provide us with a 16.0% internal rate of return depending on the date of exercise.

On January 10, 2011, we acquired an ownership interest in 29 senior living facilities (the “Communities”). We entered into agreements with US Assisted Living Facilities III, Inc., an affiliate of an institutional investor, and Sunrise to acquire the Communities through a new joint venture formed by us and Sunrise (“CNLSun I”), valued at approximately $630.0 million. We acquired sixty percent (60.0%) of the membership interests in the CNLSun I for an equity contribution of approximately $134.3 million, including certain transactional and closing costs. Sunrise contributed cash and its interest in the previous joint venture with Seller for a forty percent (40.0%) membership interest in the CNLSun I. The CNLSun I obtained $435.0 million in loan proceeds from new debt financing, a portion of which was used to refinance the existing indebtedness encumbering the properties in the portfolio. The non-recourse loan has a three-year term, a fixed-interest rate of 6.76%, requiring monthly interest-only payments, and matures on February 6, 2014.

Under the terms of our venture agreement for CNLSun I, we are entitled to receive a preferred return of 11.0% to 11.5% on our invested capital for the first six years and share control over major decisions with Sunrise. Sunrise holds an option to buy out our interest in the venture in years three through six at a price which would provide us with a 13.0% to 14.0% internal rate of return depending on the date of exercise.

All of our unconsolidated entities are accounted for under equity method of accounting and we record our equity in earnings of the ventures under the hypothetical liquidation of book value (“HLBV”) method of accounting due to the ventures structures and preferences we receive on the distributions and liquidation. Under this method, we recognize income or loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of our investment in the ventures from the beginning to the end of the periods presented. The HLBV method is based on depreciated book value of the investment which may not necessarily be indicative of the fair market value of our investment in a venture. The HLBV method may create significant variability in earnings or losses from the venture while cash distribution may be more consistent as a result of distribution preferences we have ahead of our partner.

Mortgages and Other Notes Receivable, net

As of September 30, 2011 and December 31, 2010, mortgages and other notes receivable consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

Principal	$118,041	$116,503
Accrued interest	2,940	2,347
Acquisition fees, net	1,077	1,750
Loan origination fees, net	(55)	(101)
Loan loss provision (1)	—	(4,072)

Total carrying amount	$122,003	$116,427

FOOTNOTE:

(1)	We settled loans and wrote off the related loan loss provision for loans that were deemed uncollectible in connection with the lease termination and settlement agreement with PARC Management, LLC (“PARC”).

During the nine months ended September 30, 2011, we sold two of our attraction properties and received notes from the buyers for approximately $9.0 million and $3.6 million, respectively, which are collateralized by the properties sold. The $9.0 loan bears interest at an annual fixed rate of 7.5% and requires monthly interest-only payments with $1.8 million of principal due in February 2016 and the remainder of the principal and accrued and unpaid interest due at maturity on February 10, 2021. The $3.6 million loan bears interest at an annual fixed rate of 8.5% and requires monthly payments of principal and interest based on a 25-year amortization schedule with a final balloon payment on July 31, 2016. In connection with the sales, no gain or loss was recognized.

In 2010, we committed to fund two construction loans to two existing borrowers totaling approximately $10.1 million. On September 16, 2011, one of the borrowers repaid its outstanding construction loan of approximately $3.1 million including interest. As of September 30, 2011 and December 31, 2010, approximately $6.5 million and $5.0 million, respectively, were drawn on the remaining construction loan.

On September 16, 2011, one of our borrowers repaid their outstanding loan of approximately $4.7 million, including interest.

Distributions

We intend to pay distributions to our stockholders on a quarterly basis. The amount of distributions declared to our stockholders is determined by our board of directors and is dependent upon a number of factors, including:

•

Sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”), as well as, expected future long-term stabilized cash flows, FFO and MFFO;

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

The following table represents total distributions declared including cash distributions, distributions reinvested and distributions per share for the nine months ended September 30, 2011 and 2010 (in thousands except per share data):

					Sources of Distributions Paid in Cash
Periods	Distributions Per Share	Total Distributions Declared (1)	Distributions Reinvested	Cash Distributions	Cash Flows From Operating Activities (2)
2011 Quarter
First	$0.1563	$45,040	$20,072	$24,968	$24,317	(3)
Second	0.1563	47,430	21,135	26,295	27,257
Third	0.1563	47,874	21,210	26,664	41,299

	$0.4689	$140,344	$62,417	$77,927	$92,873

2010 Quarter
First	$0.1563	$38,987	$17,463	$21,524	$25,134
Second	0.1563	40,092	17,913	22,179	28,948
Third	0.1563	41,593	18,465	23,128	43,372

	$0.4689	$120,672	$53,841	$66,831	$97,454

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offerings and debt financings as opposed to operating cash flows. The board of directors also uses other measures, such as FFO and MFFO, in order to evaluate the level of distributions.
(3)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with borrowings.

Our board of directors declared distributions of $0.0521 per share to stockholders of record at the close of business on October 1, 2011 and November 1, 2011. These distributions are to be paid by December 31, 2011.

Common Stock Redemptions

The following details our redemptions for the nine months ended September 30, 2011 (in thousands except per share data).

2011 Quarters	First	Second	Third	Year-to-Date
Requests in queue	3,595	4,036	5,328	3,595
Redemptions requested	1,227	2,133	1,475	4,835
Shares redeemed:
Prior period requests	(631)	(500)	(503)	(1,634)
Current period requests	(135)	(256)	(265)	(656)
Adjustments (1)	(20)	(85)	(19)	(124)

Pending redemption requests (2)	4,036	5,328	6,016	6,016

Average price paid per share	$9.79	$9.83	$9.83	$9.82

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

The amount redeemed on a quarterly basis, if any, is determined by our board of directors in its sole discretion. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings.

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

Stock Issuance Costs and Other Related Party Arrangements

On April 9, 2011, we entered into an advisory agreement with CNL Lifestyle Advisor Corporation (the “Advisor”). The terms of this agreement are similar to the terms of the advisory agreement we had with our former advisor, CNL Lifestyle Company, LLC. The individuals who served as officers of the former advisor and directors of its managing member served in those capacities with the Advisor at the inception of the new agreement. Certain of our directors and officers hold similar positions with the Advisor and CNL Securities Corp., the managing dealer of our common stock offerings (the “Managing Dealer”).

Our chairman of the board indirectly owns a controlling interest in CNL Financial Group, the parent of our Advisor and indirect parent of the Managing Dealer. The Managing Dealer received fees and compensation in connection with our common stock offerings, which were completed on April 9, 2011, and the Advisor receives fees and compensation in connection with the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $68.1 million and $51.7 million for the nine months ended September 30, 2011 and 2010, respectively. Of these amounts, approximately $1.3 million and $5.6 million are included in the due to affiliates line item in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively. Our Advisor and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions, and operating activities. Reimbursable expenses for the nine months ended September 30, 2011 and 2010 were approximately $9.8 million and $9.4 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year. For the expense years ended September 30, 2011 and 2010, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $4.3 million and $5.3 million as of September 30, 2011 and December 31, 2010, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2010 for a summary of our other Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

As of September 30, 2011 and 2010, we had invested in 162 and 121 properties, respectively, through the following investment structures:

	September 30,
	2011	2010
Wholly-owned:
Leased properties	89	106
Managed properties	29	6
Held for development	1	1
Unconsolidated joint ventures:
Leased properties	14	8
Managed properties	29	—

	162	121

As we expected, beginning in the first quarter of 2011 we began to experience significant effects of seasonality on our operating results due to the transition of certain attractions properties from leased to managed structure during their seasonally slow period. Accordingly, our unaudited condensed consolidated results of operations, as well as our FFO and MFFO for the quarter and nine months ended September 30, 2011 and 2010 are not directly comparable primarily as a result of: (i) the reduction in rental income from 17 properties that were previously leased in 2010 and converted to managed structure in 2011, and (ii) the property-level operating revenues and expenses that we began recognizing on the 16 managed attraction properties that were previously leased, the most significant of which are operated seasonally. These properties are open primarily during the months of May through September and closed for the off season between October through April.

The following is an analysis and discussion of our operations for the quarter and nine months ended September 30, 2011 as compared to the same periods in 2010 (in thousands except per share data):

	Quarter Ended
	September 30,
	2011	2010	$ Change	% Change

Revenues:
Rental income from operating leases	$40,741	$52,471	$(11,730)	-22.4%
Property operating revenues	111,111	24,120	86,991	360.7%
Interest income on mortgages and other notes receivable	3,244	3,663	(419)	-11.4%

Total revenues	155,096	80,254	74,842	93.3%

Expenses:
Property operating expenses	66,265	19,549	46,716	239.0%
Asset management fees to advisor	7,985	6,744	1,241	18.4%
General and administrative	4,686	3,312	1,374	41.5%
Ground lease and permit fees	3,108	2,830	278	9.8%
Acquisition fees and costs	2,766	3,166	(400)	-12.6%
Other operating expenses	2,614	1,097	1,517	138.3%
Bad debt expense	451	367	84	22.9%
Loan loss provision	—	5,094	(5,094)	-100.0%
Loss on lease termination	5,181	40,097	(34,916)	-87.1%
Impairment provision	16,691	26,880	(10,189)	-37.9%
Depreciation and amortization	30,666	31,904	(1,238)	-3.9%

Total expenses	140,413	141,040	(627)	-0.4%

Operating income (loss)	14,683	(60,786)	75,469	-124.2%

Other income (expense):
Interest and other income (expense)	(390)	393	(783)	-199.2%
Interest expense and loan cost amortization	(16,458)	(12,208)	(4,250)	-34.8%
Equity in earnings of unconsolidated entities	926	2,811	(1,885)	-67.1%

Total other expense	(15,922)	(9,004)	(6,918)	-76.8%

Net loss	$(1,239)	$(69,790)	$68,551	98.2%

Loss per share of common stock (basic and diluted)	$(0.00)	$(0.26)	$0.26	100.0%

Weighted average number of shares of common stock outstanding (basic and diluted)	306,344	267,353

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change

Revenues:
Rental income from operating leases	$130,420	$159,135	$(28,715)	-18.0%
Property operating revenues	204,570	65,537	139,033	212.1%
Interest income on mortgages and other notes receivable	9,764	10,713	(949)	-8.9%

Total revenues	344,754	235,385	109,369	46.5%

Expenses:
Property operating expenses	160,245	56,908	103,337	181.6%
Asset management fees to advisor	23,296	19,933	3,363	16.9%
General and administrative	11,695	10,085	1,610	16.0%
Ground lease and permit fees	10,611	9,124	1,487	16.3%
Acquisition fees and costs	9,677	9,117	560	6.1%
Other operating expenses	5,242	3,142	2,100	66.8%
Bad debt expense	1,057	367	690	188.0%
Loan loss provision	—	5,094	(5,094)	-100.0%
Loss on lease termination	6,641	40,097	(33,456)	-83.4%
Impairment provision	16,691	26,880	(10,189)	-37.9%
Depreciation and amortization	91,365	95,095	(3,730)	-3.9%

Total expenses	336,520	275,842	60,678	22.0%

Operating income (loss)	8,234	(40,457)	48,691	-120.4%

Other income (expense):
Interest and other income	(1,307)	535	(1,842)	-344.3%
Interest expense and loan cost amortization	(43,750)	(36,124)	(7,626)	-21.1%
Equity in earnings (loss) of unconsolidated entities	(779)	8,513	(9,292)	-109.2%

Total other expense	(45,836)	(27,076)	(18,760)	-69.3%

Net loss	$(37,602)	$(67,533)	$29,931	44.3%

Earnings loss per share of common stock (basic and diluted)	$(0.13)	$(0.26)	$0.13	50.0%

Weighted average number of shares of common stock outstanding (basic and diluted)	300,387	258,532

Rental income from operating leases. Overall, we experienced a net decrease of 22.4% and 18.0% in rental income for the quarter and nine months ended September 30, 2011 as compared to the same periods in 2010. The decrease is attributable to the lease terminations, which were transitioned to managed properties, offset in part by capital expansion projects that have increased the lease basis and base rents for certain of our properties. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands).

	For the Quarter Ended
Properties Subject to Operating Leases	September 30,		$ Change	% Change
	2011	2010
Ski & Mountain Lifestyle	$19,071	$18,330	$741	4.0%
Golf	11,231	10,859	372	3.4%
Attractions	3,424	14,896	(11,472)	-77.0%
Marinas	5,499	5,528	(29)	-0.5%
Additional Lifestyle Properties	1,516	2,858	(1,342)	-47.0%

Total	$40,741	$52,471	$(11,730)	-22.4%

	$111,111	$111,111	$111,111	$111,111
	For the Nine Months Ended
Properties Subject to Operating Leases	September 30,		$ Change	% Change
	2011	2010
Ski & Mountain Lifestyle	$67,237	$64,879	$2,358	3.6%
Golf	33,051	32,867	184	0.6%
Attractions	9,251	40,072	(30,821)	-76.9%
Marinas	16,059	14,280	1,779	12.5%
Additional Lifestyle Properties	4,822	7,037	(2,215)	-31.5%

Total	$130,420	$159,135	$(28,715)	-18.0%

As of September 30, 2011 and 2010, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.6% and 8.8%, respectively. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and theme park operations, residential fees at our senior living facilities and other service revenues. The following information summarizes the revenues of our properties that are managed by third-party operators for the quarter and nine months ended September 30, 2011 and 2010 (in thousands):

	$204,570	$204,570	$204,570	$204,570
	For the Quarter Ended
Properties Managed Under Third-Party Operators	September 30,		$ Change	% Change
	2011	2010
Golf	$1,979	$3,509	$(1,530)	-43.6%
Attractions	81,046	—	81,046	n/a
Senior Living	2,157	—	2,157	n/a
Additional Lifestyle Properties	25,929	20,611	5,318	25.8%

Total	$111,111	$24,120	$86,991	360.7%

	$111,111	$111,111	$111,111	$111,111
	For the Nine Months Ended
Properties Managed Under Third-party Operators	September 30,		$ Change	% Change
	2011	2010
Golf	$8,389	$11,044	$(2,655)	-24.0%
Attractions	124,180	—	124,180	n/a
Senior Living	2,157	—	2,157	n/a
Additional Lifestyle Properties	69,844	54,493	15,351	28.2%

Total	$204,570	$65,537	$139,033	212.1%

As of September 30, 2011 and 2010, we had a total of 29 and 5 managed properties, respectively, the majority of which are operated seasonally due to geographic location, climate and weather patterns as discussed above. The increase in property operating revenue is primarily attributable to the attractions properties that were previously leased to third party tenants in 2010. In addition, property revenue related to our additional lifestyle properties increased due to improved performance under the management of Omni Resorts as a result of renovations and improvements made to the property over the past several years and we have seen improved results at our two Great Wolf waterpark resorts. The property operating revenues from our managed golf properties were lower primarily as a result of one course being re-leased during the quarter ended September 30, 2011, therefore recording its operations for a partial period in 2011 as compared to full period in 2010.

Interest income on mortgages and other notes receivable. For the quarter and nine months ended September 30, 2011, we earned interest income of approximately $3.2 million and $9.8 million as compared to $3.7 million and $10.7 million for the quarter and nine months ended September 30, 2010, respectively, on our performing loans with an aggregate principal balance of approximately $122.0 million and $147.1 million as of September 30, 2011 and 2010, respectively. The decrease is attributable to three loans that were deemed uncollectible in connection with PARC’s lease terminations and were written off in the third quarter of 2010 and the repayment of three loans in the fourth quarter of 2010, offset in part by additional loans made by us subsequent to September 30, 2010.

Property operating expenses. Property operating expenses from managed properties increased principally as a result of the attractions properties that were previously subject to net lease arrangements in 2010 and are now managed by third party operators on our behalf. The following information summarizes the expenses of our properties that are managed by third-party operators for the quarter and nine months ended September 30, 2011 and 2010 (in thousands):

	$160, 245	$160, 245	$160, 245	$160, 245
	For the Quarter Ended
Properties Managed Under Third-Party Operators	September 30,		$ Change	% Change
	2011	2010
Golf	$2,222	$3,347	$(1,125)	-33.6%
Attractions	41,923	—	41,923	n/a
Senior Living	1,568	—	1,568	n/a
Additional Lifestyle Properties	20,552	16,202	4,350	26.8%

Total	$66,265	$19,549	$46,716	239.0%

	$160,245	$160,245	$160,245	$160,245
	For the Nine Months Ended
Properties Managed Under Third-Party Operators	September 30,		$ Change	% Change
	2011	2010
Golf	$7,852	$9,750	$(1,898)	-19.5%
Attractions	98,918	—	98,918	n/a
Senior Living	1,568	—	1,568	n/a
Additional Lifestyle Properties	51,907	47,158	4,749	10.1%

Total	$160,245	$56,908	$103,337	181.6%

Asset management fees to advisor. Monthly asset management fees of 0.08334% of invested assets are paid to the Advisor for the management of our real estate, loans and other permitted investments. Asset management fees to our advisor were approximately $8.0 million and $23.3 million for the quarter and nine months ended September 30, 2011 and approximately $6.7 million and $19.9 million for the quarter and nine months ended September 30, 2010, respectively. The increase in asset management fees is due to the acquisition of additional real estate properties and loans made subsequent to September 30, 2010.

General and administrative. General and administrative expenses were approximately $4.7 million and $11.7 million for the quarter and nine months ended September 30, 2011 as compared to $3.3 million and $10.1 million for the quarter and nine months ended September 30, 2010, respectively. The increase is primarily due to an increase in legal expenses relating to the PARC lease termination and settlement agreement and transfer agent fees, offset in part by reduction in professional services.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds and, with respect to properties that are subject to our triple-net leases, are paid by the tenants in accordance with the terms of our leases with those tenants. For leased properties where the tenant is responsible for paying these expenses, we have corresponding equivalent revenues included in rental income from operating leases. For the quarter and nine months ended September 30, 2011, ground lease and land permit fees were approximately $3.1 million and $10.6 million as compared to $2.8 million and $9.1 million for the quarter and nine months ended September 30, 2010, respectively. The increase is attributable to the increase in gross revenue of certain underlying properties increasing ground lease and permit fees and the growth of our property portfolio.

Acquisition fees and costs. Acquisition fees are paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and are generally 3% of gross offering proceeds. Acquisition fees and costs totaled approximately $2.8 million and $9.7 million for the quarter and nine months September 30, 2011 and approximately $3.2 million and $9.1 million for the quarter and nine months ended September 30, 2010, respectively. The decrease for the quarter ended September 30, 2011 is primarily due to the reduction in the sale of our common stock resulting from the completion of our third offering on April 9, 2011. The increase for the nine months ended September 30, 2011 is due to increased acquisition activity during 2011, offset by lower sales of our common stock as a result of our common stock offering ending on April 9, 2011.

Other operating expenses. Other operating expenses totaled approximately $2.6 million and $5.2 million for the quarter and nine months ended September 30, 2011, as compared to approximately $1.1 million and $3.1 million for the quarter and nine months ended September 30, 2010, respectively. The increase is primarily attributable to an increase in repairs and maintenance expenses incurred. Capital expenditures are made from the capital improvement reserve accounts for replacements, refurbishments, repairs and maintenance at our properties. Certain expenditures that do not substantially enhance the property value or increase the estimated useful lives cannot be capitalized and are expensed.

Bad debt expense. Bad debt expense was approximately $0.5 million and $1.1 million for the quarter and nine months ended September 31, 2011 as compared to approximately $0.4 million for both the quarter and nine months ended September 30, 2010, respectively. The increase is primarily attributable to the write-off of rent receivables from the seven properties leased by EAGLE that are being transitioned from leased to managed structures.

Loan loss provision. Loan loss provision was approximately $5.1 million for the quarter and nine months ended September 30, 2010 as a result of the write-off of notes receivable from PARC properties that were deemed uncollectible. We had no loan loss provision for the quarter and nine months ended September 30, 2011.

Loss on lease termination. Loss on lease termination was approximately $5.2 million and $6.6 million for the quarter and nine months ended September 30, 2011 as compared to approximately $40.1 million for both the quarter and nine months ended September 30, 2010, respectively. The decrease is due to a reduction in the number of properties transitioned from leased to managed structures. For the nine months ended September 30, 2011, we recorded a loss on lease termination on seven properties in anticipation of transitioning the properties leased to EAGLE to new managers, as compared to 18 attraction properties that were in the process of being transitioned as of September 30, 2010.

Impairment provision. One of our operators, EAGLE, which operates 43 of our golf facilities, continues to have ongoing challenges due to the general economic environment. In anticipation of a lease restructures and asset sales, we evaluated the carrying value of the facilities and determined that the carrying value on certain facilities may not be recoverable. As a result, we recorded an impairment provision of approximately $16.7 million for the quarter and nine months ended September 30. 2011. During the same periods in 2010, we determined certain of our properties’ carrying value may not be recoverable and recorded an impairment provision of approximately $26.9 million on the two Great Wolf properties, one golf property and one attraction property.

Depreciation and amortization. Depreciation and amortization expenses were approximately $30.7 million and $91.4 million for the quarter and nine months ended September 30, 2011 as compared to approximately $31.9 million and $95.1 million for the quarter and nine months ended September 30, 2010, respectively. The decrease is primarily due to an impairment provision that reduced the carrying value on our two Great Wolf properties in 2010 which reduced the depreciation expense applicable to those properties, as well as equipment at various properties becoming fully depreciated, offset in part by depreciation on newly acquired properties.

Interest and other income (expense). Interest and other income (expense) totaled approximately $(0.4) million and $(1.3) million for the quarter and nine months ended September 30, 2011 as compared to approximately $0.4 million and $0.5 million for the quarter and nine months September 30, 2010, respectively. The change is primarily due to the write-off of unamortized loan costs and prepayment fees paid on loans that were repaid, a general decrease in rates paid by depository institutions on short-term deposits and a loss from disposals of fixed assets. During the quarter and nine months ended September 30, 2011, we received an average yield of 0.13% and 0.14% as compared to an average yield of 0.17% and 0.46% during the same periods in 2010.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $16.5 million and $43.8 million for the quarter and nine months ended September 30, 2011 as compared to approximately $12.2 million and $36.1 million for the same periods in 2010. The increase is attributable to the issuance of our unsecured senior notes, offset by the repayment and the restructuring of our loans subsequent to September 30, 2010.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Quarter Ended September 30,
	2011	2010	$ Change	% Change
DMC Partnership	$2,724	$2,717	$7	0.3%
Intrawest Venture	231	94	137	145.7%
CNLSun I Venture	(1,315)	—	(1,315)	n/a
CNLSun II Venture	(714)	—	(714)	n/a

Total	$926	$2,811	$(1,885)

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
DMC Partnership	$8,067	$8,058	$9	0.1%
Intrawest Venture	940	455	485	106.6%
CNLSun I Venture	(9,072)	—	(9,072)	n/a
CNLSun II Venture	(714)	—	(714)	n/a

Total	$(779)	$8,513	$(9,292)

Equity in earnings (loss) of unconsolidated entities decreased by approximately $1.9 million and $9.3 million for the quarter and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, primarily due to the loss allocated to us resulting from transactional and closing costs associated with our entry into our CNLSun I and CNLSun II joint ventures. CNLSun I was formed on January 10, 2011 and incurred the most significant of these costs. In connection with the initial formation of the venture and acquisition of the 29 senior living facilities, the venture incurred approximately $10.2 million in non-recurring transaction costs, which contributed to the venture’s net loss for the nine months ended and reduced the equity in earnings we recorded from CNLSun I. Equity in earnings or losses is allocated using the HLBV method, which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of distribution preferences we have. Although we recorded equity in losses from these entities during the quarter and nine months ended September 30, 2011, CNLSun I declared distributions to us totaling $3.9 million and $11.2 million, representing our full 11.5% preferred return in accordance with the venture agreement. See “Acquisitions and Investment in Unconsolidated Entities” above for additional information on our preferred return.

Net income (loss) and earnings (loss) per share of common stock. The change in net income (loss) and earnings (loss) per share for the quarter and nine months ended September 30, 2011 as compared to the comparable periods in 2010 was primarily attributable to (i) a reduction in impairment provision, loan loss provision and loss on lease termination of approximately $50.2 million and $48.7 million for the quarter and nine months ended September 30, 2011, respectively, (ii) a reduction in rental income from the 17 attraction properties and one additional lifestyle property that were converted from leased structures to managed structures subsequent to September 30, 2010 whereby rental income of approximately $14.1 million and $36.9 million was replaced with net property operating income of approximately $39.6 million and $32.6 million for the quarter and nine months ended September 30, 2011, respectively, (iii) a reduction in equity in earnings of our unconsolidated entities as a result of initial transaction costs incurred upon the formation of CNLSun I and CNLSun II of approximately $1.9 million and $9.3 million for the quarter and nine months ended September 30, 2011, respectively, and (iv) an increase in interest expense and loan cost amortization resulting from the issuance of the unsecured senior notes during the first quarter of 2011 of approximately $4.3 million and $7.6 million for the quarter and nine months ended September 30, 2011, respectively.

OTHER

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, National Association Real Estate Investment Trust, (“NAREIT”), promulgated a measure known as funds from operations, or (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards approved by the Board of Governors of NAREIT. NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value of the property. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. However, FFO and modified funds from operations (“MFFO”), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss in its applicability in evaluating the our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses as items that are expensed under GAAP and accounted for as operating expenses. Our Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all of our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, straight-line adjustments for leases and notes receivable, amortization of above and below market leases, impairments of lease related assets, loss from early extinguishment of debt and accretion of discounts or amortization of premiums for debt investments. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income or loss. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income or loss in determining cash flow from operating activities.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from our subscription proceeds and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable our operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund our cash needs including its ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust its calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the quarter and nine months ended September 30, 2011 and 2010 (in thousands). We adopted the IPA’s definition of MFFO for the quarter and nine months ended September 30, 2011 and restated our calculation of MFFO the same periods in 2010 based on the IPA’s definition. We also adopted NAREITs revised definition of FFO related to the add back of impairment of real estate assets and all periods are restated to present the revised definition.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(1,239)	$(69,790)	$(37,602)	$(67,533)
Adjustments:
Depreciation and amortization	30,666	31,904	91,365	95,095
Impairment of real estate assets (1)	16,691	26,880	16,691	26,880
Net effect of FFO adjustment from unconsolidated entities (2)	5,149	2,727	15,934	8,412

Total funds from operations	51,267	(8,279)	86,388	62,854

Acquisition fees and expenses (3)	2,766	3,166	9,677	9,117
Straight-line adjustments for leases and notes receivable (4)	(5,941)	(8,626)	(17,456)	(20,141)
Amortization of above/below market intangible assets and liabilities (5)	(3)	196	(1)	573
Loss from early extinguishment of debt	—	—	1,453	—
Write-off of lease related investments (6)	5,355	40,475	6,040	40,475
Loan loss provision	—	5,094	—	5,094
Accretion of discounts/amortization of premiums for debt investments	293	412	722	1,375
MFFO adjustment from unconsolidated entities
Acquisition fees and expenses	515	—	3,765	—
Straight-line adjustments for leases and notes receivable	59	(149)	44	(399)
Prepayment penalty fees	—	—	2,266	—
Interest expense on old loan	—	—	603	—
Amortization of above/below market intangible assets and liabilities	(12)	(18)	(50)	(56)

Modified funds from operations	$54,299	$32,271	$93,451	$98,892

Weighted average number of shares of common stock outstanding (basic and diluted)	306,344	267,353	300,387	258,532

FFO per share (basic and diluted)	$0.17	$(0.03)	$0.29	$0.24

MFFO per share (basic and diluted)	$0.18	$0.12	$0.31	$0.38

FOOTNOTES:

(1)	While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
(2)	This amount represents our share of the FFO adjustments allowable under the NAREIT definition (primarily depreciation) multiplied by the percentage of income or loss recognized under the HLBV method.

(3)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(5)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are non-recurring items that may not be reflective of on-going operations and reflects unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(6)	Management believes that adjusting for write-offs of lease related assets is appropriate because they are non-recurring non-cash adjustments that may not be reflective of our on-going operating performance.

Total FFO and FFO per share was approximately $51.3 million and $86.4 million or $0.17 and $0.29 for the quarter and nine months ended September 31, 2011, respectively. Comparatively, FFO and FFO per share was approximately $(8.3) million and $62.9 million or $(0.03) and $0.24 for the quarter and nine months ended September 30, 2010, respectively. The increase in FFO and FFO per share for the quarter and nine months ended September 31, 2011 were primarily attributable to (i) a reduction in loan loss provision and loss on lease terminations of approximately $40.0 million and $38.6 million for the quarter and nine months ended September 30, 2011, respectively, (ii) a reduction in rental income from the 17 attractions properties and one additional lifestyle property that were converted from leased structures to managed structures subsequent to September 30, 2010 whereby rental income of approximately $14.1 million was replaced with higher property net operating income of approximately $39.6 million for the quarter and rental income of approximately $36.9 million was offset by lower property net operating income of approximately $32.6 million for the nine months ended September 30, 2011, and (iii) an increase in interest expense and loan cost amortization resulting from the issuance of the unsecured senior notes during the first quarter of 2011 of approximately $4.3 million and $7.6 million for the quarter and nine months ended September 30, 2011, respectively.

Total MFFO and MFFO per share was approximately $54.3 million and $93.5 million or $0.18 and $0.31 for the quarter and nine months ended September 30, 2011, respectively. Comparatively, MFFO and MFFO per share was approximately $32.3 million and $98.9 million or $0.12 and $0.38 for the quarter and nine months ended September 30, 2010, respectively. The decrease in MFFO and MFFO per share for the nine months ended September 30, 2011 was principally due to an increase in interest expense and loan cost amortization of approximately $7.6 million. The increase in MFFO and MFFO per share for the quarter ended September 30, 2011 was principally due the replacement of rental income, excluding straight-line rent adjustments, of approximately $12.2 million with property net operating income of approximately $39.6 million as a result of the transition of properties noted above, and an increase in interest expense and loan cost amortization of $4.3 million resulting from the issuance of the unsecured senior notes during the first quarter of 2011.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss), less discontinued operations and other income, plus (i) interest expense, net, and loan cost amortization and (ii) depreciation and amortization, as further adjusted to eliminate the impact of equity in earnings (loss) of our unconsolidated entities, straight-line adjustments for leased properties and mortgages and other notes receivable, cash distributions from our unconsolidated entities and certain other non-recurring items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect any cash requirements for such replacements;

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(1,239)	$(69,790)	$(37,602)	$(67,533)
Interest and other (income) expense	390	(393)	1,307	(535)
Interest expense and loan cost amortization	16,458	12,208	43,750	36,124
Equity in (earnings) loss of unconsolidated entities (1)	(926)	(2,811)	779	(8,513)
Depreciation and amortization	30,666	31,904	91,365	95,095
Loan loss provision	—	5,094	—	5,094
Loss on lease terminations	5,181	40,097	6,641	40,097
Impairment provision	16,691	26,880	16,691	26,880
Straight-line adjustments for leases and notes receivables (2)	(5,941)	(8,626)	(17,456)	(20,141)
Cash distributions from unconsolidated entities (1)	7,205	3,142	17,054	9,208

Adjusted EBITDA	$68,485	$37,705	$122,529	$115,776

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and has been added back to adjusted EBITDA above.
(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-recurring non-cash adjustments that may not be reflective of our on-going operating performance.

Adjusted EBITDA increased to $68.5 million from approximately $37.7 million and to $122.5 million from $115.8 million for the quarter and nine months ended September 30, 2011 and 2010, respectively. The increase for the nine months ended September 30, 2011 was primarily attributable to an increase in cash distributions of $7.8 million, primarily from the CNLSun I venture. The increase for the quarter ended September 30, 2011 was primarily attributable to an increase in cash distributions of $4.1 million, primarily from CNLSun I venture and the replacement of rental income, excluding straight-line rent adjustments, of approximately $12.2 million for the quarter ended September 30, 2010 with property net operating income of approximately $39.6 million for the quarter ended September 30, 2011 as a result of the transition of 17 attractions properties and one additional lifestyle property from leased structures to managed structures resulting from the seasonal impact of our attraction properties.

OFF BALANCE SHEET ARRANGEMENTS

On October 12, 2011, we acquired approximately 68.0% ownership interest in seven senior living facilities in the Sun III Communities with Sunrise and formed CNLSun III. CNLSun III obtained $120.0 million in new debt financing which was used in part to pay in full the existing indebtedness encumbering the Communities. The non-recourse loan, which is collateralized by the Sun III Communities, has a seven year term and a fixed-interest rate of 4.8% requiring monthly interest-only payments for the initial 18 months of the loan and monthly payments thereafter of principal and interest based upon a 30 year amortization schedule.

On August 2, 2011, we acquired a 70.0% ownership interest in a portfolio of six senior living facilities with Sunrise and formed CNLSun II. CNLSun II venture paid down the portfolio’s existing financing by approximately $26.0 million resulting in a principal balance of approximately $104.5 million. The non-recourse loan has a floating interest rate of one-month LIBOR plus 2.08%, subject to a LIBOR floor of 2.5%, matures on April 5, 2014 and has two, one-year extensions based on net operating income.

On January 10, 2011, we acquired a 60.0% ownership interest in 29 senior living facilities with Sunrise and formed CNLSun I for an equity contribution of approximately $134.3 million. CNLSun I obtained $435.0 million in loan proceeds from new debt financing, a portion of which was used to refinance the existing indebtedness encumbering the Communities. The non-recourse loan has a three-year term and a fixed-interest rate of 6.76% requiring monthly interest-only payment with all principal and accrued interest due upon maturity on February 6, 2014.

See “Acquisition and Investment in Unconsolidated Entities” above for additional information relating to these acquisitions and our preferred return using the HLBV method of accounting.

See our annual report on Form 10-K for the year ended December 31, 2010 for a summary of our other off balance sheet arrangements.

COMMITMENTS, CONTINGENCIES AND CONTRACTUAL OBLIGATIONS

The following tables present our contractual obligations and contingent commitments and the related payment periods as of September 30, 2011:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1			More than
	year	Years 1-3 (4)	Years 3-5	5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$91,483	$128,219	$268,945	$148,533	$637,180
Unsecured senior notes (principal and interest) (2)	29,000	58,000	58,000	473,708	618,708
Obligations under capital leases	2,538	2,984	296	—	5,818
Obligations under operating leases (3)	14,376	28,752	28,648	243,233	315,009

Total	$137,397	$217,955	$355,889	$865,474	$1,576,715

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve. See “Borrowings” for additional information on the terms of the senior unsecured notes.
(2)	On April 5, 2011, we issued $400.0 million in unsecured senior notes, which were sold at an offering price of 99.249% of par value. The senior notes matures on April 15, 2019 and bear interest at a rate of 7.25% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year beginning on October 15, 2011.
(3)	This line item represents obligations under ground leases, concession holds and land permits of which the majority are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.
(4)	Includes mortgage loans of approximately $62.0 million that may be accelerated at the option of the lender.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1			More than
	year	Years 1-3	Years 3-5	5 years	Total
Contingent purchase consideration (1)	$716	$—	$—	$—	$716
Capital improvements (2)	31,978	5,480	—	—	37,458
Loan commitments (3)	500	—	—	—	500

Total	$33,194	$5,480	$—	$—	$38,674

FOOTNOTES:

(1)	In connection with the acquisition of Wet’n’Wild Hawaii in 2009, we agreed to pay additional purchase consideration of up to $14.7 million upon the property achieving certain financial performance goals over the next three years, of which approximately $12.4 million was paid as of September 30, 2011. The additional purchase price consideration is not to provide compensation for services but is based on the property achieving certain financial performance goals. In accordance with relevant accounting standards, we recorded the fair value of this contingent liability in our consolidated balance sheets as of September 30, 2011.

In connection with our acquisition on March 12, 2010 of four marinas, we agreed to pay additional purchase consideration up to a maximum of $10.0 million, contingent upon the properties achieving certain performance thresholds. However, we have determined, based on our estimates and the likelihood of the properties achieving such thresholds, that the fair value of the liability was zero as of September 30, 2011.

(2)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.
(3)	In 2010, we committed to fund two construction loans to two existing borrowers totaling approximately $10.1 million. On September 16, 2011, one of the borrowers repaid its outstanding construction loan of approximately $3.1 million plus interest. As of September 30, 2011 and December 31, 2010, approximately $6.5 million and $5.0 million, respectively, were drawn on the remaining construction loan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2011		2012	2013	2014	2015	Thereafter (1)		Total	Fair Value

Fixed rate debt	$54,441		$9,412	$69,444	$9,882	$89,435	$565,506		$798,120	$789,596	(4)
Weighted average interest rates of maturities	9.34%		5.96%	6.06%	5.96%	6.09%	6.82%		6.82%
Variable rate debt (7)	880		3,554	3,797	20,805	17,307	89,054		$135,397	136,460	(5)
Average interest rate	Prime or LIBOR + 2	% (2)				CDOR + 3.75%	LIBOR + Spread	(2)(3)

Total debt	$55,321		$12,966	$73,241	$30,687	$106,742	$654,560		$933,517	$926,056

FOOTNOTES:

(1)	In connection with the issuance of our unsecured senior notes on April 5, 2011, we refinanced approximately $210.1 million in existing mortgage indebtedness. See “Indebtedness” for additional information.
(2)	The 30-day LIBOR rate was approximately 0.23% at September 30, 2011. The 30-day CDOR rate was approximately 1.20% at September 30, 2011.

(3)	In January 2011, we obtained a loan for $18.0 million that is collateralized by one of its ski and lifestyle properties. The loan bears interest at 30-day LIBOR + 4.5% and requires monthly payments of principal and interest, with the remaining principal and accrued interest due at maturity on December 31, 2015. On January 13, 2011, we entered into an interest swap thereby fixing the rate at 6.68%. The fair value of this instrument has been recorded as a liability of approximately $0.8 million.
(4)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2011. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(5)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2011. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(6)	On May 12, 2011, we paid down our $25 million line of credit on one of our ski properties. Concurrent with this transaction, we entered into a new loan agreement for a $25 million loan. The loan bears interest at 4.35% and requires interest-only payments for the first two years and is amortized over 25 years. On August 30, 2011 we entered into an interest rate swap thereby fixing the rate at 4.31%.
(7)	As of September 30, 2011, our variable debt was hedged. See Note 10, “Derivative Instruments and Hedging Activities” for additional information.

Our fixed rate mortgage and other notes receivable, which totaled $118.0 million and $116.5 million at September 30, 2011 and December 31, 2010, respectively, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $118.0 million and $110.8 million at September 30, 2011 and December 31, 2010, respectively.

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

Changes in Internal Controls over Financial Reporting

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On April 9, 2011, we completed our final offering of common stock, and as of that date, we cumulatively had raised approximately $3.2 billion (322.1 million shares) in subscription proceeds through three public offerings, including approximately $290.1 million (30.5 million shares) received through our reinvestment plan. On May 2, 2011, we filed a registration statement on Form S-3 under the Securities Exchange Act of 1933, as amended, to register the sale of up to $250 million in shares of common stock (26.3 million shares at $9.50 per share) for issuance under our reinvestment plan. During the period from April 10, 2011 through September 30, 2011, we received $42.3 million (4.5 million shares) through our reinvestment plan. The amount of shares sold through our reinvestment plan and the gross offering proceeds received from our common stock offerings does not include 20,000 shares purchased by an affiliate of the Advisor for $200,000 prior to the commencement of our common stock offerings or 117,706 restricted common shares issued for $1.2 million in December 2004 to CNL Financial Group, the parent company of our Advisor and wholly owned indirectly by our chairman of the board and his wife.

From our inception through September 30, 2011, we incurred the following aggregate expenses in connection with the issuance of our registered common stock (in thousands):

Selling commissions	$199,849
Marketing support fee and due diligence expense reimbursements	84,295
Offering costs and expenses	46,755

Offering and stock issuance costs	$330,899

Our net proceeds from our completed offerings and our reinvestment plan, after deducting the total expenses described above, were approximately $2.9 billion at September 30, 2011. As of September 30, 2011, we invested approximately $2.8 billion in properties, loans and other permitted investments.

Redemption of Shares and Issuer Purchases of Equity Securities

For the nine months ended September 30, 2011, we received total redemption requests of approximately 4.8 million shares, of which 1.6 million shares relating to prior period requests were redeemed and 0.7 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $9.82. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Liquidity and Capital Resources – Common Stock Redemptions.”

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25.0% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5.0% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the nine months ended September 30, 2011, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under The Plan
July 1, 2011 through July 31, 2011	—		—	9,332,344
August 1, 2011 through August 31, 2011	—		—	9,332,344
September 1, 2011 through September 30, 2011	769,768	$9.83	769,768	9,692,216	(1)

Total	769,768		769,768

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions.

Item 3.	Defaults Upon Senior Securities – None

Item 5.	Other Information – None

Item 6.	Exhibits

Exhibit No.	Description

10.1	Purchase and Sale Agreement among US Assisted Living Facilities III, Inc., Sunrise Senior Living Investments, Inc. and CNL Income Partners, LP and CC3 Acquisition, LLC dated December 8, 2010 (Filed herewith.)

10.2	Amended and Restated Limited Liability Company Agreement of CNLSun Partners II, LLC dated as of August 2, 2011 (Filed herewith.)

10.3	Transfer Agreement among Master Metsun Two, LP, Sunrise Senior Living Investments, Inc. and CNL Income Partners, LP and CNLSUN Partners II, LLC dated July 8, 2011 (Filed herewith.)

10.4	Schedule of Omitted Agreements (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2011.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Thomas K. Sittema
Thomas K. Sittema
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)