Form 10-K
period 2011-12-31
CNL LIFESTYLE PROPERTIES INC
filed 2012-03-21
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of common stock, the registrant had previous offerings of its shares of common stock. In each of its previous offerings, the registrant sold shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was 306,156,725.

As of March 10, 2012, there were 309,214,659 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Lifestyle Properties, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 29, 2012.

[Intentionally left blank]

PART I

Statement Regarding Forward Looking Information

Certain statements in this document may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). CNL Lifestyle Properties, Inc. (referred to as “we,” “our,” or “us” includes CNL Lifestyle Properties, Inc. and each of its subsidiaries) intends that all such forward-looking statements be covered by the safe-harbor provisions for forward-looking statements of Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable.

All statements, other than statements that relate solely to historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should,” “continues,” “pro forma” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, the factors detailed in this Annual Report on Form 10-K for the year ended December 31, 2011, and other documents filed from time to time with the Securities and Exchange Commission.

Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to: the global impact of the current credit crisis in the U.S. and Europe; changes in general economic conditions in the U.S. or globally (including financial market fluctuations); risks associated with our investment strategy; risks associated with the real estate markets in which we invest; risks of doing business internationally, including currency risks; risks associated with the use of debt to finance our business activities, including refinancing and interest rate risk and our failure to comply with our debt covenants; our failure to obtain, renew or extend necessary financing or to access the debt or equity markets; competition for properties and/or tenants in the markets in which we engage in business; the impact of current and future environmental, zoning and other governmental regulations affecting our properties; our ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to development projects or acquired property value-add conversions, if applicable (including construction delays, cost overruns, our inability to obtain necessary permits and/or public opposition to these activities); defaults on or non-renewal of leases by tenants; failure to lease properties at all or on favorable rents and terms; unknown liabilities in connection with acquired properties or liabilities caused by managers or operators; our failure to successfully manage growth or integrate acquired properties and operations; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage; the impact of outstanding or potential litigation; risks associated with our tax structuring; our failure to qualify and maintain our status as a real estate investment trust and our ability to protect our intellectual property and the value of our brands.

Management believes these forward-looking statements are reasonable; however, such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. Investors are cautioned not to place undue reliance on any forward-looking statements which are based on current expectations. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law.

Item 1.	BUSINESS

General

CNL Lifestyle Properties, Inc. is a Maryland corporation incorporated on August 11, 2003. The terms “we,” “our,” or “us,” “the Company” and “CNL Lifestyle Properties” include CNL Lifestyle Properties, Inc. and each of its subsidiaries. We operate as a real estate investment trust (“REIT”). We have retained CNL Lifestyle Advisor Corporation (the “Advisor”), as our Advisor to provide management, acquisition, disposition, advisory and administrative services. Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida 32801, and our telephone number is (407) 650-1000.

Investment Objectives and Strategy

Our principal investment objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We primarily invest in lifestyle properties in the United States that we believe have the potential for long-term growth and income generation. Our investment thesis is supported by demographic trends which we believe affect consumer demand for the various lifestyle asset classes that are the focus of our investment strategy. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. A large number of our properties are leased on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. We also engage third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. To a lesser extent, we also make and acquire loans (including mortgage, mezzanine and other loans) generally collateralized by interest in real estate and enter into joint ventures related to interests in real estate.

Following our investment strategy of acquiring carefully selected and well-located lifestyle and other income producing properties, we believe we have built a unique portfolio of assets with established long-term operating histories, and have created diversification within the portfolio by region, operator and asset class. We will continue to focus on select acquisitions of income producing properties that we believe will enhance the portfolio and provide long-term value to our stockholders, while also concentrating on the management and oversight of our existing portfolio. We have also maintained a strong balance sheet and cash position with a low leverage ratio.

Property Structure

While we have primarily acquired wholly-owned properties subject to long-term triple-net leases, we also engage third-party managers to operate certain properties on our behalf. As a result of tenant defaults, we brought over several of the operations under our management. The following represents our type of property investment structure, including properties wholly-owned and properties owned through investments in joint ventures, by number of total properties as of March 10, 2012.

Asset classes and portfolio diversification. As of December 31, 2011, we had built a portfolio of 171 lifestyle properties of which one property was sold in January 2012. As of March 10, 2012, our portfolio consists of 23 ski and mountain lifestyle properties, 51 golf facilities, 52 senior housing properties, 19 attractions, 17 marinas and eight additional lifestyle properties.

Fifty of these 170 properties are owned through unconsolidated entities of which 14 are leased and 36 are operated by third-party managers. Some of our properties feature characteristics that are common to more than one asset class, such as a ski resort with a golf facility. Our asset classifications are based on the primary property usage. The pie chart below shows our asset class diversification, including properties wholly-owned and properties owned through joint ventures, as of March 10, 2012, by initial purchase price.

Our real estate investment portfolio is geographically diversified with properties in 34 states and two Canadian provinces. The map below shows our current property allocations across geographic regions as of March 10, 2012.

Our tenants and operators. We generally attempt to lease our properties to tenants and operators that we consider to be industry leading. However, we do not believe the success of our properties is based solely on the performance or abilities of our tenants and operators. In some cases, we consider the assets we have acquired to be unique, iconic or nonreplicable which by their nature have an intrinsic value. In addition, in the event a tenant is in default and vacates a property, under special provisions in the tax laws, we are able to engage a third-party manager to operate the property on our behalf for a period of time until we re-lease it to a new tenant. During this period, the property remains open and we receive any net earnings from the property’s operations, although these amounts may be less than the rents that were contractually due under the prior leases. Any taxable income from these properties will be subject to income tax until we re-lease these properties to new tenants.

Financial information about geographic areas. We have one consolidated property located in British Columbia, Canada, Cypress Mountain that generated total rental income of approximately $7.3 million for the year ended December 31, 2011 and approximately $6.3 million for both of the years ended December 31, 2010 and 2009. We also own interests in two properties located in Canada through unconsolidated entities that generated a combined equity in earnings (loss) of approximately $0.2 million, $0.1 million and $(0.3) million during the years ended December 31, 2011, 2010 and 2009, respectively. The remainder of our loss was generated from properties or investments located in the United States.

Our leases and ventures. As part of our net lease investment strategy, we either acquire properties directly or purchase interests in entities that own the properties. Once we acquire the properties, we either lease them back to the original seller or to a third-party operator. These leases are usually structured as triple-net leases which means our tenants are generally responsible for repairs, maintenance, property taxes, ground lease or permit expenses (where applicable), utilities and insurance for the properties that they lease. The weighted-average lease rate of our consolidated properties subject to long-term triple-net leases as of March 10, 2012 was approximately 8.9%. This rate is based on the weighted-average annualized straight-lined base rent due under our leases.

Our leases are generally long-term in nature (generally five to 20 years with multiple renewal options). We have no near-term lease expirations (other than at our one multi-family residential property and senior housing properties, which generally enter into one-year leases with their tenants) with the first long-term lease expiring in December 2021, excluding available renewal periods. As of March 10, 2012, the average lease expiration of our properties structured under triple-net leases (excluding our unconsolidated properties) was approximately 16 years with the following breakdown:

We typically structure our leases to provide for the payment of a minimum annual base rent with periodic increases in base rent over the lease term. In addition, our leases provide for the payment of percentage rent normally based on a percentage of gross revenues generated at the property over certain thresholds. Within the provisions of our leases, we also generally require the payment of capital improvement reserve rent. Capital improvement reserve rents are paid by the tenant and are generally based on a percentage of gross revenue of the property and are set aside by us for capital improvements, replacements and other capital expenditures at the property. These amounts are and will remain our property during and after the term of the lease and help maintain the integrity of our assets.

We have entered into joint ventures in which our partners subordinate their returns to our minimum return. This structure provides us with some protection against the risk of downturns in performance but may allow our partners to obtain a higher rate of return on their investment than we receive if the underlying performance of the properties exceeds certain thresholds. As of March 10, 2012, we had a total of 50 properties owned through five unconsolidated joint ventures.

Our managed properties. When beneficial to our investment structure and subject to applicable tax regulations, certain properties (hotels and senior housing properties) may be leased to wholly-owned tenants that are taxable REIT subsidiaries or that are owned through taxable REIT subsidiaries (referred to as “TRS”). Under this structure, we engage a third-party manager to conduct day-to-day operations and our results of operations will include the operating results of the underlying properties as opposed to rental income from operating leases that is recorded for properties leased to third-party tenants. In addition, in the case of a tenant default and lease termination, we may engage a third-party manager to operate the property on our behalf for a period of time until we can re-lease the property. This allows us time to stabilize the property, if necessary, and enter into a new lease when market conditions are potentially more favorable. During this managed period, we recognize all the underlying property operating revenues and expenses in our consolidated financial statements and may be subject to more direct operating risk including risks associated with seasonality and are subject to federal income tax on taxable income from the operations. As of March 10, 2012, we had 41 wholly-owned managed properties which consisted of 10 senior housing properties, four hotels, nine golf facilities, 15 attractions, two marinas and one multi-family residential property.

Seasonality. Many of the asset classes in which we invest experience seasonal fluctuations due to the nature of their business, geographic location, climate and weather patterns. As a result, these businesses experience seasonal variations in revenues that may require our operators to supplement operating cash from their properties in order to be able to make scheduled rent payments to us. We have structured the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy operating period.

As part of our diversification strategy, we have considered the varying and complimentary seasonality of our asset classes and portfolio mix. For example, the peak operating season of our ski and mountain lifestyle assets is complimentary to the peak seasons in our attractions and golf portfolios to balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with generally accepted accounting principles (“GAAP”). However, seasonality may impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows. Seasonality also impacts the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues.

In addition, seasonality directly impacts certain of our properties where we engage independent third-party managers to operate properties on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. Certain of these properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of March 10, 2012, we had a total of 41 wholly-owned managed properties consisting of nine golf facilities, 15 attractions properties, 10 senior housing properties, two marinas and five additional lifestyle properties, which includes three waterpark hotels, one hotel and ski resort and one multi-family residential property. Our consolidated operating results and cash flows during the first, second and fourth quarters will generally be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties. Conversely, during the third quarter, our consolidated operating results and cash flows will improve during the peak operating months of our large attraction properties.

Significant tenants and borrowers. As of December 31, 2011 and 2010 and for the three years ended through December 31, 2011, we had the following tenants that individually accounted for 10% or more of our aggregate total revenues or assets.

Tenant	Number and Type of Leased Properties	Percentage of Total Revenues			Percentage of Total Assets
		2011	2010	2009	2011	2010
PARC Management, LLC (“PARC”)	n/a (1)	n/a (1)	11.0%	18.3%	n/a (1)	n/a (1)
Boyne USA, Inc. (“Boyne”)	7 ski and mountain lifestyle properties	9.6%	12.6%	15.3%	7.9%	8.8%

Evergreen Alliance Golf Limited, L.P. (“EAGLE”)	42 golf facilities (2)	8.3%	12.1%	14.3%	12.3%	14.6%

FOOTNOTES:

(1)	In 2010, we were in the process of transitioning all of our properties previously leased to PARC to new third-party managers. This process was completed in February 2011 and PARC is no longer a tenant of ours.

(2)	On November 9, 2011, our Board of Directors approved the sale of five properties and the transition of seven other properties to new third-party managers to be operated for a period of time. For the year ended December 31, 2011, we had completed the sale of one property with the remaining properties to be sold and transitioned during 2012. The calculation above includes all properties including those properties classified as assets held for sale.

Additionally, we made loans to PARC, Boyne and EAGLE that together generated interest income totaling approximately $11.6 million, $11.4 million and $9.0 million, or 2.8%, 3.8% and 3.6% of total revenues, for the years ended December 31, 2011, 2010 and 2009, respectively.

The significance of any given tenant, borrower or operator, and the related concentration of risk generally decreases as additional properties and operators are added to the portfolio.

Our Investment Loans

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

Our Common Stock Offerings

On April 9, 2011, we completed our final offering of common stock, and as of that date, we cumulatively had raised approximately $3.2 billion (322.1 million shares) in subscription proceeds through three public offerings, including approximately $290.1 million (30.5 million shares) received through our distribution reinvestment plan (Reinvestment Plan”) pursuant to a registration statement on Form S-11 under the Securities Exchange Act of 1933, as amended. On May 2, 2011, we filed a registration statement on Form S-3 under the Securities Exchange Act of 1933, as amended, to register the sale of up to $250 million in shares of common stock (26.3 million shares at $9.50 per share) for issuance under our Reinvestment Plan. From the second quarter through the fourth quarter of 2011, we received an additional $63.4 million (6.7 million shares) through our Reinvestment Plan. The amount of shares sold through our Reinvestment Plan and the gross offering proceeds received from our common stock offerings do not include 20,000 shares purchased by an affiliate of the Advisor for $200,000 prior to the commencement of our common stock offerings or 117,706 restricted common shares issued for approximately $1.2 million in December 2004 to CNL Financial Group Inc., our sponsor and wholly-owned indirectly by our chairman of the board.

Termination and REIT Status

Our articles of incorporation provide for our voluntary termination and dissolution by the affirmative vote of a majority of our shares of common stock outstanding and entitled to vote at a meeting called for that purpose. In addition, our articles of incorporation permit our stockholders to terminate our status as a REIT under the Code only by the affirmative vote of the holders of a majority of our shares of common stock outstanding and entitled to vote.

Under our articles of incorporation, we automatically will terminate and dissolve on December 31, 2015, unless a listing of our common stock on a national securities exchange (“Listing”) occurs, in which event we will automatically become a perpetual life entity. If our shares are not listed on or before December 31, 2015, absent an affirmative vote of our stockholders to extend the date, we will sell our assets and distribute net sales proceeds to our stockholders or merge with another entity in a transaction which provides our stockholders with cash or securities of a publicly traded company. In making a determination of whether Listing is in the best interest of our stockholders, our Board of Directors may consider a variety of criteria, including, but not limited to, market capitalization, the number of properties owned, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, and the potential for stockholder liquidity.

Competition

As a REIT, we have historically experienced competition from other REITs (both traded and non-traded), real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds, healthcare providers, and other investors, including, but not limited to, banks and insurance companies, many of which generally have had greater financial resources than we do for the purposes of leasing and financing properties within our targeted asset classes. These competitors often may also have a lower cost of capital and may be subject to less regulation. The level of competition impacts both our ability to raise capital, find real estate investments and locate suitable tenants. We may also face competition from other funds in which affiliates of our Advisor participate or advise.

In general, we perceive there to be a lower level of competition for the types of assets that we have acquired and intend to acquire in comparison to assets in more core real estate sectors based on the number of willing buyers and the volume of transactions in their respective markets. Accordingly, we believe that being focused in specialty or lifestyle asset classes allows us to take advantage of unique opportunities. Some of our key competitive advantages are as follows:

•	We acquire assets in niche sectors which historically trade at higher cap rates than other core commercial real estate sectors such as multi-family, industrial, office and retail.

•	Some of our targeted assets classes, such as golf and ski, have experienced a net reduction in new supply, which has positively impacted supply and demand dynamics.

•

Certain of our lifestyle properties have inherently high barriers to entry. For example, the process of obtaining permits to create a new ski resort or marina is highly regulated and significantly more difficult than obtaining permits for the construction of new office or retail space. Additionally, general geographic constraints, such as the availability of suitable waterfront property or mountain terrain, are an inherent barrier to entry in several of our asset classes. There are also high costs associated with building a new ski resort, marina or regional gated attractions that may be prohibitive to potential market participants.

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

Financial Information About Industry Segments

Our primary objectives include investing in and owning a diversified portfolio of real estate primarily within the United States. We evaluate all of our lifestyle properties as a single industry segment and review performance on a property-by-property basis. Accordingly, we do not report segment information.

Advisory Services

On April 9, 2011, we entered into an advisory agreement with CNL Lifestyle Advisor Corporation (the “Advisor”). The terms of this agreement are similar to the terms of the advisory agreement with our former advisor, CNL Lifestyle Company, LLC. The individuals who were serving as officers of the former advisor and directors of its managing member serve in comparable capacities with the Advisor except as noted in Item 9B. of this filing.

Under the terms of the advisory agreement, our Advisor is responsible for our day-to-day operations, administers our bookkeeping and accounting functions, serves as our consultant in connection with policy decisions to be made by our Board of Directors, manages our properties, loans, and other permitted investments and renders other services as the Board of Directors deems appropriate. In addition, the Advisor engages and contracts with certain of its affiliates to provide services and personnel to the Company. In exchange for these services, our Advisor is entitled to receive certain fees from us. First, for supervision and day-to-day management of the properties and the mortgage loans, our Advisor receives an asset management fee, which is payable monthly, in an amount equal to 0.08334% per month based on the total real estate asset value of a property as defined in the advisory agreement (exclusive of acquisition fees and acquisition expenses), the outstanding principal amounts of any loans made by us and the amount invested in any other permitted investments as of the end of the preceding month. Second, for the selection, purchase, financing, development, construction or renovation of real properties and services related to the incurrence of debt, our Advisor receives an acquisition fee equal to 3% of the gross proceeds from our common stock offerings and loan proceeds from debt, lines of credit and other permanent financing that we use to acquire properties or to make or acquire loans and other permitted investments.

In addition, we reimburse our Advisor for all of the costs it incurs in connection with the administrative services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). For the Expense Years ended December 31, 2011, 2010 and 2009, operating expenses did not exceed the Expense Cap.

Legal and Regulatory Considerations

General. Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2011 has the necessary permits and approvals to operate its business.

Americans with Disabilities Act. Our U.S. properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We are not aware of any material noncompliance with the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect. See “Risk Factors – Real Estate and Other Investment Risks – We may incur significant costs complying with the Americans with Disabilities Act and Similar Laws.”

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

Prior to the purchase of our properties, we generally engaged independent environmental consultants to perform Phase I environmental assessments, which normally do not involve soil, groundwater or other invasive sampling. When Phase I environmental assessment results indicated the need to do so, we conducted Phase II assessments, which do involve invasive sampling. These assessments have not revealed any materially adverse environmental conditions which impact or have impacted our properties other than conditions which have been remediated or are currently undergoing remediation. There can be no assurance, however, that new environmental liabilities have not developed since the assessments were performed, that the assessment failed to reveal material adverse environmental conditions, liabilities, or compliance concerns, or that future developments, including changes in laws or regulations, will not impose environmental costs or liabilities upon us. If we become subject to material environmental liabilities, these liabilities could adversely affect us, our business and assets, the results of our operations, and our ability to meet our obligations.

Insurance. We maintain, or cause operators to maintain, insurance including, but not limited to, liability, fire, wind, earthquake, and business income coverage on all of our properties that are not being leased on a triple-net basis under various policies. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, our properties that are not being leased on a triple-net basis are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from war or nuclear reaction. Certain of our properties are located in areas known to be seismically active. See “Risk Factors—Real Estate and Other Investment Risks—Potential losses may not be covered by insurance.”

Government Regulation of Senior Housing. Senior housing communities are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, the regulation is conducted mainly by state and local laws governing licensure, provision of services, staffing requirements and other operational matters. These state laws vary, however, most states require senior housing facilities to be licensed and to undergo planned and unplanned inspections. Typical state regulation provides that administrators and staff must have adequate education, demonstrated experience and attend ongoing training. In addition, state senior housing regulations generally require that the facility must demonstrate the ability to maintain overall operations while providing quality care, services and 24-hour supervision and oversight. In most states, senior housing communities are also subject to state or local building codes, fire codes, and food service licensing or certification requirements.

Federal regulation of senior housing is indirect through the regulation of the receipt of Medicare and Medicaid payments. Medicare and Medicaid payments may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such property.

Employees

We are externally managed and as such we do not have any employees.

Taxation

The following summary of the taxation of the Company and the material federal tax consequences to the holders of our debt and equity securities (“securities”) is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of stock or securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding our securities as part of a hedging, integrated conversion, or constructive sale transaction or a straddle, traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and foreign corporations and persons who are not citizens or residents of the United States).

This summary does not discuss all of the aspects of U.S. federal income taxation that may be relevant in light of a particular investment or other circumstances. In addition, this summary does not discuss any state or local income taxation or foreign income taxation or other tax consequences. This summary is based on current U.S. federal income tax law. Subsequent developments in U.S. federal income tax law, including changes in law or differing interpretations, which may be applied retroactively, could have a material effect on the U.S. federal income tax consequences of purchasing, owning and disposing of our securities as set forth in this summary.

General. We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2004. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Qualification and taxation as a REIT depends on our ability to meet on a continuing basis, through actual operating results, distribution levels, diversity of share ownership and various qualification requirements imposed upon REITs by the Internal Revenue Code (the “Code”). Our ability to qualify as a REIT also requires that we satisfy certain asset tests (discussed below), some of which depend upon the fair market values of assets directly or indirectly owned by us. Such values may not be susceptible to a precise determination. While we intend to continue to operate in a manner that will allow us to qualify as a REIT, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

In any year in which we qualify as a REIT, in general, we will not be subject to federal income tax on that portion of our REIT taxable income or capital gain that is distributed to stockholders. We may, however, be subject to tax at normal corporate rates on any taxable income or capital gain not distributed. If we elect to retain and pay income tax on our net long-term capital gain, stockholders are required to include their proportionate share of our undistributed long-term capital gain in income, but they will receive a refundable credit for their share of any taxes paid by us on such gain.

Despite the REIT election, we may be subject to federal income and excise tax as follows:

•

To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates;

•	We may be subject to the “alternative minimum tax” (the “AMT”) on certain tax preference items to the extent that the AMT exceeds our regular tax;

•

If we have net income from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, such income will be taxed at the highest corporate rate;

•

Any net income from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property and dispositions of property due to an involuntary conversion) will be subject to a 100% tax;

•

If we fail to satisfy either the 75% or 95% gross income tests (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to (1) the gross income attributable to the greater of (i) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% gross income test (discussed below) or (ii) 95% of our gross income (90% of our gross income for taxable years beginning on or before October 22, 2004) over the amount of qualifying gross income for purposes of the 95% gross income test (discussed below) multiplied by (2) a fraction intended to reflect our profitability;

•

If we fail to distribute during each year at least the sum of (1) 85% of our REIT ordinary income for the year, (2) 95% of our REIT capital gain net income for such year (other than capital gain that we elect to retain and pay tax on) and (3) any undistributed taxable income from preceding periods, we will be subject to a 4% excise tax on the excess of such required distribution over amounts actually distributed; and

•

We will be subject to a 100% tax on the amount of any rents from real property, deductions or excess interest paid to us by any of our TRSs that would be reduced through reallocation under certain federal income tax principles in order to more clearly reflect income of the TRS. See “— Qualification as a REIT — Investments in TRSs.”

If we acquire any assets from a corporation, which is or has been a “C” corporation, in a carryover basis transaction, we could be liable for specified liabilities that are inherited from the “C” corporation. A “C” corporation is generally defined as a corporation that is required to pay full corporate level federal income tax. If we recognize gain on the disposition of the assets during the ten-year period beginning on the date on which the assets were acquired by us, then, to the extent of the assets’ “built-in gain” (i.e., the excess of the fair market value of the asset over the adjusted tax basis in the asset, in each case determined as of the beginning of the ten-year period), we will be subject to tax on the gain at the highest regular corporate rate applicable. The results described in this paragraph with respect to the recognition of built-in gain assume that the built-in gain assets, at the time the built-in gain assets were subject to a conversion transaction (either where a “C” corporation elected REIT status or a REIT acquired the assets from a “C” corporation), were not treated as sold to an unrelated party and gain recognized.

Qualification as a REIT. A REIT is defined as a corporation, trust or association:

(1)	which is managed by one or more trustees or directors;

(2)	the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)	which would be taxable as a domestic corporation but for the federal income tax law relating to REITs;

(4)	which is neither a financial institution nor an insurance company;

(5)	the beneficial ownership of which is held by 100 or more persons in each taxable year of the REIT except for its first taxable year;

(6)	not more than 50% in value of the outstanding stock of which is owned during the last half of each taxable year, excluding its first taxable year, directly or indirectly, by or for five or fewer individuals (which includes certain entities) (the “Five or Fewer Requirement”); and

(7)	which meets certain income and asset tests described below.

Conditions (1) to (4), inclusive, must be met during the entire taxable year and condition (5) must be met during at least 335 days of a taxable year of 12 months or during a proportionate part of a taxable year of less than 12 months. For purposes of conditions (5) and (6), pension funds and certain other tax-exempt entities are treated as individuals, subject to a “look-through” exception in the case of condition (6).

Based on publicly available information, we believe we have satisfied the share ownership requirements set forth in (5) and (6) above. In addition, Article 7, Section 7.6 of our Amended and Restated Articles of Incorporation, provides for restrictions regarding ownership and transfer of shares. These restrictions are intended to assist us in continuing to satisfy the share ownership requirements described in (5) and (6) above. These restrictions, however, may not ensure that we will, in all cases, be able to satisfy the share ownership requirements described in (5) and (6) above.

We have complied with, and will continue to comply with, regulatory rules to send annual letters to certain of our stockholders requesting information regarding the actual ownership of our stock. If, despite sending the annual letters, we do not know, or after exercising reasonable diligence would not have known, whether we failed to meet the Five or Fewer Requirement, we will be treated as having met the Five or Fewer Requirement. If we fail to comply with these regulatory rules, we will be subject to a monetary penalty. If our failure to comply was due to intentional disregard of the requirement, the penalty would be increased. However, if our failure to comply were due to reasonable cause and not willful neglect, no penalty would be imposed.

Ownership of Qualified REIT Subsidiaries. We may own a number of properties through wholly owned subsidiaries. A corporation will qualify as a “qualified REIT subsidiary” if 100% of its stock is owned by a REIT, and the REIT does not elect to treat the subsidiary as a TRS. A “qualified REIT subsidiary” will not be treated as a separate corporation, and all assets, liabilities and items of income, deductions and credits of a “qualified REIT subsidiary” will be treated as assets, liabilities and items (as the case may be) of the REIT. A “qualified REIT subsidiary” is not subject to federal income tax, although they may be subject to state and local taxation in certain jurisdictions, and our ownership of the voting stock of a qualified REIT subsidiary will not violate the restrictions against ownership of securities of any one issuer which constitute more than 10% of the value or total voting power of such issuer or more than 5% of the value of our total assets, as described below under “— Asset Tests.”

Ownership of Partnership Interests. If we invest in a partnership, a limited liability company or a trust taxed as a partnership or as a disregarded entity, we will be deemed to own a proportionate share of the partnership’s, limited liability company’s or trust’s assets. Likewise, we will be treated as receiving our share of the income and loss of the partnership, limited liability company or trust, and the gross income will retain the same character in our hands as it has in the hands of the partnership, limited liability company or trust. These “look-through” rules apply for purposes of the income tests and assets tests described below. Thus, our proportionate share of the assets and items of gross income of our operating partnership, including its share of such items of any subsidiaries that are partnerships or limited liability companies that have not elected to be treated as corporations for U.S. federal income tax purposes, are treated as assets and items of gross income of the Company for purposes of applying the requirements described herein.

Investments in TRSs. For taxable years beginning after December 31, 2000, REITs may own more than 10% of the voting power and value of securities in TRSs. We and any taxable corporate entity in which we own an interest are allowed to jointly elect to treat such entity as a TRS.

Certain of our subsidiaries have elected to be treated as a TRS. TRSs are subject to full corporate level federal taxation on their earnings but are permitted to engage in certain types of activities that cannot be performed directly by REITs without jeopardizing their REIT status. Our TRSs will attempt to minimize the amount of these taxes, but there can be no assurance whether or the extent to which measures taken to minimize taxes will be successful. To the extent our TRSs are required to pay federal, state or local taxes, the cash available for distribution as dividends to us from our TRSs will be reduced.

The amount of interest on related-party debt that a TRS may deduct is limited. Further, a 100% tax applies to any interest payments by a TRS to its affiliated REIT to the extent the interest rate is not commercially reasonable. A TRS is permitted to deduct interest payments to unrelated parties without any of these restrictions.

The Internal Revenue Service (“IRS”) may reallocate costs between a REIT and its TRS where there is a lack of arm’s-length dealing between the parties. Any deductible expenses allocated away from a TRS would increase its tax liability. Further, any amount by which a REIT understates its deductions and overstates those of its TRS will, subject to certain exceptions, be subject to a 100% tax. Additional TRS elections may be made in the future for additional entities in which we own an interest.

Income Tests. There are two separate percentage tests relating to our sources of gross income that we must satisfy for each taxable year.

•

At least 75% of our gross income (excluding gross income from certain sales of property held primarily for sale) must be directly or indirectly derived each taxable year from “rents from real property,” other income from investments relating to real property or mortgages on real property or certain income from qualified temporary investments.

•

At least 95% of our gross income (excluding gross income from certain sales of property held primarily for sale) must be directly or indirectly derived each taxable year from any of the sources qualifying for the 75% gross income test and from dividends (including dividends from TRSs) and interest.

For taxable years beginning on or before October 22, 2004, (1) payments to us under an interest rate swap or cap agreement, option, futures contract, forward rate agreement or any similar financial instrument entered into by us to reduce interest rate risk on indebtedness incurred or to be incurred and (2) gain from the sale or other disposition of any such investment are treated as income qualifying under the 95% gross income test. As to transactions entered into in taxable years beginning after October 22, 2004, any of our income from a “clearly identified” hedging transaction that is entered into by us in the normal course of business, directly or indirectly, to manage the risk of interest rate movements, price changes or currency fluctuations with respect to borrowings or obligations incurred or to be incurred by us, or such other risks that are prescribed by the IRS, is excluded from the 95% gross income test.

For transactions entered into after July 30, 2008, any of our income from a “clearly identified” hedging transaction that is entered into by us in the normal course of business, directly or indirectly, to manage the risk of interest rate movements, price changes or currency fluctuations with respect to borrowings or obligations incurred or to be incurred by us is excluded from the 95% and 75% gross income tests.

For transactions entered into after July 30, 2008, any of our income from a “clearly identified” hedging transaction entered into by us primarily to manage risk of currency fluctuations with respect to any item of income or gain that is included in gross income in the 95% and 75% gross income tests is excluded from the 95% and 75% gross income tests. In general, a hedging transaction is “clearly identified” if (1) the transaction is identified as a hedging transaction before the end of the day on which it is entered into and (2) the items or risks being hedged are identified “substantially contemporaneously” with the hedging transaction. An identification is not substantially contemporaneous if it is made more than 35 days after entering into the hedging transaction.

As to gains and items of income recognized after July 30, 2008, “passive foreign exchange gain” for any taxable year will not constitute gross income for purposes of the 95% gross income test and “real estate foreign exchange gain” for any taxable year will not constitute gross income for purposes of the 75% gross income test. Real estate foreign exchange gain is foreign currency gain (as defined in Code section 988(b)(1)) which is attributable to: (i) any qualifying item of income or gain for purposes of the 75% gross income test; (ii) the acquisition or ownership of obligations secured by mortgages on real property or interests in real property; or (iii) becoming or being the obligor under obligations secured by mortgages on real property or on interests in real property. Real estate foreign exchange gain also includes Code section 987 gain attributable to a qualified business unit (a “QBU”) of a REIT if the QBU itself meets the 75% income test for the taxable year and the 75% asset test at the close of each quarter that the REIT has directly or indirectly held the QBU. Real estate foreign exchange gain also includes any other foreign currency gain as determined by the Secretary of the Treasury. Passive foreign exchange gain includes all real estate foreign exchange gain and foreign currency gain which is attributable to: (i) any qualifying item of income or gain for purposes of the 95% gross income test; (ii) the acquisition or ownership of obligations; (iii) becoming or being the obligor under obligations; and (iv) any other foreign currency gain as determined by the Secretary of the Treasury.

Generally, other than income from “clearly identified” hedging transactions entered into by us in the normal course of business, any foreign currency gain derived by us from dealing, or engaging in substantial and regular trading, in securities will constitute gross income which does not qualify under the 95% or 75% gross income tests.

Rents received by us will qualify as “rents from real property” for purposes of satisfying the gross income tests for a REIT only if several conditions are met:

•

The amount of rent must not be based in whole or in part on the income or profits of any person, although rents generally will not be excluded merely because they are based on a fixed percentage or percentages of receipts or sales.

•

Rents received from a tenant will not qualify as rents from real property if the REIT, or an owner of 10% or more of the REIT, also directly or constructively owns 10% or more of the tenant, unless the tenant is our TRS and certain other requirements are met with respect to the real property being rented.

•

If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as “rents from real property.”

•

For rents to qualify as rents from real property, we generally must not furnish or render services to tenants, other than through a TRS or an “independent contractor” from whom we derive no income, except that we may directly provide services that are “usually or customarily rendered” in the geographic area in which the property is located in connection with the rental of real property for occupancy only, or are not otherwise considered “rendered to the occupant for his convenience.”

•

a REIT may lease “qualified lodging facilities” and, for taxable years beginning after July 30, 2008, “qualified health care properties” on an arm’s-length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor,” which generally is an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating qualified lodging facilities or qualified health care facilities, as applicable, for any person unrelated to us or our TRS. Generally, the rent that the REIT receives from the TRS will be treated as “rents from real property” notwithstanding the limit on 10% owned tenants described above. A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, unless wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. A “qualified health care property” includes a real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility.

A REIT is permitted to render a de minimis amount of impermissible services to tenants and still treat amounts received with respect to that property as rent from real property. The amount received or accrued by the REIT during the taxable year for the impermissible services with respect to a property may not exceed 1% of all amounts received or accrued by the REIT directly or indirectly from the property. The amount received for any service or management operation for this purpose shall be deemed to be not less than 150% of the direct cost of the REIT in furnishing or rendering the service or providing the management or operation. Furthermore, impermissible services may be furnished to tenants by a TRS subject to certain conditions, and we may still treat rents received with respect to the property as rent from real property.

The term “interest” generally does not include any amount if the determination of the amount depends in whole or in part on the income or profits of any person, although an amount generally will not be excluded from the term “interest” solely by reason of being based on a fixed percentage of receipts or sales. If a mortgage loan is collateralized by both real property and other property, all the interest on it will nevertheless qualify under the 75% gross income test if the amount of the loan did not exceed the fair market value of the real property at the time of the loan commitment.

License income and other income from the right to use property which is not properly characterized as a lease for federal income tax purposes will not qualify under either the 75% or 95% gross income tests. Rents from leases of our marina properties may not qualify under the 75% or 95% gross income tests to the extent of the portion of the rental income properly allocable to the value of the water rights associated with the marina.

Income from sales of property by a REIT which are held for sale to customers may be subject to a 100% prohibited transactions tax and do not constitute gross income for purposes of the 75% and 95% gross income tests. Properties we acquire for the purpose of developing and selling to third parties, such as certain interests in vacation ownership properties, are generally held by us through a TRS and subject to corporate level taxes. Net after-tax income of a TRS may be distributed to us and will be qualifying income for purposes of the 95% but not the 75% gross income test.

If a REIT acquires real property and personal property incident to such real property through a foreclosure or similar process following a default on a lease of such property or a default on indebtedness owed to the REIT that is secured by the property, and if the REIT makes a timely election to treat such property as “foreclosure property” under applicable provisions of the Code, net income (including any foreign currency gain) the REIT realizes from such property generally will be subject to tax at the maximum U.S. federal corporate income tax rate, regardless of whether the REIT distributes such income to its shareholders currently. However, such income will nonetheless qualify for purposes of the 75% and 95% gross income tests even if it would not otherwise be qualifying income for such purposes in the absence of the foreclosure property election.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for such year if we are eligible for relief. For taxable years beginning on or before October 22, 2004, these relief provisions generally will be available if: (1) our failure to meet such tests was due to reasonable cause and not due to willful neglect; (2) we attach a schedule of the sources of our income to our return; and (3) any incorrect information on the schedule was not due to fraud with intent to evade tax. For taxable years beginning after October 22, 2004, these relief provisions generally will be available if (1) following our identification of the failure, we file a schedule for such taxable year describing each item of our gross income, and (2) the failure to meet such tests was due to reasonable cause and not due to willful neglect.

It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (a) the gross income attributable to (1) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% income test and (2) 95% of our gross income (90% of our gross income for taxable years beginning on or before October 22, 2004) over the amount of qualifying gross income for purposes of the 95% income test, multiplied by (b) a fraction intended to reflect our profitability.

The Secretary of the Treasury is given broad authority to determine whether particular items of income or gain qualify or not under the 75% and 95% gross income tests, or are to be excluded from the measure of gross income for such purposes.

Asset Tests. Within 30 days after the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments. The term “real estate assets” includes real property, interests in real property, leaseholds of land or improvements thereon, and mortgages on the foregoing and any property attributable to the temporary investment of new capital (but only if such property is stock or a debt instrument and only for the one-year period beginning on the date the REIT receives such capital). When a mortgage is secured by both real property and other property, it is considered to constitute a mortgage on real property to the extent of the fair market value of the real property when the REIT is committed to make the loan or, in the case of a construction loan, the reasonably estimated cost of construction.

Although 25% of our assets generally may be invested without regard to the above restrictions, we are prohibited from owning securities representing more than 10% of either the vote (the “10% vote test”) or value (the “10% value test”) of the outstanding securities of any issuer other than a qualified REIT subsidiary, another REIT or a TRS. Further, no more than 25% of the total assets may be represented by securities of one or more TRSs (the “25% asset test”) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a qualified REIT subsidiary (the “5% asset test”), another REIT or a TRS. Each of the 10% vote test, the 10% value test and the 25% and 5% asset tests must be satisfied at the end of each quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

Certain items are excluded from the 10% value test, including: (1) straight debt securities of an issuer (including straight debt that provides certain contingent payments); (2) any loan to an individual or an estate; (3) any rental agreement described in Section 467 of the Code, other than with a “related person”; (4) any obligation to pay rents from real property; (5) certain securities issued by a state or any subdivision thereof, the District of Columbia, a foreign government, or any political subdivision thereof, or the Commonwealth of Puerto Rico; (6) any security issued by a REIT; and (7) any other arrangement that, as determined by the Secretary of the Treasury, is excepted from the definition of security (“excluded securities”). Special rules apply to straight debt securities issued by corporations and entities taxable as partnerships for federal income tax purposes. If a REIT, or its TRS, holds (1) straight debt securities of a corporate or partnership issuer and (2) securities of such issuer that are not excluded securities and have an aggregate value greater than 1% of such issuer’s outstanding securities, the straight debt securities will be included in the 10% value test.

A REIT’s interest as a partner in a partnership is not treated as a security for purposes of applying the 10% value test to securities issued by the partnership. Further, any debt instrument issued by a partnership will not be a security for purposes of applying the 10% value test (1) to the extent of the REIT’s interest as a partner in the partnership and (2) if at least 75% of the partnership’s gross income (excluding gross income from prohibited transactions) would qualify for the 75% gross income test. For taxable years beginning after October 22, 2004, for purposes of the 10% value test, a REIT’s interest in a partnership’s assets is determined by the REIT’s proportionate interest in any securities issued by the partnership (other than the excluded securities described in the preceding paragraph).

For taxable years beginning after July 30, 2008, if the REIT or its QBU uses a foreign currency as its functional currency, the term “cash” includes such foreign currency, but only to the extent such foreign currency is (i) held for use in the normal course of the activities of the REIT or QBU which give rise to items of income or gain that are included in the 95% and 75% gross income tests or are directly related to acquiring or holding assets qualifying under the 75% asset test, and (ii) not held in connection with dealing or engaging in substantial and regular trading in securities.

With respect to corrections of failures for which the requirements for corrections are satisfied after October 22, 2004, regardless of whether such failures occurred in taxable years beginning on, before or after such date, as to violations of the 10% vote test, the 10% value test or the 5% asset test, a REIT may avoid disqualification as a REIT by disposing of sufficient assets to cure a violation that does not exceed the lesser of 1% of the REIT’s assets at the end of the relevant quarter or $10,000,000, provided that the disposition occurs within six months following the last day of the quarter in which the REIT first identified the violation. For violations of any of the REIT asset tests due to reasonable cause and not willful neglect that exceed the thresholds described in the preceding sentence, a REIT can avoid disqualification as a REIT after the close of a taxable quarter by taking certain steps, including disposition of sufficient assets within the six month period described above to meet the applicable asset test, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets during the period of time that the assets were held as non-qualifying assets and filing a schedule with the IRS that describes the non-qualifying assets.

Annual Distribution Requirements. In order to avoid being taxed as a regular corporation, we are required to make distributions (other than capital gain distributions) to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. Dividends we declare in October, November, or December of any year and which are payable to a stockholder of record on a specified date in any of these months will be treated as both paid by us and received by the stockholder on December 31 of that year, provided we actually pay the dividend on or before January 31 of the following year. The amount distributed must not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates. Finally, as discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We intend to make timely distributions sufficient to satisfy these annual distribution requirements.

It is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement, or to distribute such greater amount as may be necessary to avoid income and excise taxation, due to, among other things, (1) timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of income and deduction of expenses in arriving at our taxable income, or (2) the payment of severance benefits that may not be deductible to us. For example, in the event of the default or financial failure of one or more tenants, we might be required to continue to accrue rent for some period of time under federal income tax principles even though we would not currently be receiving the corresponding amounts of cash. Similarly, under federal income tax principles, we might not be entitled to deduct certain expenses at the time those expenses are incurred. In either case, our cash available for making distributions might not be sufficient to satisfy the 90% distribution requirement. If the cash available to us is insufficient, we might raise cash in order to make the distributions by borrowing funds, issuing new securities or selling assets. In the event that timing differences occur, we may find it necessary to arrange for borrowings or, if possible, pay dividends in the form of taxable stock dividends in order to meet the distribution requirement.

Under certain circumstances, in the event of a deficiency determined by the IRS, we may be able to rectify a resulting failure to meet the distribution requirement for a year by paying “deficiency dividends” to stockholders in a later year, which may be included in our deduction for distributions paid for the earlier year. Thus, we may be able to avoid being taxed on amounts distributed as deficiency dividends; however, we will be required to pay applicable penalties and interest based upon the amount of any deduction taken for deficiency dividend distributions.

Failure to Qualify as a REIT

If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible nor will any particular amount of distributions be required to be made in any year. All distributions to stockholders will be taxable as ordinary income to the extent of current and accumulated earnings and profits allocable to these distributions and, subject to certain limitations, will be eligible for the dividends received deduction for corporate stockholders. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to statutory relief. Failure to qualify for even one year could result in our need to incur indebtedness or liquidate investments in order to pay potentially significant resulting tax liabilities. In addition, a failure by us to qualify as a REIT could significantly reduce the cash available to pay dividends on our common shares and interest on debt securities, and could materially reduce the value of our common share and debt securities.

In addition to the relief described above under “— Income Tests” and “— Asset Tests,” relief is available in the event that we violate a provision of the Code that would result in our failure to qualify as a REIT if: (1) the violation is due to reasonable cause and not due to willful neglect; (2) we pay a penalty of $50,000 for each failure to satisfy the provision; and (3) the violation does not include a violation described under “— Income Tests” or “— Asset Tests” above. It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions.

U.S. Federal Income Taxation of Holders of Our Stock

Treatment of Taxable U.S. Stockholders. The following summary applies to you only if you are a “U.S. stockholder.” A “U.S. stockholder” is a holder of shares of stock who, for United States federal income tax purposes, is:

•	a citizen or resident of the United States;

•

a corporation, partnership or other entity classified as a corporation or partnership for these purposes, created or organized in or under the laws of the United States or of any political subdivision of the United States, including any state;

•	an estate, the income of which is subject to United States federal income taxation regardless of its source; or

•

a trust, if, in general, a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons, within the meaning of the Code, has the authority to control all of the trust’s substantial decisions.

So long as we qualify for taxation as a REIT, distributions on shares of our stock made out of the current or accumulated earnings and profits allocable to these distributions (and not designated as capital gain dividends) will be includable as ordinary income for federal income tax purposes. None of these distributions will be eligible for the dividends received deduction for U.S. corporate stockholders.

Generally, for taxable years ending after May 6, 2003 through December 31, 2012, the maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax is 15%. Except in limited circumstances, this tax rate will not apply to dividends paid to you by us on our shares, because generally we are not subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to our shares that are attributable to: (1) dividends received by us from non-REIT corporations or other TRSs; (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year); or (3) the amount of any earnings and profits that were distributed by us and accumulated in a non-REIT year.

Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed our actual net capital gain for the taxable year), without regard to the period for which you held our stock. However, if you are a corporation, you may be required to treat a portion of some capital gain dividends as ordinary income.

If we elect to retain and pay income tax on any net long-term capital gain, you would include in income, as long-term capital gain, your proportionate share of this net long-term capital gain. You would also receive a refundable tax credit for your proportionate share of the tax paid by us on such retained capital gains, and you would have an increase in the basis of your shares of our stock in an amount equal to your includable capital gains less your share of the tax deemed paid.

You may not include in your federal income tax return any of our net operating losses or capital losses. Federal income tax rules may also require that certain minimum tax adjustments and preferences be apportioned to you. In addition, any distribution declared by us in October, November or December of any year on a specified date in any such month shall be treated as both paid by us and received by you on December 31 of that year, provided that the distribution is actually paid by us no later than January 31 of the following year.

We will be treated as having sufficient earnings and profits to treat as a dividend any distribution up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed under “— General” and “— Qualification as a REIT — Annual Distribution Requirements” above. As a result, you may be required to treat as taxable dividends certain distributions that would otherwise result in a tax-free return of capital. Moreover, any “deficiency dividend” will be treated as a dividend (an ordinary dividend or a capital gain dividend, as the case may be), regardless of our earnings and profits. Any other distributions in excess of current or accumulated earnings and profits will not be taxable to you to the extent these distributions do not exceed the adjusted tax basis of your shares of our stock. You will be required to reduce the tax basis of your shares of our stock by the amount of these distributions until the basis has been reduced to zero, after which these distributions will be taxable as capital gain, if the shares of our stock are held as capital assets. The tax basis as so reduced will be used in computing the capital gain or loss, if any, realized upon sale of the shares of our stock. Any loss upon a sale or exchange of shares of our stock which were held for six months or less (after application of certain holding period rules) will generally be treated as a long-term capital loss to the extent you previously received capital gain distributions with respect to these shares of our stock.

Upon the sale or exchange of any shares of our stock to or with a person other than us or a sale or exchange of all shares of our stock (whether actually or constructively owned) with us, you will generally recognize capital gain or loss equal to the difference between the amount realized on the sale or exchange and your adjusted tax basis in these shares of our stock. This gain will be capital gain if you held these shares of our stock as a capital asset.

If we redeem any of your shares in us, the treatment can only be determined on the basis of particular facts at the time of redemption. In general, you will recognize gain or loss (as opposed to dividend income) equal to the difference between the amount received by you in the redemption and your adjusted tax basis in your shares redeemed if such redemption: (1) results in a “complete termination” of your interest in all classes of our equity securities; (2) is a “substantially disproportionate redemption”; or (3) is “not essentially equivalent to a dividend” with respect to you. In applying these tests, you must take into account your ownership of all classes of our equity securities (e.g., common stock, preferred stock, depositary shares and warrants). You also must take into account any equity securities that are considered to be constructively owned by you.

If, as a result of a redemption by us of your shares, you no longer own (either actually or constructively) any of our equity securities or only own (actually and constructively) an insubstantial percentage of our equity securities, then it is probable that the redemption of your shares would be considered “not essentially equivalent to a dividend” and, thus, would result in gain or loss to you. However, whether a distribution is “not essentially equivalent to a dividend” depends on all of the facts and circumstances, and if you rely on any of these tests at the time of redemption, you should consult your tax advisor to determine their application to the particular situation.

Generally, if the redemption does not meet the tests described above, then the proceeds received by you from the redemption of your shares will be treated as a distribution taxable as a dividend to the extent of the allocable portion of current or accumulated earnings and profits. If the redemption is taxed as a dividend, your adjusted tax basis in the redeemed shares will be transferred to any other shareholdings in us that you own. If you own no other shareholdings in us, under certain circumstances, such basis may be transferred to a related person, or it may be lost entirely.

Gain from the sale or exchange of our shares held for more than one year is taxed at a maximum long-term capital gain rate, which is currently 15%. Pursuant to IRS guidance, we may classify portions of our capital gain dividends as gains eligible for the long-term capital gains rate or as gain taxable to individual stockholders at a maximum rate of 25%.

On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, which requires U.S. stockholders who meet certain requirements and are individuals, estates or certain trusts to pay an additional 3.8% tax on, among other things, dividends on and capital gains from the sale or other disposition of stock for taxable years beginning after December 31, 2012. U.S. stockholders should consult their tax advisors regarding the effect, if any, of this legislation on their ownership and disposition of shares of our stock.

Treatment of Tax-Exempt U.S. Stockholders. Tax-exempt entities, including qualified employee pension and profit sharing trusts and individual retirement accounts (“Exempt Organizations”), generally are exempt from federal income taxation. However, they are subject to taxation on their unrelated business taxable income (“UBTI”). The IRS has issued a published revenue ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on this ruling, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of the shares of our stock with debt, a portion of its income from us will constitute UBTI pursuant to the “debt financed property” rules. Likewise, a portion of the Exempt Organization’s income from us would constitute UBTI if we held a residual interest in a real estate mortgage investment conduit.

In addition, in certain circumstances, a pension trust that owns more than 10% of our stock is required to treat a percentage of our dividends as UBTI. This rule applies to a pension trust holding more than 10% of our stock only if: (1) the percentage of our income that is UBTI (determined as if we were a pension trust) is at least 5%; (2) we qualify as a REIT by reason of the modification of the Five or Fewer Requirement that allows beneficiaries of the pension trust to be treated as holding shares in proportion to their actuarial interests in the pension trust; and (3) either (i) one pension trust owns more than 25% of the value of our stock, or (ii) a group of pension trusts individually holding more than 10% of the value of our stock collectively own more than 50% of the value of our stock.

Backup Withholding and Information Reporting. Under certain circumstances, you may be subject to backup withholding at applicable rates on payments made with respect to, or cash proceeds of a sale or exchange of, shares of our stock. Backup withholding will apply only if you: (1) fail to provide a correct taxpayer identification number, which if you are an individual, is ordinarily your social security number; (2) furnish an incorrect taxpayer identification number; (3) are notified by the IRS that you have failed to properly report payments of interest or dividends; or (4) fail to certify, under penalties of perjury, that you have furnished a correct taxpayer identification number and that the IRS has not notified you that you are subject to backup withholding.

Backup withholding will not apply with respect to payments made to certain exempt recipients, such as corporations and tax-exempt organizations. You should consult with a tax advisor regarding qualification for exemption from backup withholding, and the procedure for obtaining an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a stockholder will be allowed as a credit against such stockholder’s United States federal income tax liability and may entitle such stockholder to a refund, provided that the required information is provided to the IRS. In addition, withholding a portion of capital gain distributions made to stockholders may be required for stockholders who fail to certify their non-foreign status.

Taxation of Foreign Stockholders. The following summary applies to you only if you are a foreign person. The federal taxation of foreign persons is a highly complex matter that may be affected by many considerations.

Except as discussed below, distributions to you of cash generated by our real estate operations in the form of ordinary dividends, but not by the sale or exchange of our capital assets, generally will be subject to U.S. withholding tax at a rate of 30%, unless an applicable tax treaty reduces that tax and you file with us the required form evidencing the lower rate.

In general, you will be subject to United States federal income tax on a graduated rate basis rather than withholding with respect to your investment in our stock if such investment is “effectively connected” with your conduct of a trade or business in the United States. A corporate foreign stockholder that receives income that is, or is treated as, effectively connected with a United States trade or business may also be subject to the branch profits tax, which is payable in addition to regular United States corporate income tax. The following discussion will apply to foreign stockholders whose investment in us is not so effectively connected. We expect to withhold United States income tax, as described below, on the gross amount of any distributions paid to you unless (1) you file an IRS Form W-8ECI with us claiming that the distribution is “effectively connected” or (2) certain other exceptions apply.

Distributions by us that are attributable to gain from the sale or exchange of a United States real property interest will be taxed to you under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) as if these distributions were gains “effectively connected” with a United States trade or business. Accordingly, you will be taxed at the normal capital gain rates applicable to a U.S. stockholder on these amounts, subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions subject to FIRPTA may also be subject to a branch profits tax in the hands of a corporate foreign stockholder that is not entitled to treaty exemption.

We will be required to withhold from distributions subject to FIRPTA, and remit to the IRS, 35% of designated capital gain dividends, or, if greater, 35% of the amount of any distributions that could be designated as capital gain dividends. In addition, if we designate prior distributions as capital gain dividends, subsequent distributions, up to the amount of the prior distributions not withheld against, will be treated as capital gain dividends for purposes of withholding.

Any capital gain dividend with respect to any class of stock that is “regularly traded” on an established securities market will be treated as an ordinary dividend if the foreign stockholder did not own more than 5% of such class of stock at any time during the taxable year. Foreign stockholders generally will not be required to report distributions received from us on U.S. federal income tax returns and all distributions treated as dividends for U.S. federal income tax purposes including any capital gain dividend will be subject to a 30% U.S. withholding tax (unless reduced under an applicable income tax treaty) as discussed above. In addition, the branch profits tax will no longer apply to such distributions.

Unless our shares constitute a “United States real property interest” within the meaning of FIRPTA or are effectively connected with a U.S. trade or business, a sale of our shares by you generally will not be subject to United States taxation. Our shares will not constitute a United States real property interest if we qualify as a “domestically controlled REIT.” We believe that we, and expect to continue to, qualify as a domestically controlled REIT. A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its shares is held directly or indirectly by foreign stockholders. However, if you are a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions apply, you will be subject to a 30% tax on such capital gains. In any event, a purchaser of our shares from you will not be required under FIRPTA to withhold on the purchase price if the purchased shares are “regularly traded” on an established securities market or if we are a domestically controlled REIT. Otherwise, under FIRPTA, the purchaser may be required to withhold 10% of the purchase price and remit such amount to the IRS.

Backup withholding tax and information reporting will generally not apply to distributions paid to you outside the United States that are treated as: (1) dividends to which the 30% or lower treaty rate withholding tax discussed above applies; (2) capital gains dividends; or (3) distributions attributable to gain from the sale or exchange by us of U.S. real property interests. Payment of the proceeds of a sale of stock within the United States or conducted through certain U.S. related financial intermediaries is subject to both backup withholding and information reporting unless the beneficial owner certifies under penalties of perjury that he or she is not a U.S. person (and the payor does not have actual knowledge that the beneficial owner is a U.S. person) or otherwise established an exemption. You may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for refund with the IRS.

Recently enacted legislation will require withholding at a rate of 30% on dividends in respect of, and gross proceeds from the sale of, shares of our stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Secretary of the Treasury to report, on an annual basis, information with respect to shares in the institution held by certain U.S. persons and by certain non-U.S. entities that are wholly or partially owned by U.S. persons and to withhold on certain payments. Accordingly, the entity through which shares of stock is held will affect the determination of whether such withholding is required. Similarly, dividends in respect of, and gross proceeds from the sale of, shares of our stock held by an investor that is a non-financial non-U.S. entity will be subject to withholding at a rate of 30%, unless such entity either (i) certifies to us that such entity does not have any “substantial United States owners” or (ii) provides certain information regarding the entity’s “substantial United States owners,” which we will in turn provide to the Secretary of the Treasury. This 30% withholding tax regime is generally effective with respect to payments of dividends made after December 31, 2013, and with respect to gross proceeds of sales received after December 31, 2014, where there is a failure to provide any required information. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. Foreign persons are encouraged to consult with their tax advisors regarding the possible implications of the legislation on their investment in shares of our stock.

U.S. Federal Income and Estate Taxation of Holders of Our Debt Securities. The following is a general summary of the United States federal income tax consequences and, in the case that you are a holder that is a non-U.S. holder, as defined below, the United States federal estate tax consequences, of purchasing, owning and disposing of debt securities periodically offered under one or more indentures (the “notes”). This summary assumes that you hold the notes as capital assets. This summary applies to you only if you are the initial holder of the notes and you acquire the notes for a price equal to the issue price of the notes. The issue price of the notes is the first price at which a substantial amount of the notes is sold other than to bond houses, brokers or similar persons or organizations acting in the capacity of underwriters, placement agents or wholesalers. In addition, this summary does not consider any foreign, state, local or other tax laws that may be applicable to us or a purchaser of the notes.

Taxable U.S. Holders of the Notes. The following summary applies to you only if you are a U.S. holder, as defined below.

Definition of a U.S. Holder. A “U.S. holder” is a beneficial owner of a note or notes that is for United States federal income tax purposes:

•	a citizen or resident of the United States;

•

a corporation, partnership or other entity classified as a corporation or partnership for these purposes, created or organized in or under the laws of the United States or of any political subdivision of the United States, including any state;

•	an estate, the income of which is subject to United States federal income taxation regardless of its source; or

•

a trust, if, in general, a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons, within the meaning of the Code, has the authority to control all of the trust’s substantial decisions.

•

Payments of Interest. Stated interest on the notes generally will be taxed as ordinary interest income from domestic sources at the time it is paid or accrues in accordance with your method of accounting for tax purposes.

•

Sale, Exchange or Other Disposition of the Notes. The adjusted tax basis in your note acquired at a premium will generally be your cost. You generally will recognize taxable gain or loss when you sell or otherwise dispose of your notes equal to the difference, if any, between:

•	the amount realized on the sale or other disposition, less any amount attributable to any accrued interest, which will be taxable in the manner described under “— Payments of Interest” above; and

•	your adjusted tax basis in the notes.

Your gain or loss generally will be capital gain or loss. This capital gain or loss will be long-term capital gain or loss if at the time of the sale or other disposition you have held the notes for more than one year. Subject to limited exceptions, your capital losses cannot be used to offset your ordinary income.

Redemption or Repurchase of the Notes. If we redeem or otherwise repurchase the notes, we may be obligated to pay additional amounts in excess of stated principal and interest. We intend to take the position that the notes should not be treated as contingent payment debt instruments because of this additional payment. Assuming such position is respected, a U.S. holder would be required to include in income the amount of any such additional payment at the time such payment is received or accrued in accordance with such U.S. holder’s method of accounting for United States federal income tax purposes. If the IRS successfully challenged this position, and the notes were treated as contingent payment debt instruments, U.S. holders could be required to accrue interest income at a rate higher than the stated interest rate on the debt securities and to treat as ordinary income, rather than capital gain, any gain recognized on a sale, exchange or redemption of a note. U.S. holders are urged to consult their tax advisors regarding the potential application to the notes of the contingent payment debt instrument rules and the consequences thereof.

Backup Withholding and Information Reporting. In general, “backup withholding” may apply to any payments made to you of principal and interest on your note, and to payment of the proceeds of a sale or other disposition of your note before maturity, if you are a non-exempt U.S. holder and: (1) fail to provide a correct taxpayer identification number, which if you are an individual, is ordinarily your social security number; (2) furnish an incorrect taxpayer identification number; (3) are notified by the IRS that you have failed to properly report payments of interest or dividends; or (4) fail to certify, under penalties of perjury, that you have furnished a correct taxpayer identification number and that the IRS has not notified you that you are subject to backup withholding.

The amount of any reportable payments, including interest, made to you (unless you are an exempt recipient) and the amount of tax withheld, if any, with respect to such payments will be reported to you and to the IRS for each calendar year. You should consult your tax advisor regarding your qualification for an exemption from backup withholding and the procedures for obtaining such an exemption, if applicable. The backup withholding tax is not an additional tax, and amount withheld may be refunded to you and/or credited against your U.S. federal income tax liability, provided that required and correct information is provided to the IRS.

Non-U.S. Holders of the Notes. The following summary applies to you if you are a beneficial owner of a note and are not a U.S. holder, as defined above (a “non-U.S. holder”).

Special rules may apply to certain non-U.S. holders such as “controlled foreign corporations,” “passive foreign investment companies” and “foreign personal holding companies.” Such entities are encouraged to consult their tax advisors to determine the United States federal, state, local and other tax consequences that may be relevant to them.

U.S. Federal Withholding Tax. Subject to the discussion below, U.S. federal withholding tax will not apply to payments by us or our paying agent, in its capacity as such, of principal and interest on your notes under the “portfolio interest” exception of the Code, provided that:

•	you do not, directly or indirectly, actually or constructively, own 10% or more of the total combined voting power of all classes of our stock entitled to vote;

•

you are not (1) a controlled foreign corporation for U.S. federal income tax purposes that is related, directly or indirectly, to us through sufficient stock ownership, as provided in the Code, or (2) a bank receiving interest described in Section 881(c)(3)(A) of the Code;

•	such interest is not effectively connected with your conduct of a U.S. trade or business; and

•

you provide a signed written statement, under penalties of perjury, which can reliably be related to you, certifying that you are not a U.S. person within the meaning of the Code and providing your name and address to:

•	us or our paying agent; or

•

a securities clearing organization, bank or other financial institution that holds customers’ securities in the ordinary course of its trade or business and holds your notes on your behalf and that certifies to us or our paying agent under penalties of perjury that it, or the bank or financial institution between it and you, has received from you your signed, written statement and provides us or our paying agent with a copy of such statement.

Treasury regulations provide that:

•	if you are a foreign partnership, the certification requirement will generally apply to your partners, and you will be required to provide certain information;

•

if you are a foreign trust, the certification requirement will generally be applied to you or your beneficial owners depending on whether you are a “foreign complex trust,” “foreign simple trust,” or “foreign grantor trust” as defined in the Treasury regulations; and

•	look-through rules will apply for tiered partnerships, foreign simple trusts and foreign grantor trusts.

If you are a foreign partnership or a foreign trust, you should consult your own tax advisor regarding your status under these Treasury regulations and the certification requirements applicable to you.

If you cannot satisfy the portfolio interest requirements described above, payments of interest will be subject to the 30% United States withholding tax, unless you provide us with a properly executed (1) IRS Form W-8BEN claiming an exemption from or reduction in withholding under the benefit of an applicable treaty or (2) IRS Form W-8ECI stating that interest paid on the note is not subject to withholding tax because it is effectively connected with your conduct of a trade or business in the United States. Alternative documentation may be applicable in certain circumstances.

If you are engaged in a trade or business in the United States and interest on a note is effectively connected with the conduct of that trade or business, you will be required to pay United States federal income tax on that interest on a net income basis (although you will be exempt from the 30% withholding tax provided the certification requirement described above is met) in the same manner as if you were a U.S. person, except as otherwise provided by an applicable tax treaty. If you are a foreign corporation, you may be required to pay a branch profits tax on the earnings and profits that are effectively connected to the conduct of your trade or business in the United States.

Recent legislation generally will impose U.S. withholding tax at a 30% rate on payments of interest (including original issue discount) and proceeds of sale in respect of debt instruments to certain non-U.S. holders if certain additional disclosure requirements related to U.S. ownership of such non-U.S. holders or U.S. accounts maintained by such non-U.S. holders are not satisfied. However, the withholding tax will not be imposed on payments pursuant to debt or other obligations outstanding as of March 18, 2012. If payment of withholding taxes is required, non-U.S. holders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such distributions and proceeds of a sale of such shares will be entitled to seek a refund from the IRS to obtain the benefit of such exemption or reduction. We will not pay any additional amounts to non-U.S. holders in respect of any amounts withheld. These new withholding rules are generally effective for payments of interest made after December 31, 2013.

Sale, Exchange or other Disposition of Notes. You generally will not have to pay U.S. federal income tax on any gain or income realized from the sale, redemption, retirement at maturity or other disposition of your notes, unless:

•

in the case of gain, you are an individual who is present in the United States for 183 days or more during the taxable year of the sale or other disposition of your notes, and specific other conditions are met;

•	you are subject to tax provisions applicable to certain United States expatriates; or

•	the gain is effectively connected with your conduct of a U.S. trade or business.

If you are described in the first bullet point above, you will be subject to United States federal income tax at a rate of 30% (or, if applicable, a lower treaty rate) on the gain derived from the sale, which may be offset by certain Untied States source capital losses, even though you are not considered a resident of the United States. If you are described in the second bullet above, you should consult your tax advisor regarding the potential liability for United States federal income tax on you gain realized on the notes. If you are engaged in a trade or business in the United States, and gain with respect to your notes is effectively connected with the conduct of that trade or business (and if an income tax treaty applies, you maintain a United States permanent establishment to which any such gain is generally attributable), you generally will be subject to U.S. income tax on a net basis on the gain as if you were a U.S. Holder. In addition, if you are a foreign corporation, you may be subject to a branch profits tax on your effectively connected earnings and profits for the taxable year, as adjusted for certain items.

U.S. Federal Estate Tax. If you are an individual and are not a U.S. citizen or a resident of the United States, as specially defined for U.S. federal estate tax purposes, at the time of your death, your notes will generally not be subject to the U.S. federal estate tax, unless, at the time of your death (1) you owned actually or constructively 10% or more of the total combined voting power of all our classes of stock entitled to vote, or (2) interest on the notes is effectively connected with your conduct of a U.S. trade or business.

Backup Withholding and Information Reporting. Backup withholding will not apply to payments of principal or interest made by us or our paying agent, in its capacity as such, to you if you have provided the required certification that you are a non-U.S. holder as described in “— U.S. Federal Withholding Tax” above, and provided that neither we nor our paying agent have actual knowledge that you are a U.S. holder, as described in “— U.S. Holders” above. We or our paying agent may, however, report payments of interest on the notes.

The gross proceeds from the disposition of your notes may be subject to information reporting and backup withholding tax. If you sell your notes outside the United States through a non-U.S. office of a non-U.S. broker and the sales proceeds are paid to you outside the United States, then the U.S. backup withholding and information reporting requirements generally will not apply to that payment. However, U.S. information reporting, but not backup withholding, will apply to a payment of sales proceeds, even if that payment is made outside the United States, if you sell your notes through a non-U.S. office of a broker that:

•	is a U.S. person, as defined in the Code;

•	derives 50% or more of its gross income in specific periods from the conduct of a trade or business in the United States;

•	is a “controlled foreign corporation” for U.S. federal income tax purposes; or

•

is a foreign partnership, if at any time during its tax year, one or more of its partners are U.S. persons who in the aggregate hold more than 50% of the income or capital interests in the partnership, or the foreign partnership is engaged in a U.S. trade or business, unless the broker has documentary evidence in its files that you are a non-U.S. person and certain other conditions are met or you otherwise establish an exemption. If you receive payments of the proceeds of a sale of your notes to or through a U.S. office of a broker, the payment is subject to both U.S. backup withholding and information reporting unless you provide a Form W-8BEN certifying that you are a non-U.S. person or you otherwise establish an exemption.

You should consult your own tax advisor regarding application of backup withholding in your particular circumstance and the availability of and procedure for obtaining an exemption from backup withholding. Any amounts withheld under the backup withholding rules from a payment to you will be allowed as a refund or credit against your U.S. federal income tax liability, provided the required information is furnished to the IRS.

Potential Legislation or Other Actions Affecting Tax Consequences. Current and prospective securities holders should recognize that the present federal income tax treatment of an investment in us may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in federal tax laws and interpretations of these laws could adversely affect the tax consequences of an investment in our securities.

Available Information

We maintain a web site at www.cnllifestylereit.com containing additional information about our business, and a link to the Securities and Exchange Commission (“SEC”) web site (www.sec.gov). The contents of the web site are not incorporated by reference in, or otherwise a part of, this report.

We make information available free of charge through our web site, as soon as practicable after we file them with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements on Form 14A and if applicable, amendments to these reports.

Item 1A.	RISK FACTORS

Real Estate and Other Investment Risks

The economic environment and general market conditions in recent years have affected certain of the lifestyle properties in which we invest. A continuation of such conditions could adversely affect our financial condition and results of operations. The recent economic and market conditions have affected the value and operating performance of certain of our properties, resulted in tenant defaults, losses on lease terminations, loan loss provisions and impairment charges. Continued or worsening global economic conditions including unemployment rates, the effects of unrest in the Middle East and rising oil prices, inflationary risk and rising costs, and a lack of consumer confidence with decreased consumer spending, could result in additional losses to us and have a negative impact on our results of operations, and we may not have sources of cash available to us in an amount sufficient to enable us to pay amounts due on our indebtedness.

The economic environment has affected certain of our tenants’ ability to make rental payments to us in accordance with their lease agreement. Some of our tenants have experienced difficulties or have been unable to obtain working capital lines of credit or renew their existing lines of credit due to the current state of the economy and the capital markets which impacted their ability to pay the full amount of rent due under their leases. As a result, we restructured the leases for certain tenants such that the rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenants’ seasonally busy period. In other cases, we restructured the lease terms to allow for rent deferrals or reductions for a period of time to provide temporary relief that then become payable in later periods of the lease term. In addition, we have refunded security deposits which must be replaced up to specified amounts and have provided lease allowances. The rent deferrals granted, the security deposits refunded and lease allowances paid reduced our cash flows from operating activities. Other restructures, such as the reductions in lease rates and the future amortization of lease allowances against rental income have reduced, and will continue to reduce, our net operating results and cash flows in current and future periods. Any significant reduction in our cash flow may cause us not to have sources of cash available to us in an amount sufficient to enable us to pay amounts due on our indebtedness.

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

We will be exposed to various operational risks, liabilities and claims with respect to the properties that we have engaged third-party managers to operate on our behalf which may adversely affect our operating results. With respect to the properties that are managed by third-party operators, we are exposed to various operational risks, liabilities and claims in addition to those generally applicable to ownership of real property. These risks include the operator’s inability to manage the properties and fulfill its obligations, increases in labor costs and services, cost of energy, insurance, operating supplies and litigation costs relating to accidents or injuries at the properties. Although we maintain reasonable levels of insurance, we cannot be certain the insurance will adequately cover all litigation costs relating to accidents or inquires. Any one or a combination of these factors, together with other market and conditions beyond our control, could result in operating deficiencies at our managed properties which could have a material effect on our operating results and our ability to pay amounts due on our indebtedness.

Because our revenues are highly dependent on lease payments from our properties and interest payments from loans that we make, defaults by our tenants or borrowers would reduce our cash available for the repayment of our outstanding debt. Our ability to repay any outstanding debt will depend upon the ability of our tenants and borrowers to make payments to us, and their ability to make these payments will depend primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on our properties. For example, the ability of our tenants to make their scheduled payments to us will depend upon their ability to generate sufficient operating income at the property they operate. A tenant’s failure or delay in making scheduled rent payments to us or a borrower’s failure to make debt service payments to us may result from the tenant or borrower realizing reduced revenues at the properties it operates.

Discretionary consumer spending may affect the profitability of certain properties we acquire. The financial performance of certain properties in which we have invested and may invest in the future depends in part on a number of factors relating to or affecting discretionary consumer spending for the types of services provided by businesses operated on these properties. The rising cost of fuel may impact leisure traveling and overall boat purchases, and could adversely affect the ability of marina operators to lease boat slips and earn additional revenues from concessions such as fuel, equipment, retail and food and beverage sales. Unfavorable local, regional, or national economic developments or uncertainties regarding future economic prospects have reduced consumer spending in the markets where we own properties and, when combined with the lack of available debt, have adversely affected certain of our tenants’ businesses. As a result, certain of our tenants have experienced declines in operating results, and a number of our tenants have modified the terms of certain of their leases with us. Any continuation of such events that leads to lower spending on lifestyle activities could impact our tenants’ ability to pay rent and thereby have a negative impact on our results of operations, which could have a material effect on our operating results and our ability to pay amounts due on our indebtedness.

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

Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry. If tenants are unable to make lease payments or borrowers are unable to make loan payments as a result of any of these factors, we may have insufficient cash available to pay amounts due on our indebtedness.

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

If one or more of our tenants file for bankruptcy protection, we may be precluded from collecting all sums due. If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or is subject to an involuntary bankruptcy proceeding, any proceeding under any provision of the U.S. federal bankruptcy code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership or debtor’s relief statute or law, (such proceedings being referred to as a “Bankruptcy Proceeding”), we may be unable to collect sums due under our lease(s) with that tenant. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a Bankruptcy Proceeding. A Bankruptcy Proceeding may bar our efforts to collect pre-bankruptcy debts from those entities or their properties unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. We believe that our security deposits in the form of letters of credit would be protected from bankruptcy in most jurisdictions. However, a tenant’s or lease guarantor’s Bankruptcy Proceeding could hinder or delay efforts to collect past due balances under relevant leases or guarantees and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments which would reduce our cash flow and the amount available to pay our indebtedness, including the notes. In the event of a Bankruptcy Proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available to pay amounts due on our indebtedness, may be adversely affected.

Multiple property leases or loans with individual tenants or borrowers increase our risks in the event that such tenants or borrowers become financially impaired. The value of our properties will depend principally upon the value of the leases entered into for properties that we acquire. Defaults by a tenant or borrower may continue for some time before we determine that it is in our best interest to terminate the lease of the tenant or foreclose on the property of the borrower. Tenants may lease more than one property, and borrowers may enter into more than one loan. As a result, a default by, or the financial failure of, a tenant or borrower could cause more than one property to become vacant or be in default or more than one lease or loan to become non-performing. Defaults or vacancies can reduce and have reduced our cash receipts and funds available for the payment of our indebtedness, and could decrease the resale value of affected properties until they can be re-leased.

Joint venture partners may have different interests than we have, which may negatively impact our control over our ventures and make it difficult to exit a joint venture after an impasse. Investments in joint ventures involve the risk that our co-venturer may have economic or business interests or goals which, at a particular time, are inconsistent with our interests or goals, that the co-venturer may be in a position to take action contrary to our instructions, requests, policies or objectives, or that the co-venturer may experience financial difficulties and be unable to fund its share of required capital contributions. Among other things, actions by a co-venturer might subject assets owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or to other adverse consequences. This risk is also present when we make investments in securities of other entities. If we do not have full control over a joint venture, the value of our investment will be affected to some extent by a third party that may have different goals and capabilities than ours, and if our joint approval is necessary there is a potential risk of impasse. In any joint venture, we may have the right to buy the other co-venturer’s interest or to sell our own interest on specified terms and conditions in the event of an impasse regarding a sale. In the event of an impasse, it is possible that neither party will have the funds necessary to complete a buy-out. In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest. As a result, it is possible that we may not be able to exit the relationship if an impasse develops. As a result, joint ownership of investments and investments in other entities may adversely affect our returns on investments and results of operations, and, therefore, cash available to pay distributions to stockholders and amounts due on our indebtedness, may be adversely affected.

The current U.S. housing market may adversely affect our operators’ and tenants’ ability to increase or maintain occupancy levels at, and rental income from, our senior housing facilities which may impact the amount of distributions and earnings we receive from our unconsolidated venture that owns senior housing facilities. Our tenants and operators in our senior housing facilities may experience relatively flat or declining occupancy levels in the near-term due to falling home prices, declining incomes, stagnant home sales and other economic factors. Seniors may choose to postpone their plans to move into senior housing facilities rather than sell their homes at a loss, or for a profit below their expectations. Moreover, tightening lending standards have made it more difficult for potential buyers to obtain mortgage financing, all of which have contributed to the declining home sales. Any future rise in interest rates may compound or prolong this problem. In addition, the senior housing segment may continue to experience a decline in occupancy associated with private pay residents choosing to move out of the facilities to be cared for at home by relatives due to the weak economy. A material decline in occupancy levels and revenues may make it more difficult for them to meet scheduled rent payments to us, which could adversely affect our financial condition.

Events which adversely affect the ability of seniors to afford our daily resident fees could cause the occupancy rates, resident fee revenues and results of operations of our senior housing facilities to decline. Costs to seniors associated with certain types of the senior housing properties generally are not reimbursable under government reimbursement programs such as Medicaid and Medicare. Substantially all of the resident fee revenues generated by our facilities will be derived from private payment sources consisting of income or assets of residents or their family members. Only seniors with income or assets meeting or exceeding certain standards can typically afford to pay our daily resident and service fees and, in some cases, entrance fees. Economic downturns such as the one recently experienced in the United States, reductions or declining growth of government entitlement programs, such as social security benefits, or stock market volatility could adversely affect the ability of seniors to afford the fees for our senior housing facilities. If our tenants or managers are unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations for these facilities could decline, which, in turn, could have a material adverse effect on our business and our ability to pay amounts due on our indebtedness.

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

We do not control the management of our properties. In order to maintain our status as a REIT for federal income tax purposes, we may not operate certain types of properties we acquire or participate in the decisions affecting their daily operations except under certain circumstances discussed below. Our success, therefore, will depend on our ability to select qualified and creditworthy tenants and managers who can effectively manage and operate the properties. Our tenants will be responsible for maintenance and other day-to-day management of the properties and, because our revenues will largely be derived from rents, our financial condition will be dependent on the ability of third-party tenants and/or operators to operate the properties successfully. We will attempt to enter into leasing agreements with tenants having substantial prior experience in the operation of the type of property being rented. However, there can be no assurance that we will be able to make such arrangements. Additionally, if we elect to treat property we acquire as a result of a borrower’s default on a loan or a tenant’s default on a lease as “foreclosure property” for federal income tax purposes, we will be required to operate that property through an independent contractor over whom we will not have control. If our tenants or third-party operators are unable to operate the properties successfully or if we select unqualified managers, then such tenants and operators might not be able to pay our rent, or generate sufficient property-level operating income for us, which could adversely affect our financial condition.

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

Potential losses may not be covered by insurance. We maintain, or cause our operators to maintain, insurance including, but not limited to, liability, fire, wind, earthquake, and business income coverage on all of our properties that are not being leased on a triple-net basis under various insurance policies. We select policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, terrorist threats, war or nuclear reaction. Most of our policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. While we carry earthquake insurance properties that are not being leased on a triple-net basis, the amount of our earthquake coverage may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss.

If we set aside insufficient reserves for capital expenditures, we may be required to defer necessary property improvements. If we do not have enough reserves for capital expenditures to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property that may cause the property to suffer from a greater risk of obsolescence, a decline in value and/or a greater risk of decreased cash flow as a result of attracting fewer potential tenants to the property and adversely affecting our tenants’ businesses. If we lack sufficient capital to make necessary capital improvements, then we may not be able to maintain projected rental rates for certain properties, and our results of operations and ability to pay distributions to stockholders and amounts due under our indebtedness may be adversely affected.

We may be required to defer property expansion during the foreclosure period after a tenant’s default. In cases where a tenant has defaulted and we have foreclosed on the leases and engaged a third-party manager to operate the property for a period of time, we are prohibited by tax regulations from conducting any new construction during the foreclosure period to expand these properties. The inability to continue to expand certain of our properties may reduce the competitiveness of such properties, and result in declining revenues and operating income. Our results of operations, and our ability to pay distributions to stockholders and amounts due on our indebtedness, may be adversely affected.

Our failure or the failure of the tenants and managers of our facilities to comply with licensing and certification requirements, the requirements of governmental programs, fraud and abuse regulations or new legislative developments may materially adversely affect the operations of our senior housing properties. The operations of our senior housing properties are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of certain revenue sources until all licensure or certification issues have been resolved. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State laws may require compliance with extensive standards governing operations and agencies administering those laws regularly inspect such facilities and investigate complaints. Failure to comply with all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for health care services at our senior housing properties. Additionally, transfers of operations of certain senior housing properties are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. We may have no direct control over the tenant’s or manager’s ability to meet regulatory requirements and failure to comply with these laws, regulations and requirements may materially adversely affect the operations of these properties.

Cost control and other health care reform measures may reduce reimbursement revenue available to certain of our senior housing properties. The health care industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs and the vertical and horizontal consolidation of health care providers. The pressure to control health care costs has intensified in recent years as a result of the national health care reform debate and has continued as Congress attempts to slow the rate of growth of federal health care expenditures as part of its effort to balance the federal budget. Similar debates are ongoing at the state level in many states. These trends are likely to lead to reduced or slower growth in reimbursement for services provided at some of our senior housing properties and could therefore result in reduced profitability of such properties, adversely affecting our rental income or results from investments in such properties, which may adversely affect our ability to pay distributions to stockholders and amounts due on our indebtedness.

The U.S. health care environment is changing in many ways, which may not be favorable to those of our senior housing properties offering health care services, as a result of recent federal health care legislation. Health care, including the long-term care and assisted living sectors, remains a dynamic, evolving industry. On March 23, 2010, the Patient Protection and Affordable Care Act of 2010 was enacted and on March 30, 2010, the Health Care and Education Reconciliation Act was enacted, which in part modified the Patient Protection and Affordable Care Act, referred to collectively as the Health Care Reform Acts. Among other things, the Health Care Reform Acts serve as the primary vehicle for comprehensive health care reform in the United States. The Health Care Reform Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which health care is organized, delivered and reimbursed. The legislation will become effective in a phased approach, beginning in 2010 and concluding in 2018. At this time, the effects of the legislation and its impact on our business are not yet known. Our business could be materially and adversely affected by the two Acts and further governmental initiatives undertaken pursuant to the Health Care Reform Acts.

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

Increased competition for customers may reduce the ability of certain of our operators to make scheduled rent payments to us. The types of properties in which we invest are expected to face competition for customers from other similar properties, both locally and nationally. For example, competing golf courses may be located near the golf courses we own or acquire. Similarly, marinas we acquire will compete in each market with other marinas, some of which may have greater resources than our marinas, for a limited number of boaters seeking boat rental slips. Any decrease in revenues due to such competition at any of our properties may adversely affect our operators’ ability to make scheduled rent payments to us, which may affect our results of operations and our ability to pay amounts due on our indebtedness, including the notes.

We will have no economic interest in the land beneath ground lease properties we have and will acquire in the future. A significant number of the properties that we have acquired are on land owned by a governmental entity or other third party, while we own a leasehold, permit, or similar interest. This means that while we have a right to use the property, we do not retain fee ownership in the underlying land. Accordingly, with respect to such properties, we will have no economic interest in the land or buildings at the expiration of the ground lease or permit. As a result, although we will share in the income stream derived from the lease or permit, we will not share in any increase in value of the land associated with the underlying property. Further, because we do not completely control the underlying land, the governmental or other third party owners that lease this land to us could take certain actions to disrupt our rights in the properties or our tenants’ operation of the properties or take the properties in an eminent domain proceeding. While we do not think such interruption is likely, such events are beyond our control. If the entity owning the land under one of our properties chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our results of operations and ability to pay amounts due on our indebtedness, including the notes, could be adversely affected.

Marinas, ski resorts, golf courses and other types of properties in which we may invest may not be readily adaptable to other uses. Ski resorts and related properties, marinas, golf courses and other types of properties in which we may invest are specific-use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors, such as our ski properties, become unprofitable for our tenant or operator due to industry competition, a general deterioration of the applicable industry or otherwise, such that the tenant becomes unable to meet its obligations under its lease, then we may have great difficulty re-leasing the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses. Should any of these events occur, our income and cash available to pay our indebtedness, including the notes, and the value of our property portfolio, could be reduced.

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

We may not control our joint ventures. Our independent directors must approve all joint venture or general partnership arrangements. Subject to that approval, we may enter into a joint venture with an unaffiliated party to purchase a property or to make loans or other permitted investments, and the joint venture or general partnership agreement relating to that joint venture or partnership may provide that we will share with the unaffiliated party management control of the joint venture. For instance, with respect to the commercial retail property we own with Intrawest Corporation at five ski resorts, the Dallas Market Center and our joint ventures with Sunrise Senior Living, Inc., our venture partners share approval rights on many major decisions. Those venture partners may have differing interests from ours and the power to direct the joint venture or partnership on certain matters in a manner with which we do not agree. In the event the joint venture or general partnership agreement provides that we will have sole management control of the joint venture, the agreement may be ineffective as to a third party who has no notice of the agreement, and we may therefore be unable to control fully the activities of the joint venture. Should we enter into a joint venture with another program sponsored by an affiliate, we do not anticipate that we will have sole management control of the joint venture. In addition, when we invest in properties, loans or other permitted investments indirectly through the acquisition of interests in entities that own such properties, loans or other permitted investments, we may not be able to control the management of such assets.

Our properties may be subject to environmental liabilities that could significantly impact our return from the properties and the success of our ventures. Operations at certain of the properties we have acquired or may acquire in the future, or which are used to collateralize loans we have made or may make, may involve the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as herbicides, pesticides, fertilizers, motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels, and sewage. Accordingly, the operations of certain properties we acquire will be subject to regulation by federal, state, and local authorities establishing health and environmental quality standards. In addition, certain of our properties may maintain and operate underground storage tanks, or USTs, for the storage of various petroleum products. USTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of USTs and the remediation of contaminated soils and groundwater resulting from leaking USTs.

As an owner of real estate, various federal and state environmental laws and regulations may require us to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum products located on, in or emanating from our properties. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the release of hazardous substances. Asbestos-containing building materials are subject to management and maintenance requirements under environmental laws, and owners and operators may be subject to penalty for noncompliance. Environmental laws may allow suits by third parties for recovery from owners or operators for personal injury related to exposure to asbestos-containing building materials.

We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Other environmental laws impose liability on a previous owner of property to the extent hazardous or toxic substances were present during the prior ownership period. A transfer of the property may not relieve an owner of such liability; therefore, we may have liability with respect to properties that we or our predecessors sold in the past.

The presence of contamination or the failure to remediate contamination at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. Some of our tenants routinely handle hazardous substances and wastes at our properties. Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities or from previous activities at the properties. Environmental liabilities could also affect the ability of our tenants to meet their obligations to pay us for leasing the properties. While our leases are expected to provide that the tenant is solely responsible for any environmental hazards created during the term of the lease, we or an operator of a site may be liable to third parties for damages and injuries resulting from environmental contamination coming from the site.

All of our properties have been or will be acquired subject to satisfactory Phase I environmental assessments, which assessments generally involve the inspection of site conditions without invasive testing such as sampling or analysis of soil, groundwater or other conditions, or satisfactory Phase II environmental assessments, which generally involve the testing of soil, groundwater or other conditions. Our Board of Directors and our Advisor may determine that we will acquire a property in which a Phase I or Phase II environmental assessment indicates that a problem exists and has not been resolved at the time the property is acquired, provided, however, that if it is a material problem: (i) the seller has (a) agreed in writing to indemnify us and/or (b) established an escrow fund with cash equal to a predetermined amount greater than the estimated costs to remediate the problem; or (ii) we have negotiated other comparable arrangements, including, but not limited to, a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs. Further, we cannot be sure that all environmental liabilities associated with the properties that we may acquire from time to time will have been identified or that no prior owner, operator or current occupant will have created an environmental condition not known to us. Moreover, we cannot be sure that: (i) future laws, ordinances or regulations will not impose any material environmental liability on us; (ii) that the assessment failed to reveal material adverse environmental conditions, liabilities, or compliance concerns, or (iii) the environmental condition of the properties that we may acquire from time to time will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of USTs), or by third parties unrelated to us. Environmental liabilities that we may incur could have an adverse effect on our financial condition, results of operations or our ability to pay distributions to stockholders and amounts due on our indebtedness. In addition to the risks associated with potential environmental liabilities discussed above, compliance with environmental laws and regulations that govern our properties may require expenditures and modifications of development plans and operations that could have a detrimental effect on the operations of the properties and our financial condition, results of operations and ability to pay distributions to stockholders and amounts due on our indebtedness. There can be no assurance that the application of environmental laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property we may acquire.

Mold or other indoor air quality issues may exist or arise in the future at our properties, and they could result in our being liable for adverse health effects and remediation costs. Excessive moisture accumulation in our buildings or on our building materials may trigger mold growth, and the problem may be exacerbated if the moisture is either undiscovered or not addressed immediately. Mold may emit airborne toxins or irritants. Inadequate ventilation, chemical contamination, and other biological contaminants (including pollen, viruses and bacteria) can also impair indoor air quality. Impaired indoor air quality may cause a variety of adverse health effects such as allergic reactions. If mold or other airborne contaminants exist or appear at our properties, we may have to undertake a costly remediation program to contain or remove the contaminants or increase indoor ventilation. If indoor air quality were impaired, we could be liable to our tenants, their employees or others for property damage or personal injury.

Climate change regulations could impact our operations. The U.S. House of Representatives approved in 2009 comprehensive clean energy and climate change legislation intended to cut greenhouse gas (“GHG”), emissions, which included a cap-and-trade program for GHG emissions. The U.S. Senate did not pass similar legislation during 2009 or 2010, and following Congressional elections in November 2010, the likelihood that Congress will pass in 2011 any climate change legislation that would include a cap-and-trade program, or any similar type program, for GHG emissions has diminished. Action to reduce GHG emissions likely will be focused on regulatory agencies, primarily the U.S. Environmental Protection Agency, or EPA, and state actions. The EPA has been moving to regulate GHG emissions from automobiles and large stationary sources, including electricity producers, using its authority under the Clean Air Act. Some of those regulations have been finalized and currently are being challenged. States have also taken actions to regulate GHG emissions. For example, California enacted AB 32, the Global Warming Solutions Act of 2006, establishing the first statewide program in the United States to limit GHG, emissions and impose penalties for non-compliance. The California Air Resources Board, or CARB, has taken, and plans to take, various actions to implement AB 32, including approving in December 2010 a GHG cap-and-trade program, which is scheduled to take effect in 2012. The Western Climate Initiative, which currently includes seven states and four Canadian provinces, has developed GHG reduction strategies, among them a GHG cap-and-trade program. The physical effects of climate change and any additional taxation or regulation of GHGs, including as a result of (i) new legislation that Congress may pass, (ii) the regulations that the U.S. EPA has proposed or finalized, or (iii) regulations under legislation that states have passed or may pass could significantly increase the costs of our operations and impact the demand for our properties.

Legislation and government regulation may adversely affect the development and operations of properties we may acquire. In addition to being subject to environmental laws and regulations, certain of the development plans and operations conducted or to be conducted on properties we have acquired and may acquire in the future require permits, licenses and approvals from certain federal, state and local authorities. For example, ski resort operations often require federal permits from the U.S. Forest Service to use forests as ski slopes. Material permits, licenses or approvals may be terminated, not renewed or renewed on terms or interpreted in ways that are materially less favorable to the properties we purchase. Furthermore, laws and regulations that we or our operators are subject to may change in ways that are difficult to predict. There can be no assurance that the application of laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on any property we may acquire, the operations of such property and the amount of rent we receive from the tenant of such property.

Governmental regulation with respect to water use by ski resorts and golf courses could negatively impact ski resorts and golf courses we acquire. The rights of ski resorts, golf courses and related properties that we have acquired or may acquire in the future to use various water sources on or about their properties may also be subject to significant restrictions or the rights of other riparian users and the public generally. Certain ski resorts, golf courses and related properties we have acquired or may acquire in the future and the municipalities in which they are located may be dependent upon a single source of water, which sources could be historically low or inconsistent. Such a problem with water may lead to disputes and litigation over, and restrictions placed on, water use. Disputes and litigation over water use could damage the reputation of ski resorts, golf courses and related properties we have acquired or may acquire in the future and could be expensive to defend, and together with restrictions placed on water use, could have a material adverse effect on the business and operating results of our ski resorts, golf courses and related properties.

Governmental regulation of marinas with respect to dredging or damming could negatively impact marinas we acquire. Marinas that we have acquired or may acquire in the future must be dredged from time to time to remove the silt and mud that collect in harbor areas as a result of, among other factors, heavy boat traffic, tidal flow, water flow and storm runoff. Dredging and disposing of the dredged material can be very costly and may require permits from various governmental authorities. In addition, the Army Corps of Engineers often has the authority to dam rivers and lakes, which can negatively affect our marinas. If we or our marina tenants or operators engaged by our marina tenants cannot timely obtain the permits necessary to dredge marinas or dispose of the dredged material, if dredging is not practical or is exceedingly expensive, or damming drops water levels, the operations of the marina could be materially and adversely affected, which could have a negative impact on our financial condition and our ability to pay amounts due on our indebtedness, including the notes.

Uninsured losses or losses in excess of insured limits could result in the loss or substantial impairment of one or more of our investments. The nature of the activities at certain of our properties will expose us and our operators to potential liability for personal injuries and, with respect to certain types of properties such as marinas, property damage claims. For instance, marina business activities are customarily subject to various hazards, including gasoline or other fuel spills, fires, drownings and other water-related accidents, boat storage rack collapses and other dangers relatively common in the marina industry. We will maintain, and require our tenants and operators as well as mortgagors to whom we have loaned money to maintain, insurance with respect to each of our properties that tenants lease or operate and each property securing a mortgage that we hold, including comprehensive liability, fire, flood and extended coverage insurance. There are, however, certain types of losses (such as from hurricanes, floods, earthquakes or terrorist attacks) that may be either uninsurable or not economically feasible to insure. Furthermore, an insurance provider could elect to deny or limit coverage under a claim. Should an uninsured loss or loss in excess of insured limits occur, we could lose all or a portion of our anticipated revenue stream from the affected property, as well as all or a portion of our invested capital. Accordingly, if we, as landlord, incur any liability which is not fully covered by insurance, we would be liable for the uninsured amounts, cash available for the payment of our indebtedness, including the notes, may be reduced and the value of our assets may decrease significantly. In the case of an insurance loss, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Portfolio acquisitions are more difficult to complete than single asset acquisitions. Sellers may require that a group of assets be purchased as a package, even though one or more of the assets in the portfolio does not meet our investment criteria. In such cases, we may attempt to make a joint bid with another buyer, or we may purchase the portfolio of assets with the intent to subsequently dispose of those assets which do not meet our investment criteria. In the case of joint bids, however, it is possible that the other buyer may default in its obligations, which increases the risk that the acquisition will not close, with the adverse consequences described above. In cases where we intend to dispose of assets that we do not wish to own, we cannot assure you that we will be able to sell or exchange such asset or assets in a timely manner or on terms beneficial or satisfactory to us.

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

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments. When we acquire a property by foreclosure following defaults under our mortgage, bridge or mezzanine loans, we have the economic and liability risks as the owner of such property. This additional liability could adversely impact our returns on mortgage investments.

Our loans will be subject to interest rate fluctuations. If we invest in fixed-rate, long-term loans and interest rates rise, the loans will yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid, because we will not be able to make new loans at the previously higher interest rate.

Lack of principal amortization of loans increases the risk of borrower default at maturity and delays in liquidating defaulted loans could reduce our investment returns and our cash available for distributions and payment of our indebtedness. Certain of the loans that we have made do not require the amortization of principal during their term. As a result, a substantial amount of, or the entire principal balance of, such loans will be due in one balloon payment upon maturity. Failure to amortize the principal balance of loans may increase the risk of a default during the term, and at maturity, of loans. In addition, certain of our loans have or may have a portion of the interest accrued and payable upon maturity. We may not receive any of that accrued interest if our borrower defaults. A default under loans could have a material adverse effect on our ability to pay amounts due on our indebtedness, including the exchange notes. Further, if there are defaults under our loans, we may not be able to repossess and sell the underlying properties or other security quickly. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a mortgaged property securing a loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due on our loan. Any failure or delay by a borrower in making scheduled payments to us may adversely affect our ability to pay distributions to stockholders and amounts due on our indebtedness.

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

Financing Related Risks

Anticipated borrowing creates risks. We have borrowed and will continue to borrow money to acquire assets, to preserve our status as a REIT or for other corporate purposes. We generally mortgage or put a lien on one or more of our assets in connection with any borrowing. We intend to maintain one or more revolving lines of credit of up to $150 million to provide financing for the acquisition of assets, although our Board of Directors could determine to borrow a greater amount. We may repay the line of credit using equity offering proceeds, including proceeds from our stock offering, proceeds from the sale of assets, working capital or long-term financing. We also have obtained, and intend to continue to obtain, long-term financing. We may not borrow more than 300% of the value of our net assets without the approval of a majority of our independent directors and the borrowing must be disclosed and explained to our stockholders in our first quarterly report after such approval. Borrowing may be risky if the cash flow from our properties and other permitted investments is insufficient to meet our debt obligations. In addition, our lenders may seek to impose restrictions on future borrowings, distributions to stockholders and operating policies, including with respect to capital expenditures and asset dispositions. If we mortgage assets or pledge equity as collateral and we cannot meet our debt obligations, then the lender could take the collateral, and we would lose the asset or equity and the income we were deriving from the asset.

Existing debt agreements and future debt agreements may contain restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders and from making other types of payments and investments. When providing financing, a lender may impose restrictions on us that affect our distributions, operating policies, ability to incur additional debt and our ability to pay distributions to stockholders. Loan documents we enter into may also contain covenants that limit our ability to further mortgage a property or affect other operational policies. Such limitations would hamper our flexibility and may impair our ability to achieve our operating plans.

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

Currently, the market for credit facilities is very challenging and many lenders are actively seeking to reduce their balances outstanding by lowering advance rates on financed assets and increasing borrowing costs, to the extent such facilities continue to be available. Our current line of credit is subject to various requirements and financial covenants. In the event we are unable to maintain or extend existing and/or secure new lines of credit or collateralized financing on favorable terms, our ability to make new investments and improvements in existing properties as well as our ability to pay amounts due on our indebtedness, may be significantly impacted.

Defaults on our borrowings may adversely affect our financial condition and results of operations. Defaults on loans collateralized by a property we own may result in foreclosure actions and our loss of the property or properties securing the loan that is in default. Such legal actions are expensive. For tax purposes, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt collateralized by the property. If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable income on the foreclosure and all or a portion of such taxable income may be subject to tax and/or required to be distributed to our stockholders in order for us to qualify as a REIT. In such case, we would not receive any cash proceeds to enable us to pay such tax or make such distributions. If any mortgages contain cross collateralization or cross default provisions, more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our financial condition, results of operations and our ability to pay distributions to stockholders and amounts due on our indebtedness may be adversely affected.

Financing arrangements involving balloon payment obligations may adversely affect our ability to make distributions. Some of our fixed-term financing arrangements may require us to make balloon payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or sell a particular property. At the time the balloon payment is due, we may not be able to raise equity or refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. These refinancing or property sales could negatively impact the rate of return to stockholders and the timing of disposition of our assets. In addition, payments of principal and interest may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to stockholders. We may borrow money that bears interest at a variable rate, and from time to time, we may incur mortgage loans or refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to pay amounts due on our indebtedness.

We may acquire various financial instruments for purposes of hedging or reducing our risks which may be costly and/or ineffective and will reduce our cash available for distribution to our stockholders. Use of derivative instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in the hedging transaction becoming worthless or a speculative hedge. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the asset being hedged. Use of hedging activities generally may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay amounts due on our indebtedness.

We may borrow money to make cash distributions and distributions may not come from funds from operations which may have negative tax implications and a negative effect on the value of your shares under certain conditions. In the past, we have borrowed from affiliates and other persons to make cash distributions, and in the future we may continue to borrow money as we consider necessary or advisable to meet our distribution requirements. Our distributions have exceeded our funds from operations in the past and may do so in the future. In the event that we make distributions in excess of our earnings and profits, such distributions could constitute a return of capital for federal income tax and accounting purposes. Furthermore, in the event that we are unable to fund future distributions from our funds from operations, the value of your shares upon the possible Listing of our stock, the sale of our assets or any other liquidity event may be negatively affected.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes. Our substantial level of indebtedness could have other important consequences and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•

make it more difficult for us to satisfy our financial obligations under our senior notes, our other indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

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

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to make payments with respect to our senior notes and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our Company and industry, many of which are beyond our control. In addition, the indenture contains financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

The indenture governing our senior notes imposes significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business. The indenture governing our senior notes contains covenants that restrict our and our restricted subsidiaries’ ability to take various actions, such as:

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

Tax Related Risks

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes. We believe that we have been organized and have operated, and intend to continue to be organized and to operate, in a manner that will enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2004. A REIT generally must distribute to its stockholders at least 90% of its taxable income each year, excluding net capital gains, and will be subject to regular corporate income taxes to the extent that it distributes less than 90% of its taxable income each year and meets other compliance requirements. We have not requested, and do not plan to request, a ruling from the IRS, that we qualify as a REIT. Based upon representations made by our officers with respect to certain factual matters, and upon counsel’s assumption that we have operated and will continue to operate in the manner described in the representations and in our prospectus relating to our common stock offerings, our tax counsel, Arnold & Porter LLP, has rendered an opinion that we were organized and have operated in conformity with the requirements for qualification as a REIT and that our proposed method of operation will enable us to continue to meet the requirements for qualification as a REIT. Our continued qualification as a REIT will depend on our continuing ability to meet highly technical and complex requirements concerning, among other things, the ownership of our outstanding shares of common stock, the nature of our assets, the sources of our income, the amount of our distributions to stockholders and the filing of TRS elections. No assurance can be given that we qualify or will continue to qualify as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT.

If we fail to qualify as a REIT, we would be subject to additional federal income tax at regular corporate rates. If we fail to qualify as a REIT, we may be subject to additional federal income and alternative minimum taxes. Unless we are entitled to relief under specific statutory provisions, we also could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. Therefore, if we fail to qualify as a REIT, the funds available to pay distributions to stockholders and amounts due under our indebtedness, may be reduced substantially for each of the years involved.

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

Excessive non-real estate asset values may jeopardize our REIT status. In order to qualify as a REIT, among other requirements, at least 75% of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents and government securities. Accordingly, the value of any other property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate not more than 25% of our total assets. In addition, under federal income tax law, we may not own securities in, or make loans to, any one company (other than a REIT, a qualified REIT subsidiary or a TRS) which represent in excess of 10% of the voting securities or 10% of the value of all securities of that company or which have, in the aggregate, a value in excess of 5% of our total assets, and we may not own securities of one or more TRSs which have, in the aggregate, a value in excess of 25% of our total assets.

The 25%, 10% and 5% REIT qualification tests are determined at the end of each calendar quarter. If we fail to meet any such test at the end of any calendar quarter, and such failure is not remedied within 30 days after the close of such quarter, we will cease to qualify as a REIT, unless certain requirements are satisfied.

Despite our REIT status, we remain subject to various taxes which would reduce operating cash flow if and to the extent certain liabilities are incurred. Even if we qualify as a REIT, we are subject to some federal, state and local taxes on our income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed REIT taxable income; (ii) “alternative minimum tax” on our items of tax preference; (iii) certain state income taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions;” (v) tax on gains from the sale of certain “foreclosure property;” (vi) tax on gains of sale of certain “built-in gain” properties; and (vii) certain taxes and penalties if we fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain our status as a REIT. Foreclosure property includes property with respect to which we acquire ownership by reason of a borrower’s default on a loan or possession by reason of a tenant’s default on a lease. We may elect to treat certain qualifying property as “foreclosure property,” in which case, the income from such property will be treated as qualifying income under the 75% and 95% gross income tests for three years following such acquisition. To qualify for such treatment, we must satisfy additional requirements, including that we operate the property through an independent contractor after a short grace period. We will be subject to tax on our net income from foreclosure property. Such net income generally means the excess of any gain from the sale or other disposition of foreclosure property and income derived from foreclosure property that otherwise does not qualify for the 75% gross income test, over the allowable deductions that relate to the production of such income.

We may be required to pay a penalty tax upon the sale of a property. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. Under the safe harbor rules a REIT, among other things, is required to hold the property for two years before it may be sold. We intend that we and our subsidiaries will hold the interests in our properties for investment with a view to long-term appreciation, to engage in the business of acquiring and owning properties, and to make occasional sales as are consistent with our investment objectives. We do not intend to engage in prohibited transactions. We cannot assure you, however, that we will make no more than seven sales within a year to satisfy the requirements of the safe harbor or that the IRS will not successfully assert that one or more of such sales are prohibited transactions.

The lease of qualified lodging and qualified health care properties to a TRS are subject to special requirements. We lease certain qualified lodging and qualified health care properties we acquire from operators to a TRS (or a limited liability company of which the TRS is a member), which lessee will contract with such operators (or a related party) to manage and operate the lodging or health care operations at these properties. The rents from this TRS lessee structure will be treated as qualifying rents from real property if among other things, (i) they are paid pursuant to an arms-length lease of a qualified lodging or qualified health care property with a TRS and (ii) the operator qualifies as an eligible independent contractor. If any of these conditions are not satisfied, then the rents will not be qualifying rents for purposes of the 75% and 95% gross income tests for REIT qualification.

Our ownership of TRS is limited, and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s length terms. A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on “redetermined rent” or “redetermined deductions” to the extent rent paid by a TRS exceeds an arm’s-length amount.

Our TRSs will pay U.S. federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed. We anticipate that the aggregate value of the stock and securities of our TRSs will be less than 25% of the value of our total assets (including the stock and securities of our TRSs). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above. While we believe our leases have customary terms and reflect normal business practices and that the rents paid thereto reflect market terms, there can be no assurance that the IRS will agree.

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

Although we have adopted a redemption plan, we have discretion not to redeem your shares, to suspend the plan and to cease redemptions. Our redemption plan includes restrictions that limit a stockholders’ ability to have their shares redeemed. Our stockholders must hold their shares for at least one year before presenting for our consideration all or any portion equal to at least 25% of such shares to us for redemption, except for redemption sought upon death, qualifying disability, bankruptcy or unforeseeable emergency of a stockholder. We limit the number of shares redeemed pursuant to the redemption plan as follows: (i) at no time during any 12-month period, may we redeem more than 5% of the weighted-average shares of our common stock at the beginning of such 12-month period and (ii) during each quarter, redemptions will be limited to an amount determined by our board. The redemption plan has many limitations and you should not rely upon it as a method of selling shares promptly at a desired price. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” – “Redemption of Shares” for additional information.

The liquidation of our assets may be delayed. If our shares are not listed on a national securities exchange or quoted on the NASDAQ Stock Market on or before December 31, 2015, absent an affirmative vote of our stockholders to extend the date, we are obligated under our articles of incorporation to sell our assets and distribute the net sales proceeds to our stockholders or merge with another entity in a transaction that provides our stockholders with cash or securities of a publicly traded company. In such instances, we will engage only in activities related to our orderly liquidation or merger unless stockholders owning a majority of our shares of common stock elect to extend our duration by amendment of our articles of incorporation. Neither our advisor nor our Board of Directors may be able to control the timing of the sale of our assets or completion of a merger, and we cannot assure you that we will be able to sell our assets or merge with another company so as to return our stockholders’ aggregate invested capital, generate a profit for the stockholders or fully satisfy our debt obligations. Because we will use a portion of the offering proceeds to pay expenses and fees and the full offering price is not invested in properties, loans or other permitted investments, we will only return all of our stockholders’ invested capital if we sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets. If we take a purchase money obligation in partial payment of the sales price of a property, we may realize the proceeds of the sale over a period of years.

Risks Related to Conflicts of Interest and Our Relationships with Our Advisor and Its Affiliates

There may be conflicts of interest because of interlocking boards of directors with affiliated companies. James M. Seneff, Jr. and Robert A. Bourne serve as our chairman and vice chairman, respectively, and as directors of our board and concurrently serve as directors for CNL Healthcare Trust, Inc. Mr. Seneff also currently serves as chairman and a director for Global Growth Trust, Inc. and for Global Income Trust, Inc. Our independent directors also are independent directors of CNL Healthcare Trust, Inc., an affiliate of our sponsor. These directors may experience conflicts of interest in managing us because they also have management responsibilities for these affiliated entities, which invest in and may invest in properties in the same markets as our properties.

There will be competing demands on our officers and directors and they may not devote all of their attention to us which could have a material adverse effect on our business and financial condition. Two of our directors, James M. Seneff, Jr. and Robert A. Bourne are also officers and directors of our advisor and other affiliated entities and may experience conflicts of interest in managing us because they also have management responsibilities for other companies including companies that may invest in some of the same types of assets in which we may invest. In addition, substantially all of the other companies that they work for are affiliates of us and/or our advisor. For these reasons, all of these individuals will share their management time and services among those companies and us, and will not devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

In addition, Thomas K. Sittema, our chief executive officer, Stephen H. Mauldin, our president and chief operating officer, Joseph T. Johnson, our chief financial officer, and our other officers serve as officers of, and devote time to, CNL Healthcare Trust, Inc., an affiliate of our advisor with similar investment objectives and which owns assets in several of the asset classes in which we invest, and may serve as officers of, and devote time to, other companies which may be affiliated with us in the future. These officers may experience conflicts of interest in managing us because they also have management responsibilities for CNL Healthcare Trust, Inc. For these reasons, these officers will share their management time and services between CNL Healthcare Trust, Inc. and us, and will not devote all of their attention to us and could take actions that are more favorable to CNL Healthcare Trust, Inc. than to us.

Other real estate investment programs sponsored by CNL use investment strategies that are similar to ours. Our advisor and its affiliates, and their and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor. One or more real estate investment programs sponsored by CNL may be seeking to invest in properties and other real estate-related investments similar to the assets we are seeking to acquire. CNL has three other public active real estate investment programs which may make investments similar to ours. All of these programs invest in commercial properties. As a result, we may be buying properties and other real estate-related investments at the same time as other programs sponsored by CNL and managed by the executive officers of our advisor or its affiliates are also buying properties and other real estate-related investments. We cannot assure you that properties we want to acquire will be allocated to us in this situation. CNL is not required to allocate each prospective investment to our advisor for review. Our advisor may choose a property that provides lower returns to us than a property allocated to another program sponsored by CNL. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL own properties. If one of such other programs sponsored by CNL attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Our advisor and its affiliates, including all of our executive officers and our affiliated directors, will face conflicts of interest as a result of their compensation arrangements with us, which could result in actions that are not in the best interest of our stockholders. We pay our advisor and its affiliates substantial fees. These fees could influence their advice to us, as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates;

•	property sales, which may entitle our advisor to real estate commissions;

•	property acquisitions from third parties, which entitle our advisor to an investment services fee;

•

borrowings to acquire assets, which increase the investment services fees and asset management fees payable to our advisor and which entitle our advisor or its affiliates to receive other acquisition fees in connection with assisting in obtaining financing for assets if approved by our Board of Directors, including a majority of our independent directors;

•

whether we seek to internalize our management functions, which could result in our retaining some of our advisor’s and its affiliates’ key officers for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our advisor to purchase the assets and operations of our advisor and its affiliates performing services for us;

•	the Listing of, or other liquidity event with respect to, our shares, which may entitle our advisor to a subordinated incentive fee;

•	a sale of assets, which may entitle our advisor to a subordinated share of net sales proceeds; and

•	whether and when we seek to sell our operating partnership or its assets, which sale could entitle our advisor to additional fees.

The fees our advisor receives in connection with transactions involving the purchase and management of our assets are not necessarily based on the quality of the investment or the quality of the services rendered to us. The basis upon which fees are calculated may influence our advisor to recommend riskier transactions to us.

None of the agreements with our advisor, or any others affiliates were negotiated at arm’s length. Agreements with our advisor, and its affiliates may contain terms that are not in our best interest and would not otherwise apply if we entered into agreements negotiated at arm’s length with third parties.

If we internalize our management functions, your interest in us could be diluted, we could incur other significant costs associated with being self-managed, we may not be able to retain or replace key personnel and we may have increased exposure to litigation as a result of internalizing our management functions. We may internalize management functions provided by our advisor, and its affiliates. Our Board of Directors may decide in the future to acquire assets and personnel from our advisor or its affiliates for consideration that would be negotiated at that time. There can be no assurances that we will be successful in retaining our advisor’s key personnel in the event of an internalization transaction. In the event we were to acquire our advisor, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could reduce the percentage of our shares owned by persons who purchase shares in this offering and could reduce the net income per share and funds from operations per share attributable to your investment.

In addition, we may issue equity awards to officers and consultants, which awards would decrease net income and funds from operations. We cannot reasonably estimate the amount of fees to our advisor and other affiliates we would save, and the costs we would incur, if we acquired these entities. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor and other affiliates, our net income per share and funds from operations per share would be lower than they otherwise would have been had we not acquired these entities.

Additionally, if we internalize our management functions, we could have difficulty integrating these functions. Currently, the officers of our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and divert our management’s attention from effectively managing our properties and overseeing other real estate-related assets.

In recent years, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce the amount of funds available for investment by us in properties or other investments.

We will not be in privity of contract with service providers that may be engaged by our advisor to perform advisory services and they may be insulated from liabilities to us, and our advisor may have minimal assets with which to remedy any liabilities to us. Our advisor subcontracts with affiliated and unaffiliated service providers for the performance of substantially all or a portion of its advisory services. In the event our advisor elects to subcontract with any service provider, our advisor will enter into an agreement with such service provider and we will not be a party to such agreement. As a result, we will not be in privity of contract with any such service provider and, therefore, such service provider will have no direct duties, obligations or liabilities to us. In addition, we will have no right to any indemnification to which our advisor may be entitled under any agreement with a service provider. The service providers our advisor may subcontract with may be insulated from liabilities to us for services they perform, but may have certain liabilities to our advisor. Our advisor may have minimal assets with which to remedy any liabilities to us resulting under the advisory agreement.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of December 31, 2011, through various wholly-owned limited partnerships and limited liability companies, we had invested in 171 real estate investment properties. The following tables set forth details about our property holdings by asset class beginning with wholly-owned properties followed by properties owned through joint venture arrangements (in thousands):

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2011	Initial Purchase Price	Date Acquired
Ski and Mountain Lifestyle
Brighton Ski Resort—(1) Brighton, Utah	1,050 skiable acres, seven chairlifts; permit and fee interests	Boyne	$14,740	$35,000	1/8/07

Crested Butte Mountain Resort— Mt. Crested Butte, Colorado	1,167 skiable acres, 16 chairlifts; permit and leasehold interests	Triple Peaks	$13,109	$41,000	12/5/08

Cypress Mountain— Vancouver, BC, Canada	358 skiable acres, five chairlifts; permit and interests	Boyne	$18,584	$27,500	5/30/06

Gatlinburg Sky Lift— (1) Gatlinburg, Tennessee	Scenic chairlift; leasehold interest	Boyne	$—	$19,940	12/22/05

Jiminy Peak Mountain Resort— Hancock, Massachusetts	800 skiable acres, eight chairlifts; fee interest	FO Ski Resorts, LLC	$9,376	$27,000	1/27/09

Loon Mountain Resort—(1) Lincoln, New Hampshire	275 skiable acres, ten chairlifts; leasehold, permit and fee interests	Boyne	$12,068	$15,539	1/19/07

Mount Sunapee Mountain Resort— Newbury, New Hampshire	230 skiable acres, ten chairlifts leasehold interest	Triple Peaks	$6,075	$19,000	12/5/08

Mountain High Resort— Wrightwood, California	290 skiable acres, 59 trails, 16 chairlifts; permit interest	Mountain High Resorts Associates, LLC	$17,250	$45,000	6/29/07

Northstar-at-Tahoe Resort—(1) Lake Tahoe, California	2,480 skiable acres, 16 chairlifts; permit and fee interests	Trimont Land Company	$39,091	$80,097	1/19/07

Okemo Mountain Resort— Ludlow, Vermont	624 skiable acres, 19 chairlifts; leasehold interest	Triple Peaks	$32,816	$72,000	12/5/08

Sierra-at-Tahoe Resort—(1) South Lake Tahoe, California	1,680 skiable acres, 12 chairlifts; permit and fee interest	Booth	$17,956	$39,898	1/19/07

Sugarloaf Mountain Resort— Carrabassett Valley, Maine	525 skiable acres, 15 chairlifts; fee and leasehold interest	Boyne	$—	$26,000	8/7/07

Summit-at-Snoqualmie Resort—(1) Snoqualmie Pass, Washington	1,697 skiable acres, 26 chairlifts; permit and fee interest	Boyne	$12,068	$34,466	1/19/07

Stevens Pass— King County, Washington	1,125 skiable acres, 10 chairlifts; fee interest and special use permit	Mountain High Resort Associates, LLC	$—	$20,475	11/17/11

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2011	Initial Purchase Price	Date Acquired
Ski and Mountain Lifestyle (Continued)
Sunday River Resort— Newry, Maine	668 skiable acres, 18 chairlifts; leasehold, permit and fee interest	Boyne	$—	$50,500	8/7/07

The Village at Northstar—(1) Lake Tahoe, California	79,898 leasable square feet	Trimont Land Company	$—	$36,100	11/15/07

		Total	$193,133	$589,515

Golf
Ancala Country Club—(1) Scottsdale, Arizona	18-hole private course	EAGLE	$5,278	$14,107	11/30/07

Arrowhead Country Club—(1) Glendale, Arizona	18-hole private course	EAGLE	$6,528	$17,357	11/30/07

Arrowhead Golf Club—(1) Littleton, Colorado	18-hole public course	EAGLE	$7,225	$15,783	11/30/07

Bear Creek Golf Club—(1) Dallas, Texas	36-hole public course; leasehold interest	Billy Casper Golf	$—	$11,100	9/8/06

Canyon Springs Golf Club—(1) San Antonio, Texas	18-hole public course	EAGLE	$—	$13,010	11/16/06

Clear Creek Golf Club—(1) Houston, Texas	18-hole public course; concession interest	EAGLE	$—	$1,888	1/11/07

Continental Golf Course—(1) Scottsdale, Arizona	18-hole public course	EAGLE	$2,778	$6,419	11/30/07

Cowboys Golf Club—(1) Grapevine, Texas	18-hole public course; leasehold interest	EAGLE	$—	$25,000	12/26/06

David L. Baker Golf Course—(2) Fountain Valley, California	18-hole public course; concession interest	EAGLE	$—	$9,492	4/17/08

Deer Creek Golf Club—(1) Overland Park, Kansas	18-hole public course	EAGLE	$3,404	$8,934	11/30/07

Desert Lakes Golf Club—(1) (3) Bullhead City, Arizona	18-hole public course	EAGLE	$—	$2,637	11/30/07

Eagle Brook Country Club—(1) Geneva, Illinois	18-hole private course	EAGLE	$6,384	$16,253	11/30/07

Forest Park Golf Course— St. Louis, Missouri	27-hole public course; leasehold interest	EAGLE	$—	$13,372	12/19/07

Fox Meadow Country Club—(1) Medina, Ohio	18-hole private course	EAGLE	$—	$9,400	12/22/06

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2011	Initial Purchase Price	Date Acquired
Golf (Continued)
Golf Club at Fossil Creek—(1) Fort Worth, Texas	18-hole public course	EAGLE	$—	$7,686	11/16/06

Hunt Valley Golf Club—(1) Phoenix, Maryland	27-hole public course	EAGLE	$9,726	$23,430	11/30/07

Kokopelli Golf Club—(1) Phoenix, Arizona	18-hole public course	EAGLE	$4,028	$9,416	11/30/07

Lake Park Golf Club—(1) Dallas-Fort Worth, Texas	27-hole public course; concession interest	EAGLE	$—	$5,632	11/16/06

Lakeridge Country Club—(1) Lubbock, Texas	18-hole private course	EAGLE	$—	$7,900	12/22/06

Las Vegas Golf Club—(1) (2) Las Vegas, Nevada	18-hole public course	EAGLE	$—	$10,951	4/17/08

Legend at Arrowhead Golf Resort—(1) Glendale, Arizona	18-hole public course	EAGLE	$4,375	$10,438	11/30/07

London Bridge Golf Club—(1) Lake Havasu, Arizona	36-hole public course	EAGLE	$4,861	$11,805	11/30/07

Majestic Oaks Golf Club—(1) Ham Lake, Minnesota	45-hole public course	EAGLE	$5,002	$13,217	11/30/07

Mansfield National Golf Club—(1) Dallas-Fort Worth, Texas	18-hole public course; leasehold interest	EAGLE	$—	$7,147	11/16/06

Meadowbrook Golf and Country Club—(1) Tulsa, Oklahoma	18-hole private course	EAGLE	$4,724	$11,530	11/30/07

Meadowlark Golf Course—(1) (2) Huntington Beach, California	18-hole public course; leasehold interest	EAGLE	$—	$16,945	4/17/08

Mesa del Sol Golf Club—(1) Yuma, Arizona	18-hole public course	EAGLE	$—	$6,850	12/22/06

Micke Grove Golf Course—(2) Lodi, California	18-hole public course; leasehold interest	EAGLE	$—	$6,550	12/19/07

Mission Hills Country Club—(1) (3) Northbrook, Illinois	18-hole private course	EAGLE	$—	$4,779	11/30/07

Montgomery Country Club—(1) Laytonsville, Maryland	18-hole private course	Traditional Golf	$—	$6,300	9/11/08

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2011	Initial Purchase Price	Date Acquired
Golf (Continued)
Painted Desert Golf Club—(1) (2) Las Vegas, Nevada	18-hole public course	EAGLE	$3,751	$9,468	11/30/07

Painted Hills Golf Club—(1) (3) Kansas City, Kansas	18-hole public course	EAGLE	$—	$3,850	12/22/06

Palmetto Hall Plantation Club—(1) Hilton Head, South Carolina	36-hole public course	Heritage Golf	$—	$7,600	4/27/06

Plantation Golf Club—(1) Dallas-Fort Worth, Texas	18-hole public course	EAGLE	$—	$4,424	11/16/06

Raven Golf Club at South Mountain—(1) Phoenix, Arizona	18-hole public course	I.R.I. Golf	$—	$12,750	6/9/06

Royal Meadows Golf Course—(1) (3) Kansas City, Missouri	18-hole public course	EAGLE	$—	$2,400	12/22/06

Ruffled Feathers Golf Club—(1) Lemont, Illinois	18-hole public course	EAGLE	$5,759	$13,883	11/30/07

Shandin Hills Golf Club—(2) San Bernardino, California	18-hole public course; leasehold interest	EAGLE	$—	$5,249	3/7/08

Signature Golf Course—(1) Solon, Ohio	18-hole private course	EAGLE	$—	$17,100	12/22/06

Stonecreek Golf Club—(1) Phoenix, Arizona	18-hole public course	EAGLE	$6,111	$14,095	11/30/07

Superstition Springs Golf Club—(1) Mesa, Arizona	18-hole public course	EAGLE	$4,445	$11,042	11/30/07

Tallgrass Country Club—(1) Wichita, Kansas	18-hole private course	EAGLE	$1,945	$5,405	11/30/07

Tamarack Golf Club—(1) Naperville, Illinois	18-hole public course	EAGLE	$3,123	$7,747	11/30/07

Tatum Ranch Golf Club—(1) (2) Cave Creek, Arizona	18-hole private course	EAGLE	$1,667	$6,379	11/30/07

The Golf Club at Cinco Ranch—(1) Houston, Texas	18-hole public course	EAGLE	$—	$7,337	11/16/06

The Links at Challedon Golf Club—(1) Mount Airy, Maryland	18-hole public course	Traditional Golf	$—	$3,650	9/11/08

The Tradition Golf Club at Broad Bay—(1) Virginia Beach, Virginia	18-hole private course	Traditional Golf	$5,543	$9,229	3/26/08

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2011	Initial Purchase Price	Date Acquired
Golf (Continued)
The Tradition Golf Club at Kiskiack—(1) Williamsburg, Virginia	18-hole public course	Traditional Golf	$—	$6,987	3/26/08

The Tradition Golf Club at The Crossings—(1) Glen Allen, Virginia	18-hole public course	Traditional Golf	$—	$10,084	3/26/08

Valencia Country Club—(1) Santa Clarita, California	18-hole private course	Kemper Sports	$—	$39,533	10/16/06

Weston Hills Country Club—(1) Weston, Florida	36-hole private course	Century Golf	$—	$35,000	10/16/06

Weymouth Country Club—(1) Medina, Ohio	18-hole private course	EAGLE	$—	$10,500	12/22/06

		Total	$96,657	$569,040

Senior Housing
Culpepper Place at Branson Meadows— Branson, Missouri	65 residential units	Foster Hospitality, LLC	$5,131	$9,850	8/31/11

Culpepper Place at Chesterfield Village— Springfield, Missouri	80 residential units	Foster Hospitality, LLC	$7,274	$12,200	8/31/11

Culpepper Place of Nevada— Nevada, Missouri	31 residential units	Foster Hospitality, LLC	$—	$425	8/31/11

Culpepper of Springdale— Springdale, Arkansas	59 residential units	Foster Hospitality, LLC	$4,833	$8,850	8/31/11

Culpepper Place of Springfield— Springfield, Missouri	61 residential units	Foster Hospitality, LLC	$4,185	$7,725	8/31/11

Culpepper Place of Jonesboro— Jonesboro, Arkansas	61 residential units	Foster Hospitality, LLC	$4,783	$7,950	8/31/11

Town Center Village— Portland, Oregon	338 residential units	Generations, LLC	$26,602	$40,967	8/31/11

Grand Victorian of Pekin— Pekin, Illinois	61 residential units	Good Neighbor Care Centers, LLC	$—	$9,930	12/29/11

Grand Victorian of Sterling— Sterling, Illinois	61 residential units	Good Neighbor Care Centers, LLC	$—	$9,700	12/29/11

Grand Victorian of Washington— Washington, Illinois	61 residential units	Good Neighbor Care Centers, LLC	$—	$11,120	12/29/11

		Total	$52,808	$118,717

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2011	Initial Purchase Price	Date Acquired
Attractions
Camelot Park—(1) Bakersfield, California	Miniature golf course, go-karts, batting cages and arcade; fee and leasehold interest	Amusement Management Partners, LLC	$—	$948	10/6/06

Darien Lake— Buffalo, New York	978-acre theme park and waterpark	Herschend Family Entertainment Corp.	$—	$109,000	4/6/07

Elitch Gardens— Denver, Colorado	62-acre theme park and waterpark	Herschend Family Entertainment Corp.	$—	$109,000	4/6/07

Frontier City— Oklahoma City, Oklahoma	113-acre theme park	Premier Attractions Management, LLC	$—	$17,750	4/6/07

Funtasticks Fun Center—(1) Tucson, Arizona	Miniature golf course, go-karts, batting cages, bumper boats and kiddie land with rides	Amusement Management Partners, LLC	$—	$6,424	10/6/06

Hawaiian Falls-Garland—(1) Garland, Texas	11-acre waterpark; leasehold interest	HFE Horizon	$—	$6,318	4/21/06

Hawaiian Falls-The Colony(1)— The Colony, Texas	12-acre waterpark; leasehold interest	HFE Horizon	$—	$5,807	4/21/06

Magic Springs and Crystal Falls—(1) Hot Springs, Arkansas	70-acre theme park and waterpark	Amusement Management Partners, LLC	$—	$20,000	4/16/07

Mountasia Family Fun Center—(1) North Richland Hills, Texas	Two miniature golf courses, go-karts, bumper boats, batting cages, paintball fields and arcade	Amusement Management Partners, LLC	$—	$1,776	10/6/06

Pacific Park—(1) Santa Monica, California	2-acre theme park ; leasehold interest	Santa Monica Amusements, LLC	$19,950	$34,000	12/29/10

Splashtown— Houston, Texas	53-acre waterpark	Premier Attractions Management, LLC	$—	$13,700	4/6/07

Waterworld— Concord, California	23-acre waterpark; leasehold interest	Palace Entertainment	$—	$10,800	4/6/07

Wet’nWild Hawaii—(1) Honolulu, Hawaii	29-acre waterpark; leasehold interest	Village Roadshow	$—	$25,800	5/6/09

White Water Bay— Oklahoma City, Oklahoma	21-acre waterpark	Premier Attractions Management, LLC	$—	$20,000	4/6/07

Wild Waves—(1) Seattle, Washington	67-acre theme park and waterpark; leasehold interest	NorPoint Entertainment	$—	$31,750	4/6/07

Zuma Fun Center—(1) Charlotte, North Carolina	Miniature golf course, batting cages, bumper boats and go-karts	Amusement Management Partners, LLC	$—	$7,378	10/6/06

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2011	Initial Purchase Price	Date Acquired
Attractions (Continued)
Zuma Fun Center—(1) Knoxville, Tennessee	Miniature golf course, batting cages, bumper boats, rock climbing and go-karts	Amusement Management Partners, LLC	$—	$2,037	10/6/06

Zuma Fun Center—(1) North Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	Amusement Management Partners, LLC	$—	$916	10/6/06

Zuma Fun Center—(1) South Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	Amusement Management Partners, LLC	$—	$4,883	10/6/06

		Total	$19,950	$428,287

Marinas
Anacapa Isle Marina— Oxnard, California	438 wet slips; leasehold interest	Almar Management, Inc.	$2,665	$9,829	3/12/10

Ballena Isle Marina— Alameda, California	504 wet slips; leasehold interest	Almar Management, Inc.	$—	$8,179	3/12/10

Beaver Creek Marina—(1) Monticello, Kentucky	275 wet slips; leasehold interest	Marinas International	$—	$10,525	12/22/06

Brady Mountain Resort & Marina—(1) Royal (Hot Springs), Arkansas	585 wet slips, 55 dry storage units; leasehold interest	Marinas International	$—	$14,140	4/10/08

Bohemia Vista Yacht Basin—(2) Chesapeake City, Maryland	239 wet slips; fee interest	Aqua Marine Partners, LLC	$—	$4,970	5/20/10

Burnside Marina—(1) Somerset, Kentucky	400 wet slips; leasehold interest	Marinas International	$—	$7,130	12/22/06

Cabrillo Isle Marina— San Diego, California	463 slips; leasehold interest	Almar Management, Inc.	$6,389	$20,575	3/12/10

Crystal Point Marina— Point Pleasant, New Jersey	200 wet slips	Marinas International	$—	$5,600	6/8/07

Eagle Cove Marina—(1) Byrdstown, Tennessee	106 wet slips; leasehold and fee interest	Marinas International	$—	$5,300	8/1/07

Great Lakes Marina— Muskegon, Michigan	350 wet slips, 150 dry storage units	Marinas International	$—	$10,088	8/20/07

Hack’s Point Marina—(2) Earleville, Maryland	239 wet slips; fee interest	Aqua Marine Partners, LLC	$—	$2,030	5/20/10

Holly Creek Marina—(1) Celina, Tennessee	250 wet slips; leasehold and fee interest	Marinas International	$—	$6,790	8/1/07

Lakefront Marina—(1) Port Clinton, Ohio	470 wet slips; leasehold and fee interest	Marinas International	$—	$5,600	12/22/06

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2011		Initial Purchase Price	Date Acquired
Marinas (Continued)
Manasquan River Club— Brick Township, New Jersey	199 wet slips	Marinas International	$—		$8,900	6/8/07

Pier 121 Marina and Easthill Park—(1) Lewisville, Texas	1,007 wet slips, 250 dry storage units; leasehold interest	Marinas International	$—		$37,190	12/22/06

Sandusky Harbor Marina—(1) Sandusky, Ohio	660 wet slips; leasehold and fee interests	Marinas International	$—		$8,953	12/22/06

Ventura Isle Marina— Ventura, California	579 slips; leasehold interest	Almar Management, Inc.	$4,053		$16,417	3/12/10

		Total	$13,107		$182,216

Additional Lifestyle Properties Dealership
Route 66 Harley-Davidson— Tulsa, Oklahoma	46,000 square-foot retail and service facility with restaurant	Route 66 Motorcycle, LLC	$—		$6,500	4/27/06

		Total	$—		$6,500

Multi-family Residential
Mizner Court at Broken Sound— Boca Raton, Florida	450-unit apartment complex	Greystar	$64,664		$104,413	12/31/07

		Total	$64,664		$104,413

Hotels
Coco Key Water Resort— Orlando, Florida	399-room waterpark hotel	Sage Hospitality	$—		$18,527	5/28/08

Great Wolf Lodge—Sandusky— Sandusky, Ohio	271-room waterpark resort	Great Wolf Resorts	$29,116	(4)	$43,400	8/6/09

Great Wolf Lodge—Wisconsin Dells— Wisconsin Dells, Wisconsin	309-room waterpark resort	Great Wolf Resorts	$24,052	(4)	$46,900	8/6/09

The Omni Mount Washington Resort and Bretton Woods Ski Area— Bretton Woods, New Hampshire	284-room hotel, 434 skiable acres, nine chairlifts, one golf facility, resort amenities and development land	Omni Hotels Management Corporation	$25,000		$55,500	(5)

		Total	$78,168		$164,327

Other
Granby Development Lands Granby, Colorado	1,553 acres with infrastructure water, sewer, golf course in various stages of completion and improvements such as roads, water, sewer, golf course in various stages of completion	N/A	—		51,255	10/29/09

		Total	$—		$51,255

		Total Properties	$518,487		$2,214,270

FOOTNOTES:

(1)	On April 15, 2011, we issued $400 million senior notes which are guaranteed by certain of our subsidiaries. See Item 8. “Financial Statements and Supplementary Data” — “Indebtedness” for additional information.
(2)	These properties have been transitioned to new third-party managers as of the date of this filing. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Troubled Tenants” for additional information.
(3)	These properties are classified as assets held for sale. As of the date of this filing, we have completed the sale of Desert Lakes Golf Club, with the remaining properties to be sold during 2012.
(4)	On October 7, 2011, we restructured the loan and a portion of the loan was forgiven. See Item 8. “Financial Statements and Supplementary Data” — Note 12. “Indebtedness” for additional information.
(5)	The initial purchase includes the original purchase price of $45.0 million, acquired July 23, 2006. On August 12, 2011, we purchased the golf facility, resort amenities and development land at this property for an additional $10.5 million. See Item 5. “Financial Statements and Supplementary Data” — Note 3 “Acquisitions” for additional information.

As of December 31, 2011, we own interests in five unconsolidated entities with the following ownership percentage (i) Intrawest Venture at 80.0%, (ii) DMC Partnership at 82.0%, (iii) CNLSun I Venture at 60.0%, (iv) CNLSun II Venture at 70.0% and (v) CNLSun III Venture at 67.9%. These unconsolidated entities are in the business of owning and leasing real estate. The following tables set forth details about our property holdings by asset class owned through our joint-venture agreements (in thousands):

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2011	Initial Purchase Price	Date Acquired
Destination Retail — Intrawest Venture
Village at Blue Mountain— (1) Collingwood, ON, Canada	39,723 leasable square feet	Multiple tenants	$12,454	$10,781	12/3/04

Village at Copper Mountain— Copper Mountain, Colorado	97,928 leasable square feet	Multiple tenants	$10,561	$23,300	12/16/04

Village at Mammoth Mountain— Mammoth Lakes, California	57,924 leasable square feet	Multiple tenants	$11,892	$22,300	12/16/04

Village of Snowshoe Mountain— Snowshoe, West Virginia	39,846 leasable square feet	Multiple tenants	$4,679	$8,400	12/16/04

Village of Baytown Wharf— Destin, Florida	56,104 leasable square feet	Multiple tenants	$9,616	$17,100	12/16/04

Village at Stratton— Stratton, Vermont	47,837 leasable square feet	Multiple tenants	$2,747	$9,500	12/16/04

Whistler Creekside—(1) Vancouver, BC, Canada	70,802 leasable square feet	Multiple tenants	$22,874	$19,500	12/3/04

		Total	$74,823	$110,881

Merchandise Marts — DMC Partnership
Dallas Market Center— International Floral and Gift Center— Dallas, Texas	4.8 million leasable square feet; leasehold and fee interests	Multiple tenants	$138,533	$260,659	2/14/05

		Total	$138,533	$260,659

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2011	Initial Purchase Price	Date Acquired
Senior Housing — CNLSun I Venture
Sunrise of Alta Loma— Rancho Cucamonga, California	59 residential units	Sunrise Senior Living Management, Inc.	$7,065	$6,014	1/10/11

Sunrise of Baskin Ridge— Baskin Ridge, New Jersey	77 residential units	Sunrise Senior Living Management, Inc.	$21,639	$31,696	1/10/11

Sunrise of Belmont— Belmont, California	78 residential units	Sunrise Senior Living Management, Inc.	$21,639	$34,763	1/10/11

Sunrise of Chesterfield— Chesterfield, Missouri	74 residential units	Sunrise Senior Living Management, Inc.	$28,759	$44,951	1/10/11

Sunrise of Claremont— Claremont, California	54 residential units	Sunrise Senior Living Management, Inc.	$8,135	$12,498	1/10/11

Sunrise of Crystal Lake— Crystal Lake, Illinois	58 residential units	Sunrise Senior Living Management, Inc.	$10,075	$14,270	1/10/11

Sunrise of Dix Hills— Dix Hills, New York	76 residential units	Sunrise Senior Living Management, Inc.	$23,410	$30,139	1/10/11

Sunrise of East Meadow— East Meadow, New York	82 residential units	Sunrise Senior Living Management, Inc.	$24,529	$43,194	1/10/11

Sunrise of East Setauket— East Setauket, New York	82 residential units	Sunrise Senior Living Management, Inc.	$19,937	$31,569	1/10/11

Sunrise of Edgewater— Edgewater, New Jersey	70 residential units	Sunrise Senior Living Management, Inc.	$18,089	$24,007	1/10/11

Sunrise of Flossmoor— Flossmoor, Illinois	62 residential units	Sunrise Senior Living Management, Inc.	$8,544	$11,490	1/10/11

Sunrise of Gahanna— Gahanna, Ohio	50 residential units	Sunrise Senior Living Management, Inc.	$6,370	$10,704	1/10/11

Sunrise of Gurnee— Gurnee, Illinois	59 residential units	Sunrise Senior Living Management, Inc.	$15,178	$23,318	1/10/11

Sunrise of Holbrook— Holbrook, New York	79 residential units	Sunrise Senior Living Management, Inc.	$21,187	$31,626	1/10/11

Sunrise of Huntington Commons— Kennebunk, Maine	180 residential units	Sunrise Senior Living Management, Inc.	$20,347	$29,596	1/10/11

Sunrise of Lincroft— Lincroft, New Jersey	60 residential units	Sunrise Senior Living Management, Inc.	$13,435	$20,711	1/10/11

Sunrise of Marlboro— Marlboro, New Jersey	63 residential units	Sunrise Senior Living Management, Inc.	$8,982	$11,675	1/10/11

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2011	Initial Purchase Price	Date Acquired
Senior Housing — CNLSun I Venture (Continued)
Sunrise of Montgomery Village— Montgomery Village, Maryland	141 residential units	Sunrise Senior Living Management, Inc.	$6,724	$8,680	1/10/11

Sunrise of Naperville North— Naperville, Illinois	77 residential units	Sunrise Senior Living Management, Inc.	$21,222	$33,095	1/10/11

Sunrise of Plainview— Plainview, New York	51 residential units	Sunrise Senior Living Management, Inc.	$15,213	$22,582	1/10/11

Sunrise of Roseville— Roseville, Minnesota	77 residential units	Sunrise Senior Living Management, Inc.	$19,319	$28,157	1/10/11

Sunrise of Schaumburg— Schaumburg, Illinois	82 residential units	Sunrise Senior Living Management, Inc.	$21,153	$24,936	1/10/11

Sunrise of Silver Spring— Silver Spring, Maryland	65 residential units	Sunrise Senior Living Management, Inc.	$12,761	$16,471	1/10/11

Sunrise of Tustin— Santa Ana, California	48 residential units	Sunrise Senior Living Management, Inc.	$10,344	$12,912	1/10/11

Sunrise of University Park— Colorado Springs, Colorado	53 residential units	Sunrise Senior Living Management, Inc.	$8,739	$12,775	1/10/11

Sunrise of West Babylon— West Babylon, New York	79 residential units	Sunrise Senior Living Management, Inc.	$24,036	$38,794	1/10/11

Sunrise of West Bloomfield— West Bloomfield, Michigan	52 residential units	Sunrise Senior Living Management, Inc.	$6,738	$6,883	1/10/11

Sunrise of West Hills— West Hills, California	65 residential units	Sunrise Senior Living Management, Inc.	$6,092	$4,660	1/10/11

Sunrise of Weston— Weston, Massachusetts	29 residential units	Sunrise Senior Living Management, Inc.	$5,279	$8,330	1/10/11

		Total	$434,940	$630,496

Senior Housing — CNLSun II Venture
Sunrise of Bloomfield Hills— Bloomfield, Michigan	220 residential units	Sunrise Senior Living Management, Inc.	$17,079	$22,546	8/2/11

The Stratford at Flat Irons— Broomfield, Colorado	93 residential units	Sunrise Senior Living Management, Inc.	$24,392	$29,251	8/2/11

Sunrise of John’s Creek— John’s Creek, Georgia	95 residential units	Sunrise Senior Living Management, Inc.	$12,087	$17,201	8/2/11

Sunrise of McCandless— McCandless, Pennsylvania	85 residential units	Sunrise Senior Living Management, Inc.	$14,523	$18,562	8/2/11

Name and Location	Description	Operator	Mortgages and Other Notes Payable as of December 31, 2011	Initial Purchase Price	Date Acquired
Senior Housing — CNLSun II Venture (Continued)
Sunrise at Wood Ranch— Simi Valley, California	97 residential units	Sunrise Senior Living Management, Inc.	$15,216	$15,063	8/2/11

Sunrise of Cary— Cary, North Carolina	93 residential units	Sunrise Senior Living Management, Inc.	$21,252	$28,377	8/2/11

		Total	$104,549	$131,000

Senior Housing — CNLSun III Venture
Sunrise of Plano— Plano, Texas	156 residential units	Sunrise Senior Living Management, Inc.	$25,865	$42,730	10/12/11

Sunrise of Golden Valley— Golden Valley, Minnesota	76 residential units	Sunrise Senior Living Management, Inc.	$18,288	$26,510	10/12/11

Sunrise of Minnetonka— Minnetonka, Minnesota	61 residential units	Sunrise Senior Living Management, Inc.	$16,321	$22,940	10/12/11

Sunrise of Shelby Township— Shelby Township, Michigan	69 residential units	Sunrise Senior Living Management, Inc.	$16,248	$24,380	10/12/11

Sunrise of Palo Alto— Palo Alto, California	81 residential units	Sunrise Senior Living Management, Inc.	$23,388	$28,620	10/12/11

Sunrise of Lenexa— Lenexa, Kansas	82 residential units	Sunrise Senior Living Management, Inc.	$9,617	$14,680	10/12/11

Sunrise of Dresher— Dresher, Pennsylvania	76 residential units	Sunrise Senior Living Management, Inc.	$10,273	$10,140	10/12/11

		Total	$120,000	$170,000

		Total properties	$872,845	$1,303,036

FOOTNOTE:

(1)	Converted from Canadian dollars to U.S. dollars at the exchange rate in place as of the end of the year.

Item 3.	LEGAL PROCEEDINGS

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While resolution of these matters cannot be predicted with certainty, we believe, based upon currently available information that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECRUITIES

Market Information

There is no established public trading market for our common stock , therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

Valuation of our Common Stock Per Share

As of December 31, 2011, the price per share of our common stock was $10.00 ($9.50 per share through our Reinvestment Plan). We determined the price per share based upon the price we believed investors would pay for the shares and upon the price at which our shares were sold under our prior offerings. We did not take into account the value of the underlying assets in determining the price per share.

During 2012, we will estimate the value of our common stock per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) Rules with respect to customer account statements and to assist fiduciaries of retirement plans subject to annual reporting requirements of employee retirement income security act (“ERISA”) in the preparation of their reports.

As with any valuation methodology, our methodology will be based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated per share value will not represent the fair value according to GAAP of our assets less our liabilities, nor will it represent the amount the shares would trade at on a national securities exchange or the amount an investor would obtain if the investor tried to sell his shares or if we liquidated our assets.

Recent Sales of Unregistered Securities

None.

Secondary Sales of Registered Shares between Investors

For the years ended December 31, 2011 and 2010, we are aware of transfers of 567,441 and 50,082 shares between investors, respectively. We are not aware of any other trades of our shares, other than purchases made in our public offerings and redemptions of shares by us. The following table reflects, for each calendar quarter, the high, the low and the average sales prices for transfers of shares between investors during 2011 and 2010 of which we are aware, net of commissions:

	2011
	High	Low	Average
First quarter	$10.00	$6.90	$7.73
Second quarter	$7.65	$4.50	$5.02
Third quarter	$7.52	$4.50	$5.86
Fourth quarter	$10.36	$4.50	$6.49

	2010
	High	Low	Average
First quarter	$8.50	$8.50	$8.50
Second quarter	$7.50	$4.51	$6.94
Third quarter	$6.11	$4.75	$5.62
Fourth quarter	$7.35	$6.67	$7.10

Distributions

We intend to continue to declare and pay distributions to stockholders on a quarterly basis. The amount of distributions declared to our stockholders is determined by our Board of Directors and is dependent upon a number of factors, including:

•

Sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”), as well as, expected future long-term stabilized cash flows, FFO and MFFO;

•	The proportion of distributions paid in cash compared to the amount being reinvested through our Reinvestment Plan;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

We have and may continue to use borrowings and proceeds from our Reinvestment Plan to fund a portion of our distributions in order to avoid distribution volatility. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Sources and Uses of Liquidity and Capital Resources” for additional information related to our sources of cash for distributions.

For the years ended December 31, 2011, 2010 and 2009, approximately 0.0%, 0.3% and 4.4%, respectively, of the distributions paid to stockholders were considered taxable income and approximately 100.0%, 99.7% and 95.6%, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2011, 2010 and 2009 were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement. In determining the apportionment between taxable income and a return of capital, the amounts distributed to stockholders (other than any amounts designated as capital gains dividends) in excess of current or accumulated Earnings and Profits (“E&P”) are treated as a return of capital to the stockholders. E&P is a statutory calculation, which is derived from net income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

The following table represents total distributions declared including cash distributions, distributions reinvested and distributions per share for the years ended December 31, 2011 and 2010 (in thousands except per share data):

					Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (1)	Cash Distributions	Cash Flows From (Used In) Operating Activities (2)
2011 Quarter
First	$0.1563	$45,040	$20,072	$24,968	$24,317
Second	0.1563	47,430	21,135	26,295	27,257
Third	0.1563	47,874	21,210	26,664	41,299
Fourth	0.1563	48,103	21,079	27,024	(9,809	) (3)

Year	$0.6252	$188,447	$83,496	$104,951	$83,064	(3)

2010 Quarter
First	$0.1563	$38,987	$17,463	$21,524	$25,134
Second	0.1563	40,092	17,913	22,179	28,948
Third	0.1563	41,593	18,465	23,128	43,372
Fourth	0.1563	43,267	19,243	24,024	(17,678	) (3)

Year	$0.6252	$163,939	$73,084	$90,855	$79,776	(3)

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offerings and debt financings as opposed to operating cash flows. The Board of Directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with borrowings.

Use of Proceeds from Registered Securities

As of April 9, 2011, we completed our final offering and cumulatively raised approximately $3.2 billion (322.1 million shares) in subscription proceeds through our three public offerings, including approximately $290.1 million (30.5 million shares) received through our Reinvestment Plan pursuant to a registration statement on Form S-11 under the Securities Exchange Act of 1933, as amended. On May 2, 2011, we filed a registration statement on Form S-3 under the Security Exchange Act of 1933, as amended, to register the sale of up to an additional $250 million (26.3 million shares of common stock at $9.50 per share) under our Reinvestment Plan. From the second quarter through the fourth quarter of 2011, we raised an additional $63.4 million (6.7 million shares) through our Reinvestment Plan. The amount of shares sold through our Reinvestment Plan and the gross offering proceeds received from our common stock offerings do not include 20,000 shares purchased by an affiliate of the Advisor for $200,000 prior to the commencement of our common stock offerings or 117,706 restricted common shares issued for approximately $1.2 million in December 2004 to CNL Financial Group, the parent company of our Advisor and wholly-owned indirectly by our chairman of the board. As of December 31, 2011, we had approximately 94,488 common stockholders of record. Listed below is information about our completed offerings as of December 31, 2011:

Offering	Commenced	Completed	Maximum Offering	Total Offering Proceeds (in thousands)
1st (File No. 333-108355)	4/16/2004	3/31/2006	$2 billion	$520,728
2nd (File No. 333-128662)	4/4/2006	4/4/2008	$2 billion	1,520,035
3rd (File No. 333-146457)	4/9/2008	4/9/2011	$2 billion	1,162,396

Total				$3,203,159

Securities Authorized for Issuance under Equity Compensation Plans

None.

Redemption of Shares

We redeem shares pursuant to our redemption plan, which is designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any Listing of our shares. There is currently a sizable backlog and a waiting list for redemption requests and stockholders will likely wait a long period of time to have their shares redeemed. The following table presents information about redemptions for the years ended December 31, 2011 and 2010 (in thousands except per share data):

2011 Quarters	First	Second	Third	Fourth	Full Year
Requests in queue	3,595	4,036	5,328	6,016	3,595
Redemptions requested	1,227	2,133	1,475	1,170	6,005
Shares redeemed:
Prior period requests	(631)	(500)	(503)	(609)	(2,243)
Current period request	(135)	(256)	(265)	(158)	(814)
Adjustments (1)	(20)	(85)	(19)	—	(124)

Pending redemption requests (2)	4,036	5,328	6,016	6,419	6,419

Average price paid per share	$9.79	$9.83	$9.83	$9.80	$9.81

2010 Quarters	First	Second	Third	Fourth	Full Year
Requests in queue	1,324	1,387	2,263	3,043	1,324
Redemptions requested	1,981	1,746	1,583	1,372	6,682
Shares redeemed:
Prior period requests	(1,200)	(538)	(540)	(558)	(2,836)
Current period request	(594)	(225)	(226)	(208)	(1,253)
Adjustments (1)	(124)	(107)	(37)	(54)	(322)

Pending redemption requests (2)	1,387	2,263	3,043	3,595	3,595

Average price paid per share	$9.73	$9.83	$9.79	$9.79	$9.77

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

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

We are not obligated to redeem shares under our redemption plan. However, if we elect to redeem shares, the aggregate amount of funds that will be used to redeem shares pursuant to the redemption plan will be determined on a quarterly basis in the sole discretion of our Board of Directors and may be less than, but is not expected to exceed, the aggregate proceeds received through our Reinvestment Plan. Effective for the first quarter of 2012, our Board of Directors has approved redemptions of up to $1.75 million per calendar quarter. Our Board of Directors will continue to evaluate and determine the amount of shares to be redeemed based on what it believes to be in the best interests of the company and our stockholders, as the redemption of shares dilutes the amount of cash available to make acquisitions and cash available for other corporate purposes. At no time during a 12-month period, however, may the number of shares we redeem pursuant to the redemption plan (if we determine to redeem shares) exceed 5% of the weighted-average shares of our common stock at the beginning of such 12-month period. To date we have not exceeded this limit, and we do not anticipate that we will reach the maximum number of shares redeemable under our Redemption Plan during the next twelve months.

Subject to certain restrictions discussed below, we may redeem shares, from time to time, at the following prices:

•	92.5% of the original purchase price per share for stockholders who have owned their shares for at least one year;

•	95.0% of the original purchase price per share for stockholders who have owned their shares for at least two years;

•	97.5% of the original purchase price per share for stockholders who have owned their shares for at least three years; and

•	for stockholders who have owned their shares for at least four years, a price determined by our Board of Directors but in no event less than 100% of the original purchase price per share.

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

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between October 1, 2011 and December 31, 2011 (in thousands except per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
October 1, 2011 through October 31, 2011	—	—	—	9,692,216
November 1, 2011 through November 30, 2011	—	—	—	9,692,216
December 1, 2011 through December 31, 2011	765,464	$9.80	765,464	10,117,993	(1)

Total	765,464		765,464

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Lifestyle Properties, Inc. should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” (in thousands except per share data):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data:
Revenues	$420,071	$300,502	$249,035	$206,576	$137,823
Operating income (loss) (1)	4,132	(58,668)	11,677	56,216	33,839
Income (loss) from continuing operations (1)	(55,579)	(79,589)	(19,986)	33,201	34,653
Discontinued operations (2)	(14,031)	(2,300)	666	3,436	872
Net income (loss) (1)	(69,610)	(81,889)	(19,320)	36,636	35,525
Net income (loss) per share (basic and diluted):
From continuing operations	(0.18)	(0.30)	(0.08)	0.16	0.22
From discontinued operations	(0.05)	(0.01)	0.00	0.01	0.00
Weighted average number of shares outstanding (basic and diluted)	302,250	263,516	235,873	210,192	159,807
Distributions declared (3) (4)	188,447	163,939	154,453	128,358	94,067
Distributions declared per share (4)	0.63	0.63	0.66	0.62	0.60
Cash provided by operating activities	83,064	79,776	62,400	118,782	117,212
Cash used in investing activities	(373,008)	(138,575)	(141,884)	(369,193)	(1,221,387)
Cash provided by financing activities	252,498	75,603	53,459	424,641	842,894

	Year Ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Real estate investment properties, net	$2,055,678	$2,025,522	$2,021,188	$1,862,502	$1,603,061
Investments in unconsolidated entities	318,179	140,372	142,487	158,946	169,350
Mortgages and other notes receivable, net	124,352	116,427	145,640	182,073	116,086
Cash	162,839	200,517	183,575	209,501	35,078
Total assets	2,893,970	2,673,926	2,672,128	2,529,735	2,042,210
Mortgages and other notes payable	518,194	603,144	639,488	539,187	355,620
Senior notes, net of discount	393,782	—	—	—	—
Line of credit	—	58,000	99,483	100,000	—
Total liabilities	1,003,990	742,886	822,912	707,363	424,896
Stockholders’ equity	1,889,980	1,931,040	1,849,216	1,822,372	1,617,314

Other Data:
Funds from operations (1) (5)	89,556	82,096	119,726	148,845	118,378
FFO per share	0.30	0.31	0.51	0.71	0.74
Modified funds from operations (5)	96,593	98,603	95,625	129,767	104,410
MFFO per share	0.32	0.37	0.41	0.62	0.65
Properties owned directly at the end of period	121	114	107	104	90
Properties owned through unconsolidatedentities at end of the period	50	8	8	10	10
Investments in mortgages and other notes receivable at the end of period	9	10	10	11	9

FOOTNOTES:

(1)	Certain of our tenants continued to experience operating challenges and limited ability to obtain working capital from lenders or capital partners and defaulted on their leases. For the years ended December 31, 2011, 2010 and 2009, we recorded a loss on lease terminations of approximately $7.2 million, $54.9 million and $4.5 million, respectively, and recorded loan loss provision of approximately $4.1 million on mortgages and other notes receivable that were deemed uncollectible for the year ended December 31, 2010 in connection with the lease terminations. In addition, we evaluated the carrying value of our properties for impairment and determined that the carrying value on some of our properties may not be recoverable and recorded an impairment provision of approximately $3.2 million and $24.8 million for the years ended December 31, 2011 and 2010, respectively. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Industry and Portfolio Trends” for additional information.

For the years ended December 31, 2011, 2010 and 2009, acquisition fees and costs were approximately $11.2 million, $14.1 million and $14.6 million, respectively. These fees were historically capitalized but are currently expensed as a result of a new accounting standard effective January 1, 2009.

(2)	Five golf properties were approved to be sold. As of December 31, 2011, we had completed the sale of one property with the remaining four properties classified as assets held for sale. In addition, during the year ended December 31, 2011, we completed the sale of three attractions properties. Included in discontinued operations for the year ended December 31, 2011 is an impairment provision of approximately $13.7 million and a loss from the write-off of deferred rent of approximately $2.0 million relating to the five golf properties. Included in discontinued operations for the year ended December 31, 2010, is an impairment provision of approximately $2.0 million relating to a golf property and loss on lease terminations of approximately $0.6 million relating to three attractions properties. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

In accordance with GAAP, we have reclassified and included the results of operations from the properties stated in the foregoing as discontinued operations in the consolidated statements of operations for all periods presented.

(3)	Cash distributions are declared by the Board of Directors and generally are based on various factors, including actual and future expected net cash from operations, FFO and MFFO, and our general financial condition, among others. Approximately 0.0%, 0.3%, 4.4%, 41.0% and 58.0% of the distributions received by stockholders were considered to be taxable income and approximately 100.0%, 99.7%, 95.6%, 59.0% and 42.0% were considered a return of capital for federal income tax purposes for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively. We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital, as described in our advisory agreement.

(4)	In 2009, amount includes a special distribution in connection with the gain on sale of a property in late 2008.

(5)	Due to certain unique operating characteristics of real estate companies, as discussed below, National Association Real Estate Investment Trust, (“NAREIT”), promulgated a measure known as funds from operations, or (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

We define modified funds from operations (“MFFO)”, a non-GAAP measure, consistent with the Investment Program Association’s (“IPA”) Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income or loss from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all of our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

See “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures relating to FFO and MFFO.

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 (in thousands except per share data). We adopted the IPA’s definition of MFFO for the year ended December 31, 2011 and restated our calculation of MFFO for the years ended 2010, 2009, 2008 and 2007 based on the IPA’s definition. We also adopted NAREITs revised definition of FFO related to the add back of impairment of real estate assets and all periods are restated to present the revised definition.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Net income (loss)	$(69,610)	$(81,889)	$(19,320)	$36,636	$35,525
Adjustments:
Depreciation and amortization (1)	123,084	126,223	124,040	98,901	64,883
Impairment of real estate assets (1) (2)	16,870	26,880	—	—	—
Loss (gain) on sale of real estate investment properties (1)	(1,104)	(337)	(850)	(4,478)	—
Net effect of FFO adjustment from unconsolidated entities (3)	20,316	11,219	15,856	17,786	17,970

Total funds from operations	$89,556	$82,096	$119,726	$148,845	$118,378

Acquisition fees and expenses (4)	11,168	14,149	14,616	—	—
Straight-line adjustments for leases and notes receivable (1) (5)	(20,997)	(24,728)	(42,125)	(19,025)	(13,562)
Amortization of above/below market intangible assets and liabilities(1)	(8)	558	91	(207)	(15)
Loss (gain) from early extinguishment of debt (1) (7)	2,057	(14,817)	(75)	—	—
Write-off/impairment of lease-related investments (1) (6)	7,670	39,454	637	—	—
Loan loss provision	—	4,072	—	604	138
Contingent purchase consideration	(747)	(1,500)	3,472	—	—
MFFO adjustments from unconsolidated entities (3)
Acquisition fees and expenses	4,921	—	—	—	—
Straight-line adjustments for leases and notes receivable	158	(607)	(646)	(321)	(383)
Loss on extinguishment of debt (7)	2,869	—	—	—	—
Amortization of above/below market intangible assets and liabilities	(54)	(74)	(71)	(129)	(146)

Modified funds from operations	$96,593	$98,603	$95,625	$129,767	$104,410

Weighted average number of shares of common stock outstanding (basic and diluted)	302,250	263,516	235,873	210,192	159,807

FFO per share (basic and diluted)	$0.30	$0.31	$0.51	$0.71	$0.74

MFFO per share (basic and diluted)	$0.32	$0.37	$0.41	$0.62	$0.65

FOOTNOTES:

(1)	Includes amounts related to the properties that are classified as assets held for sale and for which the related results are classified as income (loss) from discontinued operations in the accompanying consolidated statements of operations.
(2)	While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
(3)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.
(4)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expenses, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.

(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Management believes that adjusting for write-offs of lease related assets is appropriate because they are non-recurring non-cash adjustments that may not be reflective of our ongoing operating performance.
(7)	Loss (gain) of extinguishment of debt includes legal fees incurred with the transaction, prepayment penalty fee and the write-off of unamortized loan costs, as applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

CNL Lifestyle Properties, Inc. is a Maryland corporation incorporated on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally lease on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. We also engage third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We have also made loans (including mortgage, mezzanine and other loans) generally collateralized by interests in real estate. We have engaged CNL Lifestyle Advisor Corporation (“the Advisor”).

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of December 31, 2011, we had built a portfolio of 171 lifestyle properties of which one property was sold in January 2012. As of March 10, 2012, our portfolio, when aggregated by initial purchase price, was diversified as follows: approximately 19.6% in ski and mountain lifestyle, 16.5% in golf facilities, 30.7% in senior housing, 12.5% in attractions, 5.3% in marinas and 15.4% in additional lifestyle properties. As of March 10, 2012, these assets consist of 23 ski and mountain lifestyle properties, 51 golf facilities, 52 senior housing properties, 19 attractions, 17 marinas and eight additional lifestyle properties with the following investment structure:

Wholly-owned:
Leased properties (1)	78
Managed properties (2)	41
Held for development	1
Unconsolidated joint ventures:
Leased properties	14
Managed properties	36

170

FOOTNOTES:

(1)	Leased to single tenant operators (fully occupied except for one multi-family residential property), with a weighted-average lease rate of 8.9% (based on weighted-average annualized straight-line rent due under our leases) and an average lease expiration of 16 years.
(2)	Wholly-owned managed properties includes: nine golf facilities, 15 attractions, 10 senior housing properties, two marinas and five additional lifestyle properties.

As a mature REIT, a significant focus will be to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for a future Listing or other liquidity event by December 31, 2015. We are evaluating each of our properties on an ongoing basis and to the extent we consider selling certain assets that we believe are not central to our long-term strategy in an effort to optimize and enhance our portfolio, we will evaluate these assets for impairment in accordance with our policy. We anticipate that proceeds from any future sales will be reinvested into new assets, enhancements to existing assets or to deleverage. We will also continue to reposition certain assets by making strategic tenant or operator changes for properties that we believe will benefit from a new operator based on specific expertise or geographic concentrations that a particular operator possesses.

We currently operate and have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 100% of our REIT taxable income and capital gains to our stockholders and meet other compliance requirements. We are subject to income taxes on taxable income from properties operated by third-party managers. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on all of our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our operating results and cash flows. However, we believe that we are organized and have operated in a manner to qualify for treatment as a REIT beginning with the year ended December 31, 2004. In addition, we intend to continue to be organized and to operate so as to remain qualified as a REIT for federal income tax purposes.

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

Portfolio Trends. A large number of the properties in our real estate portfolio are operated by third-party tenant operators under long-term triple-net leases for which we report rental income and are not directly exposed to the variability of property-level operating revenues and expenses. We also engage third-party managers to operate certain properties on our behalf for which we record the property-level operating revenues and expenses and are directly exposed to the variability of the property’s operations which impacts our results of operations. We believe that the financial and operational performance of our tenants and managers, and the general conditions of the industries within which they operate, provide indicators about our tenants’ health and their ability to pay our rent. We evaluate all of our lifestyle properties as a single industry segment and review performance on a property-by property basis. However, certain economic and industry trends that impact our tenants’ operations can ultimately impact our operating performance. For example, positive growth in visitation and per capita spending may result in our receipt of additional percentage rent and, conversely, declines may impact our tenants’ ability to pay rent to us.

For the year ended December 31, 2011, our tenants and managers reported to us an average increase in revenue of 4.4% and an average decrease in property-level earnings before interest, taxes, depreciation and amortization (“EBITDA”) of 0.4% as compared to the prior year. For the year ended December 31, 2010, our tenants and operators reported to us an average increase in revenue of 3.5% and an average increase in EBITDA of 11.4% as compared to prior year. The following table illustrates property level revenues and EBITDA reported by our tenants and managers for the sectors below. These property level results are not reflected in our results of operations because for those properties under lease arrangements, our results of operations would only reflect rental income in accordance with the terms of our leases. However, we believe that they are indicative of the changing health of our properties and operating trends in our industry. We have no reason not to believe in the accuracy or completeness of this information, but it has not been verified (in thousands):

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	$379,811	$99,560	$377,460	$103,780	0.6%	(4.1)%
Golf	162,606	28,813	160,609	30,140	1.2%	(4.4)%
Attractions	168,752	39,281	163,790	42,754	3.0%	(8.1)%
Senior housing	158,117	46,390	139,453	43,398	13.4%	6.9%
Marinas	33,609	12,266	33,840	13,893	(0.7)%	(11.7)%
Additional lifestyle	175,961	49,140	157,763	42,586	11.5%	15.4%

Total	$1,078,856	$275,450	$1,032,915	$276,551	4.4%	(0.4)%

	Year Ended December 31,
	2010		2009		Increase/(Decrease)
	Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	$357,883	$99,313	$333,757	$84,945	7.2%	16.9%
Golf	160,609	30,136	165,861	30,061	(3.2)%	0.3%
Attractions	138,650	36,901	132,866	33,071	4.4%	11.6%
Marinas	23,566	9,696	23,961	10,026	(1.6)%	(3.3)%
Additional lifestyle	157,763	42,718	153,538	38,255	2.8%	11.7%

Total	$838,471	218,764	809,983	196,358	3.5%	11.4%

FOOTNOTE:

(1)	Represents property-level EBITDA before management fees and rent payments to us, as applicable.

The overall decrease in tenant EBITDA for the year ended December 31, 2011 is primarily attributable to a weak fourth quarter ski season due to extremely low levels of snowfall, (which also impacted the results at the Omni Mount Washington Resort which is included in “Additional lifestyle” assets.) as well as a decrease in our golf and marinas properties which continue to experience challenging operating environments. Although revenues increased at our attractions properties, income was down compared to 2010 as a result in transition costs incurred moving these properties to new operators and higher than normal maintenance costs in 2011 as a result of extreme cost cutting measures in 2010 by our prior tenants. Continued challenges for tenants in those sectors could result in their inability to pay rents and defaults under their leases.

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

Ski and Mountain Lifestyle. According to the National Ski Areas Association (“NSAA”) and the Kottke National End of Season Survey 2010/11, the U.S. ski industry recorded an extraordinary snow year that resulted in 60.5 million ski and snowboard visits for the 2010/11 ski season, marking the all-time highest visitation for any single season. Our ski resorts finished the winter season of 2010/11 with skier visits totaling 5.8 million, or 2.5% above the previous year. Entering the 2011/12 ski season, our resorts saw strong sales of season passes, with multiple resorts pacing ahead of prior year revenues and units sold. As has been widely reported, snowfall for the 2011/2012 season has been significantly below average and we expect our ski tenants to experience declines in revenues and earnings from the previous season. As of the date of this filing even though visitation has been down, we have seen revenue per visit trends improve over the 2010/11 season, largely attributed to ongoing improvement in the U.S. economy with visitors increasing discretionary spending on lodging, retail, and food and beverage. We believe that our ongoing investment in snowmaking infrastructure continues to act as a hedge in seasons with low snowfall, allowing our resorts to open more terrain earlier and maintain the best possible conditions throughout the winter, and often providing a competitive advantage against other areas in each respective region. The trend experienced during the past three ski seasons that saw regional destination and day ski resorts prosper to a greater extent than fly-to destination resorts continues to affect the U.S. ski industry in general, as well as our ski and mountain lifestyle portfolio. As we remain heavily weighted toward regional and day ski resorts located near large drive-to markets, we believe that we are well-positioned to continue benefitting from this trend.

Golf. According to Golf Datatech, one of the industry’s leading providers of information, reported total rounds played in the U.S. for the twelve month period ended December 2011 were down by 2.5% from the same period in 2010. The total number of facilities, nationwide, continued to contract in 2011 and the National Golf Foundation (“NFG”) projects that the net supply of facilities (openings less closures) continues to decline until the supply and demand reach equilibrium. Our golf facilities experienced a decrease in total rounds played by 1.3% compared to the same period in 2010. We attribute the decline in rounds played to unfavorable weather patterns, customer price sensitivity at to our discretionary spending levels.

Senior Housing. Americans 65 years and older are expected to live longer than the elderly did in the past and will need additional housing options to accommodate their special needs. Demand for senior housing options is currently outpacing the existing supply of senior housing units. The supply growth of certain senior housing asset classes over the last decade has declined dramatically following a boom in senior housing development in the 1990’s. According to data from the National Investment Center for the Senior Housing and Care Industry Map Monitor for the third quarter of 2011 (the “Q3 2011 Map Monitor”), overall senior housing occupancy has increased in each of the last four quarters to 88.1% in the third quarter of 2011. We entered the senior housing sector in 2011 and believe this sector will experience revenue growth in 2012.

According to the Q3 2011 Map Monitor, in the third quarter of 2011, absorption of existing senior housing units, which represents the number of net units occupied, reached its highest quarterly level since the third quarter of 2009. According to the same source, new inventory of senior housing units increased by only 1% during 2011, and the pace of absorption of existing inventory is expected to continue to outpace inventory growth during the next four quarters. We believe these positive absorption and occupancy rate trends will continue as the number of senior housing units under construction in 2011 declined approximately 22% from the level in 2010 according to the Q3 2011 Map Monitor.

Attractions. Our properties include regional gated amusement parks and water parks that generally draw most of their visitation from local markets. Regional and local attractions have historically been somewhat resistant to recession, with inclement weather being a more significant factor impacting attendance. Our portfolio on average experienced an increase in revenue of 3.0% in 2011 over prior the year. According to the December 2011 IBIS World Industry Report for “Amusement & Themeparks in the US”, the theme parks faced a pivotal year in 2011, but revenues are expected to grow by 3.6%, with domestic parks expected to grow by an average annual rate of 2.5% through 2016. We believe that revenue growth and EBTIDA at our properties in 2011 lagged the industry due to disruption from our operator transition that took place in early 2011, however, based on these trends and industry research, we believe that the attraction properties in our portfolio will continue to show increases in revenue and EBITDA in 2012 and have good potential for long term growth and revenue generation.

Marinas. According to the August 2011 IBIS World Industry Report on “Marinas in the US”, the industry remaining highly fragmented, with 92.8% of companies employing fewer than 20 people. Therefore, the industry has a large number of small, locally operated and owned establishments. High barriers to entry limit the supply of competing properties and demand is projected to rise as the number of boat sales increase. Common industry drivers are boat ownerships, slip rental, and occupancy. Marina operators are affected by government regulations, rising fuel prices, and general economic conditions. As of December 31, 2011, we own 17 marinas. According to IBIS World, marinas in the United States will face slightly better prospects over the next five years than they have in recent years; however, the industry is mature, so growth is expected to be slow. Over the next five years through 2016, industry revenue is projected to grow approximately 0.8% annually to total $4.1 billion, including growth of 0.7% in 2012. Profit is also expected to rise during the next five years, increasing at a slightly higher annualized rate of 1.5% to about $500 million by 2016.

Seasonality. Many of the asset classes in which we invest experience seasonal fluctuations due to the nature of their business, geographic location, climate and weather patterns. As a result, these businesses experience seasonal variations in revenues that may require our operators to supplement operating cash from their properties in order to be able to make scheduled rent payments to us. We have structured the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy operating period.

As part of our diversification strategy, we have considered the varying and complimentary seasonality of our asset classes and portfolio mix. For example, the peak operating season of our ski and mountain lifestyle assets compliment the peak seasons in our attractions and golf portfolios to help balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with generally accepted accounting principles (“GAAP”). However, seasonality may impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows. Seasonality also impacts the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues.

In addition, seasonality directly impacts certain of our properties where we engage independent third-party managers to operate on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of December 31, 2011, we had a total of 32 wholly-owned managed properties consisting of two golf facilities, 15 attractions properties, 10 senior housing properties and five additional lifestyle properties which include three waterpark hotels, one ski resort hotel and one multi-family residential property. Our consolidated operating results and cash flows during the first, second and fourth quarters will generally be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties.

Conversely, during the third quarter, our consolidated operating results and cash flows will improve during the peak operating months of our large attraction properties.

We continue to believe that our properties have long-term value, and we will continue to manage our portfolio through current market conditions with a long-term view. Our portfolio contains unique, iconic or nonreplicable properties with long-established operating histories. The following information shows the average operating history of each of our operating asset classes based on the date the properties in our portfolio were first opened and demonstrates the resiliency of these assets through a number of economic down-cycles during their operating history.

SOURCE: Economic Cycles as defined by the National Bureau of Economic Research. Average years of operation by property and asset class compiled from Schedule III as included in this filing on Form 10-K.

Troubled Tenants

We have been actively monitoring the performance of several of our golf facilities operated by one tenant which has experienced ongoing challenges due to the general economic environment. The golf industry in particular is still subject to significant discounting from competition and golf courses have a large fixed cost component necessary to keep the facilities in good condition regardless of the number of rounds played in a given day. Additionally, at a number of the facilities, operating expenses have increased even though the properties are being managed in a focused manner. During 2011, in an effort to provide relief to our tenant and diversify our tenant concentration, we provided rent forbearance for selected properties and agreed to sell five properties to allow them to terminate the leases upon the sale of the properties. In addition, we began the transition of seven other properties to new third-party managers to be operated for a period of time (and allowed the tenant to terminate the leases at the time of transition). We also provided them with additional loans of approximately $2.9 million, of which approximately $1 million had been repaid as of December 31, 2011. As a result of our efforts to diversify and provide relief, we recorded impairment provisions of approximately $13.7 million and a loss from the write-off of deferred rent of approximately $2.0 million related to the five properties approved to be sold (and classified as assets held for sale) which we recorded as part of discontinued operations. We also recorded an impairment provision of approximately $3.2 million related to one property and a loss from the write-off of deferred rent of approximately $6.5 million on the seven golf facilities we expect to transition to third party managers. As of the date of this filing, we had completed the sale of two of the five properties identified for sale and transitioned the seven properties to third-party managers. We anticipate completing the sale of the remaining properties during 2012.

Through the date of this filing, we are continuing to assess the need for additional support for the golf tenant described above. We are evaluating several possibilities that may include providing additional working capital advances in the form of lease incentives, amending the leases to reduce or defer rent, deferring increases to the annual rent until future periods and increasing our investment in the properties by funding some deferred capitalized expenditures. We believe this additional support will enable our tenant to work through its financial difficulties and begin operating profitably by 2013.

Additionally, we steadily monitored the performance of another golf property (with another operator) and two of our marina properties which also had ongoing challenges due to the general economic environment and defaulted on their lease payments to us. As a result, in 2011 we transitioned the golf property to a third-party manager and in 2012, transitioned the marina properties to third-party managers to operate for a period of time. For the year ended December 31, 2011, we recorded a loss on lease terminations of approximately $1.4 million and wrote off approximately $0.9 million of past due rent that was deemed uncollectable on the properties. We evaluated these properties’ operating performance and based on the current and projected operating cash flows, the properties were not deemed impaired.

During 2010, PARC Management, LLC (“PARC”), one of our largest attraction tenants, defaulted on its lease payments and loan obligations to us. As a result, we terminated our leases with PARC and transitioned the properties to new third-party managers. The transition of the properties was completed by February 2011. In addition, we also terminated our leases on an additional lifestyle property. In connection with these transitions, we recorded a loss on lease terminations for the year ended December 31, 2010 totaling approximately $54.9 million and a loan loss provision of approximately $4.1 million related to the notes receivable and accrued interest, which were deemed uncollectible.

Liquidity and Capital Resources

General. Our principal demand for funds during the short and long-term will be for property acquisitions and enhancements, payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and enhancements are generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by rental income, property operating income for managed properties, interest collections on the loans we make, interest earned on our cash balances and distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could result in the need to borrow more to maintain the same level of distributions or decrease the level of distributions. We also have approximately $115.4 million available under our revolving line of credit, which remains unfunded as of March 10, 2012.

Going forward and consistent with the life cycle of our company, we intend to make selective property acquisitions within the parameters of our conservative investment policies with our cash on hand, the proceeds from our Reinvestment Plan, our line of credit and other long-term debt financing including the senior notes. See “Indebtedness” below for additional information.

We intend to continue to pay distributions to stockholders on a quarterly basis. Operating cash flows are expected to continue to be generated from properties, loans and other permitted investments to cover a significant portion of such distributions and any temporary shortfalls are expected to be funded with borrowings. In the event that our properties do not perform as expected or our lenders place additional limitations on our ability to pay distributions, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long-term.

We believe that our current liquidity needs for operating expenses, debt service and cash distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash. We believe that our leverage is still relatively low and that we will be able to refinance the majority of our debt as it comes due and will continue to explore additional borrowing opportunities. From time to time we will consider additional open market purchases of our senior unsecured securities or other indebtedness when considered advantageous. The acquisition of additional real estate investments will be dependent upon the amount and pace of capital raised through our Reinvestment Plan and our ability to obtain additional long-term debt financing.

Sources and Uses of Liquidity and Capital Resources

Common Stock Offering. Through April 2011, our main source of capital had been from our common stock offerings. On April 9, 2011, we completed our third offering of common stock and will not commence another public offering but will continue to offer our shares of common stock to existing stockholders through our Reinvestment Plan. On May 2, 2011, we filed a registration statement on Form S-3 under the Securities Exchange Act of 1933, as amended, to register the sale of up to $250 million in shares of common stock (26.3 million shares at $9.50 per share) under the Reinvestment Plan.

As of April 9, 2011, we cumulatively had raised approximately $3.2 billion (322.1 million shares) in subscription proceeds through three public offerings, including approximately $290.1 million (30.5 million shares) received through our Reinvestment Plan. During the first quarter and up through the end of the primary stock offering we experienced a significant increase in sales of our common stock and raised an additional $207.6 million. During the period from April 10, 2011 through December 31, 2011, we received $63.4 million (6.7 million shares) through our Reinvestment Plan.

Indebtedness. We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of December 31, 2011, our leverage ratio, calculated as total indebtedness over total assets, was 31.5%. We have $52.0 million in seller financing maturing in March 2012. We are currently in discussions to refinance or repay all or a portion of this loan.

As of December 31, 2011 and 2010, our indebtedness consisted of the following (in thousands):

	December 31,
	2011	2010
Mortgages payable
Fixed rate debt	$331,612	$415,877
Variable rate debt (1)	134,875	138,666
Discount	(293)	(3,399)
Sellers financing
Fixed rate debt	52,000	52,000

Total mortgages and other notes payable	518,194	603,144

Line of credit	—	58,000

Senior notes	396,550	—
Discount	(2,768)	—

Total notes	393,782	—

Total indebtedness	$911,976	$661,144

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $134.9 million and $95.5 million as of December 31, 2011 and 2010, respectively that has been swapped to fixed rates.

Mortgages and Other Notes Payable. For the year ended December 31, 2011, we obtained or modified the following loans (in thousands):

	Monthly Payment Terms (Loan Collateral)	Interest Rate	Date of Agreement	Maturity Date	Principal Amount
Variable rate debt:

Mortgage debt (1)	Principal & interest (one ski and mountain lifestyle property)	30 day LIBOR + 4.5%	1/13/2011	12/31/2015	$18,000

Mortgage debt (2)	Principal & interest (one additional lifestyle property)	30 day LIBOR +3.0%	8/29/2011	8/29/2016	25,000

Fixed rate debt:

Mortgage debt	Principal & interest (six senior housing properties)	4.5%	9/29/2011	10/15/2018	53,000

Mortgage debt	Principal & interest (one attractions property)	6.8%	9/21/2011	9/28/2016	20,000

Mortgage debt	Principal & interest (two waterpark hotel properties)	6.1%	10/7/2011	3/1/2016	53,168	(3)

				Total	$169,168

FOOTNOTES:

(1)	On January 13, 2011, we entered into an interest swap thereby fixing the rate at 6.7%.
(2)	On August 30, 2011, we entered into an interest rate swap thereby fixing the rate at 4.3%.
(3)	On October 7, 2011, we completed a troubled debt restructure of our non-recourse mortgage loan encumbering two waterpark hotel properties with an outstanding principal balance of approximately $61.9 million. Under the terms of the restructure we agreed to make an investment of approximately $10.5 million (“Additional GW Investment”) of which approximately $5.7 million was used to pay the original principal and approximately $4.8 million is reserved for capital improvements. Under a troubled debt restructure, the debt is recorded at an amount equal to the total cash payments, including both principal and interest, under the new terms, the $53.2 million in the table above represents the total cash payments under the new debt. In connection with the restructure, we recorded loss on extinguishment of debt of approximately $1.0 million primarily related to legal costs incurred in connection with the troubled debt restructure, which has been included in the accompanying statements of operations.

We received a three-year extension on the maturity of the debt to March 1, 2016. The lender agreed to forgive $14.0 million in principal and converted $7.2 million in principal to the right to receive payments subject to future performance of the properties. Monthly interest-only payments on $35.0 million in principal are payable at the rate of 6.1% through August 1, 2012 at which time the loan will be subject to a 25-year period amortization.

Payments on the $7.2 million contingent principal will have an annual interest rate of 6.1% and are subordinate to us first receiving an amount equal to $8.8 million of the Additional GW Investment plus a return of 9.0%. Once this occurs the lender will have the right to receive 50.0% of the net cash flows from the properties as defined in the agreement. At maturity, the lender will have the opportunity to receive any unpaid portion of the $7.2 million contingent principal plus interest based on the appraised value at that time.

Our management has evaluated the two waterpark properties’ operating performance and based on the estimated current and projected cash flows, determined that the properties were not deemed impaired.

As of December 31, 2011, three of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total asset ratio, with which we are in compliance. Our other long-term borrowings are not subject to any significant financial covenants.

From January 1, 2012 and through the date of this filing, we have obtained the following additional loans (in thousands):

	Monthly Payment Terms (Loan Collateral)	Interest Rate	Date of Agreement	Maturity Date	Principal Amount
Fixed rate debt (1):
Mortgage debt	Monthly principal and interest (three senior housing properties)	4.4% - 4.5%	2/28/2012	10/5/2018	$17,500
Mortgage debt	Monthly principal and interest (one ski and mountain resort lifestyle property)	6.0%	3/2/2012	4/5/2017	13,300

Total					$30,800

FOOTNOTE:

(1)	These loans are cross-collateralized with two of our existing loans, one of which resulted in an extension of maturity to April 5, 2017.

See Item 8. “Financial Statements and Supplementary Data” — Note 11. “Indebtedness” for additional information on mortgages and other notes payable obtained prior to January 1, 2011.

See also “Off Balance Sheet and Other Arrangements—Borrowings of Our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

Senior Notes. On April 5, 2011, we issued $400 million in senior notes, which were sold at an offering price of 99.249% of par value, resulting in net proceeds to us of approximately $388.0 million, net of transaction costs, of which approximately $210.1 million was used to refinance existing debts including the pay-down of our line of credit. The remaining balance has been, and will be, used for acquisitions of additional properties and working capital needs. The senior notes mature on April 15, 2019, and bear interest at a rate of 7.25% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on October 15, 2011. The senior notes are our senior obligations and are guaranteed by certain of our subsidiaries. The senior notes were sold at a discount with an effective rate of 7.389%. On October 4, 2011, we repurchased, at a discount, the face value of approximately $3.5 million and recorded approximately $0.6 million in gain, reducing our liability in the senior notes.

The terms of the indenture governing the senior notes, among other things, place certain limitations on our ability and certain of our subsidiaries to (i) transfer and sell assets; (ii) pay dividends or make certain distributions, buy subordinated indebtedness or securities or make certain other restricted payments; (iii) incur or guarantee additional indebtedness or issue preferred stock; (iv) incur dividend or other payment restrictions affecting restricted subsidiaries; (v) merge, consolidate or sell all or substantially all of our assets; (vi) enter into certain transactions with affiliates; or (vii) engage in business other than a business that is the same or similar to our current business or a reasonably related extension thereof. These covenants are subject to a number of limitations and exceptions that are described in the indenture. Additionally, the indenture require us to maintain, at all times, total unencumbered assets of not less than 150% of the aggregate principal amount of our consolidated unsecured indebtedness. We are in compliance with these covenants.

At any time prior to April 15, 2014, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the senior notes at a redemption price equal to 107.3% of the principal amount. At any time prior to April 15, 2015, we may redeem all or part of the senior notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, we may redeem some or all of the senior notes on or after April 15, 2015, at redemption prices set forth in the indenture, together with accrued and unpaid interest.

Line of Credit. On August 4, 2011, we amended our revolving line of credit arrangement to increase the borrowing capacity up to $125.0 million, with a current borrowing capacity of approximately $115.4 million based on the value of the underlying collateral. The terms of the revolving line of credit remained substantially similar.

The following is a schedule of future principal payments and maturities for all indebtedness (in thousands):

2012	$67,208
2013	16,137
2014	33,908
2015	109,485
2016	160,400
Thereafter	527,899

Total	$915,037

Operating Cash Flows. Our net cash flows provided by operating activities was approximately $83.1 million for the year ended December 31, 2011 which consisted primarily of rental income from operating leases, property operating revenues, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances offset by payments made for operating expenses including property operating expenses and asset management fees to our Advisor. Net cash flows provided by operating activities was approximately $79.8 million for the year ended December 31, 2010. The increase in operating cash flows of approximately $5.3 million or 6.7% as compared to the prior year is principally attributable to:

•

A reduction in acquisition fees and costs paid during 2011 as compared to 2010 due to not incurring acquisition fees, which are based on offering proceeds, due to the completion of our third offering on April 9, 2011, offset in part by an increase in acquisition activity during 2011; and

•	An increase in distributions received from two of our unconsolidated entities,

offset, in part, by;

•	An increase in cash paid for interest on our additional borrowings; and

•	An increase in our operating expenses as a result of the increase in our total assets under management.

Real Estate Sales. During the year ended December 31, 2011, we completed the sale of three attractions properties and one golf facility for approximately $21.0 million of which we received approximately $8.5 million and approximately $12.5 million in notes. In connection with the sale, we recorded a gain of approximately $1.2 million.

Acquisitions

Consolidated Entities. During the year ended December 31, 2011, we acquired the following properties (in thousands).

Property/Description	Location	Date of Acquisition	Purchase Price
The Omni Mount Washington Resort— One golf facility, resort amenities and development land	New Hampshire	8/12/2011	$10,500
Culpepper Place at Branson Meadows— One senior housing property	Missouri	8/31/2011	$9,850
Culpepper Place at Chesterfield Village— One senior housing property	Missouri	8/31/2011	$12,200
Culpepper Place of Nevada— One senior housing property	Missouri	8/31/2011	$425
Culpepper Place of Springdale— One senior housing property	Arkansas	8/31/2011	$8,850

Property/Description	Location	Date of Acquisition	Purchase Price
Culpepper Place of Springfield— One senior housing property	Missouri	8/31/2011	$7,725
Culpepper Place of Jonesboro— One senior housing property	Arkansas	8/31/2011	$7,950
Town Center Village— One senior housing property	Oregon	8/31/2011	$40,967
Stevens Pass Mountain Resort— One ski and mountain lifestyle property	Washington	11/17/2011	$20,475
Grand Victorian of Pekin— One senior housing property	Illinois	12/29/2011	$9,930
Grand Victorian of Sterling— One senior housing property	Illinois	12/29/2011	$9,700
Grand Victorian of Washington— One senior housing property	Illinois	12/29/2011	$11,120

Total			$149,692

The senior housing properties are operated under management agreements with third-party management operators for a term of five to 10 years, with renewal options. The ski and mountain lifestyle property is subject to a long-term triple-net lease with renewal options. The golf facility, resort amenities and development land were additional asset acquisitions at our Mount Washington Resort and as such are included under that management agreement.

Unconsolidated Entities. During the year ended December 31, 2011, we acquired ownership interests in 42 senior housing properties through three newly formed joint ventures with Sunrise Living Investments, Inc. (“Sunrise”) with an aggregate agreed upon value of approximately $931.5 million. See Item 2. “Properties” for additional information including a listing of the properties and a description for each.

	Percentage of Membership Interest		Date of	Number of	Purchase Price (4)	Financing (4)	Preferred
Name	CNL	Sunrise	Acquisition	Properties	(in millions)		Return
CNLSun I Venture (1)	60.0%	40.0%	1/10/11	29	$630.5	$435.0	11.0% to 11.5%
CNLSun II Venture (2)	70.0%	30.0%	8/2/11	6	$131.0	$104.5	11.0% to 13.0%
CNLSun III Venture (3)	67.9%	32.1%	10/12/11	7	$170.0	$120.0	10.0%

FOOTNOTES:

(1)	We entered into agreements with US Assisted Living Facilities III, Inc. (“Seller”), an affiliate of an institutional investor, and Sunrise to acquire the communities through a new joint venture formed by us and Sunrise (“CNLSun I”). We acquired our membership interests for an equity contribution of approximately $134.3 million, including certain transactional and closing costs. Sunrise contributed cash and its interest in the previous joint venture with Seller for its membership interest in the CNLSun I.
(2)	We entered into agreements with Metropolitan Connecticut Property Ventures, LLC, an affiliate of MetLife, Inc. (“Seller”), and Sunrise to acquire the communities through a new joint venture formed by us and Sunrise, CNLSun Partners II, LLC (“CNLSun II”). We acquired our membership interests in CNLSun II for an equity contribution of approximately $19.0 million, excluding certain transactional and closing costs. Sunrise contributed $8.1 million, in cash, for its membership interest in CNLSun II.
(3)	We entered into agreements with Master MorSun Acquisition LLC (“Seller”), an affiliate of an institutional investor, and Sunrise, a wholly-owned subsidiary of Sunrise to acquire the Sun III communities through a new joint venture formed by us and Sunrise, CLPSun Partners III, LLC (“CNLSun III”). We acquired our membership interests in CNLSun III for an equity contribution of approximately $36.0 million, including certain transactional and closing costs, and a pro rata share of the loan proceeds from the new debt financing. Sunrise acquired its membership interests in CNLSun III by transferring its interest in the previous joint venture with Seller, and contributing its pro rata share of the loan proceeds from the new debt financing.
(4)	Amounts represent 100% of the ventures’ purchase price and financing. The ventures obtained and/or assumed existing loans in connection with the acquisitions of the properties. See “Off-Balance Sheet and Other Arrangements” for additional information.

Under the terms of the partnership agreements with Sunrise, we are entitled to a preferred return on our invested capital for the first six years and share control over major decisions with Sunrise. Sunrise holds an option to buy out our interests in the joint ventures in years three through six at a price which would provide us with a 13.0% to 14.0%, 16.0% and 13.0% internal rate of return depending on the date of exercise for CNLSun I Venture, CNLSun II Venture and CNLSun III Venture, respectively. Sunrise manages the properties under each of these joint ventures.

The ventures are accounted for under the equity method of accounting and we record our equity in earnings or losses of the ventures’ under the hypothetical liquidation of book value (“HLBV”) method of accounting due to the ventures’ structures and the preferences we receive on the distributions. Under this method, we recognize income or loss in each period based on the change in liquidation proceeds we would receive from a hypothetical liquidation of our investment in the ventures based on depreciated book value.

Distributions from Unconsolidated Entities. As of December 31, 2011, we had investments in 50 properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the years ended December 31, 2011 and 2010, we were entitled to operating distributions of approximately $31.4 million and $12.8 million, respectively, from the operation of these entities. These distributions are generally received within 45 days after each quarter end. We received cash distributions from our unconsolidated entities of approximately $25.9 million and $12.7 million for the years ended December 31, 2011 and 2010, respectively.

Mortgages and Other Notes Receivable, net. We used cash raised through our public offerings to make or acquire real estate related loans. As of December 31, 2011 and 2010, mortgages and other notes receivable consisted of the following (in thousands):

	December 31,
	2011	2010
Principal	$120,275	$116,503
Accrued interest	3,364	2,347
Acquisition fees, net	753	1,750
Loan origination fees, net	(40)	(101)
Loan loss provision (1)	—	(4,072)

Total carrying amount	$124,352	$116,427

FOOTNOTE:

(1)	We settled loans and wrote off the related loan loss provision for loans that were deemed uncollectible in connection with the lease termination and settlement agreement with PARC Management, LLC (“PARC”), as described above under “Troubled Tenants”.

For the year ended December 31, 2011, we received approximately $9.5 million in repayment of loans and issued mortgages notes receivable of approximately $5.8 million.

In 2010, we committed to fund two construction loans to two existing borrowers totaling approximately $10.1 million. On September 16, 2011, one of the borrowers repaid its outstanding construction loan of approximately $3.1 million, including interest. As of December 31, 2011 and 2010, approximately $6.8 million and $5.0 million, respectively, were outstanding on the remaining construction loan.

See Item 8. “Financial Statements and Supplementary Data” — Note 9, “Mortgages and Other Notes Receivable, net” for additional information on loans obtained prior to January 1, 2011.

The following is a schedule of future principal maturities for all mortgages and other notes receivable (in thousands):

2012	$86,217
2013	5,950
2014	52
2015	57
2016	5,222
Thereafter	22,777

Total	$120,275

Distributions. We intend to declare and pay distributions to stockholders on a quarterly basis. The amount of distributions declared to our stockholders is determined by our Board of Directors and is dependent upon a number of factors, including:

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

The following table presents total distributions declared including cash distributions, distributions reinvested and distributions per share for the years ended December 31, 2011 and 2010 (in thousands except per share data):

					Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (1)	Cash Distributions	Cash Flows From (Used In) Operating Activities (2)
2011 Quarter
First	$0.1563	$45,040	$20,072	$24,968	$24,317
Second	0.1563	47,430	21,135	26,295	27,257
Third	0.1563	47,874	21,210	26,664	41,299
Fourth	0.1563	48,103	21,079	27,024	(9,809	)(3)

Year	$0.6252	$188,447	$83,496	$104,951	$83,064	(3)

2010 Quarter
First	$0.1563	$38,987	$17,463	$21,524	$25,134
Second	0.1563	40,092	17,913	22,179	28,948
Third	0.1563	41,593	18,465	23,128	43,372
Fourth	0.1563	43,267	19,243	24,024	(17,678	)(3)

Year	$0.6252	$163,939	$73,084	$90,855	$79,776	(3)

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offerings and debt financings as opposed to operating cash flows. The Board of Directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with borrowings.

For the years ended December 31, 2011, 2010 and 2009, approximately 0.0%, 0.3% and 4.4%, respectively, of the distributions paid to stockholders were considered taxable income and approximately 100.0%, 99.7% and 95.6%, respectively, were considered a return of capital to stockholders for federal income tax purposes. Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2011 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2012. No amounts distributed to stockholders for the years ended December 31, 2011, 2010 and 2009 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Common Stock Redemptions. The following details our redemptions for the years ended December 31, 2011 and 2010, respectively (in thousands except per share data):

	First	Second	Third	Fourth	Full Year
2011 Quarters
Requests in queue	3,595	4,036	5,328	6,016	3,595
Redemptions requested	1,227	2,133	1,475	1,170	6,005
Shares redeemed:
Prior period requests	(631)	(500)	(503)	(609)	(2,243)
Current period request	(135)	(256)	(265)	(158)	(814)
Adjustments (1)	(20)	(85)	(19)	—	(124)

Pending redemption requests (2)	4,036	5,328	6,016	6,419	6,419

Average price paid per share	$9.79	$9.83	$9.83	$9.80	$9.81

	First	Second	Third	Fourth	Full Year
2010 Quarters
Requests in queue	1,324	1,387	2,263	3,043	1,324
Redemptions requested	1,981	1,746	1,583	1,372	6,682
Shares redeemed:
Prior period requests	(1,200)	(538)	(540)	(558)	(2,836)
Current period request	(594)	(225)	(226)	(208)	(1,253)
Adjustments (1)	(124)	(107)	(37)	(54)	(322)

Pending redemption requests (2)	1,387	2,263	3,043	3,595	3,595

Average price paid per share	$9.73	$9.83	$9.79	$9.79	$9.77

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

The amount redeemed on a quarterly basis, if any, is determined by our Board of Directors in its sole discretion. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings.

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, redemptions will occur on a pro rata basis at the end of each quarter, with the actual redemption occurring at the beginning of the next quarter. Stockholders whose shares are not redeemed due to insufficient funds in that quarter will have their requests carried forward and be honored at such time as sufficient funds exist. In such case, the redemption request will be retained and such shares will be redeemed before any subsequently received redemption requests are honored, subject to certain priority groups for hardship cases. Redeemed shares are considered retired and will not be reissued. There is currently a sizable backlog and a waiting list for redemption requests and stockholders will likely wait a long period of time to have their shares redeemed. See Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities” — “Redemption of Shares” for additional information.

Effective for the first quarter of 2012, our Board of Directors has approved redemptions of up to $1.75 million per calendar quarter. Our Board of Directors will continue to evaluate and determine the amount of shares to be redeemed based on what it believes to be in the best interests of the company and our stockholders, as the redemption of shares dilutes the amount of cash available to make acquisitions and for other corporate purposes.

Stock Issuance Costs and Other Related Party Arrangements. On April 9, 2011, we entered into an advisory agreement with CNL Lifestyle Advisor Corporation (the “Advisor”). The terms of this agreement are similar to the terms of the advisory agreement we had with our former advisor, CNL Lifestyle Company, LLC. The individuals who served as officers of the former advisor and directors of its managing member served in those capacities with the Advisor at the inception of the new agreement. Certain of our directors and officers hold similar positions with the Advisor and CNL Securities Corp., the managing dealer of our common stock offerings (the “Managing Dealer”).

Our chairman of the board indirectly owns a controlling interest in CNL Financial Group Inc., our sponsor and an affiliate of the Managing Dealer. The Managing Dealer received fees and compensation in connection with our common stock offerings, which were completed on April 9, 2011, and the Advisor receives fees and compensation in connection with the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $79.4 million, $72.4 million and $56.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Of these amounts, approximately $1.1 million and $5.6 million are included in due to affiliates in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively. Our Advisor and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our organization, offering, acquisitions and operating activities. Reimbursable expenses for the years ended December 31, 2011, 2010 and 2009 were approximately $13.0 million, $13.2 million and $13.3 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended December 31, 2011, 2010 and 2009, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $4.4 million and $5.3 million as of December 31, 2011 and 2010, respectively.

Results of Operations

As of December 31, 2011, 2010 and 2009, we had invested in 171, 122, and 115 properties respectively, through the following investment structures:

	December 31,
	2011	2010	2009
Wholly-owned:
Leased properties	88	98	99
Managed properties	32	15	6
Held for development	1	1	2
Unconsolidated joint ventures:
Leased properties	14	8	8
Managed properties	36	—	—

	171	122	115

FOOTNOTE:

(1)	As of December 31, 2011, wholly-owned managed properties include: two golf facilities, 15 attractions, 10 senior housing properties and five additional lifestyle properties.

The following table summarizes our operations for the years ended December 31, 2011, 2010 and 2009 (in thousands except per share data):

	Year Ended December 31,			% Change	% Change
	2011	2010	2009	2011 vs 2010	2010 vs 2009
Revenues:
Rental income from operating leases	$171,008	$198,172	$201,011	(13.7)%	(1.4)%
Property operating revenues	236,100	86,498	35,246	173.0%	145.4%
Interest income on mortgages and other notes receivable	12,963	15,832	12,778	(18.1)%	23.9%

Total revenues	420,071	300,502	249,035	39.8%	20.7%

Expenses:
Property operating expenses	198,235	79,298	34,665	150.0%	128.8%
Asset management fees to advisor	31,802	26,808	25,075	18.6%	6.9%
General and administrative	16,630	14,228	13,908	16.9%	2.3%
Ground lease and permit fees	15,105	12,089	11,060	24.9%	9.3%
Acquisition fees and costs	11,168	14,149	14,616	(21.1)%	(3.2)%
Other operating expenses	9,476	2,521	9,531	275.9%	(73.5)%
Bad debt expense	773	2,110	2,313	(63.4)%	(8.8)%
Loan loss provision	—	4,072	—	n/a	n/a
Loss on lease terminations	7,189	54,921	4,506	(86.9)%	1,118.8%
Impairment provision	3,199	24,838	—	(87.1)%	n/a
Depreciation and amortization	122,362	124,136	121,684	(1.4)%	2.0%

Total expenses	415,939	359,170	237,358	15.8%	51.3%

Operating income (loss)	4,132	(58,668)	11,677	107.0%	(602.4)%

Other income (expense):
Interest and other income (expense)	(50)	2,759	2,611	(101.8)%	5.7%
Interest expense and loan cost amortization	(60,117)	(49,919)	(39,904)	20.4%	25.1%
Gain (loss) on extinguishment of debt	(566)	15,261	—	(103.7)%	n/a
Equity in earnings of unconsolidated entities	1,022	10,978	5,630	(90.7)%	95.0%

Total other expense	(59,711)	(20,921)	(31,663)	185.4%	(33.9)%

Loss from continuing operations	(55,579)	(79,589)	(19,986)	(30.2)%	298.2%
Discontinued operations	(14,031)	(2,300)	666	510.0%	(445.3)%

Net loss	$(69,610)	$(81,889)	$(19,320)	(15.0)%	323.9%

Loss per share of common stock (basic and diluted)
Continuing operations	$(0.18)	$(0.30)	$(0.08)	40.0%	(275.0%)
Discontinued operations	(0.05)	(0.01)	0.00	(400.0%)	0.0%

	$(0.23)	$(0.31)	$(0.08)	25.8%	(287.5)%

Weighted average number of shares of common stock outstanding (basic and diluted)	302,250	263,516	235,873

Year ended December 31, 2011 compared to Year ended December 31, 2010

Rental income from operating leases. Rental income from operating leases decreased 13.7% for the year ended December 31, 2011 as compared to the same period in 2010. During 2010, certain tenants experienced operating challenges and defaulted on their lease payments to us. As a result, we terminated 17 attractions property leases and one additional lifestyle property lease and transitioned these properties from leased to managed arrangements during the fourth quarter of 2010 and the first quarter of 2011. The decrease in rental income was offset in part by capital expansion projects that have increased the lease basis and base rents for certain of our properties and by one golf facility that was transitioned from managed to a leased arrangement during 2011. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands):

	For the Year Ended December 31,
Properties Subject to Operating Leases	2011	2010	$ Change	% Change
Ski and mountain lifestyle	$90,735	$87,769	$2,966	3.4%
Golf	41,194	42,234	(1,040)	(2.5%)
Attractions	11,320	39,815	(28,495)	(71.6%)
Marinas	21,360	19,599	1,761	9.0%
Additional lifestyle	6,399	8,755	(2,356)	(26.9%)

Total	$171,008	$198,172	$(27,164)	(13.7%)

For the years ended December 31, 2011 and 2010, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.8%. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and theme park operations, residential fees at our senior housing properties and other service revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the years ended December 31, 2011 and 2010 (in thousands):

	For the Year Ended December 31,
Properties Operated Under Third-Party Managers	2011	2010	$ Change	% Change
Golf	$10,639	$14,888	$(4,249)	(28.5%)
Attractions	129,709	244	129,465	53,059.4%
Senior housing	8,867	—	8,867	n/a
Additional lifestyle	86,885	71,366	15,519	21.7%

Total	$236,100	$86,498	$149,602	173.0%

As of December 31, 2011 and 2010, we had a total of 32 and 15 managed properties, respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues are primarily attributable to (i) the attractions properties that were previously subject to leasing arrangements in 2010 are now operated by third-party managers on our behalf, (ii) increased revenue of our additional lifestyle properties due to improved performance at the Omni Mount Washington Hotel. The improved performance was a result of renovations and improvements made to the property over the past several years and improved results at our two waterpark hotel properties and (iii) the acquisition of seven senior housing properties during 2011 that are subject to management agreements. This was offset by lower operating revenues from our managed golf facilities primarily as a result of one course being re-leased in 2011, therefore recording its operations for a partial period in 2011 as compared to full period in 2010.

Interest income on mortgages and other notes receivable. For the years ended December 31, 2011 and 2010, we earned interest income of approximately $13.0 million and $15.8 million, respectively, on our performing loans with an aggregate principal balance of approximately $120.3 million and $111.4 million as of December 31, 2011 and 2010, respectively. The decrease is attributable to three loans that were deemed uncollectible in connection with PARC’s lease termination and were written off in the third quarter of 2010 and the repayment of three loans in the fourth quarter of 2010, offset in part by additional loans made.

Property operating expenses. Property operating expenses from managed properties increased principally as a result of the properties that were previously subject to leasing arrangements in 2010 and are now operated by third-party managers on our behalf. See “Property operating revenues” above for additional information. The following information summarizes the expenses of our properties that are operated by third-party managers for the years ended December 31, 2011 and 2010 (in thousands):

	For the Year Ended December 31,
Properties Operated Under Third-Party Managers	2011	2010	$ Change	% Change
Golf	$10,108	$13,536	$(3,428)	(25.3)%
Attractions	104,783	826	103,957	12,585.6%
Senior housing	6,370	—	6,370	n/a
Additional lifestyle	76,974	64,936	12,038	18.5%

Total	$198,235	$79,298	$118,937	150.0%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the years ended December 31, 2011 and 2010, asset management fees to our Advisor were approximately $31.8 million and $26.8 million, respectively. The increase in such fees is due to an increase in invested assets from the acquisition of additional real estate properties and loans made during 2011.

General and administrative. General and administrative expenses totaled approximately $16.6 million and $14.2 million for the years ended December 31, 2011 and 2010, respectively. The increase is primarily attributable to (i) higher investor maintenance fees paid to an affiliate of our sponsor for services provided to maintain our investors’ accounts and transfer agent services and higher distribution costs from mailings primarily as a result of a larger stockholder base and (ii) higher legal personnel charges and legal services.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the years ended December 31, 2011 and 2010, ground lease and land permit fees were approximately $15.1 million and $12.1 million, respectively. The increase is attributable to the increase in gross revenue of certain underlying properties increasing ground lease and permit fees and the growth of our property portfolio.

Acquisition fees and costs. Acquisition fees were paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and are generally 3% of gross offering proceeds. Acquisition fees and costs totaled approximately $11.2 million and $14.1 million for the years ended December 31, 2011 and 2010, respectively. The decrease is primarily due to the reduction in the sale of our common stock resulting from the completion of our third offering on April 9, 2011, offset in part by an increase in acquisition activity during 2011. Going forward, we do not anticipate incurring acquisition fees which are based on offering proceeds, however, we will continue to incur acquisition costs in connection with our acquisitions.

Other operating expenses. Other operating expenses totaled approximately $9.5 million and $2.5 million for the years ended December 31, 2011 and 2010, respectively. The increase is primarily attributable to the write-off of master planning costs associated with a resort expansion that were not approved by the U.S. Forest Service for one of our ski and lifestyle properties, higher state, sales and franchise tax expenses from the managed properties that were previously subject to leasing arrangements in 2010 and higher repairs and maintenance expenses.

Bad debt expense. Bad debt expense was approximately $0.8 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively. The decrease is primarily attributable to lower past due rents on the properties being transitioned to third-party managers and a reduction in the number of properties that are being transitioned from leased to managed structure in 2011 as compared to 2010. In addition, during 2011 approximately $0.6 million of past due rents that was deemed uncollectible in 2010 were subsequently collected.

Loan loss provision. Loan loss provision was approximately $4.1 million for the year ended December 31, 2010, due to the write-off of notes receivable from PARC properties that were deemed uncollectible. We did not record a loan loss provision for the year ended December 31, 2011.

Loss on lease terminations. Loss on lease terminations was approximately $7.2 million and $54.9 million for the years ended December 31, 2011 and 2010, respectively. The decrease is primarily due to lower amounts of deferred rents, intangible in-place lease assets and lease incentives on the properties that were being transitioned to third-party managers in 2011 as compared to 2010. For the years ended December 31, 2011 and 2010, we wrote off deferred rent and intangible in-place lease assets of approximately $8.1 million and $29.2 million, respectively. In addition, we wrote off lease incentives of approximately $14.6 million in 2010. We did not write off any lease incentives for the year ended December 31, 2011.

Impairment provision. Impairment provision was approximately $3.2 million and $24.8 million for the years ended December 31, 2011 and 2010, respectively. During 2011, as described above under “Troubled Tenants,” we determined the carrying value of one golf facility was not recoverable and recorded an impairment provision of approximately $3.2 million on that golf facility. During 2010, we determined certain of our properties’ carrying values were not recoverable and recorded impairment provisions of approximately $24.8 million on two waterpark hotel properties and one attractions property.

Depreciation and amortization. Depreciation and amortization expenses were approximately $122.4 million and $124.1 million for the years ended December 31, 2011 and 2010, respectively. The decrease is primarily due to an impairment provision that reduced the depreciable basis on our two waterpark hotel properties in 2010 and on certain of our golf facilities in 2011, which reduced the depreciation expense applicable to those properties. The decrease is also attributable to our equipment at various properties becoming fully depreciated, offset in part by depreciation and amortization on newly acquired properties.

Interest and other income. Interest and other income (expense) totaled approximately $(0.05) million and $2.8 million for the years ended December 31, 2011 and 2010, respectively. The change is primarily due to a lease termination fee received in 2010 by one of our tenants in connection with transitioning a lease of approximately $1.7 million during 2010 and a reduction in interest income resulting from lower cash on hand coupled with a general decrease in rates paid by depository institutions on short-term deposits. During the years ended December 31, 2011 and 2010, we received an average yield of 0.1% and 0.4%, respectively.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $60.1 million and $49.9 million for the years ended December 31, 2011 and 2010, respectively. The increase is attributable to the issuance of our senior notes and mortgage financing obtained in late 2010 and in 2011, offset by the repayment and the restructuring of certain of our loans.

Gain (loss) on extinguishment of debt. Gain (loss) on extinguishment of debt was approximately $(0.6) million and $15.3 million for the years ended December 31, 2011 and 2010, respectively. During 2011, we restructured two non-recourse loans, collateralized by our two waterpark hotels, with a principal outstanding balance of approximately $61.9 million. During 2010, we restructured our loan, collateralized by our multi-family residential property, with a principal outstanding balance of approximately $85.4 million. See Item 8. “Financial Statements and Supplementary Data” — Note 11. “Indebtedness” for additional information on the troubled debt restructure.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2011	2010	$ Change	% Change
DMC Partnership	10,805	10,775	30	0.3%
Intrawest Venture	776	203	573	282.3%
CNLSun I Venture	(8,404)	—	(8,404)	n/a
CNLSun II Venture	(1,102)	—	(1,102)	n/a
CNLSun III Venture	(1,053)	—	(1,053)	n/a

Total	$1,022	$10,978	$(9,956)	(90.7)%

Equity in earnings of unconsolidated entities decreased by approximately $10.0 million for the year ended December 31, 2011, as compared to the same period in 2010, primarily due to the loss allocated to us resulting from transactional and closing costs associated with our entry into our Sunrise joint ventures. In connection with the initial formation of CNLSun I, the venture incurred approximately $10.2 million in non-recurring transaction costs (which included the payment of a prepayment penalty to refinance its debt), which contributed to the venture’s net loss for the year and reduced the equity in earnings we recorded. Equity in earnings or losses is allocated using the HLBV method, which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of our distribution preferences. Although we recorded equity in losses from these entities during the year ended December 31, 2011, CNLSun I, CNLSun II and CNLSun III declared distributions to us totaling $15.1 million, $1.0 million and $0.8 million, respectively, representing our full respective preferred return in accordance with the venture agreements. See “Acquisitions” above for additional information on our preferred return.

Discontinued operations. Results from discontinued operations were approximately $(14.0) million and $(2.3) million for the years ended December 31, 2011 and 2010, respectively. As described above under “Troubled Tenants,” we approved the sale of five golf properties and as of December 31, 2011, we had completed the sale of one property with the remaining four properties classified as assets held for sale. In addition, during the year ended December 31, 2011, we completed the sale of three attractions properties. Operations for these properties have been classified as discontinued operations for all periods presented. Included in discontinued operations for the year ended December 31, 2011, are impairment provisions of approximately $13.7 million and loss from the write-off of deferred rent of approximately $2.0 million relating to five golf properties. Included in discontinued operations for the year ended December 31, 2010, is an impairment provision of approximately $2.0 million relating to one golf property and loss on lease terminations of approximately $0.6 million relating to three attractions properties.

Net loss and loss per share of common stock. The reduction in net loss and loss per share for the year ended December 31, 2011 as compared to the same period in 2010 was primarily attributable to (i) a reduction in impairment provision, loan loss provision and loss on lease terminations of approximately $60.6 million for the year ended December 31, 2011, and offset by (i) a reduction in gain on extinguishment of debt of approximately $15.8 million, (ii) a reduction in equity in earnings of our unconsolidated entities as a result of initial transaction costs incurred upon the formation of the ventures of approximately $12.0 million for the year ended December 31, 2011, (iii) a reduction of rental income of approximately $38.1 million from the 17 attractions properties and one additional lifestyle property that were converted from a leased structure to a managed structure offset by property net operating income of approximately $26.5 million, and (iv) an increase in interest expense and loan cost amortization resulting from the issuance of the senior notes during the second quarter of 2011, net of lower interest expense as a result of debt repayments of approximately $10.0 million.

Year ended December 31, 2010 compared to Year ended December 31, 2009

Rental income from operating leases. Rental income from operating leases decreased 1.4% for the year ended December 31, 2010 as compared to 2009. The decrease in rental income is attributable to the lease terminations offset, in part, by recently acquired properties and capital expansion projects that have increased the lease basis and base rents for certain of our properties. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands):

	For the Year Ended December 31,
Properties Subject to Operating Leases	2010	2009	$ Change	% Change
Ski and mountain lifestyle	$87,769	$90,057	$(2,288)	(2.5)%
Golf	42,234	42,617	(383)	(0.9)%
Attractions	39,815	47,689	(7,874)	(16.5)%
Marinas	19,599	13,823	5,776	41.8%
Additional lifestyle	8,755	6,825	1,930	28.3%

Total	$198,172	$201,011	$(2,839)	(1.4)%

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

Property operating revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the years ended December 31, 2010 and 2009 (in thousands):

	For the Year Ended December 31,
Properties Operated Under Third-Party Managers	2010	2009	$ Change	% Change
Golf	$14,888	$14,227	$661	4.6%
Attractions	244	—	244	n/a
Additional lifestyle	71,366	21,019	50,347	239.5%

Total	$86,498	$35,246	$51,252	145.4%

As of December 31, 2010 and 2009, we had a total of 15 and six managed properties, respectively, the majority of which were operated seasonally due to geographic location, climate and weather patterns as discussed above. The increase in property operating revenue is attributable to the recording of the operating results of three properties for a full year in 2010 as compared to partial year in 2009 as well as eight properties for one month in 2010 which were leased in 2009. In addition, we began recording the operations of two properties that were previously unconsolidated and owned by the Wolf Partnership that we began consolidating effective August 6, 2009 upon our acquisition of our former partner’s interest in that partnership.

Interest income on mortgages and other notes receivable. For the years ended December 31, 2010 and 2009, we earned interest income of approximately $15.8 million and $12.8 million, respectively, on our performing loans with an aggregate principal balance of approximately $111.4 million and $140.2 million as of December 31, 2010 and 2009, respectively. The increase was attributable to loans made by us subsequent to December 31, 2009, offset, in part, by the three loans that were deemed uncollectible in connection with PARC’s lease terminations for which no interest income was recorded during fourth quarter of 2010.

Property operating expenses. Property operating expenses from managed properties increased principally as a result of the properties that were previously subject to leasing arrangements in 2009 and were operated by third-party managers on our behalf during 2010. See “Property operating revenues” above for additional information. The following information summarizes the expenses of our properties that are operated by third-party managers for the years ended December 31, 2010 and 2009 (in thousands):

	For the Year Ended December 31,
Properties Operated Under Third-Party Managers	2010	2009	$ Change	% Change
Golf	$13,536	$13,123	$413	3.1%
Attractions	826	—	826	n/a
Additional lifestyle	64,936	21,542	43,394	201.4%

Total	$79,298	$34,665	$44,633	128.8%

Asset management fees to advisor. For the years ended December 31, 2010 and 2009, asset management fees to our advisor were approximately $26.8 million and $25.1 million, respectively. The increase in such fees was due to the acquisition of additional real estate properties and loans made.

General and administrative. General and administrative expenses totaled approximately $14.2 million and $13.9 million for the years ended December 31, 2010 and 2009, respectively. The increase was primarily due to an increase in legal and professional services, offset, in part, by a reduction in accounting, legal and administrative personnel charges.

Ground leases and permit fees. For the years ended December 31, 2010 and 2009, ground lease and land permit fees were approximately $12.1 million and $11.1 million, respectively. The increase was attributable to the growth of our property portfolio offset against the reduction in gross revenue of certain underlying properties reducing ground lease and permit fees.

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

Other operating expenses. Other operating expenses totaled approximately $2.5 million and $9.5 million for the years ended December 31, 2010 and 2009, respectively. The decrease was partially due to a reduction in the additional purchase price consideration expense recorded in 2009 relating to the acquisition of Wet’n’Wild Hawaii. During 2010, the operating income of the property did not exceed certain performance threshold resulting in a reduction in the estimated contingent purchase consideration to be paid of $1.5 million from the $3.5 million recorded for the year ended December 31, 2009. In addition, the decrease resulted from lower repairs and maintenance incurred. Capital expenditures are made from the capital improvement reserve accounts for replacements, refurbishments, repairs and maintenance at our properties. Certain expenditures, which do not substantially enhance the property value or increase the estimated useful lives, cannot be capitalized and are expensed.

Bad debt expense. Bad debt expense was approximately $2.1 million and $2.3 million for the years ended December 31, 2010 and 2009, respectively, resulting from the write-off of past due rents receivable that were deemed uncollectible from tenants whose leases have been terminated.

Loan loss provision. Loan loss provision was approximately $4.1 million for the year ended December 31, 2010 as a result of the notes receivable from PARC that were deemed uncollectible. Prior to January 1, 2010, we had not recorded any loan loss provision.

Loss on lease terminations. Loss on lease terminations were approximately $54.9 million and $4.5 million for the years ended December 31, 2010 and 2009, respectively. The increase was due to the recording of lease terminations relating to 18 properties that were previously leased to PARC during 2010, compared to the three properties for which leases were terminated in 2009.

Impairment provision. We recorded an impairment provision totaling approximately $24.8 million for the year ended December 31, 2010 on the two waterpark hotel properties and one attractions property. Prior to January 1, 2010, we had not recorded any impairment provision.

Depreciation and amortization. Depreciation and amortization expenses were approximately $124.1 million and $121.7 million for the years ended December 31, 2010 and 2009, respectively. The increase was primarily due to the acquisition of real estate properties in 2009, for which partial depreciation and amortization were recognized as compared to a full year in 2010 coupled with acquisition of additional real estate properties in 2010.

Interest and other income. Interest and other income totaling approximately $2.8 million and $2.6 million for the years ended December 31, 2010 and 2009, respectively.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $49.9 million and $39.9 million for the years ended December 31, 2010 and 2009, respectively. The increase was attributable to the increase in our borrowings. In addition, in March 2010, we wrote off the remaining unamortized loan costs from our previous line of credit as a result of obtaining a new line of credit.

Gain on extinguishment of debt. Gain on extinguishment of debt was approximately $15.3 million for the year ended December 31, 2010 resulting from the restructuring of debt with a principal balance of approximately $85.4 million. In 2011, the repayment of seller financing to PARC at a discount resulting in approximately $0.9 million gain. Prior to January 1, 2010, we had no debt restructures.

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2010	2009	$ Change	% Change
Wolf Partnership	$—	$(2,657)	$2,657	n/a
DMC Partnership	10,775	9,931	844	8.5%
Intrawest Venture	203	(1,644)	1,847	112.3%

Total	$10,978	$5,630	$5,348	95.0%

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

Discontinued operations. During 2011, we identified five golf properties for sale and restated results from these five properties as discontinued operations for all periods presented. Results from discontinued operations were approximately $(2.3) million and $0.7 million for the years ended December 31, 2010 and 2009, respectively. Included in discontinued operations for the year ended December 31, 2010, was impairment provision of approximately $2.0 million relating to one golf property and loss on lease terminations of approximately $0.6 million relating to three attractions properties.

Net loss and loss per share of common stock. The increase in net loss and loss per share for the year ended December 31, 2010 as compared to 2009 was attributable to (i) the recording of an impairment provisions on two waterpark hotel properties, one golf property and one attractions property, (ii) losses recorded on the lease terminations and loan impairments relating to our attractions properties leased to PARC, (iii) an increase in interest expense from additional borrowings and depreciation expense in the current year as a result of acquisitions of properties, offset, in part, by (iv) an increase in net operating income from properties that are being operated by third-party management companies that were leased in the prior year and (v) gain on extinguishment of debt from the restructuring of one of our debts and the repayment of seller financing.

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

We define FFO, a non-GAAP measure, consistent with the standards approved by the Board of Governors of NAREIT. NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, real estate asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); accretion of discounts and amortization of premiums on debt investments, eliminations of adjustments relating to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income or loss, mark-to-market adjustments included in net income or loss; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all of our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, straight-line adjustments for leases and notes receivable, amortization of above and below market leases, impairments of lease related assets, loss from early extinguishment of debt and accretion of discounts or amortization of premiums for debt investments. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income or loss. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income or loss in determining cash flow from operating activities.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund our cash needs including its ability to make distributions to stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust its calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the years ended December 31, 2011, 2010 and 2009 (in thousands except per share data). We adopted the IPA’s definition of MFFO for the year ended December 31, 2011 and restated our calculation of MFFO for the same periods in 2010 and 2009 based on the IPA’s definition. We also adopted NAREITs revised definition of FFO related to the add back of impairment of real estate assets, and all periods are restated to present the revised definition:

	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$(69,610)	$(81,889)	$(19,320)
Adjustments:
Depreciation and amortization (1)	123,084	126,223	124,040
Impairment of real estate assets (1) (2)	16,870	26,880	—
Gain on sale of real estate investment properties (1)	(1,104)	(337)	(850)
Net effect of FFO adjustment from unconsolidated entities (3)	20,316	11,219	15,856

Total funds from operations	$89,556	$82,096	$119,726

Acquisition fees and expenses (4)	11,168	14,149	14,616
Straight-line adjustments for leases and notes receivable (1) (5)	(20,997)	(24,728)	(42,125)
Amortization of above/below market intangible assets and liabilities(1)	(8)	558	91
Loss (gain) from early extinguishment of debt (1) (7)	2,057	(14,817)	(75)
Write-off/impairment of lease related investments (6)	7,670	39,454	637
Loan loss provision	—	4,072	—
Contingent purchase consideration	(747)	(1,500)	3,472
MFFO adjustments from unconsolidated entities: (3)
Acquisition fees and expenses	4,921	—	—
Straight-line adjustments for leases and notes receivable	158	(607)	(646)
Loss on extinguishment of debt (7)	2,869	—	—
Amortization of above/below market intangible assets and liabilities	(54)	(74)	(71)

Modified funds from operations	$96,593	$98,603	$95,625

Weighted average number of shares of common stock outstanding (basic and diluted)	302,250	263,516	235,873

FFO per share (basic and diluted)	$0.30	$0.31	$0.51

MFFO per share (basic and diluted)	$0.32	$0.37	$0.41

FOOTNOTES:

(1)	Includes amounts related to the properties that are classified as assets held for sale and for which the related results are classified as income (loss) from discontinued operations in the accompanying consolidated statements of operations.
(2)	While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
(3)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.
(4)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expense, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Management believes that adjusting for write-offs of lease related assets is appropriate because they are non-recurring non-cash adjustments that may not be reflective of our ongoing operating performance.
(7)	Loss (gain) of extinguishment of debt includes legal fees incurred with the transaction, prepayment penalty fees and write-off of unamortized loan costs, as applicable.

Total FFO and FFO per share was approximately $89.6 million and $82.1 million or $0.30 and $0.31 for the years ended December 31, 2011 and 2010, respectively. The increase in FFO is attributable primarily to a reduction in loan loss provision and loss on lease terminations of approximately $50.4 million offset by (i) a reduction in gain on extinguishment of debt of approximately $15.8 million, (ii) a reduction of rental income of approximately $38.1 million from the 17 attractions properties and one additional lifestyle property that were converted from a leased structure to a managed structure, offset by property net operating income of approximately $26.5 million, and (iii) an increase in interest expense and loan cost amortization resulting from the issuance of the senior notes during the second quarter, net of lower interest expense due as a result of debt repayments, of approximately $10.0 million. While FFO increased, the additional shares issued during the year relating to our common stock offering which ended in April 2011, our shares issued pursuant to our Reinvestment Plan and the proceeds from our senior unsecured notes caused dilution since the proceeds had not all been invested in income-producing assets.

Total MFFO and MFFO per share was approximately $96.6 million and $98.6 million or $0.32 and $0.37 for the years ended December 31, 2011 and 2010, respectively. The decrease in MFFO for the year ended December 31, 2011 was principally due to a reduction in net operating income in 2011 compared to rent payments received of approximately $7.5 million on the 17 attraction properties and one lifestyle property that were transitioned from leased properties to managed properties, and an increase in interest expense and loan cost amortization resulting from the issuance of the senior notes during the second quarter, net of lower interest expense due as a result of debt repayments of approximately $10.0 million offset by a reduction in costs relating to the number of properties transitioned to managed properties of approximately $14.6 million.

Total FFO and FFO per share was approximately $82.1 million and $119.7 million or $0.31 and $0.51 for the years ended December 31, 2010 and 2009, respectively. The decrease in FFO and FFO per share was primarily attributable to the write-off of lease assets resulting from lease terminations which includes deferred rent and an increase in interest expense from additional borrowings, offset, in part, by an increase in net operating income from properties that are in a managed structure were previously in a leased structure in the prior year, a reduction in acquisition fees and costs and the restructuring of one of our mortgage debt resulting in a gain in extinguishment of debt.

MFFO and MFFO per share was approximately $98.6 million and $95.6 million or $0.37 and $0.41 for the years ended December 31, 2010 and 2009, respectively. The increase in MFFO was primarily attributable to an increase in net operating income from properties that are in a managed structure were previously in a leased structure in the prior year. The decrease in MFFO per share is primarily attributable to an increase in interest expense from additional borrowings and reduction in rental from leased structure properties.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss), less discontinued operations and other income, plus (i) interest expense, net, and loan cost amortization and (ii) depreciation and amortization, as further adjusted for the impact of equity in earnings (loss) of our unconsolidated entities, straight-line adjustments for leased properties and mortgages and other notes receivables, cash distributions from our unconsolidated entities and certain other non-recurring items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Net loss	$(69,610)	$(81,889)	$(19,320)
Discontinued operations	14,031	2,300	(666)
Interest and other (income) expense	50	(2,759)	(2,611)
Interest expense and loan cost amortization	60,117	49,919	39,904
Equity in earnings of unconsolidated entities (1)	(1,022)	(10,978)	(5,630)
Loss (gain) on extinguishment of debt	566	(15,261)	—
Depreciation and amortization	122,362	124,136	121,684
Loan loss provision	—	4,072	—
Loss on lease terminations	7,189	54,921	4,506
Impairment provision	3,199	24,838	—
Straight-line rent adjustments for leases and notes receivables (2)	(20,997)	(24,728)	(42,125)
Cash distributions from unconsolidated entities (1)	25,891	12,691	10,786

Adjusted EBITDA	$141,776	$137,262	$106,528

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA above.
(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments.

Adjusted EBITDA was approximately $141.8 million as compared to approximately $137.3 million for the years ended December 31, 2011 and 2010, respectively. Increase was primarily due to approximately $13.2 million increase in cash distributions from unconsolidated entities, offset by a reduction in net operating income in 2011 compared to rent payments received of approximately $7.5 million on the 17 attractions properties and one lifestyle property that were transitioned from leased properties to managed properties.

Adjusted EBITDA was approximately $137.3 million as compared to approximately $106.5 million for the years ended December 31, 2010 and 2009, respectively. The increase was primarily attributable to higher interest income on mortgages and other notes receivable due to issuance of new loans, an increase in property net operating income from properties in a managed structure that were previously in a leased structure in the prior year and a reduction in other operating expenses as a result of an adjustment in contingent purchase price consideration on one of our attractions properties.

Off Balance Sheet and Other Arrangements

We have investments in unconsolidated entities that own and lease real estate: the Intrawest Ventures at 80.0%, the DMC Partnership at 82.0%, CNLSun I Venture at 60.0%, CNLSun II Venture at 70.0% and CNLSun III Venture at 67.9%. Our equity in earnings from unconsolidated entities for the years ended December 31, 2011, 2010 and 2009 contributed approximately $1.0 million, $11.0 million and $5.6 million, respectively, to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the annual payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages. Below is a schedule of our unconsolidated entities and its outstanding debt (in thousands):

Unconsolidated Entity	Date of Loan Agreement	Maturity Date	Interest Rate	Principal Balance at December 31,
				2011	2010
Intrawest U.S. Venture	12/3/2004	6/1/2015	5.8%	$39,495	$40,661

Intrawest Canadian Venture	12/3/2004	1/11/2015	5.8%	$24,228	$25,132

DMC Partnership	8/2/2004	9/1/2014	6.0%	$125,578	$128,465

DMC Partnership	8/8/2003	9/1/2012	5.5%	$12,955	$13,549

CNLSun I Venture	1/10/2011	2/6/2014	6.8% (1)	$434,940	$—

CNLSun II Venture	6/8/2011	4/5/2014	LIBOR + 2.1% (2)	$104,549	$—

CNLSun III Venture	10/12/2011	11/5/2018	4.8% (3)	$120,000	$—

FOOTNOTES:

(1)	In connection with the formation of CNLSun I Venture, the venture obtained $435.0 million proceeds from new debt financing, a portion of which was used to refinance the loan with the previous venture encumbering the properties in the portfolio. The non-recourse loan requires monthly interest-only payments until maturity.

(2)	In connection with the formation of CNLSun II Venture, the venture paid down the portfolio’s existing financing by approximately $26.0 million resulting in a principal balance of approximately $104.5 million. The non-recourse loan has a floating interest rate of one-month LIBOR plus 2.08% subject to a LIBOR floor of 2.5%, matures on April 5, 2014 and has two, one-year extensions based on net operating income.
(3)	In connection with the formation of CNLSun III Venture, the venture obtained $120.0 million in loan proceeds from new debt financing, a portion of which was used to refinance the loan with the previous venture encumbering the properties in the portfolio. The loan requires monthly interest-only payments for the initial 18 months of the loan and monthly payments thereafter of principal and interest based on a 30-year amortization schedule.

See Item 8. “Financial Statements and Supplementary Data” — Note 3. “Acquisitions” for additional information relating to these acquisitions and our preferred return using the HLBV method of accounting.

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

Commitments, Contingencies and Contractual Obligations

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of December 31, 2011:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$88,206	$88,460	$293,227	$137,223	$607,116
Senior notes (principal and interest) (2)	28,750	57,500	57,500	462,435	606,185
Obligations under capital leases	3,028	2,291	232	—	5,551
Obligations under operating leases (3)	15,285	30,570	30,431	253,778	330,064

Total	$135,269	$178,821	$381,390	$853,436	$1,548,916

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve.
(2)	On April 5, 2011, we issued $400.0 million in senior notes, which were sold at an offering price of 99.2% of par value. The senior notes matures on April 15, 2019 and bear interest at a rate of 7.25% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year beginning on October 15, 2011. On October 4, 2011, we repurchased, at a discount, the face value of approximately $3.5 million and recorded approximately $0.6 million in gain, reducing our liability in the senior notes. See Item 8. “Financial Statements and Supplementary Data” — Note 11. “Indebtedness” for additional information on the terms of the senior notes.
(3)	This line item represents obligations under ground leases and land permits of which the majority are paid by our third-party tenants on our behalf. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Capital improvements (1)	$39,357	$2,326	$—	$—	$41,683
Loan commitments (2)	158	—	—	—	158

Total	$39,515	$2,326	$—	$—	$41,841

FOOTNOTES:

(1)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.
(2)	In 2010, we committed to fund two construction loans to two existing borrowers totaling approximately $10.1 million. On September 16, 2011, one of the borrowers repaid its outstanding construction loan of approximately $3.1 million plus interest. As of December 31, 2011 and 2010 respectively, approximately $6.8 million and $5.0 million, respectively, were outstanding on the remaining construction loan.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes are critical to our operations. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. The judgments affect the reporting amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Consolidation. Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All intercompany transactions, balances and profits have been eliminated in consolidation. In addition, we evaluate our investments in partnerships and joint ventures for consolidation based on whether we have a controlling interest, including those in which we have been determined to be a primary beneficiary of a variable interest entity (“VIE”) or meet certain criteria of a sole general partner or managing member in accordance with the Consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Effective January 1, 2010, we adopted the amended accounting guidance on consolidations as follows: (i) replaces the quantitative-based risks and rewards calculation for determining when a reporting entity has a controlling financial interest in a VIE with a qualitative approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity and (ii) requires additional disclosures about a reporting entity’s involvement in VIEs. This consolidation guidance for VIEs also: (i) requires ongoing consideration, rather than only when specific events occur, of whether an entity is a primary beneficiary of a VIE; (ii) eliminates substantive removal rights consideration in determining whether an entity is VIE; and (iii) eliminates the exception for troubled debt restructurings as an event triggering reconsideration of an entity’s status as a VIE. The adoption of this guidance did not have a material impact on our financial position or results of operations.

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

Allocation of Purchase Price for Real Estate Acquisitions. Upon the acquisition of real estate properties, we record the fair value of the land, buildings, equipment, intangible assets, including but not limited to in-place leases, origination costs and above or below market lease values, assumed liabilities and any contingent liabilities and any contingent purchase consideration at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In evaluating fair value, we consider information obtained about each property as a result of our Advisor’s due diligence and utilize various valuation methods, such as estimated cash flow projections, using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

Investment in Unconsolidated Entities. The equity method of accounting is applied with respect to investments in entities for which we have determined that consolidation is not appropriate and we have significant influence but do not control these entities. We record equity in earnings of the entities under the HLBV method of accounting. Under this method, we recognize income in each period equal to the change in our share of assumed proceeds from the liquidation of the underlying unconsolidated entities at depreciated book value. Under this method, in any given period, we could be recording more or less income than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation.

Real Estate Impairments. We test the recoverability of our directly-owned real estate whenever events or changes in circumstances indicate that the carrying value of those assets may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use or estimated holding period of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such factors are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying amount of the asset to the estimated fair value. Fair values are generally determined based on incorporating market participant assumptions, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition.

For investments in unconsolidated entities, management monitors on a continuous basis whether there are any indicators, including the underlying investment’s property operating performance and general market conditions, that the value of the investments in unconsolidated entities may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary. To the extent an impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

The estimated fair values of our unconsolidated entities are based upon a discounted cash flow model that includes all estimated cash inflows and outflows over the expected holding period. The capitalization rates and discount rates utilized in the model will be based upon rates that we believe to be within a reasonable range of current market rates for the underlying properties.

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

Mortgages and other notes payable. Mortgages and other notes payable are recorded at the stated principal amount and are generally collateralized by our lifestyle properties with monthly interest only and/or principal payments. A loan that is accounted for as a troubled debt restructuring is recorded at the future cash payments, principal and interest, specified by the new terms. We have and may undergo a troubled debt restructuring if management determines that the underlying collateralized properties are not performing to meet debt service. In order to qualify as a troubled debt restructuring, the following must apply: (i) the underlying collateralized property value decreased as a result of the economic environment, (ii) transfer of asset (cash) to partially satisfy the loan has occurred and (iii) new loan terms decrease the effective interest rate and extend the maturity date. The difference between the future cash payments specified by the new terms and the carrying value immediately preceding the restructure is recorded as gain on extinguishment of debt.

Impact of recent accounting pronouncements

See Item 8. “Financial Statements and Supplementary Data” — Note 2. “Significant Accounting Policies” for additional information about the impact of recent accounting pronouncements.

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	Expected Maturities
	2012	2013	2014	2015	2016	Thereafter		Total	Fair Value
Fixed rate debt	$63,617	$12,308	$12,860	$92,153	$78,974	$520,251		$780,163	$744,775	(3)
Weighted average interest rates of maturities	8.9%	6.0%	6.0%	6.1%	6.1%	6.8%		6.8%
Variable rate debt (5)	3,591	3,829	21,048	17,332	81,426	7,648		134,874	102,312	(4)
Average interest rate				CDOR + 3.8%		LIBOR + Spread	(1) (2)

Total debt	$67,208	$16,137	$33,908	$109,485	$160,400	$527,899		$915,037	$847,087

FOOTNOTES:

(1)	The 30-day LIBOR rate was approximately 0.3% at December 31, 2011. The 30-day CDOR rate was approximately 1.2% at December 31, 2011.
(2)	In January 2011, we obtained a loan for $18.0 million that is collateralized by one of our ski and lifestyle properties. The loan bears interest at 30-day LIBOR + 4.5% and requires monthly payments of principal and interest, with the remaining principal and accrued interest due at maturity on December 31, 2015. On January 13, 2011, we entered into an interest swap thereby fixing the rate at 6.7%. The fair value of this instrument has been recorded as a liability of approximately $0.8 million.
(3)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2011. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(4)	The estimated fair value of our variable rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2011. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(5)	As of December 31, 2011, all of our variable rate debt in mortgages and notes payable was hedged. See Item 8. “Financial Statements and Supplementary Data” — Note 12. “Derivative Instruments and Hedging Activities” for additional information.

Our fixed rate mortgage and other notes receivable, which totaled $124.4 million and $116.4 million at December 31, 2011 and 2010, respectively, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $120.3 million and $110.8 million at December 31, 2011 and 2010, respectively.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

CNL Lifestyle Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Lifestyle Properties, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) 2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Orlando, Florida
March 20, 2012

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2011	2010
ASSETS

Real estate investment properties, net (including $210,866 and $216,574 related to consolidated variable interest entitites, respectively)	$2,055,678	$2,025,522
Investments in unconsolidated entities	318,179	140,372
Cash	162,839	200,517
Mortgages and other notes receivable, net	124,352	116,427
Deferred rent and lease incentives	94,981	80,948
Other assets	48,728	49,719
Restricted cash	37,877	19,912
Intangibles, net	30,937	25,929
Accounts and other receivables, net	17,536	14,580
Assets held for sale	2,863	—

Total Assets	$2,893,970	$2,673,926

LIABILITIES AND STOCKHOLDERS’EQUITY

Mortgages and other notes payable (including $82,376 and $86,408 related to non-recourse debt of consolidated variable interest entities, respectively)	$518,194	$603,144
Senior notes, net of discount	393,782	—
Line of credit	—	58,000
Other liabilities	44,856	35,555
Accounts payable and accrued expenses	32,158	24,433
Security deposits	13,880	16,140
Due to affiliates	1,120	5,614

Total Liabilities	1,003,990	742,886

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 328,884 and 301,299 shares issued and 309,215 and 284,687 shares outstanding as of December 31, 2011 and 2010, respectively	3,092	2,847
Capital in excess of par value	2,743,972	2,523,405
Accumulated deficit	(73,373)	(3,763)
Accumulated distributions	(774,259)	(585,812)
Accumulated other comprehensive loss	(9,452)	(5,637)

Total Stockholders’ Equity	1,889,980	1,931,040

Total Liabilities and Stockholders’ Equity	$2,893,970	$2,673,926

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rental income from operating leases	$171,008	$198,172	$201,011
Property operating revenues	236,100	86,498	35,246
Interest income on mortgages and other notes receivable	12,963	15,832	12,778

Total revenues	420,071	300,502	249,035

Expenses:
Property operating expenses	198,235	79,298	34,665
Asset management fees to advisor	31,802	26,808	25,075
General and administrative	16,630	14,228	13,908
Ground lease and permit fees	15,105	12,089	11,060
Acquisition fees and costs	11,168	14,149	14,616
Other operating expenses	9,476	2,521	9,531
Bad debt expense	773	2,110	2,313
Loan loss provision	—	4,072	—
Loss on lease terminations	7,189	54,921	4,506
Impairment provision	3,199	24,838	—
Depreciation and amortization	122,362	124,136	121,684

Total expenses	415,939	359,170	237,358

Operating income (loss)	4,132	(58,668)	11,677

Other income (expense):
Interest and other income (expense)	(50)	2,759	2,611
Interest expense and loan cost amortization	(60,117)	(49,919)	(39,904)
Gain (loss) on extinguishment of debt	(566)	15,261	—
Equity in earnings of unconsolidated entities	1,022	10,978	5,630

Total other expense	(59,711)	(20,921)	(31,663)

Loss from continuing operations	(55,579)	(79,589)	(19,986)
Discontinued operations	(14,031)	(2,300)	666

Net loss	$(69,610)	$(81,889)	$(19,320)

Loss per share of common stock (basic and diluted)
Continuing operations	$(0.18)	$(0.30)	$(0.08)
Discontinued operations	(0.05)	(0.01)	0.00

	$(0.23)	$(0.31)	$(0.08)

Weighted average number of shares of common stock outstanding (basic and diluted)	302,250	263,516	235,873

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value			Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value		Accumulated Earnings	Accumulated Distributions			Comprehensive Income
Balance at December 31, 2008	226,037	$2,260	$2,005,147	$97,446	$(267,420)	$(15,061)	$1,822,372
Subscriptions received for common stock through public offering and reinvestment plan	29,660	297	293,006	—	—	—	293,303
Redemption of common stock	(7,987)	(80)	(76,161)	—	—	—	(76,241)
Stock issuance and offering costs	—	—	(26,741)	—	—	—	(26,741)
Net income	—	—	—	(19,320)	—	—	(19,320)	$(19,320)
Distributions, declared and paid ($0.6577 per share)	—	—	—	—	(154,453)	—	(154,453)
Foreign currency translation adjustment	—	—	—	—	—	6,583	6,583	6,583
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	3,713	3,713	3,713

Total comprehensive income	—	—	—	—	—	—	—	$(9,024)

Balance at December 31, 2009	247,710	$2,477	$2,195,251	$78,126	$(421,873)	$(4,765)	$1,849,216
Subscriptions received for common stock through public offering and reinvestment plan	41,066	411	406,019	—	—	—	406,430
Redemption of common stock	(4,089)	(41)	(40,355)	—	—	—	(40,396)
Stock issuance and offering costs	—	—	(37,510)	—	—	—	(37,510)
Net loss	—	—	—	(81,889)	—	—	(81,889)	$(81,889)
Distributions, declared and paid ($0.6252 per share)	—	—	—	—	(163,939)	—	(163,939)
Foreign currency translation adjustment	—	—	—	—	—	1,061	1,061	1,061
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	331	331	331
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 12)	—	—	—	—	—	(2,264)	(2,264)	(2,264)

Total comprehensive loss	—	—	—	—	—	—	—	$(82,761)

Balance at December 31, 2010	284,687	$2,847	$2,523,405	$(3,763)	$(585,812)	$(5,637)	$1,931,040

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value		Accumulated Earnings	Accumulated Distributions			Comprehensive Income
Balance at December 31, 2010	284,687	$2,847	$2,523,405	$(3,763)	$(585,812)	$(5,637)	$1,931,040
Subscriptions received for common stock through public offering and reinvestment plan	27,585	276	270,775	—	—	—	271,051
Redemption of common stock	(3,057)	(31)	(29,969)	—	—	—	(30,000)
Stock issuance and offering costs			(20,239)	—	—	—	(20,239)
Net loss	—	—	—	(69,610)	—	—	(69,610)	$(69,610)
Distributions, declared and paid ($0.6252 per share)	—	—	—	—	(188,447)	—	(188,447)
Foreign currency translation adjustment						(585)	(585)	(585)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,626	1,626	1,626
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 12)	—	—	—	—	—	(4,856)	(4,856)	(4,856)

Total comprehensive loss	—	—	—	—	—	—	—	$(73,425)

Balance at December 31, 2011	309,215	$3,092	$2,743,972	$(73,373)	$(774,259)	$(9,452)	$1,889,980

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(69,610)	$(81,889)	$(19,320)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	131,053	134,190	129,136
Accretion of note origination costs	(60)	(72)	(161)
Accretion and amortization of fair value measures	1,115	—	—
(Gain) loss on disposal of fixed assets	185	(265)	(376)
Loss (gain) on extinguishment of debt	566	(15,261)	—
Loss on retirement of above market lease	568	—	—
Amortization of terminated hedge	1,626	—	—
Reclassification of hedge loss from extinguishment of debt	—	2,006	—
Deferred interest received on mortgages and other notes receivable	—	2,814	—
Loss on lease termination	9,166	55,528	4,506
Impairment provision	16,870	26,880	—
Loan loss provision	—	4,072	—
Swap breakage payment	—	(9,256)	—
Bad debt	749	2,315	2,313
Equity in earnings net of distributions from unconsolidated entities	13,245	1,712	5,156
Changes in assets and liabilities:
Other assets	1,231	(25,923)	(8,937)
Deferred rent	(21,997)	(24,530)	(47,489)
Accounts and other receivables	(3,441)	2,829	152
Accounts payable, accrued expenses and other liabilities	7,128	(2,142)	17,811
Security deposits from tenants	(2,273)	5,926	(21,399)
Due to affiliates	(3,057)	842	1,008

Net cash provided by operating activities	83,064	79,776	62,400

Investing activities:
Acquisition of properties	(149,692)	(81,390)	(42,000)
Capital expenditures	(42,345)	(59,140)	(62,320)
Deposits on real estate investments	—	(11,220)	(1,022)
Investments in and contributions to unconsolidated entities	(191,397)	—	(16,229)
Acquisition of remaining partnership interest in Wolf Partnership entity, net of $3,752 cash received	—	—	(2,382)
Distributions from unconsolidated entities	11,624	—	—
Payment of contingent purchase consideration	—	(12,433)	—
Issuance of mortgage loans receivable	(5,760)	(14,897)	(28,881)
Payment of additional carrying costs for mortgage loans receivable	—	—	(7,599)
Principal payments received on mortgage loans receivable	9,473	38,614	18,388
Acquisition fees on mortgage notes receivable	(59)	(461)	(867)
Return of short term investments	—	8,000	—
Proceeds from sale of property	8,450	—	—
Proceeds from disposal of assets	104	590	560
Changes in restricted cash	(13,406)	(6,238)	468

Net cash used in investing activities	(373,008)	(138,575)	(141,884)

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Financing activities:
Offering proceeds	$187,555	$333,346	$222,685
Redemptions of common stock	(30,000)	(40,396)	(76,958)
Distributions to stockholders, net of reinvestments	(104,951)	(90,855)	(83,835)
Stock issuance costs	(21,213)	(36,574)	(26,940)
Borrowings under line of credit	—	58,000	—
Proceeds from mortgage loans and other notes payables	116,540	12,202	37,855
Proceeds from senior notes	396,996	—	—
Principal payments on line of credit	(58,000)	(99,483)	(517)
Principal payments on mortgage loans and senior notes	(204,800)	(50,450)	(10,856)
Principal payments on capital leases	(3,967)	(4,284)	(4,852)
Payment of loan costs	(25,662)	(5,903)	(3,123)

Net cash provided by financing activities	252,498	75,603	53,459

Effect of exchange rate fluctuation on cash	(232)	138	99

Net increase (decrease) in cash	(37,678)	16,942	(25,926)
Cash at beginning of period	200,517	183,575	209,501

Cash at end of period	$162,839	$200,517	$183,575

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$46,953	$45,623	$37,806

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$24	$457	$256

Assumption of capital leases	$4,582	$2,044	$7,102

Capital expansion projects incurred but not paid	$1,921	$1,994	$1,760

Discharge of note receivable in connection with foreclosure	$—	$—	$51,255

Changes in estimated contingent purchase price	$747	$1,500	$10,800

Supplemental disclosure of non-cash financing activities:
Seller financing obtained in connection with acquisitions	$—	$13,983	$14,400

Seller financing provided upon sale of real estate assets	$12,544	$—	$—

Forgiveness from debt restructure	$267	$15,261	$—

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1.	Organization and Nature of Business:

CNL Lifestyle Properties, Inc. (the “Company”), was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax. Various wholly-owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company generally invests in lifestyle properties in the United States that are primarily leased on a long-term (generally five to 20-years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considers to be industry leading. The Company also leases properties to taxable REIT subsidiary (“TRS”) tenants and engages independent third-party managers to operate those properties. In the event of certain tenant defaults, the Company has also engaged third-party managers to operate properties on its behalf until they are re-leased.

As of December 31, 2011, the Company owned 171 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, golf facilities, senior housing, attractions, marinas and additional lifestyle properties. Fifty of these 171 properties are owned through unconsolidated joint ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and are most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation. The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with the guidance for the consolidation of variable interest entities (“VIE’s”), the Company analyzes its variable interests, including loans, leases and investments in partnerships and joint ventures, to determine if the entity in which it has a variable interest is a variable interest entity. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it must consolidate a variable interest entity as the primary beneficiary.

Allocation of Purchase Price for Real Estate Acquisitions — Upon the acquisition of real estate properties, the Company records the fair value of the land, buildings, equipment, intangible assets, including but not limited to in-place leases, origination costs and above or below market lease values, assumed liabilities and any contingent liabilities and any contingent purchase consideration at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and the Company’s estimates reflecting the facts and circumstances of each acquisition. Acquisition fees and costs are expensed for acquisitions that are considered a business combination.

Depreciation and Amortization — Real estate costs related to the acquisition and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Real estate assets are stated at cost less accumulated depreciation, which is computed using the straight-line method of accounting over the estimated useful lives of the related assets. Buildings and improvements are depreciated over the lesser of 39 years or the remaining life of the ground lease including renewal options and leasehold and permit interests.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

2.	Significant Accounting Policies (Continued):

Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life. The capitalized above-market or below-market lease intangible is amortized to rental income over the estimated remaining term of the respective leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs related to the lease would be written off. Intangible assets with indefinite lives are not amortized, and like all intangibles, are evaluated for impairment on an annual basis or upon a trigger event.

Investment in Unconsolidated Entities — The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions and distributions. Based on the respective venture structures and preferences the Company receives on distributions and liquidation, the Company records its equity in earnings of the entities under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognizes income or loss in each period as if the net book value of the assets in the venture were hypothetically liquidated at the end of each reporting period. Under this method, in any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation.

Real Estate Impairments — The Company tests the recoverability of its directly-owned real estate whenever events or changes in circumstances indicate that the carrying value of those assets may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant other-than-temporary underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use or estimated holding period of the Company’s real estate assets or the strategy of its overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of the Company’s real estate assets; or (v) significant other-than-temporary negative industry or economic trends. When such factors are present, the Company will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying amount of the asset to the estimated fair value. Fair values are generally determined based on incorporating market participant assumptions, discounted cash flow models and the Company’s estimates reflecting the facts and circumstances of each acquisition.

For investments in unconsolidated entities, management will monitor on a continuous basis whether there are any indicators, including the underlying investment property operating performance and general market conditions, that the value of the investments in unconsolidated entities may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other-than-temporary. To the extent an impairment has occurred, the loss would be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

The estimated fair values of our unconsolidated entities will be based upon a discounted cash flow model that includes all estimated cash inflows and outflows over the expected holding period. The capitalization rates and discounted rates utilized in the model will be based upon rates that the Company believes to be within a reasonable range of current market rates for the underlying properties.

Mortgages and Other Notes Receivables — Mortgages and other notes receivable are stated at the principal amount outstanding, net of deferred loan origination costs or fees. Loan origination and other fees received by the Company in connection with making the loans are recorded as reduction of the note receivable and amortized into interest income, using the effective interest method, over the term of the loan. Acquisition fees and costs in connection with making the loans are capitalized and recorded as part of the mortgages and other notes receivable balance and amortizes the amounts as a reduction of interest income over the term of the notes.

The Company evaluates mortgages and other notes receivable for impairment based on current information and events. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

2.	Significant Accounting Policies (Continued):

contractual terms of the note. Measurement of impairment is based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will record an allowance to reduce the carrying value of the loan accordingly and record a corresponding charge to net income (loss).

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less during the year. As of December 31, 2011, cash deposits exceeded federally insured amounts. However, the Company has not experienced any losses on such accounts. Management continues to monitor third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal and secondarily on maximizing yield on those funds. To that end, the Company has diversified its cash among several banking institutions in an attempt to minimize exposure to any one of these entities. Management has attempted to select institutions that it believes are strong based on an evaluation of their financial stability and exposure to poor performing assets.

Restricted Cash — Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties or represent certain tenant security deposits. The Company’s restricted cash balances as of December 31, 2011 and 2010 were approximately $37.9 million and $19.9 million, respectively.

Derivative Instruments and Hedging Activities — The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations. As of December 31, 2011, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss).

Fair Value of Financial Instruments — The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses approximates carrying value as of December 31, 2011 and 2010, because of the liquid nature of the assets and relatively short maturities of the obligations. The Company estimates that the fair value of its mortgages and other notes receivable at December 31, 2011 and 2010 was approximately $120.3 million and $110.8 million, respectively, based on current economic conditions and prevailing market rates.

Deferred Financing Costs — Financing costs paid in connection with obtaining long-term debt are deferred and amortized over the life of the debt using the effective interest method. Amortization expense was approximately $5.2 million, $3.6 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Foreign Currency Translation — The accounting records for the Company’s one consolidated foreign location, in Vancouver, British Columbia, are maintained in the local currency and revenues and expenses are translated using the average exchange rates during the period. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in stockholders’ equity as a cumulative foreign currency translation adjustment, a component of accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in the accompanying consolidated statements of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

2.	Significant Accounting Policies (Continued):

Revenue Recognition — For properties subject to operating leases, rental revenue is recorded on a straight-line basis over the terms of the leases. Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and themepark operations and other service revenues. Such revenues, excluding membership dues, are recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. For mortgages and other notes receivable, interest income is recognized on an accrual basis when earned, except for loans placed on non-accrual status, for which interest income is recognized when received. Any deferred portion of contractual interest is recognized on a straight-line basis over the term of the corresponding note. Loan origination fees charged and acquisition fees incurred in connection with the making of loans are recognized as interest income, and a reduction in interest income, respectively over the term of the notes.

Capital Improvement Reserve Income — The Company’s leases require the tenants to pay certain contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties. These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income from operating leases in the accompanying consolidated statements of operations.

Mortgages and Other Notes Payable — Mortgages and other notes payable are recorded at the stated principal amount and are generally collateralized by the Company’s lifestyle properties with monthly interest only and/or principal payments. A loan that is accounted for as a troubled debt restructure is recorded at the future cash payments, principal and interest, specified by the new terms. The Company may undergo a troubled debt restructuring if management determines that the underlying collateralized properties are not performing to meet debt service. In order to qualify as a troubled debt restructure the following must apply: (i) the underlying collateralized property value decreased as a result of the economic environment, (ii) transfer of asset (cash) to partially satisfy the loan has occurred and (iii) new loan terms decrease the effective interest rate and extend the maturity date. The difference between the future cash payments specified by the new terms and the carrying value immediately preceding the restructure is recorded as gain on extinguishment of debt.

Income Taxes — The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes provided it distributes at least 100% of its REIT taxable income and capital gains and meets certain other requirements for qualifying as a REIT. Subject to compliance with applicable tax law, certain properties may be operated using an eligible third-party manager. In those cases, taxable income from those operations may be subject to federal income tax. Management believes that the Company was organized and operated in a manner that enabled the Company to continue to qualify for treatment as a REIT for federal income tax purposes for the years ended December 31, 2011, 2010 and 2009.

Under the provisions of the Internal Revenue Code and applicable state laws, each TRS entity of the Company is subject to taxation of income on the profits and losses from its operations. The Company accounts for federal and state income taxes with respect to its TRS entities using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

2.	Significant Accounting Policies (Continued):

Assets Held For Sale and Discontinued Operations — The Company classifies assets as held for sale when management has obtained a firm commitment from a buyer, the sale has been approved by the Board of Directors, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if such operations and cash flows can be clearly distinguished both operationally and financially from the ongoing operations, such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and if the Company will not have any significant continuing involvement subsequent to the sale.

Earnings (loss) Per Share — Earnings (loss) per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period.

Use of Estimates — Management has made a number of estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and the analysis of real estate, equity method investments and loan impairments. Actual results could differ from those estimates.

Reclassifications — Certain prior period amounts in the audited consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net loss or stockholders’ equity. The results of operations of the real estate properties that are classified as held for sale, along with properties sold during the year, are reflected in discontinued operations for all periods presented.

Segment Information — Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a property-by-property basis and by tenant and operator. The Company derives all significant revenues from a single reportable operating segment of business, lifestyle real estate. Accordingly, the Company does not report more than one segment; nevertheless, management periodically evaluates whether the Company continues to have one single reportable segment of business.

Recent Accounting Pronouncements — In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (Topic 210).” This ASU also serves to amend the disclosure requirements in FASB ASU 815, “Derivatives and Hedging.” This ASU will require companies to provide both net amounts (those that are offset) and gross information (as if amounts are not offset) in notes to the financial statements. This ASU is effective for interim and annual periods beginning after January 1, 2013. Because this ASU impacts presentation only, it will have no effect on the Company’s financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU will require companies to present the components of net income (loss) and other comprehensive income (loss) either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. In December 2011, FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers the presentation requirement of ASU No. 2011-05, “Comprehensive Income (Topic 220)”, relating to the reclassification from accumulated other comprehensive income (loss) to net income (loss) within the respective components of net income (loss) and other comprehensive income (loss). These ASUs does not change the items which must be reported in other comprehensive income (loss), how such items are measured or when they must be reclassified to net income (loss). These ASUs are effective for interim and annual periods beginning after December 15, 2011. Because these ASUs impacts presentation only, it will have no effect on the Company’s financial condition.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

2.	Significant Accounting Policies (Continued):

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU establishes a global standard for measuring amounts at fair value. The ASU is effective for the Company beginning the first quarter of 2012. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements and disclosures.

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

3.	Acquisitions:

Consolidated Entities. During the year ended December 31, 2011, the Company acquired the following properties (in thousands):

Property/Description	Location	Date of Acquisition	Purchase Price
The Omni Mount Washington Resort— One golf facility, resort amenities and development land	New Hampshire	8/12/2011	$10,500

Culpepper Place at Branson Meadows— One senior housing property	Missouri	8/31/2011	$9,850

Culpepper Place at Chesterfield Village— One senior housing property	Missouri	8/31/2011	$12,200

Culpepper Place of Nevada— One senior housing property	Missouri	8/31/2011	$425

Culpepper Place of Springdale— One senior housing property	Arkansas	8/31/2011	$8,850

Culpepper Place of Springfield— One senior housing property	Missouri	8/31/2011	$7,725

Culpepper Place of Jonesboro— One senior housing property	Arkansas	8/31/2011	$7,950

Town Center Village— One senior housing property	Oregon	8/31/2011	$40,967

Stevens Pass Mountain Resort— One ski and mountain lifestyle property	Washington	11/17/2011	$20,475

Grand Victorian of Pelkin— One senior housing property	Illinois	12/29/2011	$9,930

Grand Victorian of Sterling— One senior housing property	Illinois	12/29/2011	$9,700

Grand Victorian of Washington— One senior housing property	Illinois	12/29/2011	$11,120

		Total	$149,692

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

3.	Acquisitions (Continued):

The senior housing properties are operated under management agreements with third-party management operators for a term of five to 10 years, with renewal options. The ski and mountain lifestyle property is subject to a long-term triple-net lease with renewal options. The golf facility, resort amenities and development land were additional asset acquisitions at the Company’s Mount Washington Resort and as such are included under that management agreement.

The following summarizes the allocation of the purchase price for the above properties and the estimated fair values of the assets acquired (in thousands):

Total Purchase Price Allocation
Land and land improvements	$18,209
Leasehold interests and improvements	13,084
Buildings	104,351
Equipment	6,376
Intangibles – in-place leases (1)	7,672

Net assets acquired	$149,692

FOOTNOTE:

(1)	The weighted-average amortization period for intangible in-place leases acquired is 2.5 years.

The rental income and net operating income attributable to these newly acquired properties included in the Company’s consolidated statements of operations for the year ended December 31, 2011 were approximately $0.6 million and $2.4 million, respectively.

The following table presents unaudited pro forma results attributable to newly acquired properties as if:

•	the Company owned each of the 2011 acquired properties as of January 1, 2010,

•	the Company owned each of the 2010 acquired properties as of January 1, 2009, and

•	the Company wholly-owned and consolidated the Great Wolf property, as of January 1, 2009 (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Revenues	$448,152	$344,114	$285,353

Net loss	$(54,065)	$(79,018)	$(17,144)

Loss per share of common stock (basic and diluted)	$(0.18)	$(0.30)	$(0.07)

Weighted average number of shares of common stock outstanding (basic and diluted)	302,250	263,516	235,873

Unconsolidated Entities. During the year ended December 31, 2011, the Company acquired ownership interests in 42 senior housing properties through three newly formed joint ventures with Sunrise Living Investments, Inc. (“Sunrise”) with an aggregate agreed upon value of approximately $931.5 million.

	Percentage of Membership Interest		Date of	Number of	Purchase Price (4)	Financing (4)	Preferred
Name	CNL	Sunrise	Acquisition	Properties	(in millions)		Return
CNLSun I Venture (1)	60.0%	40.0%	1/10/11	29	$630.5	$435.0	11.0% to 11.5%
CNLSun II Venture (2)	70.0%	30.0%	8/2/11	6	$131.0	$104.5	11.0% to 13.0%
CNLSun III Venture (3)	67.9%	32.1%	10/12/11	7	$170.0	$120.0	10.0%

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

3.	Acquisitions (Continued):

FOOTNOTES:

(1)	The Company entered into agreements with US Assisted Living Facilities III, Inc. (“Seller”), an affiliate of an institutional investor and Sunrise Senior Living Investments, Inc. (“Sunrise”) to acquire the communities through a new joint venture formed by the Company and Sunrise (“CNLSun I”). The Company acquired its membership interests for an equity contribution of approximately $134.3 million, including certain transactional and closing costs. Sunrise contributed cash and its interest in the previous joint venture with Seller for a 40.0% membership interest in the CNLSun I. CNLSun I obtained $435.0 million in loan proceeds from new debt financing, a portion of which was used to refinance the existing indebtedness encumbering the properties in the portfolio. The non-recourse loan has a three-year term, a fixed interest rate of 6.76%, requires monthly interest-only payments and matures on February 6, 2014.

(2)	The Company entered into agreements with Metropolitan Connecticut Property Ventures, LLC, an affiliate of MetLife, Inc. (“Seller”), and Sunrise to acquire the communities through a new joint venture formed by the Company and Sunrise, CNLSun Partners II, LLC (“CNLSun II”). The Company acquired its membership interests in CNLSun II for an equity contribution of approximately $19.0 million, excluding certain transactional and closing costs. Sunrise contributed $8.1 million, in cash, for its membership interest in CNLSun II. CNLSun II paid down the portfolio’s existing financing with The Prudential Insurance Company of America by approximately $26.0 million resulting in a principal balance of approximately $104.5 million. The non-recourse loan has a floating interest rate of one-month LIBOR plus 2.08% subject to a LIBOR floor of 2.5%, matures on April 5, 2014 and has two, one-year extensions based on net operating income.

(3)	The Company entered into agreements with Master MorSun Acquisition LLC (“Seller”), an affiliate of an institutional investor, and Sunrise, to acquire the communities through a new joint venture formed by the Company and Surnise, CLPSun Partners III, LLC (“CNLSun III”). The Company acquired its membership interests in CNLSun III for an equity contribution of approximately $36.0 million, including certain transactional and closing costs. Sunrise acquired its membership interests in CNLSun III by transferring its interest in the previous joint venture with Seller, valued at $16.7 million. CNLSun III obtained $120.0 million in new debt financing which was used in part to pay in full the existing indebtedness encumbering the communities. The non-recourse loan is collateralized by the communities, has a seven year term and a fixed-interest rate of 4.8% requiring monthly interest-only payments for the initial 18 months of the loan and monthly payments thereafter of principal and interest based upon a 30 year amortization schedule.

(4)	Amounts represent 100% of the ventures’ purchase price and financing.

Under the terms of the partnership agreements with Sunrise, the Company is entitled to the preferred return on its invested capital for the first six years and shares control over major decisions with Sunrise. Sunrise holds an option to buy out the Company’s interests in the joint ventures in years three through six at a price which would provide the Company with a 13.0% to 14.0%, 16.0% and 13.0% internal rate of return depending on the date of exercise on CNLSun I Venture, CNLSun II Venture and CNLSun III Venture, respectively. Sunrise manages the properties under each of these joint ventures.

The ventures are accounted for under the equity method of accounting and the Company records its equity in earnings or losses of the ventures’ under the HLBV method of accounting due to the ventures’ structures and the preferences the Company receives on the distributions. Under this method, the Company recognizes income or loss in each period based on the change in liquidation proceeds the Company would receive from a hypothetical liquidation of its investment in the ventures based on depreciated book value.

4.	Real Estate Investment Properties, net:

As of December 31, 2011 and 2010, real estate investment properties consisted of the following (in thousands):

	2011	2010
Land and land improvements	$1,012,132	$1,011,838
Leasehold interests and improvements	314,334	306,694
Buildings	718,470	626,882
Equipment	533,325	491,278
Less: accumulated depreciation and amortization	(522,583)	(411,170)

Total	$2,055,678	$2,025,522

For the years ended December 31, 2011, 2010 and 2009, the Company had depreciation and amortization expenses of approximately $120.5 million, $122.8 million and $120.2 million, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

4.	Real Estate Investment Properties, net (Continued):

Assets Held for Sale. As of December 31, 2011, four properties with a carrying value of approximately $2.9 million were classified as assets held for sale which consists of the following (in thousands):

Land and land improvements	$1,412
Buildings	1,253
Equipment	198

$2,863

Real Estate Impairment. The Company tests the recoverability of our directly-owned real estate whenever events or changes in circumstances indicate that the carrying value of those assets may be impaired. The Company evaluates its carrying value of the properties for impairment based on the weighted analysis of the estimated undiscounted cash flows under the potential scenarios and the holding periods. As a result of the financial difficulties of a tenant in the Company’s golf sector and a decline in rental income for certain marina properties, the Company evaluated the carrying value of the properties for impairment and determined that the carrying value of some of the properties was not recoverable. As such, for the year ended December 31, 2011, the Company recorded an impairment provision of approximately $3.2 million on one golf facility. In addition, included in discontinued operations, the Company recorded an impairment provision of approximately $13.7 million on five golf facilities classified as assets held for sale. See Note 7. “Discontinued Operations” for additional information.

During 2010, the Company’s management determined that the property level performance of two waterpark hotel properties was not recovering as originally anticipated and that it was no longer in its best interest to fund debt service on the non-recourse loans encumbering the properties without a modification of the terms. Due to these circumstances, the Company evaluated the carrying values of the properties for impairment and determined that the carrying value of the assets were not recoverable. As such, for the year ended December 31, 2010, the Company recorded an impairment provision of approximately $24.8 million. In addition, the Company determined that the carrying values of one golf property and one attractions property were not fully recoverable and recorded an impairment provision of approximately $2.7 million for the related assets.

Real Estate Sales. During the year ended December 31, 2011, the Company completed the sale of three attractions properties and one golf facility for approximately $21.0 million. The Company recorded a gain of approximately $1.2 million on one attractions property, which has been recorded as a component of discontinued operations in the accompanying consolidated statements of operations. In connection with the sale of two attractions properties, the Company received approximately $12.5 million in notes, which are collateralized by the properties. In connection with the sales of these properties, no gain or loss was recorded. See Note 7. “Discontinued Operations” and Note 9. “Mortgages and Other Notes Receivable, net” for additional information.

5.	Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2011 and 2010 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	2011 Net Book Value
In place leases	$25,249	$(5,410)	$19,839
Trade name	10,798	(1,281)	9,517
Trade name	1,581	—	1,581

Total	$37,628	$(6,691)	$30,937

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

5.	Intangible Assets, net (Continued):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	2010 Net Book Value
In place leases	$17,293	$(3,249)	$14,044
Trade name	10,798	(1,032)	9,766
Trade name	1,531	—	1,531
Above-market lease (1)	629	(41)	588

Total	$30,251	$(4,322)	$25,929

FOOTNOTE:

(1)	In connection with the purchase of the assets located in The Omni Mount Washington Resort, the Company terminated its lease and wrote off the above-market lease.

Amortization expense was approximately $1.9 million, $1.4 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company wrote off approximately $0.2 million, $5.5 million and $0.6 million of in-place lease intangibles related to lease terminations for the years ended December 31, 2011, 2010 and 2009, respectively.

The estimated future amortization expense for the Company’s intangible assets, as of December 31, 2011 is as follows (in thousands):

2012	$3,662
2013	3,662
2014	1,776
2015	1,694
2016	1,645
Thereafter	16,917

Total	$29,356

6.	Operating Leases:

As of December 31, 2011, the Company leased 88 properties under long-term, triple-net leases to third-parties. The following is a schedule of future minimum lease payments to be received under the non-cancellable operating leases with third-parties at December 31, 2011 excluding properties that the Company has determined to manage and properties that are classified as assets held for sale (in thousands):

2012	$112,359
2013	116,752
2014	121,821
2015	125,853
2016	128,482
Thereafter	1,499,584

Total	$2,104,851

Under a triple-net lease, the tenant is responsible for paying the Company’s percentage rent and capital improvement reserve rent. Capital improvement reserves are generally based on a percentage of gross revenue of the property and are set aside by the Company for capital improvements including replacements, from time to time, of furniture, fixtures and equipment. Percentage rent is generally based on a percentage of gross revenue after it exceeds a certain threshold. Total percentage rent recorded was approximately $1.3 million for the year ended December 31, 2011 and $1.0 million for both of the years ended December 31, 2010 and 2009. Capital improvement reserve revenues are generally based on a percentage of gross revenue at the property and totaled approximately $22.7 million, $24.2 million and $24.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, substantially all of the property expenses are required to be paid directly by the tenants, including real estate taxes which the tenants pay directly to the taxing authorities. The total annualized property taxes assessed on these properties, and paid directly by tenants, were approximately $12.3 million, $17.7 million and $14.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

7.	Discontinued Operations:

The Company classified the revenues and expenses related to all real estate properties sold and all real estate properties considered as assets held for sale as of December 31, 2011, as discontinued operations in the accompanying consolidated statements of operations. The following table is a summary of earnings (loss) from discontinued operations for the years ended December 31, 2011 (in thousands):

	2011	2010	2009
Revenues:
Rental income from operating leases	$1,961	$3,857	$4,234
Property operating revenues	757	69	—

Total revenues	2,718	3,926	4,234

Expenses:
General and administrative	82	14	27
Ground lease and permit fees	56	500	500
Property operating expenses	904	67	—
Other operating expenses	102	7	16
Bad debt expense (recovery)	(24)	205	—
Loss on lease termination	1,978	607	—
Impairment provision	13,671	2,042	—
Depreciation and amortization	722	2,087	2,353

Total expenses	17,491	5,529	2,896

Earnings (loss) before other income and gain (loss) on disposition of real estate	(14,773)	(1,603)	1,338

Other income	25	—	62
Interest expense and loan cost amortization	(454)	(697)	(734)
Gain on disposition of real estate	1,171	—	—

Discontinued operations	$(14,031)	$(2,300)	$666

8.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs - The Company has five wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to potential future buy-out options held by the respective tenants. One tenant’s buy-out option became exercisable on June 6, 2011 and is exercisable through the termination of the lease. At December 31, 2011, the tenant has not elected to exercise the buy-out option. The remaining four buy-out options become exercisable between 2012 and 2014. Two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

8.	Variable Interest and Unconsolidated Entities (Continued):

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	December 31,
	2011	2010
Assets
Real estate investment properties, net	$210,866	$216,574
Other assets	$32,759	$23,553

Liabilities
Mortgages and other notes payable	$82,376	$86,408
Other liabilities	$17,405	$13,168

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $143.8 million and $140.6 million as of December 31, 2011 and 2010, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities - The Company also holds ownership in five ventures, the DMC Partnership, the Intrawest Venture, CNLSun I Venture, CNLSunII Venture and CNLSun III Venture. Of these, the Intrawest Venture was deemed a VIE, in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partner, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is primarily limited to the carrying amount of its investment in the venture, which totaled approximately $30.4 million and $30.2 million as of December 31, 2011 and 2010, respectively.

The following tables present financial information for the Company’s unconsolidated entities for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 (in thousands):

Summarized operating data

	Year Ended December 31, 2011
	DMC Partnership	Intrawest Venture	CNLSun I Venture (1)	CNLSun II Venture(1)	CNLSun III Venture (1)	Total
Revenue	$27,481	$15,053	$127,479	$14,439	$9,297	$193,749
Property operating expenses	(738)	(6,353)	(86,554)	(10,276)	(7,938)	(111,859)
Depreciation and amortization	(8,935)	(4,076)	(23,419)	(2,255)	(1,570)	(40,255)
Interest expense	(8,499)	(5,514)	(31,728)	(2,121)	(1,367)	(49,229)
Interest and other income (expense)	29	167	(5,702)	(899)	(240)	(6,645)

Net income (loss)	$9,338	$(723)	$(19,924)	$(1,112)	$(1,818)	$(14,239)

Loss allocable to other venture partners	$(1,954)	$(1,733)	$(14,021)	$(333)	$(837)	$(18,878)

Income (loss) allocable to the Company	11,292	1,010	(5,903)	(779)	(981)	4,639
Amortization of capitalized costs	(487)	(234)	(2,501)	(323)	(72)	(3,617)

Equity in earnings (loss) of unconsolidated entities	$10,805	$776	$(8,404)	$(1,102)	$(1,053)	$1,022

Distributions declared to the Company	$11,292	$3,163	$15,127	$1,028	$785	$31,395

Distributions received by the Company	$11,422	$2,845	$11,218	$406	$—	$25,891

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

8.	Variable Interest and Unconsolidated Entities (Continued):

FOOTNOTE:

(1)	Represents operating data from date of acquisition through the end of the period presented.

	Year Ended December 31, 2010
	DMC Partnership	Intrawest Venture	Total
Revenue	$27,476	$15,396	$42,872
Property operating expenses	(549)	(7,033)	(7,582)
Depreciation and amortization	(8,654)	(3,997)	(12,651)
Interest expense	(8,702)	(5,526)	(14,228)
Interest and other income	37	64	101

Net income (loss)	$9,608	$(1,096)	$8,512

Loss allocable to other venture partners (1)	$(1,655)	$(1,533)	$(3,188)

Income allocable to the Company (1)	11,263	437	11,700
Amortization of capitalized costs	(488)	(234)	(722)

Equity in earnings of unconsolidated entities	$10,775	$203	$10,978

Distributions declared to the Company	$11,263	$1,579	$12,842

Distributions received by the Company	$11,112	$1,579	$12,691

	Year Ended December 31, 2009
	Wolf Partnership(2)	DMC Partnership	Intrawest Venture	Total
Revenue	$19,750	$29,131	$14,362	$63,243
Property operating expenses	(15,954)	(697)	(7,681)	(24,332)
Depreciation and amortization	(4,413)	(8,659)	(3,863)	(16,935)
Interest expense	(2,357)	(8,894)	(5,592)	(16,843)
Interest and other income (expense)	(4)	24	42	62

Net income (loss)	$(2,978)	$10,905	$(2,732)	$5,195

Income (loss) allocable to other venture partners (1)	$(528)	$478	$(1,322)	$(1,372)

Income (loss) allocable to the Company (1)	(2,450)	10,427	(1,410)	6,567
Amortization of capitalized costs	(207)	(496)	(234)	(937)

Equity in earnings (loss) of unconsolidated entities	$(2,657)	$9,931	$(1,644)	$5,630

Distributions declared to the Company	$—	$10,427	$809	$11,236

Distributions received by the Company	$—	$9,832	$954	$10,786

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the HLBV method of accounting.
(2)	As a result of the Company’s purchase of the 30.3% interest in the wolf partnership from its co-venture partner, the results of operations for the partnership are only presented through August 5, 2009. The results of operations for the properties from August 6, 2009 through December 31, 2009 were consolidated in the Company’s consolidated statements of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

8.	Variable Interest and Unconsolidated Entities (Continued):

Summarized balance sheet data

	As of December 31, 2011
	DMC Partnership		Intrawest Venture	CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total
Real estate assets, net	$241,606		$90,748	$614,548	$126,488	$164,642	$1,238,032
Intangible assets, net	6,797		1,123	95	419	874	9,308
Other assets	6,480		12,582	31,279	7,223	9,718	67,282
Mortgages and other notes payable	138,533		74,823	434,940	104,549	120,000	872,845
Other liabilities	4,633		12,746	21,258	4,586	5,693	48,916
Partners’ capital	111,717		16,884	189,724	24,995	49,541	392,861
Carrying amount of investment (1)	108,101		30,436	123,072	19,785	36,785	318,179
Company’s ownership percentage (1)	82.0	% (2)	80.0%	60.0%	70.0%	67.9%

	As of December 31, 2010
	DMC Partnership	Intrawest Venture	Total
Real estate assets, net	$246,397	$94,991	$341,388
Intangible assets, net	6,321	1,325	7,646
Other assets	7,051	12,541	19,592
Mortgages and other notes payable	142,015	76,893	218,908
Other liabilities	4,544	13,062	17,606
Partners’ capital	113,210	18,902	132,112
Carrying amount of investment (1)	107,929	32,443	140,372
Company’s ownership percentage (1)	81.9%	80.0%

FOOTNOTES:

(1)	As of December 31, 2011 and 2010, the Company’s share of partners’ capital determined under HLBV was approximately $294.5 million and $131.3 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $23.6 million and $9.1 million, respectively.

(2)	During the year ended December 31, 2011, the Company contributed cash to DMC Partnership increasing the Company’s ownership percentage to approximately 82.0%.

The Company’s maximum exposure to loss is primarily limited to the carrying amount of its investment in each of the unconsolidated entities. The unconsolidated entities have debt obligations totaling approximately $861.7 million and $207.8 million as of December 31, 2011 and 2010, respectively. If the Company engages in certain prohibited activities, there are circumstances which could trigger an obligation on the part of the Company with respect to a portion of this debt.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

9.	Mortgages and Other Notes Receivable, net:

As of December 31, 2011 and 2010, mortgages and other notes receivable consisted of the following (in thousands):

					Loan Principal Balance as of December 31,
Borrower (Description of Collateral Property)	Date of Loan Agreement(s)	Maturity Date	Interest Rate	Accrued Interest	2011	2010

PARC Management LLC	11/13/2008	11/12/2011	8.0% - 8.5%	$—	$—	$584

Big Sky Resort (one ski resort)	9/23/2008	9/1/2012	12.0%	680	68,000	68,000

CMR Properties, LLC and CM Resort, LLC (one ski property)	6/15/2010	9/30/2017	9.0% - 11.0%	172	15,670	13,787

Marinas International, Inc.	12/22/2006 3/30/2010	12/22/2021	9.0% - 10.3%	—	—	7,449

Boyne USA, Inc. (four ski resorts)	8/10/2009	9/1/2012	6.3% - 15.0%	2,312	18,173	18,208

PARC Magic Springs LLC	5/8/2009	8/1/2012	10.0% - 11.0%	—	—	1,475

PARC Investors, LLC and PARC Operations, LLC	2/10/2010	9/1/2010	9.0%	—	—	3,000

Evergreen Alliance Golf Limited, L.P.	11/12/2010	11/1/2013	11.0%	175	5,902	4,000

PARC Myrtle Waves, LLC (one attractions property)	2/10/2011	2/10/2021	7.5%	—	9,000	—

Grand Prix Tampa, LLC (one attractions property)	7/31/2011	7/31/2016	8.5%	25	3,530	—

Total				$3,364	$120,275	$116,503

Accrued interest					3,364	2,347
Acquisition fees, net					753	1,750
Loan origination fees, net					(40)	(101)
Loan loss provision (1)					—	(4,072)

Total carrying amount					$124,352	$116,427

FOOTNOTE:

(1)	The Company settled loans and wrote off the related loan loss provision for loans that were deemed uncollectible in connection with the lease termination and settlement agreement with PARC Management, LLC (“PARC”).

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

9.	Mortgages and Other Notes Receivable, net (Continued):

During the year ended December 31, 2011, the Company sold two of its attraction properties and received notes from the buyers for approximately $9.0 million and $3.5 million, respectively, both of which are collateralized by the properties sold. The $9.0 million loan requires monthly interest-only payments with approximately $1.8 million of principal due in February 2016 and the remainder of the principal and accrued and unpaid interest due at maturity. The $3.5 million loan requires monthly payments of principal and interest based on a 25-year amortization schedule with a final balloon payment at maturity. In connection with the sales, the Company recorded a deferred gain of approximately $0.8 million due to the properties being sold under the installment sales method.

During the year ended December 31, 2011, the Company received approximately $9.5 million in repayment of loans and issued mortgages notes receivable of approximately $5.8 million.

In 2010, the Company committed to fund two construction loans to two existing borrowers totaling approximately $10.1 million. In September 2011, one of the borrowers repaid its outstanding construction loan of approximately $3.1 million plus interest. As of December 31, 2011 and 2010, approximately $6.8 million and $5.0 million, respectively, were outstanding on the remaining construction loan.

The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $120.3 million and $110.8 million as of December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, the Company’s mortgages and other notes receivable when compared to the market, would receive similar terms. The Company estimated the fair market value of mortgages and other notes receivable using discounted cash flows for each individual instrument based on market interest rates as of December 31, 2011 and 2010, respectively. The Company determined market rates based on current economic conditions and prevailing market rates.

As of December 31, 2011 and 2010, the Company had two outstanding loans to unrelated VIEs totaling approximately $15.7 million and $13.8 million, respectively, which represents the Company’s maximum exposure to loss related to these investments. The Company determined it is not the primary beneficiary of the VIEs because it does not have the ability to direct the activities that most significantly impact the economic performance of the entities.

The following is a schedule of future principal maturities for all mortgages and other notes receivable (in thousands):

2012	$86,217
2013	5,950
2014	52
2015	57
2016	5,222
Thereafter	22,777

Total	$120,275

10.	Public Offerings:

On April 9, 2011, the Company completed its third offering of common stock. The Company will not commence another public offering but will continue to offer its shares of common stock to existing stockholders through its reinvestment plan (“Reinvestment Plan”). On May 2, 2011, the Company filed a registration statement on Form S-3 under the Securities Exchange Act of 1933, as amended, to register the sale of up to $250.0 million (26.3 million shares of common stock at $9.50 per share) pursuant to the Company’s Reinvestment Plan.

As of April 9, 2011, the Company had cumulatively raised approximately $3.2 billion (322.1 million shares) in subscription proceeds through its three public offerings, including approximately $290.1 million (30.5 million shares) received through the Reinvestment Plan. During the period from April 10, 2011 through December 31, 2011, the Company raised an additional $63.4 million (6.7 million shares) through its Reinvestment Plan. The Company incurred costs in connection with the issuance of shares, including filing, legal, accounting, printing, marketing support and escrow fees, selling commissions and due diligence expense reimbursements, all of which are deducted from the gross proceeds from the issuance of shares. As of December 31, 2011, the total cumulative stock issuance costs incurred were approximately $331.2 million.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

10.	Public Offerings (Continued):

The following information provides detail about the Company’s completed offerings as of December 31, 2011:

Offering	Commenced	Completed	Maximum Offering	Total Offering Proceeds (in thousands)
1st (File No. 333-108355)	4/16/2004	3/31/2006	$2.0 billion	$520,728
2nd (File No. 333-128662)	4/4/2006	4/4/2008	$2.0 billion	1,520,035
3rd (File No. 333-146457)	4/9/2008	4/9/2011	$2.0 billion	1,162,396

Total				$3,203,159

In accordance with the Company’s amended and restated articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursement, and organizational and offering expenses to be paid by the Company may not exceed 13.0% of the aggregate offering proceeds. As of December 31, 2011 and 2010, there were no offering costs in excess of the 13.0% limitation that had been billed to the Company.

11.	Indebtedness:

Mortgages and Other Notes Payable - As of December 31, 2011 and 2010, the Company had the following indebtedness (in thousands):

	Collateral & Approximate Carrying Value of			Principal Balance as of December 31,
	Collateral at December 31, 2011	Interest Rate	Maturity Date	2011	2010
Variable rate debt:
Mortgage debt	1 multi-family residential property, $93.1 million	30 day LIBOR + 1.3% (1)	1/2/2016	$64,664	$66,379
Mortgage debt	1 hotel property, $78.0 million	30 day LIBOR + 2.0%	7/13/2011	—	25,000
Mortgage debt	1 hotel property, $78.0 million	30 day LIBOR + 3.0% (1)	8/28/2016	25,000	—
Mortgage debt	1 hotel property, $43.2 million	30 day LIBOR + 2.8% and 5.0% floor	7/6/2011	—	18,129
Mortgage debt	1 ski and mountain lifestyle property, $22.8 million	30 day LIBOR + 3.3% (1)	9/1/2019	9,376	9,664
Mortgage debt	1 ski and mountain lifestyle property, $38.0 million	CDOR + 3.8% (1)	11/30/2014	18,585	19,494

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

11.	Indebtedness (Continued):

	Collateral & Approximate Carrying Value of			Principal Balance as of December 31,
	Collateral at December 31, 2011	Interest Rate	Maturity Date	2011		2010
Variable rate debt (Continued):
Mortgage debt	1 ski and mountain lifestyle property, $36.9 million	30 day LIBOR + 4.5% (1)	12/31/2015	17,250		—

Total variable rate debt				$134,875		$138,666

Fixed rate debt:
Mortgage debt	1 golf property, $8.1 million	7.3%	3/1/2016	5,543		5,660
Mortgage debt	19 golf properties and 1 sky lift attraction property, $218.6 million	6.1%	2/5/2016	91,114		123,460
Mortgage debt	6 senior housing properties, $86.8 million	4.5%	10/5/2018	52,808		—
Mortgage debt	1 additional lifestyle property, $32.2 million	6.8%	9/28/2016	19,950		—
Mortgage debt	8 golf properties, $67.0 million	6.6%	7/1/2017	—		39,079
Mortgage debt	5 ski and mountain lifestyle properties, $205.9 million	6.1%	4/5/2014	95,922		99,786
Mortgage debt	5 golf properties, $34.0 million	6.4%	3/1/2017	—		22,768
Mortgage debt	2 golf properties, $64.4 million	6.3%	12/1/2016	—		34,484
Mortgage debt	3 golf properties, $25.4 million	6.2%	12/1/2016	—		15,149
Mortgage debt	2 hotel properties, $56.1 million	6.1%	3/1/2016	53,168	(2)	61,871
Mortgage debt	3 marina properties, $41.1 million	6.3% - 6.5%	9/1/2016 – 12/1/2016	13,107		13,620

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

11.	Indebtedness (Continued):

	Collateral & Approximate Carrying Value of			Principal Balance as of December 31,
	Collateral at December 31, 2011	Interest Rate	Maturity Date	2011	2010
Fixed rate debt (Continued):
Seller financing	3 ski and mountain lifestyle properties, $115.4 million	9.0% - 9.5%	3/30/2012- 12/31/2014	52,000	52,000
Senior notes	(3)	7.3%	4/15/2019	396,550	—

	Total fixed rate debt			$780,162	$467,877

		Total debt		$915,037	$606,543

			Discount	(3,061)	(3,399)

			Total	$911,976	$603,144

FOOTNOTES:

(1)	The 30-day LIBOR rate was approximately 0.3% as of December 31, 2011 and 2010. The 30-day CDOR rate was approximately 1.2% as of December 31, 2011 and 2010.

The Company has entered into interest rate swaps for these variable rate debts. See Note 12. “Derivative instruments and Hedging Activities” for additional information.

(2)	On October 7, 2011, the Company completed a troubled debt restructure of its non-recourse mortgage loan encumbering two waterpark hotel properties with an original outstanding principal balance of approximately $61.9 million. Under the terms of the restructure the Company agreed to make an investment of approximately $10.5 million (“Additional GW Investment”) of which approximately $5.7 million was used to pay down the original principal and approximately $4.8 million is reserve for capital improvements. Under a troubled debt restructure, the debt is recorded at an amount equal to the total cash payments, including both principal and interest, under the new terms, the $53.2 million in the table above represents the total cash payments under the new debt. In connection with the restructuring, the Company recorded loss on extinguishment of debt of approximately $1.0 million primarily related to legal costs incurred in connection with the troubled debt restructure, which has been included in the accompanying statements of operations.

The Company received a three-year extension on the maturity of the debt to March 1, 2016. The lender agreed to forgive $14.0 million in principal and converted $7.2 million in principal to the right to receive payments subject to future performance of the properties. Monthly interest-only payments on $35.0 million in principal at the rate of 6.08% are payable through August 1, 2012 at which time the loan will be subject to a 25-year period amortization.

Payments on the $7.2 million contingent principal will have an interest rate of 6.1% and is subordinate to the Company first receiving an amount equal to $8.8 million of the Additional GW Investment plus a return of 9.0%. Once this occurs the lender will have the right to receive 50.0% of the net cash flows from the properties as defined in the agreement. At maturity, the lender will have the opportunity to receive any unpaid portion of the $7.2 million contingent principal plus interest based on the appraised value at that time.

(3)	The Senior Notes are uncollateralized obligations and are guaranteed by certain of the Company’s consolidated subsidiaries. See Note 20. “Supplemental Consolidating Financial Statements” for additional information.

Senior Notes - On April 5, 2011, the Company issued $400.0 million in senior notes (the “Senior Notes”), which were sold at an offering price of 99.249% of par value, resulting in net proceeds to the Company of approximately $388.0 million, net of transaction costs. Approximately $210.1 million in proceeds from the Senior Notes was used to refinance

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

11.	Indebtedness (Continued):

existing indebtedness including the pay-down of the Company’s line of credit. The remaining proceeds has been, and will be used, for acquisitions of additional properties and general corporate purposes. The Senior Notes mature on April 15, 2019, and bear interest at a rate of 7.25% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year beginning on October 15, 2011. The senior notes were sold at a discount with an effective rate of 7.389%.

The terms of the indenture governing the Senior Notes, among other things, place certain limitations on the Company’s and certain of its subsidiaries, ability to (i) transfer and sell assets; (ii) pay dividends or make certain distributions, buy subordinated indebtedness or securities or make certain other restricted payments; (iii) incur or guarantee additional indebtedness or issue preferred stock; (iv) incur dividend or other payment restrictions affecting restricted subsidiaries; (v) merge, consolidate or sell all or substantially all of the Company’s assets; (vi) enter into certain transactions with affiliates; or (vii) engage in business other than a business that is the same or similar to the Company’s current business or a reasonably related extension thereof. These covenants are subject to a number of limitations and exceptions that are described in the indenture. Additionally, the indenture require the Company to maintain, at all times, total unencumbered assets of not less than 150% of the aggregate principal amount of our consolidated unsecured indebtedness. As of December 31, 2011, the Company was in compliance with the Senior Notes covenants.

At any time prior to April 15, 2014, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the senior notes at a redemption price equal to 107.3% of the principal amount. At any time prior to April 15, 2015, the Company may redeem all or part of the senior notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest and additional interest, if any, thereon, to the date of redemption. In addition, the Company may redeem some or all of the senior notes on or after April 15, 2015, at redemption prices set forth in the indenture, together with accrued and unpaid interest.

On October 4, 2011, the Company repurchased, at a discount, the face value of approximately $3.5 million and recorded approximately $0.6 million in gain, reducing its liability in the senior notes.

Line of Credit - On August 4, 2011, the Company amended its revolving line of credit arrangement to increase the borrowing capacity up to $125.0 million, with a current borrowing capacity of approximately $115.4 million based on the value of the underlying collateral. The terms of the revolving line of credit remained substantially similar. As of December 31, 2011, the Company has not drawn on the line of credit.

The following is a schedule of future principal payments and maturities for all indebtedness (in thousands):

2012	$67,208
2013	16,137
2014	33,908
2015	109,485
2016	160,400
Thereafter	527,899

Total	$915,037

As of December 31, 2011, three of the Company’s loans require it to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total asset ratio, with which the Company was in compliance. The Company’s other long-term borrowings are not subject to any significant financial covenants.

The Company estimates that at December 31, 2011 and 2010, the fair value of its fixed rate debt was approximately $744.8 million and $439.0 million, respectively, and the fair value of its variable rate debt was approximately $102.3 million and $187.0 million, respectively, based upon the current rates and spreads it would pay to obtain similar borrowings.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

12.	Derivative Instruments and Hedging Activities:

The Company utilizes derivative instruments to offset partially the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on its balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statements of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statements of operations.

The Company has five interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2011 and 2010, which are included in other assets and other liabilities in the accompanying consolidated balance sheets (in thousands):

							Fair Value Asset (Liability) December 31, (3)
Notional Amount		Strike (1)		Credit Spread (1)	Trade Date	Maturity Date	2011	2010
$64,664		1.9%		1.3%	12/6/10	1/2/16	$(2,129)	$510
$9,376		3.6%		3.3%	9/28/09	9/1/19	$(1,136)	$(495)
$18,584	(2)	2.7	% (2)	3.8%	12/1/09	12/1/14	$(796)	$(341)
$17,250		2.2%		4.5%	1/13/11	12/31/15	$(762)	$—
$25,000		1.3%		3.0%	8/30/11	8/28/16	$(361)	$—

FOOTNOTES:

(1)	The strike rate does not include the credit spread on each of the notional amounts.
(2)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.4%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 0.98 and 0.99 Canadian dollars for $1.00 U.S. dollar on December 31, 2011 and 2010, respectively.
(3)	Fair value amounts are recorded as a component of other liabilities and other assets, as applicable.

During the fourth quarter of 2010, in connection with the restructuring of one of its loans, the Company terminated two interest rate swaps and began amortizing the fair value of those interest rate swaps included in other comprehensive income (loss). For the years ended December 31, 2011 and 2010, approximately $1.7 million and $2.3 million, respectively, were amortized and included in the consolidated statements of operations as interest expense.

As of December 31, 2011, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

13.	Fair Value Measurements:

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments is included in other assets and other liabilities in the accompanying consolidated balance sheets.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

13.	Fair Value Measurements (Continued):

In connection with certain property acquisitions, the Company agreed to pay additional purchase consideration contingent upon the respective property achieving certain financial performance goals through December 31, 2011. Upon the closing of each acquisition, the Company estimated the fair value of any expected additional purchase consideration to be paid, which is classified as Level 3 in the fair value hierarchy. Such amounts were recorded and included in other liabilities in the accompanying consolidated balance sheets and totaled approximately $0.6 million as of December 31, 2010. Changes in estimates or the periodic accretion of the additional purchase consideration estimated payments were recognized as other income (expense) in the accompanying consolidated statements of operations. As of December 31, 2011, the property had not achieved the financial performance goals, and as such, no payments were made and the Company has no further obligations.

The Company has five investment properties that were deemed impaired and are carried at fair value as of December 31, 2011. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, management’s estimated cash flows over various holding periods, discounted using a range of estimated capitalization rates.

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of December 31, 2011 and 2010, as follows (in thousands):

	Fair Value Measurement as of December 31, 2011	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$2,863	$—	$—	$2,863
Liabilities:
Derivative instruments	$5,184	$—	$5,184	$—

	Fair Value Measurement as of December 31, 2010	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$510	$—	$510	$—
Liabilities:
Derivative instruments	$836	$—	$836	$—
Contingent purchase consideration	$625	$—	$—	$625

The following information details the changes in the fair value measurements using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (in thousands):

	Assets	Liabilities
Balance at January 1, 2011	$—	$625
Transfer into Level 3	2,863
Adjustments to estimates (1)	—	(747)
Accretion of discounts	—	122

Balance as of December 31, 2011	$2,863	$—

(1) CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

13.	Fair Value Measurements (Continued):

FOOTNOTES:

In connection with the acquisition of a property in 2009, the Company agreed to pay additional purchase price consideration of up to $14.7 million upon the property achieving certain financial performance goals. During 2011, the operating income of the property did not exceed certain thresholds. As such, the additional purchase price consideration was reduced.

14.	Income Taxes:

As of December 31, 2011 and 2010, the Company recorded net current and long-term deferred tax assets related to depreciation differences, deferred income, and net operating losses at its TRS subsidiaries and properties under foreclosure elections as a result of certain tenant defaults and lease terminations. Because there are no historical earnings and no certainty that such deferred tax assets will be available to offset future tax liabilities, the Company has established a full valuation allowance as of December 31, 2011 and 2010. The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Net operating losses	$81,848	$69,018
Book/tax differences in deferred income	1,539	299
Book/tax differences in acquired assets	(42,557)	(35,357)

Total deferred tax asset	40,830	33,960
Valuation allowance	40,830	(33,960)

	$—	$—

The Company’s TRS subsidiaries had net operating loss carry-forwards for federal and state purposes of approximately $202.0 million and $166.5 million as of December 31, 2011 and 2010, respectively, to offset future taxable income. The estimated net operating loss carry-forwards will expire as follows:

Expiration Year	Net Operating Loss
2025	$1,600
2026	$5,600
2027	$26,700
2028	$44,900
2029	$48,000
2030	$39,700
2031	$35,500

The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. In addition, the Company has determined that no significant differences exist between the total income tax expense or benefit and the amount computed by applying the statutory federal income rate to its TRS income before taxes without record to the impact of the valuation allowance.

15.	Related Party Arrangements:

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

15.	Related Party Arrangements (Continued):

For the years ended December 31, 2011, 2010 and 2009, the Advisor and former advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Acquisition fees: (1)
Acquisition fees from offering proceeds	$7,244	$10,990	$6,512
Acquisition fees from debt proceeds	22,009	1,535	2,614

Total	29,253	12,525	9,126

Asset management fees: (2)	31,802	26,808	25,075

Reimbursable expenses: (3)
Offering costs	1,251	3,706	3,618
Acquisition costs	378	226	114
Operating expenses	11,419	9,254	9,616

Total	13,048	13,186	13,348

Total fees earned and reimbursable expenses	$74,103	$52,519	$47,549

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property. The fees are generally equal to 3.0% of gross offering proceeds from the sale of the Company’s common stock including proceeds from shares sold under its Reinvestment Plan, and 3.0% of loan proceeds in connection with the incurrence of indebtedness, including the Company’s pro-rata share of joint venture indebtedness.
(2)	Asset management fees are equal to 0.08334% per month of the Company’s real estate asset value, which is generally the amount actually paid or allocated to the purchase, development, construction or improvement of a property, and the outstanding principal amount of any mortgage note receivable as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended December 31, 2011, operating expenses did not exceed the Expense Cap.

The Managing Dealer received fees and compensation in connection with the Company’s third and final public offering of common stock, which was completed on April 9, 2011. For the years ended December 31, 2011, 2010 and 2009, the Company incurred the following fees to related parties in connection with shares sold in that offering (in thousands):

	Year Ended December 31,
	2011	2010	2009
Selling commissions	$12,855	$23,141	$15,484
Marketing support fee and due diligence expense reimbursements	5,520	9,931	6,654

Total	$18,375	$33,072	$22,138

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

15.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	As of December 31,
	2011	2010
Due to the Advisor and its affiliates:
Offering expenses	$24	$457
Asset management fees	—	2,291
Operating expenses	619	1,211
Acquisition fees and expenses	477	1,113

Total	$1,120	$5,072

Due to Managing Dealer:
Selling commissions	$—	$380
Marketing support fees and due diligence expense reimbursements	—	162

Total	—	542

Total due to affiliates	$1,120	$5,614

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $4.4 million and $5.3 million as of December 31, 2011 and December 31, 2010, respectively.

16.	Stockholders’ Equity:

Distributions- In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90.0% of its REIT taxable income. The Company intends to make regular distributions, and the Board of Directors currently intends to declare and pay distributions on a quarterly basis. For the years ended December 31, 2011, 2010 and 2009, the Company declared and paid distributions of approximately $188.4 million ($0.6252 per share), $163.9 million ($0.6252 per share) and $154.5 million ($0.6577 per share), respectively.

For the years ended December 31, 2011, 2010 and 2009, approximately 0.0%, 0.3% and 4.4%, respectively, of the distributions paid to the stockholders were considered taxable income and approximately 100.0%. 99.7% and 95.6%, respectively, were considered a return of capital for federal income tax purposes, respectively. No amounts distributed to stockholders for the years ended December 31, 2011, 2010 and 2009 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

Redemption of Shares - The following details the Company’s redemptions for the years ended December 31, 2011 and 2010 (in thousands except per share data).

2011 Quarters	First	Second	Third	Fourth	Full Year
Requests in queue	3,595	4,036	5,328	6,016	3,595
Redemptions requested	1,227	2,133	1,475	1,170	6,005
Shares redeemed:
Prior period requests	(631)	(500)	(503)	(609)	(2,243)
Current period request	(135)	(256)	(265)	(158)	(814)
Adjustments (1)	(20)	(85)	(19)	—	(124)

Pending redemption requests (2)	4,036	5,328	6,016	6,419	6,419

Average price paid per share	$9.79	$9.83	$9.83	$9.80	$9.81

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

16.	Stockholders’ Equity (Continued):

2010 Quarters	First	Second	Third	Fourth	Full Year
Requests in queue	1,324	1,387	2,263	3,043	1,324
Redemptions requested	1,981	1,746	1,583	1,372	6,682
Shares redeemed:
Prior period requests	(1,200)	(538)	(540)	(558)	(2,836)
Current period request	(594)	(225)	(226)	(208)	(1,253)
Adjustments (1)	(124)	(107)	(37)	(54)	(322)

Pending redemption requests (2)	1,387	2,263	3,043	3,595	3,595

Average price paid per share	$9.73	$9.83	$9.79	$9.79	$9.77

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in the Company’s offerings. The amount redeemed on a quarterly basis, if any, is determined by the Board of Directors in its sole discretion. Beginning in the first quarter of 2012, the Company’s board of director approved redemptions of up to $1.75 million per calendar quarter.

17.	Concentrations of Risk:

As of December 31, 2011 and 2010 and for the three years ended through December 31, 2011, the Company had the following tenants that individually accounted for 10.0% or more of its aggregate total revenues or assets.

Tenant	Number and Type of Leased Properties	Percentage of Total Revenues			Percentage of Total Assets
		2011	2010	2009	2011	2010
PARC Management, LLC (“PARC”)	n/a (1)	n/a (1)	11.0%	18.3%	n/a (1)	n/a (1)
Boyne USA, Inc. (“Boyne”)	7 ski and mountain lifestyle properties	9.6%	12.6%	15.3%	7.9%	8.8%
Evergreen Alliance Golf Limited, L.P.	42 golf facilities (2)	8.3%	12.1%	14.3%	12.3%	14.6%

FOOTNOTES:

(1)	In 2010, the Company began the process of transitioning all of its properties previously leased to PARC to new third-party managers. This process was completed in February 2011 and PARC is no longer a tenant of the Company.
(2)	On November 9, 2011, the Company’s Board of Directors approved the sale of five golf properties and the transition of seven other properties to new third-party managers to be operated for a period of time. For the year ended December 31, 2011, the Company had completed the sale of one property with the remaining properties to be sold and transitioned during 2012. The calculation above includes all properties including those properties classified as assets held for sale.

Additionally, the Company has made loans to PARC, Boyne and EAGLE that together generated interest income totaling approximately $11.6 million or 2.8%, $11.4 million or 3.8% and $9.0 million or 3.6% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

17.	Concentrations of Risk (Continued):

Failure of any of these tenants to pay contractual lease or interest payments could significantly impact the Company’s results of operations and cash flows from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

The Company’s real estate investment portfolio is geographically diversified with properties in 34 states and Canada. The Company owns ski and mountain lifestyle properties in eight states and Canada with a majority of those properties located in the northeast, California and Canada. The Company’s golf properties are located in 15 states with a majority of those facilities located in “Sun Belt” states. The Company’s attractions properties are located in 13 states with a majority located in the Southern and Western United States.

As of December 31, 2011, the Company’s investments in real estate when aggregated by initial purchase price were concentrated in the following asset classes: approximately 19.6% in ski and mountain lifestyle, 16.5% in golf facilities, 12.5% in attractions, 30.7% in senior housing, 5.3% in marinas and 15.4% in additional lifestyle properties. Adverse events or conditions affecting those asset classes and related industries, such as severe weather conditions or economic downturn, could significantly impact the Company’s ability to generate rental income or cash flows which, in turn would significantly impact its ability to pay debt service and make distributions to stockholders.

18.	Commitments and Contingencies:

The Company has commitments under ground leases and land permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds, and are paid by the third-party tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $15.1 million, $12.1 million and $11.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and have been reflected as ground lease, concession hold and permit fees with a corresponding increase in rental income from operating leases in the accompanying consolidated statements of operations.

The following is a schedule of future obligations under ground leases and land permits (in thousands):

2012	$15,285
2013	15,285
2014	15,285
2015	15,285
2016	15,146
Thereafter	253,778

Total	$330,064

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

19.	Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2011 and 2010 (in thousands except per share data):

2011 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$82,178	$105,603	$154,479	$77,811	$420,071
Operating income (loss)	(5,646)	(1,114)	27,931	(17,039)	4,132
Equity in earnings of unconsolidated entities	(3,866)	2,161	926	1,801	1,022
Income (loss) from continuing operations	(20,843)	(15,978)	12,165	(30,923)	(55,579)
Discontinued operations (2)	213	245	(13,404)	(1,085)	(14,031)
Net income (loss)	(20,630)	(15,733)	(1,239)	(32,008)	(69,610)
Weighted average number of shares outstanding (basic and diluted)	290,079	304,595	306,344	307,776	302,250
Earnings (loss) per share of common stock (basic and diluted)	$(0.07)	$(0.05)	$(0.00)	$(0.10)	$(0.23)

2010 Quarters	First	Second	Third (1)	Fourth (1)	Full Year
Total revenues	$82,628	$70,376	$79,183	$68,315	$300,502
Operating income (loss)	14,849	4,707	(58,348)	(19,876)	(58,668)
Equity in earnings of unconsolidated entities	3,177	2,525	2,811	2,465	10,978
Income (loss) from continuing operations	6,629	(4,797)	(67,211)	(14,210)	(79,589)
Discontinued operations (2)	160	265	(2,579)	(146)	(2,300)
Net income (loss)	6,789	(4,532)	(69,790)	(14,356)	(81,889)
Weighted average number of shares outstanding (basic and diluted)	250,327	257,727	267,353	278,299	263,516
Earnings (loss) per share of common stock (basic and diluted)	$0.03	$(0.02)	$(0.26)	$(0.05)	$(0.31)

FOOTNOTES:

(1)	The increases in net loss during the last six months of 2010 was partially attributable to the lease termination with PARC and the impairment provision on four of the Company’s properties as discussed above.
(2)	During the fourth quarter of 2011 the Company classified certain properties as assets held for sale and reclassified the results related to those properties to discontinued operations for all periods presented.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

20.	Supplemental Consolidating Financial Statements:

As discussed above in Note 11. “Indebtedness”, the Company issued Senior Notes which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional. The following summarizes the Company’s consolidated financial information as of December 31, 2011 and 2010:

CONSOLIDATING BALANCE SHEET

As of December 31, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$989,652	$1,066,026	$—	$2,055,678
Investments in unconsolidated entities	—	318,179	—	—	318,179
Investments in subsidiaries	2,140,835	901,798	1,148,640	(4,191,273)	—
Cash	134,608	5,036	23,195	—	162,839
Mortgages and other notes receivable, net	—	88,567	118,474	(82,689)	124,352
Deferred rent and lease incentives	—	70,680	24,301	—	94,981
Other assets	16,899	15,133	16,696	—	48,728
Restricted cash	91	19,364	18,422	—	37,877
Intangibles, net	—	18,881	12,056	—	30,937
Accounts and other receivables, net	1	10,198	7,337	—	17,536
Assets held for sale	—	2,863	—	—	2,863

Total Assets	$2,292,434	$2,440,351	$2,435,147	$(4,273,962)	$2,893,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$206,986	$374,072	$(62,864)	$518,194
Senior notes, net of discount	393,782	—	—	—	393,782
Other liabilities	—	27,099	17,757	—	44,856
Accounts payable and accrued expenses	7,562	3,408	41,013	(19,825)	32,158
Security deposits	—	10,405	3,475	—	13,880
Due to affiliates	1,110	2	8	—	1,120

Total Liabilities	402,454	247,900	436,325	(82,689)	1,003,990

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,092	—	—	—	3,092
Capital in excess of par value	2,743,972	4,275,586	4,655,057	(8,930,643)	2,743,972
Accumulated earnings (deficit)	(78,138)	268,711	335,158	(599,104)	(73,373)
Accumulated distributions	(778,946)	(2,351,846)	(2,981,941)	5,338,474	(774,259)
Accumulated other comprehensive loss	—	—	(9,452)	—	(9,452)

	1,889,980	2,192,451	1,998,822	(4,191,273)	1,889,980

Total Liabilities and Stockholders’ Equity	$2,292,434	$2,440,351	$2,435,147	$(4,273,962)	$2,893,970

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

20.	Supplemental Consolidating Financial Statements (Continued):

CONSOLIDATING BALANCE SHEET

As of December 31, 2010

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Consolidating Subsidiaries	Consolidating Eliminations	Consolidated
ASSETS

Real estate investment properties, net	$—	$1,058,952	$966,570	$—	$2,025,522
Cash	191,410	2,471	6,636	—	200,517
Investments in unconsolidated entities	—	140,372	—	—	140,372
Investments in subsidiaries	1,749,585	1,360,748	684,057	(3,794,390)	—
Mortgages and other notes receivable, net	—	88,533	106,757	(78,863)	116,427
Deferred rent and lease incentives	—	61,227	19,721	—	80,948
Other assets	2,077	30,538	17,104	—	49,719
Intangibles, net	—	19,909	6,020	—	25,929
Restricted cash	—	12,325	7,587	—	19,912
Accounts and other receivables, net	81	8,347	6,152	—	14,580

Total Assets	$1,943,153	$2,783,422	$1,820,604	$(3,873,253)	$2,673,926

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$334,727	$329,978	$(61,561)	$603,144
Line of credit	—	58,000	—	—	58,000
Other liabilities	—	27,413	8,142	—	35,555
Accounts payable and accrued expenses	6,528	3,671	31,536	(17,302)	24,433
Security deposits	—	11,421	4,719	—	16,140
Due to affiliates	5,585	2	27	—	5,614

Total Liabilities	12,113	435,234	374,402	(78,863)	742,886

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share
Excess shares, $.01 par value per share
Common stock, $.01 par value per share	2,847	—	—	—	2,847
Capital in excess of par value	2,523,405	3,888,122	3,317,749	(7,205,871)	2,523,405
Accumulated earnings (deficit)	(8,528)	263,777	322,429	(581,441)	(3,763)
Accumulated distributions	(586,684)	(1,803,711)	(2,188,339)	3,992,922	(585,812)
Accumulated other comprehensive loss	—	—	(5,637)	—	(5,637)

	1,931,040	2,348,188	1,446,202	(3,794,390)	1,931,040

Total Liabilities and Stockholders’ Equity	$1,943,153	$2,783,422	$1,820,604	$(3,873,253)	$2,673,926

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

20.	Supplemental Consolidating Financial Statements (Continued):

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$103,698	$67,310	$—	$171,008
Property operating revenues	—	39,497	196,603	—	236,100
Interest income on mortgages					—
and other notes receivable	—	9,264	12,512	(8,813)	12,963

Total revenues	—	152,459	276,425	(8,813)	420,071

Expenses:
Property operating expenses	—	39,567	158,668	—	198,235
Asset management fees to advisor	31,802	—	—	—	31,802
General and administrative	14,524	475	1,631	—	16,630
Ground lease and permit fees	—	10,282	4,823	—	15,105
Acquisition fees and costs	11,168	—	—	—	11,168
Other operating expenses	289	1,947	7,240	—	9,476
Bad debt expense	—	469	304	—	773
Loss (gain) on lease termination	—	7,377	(188)	—	7,189
Impairment provision	—	3,199	—	—	3,199
Depreciation and amortization	—	58,630	63,732	—	122,362

Total expenses	57,783	121,946	236,210	—	415,939

Operating income (loss)	(57,783)	30,513	40,215	(8,813)	4,132

Other income (expense):
Interest and other income (expense)	322	9	(381)	—	(50)
Interest expense and loan cost amortization	(23,635)	(19,082)	(26,213)	8,813	(60,117)
Gain (loss) on extinguishment of debt	647	—	(1,213)	—	(566)
Equity in earnings of unconsolidated entities	—	1,022	—	—	1,022
Equity in earnings, intercompany	10,839	6,494	330	(17,663)	—

Total other expense	(11,827)	(11,557)	(27,477)	(8,850)	(59,711)

Income (loss) from continuing operations	(69,610)	18,956	12,738	(17,663)	(55,579)
Discontinued operations	—	(14,022)	(9)	—	(14,031)

Net income (loss)	$(69,610)	$4,934	$12,729	$(17,663)	$(69,610)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

20.	Supplemental Consolidating Financial Statements (Continued):

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2010

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$106,998	$91,174	$—	$198,172
Property operating revenues	—	15,131	71,367	—	86,498
Interest income on mortgages and other notes receivable	—	11,798	12,014	(7,980)	15,832

Total revenues	—	133,927	174,555	(7,980)	300,502

Expenses:
Property operating expenses	—	14,757	64,541	—	79,298
Asset management fees to advisor	26,808	—	—	—	26,808
General and administrative	11,639	660	1,929	—	14,228
Ground lease and permit fees	—	7,975	4,114	—	12,089
Acquisition fees and costs	14,149	—	—	—	14,149
Other operating expenses	91	(971)	3,401	—	2,521
Bad debt expense	—	658	1,452	—	2,110
Loan loss provision	—	4,072	—	—	4,072
Loss on lease termination	—	15,963	38,958	—	54,921
Impairment provision	—	663	24,175	—	24,838
Depreciation and amortization	—	60,462	63,674	—	124,136

Total expenses	52,687	104,239	202,244	—	359,170

Operating income (loss)	(52,687)	29,688	(27,689)	(7,980)	(58,668)

Other income (expense):
Interest and other income	718	1,956	85	—	2,759
Interest expense and loan cost amortization	—	(26,025)	(31,874)	7,980	(49,919)
Gain on extinguishment of debt	—	888	14,373	—	15,261
Equity in earnings of unconsolidated entities	—	10,978	—	—	10,978
Equity (loss) in earnings, intercompany	(29,920)	7,772	42,604	(20,456)	—

Total other income (expense)	(29,202)	(4,431)	25,188	(12,476)	(20,921)

Income (loss) from continuing operations	(81,889)	25,257	(2,501)	(20,456)	(79,589)
Discontinued operations	—	(2,210)	(90)	—	(2,300)

Net income (loss)	$(81,889)	$23,047	$(2,591)	$(20,456)	$(81,889)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

20.	Supplemental Consolidating Financial Statements (Continued):

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2009

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$109,405	$91,606	$—	$201,011
Property operating revenues	—	14,227	21,019	—	35,246
Interest income on mortgages and other notes receivable	—	12,308	8,948	(8,478)	12,778

Total revenues	—	135,940	121,573	(8,478)	249,035

Expenses:
Property operating expenses	—	13,123	21,542	—	34,665
Asset management fees to advisor	25,075	—	—	—	25,075
General and administrative	11,757	818	1,333	—	13,908
Ground lease and permit fees	—	8,191	2,869	—	11,060
Acquisition fees and costs	14,616	—	—	—	14,616
Other operating expenses	201	5,054	4,276	—	9,531
Bad debt expense	—	153	2,160	—	2,313
Loss on lease termination	—	1,568	2,938	—	4,506
Depreciation and amortization	—	63,362	58,322	—	121,684

Total expenses	51,649	92,269	93,440	—	237,358

Operating income (loss)	(51,649)	43,671	28,133	(8,478)	11,677

Other income (expense):
Interest and other income	1,265	1,272	74	—	2,611
Interest expense and loan cost amortization	—	(24,882)	(23,500)	8,478	(39,904)
Equity in earnings of unconsolidated entities	—	5,630	—	—	5,630
Equity in earnings, intercompany	31,064	31,197	52,763	(115,024)	—

Total other income (expense)	32,329	13,217	29,337	(106,546)	(31,663)

Income (loss) from continuing operations	(19,320)	56,888	57,470	(115,024)	(19,986)
Discontinued operations	—	287	379	—	666

Net income (loss)	$(19,320)	$57,175	$57,849	$(115,024)	$(19,320)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

20.	Supplemental Consolidating Financial Statements (Continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(78,842)	$79,457	$82,449	$83,064

Investing activities:
Acquisition of properties	—	—	(149,692)	(149,692)
Capital expenditures	—	(19,629)	(22,716)	(42,345)
Investment in and contributions to unconsolidated entities		(191,397)	—	(191,397)
Proceeds from sale of properties		8,450		8,450
Proceeds from disposal of assets	—	100	4	104
Distribution from unconsolidated entities	—	11,624	—	11,624
Issuance of mortgage loans receivable	—	—	(5,760)	(5,760)
Principal payments received on mortgage loans receivable	—	7,528	1,945	9,473
Changes in restricted cash	(92)	(2,630)	(10,684)	(13,406)
Acquisition fees on mortgage notes receivable	—	—	(59)	(59)

Net cash used in investing activities	(92)	(185,954)	(186,962)	(373,008)

Financing activities:
Offering proceeds	187,555	—	—	187,555
Redemptions of common stock	(30,000)	—	—	(30,000)
Distributions to stockholders, net of reinvestments	(104,951)	—	—	(104,951)
Stock issuance costs	(21,213)	—	—	(21,213)
Proceeds from mortgage loans and other notes payable	—	20,411	96,129	116,540
Proceeds from unsecured senior notes	396,996	—	—	396,996
Principal payments on line of credit	—	(58,000)	—	(58,000)
Principal payments on mortgage loans	(2,777)	(145,623)	(56,400)	(204,800)
Principal payments on capital leases	—	(2,065)	(1,902)	(3,967)
Payment of loan costs	(19,252)	(2,314)	(4,096)	(25,662)
Transfer to (from) Issuer	(384,226)	296,653	87,573	—

Net cash provided by financing activities	22,132	109,062	121,304	252,498

Effect of exchange rate fluctuation on cash	—	—	(232)	(232)

Net increase in cash	(56,802)	2,565	16,559	(37,678)
Cash at beginning of period	191,410	2,471	6,636	200,517

Cash at end of period	$134,608	$5,036	$23,195	$162,839

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

20.	Supplemental Consolidating Financial Statements (Continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2010

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(44,837)	$93,657	$30,956	$79,776

Investing activities:
Acquisition of properties	—	(34,000)	(47,390)	(81,390)
Capital expenditures	—	(17,217)	(41,923)	(59,140)
Deposits on real estate investments	—	(11,220)	—	(11,220)
Investment in subsidiaries	—	—	—	—
Payment of contingent purchase consideration	—	(12,433)	—	(12,433)
Issuance of mortgage loans receivable	—	(8,598)	(6,299)	(14,897)
Principal payments received on mortgage loans receivable	—	38,614	—	38,614
Acquisition fees on mortage notes receivable	—	(306)	(155)	(461)
Return of short term investments	8,000	—	—	8,000
Proceeds from disposal of assets	—	590	—	590
Changes in restricted cash	—	(4,812)	(1,426)	(6,238)

Net cash provided by (used in) investing activities	8,000	(49,382)	(97,193)	(138,575)

Financing activities:
Offering proceeds	333,346	—	—	333,346
Redemptions of common stock	(40,396)	—	—	(40,396)
Distributions to stockholders, net of reinvestments	(90,855)	—	—	(90,855)
Stock issuance costs	(36,574)	—	—	(36,574)
Borrowings under line of credit	—	58,000	—	58,000
Proceeds from mortgage loans and other notes payable	—	—	12,202	12,202
Principal payments on line of credit	—	(99,483)	—	(99,483)
Principal payments on mortgage loans	—	(19,206)	(31,244)	(50,450)
Principal payments on capital leases	—	(1,976)	(2,308)	(4,284)
Payment of loan costs	(150)	(4,256)	(1,497)	(5,903)
Transfer to (from) Issuer	(114,389)	23,496	90,893	—

Net cash provided by (used in) financing activities	50,982	(43,425)	68,046	75,603

Effect of exchange rate fluctuation on cash	—	—	138	138
Net increase in cash	14,145	850	1,947	16,942
Cash at beginning of period	177,265	1,621	4,689	183,575

Cash at end of period	$191,410	$2,471	$6,636	$200,517

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

20.	Supplemental Consolidating Financial Statements (Continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2009

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(42,075)	$76,725	$27,750	$62,400

Investing activities:
Acquisition of properties	—	(25,914)	(16,086)	(42,000)
Capital expenditures	—	(22,008)	(40,312)	(62,320)
Acquisition of remaining partnership interest in				—
Wolf Partnership	—	—	(2,382)	(2,382)
Contributions to unconsolidated entities	—	(16,229)	—	(16,229)
Deposits on real estate investments	—	—	(1,022)	(1,022)
Issuance of mortgage loans receivable	—	(1,486)	(27,395)	(28,881)
Payment of additional carrying costs		(7,599)	—	(7,599)
Principal payments received on mortgage loans receivable	—	2,900	15,488	18,388
Acquisition fees and costs	—	(97)	(770)	(867)
Proceeds from disposal of assets	—	—	560	560
Changes in restricted cash	—	(1,957)	2,425	468

Net cash used in investing activities	—	(72,390)	(69,494)	(141,884)

Financing activities:
Offering proceeds	222,685	—	—	222,685
Redemptions of common stock	(76,958)	—	—	(76,958)
Distributions to stockholders, net of reinvestments	(83,835)	—	—	(83,835)
Stock issuance costs	(26,940)	—	—	(26,940)
Principal payments on line of credit	—	(517)	—	(517)
Proceeds from mortgage loans and other notes payable	—	—	37,855	37,855
Principal payments on mortgage loans	—	(8,285)	(2,571)	(10,856)
Principal payments on capital leases	—	(2,642)	(2,210)	(4,852)
Payment of loan costs	(2,095)	—	(1,028)	(3,123)
Transfer to (from) Issuer	(20,484)	7,600	12,884	—

Net cash provided by (used in) financing activities	12,373	(3,844)	44,930	53,459

Effect of exchange rate fluctuation on cash	—	—	99	99
Net increase (decrease) in cash	(29,702)	491	3,285	(25,926)
Cash at beginning of period	206,967	1,130	1,404	209,501

Cash at end of period	$177,265	$1,621	$4,689	$183,575

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

21.	Subsequent Events:

The Company’s Board of Directors declared distributions of $0.0521 per share to stockholders of record at the close of business on January 1, 2012, February 1, 2012 and March 1, 2012. These distributions are to be paid by March 31, 2012.

From January 1, 2012 through the date of this filing, the Company obtained the following loans (in thousands):

	Monthly Payment Terms (Loan Collateral)	Interest Rate	Date of Agreement	Maturity Date	Principal Amount
Fixed rate debt (1):
Mortgage debt	Monthly principal and interest (three senior housing properties)	4.4% - 4.5%	2/28/2012	10/5/2018	$17,500
Mortgage debt	Monthly principal and interest (one ski and mountain resort lifestyle property)	6.0%	3/2/2012	4/5/2017	13,300

Total					$30,800

FOOTNOTE:

(1)	These loans are cross-collateralized with two of the Company’s existing loans, one of which resulted in an extension of maturity to April 5, 2017.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework”. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 did not include the internal control over financial reporting for Grand Victorian senior housing properties. The Company acquired the three senior housing properties on December 29, 2011, respectively. In the period between the acquisition date and the date of management’s report, it was not possible to conduct a complete assessment of internal control over financial reporting for the operations of these properties. For the year ended December 31, 2011, these properties contributed approximately 0.01% of total revenues.

Pursuant to rules established by the Securities and Exchange Commission, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

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

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as Part of this Report

1.	Index to Consolidated Financial Statements:

CNL Lifestyle Properties, Inc.

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009

CNL Dallas Market Center, LP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts as of December 31, 2011

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2011

Schedule IV—Mortgage Loans and Real Estate at December 31, 2011

(b)	Exhibits

Exhibits

2.3	Amended and Restated Partnership Interest Purchase Agreement between CNL Lifestyle Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2	Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.4	Amendment No. One to the Bylaws (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on May 9, 2005, and incorporated herein by reference.)

3.5	Amendment No. Two to the Bylaws (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 23, 2005, and incorporated herein by reference.)

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation dated March 26, 2008 (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 26, 2008, and incorporated herein by reference.)

3.7	Amendment No. Three to the Bylaws (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2007, and incorporated herein by reference.)

4.1	Amended and Restated Redemption Plan (Previously filed as Exhibit 4.1 to the Current Report on Form 10-K filed on March 25, 2010, and incorporated herein by reference.)

4.2	Amended and Restated Reinvestment Plan (Previously filed as Appendix A to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-146457) filed March 28, 2008, and incorporated herein by reference.)

4.3	Indenture, dated as of April 5, 2011, by and among CNL Lifestyle Properties, Inc. as issuer, the guarantors party thereto, and Wilmington Trust FSB, as trustee, including the form of 7.25% Notes due 2019 (Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 6, 2011, and incorporated herein by reference)

4.4	Form of 7.25% Senior Notes due 2019 (included in the Indenture listed as Exhibit 4.1 herein) (Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 6, 2011, and incorporated herein by reference)

4.5	Registration Rights Agreement, dated as of April 5, 2011, by and among the CNL Lifestyle Properties, Inc, certain subsidiaries of the Company, as guarantors thereto and Jefferies & Company, Inc. and Merrill, Lynch, Pierce, Fenner & Smith, Incorporated, as representative of the several initial purchasers of the 7.25% Senior Notes due 2019 (Previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on April 6, 2011, and incorporated herein by reference.)

10.1	Advisory Agreement between CNL Lifestyle Properties, Inc. and CNL Lifestyle Advisor Corporation approved March 16, 2011 and effective April 10, 2011 (Previously filed as Exhibit 10.1.2 to the Annual Report on Form 10-K filed on March 21, 2011, and incorporated herein by reference.)

10.2	Indemnification Agreement between CNL Lifestyle Properties, Inc. and James M. Seneff, Jr. dated March 2, 2004. Each of the following directors and/or officers has signed a substantially similar agreement: Robert A. Bourne, Bruce Douglas, Dennis N. Folken, Robert J. Woody, Thomas J. Hutchison III, R. Byron Carlock, Jr., Tammie A. Quinlan, Charles A. Muller, Amy Sinelli, Joseph Johnson, Daniel Crowe, Baxter Underwood, Kay S. Redlich, Holly Greer, Lisa Kallebo, Thomas K. Sittema, Stephen H. Mauldin, Sharon Yester and Kevin Maddron (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 4, 2004, and incorporated herein by reference.)

10.3	Loan Agreement dated as of August 2, 2004 between WTC-Trade Mart, L.P., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-108355) filed on June 15, 2005, and incorporated herein by reference.)

10.4	Loan Agreement dated as of August 8, 2003 by and between IFDC Property Company, Ltd., as Borrower and Bank of America, N.A., as Lender (Previously filed as Exhibit 10.19 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-108355) filed on June 15, 2005, and incorporated herein by reference.)

10.5	Personal Property Sublease Agreement dated as of May 18, 2006 by and between CNL Personal Property TRS ULC as Lessor and Cypress Bowl Recreations Limited Partnership as Lessee (Previously filed as Exhibit 10.2 to the Report on 8-K filed June 5, 2006 (File No. 000-51288) and incorporated herein by reference.)]

10.6	Loan Agreement dated March 23, 2007 by and among CNL Income Northstar, LLC, et al, Borrower, and CNL Income SKI II, LLC et al, Pledgor and The Prudential Insurance Company of America, Lender (Previously filed as Exhibit 10.63 to Post-Effective Amendment No. Six to the Registration Statement on Form S-11 (File No. 333-128662) filed April 16, 2007, and incorporated herein by reference.)

10.7	Purchase and Sale Agreement and Joint Escrow Instructions dated as of October 29, 2007 among American Golf Corporation, et al, Sellers, and CNL Income Partners, LP, Buyer (Previously filed as Exhibit 10.57 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 15, 2008 and incorporated herein by reference.)

10.8	Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated November 19, 2007 among American Golf Corporation, et al, Sellers, and CNL Income Partners, LP, Buyer (Previously filed as Exhibit 10.65 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)

10.9	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions dated December 14, 2007 among American Golf Corporation, et al, Sellers, and CNL Lifestyle Partners, LP, Buyer (Previously filed as Exhibit 10.66 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)]

10.10	Collateral Loan Agreement dated as of January 25, 2008 between CNL Income EAGL Southwest Golf, LC, et al., Borrower, and The Prudential Insurance Company of America, Lender (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed January 31, 2008, and incorporated herein by reference.)

10.11	Deed of Trust and Security Agreement dated January 25, 2008 by CNL Income EAGL Southwest Golf, LLC, Borrower, to The Prudential Insurance Company of America, Lender (Ancala Country Club, Scottsdale, Arizona) (Previously filed as Exhibit 10.2 to the Current to Report on Form 8-K filed January 31, 2008, and incorporated herein by reference.)

10.12	Ancala Country Club, Scottsdale, Arizona, Amended and Restated Lease Agreement dated as of March 31, 2009 between CNL Income EAGL Southwest Golf, LLC, Landlord, and Evergreen Alliance Golf Limited, L.P., Tenant (Previously filed as Exhibit 10.23 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009, and incorporated herein by reference.)

10.13	Omnibus Lease Resolution Agreement dated as of October 30, 2008 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008, filed November 14, 2008, and incorporated by reference herein.)

10.14	First Amendment to Omnibus Lease Resolution Agreement dated as of December 30, 2008 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.20 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009, and incorporated herein by reference.)

10.15	Second Amendment to Omnibus Lease Resolution Agreement dated as of February 5, 2009 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009, and incorporated herein by reference.)

10.16	Third Amendment to Omnibus Lease Resolution Agreement dated as of March 27, 2009 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.21 to Post-Effective Amendment No. Five to the Registration Statement on Form S-11 (File No. 333-146457) filed April 9, 2009, and incorporated herein by reference.)

10.17	Fourth Amendment to Omnibus Lease Resolution Agreement dated April 6, 2011 and effective January 1, 2011 among Evergreen Alliance Golf Limited, L.P. et al. and CNL Income Partners, LP et al. (Previously filed as Exhibit 10.13 to the Registration Statement on Form S-4 (File No. 333-175233) filed June 30, 2011, and incorporated herein by reference.)

10.18	Ancala Country Club, Scottsdale, Arizona, First Amendment to Amended and Restated Lease Agreement dated April 6, 2011 between CNL Income EAGL Southwest Golf, LLC and Evergreen Alliance Golf Limited, L.P. (Previously filed as Exhibit 10.14 to the Registration Statement on Form S-4 (File No. 333-175233) filed June 30, 2011, and incorporated herein by reference.)

10.19	Purchase and Sale Agreement among US Assisted Living Facilities III, Inc., Sunrise Senior Living Investments, Inc. and CNL Income Partners, LP and CC3 Acquisition, LLC dated December 8, 2010 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated by reference herein.)

10.20	Amended and Restated Limited Liability Company Agreement of CNLSun Partners II, LLC dated as of August 2, 2011 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated by reference herein.)

10.21	Transfer Agreement among Master Metsun Two, LP, Sunrise Senior Living Investments, Inc. and CNL Income Partners, LP and CNLSUN Partners II, LLC dated July 8, 2011 (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated by reference herein.)

10.22	Schedule of Omitted Documents (Filed herewith.)

12.1	Computation of Ratios of Earnings to Fixed charges (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity, Consolidated Statements of Cash Flows and (ii) Notes to the Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section

CNL Dallas Market

Center, L.P. and Subsidiaries

Consolidated Financial Statements

December 31, 2011 and 2010

CNL Dallas Market Center, L.P. and Subsidiaries

Index

December 31, 2011 and 2010

Report of Independent Registered Certified Public Accounting Firm

To the Partners of

CNL Dallas Market Center, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Dallas Market Center, L.P. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 20, 2012

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets
Property and equipment, net	$241,605,575	$246,397,307
In-place lease costs, net	5,530,067	5,768,881
Cash and cash equivalents	3,768,342	3,209,523
Accrued rent	1,624,047	1,691,241
Restricted cash	1,087,691	2,149,629
Lease incentive, net	726,064	—
Favorable ground leases, net	541,306	552,145

Total assets	$254,883,092	$259,768,726

Liabilities and Partners’ Capital
Mortgage loans payable	$138,533,278	$142,014,568
Distributions payable	3,148,431	3,059,523
Accounts payable and accrued expenses	1,444,165	1,484,871
Due to affiliates	40,286	—

Total liabilities	143,166,160	146,558,962

Partners’ capital	111,716,932	113,209,764

Total liabilities and partners’ capital	$254,883,092	$259,768,726

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Revenues
Rental income from operating leases	$27,480,604	$27,476,493	$26,943,054
Percentage rent	—	—	2,188,157

Total revenues	27,480,604	27,476,493	29,131,211

Cost and expenses
Depreciation	8,695,926	8,415,246	8,420,093
Ground rent expense	277,323	277,115	421,174
General, administrative and operating	461,296	271,772	275,368
Amortization of lease costs	238,814	238,814	238,814

Total cost and expenses	9,673,359	9,202,947	9,355,449

Operating income	17,807,245	18,273,546	19,775,762
Interest and other income	29,155	36,855	23,732
Interest expense	(8,498,627)	(8,702,529)	(8,894,533)

Net income	$9,337,773	$9,607,872	$10,904,961

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

Years Ended December 31, 2011, 2010 and 2009

	General Partner	CNL LP	Crow	Total
Balance, December 31, 2008	$1,058,837	$88,352,742	$15,839,774	$105,251,353
Additional partner contributions	142,892	11,555,683	—	11,698,575
Net income	104,265	10,322,270	478,426	10,904,961
Distributions	(130,332)	(10,296,204)	(2,493,940)	(12,920,476)

Balance, December 31, 2009	$1,175,662	$99,934,491	$13,824,260	$114,934,413
Net income (loss)	112,626	11,149,978	(1,654,732)	9,607,872
Distributions	(140,784)	(11,121,819)	(69,918)	(11,332,521)

Balance, December 31, 2010	$1,147,504	$99,962,650	$12,099,610	$113,209,764
Additional partner contributions	9,157	740,843	—	750,000
Net income (loss)	112,918	11,178,844	(1,953,989)	9,337,773
Distributions	(140,285)	(11,151,476)	(288,844)	(11,580,605)

Balance, December 31, 2011	$1,129,294	$100,730,861	$9,856,777	$111,716,932

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011 and 2010 and 2009

	2011	2010	2009
Cash flows from operating activities
Net income	$9,337,773	$9,607,872	$10,904,961
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,695,926	8,415,246	8,420,093
Amortization of lease costs	238,814	238,814	238,814
Amortization of favorable ground lease	10,839	10,839	59,824
Amortization of lease incentive	23,936
Loss (gain) on sale of asset	(9,591)	236	(5,500)
Changes in assets and liabilities:
Rent receivable, net	—	273,835	(273,835)
Lease incentive	(750,000)	—	—
Due to/from affiliates	40,286	(41,057)	41,057
Accrued rent	67,194	71,473	7,811
Accounts payable and accrued expenses	(40,706)	185,294	58,653
Unearned percentage rent	—	—	(1,513,532)

Net cash provided by operating activities	17,614,471	18,762,552	17,938,346

Cash flows from investing activities
Acquisition of property and equipment, net	(3,904,194)	(3,022,369)	(14,108,337)
Proceeds from disposal of fixed assets	9,591	800	5,500
(Increase) decrease in restricted cash	1,061,938	8,805	(665,050)

Net cash used in investing activities	(2,832,665)	(3,012,764)	(14,767,887)

Cash flows from financing activities
Principal payment on mortgage loans	(3,481,290)	(3,278,426)	(3,087,399)
Capital contributions from partners	750,000	—	11,698,575
Distributions to partners	(11,491,697)	(11,740,331)	(12,258,671)

Net cash used in financing activities	(14,222,987)	(15,018,757)	(3,647,495)

Net increase (decrease) in cash	558,819	731,031	(477,036)

Cash and cash equivalents
Beginning of period	3,209,523	2,478,492	2,955,528

End of period	$3,768,342	$3,209,523	$2,478,492

Supplemental disclosure of cash flow information
Cash paid during the year for interest, net of capitalized interest	$8,516,424	$8,719,288	$8,910,313

Supplemental disclosure of noncash investing activities
Termination of ground lease	$—	$—	$3,447,015

Supplemental disclosure of noncash financing activities
Distributions declared but not paid to partners	$3,148,431	$3,059,523	$3,467,333

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

1.	Organization

CNL Dallas Market Center, L.P. (the “Partnership”) is a Delaware limited partnership whose partners are CNL Dallas Market Center GP, LLC (the “General Partner”), CNL DMC, LP (the “CNL LP”) and Dallas Market Center Company, Ltd. (“Crow”). Crow and CNL LP are collectively referred to as the “Limited Partners”. The General Partner and the CNL LP are wholly-owned subsidiaries of CNL Lifestyle Properties, Inc. and are referred to as the “CNL Partners”. Certain major decisions as defined in the partnership agreement (the “Agreement”) require the approval of the General Partner and Limited Partners.

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

On August 31, 2011, the General Partner and CNL LP contributed cash to the Partnership of approximately $0.8 million to fund a lease incentive in order to secure a long-term lease for the International Floral and Gift Center’s opening of a wholesale design supply outlet. As of December 31, 2011, the General Partner and Limited Partners hold the following percentage interest:

Partner	Percentage Interest
General Partner	1.00%
CNL LP	80.98%
Crow	18.02%

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

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

Net cash flow, as defined in the Agreement, is to be distributed quarterly to the Partners in accordance with the following order of priority: (i) first, to the General Partner and CNL LP to pay the CNL first tier preferred distribution, as defined in the Agreement; (ii) second, to Crow to pay the Crow first tier preferred distribution, as defined in the Agreement; (iii) third to the Partners pro-rata in proportion to their partnership interests until the sum of the aggregate distributions paid equals the second tier preferred distribution, as defined in the agreement; (iv) fourth, 60% to the General Partner and CNL LP and 40% to Crow until the sum of the aggregate distributions paid equals the third tier preferred distribution, as defined in the agreement and; (v) thereafter 50% to the General Partner and CNL LP and 50% to Crow. As of December 31, 2011 and 2010, the Partnership has net cash flow distributions payable totaling approximately $3.1 million.

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

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

Principles of Consolidation

The accompanying consolidated financial statements of the Partnership include the accounts of CNL Dallas Market Center, LP and its wholly-owned subsidiaries (“Subsidiaries”). All significant inter-Partnership balances and transactions have been eliminated in consolidation.

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

Intangible Assets

Intangible lease assets are comprised of in place lease costs, favorable ground leases and lease incentive. In place lease costs and favorable ground leases are amortized over the remaining non-cancelable terms of the respective leases including automatic renewal terms. The remaining lives of the ground leases range from 50 to 60 years and the life of the master leases to Crow are 30 years including automatic renewal periods. Lease incentive are amortized to rental income over the term of the lease.

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

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

Restricted Cash

The leases require that certain amounts of cash are restricted to fund capital expenditures at the Partnership’s properties and have been included in the accompanying consolidated balance sheets. The reserve accounts are held at CNL Bank, which is an affiliate of the General Partner and CNL LP. As of December 31, 2011 and 2010, approximately $1.1 million and $2.1 million were held in these reserve accounts, respectively.

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

Fair Value of Financial Instruments

The estimated fair value of cash and accounts payable and accrued expenses approximates carrying value because of the liquid nature of the assets and short maturities of the obligations. The Partnership believes the fair value of its long-term debt was approximately $210.5 million and $140.0 million as of December 31, 2011 and 2010, respectively, based on the rates it believes it could obtain for similar borrowings.

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

Impairment of Long-Lived Assets

The Partnership assesses impairment by comparing the carrying value of long-lived assets to future estimated undiscounted operating cash flows expected to be generated over the life of the assets and from its eventual disposition. In the event the carrying amount exceeds the estimated future undiscounted cash flows, the Partnership would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. For the years ended December 31, 2011, 2010 and 2009, the Partnership recorded no impairments.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

3.	Property and Equipment

Property and equipment, net consists of the following:

	December 31, 2011	December 31, 2010
Building and improvements	$264,956,256	$264,501,111
Land and land improvements	15,630,694	15,630,694
Equipment	14,047,456	12,417,410
Leasehold improvements	3,501,072	1,682,069

	298,135,478	294,231,284
Less: Accumulated depreciation	(56,529,903)	(47,833,977)

	$241,605,575	$246,397,307

4.	Intangible Assets

In Place Lease Costs and Favorable Ground Leases

In place lease costs, net and favorable ground leases, net consist of the following:

	In Place Lease Cost December 31,		Favorable Ground Leases December 31,
	2011	2010	2011	2010
Balance	$7,164,428	$7,164,428	$615,828	$615,828
Accumulated amortization	(1,634,361)	(1,395,547)	(74,522)	(63,683)

	$5,530,067	$5,768,881	$541,306	$552,145

The anticipated amortization of intangible assets over each of the next five years and beyond is as follows:

	In Place Lease Costs	Favorable Ground Leases
2012	$238,814	$10,839
2013	238,814	10,839
2014	238,814	10,839
2015	238,814	10,839
2016	238,814	10,839
Thereafter	4,335,997	487,111

	$5,530,067	$541,306

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

Amortization of the in place lease costs is recorded in amortization of lease costs expense in the accompanying consolidated statements of operations. The Partnership recorded total amortization expense of $238,814 for each of the years ended December 31, 2011, 2010 and 2009.

Amortization of the favorable ground lease asset is recorded as an increase in ground lease expense in the accompanying consolidated statements of operations. The Partnership recorded total amortization expense of $10,839 for each the years ended December 31, 2011 and 2010, and $59,824 for the year ended December 31, 2009.

Lease Incentive

Lease incentive consists of the following as of December 31, 2011. The Company did not have any lease incentive as of December 31, 2010:

Balance	$750,000
Accumulated amortization	(23,936)

$726,064

The anticipated amortization of the lease incentive over each of the next five years and beyond is as follows:

2012	$63,830
2013	63,830
2014	63,830
2015	63,830
2016	63,830
Thereafter	406,914

$726,064

Amortization of the lease incentive is recorded as a reduction in rental income. The Partnership recorded total amortization of $23,936 for the year ended December 31, 2011. There were no lease incentive for the years ended December 31, 2010 and 2009.

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

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

Mortgage loans payable consist of the following:

	Monthly Payment (Principal	Interest		Balance as of December 31,
Property	and Interest)	Rate	Maturity Date	2011	2010
World Trade Center	$889,145	6.037%	September 2014	$125,577,992	$128,465,080
IFGC	110,663	5.450%	September 2012	12,955,286	13,549,488

				$138,533,278	$142,014,568

Future scheduled principal payments of the mortgage loans are as follows:

2012	$16,002,163
2013	3,260,660
2014	119,270,455

$138,533,278

6.	Master Leases

On February 14, 2005, the Partnership entered into a triple-net lease agreement with Dallas Market Center Operating, L.P. a subsidiary of the existing management company, Market Center Management Company, Ltd. (“MCMC”). MCMC is an affiliate of Crow Holdings. On May 25, 2005, the Partnership entered into a lease agreement with IFDC Operating, L.P., also a subsidiary of MCMC. The leases have an initial term of five-years with five automatic five-year renewal periods. Both leases call for the payment of monthly base rental payments and percentage rent to the extent that the annual percentage rent calculation exceeds annual base rent. Percentage rent is calculated as a set percentage of total gross sublease rental revenues as defined in the lease agreements. The amount of annual base rent automatically escalates in accordance with the provisions of the lease agreements. The leases require the tenant to pay property taxes on behalf of the Partnership. For the years ended December 31, 2011, 2010 and 2009, the tenant paid property taxes of approximately $1.8 million, $1.9 million and $2.8 million, respectively, on behalf of the Partnership.

On August 3, 2009, the Partnership renewed its first renewal term to commence on February 11, 2010 for a five year period.

Base rental income under the leases amounted to approximately $27.5 million for each years ended December 31, 2011 and 2010 and $26.9 million for the year ended December 31, 2009, including the effect of straight-lining rent in accordance with GAAP. The land purchase in 2009 and the construction on the Trade Mart Expansion in 2006 resulted in an increase in base rent of the Trade Mart Property. The lease incentive funded during the year end December 31, 2011 resulted in an increase in base rent of the IFGC property.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

Future minimum rental receipts under non-cancelable operating leases having remaining terms in excess of one year of December 31, 2011 are as follows:

	World Trade Center	IFDC	Total
2012	$24,221,807	$3,393,656	$27,615,463
2013	24,221,807	3,393,656	27,615,463
2014	24,221,807	3,393,656	27,615,463
2015	24,221,807	3,393,656	27,615,463
2016	24,221,807	3,393,656	27,615,463
Thereafter	438,729,942	61,469,623	500,199,565

	$559,838,977	$78,437,903	$638,276,880

7.	Ground Leases

As of December 31, 2011, the Partnership makes monthly lease payments under three ground leases, two of which have annual rent increases and all of the ground leases are with affiliates of Crow. For the years ended December 31, 2011, 2010 and 2009, the Partnership incurred a total of $277,323, $277,115 and $421,174, respectively, for rent expenses under the ground leases which includes the effect of GAAP straight-lining adjustments of $94,150, $96,735 and $99,269, respectively and the amortization of above market leases of $10,839, for each of the years ended December 31, 2011 and 2010 and $59,824 for the year ended December 31, 2009. Each of the ground leases expire between the years 2062 and 2066. Upon termination of the ground leases, all buildings and improvements become the property of the lessors under the ground leases. The non-cancelable future minimum lease payments under the ground leases are as follows:

2012	$177,665
2013	180,409
2014	183,207
2015	186,061
2016	188,972
Thereafter	14,343,435

$15,259,749

Accrued rental expense of $702,375 and $608,225 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

8.	Commitments and Contingencies

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Partnership’s financial condition or results of operations.

9.	Subsequent Events

The accompanying audited consolidated financial statements were authorized for issue on March 20, 2012. Subsequent events are evaluated through that date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2012.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph. T. Johnson
JOSEPH T. JOHNSON
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Ixchell Duarte
IXCHELL DUARTE Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. SENEFF, JR. James M. Seneff, Jr.	Chairman of the Board	March 20, 2012

/s/ ROBERT A. BOURNE Robert A. Bourne	Vice Chairman of the Board and Treasurer	March 20, 2012

/s/ ROBERT J. WOODY Robert J. Woody	Independent Director	March 20, 2012

/s/ BRUCE DOUGLAS Bruce Douglas	Independent Director	March 20, 2012

/s/ DENNIS N. FOLKEN Dennis N. Folken	Independent Director	March 20, 2012

/s/ Thomas K. Sittema Thomas K. Sittema	President and Chief Executive Officer (Principal Executive Officer)	March 20, 2012

/s/ Joseph T. Johnson Joseph T. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 20, 2012

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

Years ended December 31, 2011, 2010 and 2009 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deemed Uncollectible	Collected/ Recovered	Balance at End of Year
2009	Deferred tax asset valuation allowance	$5,125	$—	$16,081	$—	$—	$21,206

		$5,125	$—	$16,081	$—	$—	$21,206

2010	Deferred tax asset valuation allowance	$21,206	$—	$12,754	$—	$—	$33,960
	Allowance for loan losses	$—	$4,072	$—	$—	$—	$4,072

		$21,206	$4,072	$12,754	$—	$—	$38,032

2011	Deferred tax asset valuation allowance	$33,960	$—	$6,870	$—	$—	$40,830
	Allowance for loan losses	$4,072	$—	$—	$(4,072)	$—	$—

		$38,032	$—	$6,870	$(4,072)	$—	$40,830

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre-
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	ciation in latest income state- ments is computed
Gatlinburg Sky Lift		$—	$19,154	$175	$7	$—	$7	$19,154	$175	$19,336	$(2,438)	In 1953	12/22/2005	(2)
Gatlinburg, Tennessee
Hawaiian Falls Waterparks		$3,123	$3,663	$758	$2,055	$—	$5,000	$3,810	$789	$9,599	$(2,498)	In 2004	4/21/2006	(2)
Garland and The Colony, Texas
Route 66 Harley-Davidson		$998	$—	$5,509	$18	$—	$1,003	$—	$5,522	$6,525	$(808)	In 2002	4/27/2006	(2)
Tulsa, Oklahoma
Palmetto Hall Plantation Club	(1)	$5,744	$—	$1,465	$72	$—	$5,792	$—	$1,489	$7,281	$(1,932)	In 1990	4/27/2006	(2)
Hilton Head, South Carolina
Cypress Mountain	(1)	$161	$19,001	$735	$13,446	$—	$1,305	$18,279	$13,759	$33,343	$(5,802)	In 1975	5/30/2006	(2)
Vancouver, British Columbia
Raven Golf Club at South Mountain		$11,599	$—	$1,382	$417	$—	$11,956	$—	$1,442	$13,398	$(3,399)	In 1995	6/9/2006	(2)
Phoenix, Arizona
The Omni Mount Washington Resort and Bretton Woods Ski Area	(1)	$21,216	$10	$28,114	$28,056	$—	$22,779	$10	$54,607	$77,396	$(11,590)	In 1902	(4)	(2)
Bretton Woods, New Hampshire
Bear Creek Golf Club		$6,697	$2,613	$1,312	$519	$—	$7,008	$2,614	$1,519	$11,141	$(2,834)	In 1979	9/8/2006	(2)
Dallas, Texas
Funtasticks Fun Center		$4,217	$—	$1,950	$24	$—	$4,219	$—	$1,972	$6,191	$(761)	In 1993	10/6/2006	(2)
Tucson, Arizona
Zuma Fun Center		$3,720	$—	$1,192	$36	$—	$3,756	$—	$1,192	$4,948	$(409)	In 1990	10/6/2006	(2)
South Houston, Texas
Mountasia Family Fun Center		$1,152	$—	$635	$22	$—	$1,174	$—	$635	$1,809	$(242)	In 1994	10/6/2006	(2)
North Richland Hills, Texas
Zuma Fun Center		$757	$—	$182	$—	$—	$757	$—	$182	$939	$(67)	In 1990	10/6/2006	(2)
North Houston, Texas
Zuma Fun Center		$1,231	$—	$751	$—	$—	$1,231	$—	$751	$1,982	$(257)	In 1993	10/6/2006	(2)
Knoxville, Tennessee

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2011 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Zuma Fun Center Charlotte, North Carolina		$5,583	$—	$1,608	$—	$—	$5,583	$—	$1,608	$7,191	$(746)	In 1991	10/6/2006	(2)
Camelot Park Bakersfield, California		$179	$—	$70	$1	$—	$178	$—	$72	$250	$(250)	In 1994	10/6/2006	(2)
Weston Hills Country Club Weston, Florida		$20,332	$—	$14,374	$1,971	$—	$21,579	$—	$15,098	$36,677	$(7,050)	In 1990	10/16/2006	(2)
Valencia Country Club Santa Clarita, California		$31,565	$—	$8,646	$720	$—	$32,120	$—	$8,811	$40,931	$(7,274)	In 2000	10/16/2006	(2)
Canyon Springs Golf Club San Antonio, Texas		$11,463	$—	$1,314	$86	$—	$11,547	$—	$1,316	$12,863	$(1,124)	In 1997	11/16/2006	(2)
The Golf Club at Cinco Ranch Houston, Texas		$6,662	$—	$454	$333	$—	$6,994	$—	$455	$7,449	$(416)	In 1993	11/16/2006	(2)
Golf Club at Fossil Creek Fort Worth, Texas		$4,905	$—	$1,040	$105	$—	$5,017	$—	$1,033	$6,050	$(1,086)	In 1987	11/16/2006	(2)
Lake Park Golf Club Dallas-Fort Worth, Texas		$2,089	$1,821	$1,352	$155	$—	$2,238	$1,822	$1,357	$5,417	$(1,622)	In 1957	11/16/2006	(2)
Mansfield National Golf Club Dallas-Fort Worth, Texas		$5,216	$605	$1,176	$26	$—	$5,242	$605	$1,176	$7,023	$(2,016)	In 2000	11/16/2006	(2)
Plantation Golf Club Dallas-Fort Worth, Texas		$4,123	$—	$130	$94	$—	$4,187	$—	$160	$4,347	$(76)	In 1998	11/16/2006	(2)
Fox Meadow Country Club Medina, Ohio		$5,235	$—	$4,144	$298	$—	$5,443	$—	$4,234	$9,677	$(2,004)	In 1995	12/22/2006	(2)
Lakeridge Country Club Lubbock, Texas		$5,260	$—	$2,461	$170	$—	$5,378	$—	$2,513	$7,891	$(1,172)	In 1978	12/22/2006	(2)
Mesa del Sol Golf Club Yuma, Arizona		$5,802	$—	$981	$327	$—	$6,109	$—	$1,001	$7,110	$(1,960)	In 1970	12/22/2006	(2)
Signature Golf Course Solon, Ohio		$8,513	$—	$8,403	$427	$—	$8,771	$—	$8,572	$17,343	$(3,147)	In 2002	12/22/2006	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2011 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Weymouth Country Club Medina, Ohio		$5,571	$—	$4,860	$327	$—	$5,790	$—	$4,968	$10,758	$(2,161)	In 1969	12/22/2006	(2)
Burnside Marina Somerset, Kentucky		$350	$2,593	$415	$28	$—	$350	$2,621	$415	$3,386	$(488)	In 1950’s	12/22/2006	(2)
Pier 121 Marina and Easthill Park Lewisville, Texas		$1,172	$25,222	$4,576	$587	$—	$1,752	$25,228	$4,577	$31,557	$(4,232)	In 1960’s	12/22/2006	(2)
Beaver Creek Marina Monticello, Kentucky		$442	$5,778	$381	$20	$—	$442	$5,798	$381	$6,621	$(1,960)	In 1950’s	12/22/2006	(2)
Lake Front Marina Port Clinton, Ohio		$3,589	$—	$1,115	$328	$—	$3,861	$—	$1,171	$5,032	$(521)	In 1979	12/22/2006	(2)
Sandusky Harbor Marina Sandusky, Ohio		$4,458	$—	$3,428	$138	$—	$4,580	$—	$3,444	$8,024	$(1,060)	In 1930’s	12/22/2006	(2)
Cowboys Golf Club Grapevinem Texas		$9,638	$2,534	$2,457	$743	$—	$9,615	$2,699	$3,058	$15,372	$(4,013)	In 2000	12/26/2006	(2)
Brighton Ski Resort Brighton, Utah	(1)	$11,809	$2,123	$11,233	$2,811	$—	$12,677	$2,123	$13,176	$27,976	$(5,361)	In 1949	1/8/2007	(2)
Clear Creek Golf Club Houston, Texas		$423	$1,116	$155	$24	$—	$435	$1,116	$167	$1,718	$(358)	In 1987	1/11/2007	(2)
Northstar-at-Tahoe Resort Lake Tahoe, California	(1)	$60,790	$—	$8,534	$9,686	$—	$63,934	$—	$15,076	$79,010	$(12,693)	In 1972	1/19/2007	(2)
Sierra-at-Tahoe Resort South Lake Tahoe, California	(1)	$19,875	$800	$8,574	$713	$—	$20,074	$800	$9,088	$29,962	$(7,711)	In 1968	1/19/2007	(2)
Loon Mountain Resort Lincoln, New Hampshire	(1)	$9,226	$346	$4,673	$6,205	$—	$14,423	$347	$5,680	$20,450	$(4,196)	In 1966	1/19/2007	(2)
Summit-at-Snowqualmie Resort Snoqualmie Pass, Washington	(1)	$20,122	$792	$8,802	$2,100	$—	$21,807	$792	$9,217	$31,816	$(6,810)	In 1945	1/19/2007	(2)
White Water Bay Oklahoma City, Oklahoma		$10,720	$—	$5,461	$589	$—	$10,729	$—	$6,041	$16,770	$(2,253)	In 1981	4/6/2007	(2)
Splashtown Houston, Texas		$10,817	$—	$1,609	$679	$—	$11,059	$—	$2,046	$13,105	$(790)	In 1981	4/6/2007	(2)
Waterworld Concord, California		$1,733	$7,841	$728	$342	$—	$1,937	$7,841	$866	$10,644	$(2,575)	In 1995	4/6/2007	(2)
Elitch Gardens Denver, Colorado		$93,796	$—	$7,480	$965	$—	$94,444	$—	$7,797	$102,241	$(5,108)	In 1890	4/6/2007	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2011 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre-
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	ciation in latest income state- ments is computed
Darien Lake		$60,993	$—	$21,967	$1,516	$—	$61,782	$—	$22,694	$84,476	$(19,506)	In 1955	4/6/2007	(2)
Buffalo, New York
Frontier City		$7,265	$—	$7,518	$811	$—	$7,414	$—	$8,180	$15,594	$(2,457)	In 1958	4/6/2007	(2)
Oklahoma City, Oklahoma
Wild Waves & Enchanted Village		$19,200	$—	$2,837	$1,111	$—	$20,039	$—	$3,109	$23,148	$(6,487)	In 1977	4/6/2007	(2)
Seattle, Washington
Magic Springs & Crystal Falls		$4,237	$8	$10,409	$4,420	$—	$8,506	$—	$10,568	$19,074	$(2,272)	In 1977	4/16/2007	(2)
Hot Springs, Arkansas
Manasquan River Club		$8,031	$—	$439	$62	$—	$8,081	$12	$439	$8,532	$(502)	In 1970's	6/8/2007	(2)
Brick Township, New Jersey
Crystal Point Marina		$5,159	$—	$46	$157	$—	$5,297	$—	$65	$5,362	$(79)	In 1976	6/8/2007	(2)
Point Pleasant, New Jersey
Mountain High Resort	(1)	$14,272	$14,022	$7,571	$782	$—	$14,587	$14,061	$7,999	$36,647	$(6,920)	In 1930's	6/29/2007	(2)
Wrightwood, California
Holly Creek Marina		$372	$5,257	$465	$42	$—	$373	$5,297	$466	$6,136	$(652)	In 1940's	8/1/2007	(2)
Celina, Tennessee
Eagle Cove Marina		$1,114	$1,718	$1,692	$95	$—	$1,113	$1,815	$1,691	$4,619	$(524)	In 1940's	8/1/2007	(2)
Byrdstown, Tennessee
Sugarloaf Mountain Resort		$15,408	$—	$5,658	$2,722	$—	$14,622	$2,000	$7,166	$23,788	$(3,877)	In 1962	8/7/2007	(2)
Carrabassett Valley, Maine
Sunday River Resort		$32,698	$—	$12,256	$4,617	$—	$36,520	$—	$13,051	$49,571	$(6,976)	In 1959	8/7/2007	(2)
Newry, Maine
Great Lakes Marina		$6,633	$—	$3,079	$107	$—	$6,660	$—	$3,159	$9,819	$(539)	In 1981	8/20/2007	(2)
Muskegon, Michigan
The Village at Northstar		$2,354	$—	$33,932	$4,130	$—	$2,724	$—	$37,692	$40,416	$(6,341)	In 2005	11/15/2007	(2)
Lake Tahoe, California
Arrowhead Country Club	(1)	$6,358	$—	$9,501	$1,727	$—	$7,305	$—	$10,281	$17,586	$(2,309)	In 1980's	11/30/2007	(2)
Glendale, Arizona
Ancala Country Club	(1)	$6,878	$—	$5,953	$1,310	$—	$7,679	$—	$6,462	$14,141	$(2,109)	In 1996	11/30/2007	(2)
Scottsdale, Arizona
Tallgrass Country Club	(1)	$2,273	$—	$2,586	$577	$—	$2,618	$—	$2,818	$5,436	$(541)	In 1982	11/30/2007	(2)
Witchita, Kansas
Deer Creek Golf Club	(1)	$4,914	$—	$3,353	$1,183	$—	$5,821	$—	$3,629	$9,450	$(1,525)	In 1989	11/30/2007	(2)
Overland Park, Kansas

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2011 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre-
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	ciation in latest income state- ments is computed
Arrowhead Golf Club	(1)	$11,798	$—	$2,885	$1,248	$—	$12,793	$—	$3,138	$15,931	$(2,053)	In 1974	11/30/2007	(2)
Littleton, Colorad
Hunt Valley Golf Club	(1)	$16,115	$—	$5,627	$1,848	$—	$17,502	$—	$6,088	$23,590	$(2,497)	In 1970	11/30/2007	(2)
Phoenix, Maryland
Meadowbrook Golf & Country Club	(1)	$8,311	$—	$1,935	$1,222	$—	$9,342	$—	$2,126	$11,468	$(1,490)	In 1957	11/30/2007	(2)
Tulsa, Oklahoma
Stonecreek Golf Club	(1)	$9,903	$—	$2,915	$1,174	$—	$10,829	$—	$3,163	$13,992	$(1,407)	In 1990	11/30/2007	(2)
Phoenix, Arizona
Painted Desert Golf Club	(1)	$7,851	$—	$965	$778	$—	$8,551	$—	$1,043	$9,594	$(1,830)	In 1987	11/30/2007	(2)
Las Vegas, Nevada
Eagle Brook Country Club	(1)	$8,385	$—	$6,621	$1,300	$—	$9,117	$—	$7,189	$16,306	$(2,108)	In 1992	11/30/2007	(2)
Geneva, Illinios
Majestic Oaks Golf Club	(1)	$11,371	$—	$694	$1,032	$—	$12,343	$—	$754	$13,097	$(2,401)	In 1972	11/30/2007	(2)
Ham Lake, Minnesota
Ruffled Feathers Golf Club	(1)	$8,109	$—	$4,747	$1,112	$—	$8,834	$—	$5,134	$13,968	$(1,872)	In 1992	11/30/2007	(2)
Lemont, Illinios
Tamarack Golf Club	(1)	$5,544	$—	$1,589	$771	$—	$6,029	$—	$1,875	$7,904	$(1,220)	In 1988	11/30/2007	(2)
Naperville, Illinios
Continental Golf Course	(1)	$5,276	$—	$789	$541	$—	$5,746	$—	$860	$6,606	$(560)	In 1979	11/30/2007	(2)
Scottsdale, Arizona
Tatum Ranch Golf Club	(1)	$2,674	$—	$3,013	$700	$—	$3,130	$—	$3,257	$6,387	$(854)	In 1987	11/30/2007	(2)
Cave Creek, Arizona
Kokopelli Golf Club	(1)	$7,319	$—	$1,310	$1,079	$—	$8,292	$—	$1,416	$9,708	$(1,305)	In 1992	11/30/2007	(2)
Phoenix, Arizona
Superstition Springs Golf Club	(1)	$7,947	$—	$2,129	$827	$—	$8,592	$—	$2,311	$10,903	$(1,250)	In 1986	11/30/2007	(2)
Mesa, Arizona
Legend at Arrowhead Golf Resort	(1)	$8,067	$—	$1,621	$839	$—	$8,773	$—	$1,754	$10,527	$(1,293)	In 2001	11/30/2007	(2)
Glendale, Arizona

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2011 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
London Bridge Golf Club	(1)	$9,250	$—	$1,554	$943	$—	$10,067	$—	$1,680	$11,747	$(2,223)	In 1960's	11/30/2007	(2)
Lake Havasu, Arizona
Forest Park Golf Course		$7,699	$2,723	$2,753	$1,163	$—	$8,391	$2,971	$2,976	$14,338	$(3,517)	In 1900's	12/19/2007	(2)
St. Louis, Missouri
Micke Grove Golf Course		$3,258	$2,608	$766	$562	$—	$3,545	$2,821	$828	$7,194	$(1,588)	In 1990	12/19/2007	(2)
Lodi, California
Mizner Court at Broken Sound	(1)	$37,224	$—	$65,364	$186	$—	$37,281	$—	$65,493	$102,774	$(10,103)	In 1987	12/31/2007	(2)
Boca Raton, Floria
Shandin Hills Golf Club		$—	$1,119	$1,112	$—	$—	$—	$1,823	$408	$2,231	$(1,019)	In 1980	3/7/2008	(2)
San Bernadino, California
The Tradition Golf Club at Kiskiack		$5,836	$—	$1,097	$88	$—	$5,913	$—	$1,108	$7,021	$(1,086)	In 1996	3/26/2008	(2)
Williamsburg, Virginia
The Tradition Golf Club at The Crossings		$8,616	$—	$1,376	$127	$—	$8,729	$—	$1,390	$10,119	$(1,443)	In 1979	3/26/2008	(2)
Glen Allen, Virginia
The Tradition Golf Club at Broad Bay	(1)	$6,837	$—	$2,187	$176	$—	$6,954	$—	$2,246	$9,200	$(1,408)	In 1986	3/26/2008	(2)
Virginia Beach, Virginia
Brady Mountain Resort & Marina		$738	$6,757	$1,619	$3,080	$—	$3,384	$7,044	$1,766	$12,194	$(1,558)	In 1950's	4/10/2008	(2)
Royal, Arkansas
David L. Baker Golf Course		$4,642	$3,577	$1,433	$500	$—	$370	$8,343	$1,439	$10,152	$(2,158)	In 1987	4/17/2008	(2)
Fountain Valley, California
Las Vegas Golf Club		$7,481	$2,059	$1,622	$98	$—	$—	$9,630	$1,630	$11,260	$(2,235)	In 1938	4/17/2008	(2)
Las Vegas, NV
Meadowlark Golf Course		$8,544	$6,999	$1,687	$125	$—	$—	$15,661	$1,694	$17,355	$(3,774)	In 1922	4/17/2008	(2)
Huntington Beach, California
Coco Key Water Resort		$9,830	$—	$5,440	$24,188	$—	$15,578	$—	$23,880	$39,458	$(2,809)	1970's	5/28/2008	(2)
Orlando, Florida
Montgomery Country Club		$5,013	$—	$1,405	$473	$—	$5,443	$—	$1,448	$6,891	$(940)	In 1963	9/11/2008	(2)
Laytonsville, MD
The Links at Challedon Golf Club		$2,940	$—	$718	$157	$—	$3,075	$—	$740	$3,815	$(582)	In 1995	9/11/2008	(2)
Mt. Airy, MD
Mount Sunapee Mountain Resort	(1)	$—	$6,727	$5,253	$79	$—	$—	$6,762	$5,297	$12,059	$(1,743)	In 1960	12/5/2008	(2)
Newbury, New Hampshire

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2011 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre-
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	ciation in latest income state- ments is computed
Okemo Mountain Resort Ludlow, Vermont	(1)	$17,566	$25,086	$16,684	$771	$—	$17,926	$25,144	$17,037	$60,107	$(5,609)	In 1963	12/5/2008	(2)
Crested Butte Mountain Resort Mt. Crested Butte, Colorado	(1)	$1,305	$18,843	$11,188	$1,543	$—	$1,314	$19,283	$12,282	$32,879	$(4,350)	In 1960's	12/5/2008	(2)
Jiminy Peak Mountain Resort Hancock, Massachusetts	(1)	$7,802	$—	$8,164	$379	$—	$8,044	$—	$8,301	$16,345	$(1,735)	In 1948	1/27/2009	(2)
Wet‘n’Wild Hawaii Honolulu, Hawaii		$—	$13,399	$3,458	$263	$—	$93	$13,425	$3,602	$17,120	$(1,269)	In 1998	5/6/2009	(2)
Great Wolf Lodge- Wisconsin Dells Wisconsin Dells, Wisconsin	(1)	$3,433	$—	$17,632	$—	$—	$1,906	$—	$19,159	$21,065	$(6,574)	In 1997	8/6/2009	(2)
Great Wolf Lodge- Sandusky Sandusky, Ohio	(1)	$2,772	$—	$30,061	$110	$—	$2,345	$27	$30,571	$32,943	$(7,117)	In 2001	8/6/2009	(2)
Orvis Development Lands Granby, Colorado		$51,255	$—	$—	$308	$—	$51,563	$—	$—	$51,563	$—	N/A	10/29/2009	(2)
Anacapa Isle Marina Oxnard, California	(1)	$—	$7,155	$2,250	$—	$—	$—	$7,155	$2,250	$9,405	$(927)	In 1973	3/12/2010	(2)
Ballena Isle Marina Alameda, California		$23	$4,793	$2,906	$742	$—	$435	$4,858	$3,171	$8,464	$(480)	In 1972	3/12/2010	(2)
Cabrillo Isle Marina San Diego, California	(1)	$—	$17,984	$1,569	$3	$—	$—	$17,984	$1,572	$19,556	$(1,847)	In 1977	3/12/2010	(2)
Ventura Isle Marina Ventura California	(1)	$—	$14,426	$1,505	$1	$—	$—	$14,426	$1,506	$15,932	$(1,792)	In 1975	3/12/2010	(2)
Bohemia Vista Yacht Basin Chesapeake City, MD		$4,307	$362	$136	$126	$—	$4,794	$—	$137	$4,931	$(97)	In 1967	5/20/2010	(2)
Hacks Point Marina Earleville, Maryland		$1,759	$148	$56	$8	$—	$1,915	$—	$56	$1,971	$(39)	In 1970's	5/20/2010	(2)
Pacific Park Santa Monica, California	(1)	$—	$25,046	$1,575	$—	$—	$—	$25,049	$1,572	$26,621	$(908)	In 1996	12/29/2010	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2011 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre-
Property/Location	Encumbe- rances	Land & Land Improve- ments	Lease- hold interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	ciation in latest income state- ments is computed
Culpepper Place at Branson Meadow	(1)	$535	$—	$8,338	$—	$—	$535	$—	$8,338	$8,873	$(88)	2002 and 2007	8/31/2011	(2)
Branson, MO
Culpepper of Springdale	(1)	$762	$—	$7,244	$—	$—	$762	$—	$7,244	$8,006	$(76)	2007	8/31/2011	(2)
Springdale, AR
Culpepper Place at Chesterfield Village	(1)	$713	$—	$10,080	$—	$—	$713	$—	$10,080	$10,793	$(104)	1999 and 2009	8/31/2011	(2)
Chesterfield, MO
Culpepper Place of Nevada		$40	$—	$319	$—	$—	$40	$—	$319	$359	$(3)	1997	8/31/2011	(2)
Nevada, MO
Culpepper Place of Springfield	(1)	$800	$—	$6,152	$—	$—	$800	$—	$6,152	$6,952	$(68)	1997 and 2005	8/31/2011	(2)
Springfield, MO
Culpepper Place of Jonesboro	(1)	$897	$—	$6,196	$—	$—	$897	$—	$6,196	$7,093	$(69)	2008	8/31/2011	(2)
Jonesboro, AR
Town Center Village	(1)	$2,481	$—	$35,813	$—	$—	$2,481	$—	$35,813	$38,294	$(453)	1985-1991	8/31/2011	(2)
Portland, OR
Stevens Pass		$62	$13,084	$5,280	$—	$—	$62	$13,084	$5,280	$18,426	$(91)	1945-2000	11/17/2011	(2)
Skykomish, King and Chelan County, WA
Good Neighbor - Washington		$428	$—	$9,491	$—	$—	$428	$—	$9,491	$9,919	$(11)	2009	12/29/2011	(2)
Washington, IL
Good Neighbor - Pekin		$504	$—	$8,190	$—	$—	$504	$—	$8,190	$8,694	$(9)	2009	12/29/2011	(2)
Pekin, IL
Good Neighbor - Sterling		$549	$—	$7,943	$—	$—	$549	$—	$7,943	$8,492	$(9)	2008	12/29/2011	(2)
Sterlin, IL

		$974,803	$289,912	$628,512	$151,709	$—	$1,012,132	$314,334	$718,470	$2,044,936	$(282,937)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2011 (in thousands)

Transactions in real estate and accumulated depreciation as of December 31, 2011 are as follows:

Balance at December 31, 2004	$—
2005 Acquisitions	19,837

Balance at December 31, 2005	19,837
2006 Acquisitions	392,300

Balance at December 31, 2006	412,137
2007 Acquisitions	984,259

Balance at December 31, 2007	1,396,396
2008 Acquisitions	279,823
2008 Dispositions	(18,515)

Balance at December 31, 2008	1,657,704
2009 Acquisitions	214,686

Balance at December 31, 2009	1,872,390
2010 Acquisitions	99,904
2010 Impairment provision	(26,880)

Balance at December 31, 2010	1,945,414
2011 Acquisitions	148,139
2011 Dispositions and assets held for sale	(31,926)
2011 Impairment provision	(16,691)

Balance at December 31, 2011	$2,044,936

Balance at December 31, 2004	$—
2005 Depreciation	11

Balance at December 31, 2005	11
2006 Depreciation	3,541

Balance at December 31, 2006	3,552
2007 Depreciation	29,675

Balance at December 31, 2007	33,227
2008 Depreciation	51,182
2008 Accumulated depreciation on dispositions	(1,486)

Balance at December 31, 2008	82,923
2009 Depreciation	61,042

Balance at December 31, 2009	143,965
2010 Depreciation	75,660

Balance at December 31, 2010	219,625
2011 Depreciation	68,034
2011 Accumulated depreciation on dispositions and assets held for sale	(4,722)

Balance at December 31, 2011	$282,937

FOOTNOTES:

(1)	The property is encumbered at December 31, 2011.
(2)	Buildings and improvements are depreciated over 39 years. Leasehold improvements and equipment are depreciation over their estimated useful lives.
(3)	The aggregate cost for federal income tax purposes is approximately $2.0 billion.
(4)	The initial purchase price includes the original purchase price of $45.0 million, acquired July 23, 2006. On August 12, 2011, the Company purchased the golf facility, resort amenities and development land at this property for an additional $10.5 million. See Item 5. “Financial Statements and Supplemental Data” — Note 3. “Acquisitions” for additional information.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2011 (in thousands)

As of December 31, 2011 and 2010, mortgages and other notes receivable consisted of the following (in thousands):

					Loan Principal Balance as of December 31,
Borrower (Description of Collateral Property)	Date of Loan Agreement(s)	Maturity Date	Interest Rate	Accrued Interest	2011	2010
PARC Management LLC	11/13/2008	11/12/2011	8.0% - 8.5%	$—	$—	$584
Big Sky Resort (one ski resort)	9/23/2008	9/1/2012	12.0%	680	68,000	68,000
CMR Properties, LLC and CM Resort, LLC (one ski property)	6/15/2010	9/30/2017	9.0% -11.0%	172	15,670	13,787
Marinas International, Inc.	12/22/2006 3/30/2010	12/22/2021	9.0% -10.3%	—	—	7,449
Boyne USA, Inc. (four ski resorts)	8/10/2009	9/1/2012	6.3% -15.0%	2,312	18,173	18,208
PARC Magic Springs LLC	5/8/2009	8/1/2012	10.0% -11.0%	—	—	1,475
PARC Investors, LLC and PARC Operations, LLC	2/10/2010	9/1/2010	9.0%	—	—	3,000
Evergreen Alliance Golf Limited, L.P.	11/12/2010	11/1/2013	11.0%	175	5,902	4,000
PARC Myrtle Waves, LLC (one attractions property)	2/10/2011	2/10/2021	7.5%	—	9,000	—
Grand Prix Tampa, LLC (one attractions property)	7/31/2011	7/31/2016	8.5%	25	3,530	—

Total				$3,364	$120,275	$116,503

Accrued interest					3,364	2,347
Acquisition fees, net					753	1,750
Loan origination fees, net					(40)	(101)
Loan loss provision (1)					—	(4,072)

Total carrying amount					$124,352	$116,427

FOOTNOTE:

(1)	The Company settled loans and wrote off the related loan loss provision for loans that were deemed uncollectible in connection with the lease termination and settlement agreement with PARC Management, LLC (“PARC”).
(1)	The aggregate cost for federal income tax purposes is $124.3 million.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2011 (in thousands)

	2011	2010
Balance at beginning of period	$116,427	$145,640
New mortgage loans	17,317	14,889
Collection of principal	(9,473)	(38,614)
Loan loss provision	—	(4,072)
Foreclosed and converted to real estate	—	—
Accrued and deferred interest	1,017	(281)
Acquisition fees allocated, net	(997)	(1,206)
Loan origination fees, net	61	71

	$124,352	$116,427