Form 10-Q
period 2012-03-31
CNL LIFESTYLE PROPERTIES INC
filed 2012-05-15
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock outstanding as of May 4, 2012 was 311,234,419.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Real estate investment properties, net	$2,040,267	$2,055,678
Investments in unconsolidated entities	308,620	318,158
Cash	149,829	162,839
Mortgages and other notes receivable, net	124,491	124,352
Deferred rent and lease incentives	98,106	94,981
Other assets	58,633	48,728
Restricted cash	45,121	37,877
Intangibles, net	30,617	30,937
Accounts and other receivables, net	17,504	17,536
Assets held for sale	2,596	2,863

Total Assets	$2,875,784	$2,893,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$530,414	$518,194
Senior notes, net of discount	393,855	393,782
Other liabilities	59,170	44,835
Accounts payable and accrued expenses	40,607	32,158
Security deposits	13,277	13,880
Due to affiliates	1,284	1,120

Total Liabilities	1,038,607	1,003,969

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share One billion shares authorized; 331,085 and 328,884 shares issued and 311,237 and 309,215 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	3,112	3,092
Capital in excess of par value	2,763,093	2,743,972
Accumulated deficit	(98,116)	(73,373)
Accumulated distributions	(822,612)	(774,259)
Accumulated other comprehensive loss	(8,300)	(9,452)

Total Stockholders’ Equity	1,837,177	1,889,980

Total Liabilities and Stockholders’ Equity	$2,875,784	$2,893,949

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands except per share data)

		Three Months Ended March 31,
		2012		2011
Revenues:
Rental income from operating leases		$46,270		$47,710
Property operating revenues		40,485		31,259
Interest income on mortgages and other notes receivable		3,103		3,210

Total revenues		89,858		82,179

Expenses:
Property operating expenses		43,792		37,285
Asset management fees to advisor		8,682		7,498
General and administrative		4,628		3,193
Ground lease and permit fees		4,195		3,154
Other operating expenses		2,403		1,617
Bad debt expenses		2,053		135
Acquisition fees and costs		1,130		4,926
Depreciation and amortization		32,223		30,016

Total expenses		99,106		87,824

Operating loss		(9,248)		(5,645)

Other income (expense):
Interest and other income (expense)		91		(25)
Interest expense and loan cost amortization		(16,277)		(11,307)
Equity in earnings (loss) of unconsolidated entities		1,231		(3,866)

Total other expense		(14,955)		(15,198)

Loss from continuing operations		(24,203)		(20,843)
Income (loss) from discontinued operations		(540)		213

Net loss		(24,743)		(20,630)

Net loss per share of common stock (basic and diluted)
Loss from continuing operations	$(0.08)		$(0.07)
Income (loss) from discontinued operations	(0.00)		(0.00)

	$(0.08)		$(0.07)

Weighted average number of shares of common stock outstanding (basic and diluted)	309,235		290,079

Other comprehensive income, net of tax:
Foreign currency translation adjustments		525		674
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period		213		707
Amortization of loss on termination of cash flow hedges		414		414

Total other comprehensive income		1,152		1,795

Comprehensive loss		$(23,591)		$(18,835)

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012 (UNAUDITED) and Year Ended December 31, 2011

(in thousands except per share data)

	Common Stock		Capital in			Accumulated Other	Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at December 31, 2010	284,687	$2,847	$2,523,405	$(3,763)	$(585,812)	$(5,637)	$1,931,040

Subscriptions received for common stock through public offering and reinvestment plan	27,585	276	270,775	—	—	—	271,051

Redemption of common stock	(3,057)	(31)	(29,969)	—	—	—	(30,000)

Stock issuance and offering costs			(20,239)	—	—	—	(20,239)

Net loss	—	—	—	(69,610)	—	—	(69,610)

Distributions, declared and paid ($0.6252 per share)	—	—	—	—	(188,447)	—	(188,447)

Foreign currency translation adjustment						(585)	(585)

Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,626	1,626

Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 8)	—	—	—	—	—	(4,856)	(4,856)

Balance at December 31, 2011	309,215	$3,092	$2,743,972	$(73,373)	$(774,259)	$(9,452)	$1,889,980

Subscriptions received for common stock through reinvestment plan	2,198	22	20,863	—	—	—	20,885

Redemption of common stock	(176)	(2)	(1,742)	—	—	—	(1,744)

Net loss	—	—	—	(24,743)	—	—	(24,743)

Distributions, declared and paid ($0.1563 per share)	—	—	—	—	(48,353)	—	(48,353)

Foreign currency translation adjustment	—	—	—	—	—	525	525

Amortization of loss on termination of cash flow hedges	—	—	—	—	—	414	414

Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 8)	—	—	—	—	—	213	213

Balance at March 31, 2012	311,237	$3,112	$2,763,093	$(98,116)	$(822,612)	$(8,300)	$1,837,177

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net cash provided by operating activities	$22,157	$24,317

Investing activities:
Capital expenditures	(12,878)	(10,809)
Investments in and contributions to unconsolidated entities	(1,864)	(131,475)
Distributions from unconsolidated entities	7,977	—
Deposits on real estate investments	(200)	—
Issuance of mortgage loans receivable	—	(1,075)
Acquisition fees on mortgage notes receivable	—	(12)
Other	(18)	—
Principal payments received on mortgage loans receivable	11	22
Changes in restricted cash	(7,251)	(4,565)

Net cash used in investing activities	(14,223)	(147,914)

Financing activities:
Offering proceeds	—	142,028
Redemptions of common stock	(1,744)	(7,500)
Distributions to stockholders, net of reinvestments	(27,477)	(24,968)
Stock issuance costs	—	(13,667)
Proceeds from mortgage loans and other notes payable	30,800	18,540
Principal payments on mortgage loans and senior notes	(19,041)	(7,313)
Principal payments on capital leases	(1,300)	(1,270)
Payment of loan costs	(2,166)	(1,201)
Other	(4)	—

Net cash provided by (used in) financing activities	(20,932)	104,649

Effect of exchange rate fluctuations on cash	(12)	(76)

Net decrease in cash	(13,010)	(19,024)
Cash at beginning of period	162,839	200,517

Cash at end of period	$149,829	$181,493

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

As of March 31, 2012, the Company owned 170 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, golf facilities, senior housing, attractions, marinas and additional lifestyle properties. Fifty of these 170 properties are owned through unconsolidated joint ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and are most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation. The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter ended March 31, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In accordance with the guidance for the consolidation of variable interest entities (“VIEs”), the Company analyzes its variable interests, including loans, leases and investments in partnerships and joint ventures, to determine if the entity in which it has a variable interest is a variable interest entity. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it must consolidate a variable interest entity as the primary beneficiary.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant estimates and assumptions are made in connection with the analysis of real estate and equity method investments. Actual results could differ from those estimates.

Reclassifications — Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported net loss or stockholders’ equity. The results of operations of the real estate properties that are classified as held for sale, along with properties sold during the period, are reflected in discontinued operations for all periods presented.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU will require companies to present the components of net income (loss) and other comprehensive income (loss) either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders' equity. In December 2011, FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers the presentation requirement of ASU No. 2011-05, “Comprehensive Income (Topic 220)”, relating to the reclassification from accumulated other comprehensive income (loss) to net income (loss) within the respective components of net income (loss) and other comprehensive income (loss). These ASUs does not change the items which must be reported in other comprehensive income (loss), how such items are measured or when they must be reclassified to net income (loss). These ASUs are effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material effect on the Company’s disclosures.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

3.	Discontinued Operations:

The Company classified the revenues and expenses related to all real estate properties sold and all real estate properties considered as assets held for sale as of March 31, 2012, as discontinued operations in the condensed consolidated statements of comprehensive loss. The table is a summary of income (loss) from discontinued operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$—	$983
Expenses	(273)	(362)
Depreciation and amortization	—	(238)
Impairment provision	(267)	—

Operating income (loss)	(540)	383
Interest expense and loan cost amortization	—	(170)

Income (loss) from discontinued operations	$(540)	$213

4.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs — The Company has five wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to potential future buy-out options held by the respective tenants. Three tenants’ buy-out options were exercisable as of March 31, 2012 and are exercisable through March 2026, the date of lease expiration. At March 31, 2012, the tenants have not elected to exercise the buy-out options. The remaining two buy-out options become exercisable in 2014. Two other entities that hold the properties in which

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

4.	Variable Interest and Unconsolidated Entities (Continued):

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

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	March 31, 2012	December 31, 2011
Assets
Real estate investment properties, net	$209,163	$210,866
Other assets	$35,022	$32,759

Liabilities
Mortgages and other notes payable	$82,267	$82,376
Other liabilities	$14,481	$17,405

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $147.4 million and $143.8 million as of March 31, 2012 and December 31, 2011, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities — The Company also holds ownership in five ventures, the DMC Partnership, the Intrawest Venture, CNLSun I Venture, CNLSun II Venture and CNLSun III Venture. Of these, the Intrawest Venture was deemed a VIE, in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partners, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is primarily limited to the carrying amount of its investment in the venture, which totaled approximately $30.3 million and $30.4 million as of March 31, 2012 and December 31, 2011, respectively.

The following tables present financial information for the Company’s unconsolidated entities for the three months ended March 31, 2012 and 2011, and as of March 31, 2012 and December 31, 2011 (in thousands):

Summarized operating data:

	Three Months Ended March 31, 2012
	DMC Partnership	Intrawest Venture	CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total
Revenue	$7,244	$3,795	$33,703	$9,036	$10,703	$64,481
Property operating expenses	(163)	(1,694)	(21,661)	(6,928)	(7,092)	(37,538)
Depreciation and amortization	(2,248)	(1,012)	(5,228)	(1,361)	(1,572)	(11,421)
Interest expense	(2,086)	(1,352)	(8,113)	(1,168)	(1,465)	(14,184)
Interest and other income (expense)	22	37	(182)	(120)	(261)	(504)

Net income (loss)	$2,769	$(226)	$(1,481)	$(541)	$313	$834

Loss allocable to other venture partners (1)	$(52)	$(355)	$(701)	$(240)	$(182)	$(1,530)

Income (loss) allocable to the Company (1)	2,821	129	(780)	(301)	495	2,364
Amortization of capitalized costs	(122)	(58)	(653)	(215)	(85)	(1,133)

Equity in earnings (loss) of unconsolidated entities	$2,699	$71	$(1,433)	$(516)	$410	$1,231

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

4.	Variable Interest and Unconsolidated Entities (Continued):

Summarized operating data:

	Three Months Ended March 31, 2012
	DMC Partnership	Intrawest Venture	CNLSun I Venture	CNLSun II Venture		CNLSun III Venture		Total
Distributions declared to the Company	$2,821	$68	$3,894	$2,142	(3)	$2,796	(3)	$11,721

Distributions received by the Company	$2,860	$318	$3,909	$2,151	(3)	$2,702	(3)	$11,940

	Three Months Ended March 31, 2011
	DMC Partnership	Intrawest Venture	CNLSun I Venture (2)	Total
Revenue	$6,869	$3,695	$29,488	$40,052
Property operating expenses	(150)	(1,330)	(19,094)	(20,574)
Depreciation and amortization	(2,217)	(1,033)	(6,246)	(9,496)
Interest expense	(2,115)	(1,384)	(6,949)	(10,448)
Interest and other income (expense)	7	30	(10,189)	(10,152)

Net income (loss)	$2,394	$(22)	$(12,990)	$(10,618)

Loss allocable to other venture partners (1)	$(383)	$(520)	$(6,573)	$(7,476)

Income (loss) allocable to the Company (1)	2,777	498	(6,417)	(3,142)
Amortization of capitalized costs	(122)	(58)	(544)	(724)

Equity in earnings (loss) of unconsolidated entities	$2,655	$440	$(6,961)	$(3,866)

Distributions declared to the Company	$2,777	$640	$3,442	$6,859

Distributions received by the Company	$2,990	$640	$—	$3,630

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)	Represents operating data from the date of acquisition through the end of the period presented.
(3)	Includes approximately $0.6 million and $0.8 million in distributions representing our respective preferred return on CNLSun II and CNLSun III ventures, respectively, in accordance with the venture agreements and approximately $1.5 million and $1.9 million in return of capital on CNLSun II and CNLSun III, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

4.	Variable Interest and Unconsolidated Entities (Continued):

Summarized balance sheet data:

	As of March 31, 2012
	DMC Partnership	Intrawest Venture	CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total
Real estate assets, net	$239,966	$90,565	$609,935	$125,396	$163,490	$1,229,352
Intangible assets, net	6,719	1,066	2,502	239	594	11,120
Other assets	6,902	13,729	26,558	4,194	7,226	58,609
Mortgages and other notes payable	137,625	74,911	434,940	104,549	120,000	872,025
Other liabilities	4,484	13,855	18,873	3,951	5,159	46,322
Partners’ capital	111,478	16,594	185,182	21,329	46,151	380,734
Carrying amount of investment (1)	107,916	30,270	119,594	16,349	34,491	308,620
Company’s ownership percentage (1)	82.0%	80.0%	60.0%	70.0%	67.9%

	As of December 31, 2011
	DMC Partnership	Intrawest Venture	CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total
Real estate assets, net	$241,606	$90,748	$614,548	$126,488	$164,642	$1,238,032
Intangible assets, net	6,797	1,123	2,617	419	874	11,830
Other assets	6,480	12,582	28,757	7,223	9,718	64,760
Mortgages and other notes payable	138,533	74,823	434,940	104,549	120,000	872,845
Other liabilities	4,633	12,746	21,258	4,586	5,693	48,916
Partners’ capital	111,717	16,884	189,724	24,995	49,541	392,861
Carrying amount of investment (1)	108,101	30,415	123,072	19,785	36,785	318,158
Company’s ownership percentage (1)	82.0%	80.0%	60.0%	70.0%	67.9%

FOOTNOTE:

(1)	As of March 31, 2012 and December 31, 2011, the Company’s share of partners’ capital determined under HLBV was approximately $287.0 million and $294.5 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $21.6 million and $23.6 million, respectively.

5.	Mortgages and Other Notes Receivable:

The fair market value and carrying value of the Company’s mortgages and other notes receivable was approximately $120.3 million, respectively, as of March 31, 2012 and December 31, 2011 based on discounted cash flows for each individual instrument based on market interest rates as of March 31, 2012. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts and other receivables approximates the carrying value as of March 31, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

6.	Indebtedness:

During the three months ended March 31, 2012, the Company obtained the following fixed-rate loans (in thousands):

	Monthly Payment Terms (Loan Collateral)	Interest Rate	Date of Agreement	Maturity Date	Principal Amount

Mortgage debt (1)	Monthly principal and interest (three senior housing properties)	4.4%-4.5%	2/28/2012	10/5/2018	$17,500

Mortgage debt (1)	Monthly principal and interest (one ski and mountain resort lifestyle property)	6.0%	3/2/2012	4/5/2017	13,300

				Total	$30,800

FOOTNOTE:

(1)	These loans are cross-collateralized with two of our existing loans, one of which resulted in an extension of maturity to April 5, 2017.

In March 2012, the Company repaid $14.4 million of sellers financing, when it matured in March 2012, and extended the maturity of another note of $37.6 million from March 2012 to June 2012.

The fair market value and carrying value of the mortgage notes payable was approximately $948.2 million and $924.3 million, respectively as of March 31, 2012, and $847.1 million and $912.0 million, respectively, as of December 31, 2011 based on then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to our mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

7.	Derivative Instruments and Hedging Activities:

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

7.	Derivative Instruments and Hedging Activities (Continued):

The Company has five interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2012 and December 31, 2011, which are included in other liabilities in the accompanying unaudited condensed consolidated balance sheets (in thousands):

							Fair Value Liability
Notional Amount		Strike (1)		Credit Spread (1)	Trade Date	Maturity Date	March 31, 2012	December 31, 2011
$64,212		1.9%		1.3%	12/6/10	1/2/16	$(2,144)	$(2,129)
$9,301		3.6%		3.3%	9/28/09	9/1/19	$(1,060)	$(1,136)
$18,865	(2)	2.7	%(2)	3.7%	12/1/09	12/1/14	$(611)	$(796)
$17,025		2.2%		4.5%	1/13/11	12/31/15	$(749)	$(762)
$25,000		1.3%		3.0%	8/30/11	8/28/16	$(424)	$(361)

FOOTNOTES:

(1)	The strike rate does not include the credit spread on each of the notional amounts.
(2)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.4%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 1.00 and 0.98 Canadian dollars for $1.00 U.S. dollar on March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

8.	Fair Value Measurements:

The Company is making an accounting policy election to use the exception in ASU 820-10-35-18D with respect to measuring fair value of a group of financial assets and financial liabilities entered into with a particular counterparty, where the Company reports the net exposure to the credit risk of that counterparty.

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments is included in other liabilities in the accompanying consolidated balance sheets.

The Company has three investment properties that were classified as assets held for sale and are carried at fair value as of March 31, 2012. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, management’s estimated cash flows over various holding periods, discounted using a range of estimated capitalization rates.

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of March 31, 2012 and December 31, 2011, as follows (in thousands):

	Fair Value Measurement as of March 31, 2012	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$2,596	$—	$—	$2,596
Liabilities:
Derivative instruments	$4,988	$—	$4,988	$—

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

8.	Fair Value Measurements (Continued):

	Fair Value Measurement as of December 31, 2011	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$2,863	$—	$—	$2,863
Liabilities:
Derivative instruments	$5,184	$—	$5,184	$—

The following information details the changes in the fair value measurements using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (in thousands):

Assets
Balance at December 31, 2011	$2,863
Adjustment to impairment provision	(267)

Balance as of March 31, 2012	$2,596

9.	Related Party Arrangements:

For the three months ended March 31, 2012 and 2011, the Advisor and former advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Acquisition fees:
Acquisition fees from offering proceeds and dividend distribution reinvestment plan	$574	$4,647
Acquisition fees from debt proceeds	924	7,830

Total	1,498	12,477

Asset management fees:	8,682	7,498

Reimbursable expenses:
Offering costs	—	697
Acquisition costs	78	79
Operating expenses	1,978	2,186

Total	2,056	2,962

Total fees earned and reimbursable expenses	$12,236	$22,937

For the three months ended March 31, 2012 and 2011, the Company incurred the following fees to related parties in connection with shares sold in the Company’s third and final public offering (in thousands):

	Three Months Ended March 31,
	2012	2011
Selling commissions	$—	$9,747
Marketing support fee and due diligence expense reimbursements	—	4,188

Total	$—	$13,935

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

9.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	March 31, 2012	December 31, 2011
Due to the Advisor and its affiliates:
Offering expenses	$11	$24
Operating expenses	651	619
Acquisition fees and expenses	622	477

Total due to affiliates	$1,284	$1,120

The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended March 31, 2012, operating expenses did not exceed the Expense Cap.

The Company also maintains accounts at a bank in which the Company’s chairman and former vice-chairman serve as directors. The Company had deposits at that bank of approximately $6.0 million and $4.4 million as of March 31, 2012 and December 31, 2011, respectively.

10.	Stockholders’ Equity:

Distribution Reinvestment Plan — For the three months ended March 31, 2012, the Company received aggregate proceeds of approximately $20.9 million (2.2 million shares) through its reinvestment plan.

Distributions — For the three months ended March 31, 2012 and 2011, the Company declared and paid distributions of approximately $48.4 million ($0.1563 per share) and $45.0 million ($0.1563 per share), respectively.

Redemption of Shares — The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in the Company’s offerings. The amount redeemed on a quarterly basis, if any, is determined by the Board of Directors in its sole discretion. On February 29, 2012, the Company’s Board of Directors approved redemptions of up to $1.75 million per calendar quarter. The following details the activity of the pending redemption requests for the three months ended March 31, 2012 (in thousands except per share data):

2012 Quarters	First
Requests in queue	6,419
Redemptions requested	1,574
Shares redeemed:
Prior period requests	(4)
Current period request	(172)
Adjustments (1)	(54)

Pending redemption requests (2)	7,763

Average price paid per share	$9.92

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

11.	Supplemental Condensed Consolidating Financial Statements:

The Company had issued senior obligations which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional. The following summarizes the Company’s unaudited condensed consolidating balance sheet as of March 31, 2012 and December 31, 2011 and statement of comprehensive loss and statement of cash flows for the three months ended March 31, 2012 and 2011 (in thousands):

Condensed Consolidating Balance Sheet:

	As of March 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Real estate investment properties, net	$—	$984,930	$1,055,337	$—	$2,040,267
Investments in unconsolidated entities	—	308,620	—	—	308,620
Investments in subsidiaries	2,108,339	1,168,633	828,939	(4,105,911)	—
Cash	121,810	6,149	21,870	—	149,829
Mortgages and other notes receivable, net	—	90,709	121,186	(87,404)	124,491
Deferred rent and lease incentives	—	76,318	21,788	—	98,106
Other assets	16,744	18,513	23,376	—	58,633
Restricted cash	128	22,690	22,303	—	45,121
Intangibles, net	—	18,678	11,939	—	30,617
Accounts and other receivables, net	—	11,199	6,305	—	17,504
Assets held for sale	—	2,596	—	—	2,596

Total Assets	$2,247,021	$2,709,035	$2,113,043	$(4,193,315)	$2,875,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$—	$204,254	$389,576	$(63,416)	$530,414
Senior notes, net of discount	393,855	—	—	—	393,855
Other liabilities	—	35,581	23,589	—	59,170
Accounts payable and accrued expenses	14,741	5,184	44,670	(23,988)	40,607
Security deposits	—	10,338	2,939	—	13,277
Due to affiliates	1,248	4	32	—	1,284

Total Liabilities	409,844	255,361	460,806	(87,404)	1,038,607

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,112	—	—	—	3,112
Capital in excess of par value	2,763,093	4,644,948	4,537,070	(9,182,018)	2,763,093
Accumulated earnings (deficit)	(103,042)	275,126	317,107	(587,307)	(98,116)
Accumulated distributions	(825,986)	(2,466,400)	(3,193,640)	5,663,414	(822,612)
Accumulated other comprehensive loss	—	—	(8,300)	—	(8,300)

	1,837,177	2,453,674	1,652,237	(4,105,911)	1,837,177

Total Liabilities and Stockholders’ Equity	$2,247,021	$2,709,035	$2,113,043	$(4,193,315)	$2,875,784

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

11.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Balance Sheet:

	As of December 31, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Real estate investment properties, net	$—	$989,652	$1,066,026	$—	$2,055,678
Investments in unconsolidated entities	—	318,158	—	—	318,158
Investments in subsidiaries	2,140,835	901,798	1,148,640	(4,191,273)	—
Cash	134,608	5,036	23,195	—	162,839
Mortgages and other notes receivable, net	—	88,567	118,474	(82,689)	124,352
Deferred rent and lease incentives	—	70,680	24,301	—	94,981
Other assets	16,899	15,133	16,696	—	48,728
Restricted cash	91	19,364	18,422	—	37,877
Intangibles, net	—	18,881	12,056	—	30,937
Accounts and other receivables, net	1	10,198	7,337	—	17,536
Assets held for sale	—	2,863	—	—	2,863

Total Assets	$2,292,434	$2,440,330	$2,435,147	$(4,273,962)	$2,893,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$—	$206,986	$374,072	$(62,864)	$518,194
Senior notes, net of discount	393,782	—	—	—	393,782
Other liabilities	—	27,078	17,757	—	44,835
Accounts payable and accrued expenses	7,562	3,408	41,013	(19,825)	32,158
Security deposits	—	10,405	3,475	—	13,880
Due to affiliates	1,110	2	8	—	1,120

Total Liabilities	402,454	247,879	436,325	(82,689)	1,003,969

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,092	—	—	—	3,092
Capital in excess of par value	2,743,972	4,275,586	4,655,057	(8,930,643)	2,743,972
Accumulated earnings (deficit)	(78,138)	268,711	335,158	(599,104)	(73,373)
Accumulated distributions	(778,946)	(2,351,846)	(2,981,941)	5,338,474	(774,259)
Accumulated other comprehensive loss	—	—	(9,452)	—	(9,452)

	1,889,980	2,192,451	1,998,822	(4,191,273)	1,889,980

Total Liabilities and Stockholders’ Equity	$2,292,434	$2,440,330	$2,435,147	$(4,273,962)	$2,893,949

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

11.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Comprehensive Income (Loss):

	For The Three Months Ended March 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$25,735	$20,535	$—	$46,270
Property operating revenues	—	6,428	34,057	—	40,485
Interest income on mortgages and other notes receivable	—	2,212	3,190	(2,299)	3,103

Total revenues	—	34,375	57,782	(2,299)	89,858

Expenses:
Property operating expenses	—	7,610	36,182	—	43,792
Asset management fees to advisor	8,682	—	—	—	8,682
General and administrative	3,734	188	706	—	4,628
Ground lease and permit fees	—	2,357	1,838	—	4,195
Other operating expenses	126	618	1,659	—	2,403
Bad debt expenses	—	2,043	10	—	2,053
Acquisition fees and costs	927	—	203	—	1,130
Depreciation and amortization	—	14,795	17,428	—	32,223

Total expenses	13,469	27,611	58,026	—	99,106

Operating income (loss)	(13,469)	6,764	(244)	(2,299)	(9,248)

Other income (expense):
Interest and other income	51	24	16	—	91
Interest expense and loan cost amortization	(7,940)	(3,997)	(6,639)	2,299	(16,277)
Equity in earnings of unconsolidated entities	—	1,231	—	—	1,231
Equity in earnings (loss), intercompany	(3,385)	2,932	(11,182)	11,635	—

Total other income (expense)	(11,274)	190	(17,805)	13,934	(14,955)

Income (loss) from continuing operations	(24,743)	6,954	(18,049)	11,635	(24,203)
Loss from discontinued operations	—	(540)	—	—	(540)

Net income (loss)	(24,743)	6,414	(18,049)	11,635	(24,743)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	525	—	525
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	—	—	213	—	213

Amortization of loss on termination of cash flow hedges	—	—	414	—	414

Total other comprehensive income	—	—	1,152	—	1,152

Comprehensive income (loss)	$(24,743)	$6,414	$(16,897)	$11,635	$(23,591)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

11.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Comprehensive Income (Loss):

	For The Three Months Ended March 31, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$28,718	$18,992	$—	$47,710
Property operating revenues	—	5,282	25,977	—	31,259
Interest income on mortgages and other notes receivable	—	2,229	3,097	(2,116)	3,210

Total revenues	—	36,229	48,066	(2,116)	82,179

Expenses:
Property operating expenses	—	9,590	27,695	—	37,285
Asset management fees to advisor	7,498	—	—	—	7,498
General and administrative	2,623	205	365	—	3,193
Ground lease and permit fees	—	2,202	952	—	3,154
Other operating expenses	53	1,531	33	—	1,617
Bad debt expenses	—	(198)	333	—	135
Acquisition fees and costs	4,873	—	53	—	4,926
Depreciation and amortization	—	14,745	15,271	—	30,016

Total expenses	15,047	28,075	44,702	—	87,824

Operating income (loss)	(15,047)	8,154	3,364	(2,116)	(5,645)

Other income (expense):
Interest and other income (expense)	82	(5)	(102)	—	(25)
Interest expense and loan cost amortization	—	(6,388)	(7,035)	2,116	(11,307)
Equity in earnings of unconsolidated entities	—	(3,866)	—	—	(3,866)
Equity in loss, intercompany	(5,665)	(6,127)	(4,875)	16,667	—

Total other expense	(5,583)	(16,386)	(12,012)	18,783	(15,198)

Loss from continuing operations	(20,630)	(8,232)	(8,648)	16,667	(20,843)

Income (loss) from discontinued operations	—	217	(4)	—	213

Net loss	(20,630)	(8,015)	(8,652)	16,667	(20,630)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	674	—	674
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	—	—	707	—	707
Amortization of loss on termination of cash flow hedges	—	—	414	—	414

Total other comprehensive income	—	—	1,795	—	1,795

Comprehensive loss	$(20,630)	$(8,015)	$(6,857)	$16,667	$(18,835)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

11.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For The Three Months Ended March 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(13,595)	$22,197	$13,555	$22,157

Investing activities:
Capital expenditures	—	(8,893)	(3,985)	(12,878)
Investment in and contributions to unconsolidated entities	—	(1,864)	—	(1,864)
Distributions from uncoonsolidated entities	—	7,977	—	7,977
Deposits on real estate investments	(200)	—	—	(200)
Other	—	—	(18)	(18)
Principal payments received on mortgage loans receivable	—	11	—	11
Changes in restricted cash	(36)	(3,330)	(3,885)	(7,251)

Net cash used in investing activities	(236)	(6,099)	(7,888)	(14,223)

Financing activities:
Redemptions of common stock	(1,744)	—	—	(1,744)
Distributions to stockholders, net of reinvestments	(27,477)	—	—	(27,477)
Proceeds from mortgage loans and other notes payable	—	—	30,800	30,800
Principal payments on mortgage loans and senior notes	—	(1,931)	(17,110)	(19,041)
Principal payments on capital leases	—	(767)	(533)	(1,300)
Payment of loan costs	(3)	—	(2,163)	(2,166)
Other	(4)	—	—	(4)
Transfer to (from) Issuer	30,261	(12,287)	(17,974)	—

Net cash provided by (used in) financing activities	1,033	(14,985)	(6,980)	(20,932)

Effect of exchange rate fluctuation on cash	—	—	(12)	(12)

Net increase (decrease) in cash	(12,798)	1,113	(1,325)	(13,010)
Cash at beginning of period	134,608	5,036	23,195	162,839

Cash at end of period	$121,810	$6,149	$21,870	$149,829

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

11.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For The Three Months Ended March 31, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(20,852)	$18,974	$26,195	$24,317

Investing activities:
Capital expenditures	—	(2,227)	(8,582)	(10,809)
Investment in and contributions to unconsolidated entities	—	(131,475)	—	(131,475)
Issuance of mortgage loans receivable	—	(41)	(1,034)	(1,075)
Principal payments received on mortgage loans receivable	—	22	—	22
Changes in restricted cash	—	(2,419)	(2,146)	(4,565)
Acquisition fees on mortgage notes receivable	—	—	(12)	(12)

Net cash used in investing activities	—	(136,140)	(11,774)	(147,914)

Financing activities:
Offering proceeds	142,028	—	—	142,028
Redemptions of common stock	(7,500)	—	—	(7,500)
Distributions to stockholders, net of reinvestments	(24,968)	—	—	(24,968)
Stock issuance costs	(13,667)	—	—	(13,667)
Proceeds from mortgage loans and other notes payable	—	—	18,540	18,540
Principal payments on mortgage loans	—	(6,395)	(918)	(7,313)
Principal payments on capital leases	—	(780)	(490)	(1,270)
Payment of loan costs	(53)	(575)	(573)	(1,201)
Transfer to (from) Issuer	(99,223)	125,512	(26,289)	—

Net cash provided by (used in) financing activities	(3,383)	117,762	(9,730)	104,649

Effect of exchange rate fluctuation on cash	—	—	(76)	(76)

Net increase (decrease) in cash	(24,235)	596	4,615	(19,024)
Cash at beginning of period	191,410	2,471	6,636	200,517

Cash at end of period	$167,175	$3,067	$11,251	$181,493

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

12.	Commitments and Contingencies:

The Company has commitments under ground leases and land permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $4.2 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively and have been reflected as ground lease and permit fees with a corresponding increase in rental income from operating leases in the accompanying condensed consolidated statements of operations.

13.	Subsequent Events:

Effective April 1, 2012, the Company’s Board of Directors will declare its distributions on a quarterly basis. Payment of the distributions has been and will continue to be paid quarterly. The distributions for the second quarter of 2012 will be declared to stockholders of record at the close of business on June 1, 2012 to be paid by June 30, 2012.

In April 2012, the Company completed the sale of two, out of the three, golf properties for $1.5 million that had been classified as assets held for sale.

In April 2012, the Company entered into an agreement to retroactively amend the leases relating to 32 golf properties (including the remaining property classified as held for sale) effective January 1, 2012. As part of the amendment, the Company amended the base lease rates charged to the tenant for 2012, 2013 and 2014, amended the rent acceleration calculation starting in 2015, amended the percentage rent provision and amended the capital expenditure reserve funding requirement. As a result of the amendment, the Company recorded bad debt expense of $2.1 million as of March 31, 2012 related to past due rental and interest amounts due to ceasing collection efforts on these balances. In addition, the Company allowed the tenant to engage a third party operator to manage 22 of the golf properties on behalf of the tenant to allow the tenant to increase its operating focus on the remaining ten golf properties. The Company also committed to provide $9.5 million in capital improvements to make targeted enhancements on various courses and clubhouses and agreed to provide lease incentives totaling up to $23 million for working capital, inventory, property tax obligations and other purposes. In addition, the Company refinanced a $6 million outstanding working capital line of credit loan previously provided to the tenant, into a $6 million term loan with interest at LIBOR plus 4%, with no payments of principal or interest required until January 2014, at which point all accrued interest will be added to the principal of the loan, monthly interest payments will commence and annual principal payments will be due through the maturity date of December 31, 2016. However, as described under the terms of the amended lease, percentage rental amounts calculated in accordance with the terms of the leases for ten of the properties will be applied against the loan for ten of the properties only so long as there is remaining principal balance due. The tenant will have the ability to extend the maturity date to December 31, 2021, subject to certain terms and conditions.

As a result of the lease amendment described above, the Company evaluated and determined that the properties were not deemed impaired based on the fact that the undiscounted cash flows of the amended lease terms exceeded the net carrying value of the properties as of March 31, 2012.

In April 2012, the Company acquired four senior housing properties located in Georgia for a purchase price of $79.8 million excluding transaction costs.

On May 1, 2012, the Company obtained $45 million in new debt financing. The loan is collateralized by one attractions property, has a six year term and a fixed-rate of 6.0% requiring monthly principal and interest payments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2011.

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

All statements, other than statements that relate solely to historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should,” “continues,” “pro forma” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, the factors detailed in this Annual Report on Form 10-K for the year ended December 31, 2011, and other documents filed from time to time with the United States Securities and Exchange Commission.

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

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of March 31, 2012, we had built a portfolio of 170 lifestyle properties. We subsequently sold two properties and acquired four properties and as of May 4, 2012, our portfolio of 172 properties, when aggregated by initial purchase price, was diversified as follows: approximately 19.2% in ski and mountain lifestyle, 16.0% in golf facilities, 32.3% in senior housing, 12.2% in attractions, 5.2% in marinas and 15.1% in additional lifestyle properties. As of May 4, 2012, these assets consist of 23 ski and mountain lifestyle properties, 49 golf facilities, 56 senior housing properties, 19 attractions, 17 marinas and eight additional lifestyle properties with the following investment structure:

Wholly-owned:
Leased properties (1)	77
Managed properties (2)	44
Held for development	1
Unconsolidated joint ventures:
Leased properties	14
Managed properties	36

172

FOOTNOTES:

(1)	Leased to single tenant operators (fully occupied except for one multi-family residential property), with a weighted-average lease rate of 8.6% which reflects the lease amendment granted to one of our tenants effective January 1, 2012. See “Lease and Loan Amendment” below for additional information. These rates are based on weighted-average annualized straight-line rent due under our leases. These leases have an average lease expiration of 16 years.
(2)	As of May 4, 2012, wholly-owned managed properties include: eight golf facilities, 15 attractions, 14 senior housing properties, two marinas and five additional lifestyle properties.

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

Portfolio Trends

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

The following table illustrates same store property-level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported by our tenants and managers for the sectors below. These property-level results are not reflected in our results of operations because for those properties under lease arrangements, our results of operations would only reflect rental income in accordance with the terms of our leases. However, we believe by providing property-level revenue and EBITDA information for our sectors, it provides indication of the changing health of our properties and operating trends in our industry (in thousands):

	Number of Properties	Three Months Ended March 31,
		2012		2011		Increase/(Decrease)
		Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	22	$190.6	$83.1	$218.9	$103.7	(12.9)%	(19.8)%
Golf	51	34.4	7.9	32.2	5.3	7.0%	48.0%
Attractions	19	7.4	(11.8)	6.3	(10.6)	17.9%	(11.1)%
Marinas	17	6.0	1.9	6.0	2.1	0.8%	(8.1)%
Additional lifestyle	7	53.2	15.9	50.7	15.6	4.9%	2.4%

Total		$291.6	$97.0	$314.1	$116.1	(7.1)%	(16.4)%

FOOTNOTE:

(1)	Represents property-level EBITDA before rent and capital reserve payments to us, as applicable.

For the three months ended March 31, 2012, our tenants and managers reported to us a decrease in revenue of 7.1% and a decrease in property-level EBITDA of 16.4% as compared to the same period in prior year primarily attributable to a decline in revenues from our ski and mountain lifestyle properties. Many of these properties have experienced unprecedented low levels of natural snowfall for the 2011/2012 ski season, however, they are expected to perform well in the future during more typical snow years. Excluding our ski and mountain lifestyle properties, our tenants and managers reported an overall increase in revenues and EBITDA of 6.1% and 12.1%, respectively. The increase is primarily attributable to our golf, attractions and additional lifestyle properties. Our golf properties have begun to see an increase in total rounds played and higher rates as a result of favorable weather patterns and a general improvement in consumer confidence and spending. This has resulted in an increase in revenues and EBITDA of 7.0% and 48.0% respectively. Favorable weather has also positively impacted our attractions properties, as we have seen a 17.9% increase in revenues at the properties. Although we have seen an increase in revenues at our attractions properties, EBITDA was down 11.1% as a result of higher repairs and maintenance spending in preparation for the summer season that occurred during the three months ended March 31, 2012 as compared to the prior year. We transitioned our attractions properties to new managers late in the first quarter and, as a result, much of the repairs and maintenance spending was deferred until early in the second quarter after the transition. During 2012, repairs and maintenance projects took place during the first quarter, which is typical of the normal operating cycle and consistent with our budgeted expectation. We anticipate that as the general economic environment improves and consumer confidence grows, we will continue to see improvements in the results of our tenants and managers.

When evaluating our senior housing properties’ performance, our management reviews operating statistics of the underlying properties, including revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which we define as total revenue divided by average number of occupied units during a month, is a performance metric within the healthcare sector. This metric assists us to determine the ability of our operators to achieve market rental rates and to obtain revenues from providing healthcare related services. For the three months ended March 31, 2012, our manager for our 29 same site comparable properties reported to us a decrease of 1.5% in occupancy and an increase of $378 in RevPOU as compared to the same period in 2011. The decrease in occupancy was due to resident deaths during the three months ended March 31, 2012. However, in April 2012, those vacancies have been filled, resulting in a 91% occupancy level for the month of April 2012. RevPOU and occupancy across our senior housing portfolio have been trending higher.

The following table presents same store unaudited property-level information of our senior housing properties for the three months ended March 31, 2012 and 2011 (in thousands):

	Number	Three Months Ended March 31,
	of	2012		2011		Increase/(Decrease)
	Properties	Occupancy	RevPOU	Occupancy	RevPOU	Occupancy	RevPOU
Senior housing	29	87.5%	$7,397	89.0%	$7,019	(1.5)%	$378

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

Ski and Mountain Lifestyle. According to the National Ski Areas Association and the Kottke National End of Season Survey 2010/11, last year, the U.S. ski industry recorded an extraordinary snow year that resulted in 60.5 million ski and snowboard visits for the 2010/11 ski season, marking the all-time highest visitation for any single season. Our ski resorts finished the winter season of 2010/11 with skier visits totaling 5.8 million, or 2.5% above the previous year. Unfortunately, as has been widely reported, snowfall for the 2011/12 season has been significantly below average and our ski tenants experienced declines in revenues and earnings from the previous season. We believe that our ongoing investment in snowmaking infrastructure continues to act as a hedge in seasons with low snowfall, allowing our resorts to open more terrain earlier and maintain the best possible conditions throughout the winter, and often providing a competitive advantage against other ski areas in each respective region.

Golf. Golf Datatech, one of the industry’s leading providers of information, reported total rounds played in the U.S. for the three month period ended March 31, 2012, increased 22% from the same period in 2011. We attribute the increase in rounds played to very favorable weather patterns and general improvement in consumer confidence. The total number of facility closures nationwide continued to increase in 2011 by 0.8%. The National Golf Foundation continues to project that the net supply of facilities (openings less closures) will continue to decline until the supply and demand reach equilibrium.

Attractions. Our properties include regional gated amusement parks and water parks that generally draw most of their visitation from local markets. Regional and local attractions have historically been somewhat resistant to recession, with inclement weather being a more significant factor impacting attendance. Through the first quarter of 2012, our attractions portfolio showed property-level revenue increase of approximately $1.1 million or 17.9% compared to the same period in 2011.

Senior Housing. Americans 65 years and older are expected to live longer than the elderly did in the past and will need additional housing options to accommodate their special needs. Demand for senior housing options is currently outpacing the existing supply of senior housing units. Growth in the supply of certain senior housing asset classes over the last decade has declined dramatically following a boom in senior housing development in the 1990’s. According to data from the National Investment Center for the Senior Housing and Care Industry Map Monitor overall, the average occupancy rate for seniors housing properties in the first quarter of 2012 was 88.4%, an increase of 0.2% from the prior quarter and a 0.8% increase from prior year. We entered the senior housing sector in 2011 and believe this sector will experience revenue growth in 2012.

Marinas. According to the August 2011 IBIS World Industry Report on “Marinas in the US”, the industry remains highly fragmented, with 92.8% of companies employing fewer than 20 people. Therefore, the industry has a large number of small, locally operated and owned establishments. High barriers to entry limit the supply of competing properties and demand is projected to rise as the number of boat sales increase. Common industry drivers are boat ownerships, slip rental, and occupancy. Marina operators are affected by government regulations, rising fuel prices, and general economic conditions. According to IBIS World, marinas in the United States will face slightly better prospects over the next five years than they have in recent years; however, given the large barriers to entry, growth is likely to come from occupancy levels rising rather than from the development of new marinas.

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

In addition, seasonality directly impacts certain of our properties where we engage independent third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of March 31, 2012, we had a total of 170 wholly-owned managed properties consisting of 23 ski and mountain lifestyle properties, 51 golf facilities, 52 senior housing properties, 19 attractions properties, 17 marinas and eight additional lifestyle properties. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties. Conversely, during the third quarter, our consolidated operating results and cash flows will improve during the peak operating months of our large attraction properties, offset, by the non-peak operating months of our ski resort property.

Lease and Loan Amendment

We have been actively monitoring the performance of our golf properties operated by one tenant which had experienced ongoing challenges in the golf sector due to the general economic environment. In late 2011, in an effort to provide relief to our tenant and diversify our tenant concentration, we agreed to sell five of the most challenged properties and allow the tenant to terminate the leases upon the sale of the properties. In addition, we began the transition of seven other underperforming properties to new third-party managers to be operated for a period of time and terminated the leases at the time of each transition. As of the date of this filing, we have successfully completed the transition of the seven properties to third-party managers, have successfully completed the sale of four of the five properties identified for sale and anticipate completing the sale of the remaining property during 2012.

In April 2012, we entered into an agreement to retroactively restructure the leases relating to the large golf tenant’s remaining 32 golf facilities (including the remaining property classified as held for sale) effective January 1, 2012. As part of the amendment, we changed the base lease rates charged to our tenant from 4.75% to 4.27% for 2012, from 5.25% to 5.70% for 2013 and from 5.75% to 5.70% for 2014. From a cash flow perspective, the amendment, as compared to the prior lease, will reduce the 2012 rental cash flows by approximately $1.7 million (from $16.9 million to $15.2 million), will increase the 2013 rental cash flows by $1.6 million (from $18.7 million to $20.3 million), and will not cause a change to the 2014 rental cash flows (will remain at approximately $20.3 million). In addition, starting in 2015, the rent acceleration calculation changed from a stated 20 basis point increase to the annual lease rate, to an increase in rent equal to the greater of (i) the product of the prior year rent times two percent or (ii) the prior year rent times the change in consumer price index per year. Due to the accounting requirement to straight line scheduled rent increases, the change in the rent acceleration (using a floor of a two percent increase per year), will result in a reduction of average rental income per year of approximately $3.4 million (a decrease in average rental income from $24.4 million to $21.0 million starting in 2012). However, the amended lease increased the percentage rent provision from 8.25% to 10% of revenues in excess of a certain threshold for the 22 properties for which the tenant engaged a third property operator, as described below. As for the remaining ten properties, the percentage rent provision increased from 8.25% to 30% of revenues in excess of a certain threshold. Until such time as the $6 million term loan, described below, is paid in full, percentage rent will not be recognized as income on these ten properties. Instead, the percentage rents calculated under the terms of the lease will be treated as a collection of principal relating to the $6 million loan described below. Percentage rent relating to these ten properties will be recorded as income once the $6 million principal balance has been collected in full. In addition, the amended lease increased the capital expenditure reserve funding requirements to 3% of revenues starting in 2013, as compared to 2% under the old lease. Even though the amendment reduced the base rent and rent escalators, we anticipate recording higher percentage rent and cap ex reserve rent as the tenant begins to improve the revenues and the operations of the 32 golf properties.

As part of amending the lease as described above, we recorded bad debt expense of $2.1 million related to past due rental and interest amounts due to ceasing collection efforts on these balances. In addition, we allowed the tenant to engage a third party operator to manage 22 of the 32 golf properties on behalf of the tenant to allow the tenant to narrow its operating focus on the remaining ten geographically concentrated golf properties. We also committed to provide $9.5 million in capital improvements to make targeted enhancements on various courses and clubhouses and agreed to provide lease incentives totaling up to $23 million for working capital, inventory, property tax obligations and other purposes. In addition, we refinanced a $6 million outstanding working capital line of credit loan previously provided to the tenant, into a $6 million term loan with interest at LIBOR plus 4%, with no payments of principal or interest required until January 2014, at which point all accrued interest will be added to the principal of the loan, monthly interest payments will commence and annual principal payments will be due through the maturity date of December 31, 2016. However, as described under the terms of the amended lease, percentage rental amounts calculated in accordance with the terms of the leases for ten of the properties will be applied against the loan for ten of the properties only so long as there is remaining principal balance due. The tenant will have the ability to extend the maturity date to December 31, 2021, subject to certain terms and conditions.

As a result of the lease amendment described above, we evaluated and determined that the properties were not deemed impaired based on the fact that the undiscounted cash flows of the amended lease terms exceeded the net carrying value of the properties as of March 31, 2012. We believe the rent and other relief provided by the agreement described above, coupled with improvements in the golf sector revenues and earnings before interest, taxes, depreciation, amortization and rent from favorable weather patterns and general improvement in consumer confidence and spending, will enable our tenant to work through its financial difficulties and begin operating profitably by 2013.

LIQUIDITY AND CAPITAL RESOURCES

General

Our main source of capital for future property acquisitions will be primarily from borrowings. Additionally, we anticipate we will continue to raise capital through our reinvestment plan and will use such proceeds for acquisitions, distributions shortfalls and other corporate purposes. For the three months ended March 31, 2012, we received approximately $20.9 million (2.2 million shares) through our reinvestment plan.

Our principal demand for funds during the short and long-term will be for property acquisitions and enhancements, payment of operating expenses, debt service and distributions to stockholders. Generally, our cash needs for items other than property acquisitions and enhancements are generated from operations and our existing investments. The sources of our operating cash flows are primarily driven by rental income, property operating income from managed properties, interest payments on the loans we make, and distributions from our unconsolidated entities. A reduction in cash flows from any of these sources could result in the need to borrow more to maintain the same level of distributions or in a decrease in the level of distributions. We also have approximately $115.4 million available under our revolving line of credit.

Going forward and consistent with the life cycle of our company, we intend to make selective property acquisitions within the parameters of our conservative investment policies with our cash on hand, the proceeds from our reinvestment plan, our line of credit and other long-term debt financing including the senior notes. See “Indebtedness” below for additional information.

We intend to continue to pay distributions to our stockholders on a quarterly basis. Operating cash flows are expected to continue to be generated from properties, loans and other permitted investments to cover a significant portion of such distributions and any temporary shortfalls are expected to be funded with borrowings or our reinvestment plan. In the event that our properties do not perform as expected or our lenders place additional limitations on our ability to pay distributions, we may not be able to continue to pay distributions to stockholders or may need to reduce the distribution rate or borrow to continue paying distributions, all of which may negatively impact a stockholder’s investment in the long-term.

We believe that our current liquidity needs for operating expenses, debt service and cash distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash. We believe that our leverage is still relatively low and that we will be able to refinance the majority of our debt as it comes due and will be exploring additional borrowing opportunities. From time to time we will consider open market purchases of our senior notes or other indebtedness when considered advantageous.

In April 2012, we acquired four senior housing properties in Georgia for a purchase price of $79.8 million, excluding transaction costs. We expect to acquire $100 million to $150 million in additional real estate investments in the second and third quarters of 2012. The acquisition of additional real estate investments will be funded by the remaining cash on hand, borrowings under our revolving line of credit and additional long-term project-level borrowings that are dependent on our ability to obtain additional debt financing.

Sources and Uses of Liquidity and Capital Resources

Indebtedness. We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of March 31, 2012, our leverage ratio, calculated as total indebtedness over total assets, was 32.1%.

During the three months ended March 31, 2012, we borrowed approximately $30.8 million in the form of two mortgage notes payable that are collateralized by four of our properties. The notes bear interest at fixed-rates between 4.4% and 6.0% and mature between 2017 and 2018. Both of these loans are cross-collateralized with two of our existing loans. In addition we paid approximately $1.5 million in loan costs in connection with these transactions.

During the three months ended March 31, 2012, we repaid approximately $19.0 million of mortgage loans payable, including $14.4 million repaid on a sellers financing obligation that matured in March 2012. The maturity of another note of $37.6 million has been extended from March 2012 to June 2012. We are currently in negotiations with the lender and we expect to extend the maturity date of the remaining $37.6 million of sellers financing to December 2014.

As of March 31 2012, four of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total assets ratio. We were in compliance with all applicable provisions as of March 31, 2012. Our other long-term borrowings are not subject to any significant financial covenants.

On May 1, 2012, we obtained $45 million in new debt financing. The loan is collateralized by one attractions property, has a six year term and a fixed-rate of 6.0% requiring monthly principal and interest payments.

Operating Cash Flows. Our net cash flows provided by operating activities for the three months ended March 31, 2012 and 2011 was approximately $22.2 million and $24.3 million, respectively. Operating cash flows primarily consists of rental income from operating leases, property operating revenues, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances offset by payments made for operating expenses including property operating expenses and asset management fees to our Advisor. The decrease in operating cash flows of approximately $2.2 million or 8.9% as compared to 2011 was attributable to:

•	An increase in cash paid for interest on our additional borrowings;

•	An increase in our operating expenses as a result of the increase in our total assets under management;

offset, in part, by;

•

A reduction in acquisition fees and expenses paid during the three months ended March 31, 2012 as compared to the same period in 2011 due to a reduction in acquisition fees, which are based on offering proceeds, due to the completion of our third offering in April 2011; and

•	An increase in revenue related to properties acquired in 2011.

Distributions from Unconsolidated Entities. As of March 31, 2012, we had investments in 50 properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the three months ended March 31, 2012 and 2011, we received distributions of approximately $11.9 million and $3.6 million, respectively, related to interests in five and three unconsolidated joint ventures, respectively.

Distributions. Effective April 1, 2012, our Board of Directors will declare our distributions on a quarterly basis. Payment of distributions has been and will continue to be paid quarterly. The distributions for the second quarter of 2012 will be declared to stockholders of record at the close of business on June 1, 2012 to be paid by June 30, 2012. In light of the continuing struggles of certain properties and operators, including our golf and marina properties, our Board of Directors continues to review our distribution policy with the goal of paying a sustainable distribution that covers the full amount distributed, inclusive of amounts paid out but reinvested through our Reinvestment Plan, and seeks to maximize long-term shareholder value and returns. This determination is based in part on (i) the acquisitions we are making as we invest the remaining proceeds of our senior notes, (ii) the operating results of our managed attractions, golf and marina properties during the upcoming summer season and (iii) the impact on operating performance of properties we have recently transitioned to new operators. The level of distributions that we can pay will be estimated based on sources of cash available for distributions as measured by cash flows from operating activities, Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”), as well as, expected future long-term stabilized cash flows, FFO and MFFO. The Board of Directors will also take into consideration other factors such as limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions, the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

The following table presents total distributions declared including cash distributions, distributions reinvested and distributions per share for the three months ended March 31, 2012 and 2011 (in thousands except per share data):

	Distributions per Share	Total Distributions Declared	Distributions Reinvested (1)	Cash Distributions	Cash Flows From Operating Activities (2) (3)
2012 Quarter
First	$0.1563	$48,353	$20,876	$27,477	$22,157

2011 Quarter
First	$0.1563	$45,040	$20,072	$24,968	$24,317

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with debt financings as opposed to operating cash flows. The Board of Directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with borrowings.

Common Stock Redemptions. The following details the activity of the pending redemption requests for the three months ended March 31, 2012 (in thousands except per share data):

2012 Quarters	First
Requests in queue	6,419
Redemptions requested	1,574
Shares redeemed:
Prior period requests	(4)
Current period request	(172)
Adjustments (1)	(54)

Pending redemption requests (2)	7,763

Average price paid per share	$9.92

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

Our Board of Directors has approved redemptions of up to $1.75 million per calendar quarter. Our Board of Directors will continue to evaluate and determine the amount of shares to be redeemed based on what it believes to be in the best interest of the company and our stockholders, as the redemption of shares dilutes the amount of cash available to make acquisitions and for other corporate purposes.

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

Valuation Disclosure. In the second quarter of 2012, we will engage a third-party valuation consultant to assist in determining the value of our common stock on a per share basis that will be made public on or prior to October 9, 2012 to assist broker dealers in order for them to seek to comply with the applicable rules of the Financial Industry Regulatory Authority. During the valuation process, the third-party valuation consultant will analyze our portfolio and outstanding obligations using a variety of methodologies, including a methodology expected to be endorsed by the Investment Program Association, a trade organization for the direct investment industry. Our Board of Directors will be presented with the various outcomes and at their discretion will approve a valuation that they believe most accurately reflects the value of our common stock. Any valuation of the common stock that deviates from the current price of $10.00 will affect share issuances under our Reinvestment Plan, as well as our redemption plan.

Stock Issuance Costs and Other Related Party Arrangements. During the three months ended March 31, 2011, we incurred costs in connection with the issuance of our shares, including filing, legal, accounting, printing, escrow fees, due diligence expense reimbursements, marketing support and selling commissions all of which are deducted from the gross proceeds from the issuance of shares.

Certain affiliates are entitled to receive fees and compensation in connection the issuance of shares through our reinvestment plan and our common stock offering that we completed in April 2011, acquisitions, management and sale of our assets. Amounts incurred relating to these transactions were approximately $10.2 million and $33.9 million for the three months ended March 31, 2012 and 2011, respectively. Of these amounts, approximately $1.3 million and $1.1 million are included in due to affiliates in the accompanying condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively. In addition, these affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our offering, acquisitions and operating activities. Reimbursable expenses for the three months ended March 31, 2012 and 2011 were approximately $2.1 million and $3.0 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended March 31, 2012 and 2011, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $6.0 million and $4.4 million as of March 31, 2012 and December 31, 2011, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2011 for a summary of our Significant Accounting Policies.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

As of March 31, 2012 and 2011, we had invested in 170 and 150 properties, respectively, through the following investment structures:

	March 31,
	2012 (1)	2011 (2)
Wholly-owned:
Leased properties	79	90
Managed properties	40	22
Held for development	1	1
Unconsolidated joint ventures:
Leased properties	14	14
Managed properties	36	23

	170	150

FOOTNOTES:

(1)	As of March 31, 2012, wholly-owned managed properties include: 15 attractions, 10 senior housing properties, eight golf facilities, five additional lifestyle properties and two marinas.
(2)	As of March 31, 2011, wholly-owned managed properties include: 16 attractions, four additional lifestyle properties and two golf facilities. The following table summarizes our operations for the three months ended March 31, 2012 and 2011 (in thousands except per share data)

	Three Months Ended March 31,			% Change
	2012	2011	$ Change
Revenues:
Rental income from operating leases	$46,270	$47,710	$(1,440)	(3.0)%
Property operating revenues	40,485	31,259	9,226	29.5%
Interest income on mortgages and other notes receivable	3,103	3,210	(107)	(3.3)%

Total revenues	89,858	82,179	7,679	9.3%

Expenses:
Property operating expenses	43,792	37,285	6,507	17.5%
Asset management fees to advisor	8,682	7,498	1,184	15.8%
General and administrative	4,628	3,193	1,435	44.9%
Ground lease and permit fees	4,195	3,154	1,041	33.0%
Other operating expense	2,403	1,617	786	48.6%
Bad debt expenses	2,053	135	1,918	1,420.7%
Acquisition fees and costs	1,130	4,926	(3,796)	(77.1)%
Depreciation and amortization	32,223	30,016	2,207	7.4%

Total expenses	99,106	87,824	11,282	12.8%

Operating loss	(9,248)	(5,645)	(3,603)	(63.8)%

Other income (expense):
Interest and other income (expense)	91	(25)	116	464.0%
Interest expense and loan cost amortization	(16,277)	(11,307)	(4,970)	(44.0)%
Equity in earnings (loss) of unconsolidated entities	1,231	(3,866)	5,097	131.8%

Total other expense	(14,955)	(15,198)	243	1.6%

Loss from continuing operations	(24,203)	(20,843)	(3,360)	(16.1)%
Income (loss) from discontinued operations	(540)	213	(753)	(353.5)%

Net loss	$(24,743)	$(20,630)	$(4,113)	(19.9)%

Loss per share of common stock (basic and diluted)
Loss from continuing operations	$(0.08)	$(0.07)	$(0.01)	(14.3)%
Income (loss) from discontinued operations	(0.00)	0.00	(0.00)	0.0%

	$(0.08)	$(0.07)	$(0.01)	(14.3)%

Weighted average number of shares of common stock outstanding (basic and diluted)	309,235	290,079

Rental income from operating leases. Rental income for the three months ended March 31, 2012 decreased by approximately $1.4 million as compared to the same period in 2011 primarily due to the conversion of seven golf facilities and two marinas properties from a leased structure to managed structure in the third quarter of 2011 through the first quarter of 2012. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands):

Properties Subject to Operating Leases	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Ski and mountain lifestyle	$28,872	$28,006	$866	3.1%
Golf	7,774	10,328	(2,554)	(24.7)%
Attractions	2,977	2,467	510	20.7%
Marinas	5,034	5,242	(208)	(4.0)%
Additional lifestyle	1,613	1,667	(54)	3.2%

Total	$46,270	$47,710	$(1,440)	(3.0)%

For the three months ended March 31, 2012 and 2011, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.6% and 8.8%, respectively. The weighted-average lease rate for the three months ended March 31, 2012 reflects the lease amendment granted to one of our tenants effective as of January 1, 2012. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and theme park operations, residential fees at our senior housing properties and other service revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the three months ended March 31, 2012 and 2011 (in thousands):

Properties Operated Under Third-Party Managers	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Golf	$4,734	$3,686	$1,048	28.4%
Attractions	1,739	1,628	111	6.8%
Senior housing	8,487	—	8,487	100.0%
Marinas	16	—	16	100.0%
Additional lifestyle	25,509	25,945	(436)	(1.7)%

Total	$40,485	$31,259	$9,226	29.5%

As of March 31, 2012 and 2011, we had a total of 40 and 22 managed properties, respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues are primarily attributable to the acquisition of the 10 senior housing properties during third and fourth quarter of 2011 and golf facilities that were transitioned from leased to managed structure which were completed during the first quarter of 2012.

Interest income on mortgages and other notes receivable. For the three months ended March 31, 2012 and 2011, we earned interest income of approximately $3.1 million and $3.2 million, respectively.

Property operating expenses. Property operating expenses from managed properties increased primarily attributable to the acquisition of the 10 senior housing properties during third and fourth quarter of 2011 and golf facilities that were transitioned from leased to managed structure which were completed during the first quarter of 2012. The following information summarizes the expenses of our properties that are operated by third-party managers for the three months ended March 31, 2012 and 2011 (in thousands):

Properties Operated Under Third-Party Managers	Three Months Ended March 31,		$ Change	% Change
	2012	2011
Golf	$3,734	$3,367	$367	10.9%
Attractions	13,413	13,505	(92)	(0.7)%
Senior housing	5,711	—	5,711	100.0%
Marinas	53	—	53	100.0%
Additional lifestyle	20,881	20,413	468	2.3%

Total	$43,792	$37,285	$6,507	17.5%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the three months ended March 31, 2012 and 2011, asset management fees to our Advisor were approximately $8.7 million and $7.5 million, respectively. The increase in such fees is due to an increase in invested assets from the acquisition of additional real estate properties.

General and administrative. General and administrative expenses totaled approximately $4.6 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily attributable to (i) higher accounting and legal personnel charges of affiliates of our Advisor and audit and accounting services and (ii) higher legal and professional services.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the three months ended March 31, 2012 and 2011, ground lease and land permit fees were approximately $4.2 million and $3.2 million, respectively. The increase is attributable to the increase in gross revenue of certain underlying properties increasing ground lease and permit fees and the growth of our property portfolio.

Other operating expenses. Other operating expenses totaled approximately $2.4 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily attributable to real estate taxes from managed properties that were subject to leasing arrangements during fourth quarter of 2011 and higher repairs and maintenance expenses.

Bad debt expense. Bad debt expense totaled approximately $2.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily attributable to the write-off of past due rents relating to amending leases on one of our tenants that were deemed uncollectible. See “General — Lease and Loan Amendment” for additional information.

Acquisition fees and costs. Acquisition fees were paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and are generally 3% of gross offering proceeds. Acquisition fees and costs totaled approximately $1.1 million and $4.9 million for the three months ended March 31, 2012 and 2011, respectively. The decrease is primarily due to the reduction in the sale of our common stock resulting from the completion of our third offering on April 9, 2011. Going forward, we do not anticipate incurring acquisition fees which are based on offering proceeds other than from our reinvestment plan. However, we will continue to incur acquisition costs in connection with our acquisitions.

Depreciation and amortization. Depreciation and amortization expenses were approximately $32.2 million and $30.0 million for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily due to new properties acquired in 2011.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $16.3 million and $11.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily attributable to the issuance of our senior notes in April 2011.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2012	2011
DMC Partnership	$2,699	$2,655	$44	1.7%
Intrawest Venture	71	440	(369)	(83.9)%
CNLSun I Venture	(1,433)	(6,961)	5,528	79.4%
CNLSun II Venture	(516)	—	(516)	(100.0)%
CNLSun III Venture	410	—	410	100.0%

Total	$1,231	$(3,866)	$5,097	131.8%

Equity in earnings of unconsolidated entities increased by approximately $5.1 million for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to the reduction of losses allocated to us in 2011 in connection with transactional and closing costs associated with our entry into the CNLSun I Venture. In connection with the initial formation of CNLSun I, the venture incurred approximately $10.2 million in non-recurring transaction costs, which contributed to the venture’s net loss for the period and reduced the equity in earnings we recorded. Equity in earnings or losses are allocated using the HLBV method, which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of our distribution preferences.

Discontinued operations. Results from discontinued operations were approximately $(0.5) million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. The change relates to an impairment provision recorded on one of the golf properties.

Net loss and loss per share of common stock. The increase in net loss and loss per share for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily attributable to (i) a reduction in rental income of approximately $3.4 million related to a reduction of rental income on 32 golf facilities as a result of the lease modifications well as lower net operating income in 2012 versus rental income in 2011 from the nine properties that were recently converted from a leased structure to a managed structure, (ii) an increase in interest expense and loan cost amortization of approximately $4.6 million resulting from the issuance of our senior notes, (iii) an increase in depreciation expense of approximately $2.2 million, (iv) and increase in bad debt expense of approximately $1.9 million mostly attributable to the write-off of past due rents in connection with amending leases on one of our golf tenants that were deemed uncollectible, (v) an increase in asset management, ground lease and other operating expenses, as well as, higher general and administrative expenses all totaling approximately $4.3 million due to the growth in the number of properties offset by (i) an increase in income of approximately $4.4 million related to properties acquired in 2011, (ii) an increase in equity in earnings of approximately $5.1 million related to our unconsolidated entities as a result of expensing non-recurring significant initial transaction costs incurred upon the formation of CNLSun I Venture incurred in 2011, and (iii) a $3.8 million reduction in acquisition costs and fees as a result of our primary common stock offering ending in April 2011.

Other

Funds from Operations and Modified Funds From Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, National Association Real Estate Investment Trust, (“NAREIT”), promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value of the property. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss in its applicability in evaluating the our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the three months ended March 31, 2012 and 2011 (in thousands except per share data). We adopted the IPA’s definition of MFFO in 2011 and restated our calculation of MFFO for the three months ended March 31, 2011 based on the IPA’s definition. We also adopted NAREITs revised definition of FFO related to the add back of impairment of real estate assets in 2011 and restated the three months ended March 31, 2011 to present the revised definition:

	Three Months Ended March 31,
	2012	2011
Net loss	$(24,743)	$(20,630)
Adjustments:
Depreciation and amortization (1)	32,423	30,254
Impairment of real estate assets (1)	267	—
Net effect of FFO adjustment from unconsolidated entities (2)	8,035	5,758

Total funds from operations	$15,982	$15,382

Acquisition fees and expenses (3)	$1,130	$4,926
Straight-line adjustments for leases and notes receivable (1) (4)	(7,344)	(4,641)
Amortization of above/below market intangible assets and liabilities (1)	(7)	2
Loss from early extinguishment of debt (6)	4	—
Write-off/impairment of lease related investments (5)	—	217
MFFO adjustments from unconsolidated entities: (2)
Acquisition fees and expenses	—	3,250
Straight-line adjustments for leases and notes receivable	142	139
Loss on extinguishment of debt (6)	—	2,868
Amortization of above/below market intangible assets and liabilities	(5)	15

Modified funds from operations	$9,902	$22,158

Weighted average number of shares of common stock outstanding (basic and diluted)	309,235	290,079

FFO per share (basic and diluted)	$0.05	$0.05

MFFO per share (basic and diluted)	$0.03	$0.08

FOOTNOTES:

(1)	Includes amounts related to the properties that are classified as assets held for sale and for which the related results are classified as income (loss) from discontinued operations in the accompanying consolidated statements of operations.
(2)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.

(3)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expense, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(5)	Management believes that adjusting for write-offs of lease related assets is appropriate because they are non-recurring non-cash adjustments that may not be reflective of our ongoing operating performance.
(6)	Loss of extinguishment of debt includes legal fees incurred with the transaction, prepayment penalty fees and write-off of unamortized loan costs, as applicable.

Total FFO and FFO per share was approximately $16.0 million and $15.4 million or $0.05 and $0.05 for the three months ended March 31, 2012 and 2011, respectively. While FFO and FFO per share remained consistent, FFO and FFO per share was impacted by (i) an increase in income of $4.4 million related to properties acquired in 2011, (ii) a decrease in acquisition fees and expense of $3.8 million and (iii) an increase in FFO contribution from unconsolidated entities of approximately $7.3 million, offset by (i) a reduction in rental income of $3.4 million related to a reduction of rental income on the 32 golf facilities as a result of the lease modification as well as lower net operating income in 2012 versus rental income in 2011 from the nine properties that were recently converted from a leased to managed structure, (ii) an increase in interest expense and loan amortization expense of approximately $4.6 million resulting from the issuance of our senior notes in April 2011, (iii) an increase in bad debt expense of $1.9 million mostly attributable to the write-off of past due rents in connection with amending leases on one of our golf tenants, and (iv) an increase in asset management, ground lease and other operating expenses, as well as, higher general and administrative expenses all totaling approximately $4.3 million as a result of the growth in our portfolio.

Total MFFO and MFFO per share was approximately $9.9 million and $22.2 million or $0.03 and $0.08 for the three months ended March 31, 2012 and 2011, respectively. The decrease in MFFO and MFFO per share for the quarter ended March 31, 2012 was principally due to (i) a reduction of cash rent received of $5.7 million attributable to the lease modification on 32 golf properties, (ii) an increase in interest and loan cost amortization and bad debt expense as described above, and (iii) an increase asset management, ground lease and other operating expenses, as well as, higher general and administrative expenses all totaling approximately $4.3 million due to the growth in our portfolio, offset by an increase in net cash received on properties acquired in 2011.

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,
	2012	2011
Net loss	$(24,743)	$(20,630)
Discontinued operations	540	(213)
Interest and other (income) expense	(95)	25
Interest expense and loan cost amortization	16,277	11,307
Equity in (earnings) loss of unconsolidated entities (1)	(1,231)	3,866
Loss from early extinguishment of debt	4	—
Depreciation and amortization	32,223	30,016
Loss on lease terminations	368	429
Impairment provision	267	—
Straight-line rent adjustments for leases and notes receivables (2)	(7,344)	(4,641)
Cash distributions from unconsolidated entities (1)	8,495	3,630

Adjusted EBITDA	$24,761	$23,789

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA above.
(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments.

Adjusted EBITDA was approximately $24.8 million as compared to approximately $23.8 million for the three months ended March 31, 2012 and 2011, respectively. The increase in Adjusted EBITDA of $1.0 million for the quarter ended March 31, 2012 was primarily attributable to (i) an increase in distributions of property net cash flows of $5.4 million primarily from our three Sunrise joint ventures, (ii) a reduction in acquisition fees and costs of $3.8 million, (iii) an increase in net cash received of $4.3 million on properties acquired in 2011 offset by (i) a reduction cash rent of $5.7 million related to the lease amendment discussed above and (ii) an increase in asset management, ground lease and other operating expenses, as well as, higher general and administrative expenses all totaling approximately $4.3 million due to the growth in our portfolio.

Off Balance Sheet and Other Arrangements

See our annual report on Form 10-K for the year ended December 31, 2011 for a summary of our off-balance sheet arrangements.

Commitments, Contingencies and Contractual Obligations

For the three months ended March 31, 2012, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2011 aside from the commitment to acquire the four senior housing properties for $79.8 million. See “Item 1. Note 13. Subsequent Event” for additional information. See our annual report on Form 10-K for the year ended December 31, 2011 for a summary of our commitments, contingencies and contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of long-term debt used to acquire properties, make loans and other permitted investments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow and lend primarily at fixed-rates or variable-rates with the lowest margins available, and in some cases, with the ability to convert variable-rates to fixed-rates. With regard to variable-rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The following is a schedule of our fixed and variable debt maturities for the remainder of 2012, each of the next four years, and thereafter (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt	$46,472	$13,635	$14,298	$93,914	$80,620	$543,900	$792,839	$846,059	(1)
Variable-rate debt (2)	2,710	3,843	21,444	17,332	81,426	7,648	134,403	102,147	(3)

Total debt	$49,182	$17,478	$35,742	$111,246	$162,046	$551,548	$927,242	$948,206

	2012		2013		2014		2015		2016		Thereafter		Total
Weighted average fixed interest rates of maturities	8.81%		5.94%		5.94%		6.08%		6.04%		6.75%		6.69%

Average interest rate on variable debt	LIBOR or CDOR + 3.15	% (4)	LIBOR or CDOR + 3.15	% (4)	LIBOR or CDOR + 3.15	% (4)	LIBOR + 3.00	% (4)	LIBOR + 3.00	% (4)	LIBOR + 3.00	% (4)

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of March 31, 2012, all of our variable-rate debt in mortgages and notes payable was hedged.
(3)	The estimated fair value of our variable-rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(4)	The 30-day CDOR rate was approximately 1.20% at March 31, 2012. The 30-day LIBOR rate was approximately 0.24% at March 31, 2012.

Our fixed-rate mortgage and other notes receivable, which totaled $124.5 million and $124.4 million at March 31, 2012 and December 31, 2011, respectively, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $120.3 million at March 31, 2012 and December 31, 2011.

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

We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2011. Except for revisions to the risk factors below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Changes in accounting pronouncements could adversely impact our or our tenants’ reported financial performance. Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and the Commission, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. In such event, tenants may determine not to lease properties from us, or, if applicable, exercise their option to renew their leases with us. This in turn could cause a delay in investing our offering proceeds, make it more difficult for us to enter into leases on terms we find favorable and impact the distributions to stockholders.

Cyber security risks and cyber incidents could adversely affect our business and disrupt operations. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Redemption of Shares and Issuer Purchases of Equity Securities

As of March 31, 2012, we have outstanding redemption requests of approximately 7.8 million shares, of which approximately four thousand shares relating to prior period requests were redeemed and approximately 0.2 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $9.92. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity and Capital Resources — Common Stock Redemptions.”

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the three months ended March 31, 2012, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
January 1, 2012 through January 31, 2012	—	—	—	10,117,993
February 1, 2012 through February 29, 2012	—	—	—	10,117,993
March 1, 2012 through March 31, 2012	175,882	$9.92	175,882	11,196,205	(1)

Total	175,882		175,882

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board has determined to redeem or whether there are sufficient proceeds under the redemption plan.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 2012.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)