Form 10-Q
period 2012-06-30
CNL LIFESTYLE PROPERTIES INC
filed 2012-08-14
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock outstanding as of August 9, 2012 was 313,226,389.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands except per share data)

	June 30, 2012	December 31, 2011
ASSETS

Real estate investment properties, net (including $207,459 and $210,866 related to consolidated variable interest entities, respectively)	$2,182,779	$2,055,678
Investments in unconsolidated entities	299,994	318,158
Cash	128,862	162,839
Mortgages and other notes receivable, net	123,075	124,352
Deferred rent and lease incentives	111,098	94,981
Other assets	63,922	48,728
Restricted cash	42,302	37,877
Intangibles, net	39,734	30,937
Accounts and other receivables, net	22,197	17,536
Assets held for sale	1,401	2,863

Total Assets	$3,015,364	$2,893,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $81,141 and $82,376 related to non-recourse debt of consolidated variable interest entities, respectively)	$614,101	$518,194
Senior notes, net of discount	393,950	393,782
Line of credit	95,000	—
Other liabilities	70,836	44,835
Accounts payable and accrued expenses	40,333	32,158
Security deposits	13,361	13,880
Due to affiliates	1,460	1,120

Total Liabilities	1,229,041	1,003,969

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 333,251 and 328,884 shares issued and 313,228 and 309,215 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	3,132	3,092
Capital in excess of par value	2,781,887	2,743,972
Accumulated deficit	(118,058)	(73,373)
Accumulated distributions	(871,243)	(774,259)
Accumulated other comprehensive loss	(9,395)	(9,452)

Total Stockholders’ Equity	1,786,323	1,889,980

Total Liabilities and Stockholders’ Equity	$3,015,364	$2,893,949

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$37,891	$40,718	$84,161	$88,428
Property operating revenues	79,762	61,574	120,247	92,833
Interest income on mortgages and other notes receivable	3,166	3,311	6,269	6,520

Total revenues	120,819	105,603	210,677	187,781

Expenses:
Property operating expenses	67,922	57,171	111,714	94,455
Asset management fees to advisor	8,787	7,813	17,469	15,311
General and administrative	4,725	3,766	9,353	6,958
Ground lease and permit fees	2,941	3,330	7,136	6,484
Acquisition fees and costs	1,680	1,985	2,810	6,911
Other operating expenses	2,328	1,372	4,363	2,560
Bad debt expense	1,041	471	3,094	606
Loss on lease termination	2,925	603	3,293	1,033
Loan loss provision	1,699	—	1,699	—
Depreciation and amortization	32,851	30,207	65,074	60,223

Total expenses	126,899	106,718	226,005	194,541

Operating loss	(6,080)	(1,115)	(15,328)	(6,760)

Other income (expense):
Interest and other income (expense)	196	(1,274)	287	(1,299)
Interest expense and loan cost amortization	(16,737)	(15,750)	(33,014)	(27,057)
Equity in earnings (loss) of unconsolidated entities	2,277	2,161	3,508	(1,705)

Total other expense	(14,264)	(14,863)	(29,219)	(30,061)

Loss from continuing operations	(20,344)	(15,978)	(44,547)	(36,821)

Discontinued operations	402	245	(138)	458

Net loss	$(19,942)	$(15,733)	$(44,685)	$(36,363)

Net loss per share of common stock (basic and diluted)
Loss from continuing operations	(0.07)	(0.05)	(0.14)	(0.12)
Discontinued operations	0.00	0.00	0.00	0.00

	$(0.07)	$(0.05)	$(0.14)	$(0.12)

Weighted average number of shares of common stock outstanding (basic and diluted)	311,860	304,595	310,548	297,376

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

For the Quarter and Six Months Ended June 30, 2012 and 2011

(UNAUDITED)

(in thousands except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(19,942)	$(15,733)	$(44,685)	$(36,363)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(642)	(121)	(117)	553
Changes in fair value of cash flow hedges:
Unrealized loss arising during the period	(866)	(2,037)	(653)	(1,330)
Amortization of loss on termination of cash flow hedges	413	413	827	827

Total other comprehensive income (loss)	(1,095)	(1,745)	57	50

Total comprehensive loss	$(21,037)	$(17,478)	$(44,628)	$(36,313)

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012 and the Year Ended December 31, 2011

(UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in			Accumulated Other	Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Comprehensive Loss	Stockholders’ Equity

Balance at December 31, 2010	284,687	$2,847	$2,523,405	$(3,763)	$(585,812)	$(5,637)	$1,931,040

Subscriptions received for common stock through public offering and reinvestment plan	27,585	276	270,775	—	—	—	271,051

Redemption of common stock	(3,057)	(31)	(29,969)	—	—	—	(30,000)

Stock issuance and offering costs			(20,239)	—	—	—	(20,239)

Net loss	—	—	—	(69,610)	—	—	(69,610)

Distributions, declared and paid ($0.6252 per share)	—	—	—	—	(188,447)	—	(188,447)

Foreign currency translation adjustment						(585)	(585)

Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,626	1,626

Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications	—	—	—	—	—	(4,856)	(4,856)

Balance at December 31, 2011	309,215	$3,092	$2,743,972	$(73,373)	$(774,259)	$(9,452)	$1,889,980

Subscriptions received for common stock through reinvestment plan	4,366	44	41,411	—	—	—	41,455

Redemption of common stock	(353)	(4)	(3,496)	—	—	—	(3,500)

Net loss	—	—	—	(44,685)	—	—	(44,685)

Distributions, declared and paid ($0.3126 per share)	—	—	—	—	(96,984)	—	(96,984)

Foreign currency translation adjustment	—	—	—	—	—	(117)	(117)

Amortization of loss on termination of cash flow hedges	—	—	—	—	—	827	827

Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 10)	—	—	—	—	—	(653)	(653)

Balance at June 30, 2012	313,228	$3,132	$2,781,887	$(118,058)	$(871,243)	$(9,395)	$1,786,323

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011

Operating activities:
Net cash provided by operating activities	$36,182	$51,574

Investing activities:
Acquisition of properties	(168,650)	—
Capital expenditures	(31,510)	(21,491)
Investments in and contributions to unconsolidated entities	(1,864)	(131,476)
Distributions from unconsolidated entities	13,372	3,442
Deposits on real estate investments	—	(1,050)
Issuance of mortgage loans receivable	—	(2,047)
Acquisition fees on mortgage notes receivable	—	(37)
Principal payments received on mortgage loans receivable	22	79
Changes in restricted cash	(4,428)	(5,684)

Net cash used in investing activities	(193,058)	(158,264)

Financing activities:
Offering proceeds	—	187,505
Redemptions of common stock	(3,500)	(14,930)
Distributions to stockholders, net of reinvestments	(55,529)	(51,263)
Stock issuance costs	—	(20,763)
Proceeds under line of credit	95,000	—
Proceeds from mortgage loans and other notes payable	122,300	18,540
Proceeds from unsecured senior notes	—	396,996
Principal payments on mortgage loans and senior notes	(26,325)	(186,906)
Principal payments on capital leases	(1,541)	(2,420)
Payment of loan costs	(7,457)	(19,472)
Principal payments on line of credit	—	(58,000)

Net cash provided by financing activities	122,948	249,287

Effect of exchange rate fluctuations on cash	(49)	(171)

Net increase (decrease) in cash	(33,977)	142,426
Cash at beginning of period	162,839	200,517

Cash at end of period	$128,862	$342,943

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

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

As of June 30, 2012, the Company owned 177 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, golf facilities, senior housing, attractions, marinas and additional lifestyle properties. Fifty of these 177 properties are owned through unconsolidated joint ventures and three are located in Canada. As of June 30, 2012, the Company has fully invested its net offering proceeds but it anticipates continuing to raise capital through its distribution reinvestment plan and will use such proceeds to make additional new investments and enhancements to its existing portfolio. Additionally, the Company may make selected dispositions and reinvest those proceeds in other income producing investment opportunities or other permitted investments in order to maximize the growth and value of its portfolio.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the six months ended June 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and the analysis of real estate, equity method investments and impairments. Actual results could differ from those estimates.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU requires companies to present the components of net income (loss) and other comprehensive income (loss) either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. In December 2011, FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU defers the presentation requirement of ASU No. 2011-05, “Comprehensive Income (Topic 220)”, relating to the reclassification from accumulated other comprehensive income (loss) to net income (loss) within the respective components of net income (loss) and other comprehensive income (loss). These ASUs do not change the items which must be reported in other comprehensive income (loss), how such items are measured or when they must be reclassified to net income (loss). These ASUs are effective for interim and annual periods beginning after December 15, 2011. The adoption of these ASUs did not have a material effect on the Company’s disclosures.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

3.	Acquisitions:

Consolidated Entities — During the six months ended June 30, 2012, the Company acquired the following properties (in thousands):

Product/Description	Location	Date of Acquisition	Purchase Price

Solomon Dogwood Forest Alpharetta — One senior housing property	Georgia	4/30/2012	$15,300
Solomon Dogwood Forest Fayetteville — One senior housing property	Georgia	4/30/2012	$12,900
Solomon Dogwood Forest Gainesville — One senior housing property	Georgia	4/30/2012	$38,800
Solomon Dogwood Forest Stockbridge — One senior housing property	Georgia	4/30/2012	$12,800
Godfrey — One senior housing property	Illinois	5/7/2012	$11,000
Amber Ridge Memory Care — One senior housing property	Illinois	6/29/2012	$6,900
Amber Ridge Assisted Living — One senior housing property	Illinois	6/29/2012	$3,600
The Lodge — One senior housing property	Nevada	6/29/2012	$15,500
Rapids Waterpark — One attractions property	Florida	6/29/2012	$51,850

			$168,650

The senior housing properties are operated under management agreements with third-party management operators for an initial term of five to 10 years, with renewal options. The attractions property is subject to a long-term triple-net lease for an initial term of 20 years with renewal options.

The following summarizes the allocation of the purchase price for the above properties and the estimated fair values of the assets acquired (in thousands):

Total Purchase Price Allocation

Land and land improvements	$26,850
Buildings	103,420
Equipment	25,750
In-place lease intangibles (1)	6,500
Trade name intangibles	4,434
Other assets	1,696

Net assets acquired	$168,650

FOOTNOTE:

(1)	The weighted-average amortization period for in-place lease intangible is 2 years as of the date of acquisition.

The revenue and net operating income (loss) attributable to these newly acquired properties included in the Company’s condensed consolidated statements of operations for the quarter and six months ended June 30, 2012 were approximately $3.1 million and $(0.9) million, respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

3.	Acquisitions (Continued):

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties were acquired as of January 1, 2011 and owned during the quarter and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$124,947	$112,791	$221,994	$202,158
Expenses (1)	129,392	113,934	234,852	208,116
Other expense	(14,264)	(14,863)	(29,219)	(30,061)

Net income (loss)	$(18,709)	$(16,006)	$(42,077)	$(36,019)

Earnings (loss) per share of common stock (basic and diluted)	$(0.06)	$(0.05)	$(0.14)	$(0.12)

Weighted average number of shares of common stock outstanding (basic and diluted)	311,680	304,595	310,548	297,376

FOOTNOTE:

(1)	The pro forma for the quarter and six months ended June 30, 2012, were adjusted to exclude approximately $0.9 million of acquisition related expenses incurred in 2012. The pro forma for the quarter and six months ended June 30, 2011, were adjusted to include these charges.

4.	Real Estate Investment Properties, net:

As of June 30, 2012 and December 31, 2011, real estate investment properties consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

Land and land improvements	$1,042,889	$1,012,132
Leasehold interests and improvements	315,622	314,334
Buildings	824,554	718,470
Equipment	584,490	533,325
Less: accumulated depreciation and amortization	(584,776)	(522,583)

	$2,182,779	$2,055,678

The Company had depreciation and amortization expense of approximately $32.9 million and $65.1 million for the quarter and six months ended June 30, 2012, respectively, and $30.2 million and $60.2 million for the quarter and six months ended June 30, 2011, respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

5.	Intangible Assets, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	June 30, 2012 Net Book Value
In place leases	$31,971	$(7,642)	$24,329
Trade name	10,798	(1,408)	9,390
Trade name	6,015	—	6,015

Total	$48,784	$(9,050)	$39,734

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	December 31, 2011 Net Book Value
In place leases	$25,249	$(5,410)	$19,839
Trade name	10,798	(1,281)	9,517
Trade name	1,581	—	1,581

Total	$37,628	$(6,691)	$30,937

Amortization expense was approximately $1.3 million and $2.5 million for the quarter and six months ended June 30, 2012 respectively, and $0.3 million and $0.6 million for the quarter and six months ended June 30, 2011, respectively. The Company wrote off approximately $0.5 million and $0.2 million of in-place lease intangibles related to lease terminations for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

The estimated future amortization expense for the Company’s intangible assets, as of June 30, 2012 is as follows (in thousands):

2012	$3,424
2013	6,842
2014	3,468
2015	1,362
2016	1,229
Thereafter	17,394

Total	$33,719

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

6.	Discontinued Operations:

The Company classified the revenues and expenses related to four real estate properties sold and the one remaining property considered as held for sale as of June 30, 2012, as discontinued operations in the condensed consolidated statements of operations.  The table is a summary of income (loss) from discontinued operations for the quarter and six months ended June 30, 2012 and 2011 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$—	$894	$—	$1,877
Expenses	(1)	(299)	(178)	(661)
Depreciation and amortization	—	(238)	—	(476)
Impairment provision	—	—	(267)	—

Operating income (loss)	$(1)	$357	$(445)	$740
Total other income (expense)	403	(112)	307	(282)

Income (loss) from discontinued operations	$402	$245	$(138)	$458

7.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs — The Company has five wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to potential future buy-out options held by the respective tenants. Three tenants’ buy-out options were exercisable as of June 30, 2012 and are exercisable through March 2026, the date of lease expiration. At June 30, 2012, the tenants have not elected to exercise the buy-out options. The remaining two buy-out options become exercisable in 2014. In addition, two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying condensed consolidated financial statements.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	June 30, 2012	December 31, 2011

Assets
Real estate investment properties, net	$207,459	$210,866
Other assets	$28,751	$31,319

Liabilities
Mortgages and other notes payable	$81,141	$82,376
Other liabilities	$16,249	$17,225

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities, which totaled approximately $138.8 million and $142.6 million as of June 30, 2012 and December 31, 2011, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (Continued):

Unconsolidated Entities — The Company also holds ownership in five ventures, the DMC Partnership, the Intrawest Venture, CNLSun I Venture, CNLSun II Venture and CNLSun III Venture. Of these, the Intrawest Venture was deemed a VIE in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partners, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is primarily limited to the carrying amount of its investment in the venture, which totaled approximately $29.4 million and $30.4 million as of June 30, 2012 and December 31, 2011, respectively.

The following tables present financial information for the Company’s unconsolidated entities for the quarter and six months ended June 30, 2012 and 2011, and as of June 30, 2012 and December 31, 2011 (in thousands):

Summarized operating data:

	Quarter Ended June 30, 2012
	DMC Partnership	Intrawest Venture	CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total

Revenues	$6,875	$3,736	$34,272	$9,099	$10,460	$64,442
Property operating expenses	(106)	(1,948)	(22,314)	(6,194)	(7,378)	(37,940)
Depreciation and amortization	(2,246)	(997)	(6,569)	(1,328)	(1,737)	(12,877)
Interest expense	(2,072)	(1,343)	(8,113)	(1,235)	(1,464)	(14,227)
Interest and other income (expense)	3	29	544	(248)	293	621

Net income (loss)	$2,454	$(523)	$(2,180)	$94	$174	$19

Loss allocable to other venture partners (1)	$(366)	$(400)	$(2,521)	$105	$(211)	$(3,393)

Income (loss) allocable to the Company (1)	$2,820	$(123)	$341	$(11)	$385	$3,412
Amortization of capitalized costs	(121)	(59)	(652)	(216)	(87)	(1,135)

Equity in earnings (loss) of unconsolidated entities	$2,699	$(182)	$(311)	$(227)	$298	$2,277

Distribution declared to the Company	$2,821	$796	$3,910	$564	$833	$8,924

Distributions received by the Company	$5,641	$568	$3,895	$615	$880	$11,599

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (Continued):

Summarized operating data:

	Quarter Ended June 30, 2011
	DMC Partnership	Intrawest Venture	CNL Sun I Venture	Total

Revenues	$6,869	$3,974	$32,281	$43,124
Property operating expenses	(212)	(1,744)	(20,404)	(22,360)
Depreciation & amortization expenses	(2,220)	(1,014)	(6,607)	(9,841)
Interest expense	(2,126)	(1,385)	(8,097)	(11,608)
Interest and other income (expense)	6	95	10	111

Net income (loss)	$2,317	$(74)	$(2,817)	$(574)

Loss allocable to other venture partners (1)	$(491)	$(402)	$(2,674)	$(3,567)

Income (loss) allocable to the Company (1)	$2,808	$328	$(143)	$2,993
Amortization of capitalized costs	(121)	(59)	(652)	(832)

Equity in earnings (loss) of unconsolidated entities	$2,687	$269	$(795)	$2,161

Distributions declared to the Company	$2,578	$534	$3,867	$6,979

Distributions received by the Company	$2,777	$—	$3,442	$6,219

	Six Months Ended June 30, 2012
	DMC Partnership	Intrawest Venture	CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total

Revenues	$14,119	$7,531	$67,974	$18,135	$21,163	$128,922
Property operating expenses	(269)	(3,642)	(43,974)	(13,122)	(14,471)	(75,478)
Depreciation and amortization	(4,494)	(2,009)	(11,797)	(2,688)	(3,309)	(24,297)
Interest expense	(4,159)	(2,695)	(16,226)	(2,403)	(2,929)	(28,412)
Interest and other income (expense)	24	66	362	—	33	485

Net income (loss)	$5,221	$(749)	$(3,661)	$(78)	$487	$1,220

Loss allocable to other venture partners (1)	$(420)	$(755)	$(3,222)	$234	$(393)	$(4,556)

Income (loss) allocable to the Company (1)	$5,641	$6	$(439)	$(312)	$880	$5,776
Amortization of capitalized costs	(243)	(117)	(1,305)	(431)	(172)	(2,268)

Equity in earnings (loss) of unconsolidated entities	$5,398	$(111)	$(1,744)	$(743)	$708	$3,508

Distribution declared to the Company	$5,642	$864	$7,804	$2,706 (3)	$3,629 (3)	$20,645

Distributions received by the Company	$8,501	$886	$7,804	$2,766 (3)	$3,582 (3)	$23,539

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (Continued):

Summarized operating data:

	Six Months Ended June 30, 2011
	DMC Partnership	Intrawest Venture	CNL Sun I Venture (2)	Total

Revenues	$13,738	$7,669	$61,769	$83,176
Property operating expenses	(362)	(3,074)	(39,498)	(42,934)
Depreciation & amortization expenses	(4,437)	(2,047)	(12,853)	(19,337)
Interest expense	(4,241)	(2,770)	(15,046)	(22,057)
Interest and other income (expense)	13	126	(10,179)	(10,040)

Net income (loss)	$4,711	$(96)	$(15,807)	$(11,192)

Loss allocable to other venture partners (1)	$(874)	$(922)	$(9,247)	$(11,043)

Income (loss) allocable to the Company (1)	$5,585	$826	$(6,560)	$(149)
Amortization of capitalized costs	(243)	(117)	(1,196)	(1,556)

Equity in earnings (loss) of unconsolidated entities	$5,342	$709	$(7,756)	$(1,705)

Distributions declared to the Company	$5,355	$1,174	$7,309	$13,838

Distributions received by the Company	$5,767	$640	$3,442	$9,849

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)	Represents operating data from the date of acquisition through the end of the period presented.
(3)	Includes approximately $1.2 million and $1.7 million in distributions representing our respective preferred return on CNLSun II and CNLSun III ventures, respectively, in accordance with the venture agreements and approximately $1.5 million and $1.9 million in return of capital on CNLSun II and CNLSun III, respectively, for the six months ended June 30, 2012.

Summarized balance sheet data:

	As of June 30, 2012
	DMC Partnership	Intrawest Venture	CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total

Real estate assets, net	$239,412	$88,783	$603,834	$124,327	$165,048	$1,221,404
Intangible assets, net	6,641	1,011	2,974	60	315	11,001
Other assets	3,291	13,611	25,714	5,525	7,904	56,045
Mortgages and other notes payable	136,725	73,880	434,940	104,549	120,000	870,094
Other liabilities	2,009	13,639	18,490	4,175	7,775	46,088
Partners’ capital	110,610	15,886	179,092	21,188	45,492	372,268
Carrying amount of investment (1)	105,007	29,413	115,388	16,276	33,910	299,994
Company’s ownership percentage (1)	82.0%	80.0%	60.0%	70.0%	67.9%

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (Continued):

Summarized balance sheet data:

	As of December 31, 2011
	DMC Partnership	Intrawest Venture	CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total

Real estate assets, net	$241,606	$90,748	$614,548	$126,488	$164,642	$1,238,032
Intangible assets, net	6,797	1,123	2,617	419	874	11,830
Other assets	6,480	12,582	28,757	7,223	9,718	64,760
Mortgages and other notes payable	138,533	74,823	434,940	104,549	120,000	872,845
Other liabilities	4,633	12,746	21,258	4,586	5,693	48,916
Partners’ capital	111,717	16,884	189,724	24,995	49,541	392,861
Carrying amount of investment (1)	108,101	30,415	123,072	19,785	36,785	318,158
Company’s ownership percentage (1)	82.0%	80.0%	60.0%	70.0%	67.9%

FOOTNOTE:

(1)	As of June 30, 2012 and December 31, 2011, the Company’s share of partners’ capital determined under HLBV was approximately $281.5 million and $294.5 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $18.5 million and $23.6 million, respectively.

8.	Mortgages and Other Notes Receivable:

In April 2012, the Company restructured a $6 million outstanding working capital line of credit receivable with a borrower that was having financial difficulties, into a $6 million term loan. As part of the restructure, the Company reduced the interest rate from a fixed rate of 11% per annum to a rate of LIBOR plus 4% per annum and extended the maturity date from November 2013 to December 2016, with no payments of principal or interest required until January 2014. The borrower has an option to extend the maturity date to December 2021, subject to certain terms and conditions. The Company recorded a loan loss provision under this troubled debt restructure of approximately $1.7 million representing the difference between the expected future cash flows discounted at the original loan’s effective interest rate and the net carrying value of the loan.

The fair market value and carrying value of the Company’s mortgages and other notes receivable was approximately $120.3 million as of June 30, 2012 and December 31, 2011, based on discounted cash flows for each individual instrument based on market interest rates as of June 30, 2012 and December 31, 2011, respectively. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts and other receivables approximates the carrying value as of June 30, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

9.	Indebtedness:

Mortgages and Other Notes Payable — During the six months ended June 30, 2012, the Company obtained the following fixed-rate loans (in thousands):

	Monthly Payment Terms (Loan Collateral)	Interest Rate	Date of Agreement	Maturity Date	Principal Amount

Mortgage debt (1)	Monthly principal and interest (three senior housing properties)	4.4%-4.5%	2/28/2012	10/5/2018	$17,500
Mortgage debt (1)	Monthly principal and interest (one ski and mountain resort lifestyle property)	6.0%	3/2/2012	4/5/2017	13,300
Mortgage debt	Monthly principal and interest (one attractions property)	6.0%	5/1/2012	4/30/2018	45,000
Mortgage debt	Monthly principal and interest (four senior housing properties)	3.79%	6/29/2012	7/1/2019	46,500

				Total	$122,300

FOOTNOTE:

(1)	These loans are cross-collateralized with two of the Company’s existing loans, one of which resulted in an extension of maturity to April 5, 2017.

The Company repaid $14.4 million of sellers financing, when it matured in March 2012. Additional sellers financing of $37.6 million was extended with a new maturity date of December 31, 2014. This loan has an annual fixed interest rate of 8.0% that increases to 9.5% and requires monthly payments of interest only. In May 2012, $3.0 million of the remaining seller financing was prepaid resulting in an outstanding principal balance of $34.6 million as of June 30, 2012.

Line of Credit — As of June 30, 2012, the Company had drawn $95.0 million under its revolving line of credit in connection with the acquisition of nine properties during the six months ended June 30, 2012.

The fair market value and carrying value of the mortgage notes, senior notes and other notes payable were approximately $1,063 million and $1,103 million, respectively, as of June 30, 2012, and $847.1 million and $912.0 million, respectively, as of December 31, 2011 based on then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of June 30, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

10.	Derivative Instruments and Hedging Activities:

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

The Company has five interest rate swaps that were designated as cash flow hedges of interest payments from their inception.  The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2012 and December 31, 2011, which are included in other liabilities in the accompanying unaudited condensed consolidated balance sheets (in thousands):

							Fair Value Liability
Notional Amount		Strike		Credit Spread (1)	Trade Date	Maturity Date	June 30, 2012	December 31, 2011
$63,760		1.9%		1.3%	12/6/10	1/2/16	$(2,497)	$(2,129)
$9,226		3.6%		3.3%	9/28/09	9/1/19	$(1,262)	$(1,136)
$18,214	(2)	2.7	%(2)	3.7%	12/1/09	12/1/14	$(611)	$(796)
$16,800		2.2%		4.5%	1/13/11	12/31/15	$(817)	$(762)
$25,000		1.3%		3.0%	8/30/11	8/28/16	$(650)	$(361)

FOOTNOTES:

(1)	The strike rate does not include the credit spread on each of the notional amounts.
(2)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.4%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 0.98 Canadian dollars for $1.00 U.S. dollar on June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

11.	Fair Value Measurements:

The Company is making an accounting policy election to use the exception in ASU 820-10-35-18D with respect to measuring fair value of a group of financial assets and financial liabilities entered into with a particular counterparty, where the Company reports the net exposure to the credit risk of that counterparty.

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks) and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation, and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments is included in other liabilities in the accompanying condensed consolidated balance sheets.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

11.	Fair Value Measurements (Continued):

The Company has one investment property that was classified as assets held for sale and was carried at fair value as of June 30, 2012. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, management’s estimated cash flows over various holding periods, discounted using a range of estimated capitalization rates.

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of June 30, 2012 and December 31, 2011, as follows (in thousands):

	Fair Value Measurement as of June 30, 2012	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$1,401	$—	$—	$1,401

Liabilities:
Derivative instruments	$5,837	$—	$5,837	$—

	Fair Value Measurement as of December 31, 2011	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$2,863	$—	$—	$2,863

Liabilities:
Derivative instruments	$5,184	$—	$5,184	$—

The following information details the changes in the fair value measurements using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 (in thousands):

Assets
Balance at December 31, 2011	$2,863
Adjustment to impairment provision	(267)
Fair value of the properties sold	(1,195)

Balance as of June 30, 2012	$1,401

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

12.	Related Party Arrangements:

For the quarter and six months ended June 30, 2012 and 2011, the Advisor and former advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Acquisition fees:
Acquisition fees from offering proceeds and dividend distribution reinvestment plan	$565	$1,781	$1,139	$6,428
Acquisition fees from debt proceeds	4,188	7,350	5,112	15,180

Total	4,753	9,131	6,251	21,608

Asset management fees	8,787	7,813	17,469	15,311

Reimbursable expenses:
Offering costs	—	389	—	1,086
Acquisition costs	99	43	177	122
Operating expenses	2,181	3,752	4,159	5,938

Total	2,280	4,184	4,336	7,146

Total fees earned and reimbursable expenses	$15,820	$21,128	$28,056	$44,065

The Company incurred the following fees to related parties in connection with shares sold through its public offerings. In April 2011, the Company completed its third and final public offering. As a result, there are no fees to related parties in connection with shares sold for the quarter and six months ended June 30, 2012 (in thousands):

	Quarter Ended June 30, 2012	Six Months Ended June 30, 2011

Selling commissions	$—	$12,855
Marketing support fee and due diligence expense reimbursements	—	5,520

Total	$—	$18,375

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	June 30, 2012	December 31, 2011
Due to the Advisor and its affiliates:
Offering expenses	$—	$24
Operating expenses	862	619
Acquisition fees and expenses	598	477

Total due to affiliates	$1,460	$1,120

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

12.	Related Party Arrangements (Continued):

The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended June 30, 2012, operating expenses did not exceed the Expense Cap.

The Company also maintains accounts at a bank in which the Company’s chairman and former vice-chairman serve as directors. The Company had deposits at that bank of approximately $5.8 million and $4.4 million as of June 30, 2012 and December 31, 2011, respectively.

A due from, an affiliate of the Company of approximately $0.3 million was recorded in other assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2012.

13.	Stockholders’ Equity:

Distribution Reinvestment Plan — For the six months ended June 30, 2012, the Company received aggregate proceeds of approximately $41.5 million (representing 4.4 million shares) through its distribution reinvestment plan.

Distributions — For the six months ended June 30, 2012 and 2011, the Company declared and paid distributions of approximately $97.0 million ($0.3126 per share) and $92.5 million ($0.3126 per share), respectively.

Redemption of Shares — The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in the Company’s offerings. The amount redeemed on a quarterly basis, if any, is determined by the Board of Directors in its sole discretion. On February 29, 2012, the Company’s Board of Directors approved redemptions of up to $1.75 million per calendar quarter. The following details the activity of the pending redemption requests for the six months ended June 30, 2012 (in thousands except per share data):

2012 Quarters	First	Second	Year-To-Date

Requests in queue	6,419	7,763	6,419
Redemptions requested	1,574	1,010	2,584
Shares redeemed:
Prior period requests	(4)	(177)	(181)
Current period requests	(172)	—	(172)
Adjustments (2)	(54)	(84)	(138)

Pending redemption requests (2)	7,763	8,512	8,512

Average price paid per share	$9.92	$9.92	$9.92

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements:

The Company had issued senior obligations which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional.

During the quarter ended June 30, 2012, the Company revised the classification of intercompany financing with its consolidated subsidiaries on its condensed consolidated statement of cash flows to present them correctly as cash flows from investing activities. These amounts were previously classified as cash flows from financing activities. As other prior period financial information is presented the Company will similarly revise the unaudited condensed consolidated statement of cash flows in its future filings. The Company has determined that these revisions are not material to the related financial statements. The impact of these revisions (which eliminate in consolidation) are to increase (decrease) cash inflows from investing activities and increase (decrease) cash inflows from financing activities for the Issuer as follows (in thousands):

For the years ended:
December 31, 2011	$(384,226)
December 31, 2010	$(114,389)
December 31, 2009	$(20,484)

For the:
Three months ended March 31, 2012	$30,261
Nine months ended September 30, 2011	$(322,691)
Six months ended June 30, 2011	$(322,980)
Three months ended March 31, 2011	$(99,223)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

The following summarizes the Company’s unaudited condensed consolidating balance sheet as of June 30, 2012 and December 31, 2011, statement of operations, statement of comprehensive income (loss) and statement of cash flows for the six months ended June 30, 2012 and 2011 (in thousands):

Condensed Consolidating Balance Sheet:

	As of June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$969,289	$1,213,490	$—	$2,182,779

Investments in unconsolidated entities	—	299,994	—	—	299,994
Investments in subsidiaries	2,084,914	1,219,374	1,068,821	(4,373,109)	—
Cash	88,458	8,029	32,375	—	128,862
Mortgages and other notes receivable, net	—	94,483	119,541	(90,949)	123,075
Deferred rent and lease incentives	—	87,837	23,261	—	111,098
Other assets	15,945	18,591	29,386	—	63,922
Restricted cash	91	21,143	21,068	—	42,302
Intangibles, net	—	18,172	21,562	—	39,734
Accounts and other receivables, net	—	9,643	12,554	—	22,197
Assets held for sale	—	1,401	—	—	1,401

Total Assets	$2,189,408	$2,747,956	$2,542,058	$(4,464,058)	$3,015,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$202,255	$476,714	$(64,868)	$614,101
Senior notes, net of discount	393,950	—	—	—	393,950
Line of Credit		95,000			95,000
Other liabilities	—	36,410	34,426	—	70,836
Accounts payable and accrued expenses	7,709	8,274	50,431	(26,081)	40,333
Security deposits	—	8,728	4,633	—	13,361
Due to affiliates	1,426	5	29	—	1,460

Total Liabilities	403,085	350,672	566,233	(90,949)	1,229,041

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,132	—	—	—	3,132
Capital in excess of par value	2,781,887	4,908,521	7,122,108	(12,030,629)	2,781,887
Accumulated earnings (deficit)	(122,823)	274,301	335,640	(605,176)	(118,058)
Accumulated distributions	(875,873)	(2,785,538)	(5,472,528)	8,262,696	(871,243)
Accumulated other comprehensive loss	—	—	(9,395)	—	(9,395)

	1,786,323	2,397,284	1,975,825	(4,373,109)	1,786,323

Total Liabilities and Stockholders’ Equity	$2,189,408	$2,747,956	$2,542,058	$(4,464,058)	$3,015,364

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Balance Sheet:

	As of December 31, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$989,652	$1,066,026	$—	$2,055,678
Investments in unconsolidated entities	—	318,158	—	—	318,158
Investments in subsidiaries	2,140,835	901,798	1,148,640	(4,191,273)	—
Cash	134,608	5,036	23,195	—	162,839
Mortgages and other notes receivable, net	—	88,567	118,474	(82,689)	124,352
Deferred rent and lease incentives	—	70,680	24,301	—	94,981
Other assets	16,899	15,133	16,696	—	48,728
Restricted cash	91	19,364	18,422	—	37,877
Intangibles, net	—	18,881	12,056	—	30,937
Accounts and other receivables, net	1	10,198	7,337	—	17,536
Assets held for sale	—	2,863	—	—	2,863

Total Assets	$2,292,434	$2,440,330	$2,435,147	$(4,273,962)	$2,893,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$206,986	$374,072	$(62,864)	$518,194
Senior notes, net of discount	393,782	—	—	—	393,782
Other liabilities	—	27,078	17,757	—	44,835
Accounts payable and accrued expenses	7,562	3,408	41,013	(19,825)	32,158
Security deposits	—	10,405	3,475	—	13,880
Due to affiliates	1,110	2	8	—	1,120

Total Liabilities	402,454	247,879	436,325	(82,689)	1,003,969

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,092	—	—	—	3,092
Capital in excess of par value	2,743,972	4,275,586	4,655,057	(8,930,643)	2,743,972
Accumulated earnings (deficit)	(78,138)	268,711	335,158	(599,104)	(73,373)
Accumulated distributions loss	(778,946)	(2,351,846)	(2,981,941)	5,338,474	(774,259)
Accumulated other comprehensive loss	—	—	(9,452)	—	(9,452)

	1,889,980	2,192,451	1,998,822	(4,191,273)	1,889,980

Total Liabilities and Stockholders’ Equity	$2,292,434	$2,440,330	$2,435,147	$(4,273,962)	$2,893,949

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Quarter Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$22,644	$15,247	$—	$37,891
Property operating revenues	—	14,881	64,881	—	79,762
Interest income on mortgages and other notes receivable	—	587	2,929	(350)	3,166

Total revenues	—	38,112	83,057	(350)	120,819

Expenses:
Property operating expenses	—	13,619	54,303	—	67,922
Asset management fees to advisor	8,787	—	—	—	8,787
General and administrative	4,207	65	453	—	4,725
Ground lease and permit fees	—	2,158	783	—	2,941
Acquisition fees and costs	1,664	—	16	—	1,680
Other operating expenses	—	1,084	1,244	—	2,328
Bad debt expense	—	797	244	—	1,041
Loss on lease termination	—	2,370	555	—	2,925
Loss on loan provision	—	—	1,699	—	1,699
Depreciation and amortization	—	14,707	18,144	—	32,851

Total expenses	14,658	34,800	77,441	—	126,899

Operating income (loss)	(14,658)	3,312	5,616	(350)	(6,080)

Other income (expense):
Interest and other income	23	57	116	—	196
Interest expense and loan cost amortization	(8,003)	(4,179)	(4,905)	350	(16,737)
Equity in earnings of unconsolidated entities	—	2,277	—	—	2,277
Equity in earnings (loss), intercompany	2,696	(2,694)	17,706	(17,708)	—

Total other income (expense)	(5,284)	(4,539)	12,917	(17,358)	(14,264)

Income (loss) from continuing operations	(19,942)	(1,227)	18,533	(17,708)	(20,344)
Discontinued operations	—	402	—	—	402

Net income (loss)	$(19,942)	$(825)	$18,533	$(17,708)	$(19,942)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Quarter Ended June 30, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$24,803	$15,915	$—	$40,718
Property operating revenues	—	11,372	50,202	—	61,574
Interest income on mortgages and other notes receivable	—	727	3,048	(464)	3,311

Total revenues	—	36,902	69,165	(464)	105,603

Expenses:
Property operating expenses	—	10,108	47,063	—	57,171
Asset management fees to advisor	7,813	—	—	—	7,813
General and administrative	3,171	446	149	—	3,766
Ground lease and permit fees	—	1,322	2,008	—	3,330
Acquisition fees and costs	2,038	—	(53)	—	1,985
Other operating expenses	865	(834)	1,341	—	1,372
Bad debt expense	—	466	5	—	471
Loss on lease terminations	—	603	—	—	603
Depreciation and amortization	—	14,725	15,482	—	30,207

Total expenses	13,887	26,836	65,995	—	106,718

Operating income (loss)	(13,887)	10,066	3,170	(464)	(1,115)

Other income (expense):
Interest and other income	95	(1,191)	(178)	—	(1,274)
Interest expense and loan cost amortization	(7,590)	(2,105)	(6,519)	464	(15,750)
Equity in loss of unconsolidated entities	—	2,161	—	—	2,161
Equity in earnings (loss), intercompany	5,649	(1,820)	10,689	(14,518)	—

Total other income (expense)	(1,846)	(2,955)	3,992	(14,054)	(14,863)

Income (loss) from continuing operations	(15,733)	7,111	7,162	(14,518)	(15,978)
Discontinued operations	—	244	1	—	245

Net income (loss)	$(15,733)	$7,355	$7,163	$(14,518)	$(15,733)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For The Six Months Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$48,379	$35,782	$—	$84,161
Property operating revenues	—	21,309	98,938	—	120,247
Interest income on mortgages and other notes receivable	—	2,799	6,119	(2,649)	6,269

Total revenues	—	72,487	140,839	(2,649)	210,677

Expenses:
Property operating expenses	—	21,229	90,485	—	111,714
Asset management fees to advisor	17,469	—	—	—	17,469
General and administrative	7,941	253	1,159	—	9,353
Ground lease and permit fees	—	4,515	2,621	—	7,136
Acquisition fees and costs	2,591	—	219	—	2,810
Other operating expenses	126	1,334	2,903	—	4,363
Bad debt expense	—	2,840	254	—	3,094
Loss on lease termination	—	2,738	555	—	3,293
Loss on loan provision	—	—	1,699	—	1,699
Depreciation and amortization	—	29,502	35,572	—	65,074

Total expenses	28,127	62,411	135,467	—	226,005

Operating income (loss)	(28,127)	10,076	5,372	(2,649)	(15,328)

Other income (expense):
Interest and other income	74	81	132	—	287
Interest expense and loan cost amortization	(15,943)	(8,176)	(11,544)	2,649	(33,014)
Equity in earnings of unconsolidated entities	—	3,508	—	—	3,508
Equity in loss, intercompany	(689)	238	6,524	(6,073)	—

Total other expense	(16,558)	(4,349)	(4,888)	(3,424)	(29,219)

Income (loss) from continuing operations	(44,685)	5,727	484	(6,073)	(44,547)
Discontinued operations	—	(138)	—	—	(138)

Net Income (loss)	$(44,685)	$5,589	$484	$(6,073)	$(44,685)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Six Months Ended June 30, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$53,521	$34,907	$—	$88,428
Property operating revenues	—	16,654	76,179	—	92,833
Interest income on mortgages and other notes receivable	—	2,955	6,145	(2,580)	6,520

Total revenues	—	73,130	117,231	(2,580)	187,781

Expenses:
Property operating expenses	—	19,698	74,757	—	94,455
Asset management fees to advisor	15,311	—	—	—	15,311
General and administrative	5,794	650	514	—	6,958
Ground lease and permit fees	—	3,524	2,960	—	6,484
Acquisition fees and costs	6,911	—	—	—	6,911
Other operating expenses	918	268	1,374	—	2,560
Bad debt expense	—	268	338	—	606
Loss on lease terminations	—	1,033	—	—	1,033
Depreciation and amortization	—	29,470	30,753	—	60,223

Total expenses	28,934	54,911	110,696	—	194,541

Operating income (loss)	(28,934)	18,219	6,535	(2,580)	(6,760)

Other income (expense):
Interest and other income	177	(1,196)	(280)	—	(1,299)
Interest expense and loan cost amortization	(7,590)	(8,493)	(13,554)	2,580	(27,057)
Equity in loss of unconsolidated entities	—	(1,705)	—	—	(1,705)
Equity in earnings (loss), intercompany	(16)	(7,946)	5,814	2,148	—

Total other income (expense)	(7,429)	(19,340)	(8,020)	4,728	(30,061)

Income (loss) from continuing operations	(36,363)	(1,121)	(1,485)	2,148	(36,821)
Discontinued operations	—	461	(3)	—	458

Net income (loss)	$(36,363)	$(660)	$(1,488)	$2,148	$(36,363)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Comprehensive Income (Loss):

	For the Quarter Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(19,942)	$(825)	$18,533	(17,708)	$(19,942)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	(642)	—	(642)
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	—	—	(866)	—	(866)
Amortization of loss on termination of cash flow hedges	—	—	413	—	413

Total other comprehensive income	—	—	(1,095)	—	(1,095)

Comprehensive income (loss)	$(19,942)	$(825)	$17,438	$(17,708)	$(21,037)

	For the Quarter Ended June 30, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(15,733)	$7,355	$7,163	$(14,518)	$(15,733)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	(121)	—	(121)
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	—	—	(2,037)	—	(2,037)
Amortization of loss on termination of cash flow hedges	—	—	413	—	413

Total other comprehensive income	—	—	(1,745)	—	(1,745)

Comprehensive income (loss)	$(15,733)	$7,355	$5,418	$(14,518)	$(17,478)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Comprehensive Income (Loss):

	For The Six Months Ended June 30, 2012
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net loss	$(44,685)	$5,589	$484	$(6,073)	$(44,685)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(117)	—	(117)
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	—	—	(653)	—	(653)
Amortization of loss on termination of cash flow hedges	—	—	827	—	827

Total other comprehensive income	—	—	57	—	57

Comprehensive income (loss)	$(44,685)	$5,589	$541	$(6,073)	$(44,628)

	For the Six Months Ended June 30, 2011
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Net income (loss)	$(36,363)	$(660)	$(1,488)	$2,148	$(36,363)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	553	—	553
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	—	—	(1,330)	—	(1,330)
Amortization of loss on termination of cash flow hedges	—	—	827	—	827

Total other comprehensive income	—	—	50	—	50

Comprehensive income (loss)	$(36,363)	$(660)	$(1,438)	$2,148	$(36,313)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For The Six Months Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(42,407)	$36,027	$42,562	$—	$36,182

Investing activities:
Acquisition of properties	—	—	(168,650)	—	(168,650)
Capital expenditures	—	(5,759)	(25,751)	—	(31,510)
Investment in and contributions to unconsolidated entities	—	(1,864)	—	—	(1,864)
Distributions from uncoonsolidated entities	—	13,372	—	—	13,372
Principal payments received on mortgage loans receivable	—	22	—	—	22
Changes in restricted cash	—	(1,774)	(2,654)	—	(4,428)
Intercompany financing	55,287			(55,287)	—

Net cash provided by (used in) investing activities	55,287	3,997	(197,055)	(55,287)	(193,058)

Financing activities:
Redemptions of common stock	(3,500)	—	—	—	(3,500)
Distributions to stockholders, net of reinvestments	(55,529)	—	—	—	(55,529)
Proceeeds from line of credit	—	95,000	—	—	95,000
Proceeds from mortgage loans and other notes payable	—	—	122,300	—	122,300
Principal payments on mortgage loans and senior notes	—	(4,731)	(21,594)	—	(26,325)
Principal payments on capital leases	—	(972)	(569)	—	(1,541)
Payment of loan costs	—	(2,297)	(5,160)	—	(7,457)
Intercompany financing	—	(124,030)	68,743	55,287	—

Net cash provided by (used in) financing activities	(59,029)	(37,030)	163,720	55,287	122,948

Effect of exchange rate fluctuation on cash	—	—	(49)	—	(49)

Net increase (decrease) in cash	(46,149)	2,994	9,178	—	(33,977)
Cash at beginning of period	134,608	5,036	23,195	—	162,839

Cash at end of period	$88,459	$8,030	$32,373	$—	$128,862

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Six Months Ended June 30, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(36,118)	$29,627	$58,065	$—	$51,574

Investing activities:
Capital expenditures	—	(6,367)	(15,124)	—	(21,491)
Investment in unconsolidated enitities	—	(131,476)	—	—	(131,476)
Distribution from unconsolidated entity	—	3,442	—	—	3,442
Deposits on real estate investments	—	—	(1,050)	—	(1,050)
Issuance of mortgage loans receivable	—	(151)	(1,896)	—	(2,047)
Acquisition fees on mortgage notes receivable	—	(276)	239	—	(37)
Principal payments received on mortgage loans receivables	—	—	79	—	79
Changes in restricted cash	(52)	(2,594)	(3,038)	—	(5,684)
Intercompany financing	(322,980)			322,980	—

Net cash used in investing activities	(323,032)	(137,422)	(20,790)	322,980	(158,264)

Financing activities:
Offering proceeds	187,505	—	—	—	187,505
Redemptions of common stock	(14,930)	—	—	—	(14,930)
Distributions to stockholders, net of reinvestments	(51,263)	—	—	—	(51,263)
Stock issuance costs	(20,763)	—	—	—	(20,763)
Borrowings under line of credit, net of repayments	—	(58,000)	—	—	(58,000)
Proceeds from mortgage loans and other notes payables	—	—	18,540	—	18,540
Proceeds from unsecured senior notes	396,996	—	—	—	396,996
Principal payments on mortgage loans	—	(141,873)	(45,033)	—	(186,906)
Principal payments on capital leases	—	(1,006)	(1,414)	—	(2,420)
Payment of loan costs	(17,477)	(419)	(1,576)	—	(19,472)
Intercompany financing	—	311,067	11,913	(322,980)	—

Net cash provided by (used in) financing activities	480,068	109,769	(17,570)	(322,980)	249,287

Effect of exchange rate fluctuation on cash	—	—	(171)	—	(171)

Net increase in cash	120,918	1,974	19,534	—	142,426
Cash at beginning of period	191,410	2,471	6,636	—	200,517

Cash at end of period	$312,328	$4,445	$26,170	$—	342,943

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

15.	Commitments and Contingencies:

The Company has commitments under ground leases and land permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $7.1 million and $6.5 million for the six months ended June 30, 2012 and 2011, respectively, and have been reflected as ground lease and permit fees with a corresponding increase in rental income from operating leases in the accompanying condensed consolidated statements of operations.

16.	Subsequent Events:

In July 2012, the Company repaid $50.0 million on its revolving line of credit.

In August 2012, the Company’s Board of Directors approved to increase the redemption amount from $1.75 million per calendar quarter (see Note 13. “Stockholders’ Equity”) to the lesser of (i) $3.0 million or (ii) the amount of aggregate proceeds available under the Company’s Reinvestment Plan, effective third quarter of 2012. In addition, the plan amended the basis of the redemption price to the Company’s estimated fair value per share, as determined by the Board of Directors applicable on the date of the redemption request.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 and for the six months ended June 30, 2012 and 2011. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2011. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.

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

Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to: the global impact of the current credit crisis in the U.S. and Europe; changes in general economic conditions in the U.S. or globally (including financial market fluctuations); risks associated with our investment strategy; risks associated with the real estate markets in which we invest; risks of doing business internationally, including currency risks; risks associated with the use of debt to finance our business activities, including refinancing and interest rate risk and our failure to comply with our debt covenants; our failure to obtain, renew or extend necessary financing or to access the debt or equity markets; competition for properties and/or tenants in the markets in which we engage in business; the impact of current and future environmental, zoning and other governmental regulations affecting our properties; the impact of regulations requiring periodic valuation of the Company on a per share basis; our ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to development projects or acquired property value-add conversions, if applicable (including construction delays, cost overruns, our inability to obtain necessary permits and/or public opposition to these activities); defaults on or non-renewal of leases by tenants; failure to lease properties at all or on favorable rents and terms; unknown liabilities in connection with acquired properties or liabilities caused by managers or operators; our failure to successfully manage growth or integrate acquired properties and operations; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage; the impact of outstanding or potential litigation; risks associated with our tax structuring; our failure to qualify and maintain our status as a real estate investment trust and our ability to protect our intellectual property and the value of our brands.

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

GENERAL

CNL Lifestyle Properties, Inc. is a Maryland corporation incorporated on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally lease on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. We also engage third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. We have also made loans (including mortgage and other loans) generally collateralized by interests in real estate.

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of June 30, 2012, we had built a portfolio of 177 lifestyle properties. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 18.7% in ski and mountain lifestyle, 15.6% in golf facilities, 32.5% in senior housing, 13.4% in attractions, 5.1% in marinas and 14.7% in additional lifestyle properties. As of June 30, 2012, these assets consist of 23 ski and mountain lifestyle properties, 49 golf facilities, 60 senior housing properties, 20 attractions, 17 marinas and eight additional lifestyle properties with the following investment structure:

Wholly-owned:
Leased properties (1)	78
Managed properties (2)	48
Held for development	1
Unconsolidated joint ventures:
Leased properties	14
Managed properties	36

177

FOOTNOTES:

(1)	Leased to single tenant operators (fully occupied except for one multi-family residential property), with a weighted-average lease rate of 8.0% as of June 30, 2012. These rates are based on weighted-average annualized straight-line rent due under our leases. These leases have an average lease expiration of 15 years.
(2)	As of June 30, 2012, wholly-owned managed properties include: eight golf facilities, 15 attractions, 18 senior housing properties, two marinas and five additional lifestyle properties.

As a maturing REIT, a significant focus is to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for a future listing or other liquidity event(s) by December 31, 2015. We are evaluating each of our properties on a rigorous and ongoing basis and to the extent we consider selling certain assets that we believe are not central to our long-term strategy in an effort to optimize and enhance our portfolio; we will evaluate these assets for impairment in accordance with our accounting policy. We anticipate that proceeds from any future sales will be invested into new assets, enhancements to existing assets or to retire obligations. We will also continue to reposition certain assets by making strategic tenant or operator changes for properties that we believe will benefit from a new operator based on specific expertise or geographic concentrations that a particular operator possesses.

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

Portfolio Trends

A large number of the properties in our real estate portfolio are operated by third-party tenant operators under long-term triple-net leases for which we report rental income and are not directly exposed to the variability of property-level operating revenues and expenses. We also engage third-party managers to operate certain properties on our behalf for which we record the property-level operating revenues and expenses and are directly exposed to the variability of the property’s operations which impacts our results of operations. We believe that the financial and operational performance of our tenants and managers, and the general conditions of the industries within which they operate, provide indicators about our tenants’ health and their ability to pay contractually obligated rent. We evaluate all of our lifestyle properties as a single industry segment and review performance on a property-by-property basis. However, certain economic and industry trends that impact our tenants’ operations can ultimately impact our operating performance. For example, positive growth in visitation and per capita spending may result in our receipt of additional percentage rent and, conversely, declines may impact our tenants’ ability to pay rent to us.

The following table illustrates same store, unaudited property-level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported by our tenants and managers for the sectors below. Not all of these property-level results are reflected in our results of operations because for those properties under lease arrangements, our results of operations would only reflect rental income in accordance with the terms of our leases. However, we believe that providing property-level revenue and EBITDA information for all of the properties in our sectors, provides an indication of certain trends for our properties and operating trends within the various industries in which our properties and operators participate (in thousands):

	Number	Quarter Ended June 30,
	of	2012		2011		Increase/(Decrease)
	Properties	Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA

Ski and mountain lifestyle	22	$31,432	$(8,165)	$36,939	$(9,340)	-14.9%	12.6%
Golf	49	47,686	12,662	46,294	10,499	3.0%	20.6%
Attractions	19	58,046	10,776	54,805	9,716	5.9%	10.9%
Marinas	17	9,626	3,374	9,047	3,323	6.4%	1.5%
Additional lifestyle	7	46,657	10,327	44,445	9,722	5.0%	6.2%

	114	$193,447	$28,974	$191,530	$23,920	1.0%	21.1%

	Number	Six Months Ended June 30,
	of	2012		2011		Increase/(Decrease)
	Properties	Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA

Ski and mountain lifestyle	22	$222,078	$74,978	$255,896	$94,374	-13.2%	-20.6%
Golf	49	82,637	20,887	78,375	15,971	5.4%	30.8%
Attractions	19	65,440	(1,026)	61,076	(894)	7.1%	-14.8%
Marinas	17	15,588	5,258	15,020	5,438	3.8%	-3.3%
Additional lifestyle	7	99,814	26,276	95,107	25,304	4.9%	3.8%

	114	$485,557	$126,373	$505,474	$140,193	-3.9%	-9.9%

FOOTNOTE:

(1)	Represents property-level EBITDA before rent and capital reserve payments to us, as applicable.

Overall, for the quarter ended June 30, 2012, our tenants and managers reported to us an increase in revenue and property-level EBITDA of 1.0% and 21.1%, respectively, as compared to the same period in the prior year. The increase was primarily attributable to our golf, attractions and additional lifestyle properties. Our golf properties have begun to see an increase in total rounds played and higher rates. Our additional lifestyle properties, which include three waterpark hotels, and our attractions properties, have experienced an increase in visitations at the beginning of their operating season. We believe that all of these trends are as a result of favorable weather patterns and a general improvement in consumer confidence and spending. The increase was offset by our ski and mountain lifestyle properties, which recorded a decrease in revenue of 14.9% as compared to same period in the prior year. Many of these properties experienced unprecedented low levels of natural snowfall for the 2011/2012 ski season. However, we expect them to perform better in the future during more typical snow years. . Excluding our ski and mountain lifestyle properties and the Omni Mount Washington Resort, our tenants and managers reported an overall increase in revenues and EBITDA of 5.5% and 13.6%, respectively.

Overall, for the six months ended June 30, 2012, our tenants and managers reported to us a decrease in revenue and property-level EBTIDA of 3.9% and 9.9%, respectively, as compared to the same period in the prior year. The decrease in revenue was primarily attributable to a decline in revenues from our ski and mountain lifestyle properties and the Omni mount Washington Resort as described in the preceding paragraph. Excluding our ski and mountain lifestyle properties, our tenants and managers reported an overall increase in revenues and EBITDA of 6.9% and 17.4%, respectively. The increase is primarily attributable to our golf, attractions and additional lifestyle properties as described in the preceding paragraph.

When evaluating our senior housing properties’ performance, management reviews operating statistics of the underlying properties, including revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which is defined as total revenue divided by average number of occupied units during a month, is a widely used performance metric within the healthcare sector. This metric assists us to determine the ability of our operators to achieve market rental rates and to obtain revenues from providing healthcare related services. For the quarter and six months ended June 30, 2012, our manager for our 29 comparable properties owned through our unconsolidated joint ventures reported to us an increase (decrease) in average occupancy of 1.1% and (0.3)% respectively and a 3.3% and 2.3% increase in average RevPOU, respectively. The increase in average RevPOU for the quarter and six months ended June 30, 2012 was driven primarily due to rate increases at the properties.

The following tables present same store unaudited property-level information of our senior housing properties for the quarter and six months ended June 30, 2012 and 2011 (in thousands):

	Number	Quarter Ended June 30,
	of	2012		2011		Increase/(Decrease)
	Properties	Occupancy	RevPOU	Occupancy	RevPOU	Occupancy	RevPOU

Senior housing	29	89.0%	$7,437	87.9%	$7,200	1.1%	3.3%

	Number	Six Months Ended June 30,
	of	2012		2011		Increase/(Decrease)
	Properties	Occupancy	RevPOU	Occupancy	RevPOU	Occupancy	RevPOU

Senior housing	29	88.2%	$7272	88.5%	$7,109	(0.3)%	2.3%

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

Ski and Mountain Lifestyle. According to the National Ski Areas Association and the preliminary Kottke National End of Season Survey 2011/12, the U.S. ski industry recorded a total of 51 million visits, down 16% from a record 2010/11 season. Our ski resorts finished the season with preliminary skier visits totaling 5.5 million, down 14% over the record prior year. As has been widely reported, snowfall for the 2011/12 season was significantly below average and our ski tenants experienced declines in revenues and earnings from the previous season. We believe that our ongoing commitment to investment in snowmaking infrastructure at our resorts proved a key hedge against the lowest snowfall since 1991/92, allowing our resorts to open and maintain quality ski terrain throughout the comparatively shorter and weather-challenged season.

Golf. Golf Datatech, one of the golf industry’s leading providers of information, reported total rounds played in the U.S. for the six month period ended June 30, 2012, increased 12.2% from the same period in 2011. We attribute the increase in rounds played to favorable weather patterns and a perceived general improvement in consumer confidence. For the near term, the National Golf Foundation continues to project that the net supply of golf facilities (openings less closures) annually will continue to decline until the supply and demand approaches equilibrium.

Attractions Our properties include regional gated amusement parks and water parks that generally draw most of their visitation from local markets. Regional and local attractions have historically been resistant to recession, with inclement weather being a more significant factor impacting attendance. For the quarter and six months ended June 30, 2012, our attractions portfolio exhibited property-level revenue increases of approximately 5.9% and 7.1%, respectively, as compared to the same periods in 2011. According to the Global Attractions Report, theme parks in North America grew their attendance by 2.9% over the prior year 2011 as reported in April 2012 by the Themed Entertainment Association.

Marinas. According to the August 2011 IBIS World Industry Report on “Marinas in the US”, the industry remains highly fragmented, with 92.8% of companies employing fewer than 20 people. Therefore, the industry has a large number of small, locally operated and owned enterprises. High barriers to entry limit the supply of competing properties and demand is projected to rise as the number of boat sales increase. Common industry drivers are boat ownership and occupancy. Marina operators are affected by government regulations, rising fuel prices, and general economic conditions. According to IBIS World, marinas in the United States are expected to experience slightly better prospects over the next five years than they have in recent years; however, given the significant barriers to entry, growth is likely to come from occupancy levels and rising rather than from the development of new marinas.

Senior Housing. Americans 65 years and older are expected to live longer than the elderly did in the past and need additional housing options to accommodate their special needs. Increase in demand for senior housing options is currently significantly outpacing the increase in the supply of senior housing units. The pace of growth in the supply of certain senior housing asset classes over the last decade has declined dramatically following a boom in senior housing development in the 1990’s. According to data from the National Investment Center for the Senior Housing and Care Industry Map Monitor report, the average occupancy rate for seniors housing properties in top 31 markets in the US was 88.6% in the second quarter of 2012, an increase of 0.2% from the prior quarter and a 0.9% increase from prior year. We entered the senior housing sector in 2011 and believe this sector will continue to experience strong growth, looking forward.

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

As part of our portfolio diversification strategy, we have specifically considered the varying and complimentary seasonality of our asset classes and portfolio mix. For example, the peak operating season of our ski and mountain lifestyle assets is highly complimentary to the peak seasons in our attractions, marinas and golf portfolios to balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with generally accepted accounting principles (“GAAP”). However, seasonality does impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows and the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues.

In addition, seasonality directly impacts certain of our properties where we engage independent third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of June 30, 2012, we had a total of 49 wholly-owned managed properties consisting of nine golf facilities, 18 senior housing properties, 15 attractions properties, two marinas and five additional lifestyle properties. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the seasonal nature of our larger attractions properties. Conversely, during the third quarter, our consolidated operating results and cash flows will improve during the peak operating months of our large attraction properties, offset, by the non-peak operating months of our one managed ski resort property.

Lease and Loan Amendment

As previously disclosed, we have actively monitored the performance of our golf properties operated by one tenant which had experienced ongoing challenges in the golf sector due to the general economic environment. In late 2011, in an effort to provide relief to our tenant and diversify our tenant concentration, we agreed to sell five of the most challenged properties and allow the tenant to terminate the leases upon the sale of the properties. In addition, we began the transition of seven other underperforming properties to new third-party managers to be operated for a period of time and terminated the leases at the time of each transition. As of June 30, 2012, we successfully completed the transition of the seven properties to third-party managers, have successfully completed the sale of four of the five properties identified for sale and anticipate completing the sale of the remaining property during the second half of 2012.

In April 2012, we entered into an agreement to restructure the leases relating to the large golf tenant’s remaining 32 golf facilities (including the remaining property classified as held for sale) effective January 1, 2012. As part of the amendment, we adjusted the base lease rates charged to our tenant from 4.75% to 4.27% for 2012, from 5.25% to 5.70% for 2013 and from 5.75% to 5.70% for 2014. From a cash flow perspective, the amendment as compared to the prior leases, will reduce the 2012 rental cash flows by approximately $1.7 million (from $16.9 million to $15.2 million), will increase the 2013 rental cash flows by $1.6 million (from $18.7 million to $20.3 million), and will not cause a change to the 2014 rental cash flows (will remain at approximately $20.3 million). In addition, starting in 2015, the rent acceleration calculation changed from a stated 20 basis point increase to the annual lease rate, to an increase in rent equal to the greater of (i) the product of the prior year rent times two percent or (ii) the prior year rent times the change in consumer price index per year. Due to the accounting requirement to straight line scheduled rent increases, the change in the rent acceleration (using a floor of a two percent increase per year), will result in a reduction of average rental income per year of approximately $3.4 million (a decrease in average rental income from $24.4 million to $21.0 million starting in 2012). However, the amended lease increased the percentage rent provision from 8.25% to 10% of revenues in excess of a certain threshold for the 22 properties for which the tenant engaged a third-party operator, as described below. As for the remaining ten properties, the percentage rent provision increased from 8.25% to 30% of revenues in excess of a certain threshold. Until such time as the $6 million term loan, described below, is paid in full, percentage rent will not be recognized as income on these ten properties. Instead, the percentage rents calculated under the terms of the lease will be treated as a collection of principal relating to the $6 million loan described below. Percentage rent relating to these ten properties will be recorded as income once the $6 million principal balance has been collected in full. In addition, the amended lease increased the capital expenditure reserve funding requirements to 3% of revenues starting in 2013, as compared to 2% under the old lease. Even though the amendment reduced the base rent and rent escalators, we anticipate recording higher percentage rent and cap ex reserve rent as the tenant begins to improve the revenues and the operations of the 32 golf properties.

As part of amending the lease as described above, we recorded bad debt expense of $2.1 million related to past due rental and interest amounts due to ceasing collection efforts on these balances. In addition, we allowed the tenant to engage a third- party operator to manage 22 of the 32 golf properties on behalf of the tenant to allow the tenant to narrow its operating focus on the remaining ten geographically concentrated golf properties. We also committed to provide $9.5 million in capital improvements to make targeted enhancements to various courses and clubhouses and agreed to provide lease incentives totaling up to $23 million for working capital, inventory, property tax obligations and other purposes. In addition, we refinanced a $6 million outstanding working capital line of credit facility previously provided to the tenant, into a $6 million term loan with interest at LIBOR plus 4%, with no payments of principal or interest required until January 2014, at which point all accrued interest will be added to the principal of the loan, monthly interest payments will commence and annual principal payments will be due through the maturity date of December 31, 2016. However, as described under the terms of the amended leases, any percentage rental amounts calculated in accordance with the terms of the leases for ten of the properties will be applied first against the loan for ten of the properties only so long as there is remaining principal balance due. The tenant will have the ability to extend the maturity date to December 31, 2021, subject to certain terms and conditions. Additionally, as a result of refinancing the working capital line of credit facility to a term loan, we recorded a loan loss provision under this troubled debt restructure of approximately $1.7 million representing the difference between the expected future cash flows discounted at the original loan’s effective interest rate and the net carrying value of the loan.

As a result of the lease amendment described above, we evaluated and determined that the properties were not deemed impaired based on the fact that the undiscounted cash flows of the amended lease terms exceeded the net carrying value of the properties as of June 30, 2012. We believe the rent and other relief provided by the agreement described above, coupled with improvements in the golf sector revenues and earnings before interest, taxes, depreciation, amortization and will enable our tenant to work through its financial difficulties and begin operating profitably.

Additionally, another tenant which operates five of our other golf properties has experienced ongoing challenges due to the general economic environment and defaulted on its lease payments to us. In connection with terminating the leases, we have a loss on lease terminations of approximately $2.9 million and wrote off approximately $1.0 million in bad debt relating to rents that were deemed uncollectible for the six months ended June 30, 2012. The properties will be operated by one of our existing third-party managers effective August 2012.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for operating expenses, debt service and cash distributions to stockholders. Generally, our cash needs will be generated from our investments including rental income, property operating income from managed properties, interest payments on the loans we make and distributions from our unconsolidated entities. We anticipate that we will also use cash, on a limited basis, for property acquisitions and ongoing enhancements to our portfolio. To the extent we have acquisitions, our primary source of funds will be from property dispositions, borrowings and proceeds from our distribution reinvestment plan (“DRP”).

We believe that our current liquidity needs for operating expenses, debt service and cash distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash. Additionally, many of our asset classes experience seasonal fluctuations where they make rental payments to us during their peak operating months. As a result, our operating cash flows will fluctuate due to the seasonality of those properties. We believe that we will be able to refinance our debt as it comes due in the ordinary course of business and will be exploring additional borrowing opportunities. From time to time we will consider open market purchases of our senior notes or other indebtedness when considered advantageous.

During the six months ended June 30, 2012, we acquired eight senior housing properties for a combined purchase price of approximately $116.8 million and one attractions property for a purchase price of approximately $51.9 million, excluding transaction costs. For the first time since the inception of our company, we are fully invested but will continue to monitor other income producing investment opportunities that are within the parameters of our conservative investment policies with cash on hand, proceeds from dispositions, proceeds from our reinvestment plan, our revolving line of credit and other long-term debt financing. See “Indebtedness” below for additional information.

Sources and Uses of Liquidity and Capital Resources

Indebtedness. We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of June 30, 2012, our leverage ratio, calculated as total indebtedness over total assets, was 36.6%.

We repaid $14.4 million of seller financing, when it matured in March 2012. Additional seller financing of $37.6 million was extended with a new maturity date of December 31, 2014. This loan has an annual fixed interest rate of 8.0% that increases to 9.5% and requires monthly payments of interest only. In May 2012, $3.0 million of the remaining seller financing was prepaid resulting in an outstanding principal balance of $34.6 million as of June 30, 2012.

During the six months ended June 30, 2012, we borrowed $95.0 million under our revolving line of credit to fund the acquisition of nine properties and to pay distributions to our stockholders. In July 2012, we repaid $50.0 million on our revolving line of credit.

As of June 30 2012, four of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total assets ratio. We were in compliance with all applicable provisions as of June 30, 2012. Our other long-term borrowings are not subject to any significant financial covenants.

Operating Cash Flows. Our net cash flows provided by operating activities for the six months ended June 30, 2012 and 2011 was approximately $36.2 million and $51.6 million, respectively. Operating cash flows primarily consists of rental income from operating leases, property operating revenues, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances offset by payments made for operating expenses including property operating expenses and asset management fees to our Advisor. The decrease in operating cash flows of approximately $15.4 million or 29.8% as compared to the same period in 2011 was attributable to:

•	An increase in cash paid for interest on our additional borrowings;

•	A reduction in rental income as a result of lease modifications;

•	Lease incentive payments of approximately $12.4 million provided to our largest golf tenant in connection with the restructure discussed above;

•	An increase in our operating expenses as a result of the increase in our total assets under management;

offset, in part, by;

•

A reduction in acquisition fees and expenses paid during the six months ended June 30, 2012 as compared to the same period in 2011 due to a reduction in acquisition fees, which are based in large part on offering proceeds, due to the completion of our third offering in April 2011; and

•

An increase in net operating income from managed attractions properties and rental income and net operating income from new properties acquired during the second half of 2011 and the first six months of 2012.

Distributions from Unconsolidated Entities. As of June 30, 2012, we had investments in 50 properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the quarter and six months ended June 30, 2012, we received distributions of approximately $11.6 million and $23.5 million, respectively, as compared to approximately $6.2 million and $9.8 million for the same period in 2011. The increase in distributions received was due to the timing of when the distributions were released and an increase in the number of ventures in which we had interests. During the quarter and six months ended June 30, 2012 and 2011, we had interests in five and three unconsolidated joint ventures, respectively.

Distribution Reinvestment Plan. There is currently no public trading market for our shares. Shareholders are able to purchase shares from us under our DRP. Shares sold under the DRP were initially available at a price of $9.50 per share. In accordance with the DRP, in the event that our Board determines a new estimated fair value of our common stock, shares of our common stock will thereafter be sold pursuant to the DRP at a price determined by our board of directors, which price shall not be less than 95 percent of the estimated fair value of a share of our common stock. As described further in “Estimated Fair Value per Share” below as of August 1, 2012, our Board of Directors determined that our estimated net asset value (“NAV”) per share was $6.95. Accordingly, effective August 9, 2012, under the DRP, beginning with reinvestments made after August 9, 2012, and until we announce a new price, the DRP Shares will now be offered at a 5% discount to the new estimate fair value per share. We anticipate we will continue to raise capital through our reinvestment plan and will use such proceeds for acquisitions and enhancements, distributions shortfalls and other corporate purposes. For the six months ended June 30, 2012, we received approximately $41.5 million (4.4 million shares) through our reinvestment plan.

Effective August 9, 2012, the Board of Directors approved the Second Amended and Restated Distribution Reinvestment Plan pursuant to which stockholders may elect to have their cash distributions reinvested in additional shares of our common stock at a 5% discount from the Company’s then-current estimated fair value per share as determined by the Board of Directors from time to time.

Stock Issuance Costs and Other Related Party Arrangements. During the six months ended June 30, 2012, we incurred costs in connection with the issuance of our distribution reinvestment shares, including filing, legal, accounting, printing, and due diligence expense reimbursements all of which are deducted from the gross proceeds from the issuance of shares.

Certain affiliates are entitled to receive fees and compensation in connection with the issuance of shares through our common stock offering that we completed in April 2011 and our reinvestment plan, acquisition and operating activities. Amounts incurred relating to these transactions were approximately $23.7 million and $55.3 million for the six months ended June 30, 2012 and 2011, respectively. Of these amounts, approximately $1.5 million and $1.1 million are included in due to affiliates in the unaudited condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively. In addition, these affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our offering, acquisitions and operating activities. Reimbursable expenses for the six months ended June 30, 2012 and 2011 were approximately $4.3 million and $7.1 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended June 30, 2012 and 2011, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $5.8 million and $4.4 million as of June 30, 2012 and December 31, 2011, respectively.

Common Stock Redemptions. The following details the redemption plan activity for the quarter and six months ended June 30, 2012 (in thousands except per share data):

2012 Quarters	First	Second	Year-To-Date
Requests in queue	6,419	7,763	6,419
Redemptions requested	1,574	1,010	2,584
Shares redeemed:
Prior period requests	(4)	(177)	(181)
Current period requests	(172)	-	(172)
Adjustments (1)	(54)	(84)	(138)

Pending redemption requests (2)	7,763	8,512	8,512

Average price paid per share	$9.92	$9.92	$9.92

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

Our Board of Directors had approved redemptions of up to $1.75 million per calendar quarter. On August 9, 2012, our Board of Directors approved to increase the redemption amount to the lesser of (i) $3.0 million or (ii) the amount of aggregate proceeds available under the Company’s Reinvestment Plan, effective third quarter of 2012. In addition, effective August 9 2012, the Board of Directors approved the Second Amended and Restated Redemption Plan pursuant to which stockholders, subject to certain limitations, may redeem all or not less than 25% of their shares at varying percentages of the Company’s estimated fair value per share as determined by the Board of Directors applicable on the date of the redemption request based on the number of years the stockholder held the shares, all as set forth in Second Amended and Restated Redemption Plan. Our Board of Directors will continue to evaluate and determine the amount of shares to be redeemed based on what it believes to be in the best interest of the company and our stockholders, as the redemption of shares dilutes the amount of cash available to make acquisitions and for other corporate purposes.

Under the provisions of our share redemption plan, the redemption price will not exceed the estimated fair value of the shares as determined by the Board. As described below, on August 9, 2012, our board of directors determined that the estimated fair value price of our common stock was $7.31 per share. As a result, future redemptions will be at $7.31 per share subject to limitations based on the holding periods of shares submitted for redemption and other limitations set forth in the plan. Redemptions will continue to be made at this price unless the Board determines a different estimated fair value per share or changes the Redemption Plan.

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

Distributions. Effective April 1, 2012, our Board of Directors began declaring distributions on a quarterly basis. Payment of distributions has been and will continue to be paid quarterly. The distributions for the second quarter of 2012 were declared to stockholders of record at the close of business on June 1, 2012 and were paid by June 30, 2012.

As of the date of this filing, we have fully invested the proceeds of our common stock offering and our senior unsecured note offering. As we have communicated previously, upon reaching that goal, our Board would evaluate the expected future cash flows, Funds from Operations (“FFO”), Modified Funds from Operations (“MFFO”) and Adjusted Earnings before Interest Tax Depreciation and Amortization (“EBITDA”) expected to be generated by our portfolio, in keeping with our intention of paying a sustainable level of dividends going forward. On August 9, 2012, based on our assessment of forward looking expected performance, the impact of the expected continued slow growth of the broader domestic economy and to ensure we retain sufficient capital to continually reinvest in and improve our assets, our Board has approved a reduction in quarterly distribution to $0.10625 per share, effective during the third quarter of 2012. On an annualized basis, this amount represents a yield of 5.81 percent of our new estimated fair value per share and 4.25 percent on our original $10.00 per share value offering price. Our Board will continue to actively evaluate our distribution rate going forward and will make adjustments as it believes is appropriate based on changes in our expected cash flows, FFO, MFFO and Adjusted EBITDA.

The following table presents total distributions declared including cash distributions, distributions reinvested and distributions per share for the six months ended June 30, 2012 and 2011 (in thousands except per share data):

	Distributions per Share	Total Distributions Declared	Distributions Reinvested (1)	Cash Distributions	Cash Flows From Operating Activities (2) (3)
2012 Quarter
First	$0.1563	$48,353	$20,876	$27,477	$22,157
Second	0.1563	48,631	20,579	28,052	14,025

	$0.3126	$96,984	$41,455	$55,529	$36,182

2011 Quarter
First	$0.1563	$45,040	$20,072	$24,968	$24,317
Second	0.1563	47,430	21,135	26,295	27,257

	$0.3126	$92,470	$41,207	$51,263	$51,574

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with debt financings as opposed to operating cash flows. The Board of Directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2011 for a summary of our Significant Accounting Policies.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

As of June 30, 2012 and 2011, we had invested in 177 and 150 properties, respectively, through the following investment structures:

	June 30,
	2012	2011 (2)
Wholly-owned:
Leased properties (1)	78	90
Managed properties (2)	48	22
Held for development	1	1
Unconsolidated joint ventures:
Leased properties	14	14
Managed properties	36	23

	177	150

FOOTNOTES:

(1)	As of June 30, 2012, wholly-owned managed properties include: 15 attractions, 18 senior housing properties, eight golf facilities, five additional lifestyle properties and two marinas.
(2)	As of June 30, 2011, wholly-owned managed properties include: 17 attractions, 3 additional lifestyle properties and 2 golf facilities.

The following tables summarize our operations for the quarter and six months ended June 30, 2012 as compared to the same periods in 2011 (in thousands except per share data):

	Quarter Ended
	June 30,
	2012	2011	$ Change	% Change
Revenues:
Rental income from operating leases	$37,891	$40,718	$(2,827)	(6.9)%
Property operating revenues	79,762	61,574	18,188	29.5%
Interest income on mortgages and other notes receivable	3,166	3,311	(145)	(4.4)%

Total revenues	120,819	105,603	15,216	14.4%

Expenses :
Property operating expenses	67,922	57,171	10,751	18.8%
Asset management fees to advisor	8,787	7,813	974	12.5%
General and administrative	4,725	3,766	959	25.5%
Ground lease and permit fees	2,941	3,330	(389)	(11.7)%
Acquisition fees and costs	1,680	1,985	(305)	(15.4)%
Other operating expenses	2,328	1,372	956	69.7%
Bad debt expense	1,041	471	570	121.0%
Loss on lease termination	2,925	603	2,322	385.1%
Loan loss provision	1,699	—	1,699	n /a
Depreciation and amortization	32,851	30,207	2,644	8.8%

Total expenses	126,899	106,718	20,181	18.9%

Operating loss	(6,080)	(1,115)	(4,965)	(445.3)%

Other income (expense):
Interest and other expense	196	(1,274)	1,470	115.4%
Interest expense and loan cost amortization	(16,737)	(15,750)	(987)	(6.3)%
Equity in earnings of unconsolidated entities	2,277	2,161	116	(5.4)%

Total other expense	(14,264)	(14,863)	599	4.0%

Loss from continuing operations	(20,344)	(15,978)	(4,366)	(27.3)%
Income from discontinued operations	402	245	157	64.1%

Net loss	$(19,942)	$(15,733)	$(4,209)	(26.8)%

Loss per share of common stock (basic and diluted)
Loss from continuing operations	$(0.07)	$(0.05)	$(0.02)	(0.4)%
Discontinued operations	0.00	0.00	0.00	0.0%

	$(0.07)	$(0.05)	$(0.02)	(0.4)%

Weighted average number of shares of common stock outstanding (basic and diluted)	311,860	304,595

	Six Months Ended
	June 30 ,
	2012	2011	$ Change	% Change
Revenues:
Rental income from operating leases	$84,161	$88,428	$(4,267)	(4.8)%
Property operating revenues	120,247	92,833	27,414	29.5%
Interest income on mortgages and other notes receivable	6,269	6,520	(251)	(3.8)%

Total revenues	210,677	187,781	22,896	12.2%

Expenses:
Property operating expenses	111,714	94,455	17,259	18.3%
Asset management fees to advisor	17,469	15,311	2,158	14.1%
General and administrative	9,353	6,958	2,395	34.4%
Ground lease and permit fees	7,136	6,484	652	10.1%
Acquisition fees and costs	2,810	6,911	(4,101)	(59.3)%
Other operating expenses	4,363	2,560	1,803	70.4%
Bad debt expense	3,094	606	2,488	410.6%
Loss on lease terminations	3,293	1,033	2,260	218.8%
Loan loss provision	1,699	—	1,699	n /a
Depreciation and amortization	65,074	60,223	4,851	8.1%

Total expenses	226,005	194,541	31,464	16.2%

Operating loss	(15,328)	(6,760)	(8,568)	(126.7)%

Other income (expense):
Interest and other expense	287	(1,299)	1,586	122.1%
Interest expense and loan cost amortization	(33,014)	(27,057)	(5,957)	(22.0)%
Equity in earnings (loss) of unconsolidated entities	3,508	(1,705)	5,213	305.7%

Total other expense	(29,219)	(30,061)	842	2.8%

Loss from continuing operations	(44,547)	(36,821)	(7,726)	(21.0)%
Income (loss) from discontinued operations	(138)	458	(596)	(130.1)%

Net loss	$(44,685)	$(36,363)	$(8,322)	(22.9)%

Loss per share of common stock (basic and diluted)
Loss from continuing operations	$(0.14)	$(0.12)	$(0.02)	(0.2)%
Discontinued operations	0.00	0.00	0.00	0.0%

	$(0.14)	$(0.12)	$(0.02)	(0.2)%

Weighted average number of shares of common stock outstanding (basic and diluted)	310,548	297,376

Rental income from operating leases. Rental income for the quarter and six months ended June 30, 2012 decreased by approximately $2.8 million and $4.3 million as compared to the same periods in 2011 primarily due to the conversion of seven golf facilities and two marinas properties from a leased structure to a managed structure in the third quarter of 2011 through the first quarter of 2012. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands):

	Quarter Ended June 30,
Properties Subject to Operating Leases	2012	2011	$ Change	% Change

Ski and mountain lifestyle	$19,712	$20,138	$(426)	-2.1%
Golf	8,278	10,606	(2,328)	-21.9%
Attractions	3,114	3,033	81	2.7%
Marinas	5,188	5,319	(131)	-2.5%
Additional lifestyle	1,599	1,622	(23)	-1.4%

Total	$37,891	$40,718	$(2,827)	-6.9%

	Six Months Ended June 30,
Properties Subject to Operating Leases	2012	2011	$ Change	% Change

Ski and mountain lifestyle	$48,584	$48,144	$440	0.9%
Golf	16,052	20,933	(4,881)	-23.3%
Attractions	6,092	5,500	592	10.7%
Marinas	10,222	10,561	(339)	-3.2%
Additional lifestyle	3,211	3,290	(79)	-2.4%

Total	$84,161	$88,428	$(4,267)	-4.8%

As of June 30, 2012 and 2011, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.0% and 8.7%, respectively. The decrease in the weighted-average lease rate was primarily attributable to the lease amendment granted to one of our tenants effective as of January 1, 2012. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and theme park operations, residential fees at our senior housing properties and other service revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the quarter and six months ended June 30, 2012 and 2011 (in thousands):

	Quarter Ended June 30,
Properties Subject to Third-Party Managers	2012	2011	$ Change	% Change

Golf	$5,811	$2,724	$3,087	113.3%
Attractions	44,470	40,881	3,589	8.8%
Senior housing	11,606	—	11,606	N/A
Marinas	31	—	31	N/A
Additional lifestyle	17,844	17,969	(125)	-0.7%

Total	$79,762	$61,574	$18,188	29.5%

	Six Months Ended June 30,
Properties Subject to Third-Party Managers	2012	2011	$ Change	% Change

Golf	$10,545	$6,410	$4,135	64.5%
Attractions	46,209	42,509	3,700	8.7%
Senior housing	20,093	—	20,093	N/A
Marinas	47	—	47	N/A
Additional lifestyle	43,353	43,914	(561)	-1.3%

Total	$120,247	$92,833	$27,414	29.5%

As of June 30, 2012 and 2011, we had a total of 48 and 22 managed properties, respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to (i) the acquisition of 18 senior housing properties subsequent to the second quarter of 2011, (ii) the transition of certain golf facilities from leased to managed structure which was completed during the first quarter of 2012 and (iii) an increase in visitation and per capita spending at the attractions properties as a result of favorable weather.

Interest income on mortgages and other notes receivable. For the quarter and six months ended June 30, 2012, we earned interest income of approximately $3.2 million and $6.3 million, respectively, as compared to $3.3 million and $6.5 million for the quarter and six months ended June 30, 2011, respectively.

Property operating expenses. Property operating expenses from managed properties increased primarily attributable to the acquisition of 18 senior housing properties subsequent to the second quarter of 2011 and golf facilities that were transitioned from leased to managed structure which were completed during the first quarter of 2012. The following information summarizes the expenses of our properties that are operated by third-party managers for the quarter and six months ended June 30, 2012 and 2011 (in thousands):

	Quarter Ended June 3,
Properties Subject to Third-Party Managers	2012	2011	$ Change	% Change

Golf	$4,703	$2,262	$2,441	107.9%
Attractions	37,444	37,149	295	0.8%
Senior housing	7,796	—	7,796	N /A
Marinas	205	—	205	N /A
Additional lifestyle	17,774	17,760	14	0.1%

Total	$67,922	$57,171	$10,751	18.8%

	Six Months Ended June 30,
Properties Subject to Third-Party Managers	2012	2011	$ Change	% Change

Golf	$8,437	$5,629	$2,808	49.9%
Attractions	50,859	50,654	205	0.4%
Senior housing	13,505	—	13,505	N /A
Marinas	258	—	258	N /A
Additional lifestyle	38,655	38,172	483	1.3%

Total	$111,714	$94,455	$17,259	18.2%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the quarter and six months ended June 30, 2012, asset management fees to our Advisor were approximately $8.8 million and $17.5 million, respectively, as compared to approximately $7.8 million and $15.3 million for the quarter and six months ended June 30, 2011, respectively. The increase in such fees is due to an increase in invested assets from the acquisition of additional real estate properties subsequent to June 30, 2011.

General and administrative. General and administrative expenses totaled approximately $4.7 million and $9.4 million for the quarter and six months ended June 30, 2012, respectively, as compared to approximately $3.8 million and $7.0 million for the quarter and six months ended June 30, 2011, respectively. The increase is primarily attributable to (i) higher accounting and legal personnel charges of affiliates of our Advisor as a result of an increase in the number of managed properties for which administrative services are performed and (ii) higher legal and professional services.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the quarter and six months ended June 30, 2012, ground lease and land permit fees were approximately $2.9 million and $7.1 million, respectively, as compared to approximately $3.3 million and $6.5 million for the quarter ended June 30, 2011, respectively. The decrease for the quarter was attributable to the decrease in property gross revenues of certain of our ski properties resulting from the unprecedented low levels of snow. The increase for the six months ended June 30, 2012 was attributed to growth of our property portfolio and an increase in gross revenues of certain of our properties which increases our ground lease and permit fees.

Acquisition fees and costs. Acquisition fees are paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and are generally 3% of gross offering proceeds. Acquisition fees and costs totaled approximately $1.7 million and $2.8 million for the quarter and six months ended June 30, 2012, respectively, as compared to approximately $2.8 million and $6.9 million for the quarter and six months ended June 30, 2011, respectively. The decrease is primarily due to the reduction in the sale of our common stock resulting from the completion of our third offering on April 9, 2011, offset by acquisition costs in connection with acquisitions made during the quarter and six months ended June 30, 2012. Going forward, we do not anticipate incurring acquisition fees which are based on offering proceeds other than from our reinvestment plan.

Other operating expenses. Other operating expenses totaled approximately $2.3 million and $4.4 million for the quarter and six months ended June 30, 2012, respectively, as compared to approximately $1.4 million and $2.6 million for the quarter and six months ended June 30, 2011, respectively. The increase is primarily attributable to real estate taxes from managed properties that were subject to leasing arrangements during fourth quarter of 2011 and higher repairs and maintenance expenses.

Bad debt expense. Bad debt expense totaled approximately $1.0 million and $3.1 million for the quarter and six months ended June 30, 2012, respectively, as compared to $0.5 million and $0.6 million for the quarter and six months ended June 30, 2011, respectively. The increase is primarily attributable to the write-off of past due rents that were deemed uncollectible relating to leases that were amended and leases to be terminated on two of our golf tenants.

Loss on lease terminations. Loss on lease terminations were approximately $2.9 million and $3.3 million for the quarter and six months ended June 30, 2012, respectively, as compared to approximately $0.6 million and $1.0 million for the quarter ended June 30, 2011, respectively. The change is attributable to the increase in leases that were terminated for the quarter and six months ended June 30, 2012 as compared to the same periods during 2011.

Loan loss provision. Loan loss provision was approximately $1.7 million for the quarter and six months ended June 30, 2012 as a result of a troubled debt restructuring on a note receivable from one of our golf tenants where we restructured their loan. See “General” – Leases and Loan Amendment” above for additional information.

Depreciation and amortization. Depreciation and amortization expenses were approximately $32.9 million and $65.1 million for the quarter and six months ended June 30, 2012, respectively, as compared to approximately $30.2 million and $60.2 million for the quarter and six months ended June 30, 2011, respectively. The increase is primarily due to new properties acquired during the third and fourth quarters of 2011 and during first quarter of 2012.

Interest and other income (expense). Interest and other expense were approximately $0.2 million and $0.3 million for the quarter and six months ended June 30, 2012, respectively, as compared to approximately ($1.3) million for both the quarter and six months ended June 30, 2011, respectively. We recorded a loss on extinguishment of debt of approximately $1.5 million during the quarter and six months ended June 30, 2011 as a result of prepaying existing debts with proceeds from the senior notes. The loss was primarily the result of the write-off of unamortized loan costs relating to the prepayment of the debts.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $16.7 million and $33.0 million for the quarter and six months ended June 30, 2012, respectively, as compared to approximately $15.7 million and $27.1 million for the quarter and six months ended June 30, 2011. The increase is primarily attributable to the issuance of our senior notes in April 2011 and additional long-term debt obtained subsequent to June 30, 2011.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	Quarter Ended June 30,
	2012	2011	$ Change	% Change

DMC Partnership	$2,699	$2,687	$12	0.5%
Intrawest Venture	(182)	269	(451)	-167.3%
CNLSun I Venture	(311)	(795)	484	60.7%
CNLSun II Venture	(227)	—	(227)	N/A
CNLSun III Venture	298	—	298	N/A

Total	$2,277	$2,161	$116	5.4%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change

DMC Partnership	$5,398	$5,342	$56	1.1%
Intrawest Venture	(111)	709	(820)	-115.6%
CNLSun I Venture	(1,744)	(7,756)	6,012	77.5%
CNLSun II Venture	(743)	—	(743)	N/A
CNLSun III Venture	708	—	708	N/A

Total	$3,508	$(1,705)	$5,213	305.7%

Equity in earnings of unconsolidated entities increased by approximately $0.1 million and $5.2 million for the quarter and six months ended June 30, 2012 as compared to the same periods in 2011, primarily due to the losses that were allocated to us in 2011 in connection with transactional and closing costs associated with our entry to the CNLSun I Venture. In connection with the initial formation of CNLSun I Venture, the venture incurred approximately $10.2 million in non-recurring transaction costs, which contributed to the venture’s net loss for the period and reduced the equity in earnings we recorded. Equity in earnings or losses are allocated using the HLBV method, which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of our distribution preferences.

Discontinued operations. Results from discontinued operations was approximately $0.4 million and $(0.1) million for the quarter and six months ended June 30, 2012, respectively, as compared to approximately $0.2 million and $0.5 million for the quarter and six months ended June 30, 2011, respectively. The increase for the quarter ended June 30, 2012 was attributable to the gain from the sale of two properties, offset by a reduction in operating results of the properties classified as discontinued operations. The decrease for the six months ended June 30, 2012 was attributable to a reduction in operating results of the properties classified as discontinued operations.

Net loss and loss per share of common stock. The increase in net loss and loss per share for the quarter ended June 30, 2012 as compared to the same period in 2011 was primarily attributable to (i) a reduction in rental income of approximately $2.3 million related to a reduction of rental income on 32 golf facilities as a result of the lease modifications as well as lower net operating income in 2012 versus rental income in 2011 from the nine properties that were converted from a leased structure to a managed structure, (ii) an increase in interest expense and loan cost amortization of approximately $1.0 million resulting from the additional long-term debt obtained subsequent to June 30, 2011, (iii) an increase in depreciation expense of approximately $2.6 million, (iv) increase in bad debt expense of approximately $0.5 million relating to one of our golf tenants, (v) increase in loss on lease terminations of approximately $2.3 million on leases that we anticipate terminating during the third quarter of 2012, (vi) increase in asset management fees and general and administrative expenses all totaling approximately $1.9 million due to the growth in the number of properties under management and (vii) an increase in loan loss provision of $1.7 million; offset by an increase in rental income from leased properties and net operating income from managed properties of approximately $7.6 million related to properties acquired subsequent to June 30, 2011.

The increase in net loss and loss per share for the six months ended June 30, 2012 as compared to the same period in 2011 was primarily attributable to (i) a reduction in rental income of approximately $3.2 million related to a reduction of rental income on 32 golf facilities as a result of the lease modifications as well as lower net operating income in 2012 versus rental income in 2011 from the nine properties that were converted from a leased structure to a managed structure, (ii) an increase in interest expense and loan cost amortization of approximately $6.0 million resulting from the issuance of our senior notes and additional long-term debt obtained subsequent to June 30, 2011, (iii) an increase in depreciation expense of approximately $4.9 million, (iv) increase in bad debt expense of approximately $2.5 million primarily attributable to write-off of past due rents in connection with the amending and terminating leases on two of our golf tenants that were deemed uncollectible, (v) increase in loss on lease terminations of approximately $2.3 million on leases that we anticipate terminating during the third quarter of 2012, (vi) increase in asset management fees and general and administrative expenses all totaling approximately $4.6 million due to the growth in the number of properties under management and (vii) an increase in loan loss provision of $1.7 million; offset by (i) an increase in equity in earnings of approximately $5.2 million related to our unconsolidated entities as a result of expensing non-recurring significant initial transaction costs incurred upon the formation of CNLSun I Venture incurred in 2011, (ii) an increase in rental income from leased properties and net operating income from managed properties of approximately $8.9 million related to properties acquired subsequent to June 30, 2011, and (iii) a $4.1 million reduction in acquisition costs and fees as a result of our primary common stock offering ending in April 2011.

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

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the quarter and six months ended June 30, 2012 and 2011 (in thousands except per share data). We adopted the IPA’s definition of MFFO in 2011 and restated our calculation of MFFO for the quarter and six months ended June 30, 2011 based on the IPA’s definition. We also adopted NAREITs revised definition of FFO related to the add back of impairment of real estate assets in 2011 and restated the six months ended June 30, 2011 to present the revised definition:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(19,942)	$(15,733)	$(44,685)	$(36,363)
Adjustments:
Depreciation and amortization (1)	32,851	30,445	65,074	60,699
Impairment of real estate assets (1)	—	—	267	—
Gain on sale of real estate investment	(356)	—	(282)	—
Net effect of FFO adjustment from unconsolidated entities (2)	4,394	5,027	12,429	10,785

Total funds from operations	$16,947	$19,739	$32,803	$35,121

Acquisition fees and expenses (3)	$1,680	$1,985	$2,810	$6,911
Straight-line adjustments for leases and notes receivable (1)(4)	(2,443)	(6,922)	(9,788)	(11,515)
Amortization of above/below market intangible assets and liabilities (1)	18	—	11	2
Loss from early extinguishment of debt (6)	—	1,453	4	1,453
Write-off/impairment of lease related investments (5)	3,566	468	3,566	686
Loan loss provision	1,699	—	1,699	—
Accretion of discounts/amortization of premiums for debt investments	—	213	—	429
MFFO adjustments from unconsolidated entities: (2)
Acquisition fees and expenses	—	—	—	3,251
Straight-line adjustments for leases and notes receivable	33	29	174	(15)
Loss on extinguishment of debt (6)	—	—	—	2,869
Amortization of above/below market intangible assets and liabilities	(5)	—	(10)	(37)

Modified funds from operations	$21,495	$16,965	$31,269	$39,155

Weighted average number of shares of common stock outstanding (basic and diluted)	311,860	304,595	310,548	297,376

FFO per share (basic and diluted)	$0.05	$0.06	$0.11	$0.12

MFFO per share (basic and diluted)	$0.07	$0.06	$0.10	$0.13

FOOTNOTES:

(1)	Includes amounts related to the properties that are classified as assets held for sale and for which the related results are classified as income (loss) from discontinued operations in the accompanying consolidated statements of operations.
(2)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.
(3)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expense, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
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

Total FFO and FFO per share was approximately $16.9 million and $32.8 million or $0.05 and $0.11 for the quarter and six months ended June 30, 2012, respectively, as compared to approximately $19.7 million and $35.1 million or $0.06 and $0.12 for the quarter and six months ended June 30, 2011, respectively. The decrease in FFO for the quarter ended June 30, 2012 was attributable to (i) a reduction in rental income of approximately $2.3 million related to a reduction of rental income on the 32 golf facilities as a result of the lease modification as well as lower net operating income in 2012 versus rental income in 2011 from the nine properties that were recently converted from a leased to managed structure, (ii) an increase in loan loss provision and loss on lease terminations of approximately $4.0 million, (iii) an increase in bad debt expense, asset management fees and general and administrative expense of approximately $2.5 million, (iv) an increase in interest expense and loan costs amortization of approximately $1.0 million resulting from the issuance of additional debt and (v) a decrease in FFO contribution from unconsolidated entities of approximately $0.6 million; offset in part, by (i) an increase in rental income from leased properties and net operating income from managed properties of approximately $7.6 million related to properties acquired subsequent to June 30, 2011.

The decrease in FFO for the six months ended June 30, 2012 was attributable to (i) a reduction in rental income of approximately $3.2 million related to a reduction of rental income on the 32 golf facilities as a result of the lease modification as well as lower net operating income in 2012 versus rental income in 2011 from the nine properties that were recently converted from a leased to managed structure, (ii) an increase in loan loss provision and loss on lease terminations of approximately $4.0 million, (iii) an increase in bad debt expense and asset management fees of approximately $4.6 million, and (iv) an increase in interest expense and loan costs amortization expense of approximately $6.0 million resulting from the issuance of our senior notes in April 2011, additional debt facilities acquired subsequent to June 30, 2011 and the draw down on our revolving line of credit in connection with the acquisitions of nine properties; offset, in part, by (i) a reduction in acquisition fees and expenses of approximately $4.1 million, (ii) an increase in rental income from leased properties and net operating income from managed properties of approximately $8.9 million related to properties acquired subsequent to June 30, 2011, (iii) a reduction in loss from extinguishment of debt of approximately $1.5 million and (iv) an increase in FFO contribution from unconsolidated entities of approximately $1.6 million.

Total MFFO and MFFO per share was approximately $21.5 million or $0.07 for the quarter ended June 30, 2012 as compared to approximately $17.0 million or $0.06 for the quarter ended June 30, 2011. The increase in MFFO and MFFO per share for the quarter ended June 30, 2012 was principally due to an increase in rental income from leased properties (excluding straight-line adjustments for rental income) and net operating income from managed properties of approximately $7.4 million related to properties acquired subsequent to June 30, 2011, offset by an increase in interest expense and loan costs amortization, bad debt expense, asset management fees and general and administrative expenses of approximately $3.5 million.

Total MFFO and MFFO per share was approximately $31.3 million or $0.10 for the six months ended June 30, 2012 as compared to approximately $39.2 million or $0.13 for the six months ended June 30, 2011. The decrease in MFFO and MFFO per share for the six months ended June 30, 2012 was principally due to (i) a reduction of cash rent received of approximately $3.6 million attributable to the lease modification on 32 golf properties, and (ii) an increase in interest expense and loan costs amortization, bad debt expense, asset management fees and general and administrative expenses of approximately $13.0 million, offset by an $8.6 million increase in net cash received on properties acquired subsequent to June 30, 2011.

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(19,942)	$(15,733)	$(44,685)	$(36,363)
Discontinued operations	(402)	(245)	138	(458)
Interest and other (income) expense	(196)	1,274	(291)	1,299
Interest expense and loan cost amortization	16,737	15,750	33,014	27,057
Equity in (earnings) loss of unconsolidated entities (1)	(2,277)	(2,161)	(3,508)	1,705
Loss from early extinguishment of debt	—	1,453	4	1,453
Depreciation and amortization	32,851	30,207	65,074	60,223
Loss on lease terminations	2,925	603	3,293	1,033
Loan loss provision	1,699	—	1,699	—
Straight-line adjustments for leases and notes receivables (2)	(2,443)	(6,922)	(9,788)	(11,515)
Cash distributions from unconsolidated entities (1)	11,599	6,219	23,539	9,849

Adjusted EBITDA	$40,551	$30,445	$68,489	$54,283

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA above.
(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments.

Adjusted EBITDA was approximately $40.6 million for the quarter ended June 30, 2012 as compared to approximately $30.4 million for the quarter ended June 30, 2011, respectively. The increase in adjusted EBITDA of approximately $10.1 million for the quarter ended June 30, 2012 was primarily attributable to (i) an increase in distributions from unconsolidated entities of approximately $5.3 million primarily from our three senior housing joint ventures, (ii) an increase in net cash received of $4.3 million on properties acquired subsequent to June 30, 2011, and (iii) an increase in net operating income from our managed properties of $3.0 million, offset by an increase in bad debt, asset management fees and general and administrative expenses of approximately $2.5 million.

Adjusted EBITDA was approximately $68.5 million for the six months ended June 30, 2012 as compared to approximately $54.3 million for the six months ended June 30, 2011, respectively. The increase in adjusted EBITDA of approximately $14.2 million the quarter and six months ended June 30, 2012 was primarily attributable to (i) an increase in distributions from unconsolidated entities of approximately $13.7 million primarily from our three senior housing joint ventures and (ii) an increase in net cash received of $8.6 million on properties acquired subsequent to June 30, 2011; offset by an increase in bad debt, asset management fees and general and administrative expenses of approximately $7.1 million and a reduction in rental income from leased properties that were transitioned to managed of approximately $1.0 million.

Off Balance Sheet and Other Arrangements

See our annual report on Form 10-K for the year ended December 31, 2011 for a summary of our other off-balance sheet arrangements.

Commitments, Contingencies and Contractual Obligations

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of December 31, 2011:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3 (4)	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$43,903	$224,867	$347,481	$117,219	$733,470

Senior notes	28,750	57,500	57,500	455,248	598,998
Line of credit (Principal and interest) (1)(2)	—	98,613	—	—	98,613
Obligations under capital leases	4,320	2,398	163	—	6,881
Obligations under operating leases (3)	14,227	28,454	28,223	229,387	300,291

Total	$91,200	$411,832	$433,367	$801,854	$1,738,253

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve.
(2)	As of June 30, 2012, we have drawn $95.0 million out of the $115.0 million revolving line of credit in connection with the acquisition of nine properties during the six months ended June 30, 2012.
(3)	This line item represents obligations under ground leases, concession holds and land permits of which the majority are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Capital improvements (1)	$29,289	$1,836	$—	$—	$31,125

Loan commitments	158	—	—	—	158

Total	$29,447	$1,836	$—	$—	$31,283

FOOTNOTES:

(1)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.
(2)	In 2010, we committed to fund two construction loans to two existing borrowers totaling approximately $10.1 million. On September 16, 2011, one of the borrowers repaid its outstanding construction loan of approximately $3.1 million plus interest. As of June 30, 2012 approximately $6.8 million were outstanding on the remaining construction loan.

Estimated Fair Value per Share

In July 2012, we conducted a detailed analysis to estimate our NAV on a per share basis to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. As of August 1, 2012, our Board determined that the estimated NAV per share was $7.31. In determining an estimated fair value of the Company’s shares, the Board of Directors considered various analyses and information, a portion of which was provided by the Company’s advisor. In preparing its value estimate, the Company also consulted an independent valuation advisor.

Valuation Methodology

In estimating our NAV per share, we estimated the value of our investments on an asset-by-asset basis using common appraisal techniques which are widely used for the valuation of real estate assets. The values of our consolidated real estate properties were primarily estimated using a discounted cash flow approach, whereby we forecasted property-level cash flows for a holding period of 10 years. We then estimated the sales value that we would receive in a hypothetical sale at the end of the expected holding period by applying a normalized terminal capitalization rate for each asset to the final year forecasted cash flow. The total cash flows during the 10-year holding period and the estimated sales value were then discounted to August 1, 2012 using discount rates that we believe are appropriate for our assets. Terminal capitalization rates and discount rates differed by asset class and by property within a specific asset class based on their characteristics, growth expectations, cash flow variability, etc. The key assumptions that were used in discounted cash flow models to estimate the fair value of our real properties are set forth in the following table. We did not include any specific premiums for portfolio aggregation, business enterprise or going concern value, although such premiums may be applicable in a merger or bulk sale of our portfolios.

	Property Category			Overall Portfolio
	Lifestyle(1)	Senior Housing	Other (2)		Range
Weighted-Average Exit Cap Rate	8.7%	7.5%	7.9%	8.5%	5.5% -11.0%
Weighted-Average Discount Rate	9.8%	8.4%	9.4%	9.5%	7.0% -12.5%

Cash Flow Compound Annual Growth Rates	Weighted Average Basis	Estimated Holding Period
Lifestyle	2.6%	10 Years
Senior Housing - Managed Properties	3.6%	10 Years
Senior Housing - JV Properties (3)	-4.9%	4 Years
Other	6.6%	10 Years

Overall Portfolio	1.7%	9.5 Years

FOOTNOTES:

(1)	Includes ski and mountain lifestyle, attractions, marinas and golf.
(2)	Includes lodging, DMC Partnership, Intrawest Venture, multifamily and other.
(3)	Includes CNLSunI, II and III Ventures. The weighted-average growth for senior housing JV’s declined due to reductions in preferred return allocations over time. The estimated holding period was less than 10 years due to options our partners has to buy our interest in the ventures at a stated price. We believe that these options will be exercised based on where we believe the values for the underlying assets are trending and have assumed that this occurs during the mid-point of the option period for each respective joint venture.

The fair value of our unconsolidated joint venture investments were estimated with a similar discounted cash flow approach using the estimated cash flows expected to be received from the ventures over the expected holding period. In estimating these cash flows, we considered various distribution and liquidation preferences applicable to each specific venture.

The estimated value of notes receivable and notes payable was determined by discounting the scheduled loan payments using expected current loan interest rates and terms that we believe we would obtain for similar loans in today’s market. For all other relevant assets and liabilities (cash, inventory, receivables, prepaid assets, accounts payable, accrued expenses, etc.), we assumed that the current book values equal the fair value of those assets and liabilities.

To compute our total NAV, the estimated fair value of debt and other liabilities was deducted from the summation of the estimated fair value of properties, joint ventures, notes receivable and other assets to determine the total estimated NAV for the Company as a whole. This amount was then divided by the number of shares outstanding to determine the estimated NAV per share. The following table summarizes the individual components used to estimate fair value:

Consolidated real estate properties	$8.47
Unconsolidated entities	1.56
Mortgages and other notes receivable	0.40
Other assets	0.48
Mortgages and other notes payable	(3.20)
Other liabilities	(0.40)

Estimated per Share Value	$ 7.31

Limitations of the Estimated Fair Value per Share

As mentioned above, we are providing this estimated fair value per share to assist broker dealers in connection with their obligations under applicable FINRA rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under ERISA reporting requirements. We believe that the assumptions employed in the asset appraisals are reasonable and within the ranges used for properties similar to those owned by us and held by investors with similar expectations to our investors. However, a change in the assumptions would impact the calculation of the value of our real estate assets and different parties using different assumptions and estimates could derive a different estimated fair value per share, which could be significantly different from our estimated fair value per share. For example, assuming all other factors remain unchanged, a 5 percent change in the assumed average discount rate would result in a value of $6.78 per share and a 5 percent decrease in the assumed average discount rate would result in a value of $7.90 per share. The estimated fair value per share value established is not necessarily indicative of the price that our shares would trade at on a national securities exchange or the amount a stockholder would obtain if they tried to sell their shares or if we were acquired by another company or we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated fair value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated fair value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	our shares would trade at a price equal to or greater than the estimated fair value per share if we listed them on a national securities exchange; or

•	the methodology used to estimate our fair value per share would be acceptable to FINRA or under ERISA for compliance with its reporting requirements.

The estimated fair value per share was determined by our Board at a special meeting held on August 9, 2012. As previously discussed in the Risks Factors section contained within our prospectus, the value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets as well as broader economic factors. We believe the recent downturn in the economy has depressed the cash flows and value of a certain portion of our assets and therefore the estimated fair value of our shares. We currently expect to update and announce our estimated fair value per share at least every twelve months.

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

The following is a schedule of our fixed and variable debt maturities for the remainder of 2012, each of the next four years, and thereafter (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed-rate debt	$6,098	$14,322	$50,182	$95,778	$82,567	$628,968	$877,915	$842,445
Variable-rate debt (2)	1,806	98,826	20,961	17,332	81,426	7,648	$227,999	221,027	(1)

	$7,904	$113,148	$71,143	$113,110	$163,993	$636,616	$1,105,914	$1,063,472

	2012	2013	2014	2015	2016	Thereafter	Total
Weighted average fixed interest rates of maturities	5.87%	5.95%	8.32%	6.06%	6.01%	6.49%	6.49%

Average interest rate on variable debt	LIBOR or CDOR + 3.33%(4)	LIBOR or CDOR + 3.33%(4)	LIBOR or CDOR + 3.05%(4)	LIBOR + 2.88%(4)	LIBOR + 2.88%(4)	LIBOR + 3.25%(4)

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of June 30, 2012, all of our variable-rate debt in mortgages and notes payable was hedged.
(3)	The estimated fair value of our variable-rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(4)	The 30-day CDOR rate was approximately 1.23% at June 30, 2012. The 30-day LIBOR rate was approximately 0.24% at June 30, 2012.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.1 million for the six months ended June 30, 2012. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Our fixed-rate mortgage and other notes receivable, which totaled $123.1 million and $124.4 million at June 30, 2012 and December 31, 2011, respectively, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $120.3 million at June 30, 2012 and December 31, 2011.

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

Valuations and appraisals of our properties and real estate-related assets are estimates of value and may not necessarily correspond to realizable value. The valuation methodologies used to value our assets will involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent, property operating income and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties and real estate-related assets will be only estimates of value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control. Further, valuations do not necessarily represent the price at which an asset would sell. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to redeem shares of our common stock to the extent such valuations prove to not accurately reflect the true estimate of value. There will be no change to fees paid or payable to the advisor and the managing dealer. Because the price you have paid for our common stock in our offering, and the price at which your shares may be redeemed by us pursuant to our redemption plan are based on our estimated value per share, you may have paid more than realizable value or receive less than realizable value for your investment.

Our value per share is not subject to GAAP, will not be independently audited and will involve subjective judgments by parties involved in valuing our assets and liabilities. Our valuation methodology and our value per share are not subject to GAAP and will not be subject to independent audit. Our value per share may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. The estimated fair value is not intended to be related to any analysis of individual asset values performed for financial statement purposes nor to the values at which individual assets may be carried on financial statements under GAAP. Accordingly, you will be relying entirely on our board of directors to adopt an appropriate valuation methodology and approve an appropriate estimated fair value per share, which may not correspond to realizable value upon a sale of our assets.

No rule, regulation, or industry practice requires that we calculate our value per share in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures. There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our value per share

Our value per share may change over time if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally projected. Subsequent estimated fair values per share may increase or decrease from the initial estimated fair value per share. Actual operating results may differ from what we originally projected, which may cause an increase or decrease in the estimated fair value per share.

We may change the purchase price per share under our distribution reinvestment plan or cease to offer our distribution reinvestment plan entirely. Effective August 9, 2012, as a result of the approval of the Company’s estimated fair value per share, our Board of Directors approved an amendment of our distribution reinvestment plan revising the purchase price per share to 95% of the then-current estimated fair value per share as determined by the Board of Directors from time to time. We cannot assure you that we will continue to allow investors to purchase shares under the distribution reinvestment plan at the current price or offer the distribution reinvestment plan at all.

Although we have adopted an amended redemption plan, we have discretion not to redeem your shares, to suspend the plan and to cease redemptions. Effective August 9, 2012, the Board of Directors approved an amended redemption plan which includes restrictions that limit a stockholders’ ability to have their shares redeemed and changes the basis of the redemption price to the Company’s value per share as determined by the Board of Directors applicable on the date of the redemption request. Except for redemption sought upon death, qualifying disability, bankruptcy or unforeseeable emergency of a stockholder, our stockholders must hold their shares for at least one year before presenting for our consideration all or any portion equal to at least 25% of such shares to us for redemption at varying percentages of the fair value per share on the date of redemption. We limit the number of shares redeemed pursuant to the redemption plan as follows: (i) at no time during any 12-month period, may we redeem more than 5% of the weighted-average shares of our common stock at the beginning of such 12-month period and (ii) during each quarter, redemptions will be limited to an amount determined by our Board Of Directors. There is currently a back-log of redemption requests. The redemption plan has many limitations and you should not rely upon it as a method of selling shares promptly at a desired price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Redemption of Shares and Issuer Purchases of Equity Securities

For the six months ended June 30, 2012, we have outstanding redemption requests of approximately 8.5 million shares. During the six months ended June 30, 2012, approximately 0.2 million shares relating to prior period requests were redeemed and approximately 0.2 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $9.92. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than the price of shares sold to the public in our offerings. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Liquidity and Capital Resources – Common Stock Redemptions.”

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the six months ended June 30, 2012, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased in Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan

April 1, 2012 through April 30, 2012	—	—	—	11,196,205
May 1, 2012 through May 31, 2012	—	—	—	11,196,205
June 1, 2012 through June 30, 2012	176,876	$9.92	176,876	12,362,069	(1)

Total	176,876	$9.92	176,876

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board has determined to redeem or whether there are sufficient proceeds under the redemption plan.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2012.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Second Amended and Restated Redemption Plan (Filed herewith.)

4.2	Second Amended and Restated Distribution Reinvestment Plan (Filed herewith.)

10.1	Amended and Restated Omnibus Lease Resolution Agreement dated April 24, 2012 by and among Premier Golf Management, Inc., Joe R. Munsch, et al. (Filed herewith.)

20.1	Letter to Shareholders dated August 14, 2012. (Filed herewith)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.