Form 10-Q
period 2012-09-30
CNL LIFESTYLE PROPERTIES INC
filed 2012-11-14
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock outstanding as of November 5, 2012 was 314,809,694

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Real estate investment properties, net (including $209,144 and $210,866 related to consolidated variable interest entities, respectively)	$2,176,276	$2,059,288
Investments in unconsolidated entities	298,518	318,158
Mortgages and other notes receivable, net	124,652	124,352
Deferred rent and lease incentives	117,242	94,981
Cash	92,168	162,839
Other assets	66,416	43,453
Restricted cash	45,373	37,877
Intangibles, net	37,766	30,937
Accounts and other receivables, net	23,765	19,201
Asset held for sale	1,401	2,863

Total Assets	$2,983,577	$2,893,949

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $81,343 and $82,376 related to non-recourse debt of consolidated variable interest entities, respectively)	$623,687	$530,855
Senior notes, net of discount	394,025	393,782
Line of credit	75,000	—
Accounts payable and accrued expenses	46,666	32,158
Other liabilities	41,056	32,174
Security deposits	13,602	13,880
Due to affiliates	947	1,120

Total Liabilities	1,194,983	1,003,969

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 335,267 and 328,884 shares issued and 314,842 and 309,215 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	3,148	3,092
Capital in excess of par value	2,792,680	2,743,972
Accumulated deficit	(94,445)	(73,373)
Accumulated distributions	(904,523)	(774,259)
Accumulated other comprehensive loss	(8,266)	(9,452)

Total Stockholders’ Equity	1,788,594	1,889,980

Total Liabilities and Stockholders’ Equity	$2,983,577	$2,893,949

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$38,880	$40,237	$123,040	$128,665
Property operating revenues	133,943	110,997	254,303	203,831
Interest income on mortgages and other notes receivable	3,199	3,244	9,468	9,764

Total revenues	176,022	154,478	386,811	342,260

Expenses:
Property operating expenses	79,106	66,067	190,820	159,558
Asset management fees to advisor	9,102	7,985	26,571	23,296
General and administrative	5,801	4,640	15,154	11,605
Ground lease and permit fees	3,665	3,108	10,801	10,556
Acquisition fees and costs	570	2,766	3,380	9,677
Other operating expenses	1,329	2,581	5,692	5,141
Bad debt expense	1,645	451	4,739	1,057
Loss (recovery) on lease termination	(67)	5,273	3,226	6,306
Impairment provision	—	3,199	—	3,199
Loan Loss provision	—	—	1,699	—
Depreciation and amortization	35,245	30,476	100,319	90,699

Total expenses	136,396	126,546	362,401	321,094

Operating income	39,626	27,932	24,410	21,166

Other income (expense):
Interest and other income (expense)	285	(298)	460	(1,596)
Interest expense and loan cost amortization	(18,393)	(16,395)	(51,407)	(43,451)
Equity in earnings (loss) of unconsolidated entities	2,266	926	5,774	(779)

Total other expense	(15,842)	(15,767)	(45,173)	(45,826)

Income (loss) from continuing operations	23,784	12,165	(20,763)	(24,660)
Discontinued operations	(171)	(13,404)	(309)	(12,942)

Net income (loss)	$23,613	$(1,239)	$(21,072)	$(37,602)

Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$0.08	$0.04	$(0.07)	$(0.08)
Discontinued operations	0.00	(0.04)	0.00	(0.04)

Earnings (loss) per share	$0.08	$(0.00)	$(0.07)	$(0.12)

Weighted average number of shares of common stock outstanding (basic and diluted)	313,250	306,344	311,455	300,387

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

For the Quarter and Nine Months Ended September 30, 2012 and 2011

(UNAUDITED)

(in thousands except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income (loss)	$23,613	$(1,239)	$(21,072)	$(37,602)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	960	(1,420)	843	(867)
Changes in fair value of cash flow hedges:
Unrealized loss arising during the period	(245)	(3,466)	(898)	(4,796)
Amortization of loss on termination of cash flow hedges	414	413	1,241	1,240

Total other comprehensive income (loss)	1,129	(4,473)	1,186	(4,423)

Total comprehensive income (loss)	$24,742	$(5,712)	$(19,886)	$(42,025)

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011

(UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in			Accumulated Other	Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Earnings	Accumulated Distributions	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2010	284,687	$2,847	$2,523,405	$(3,763)	$(585,812)	$(5,637)	$1,931,040
Subscriptions received for common stock through public offering and reinvestment plan	27,585	276	270,775	—	—	—	271,051
Redemption of common stock	(3,057)	(31)	(29,969)	—	—	—	(30,000)
Stock issuance and offering costs	—	—	(20,239)	—	—	—	(20,239)
Net loss	—	—	—	(69,610)	—	—	(69,610)
Distributions, declared and paid ($0.6252 per share) including reinvested amounts	—	—	—	—	(188,447)	—	(188,447)
Foreign currency translation adjustment	—	—	—	—	—	(585)	(585)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,626	1,626
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications	—	—	—	—	—	(4,856)	(4,856)

Balance at December 31, 2011	309,215	$3,092	$2,743,972	$(73,373)	$(774,259)	$(9,452)	$1,889,980

Subscriptions received for common stock through reinvestment plan	6,383	64	55,200	—	—	—	55,264
Redemption of common stock	(756)	(8)	(6,492)	—	—	—	(6,500)
Net loss	—	—	—	(21,072)	—		(21,072)
Distributions, declared and paid ($0.41885 per share) including reinvested amounts	—	—	—	—	(130,264)	—	(130,264)
Foreign currency translation adjustment	—	—	—	—	—	843	843
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,241	1,241
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 10)	—	—	—	—	—	(898)	(898)

Balance at September 30, 2012	314,842	$3,148	$2,792,680	$(94,445)	$(904,523)	$(8,266)	$1,788,594

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net cash provided by operating activities	$82,799	$92,873

Investing activities:
Acquisition of properties	(168,650)	(98,467)
Capital expenditures	(49,154)	(32,891)
Proceeds from disposal of assets	24	4
Investments in and contributions to unconsolidated entities	(3,625)	(153,518)
Distributions from unconsolidated entities	3,445	7,309
Deposits on real estate investments	—	(7,600)
Issuance of mortgage loans receivable	(324)	(2,670)
Acquisition fees on mortgage notes receivable	—	(50)
Principal payments received on mortgage loans receivable	29	8,615
Changes in restricted cash	(9,055)	(6,585)

Net cash used in investing activities	(227,310)	(285,853)

Financing activities:
Offering proceeds	—	187,539
Redemptions of common stock	(6,500)	(22,500)
Distributions to stockholders, net of distributions reinvested	(75,000)	(77,926)
Stock issuance costs	—	(20,938)
Proceeds under line of credit	150,000	—
Proceeds from mortgage loans and other notes payable	122,300	116,000
Proceeds from unsecured senior notes	—	396,996
Principal payments on mortgage loans and senior notes	(30,237)	(188,391)
Principal payments on capital leases	(2,271)	(3,440)
Payment of loan costs	(9,484)	(23,778)
Principal payments on line of credit	(75,000)	(58,000)

Net cash provided by financing activities	73,808	305,562

Effect of exchange rate fluctuations on cash	32	(277)

Net increase (decrease) in cash	(70,671)	112,305
Cash at beginning of period	162,839	200,517

Cash at end of period	$92,168	$312,822

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

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

As of September 30, 2012, the Company owned 177 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, golf facilities, senior housing, attractions, marinas and additional lifestyle properties. Fifty of these 177 properties are owned through unconsolidated joint ventures and three are located in Canada. As of September 30, 2012, the Company has fully invested its net offering proceeds but it anticipates continuing to raise capital through its distribution reinvestment plan (“DRP”) and will use such proceeds to make additional new investments and enhancements to its existing portfolio. Additionally, the Company may make selected dispositions and reinvest those proceeds in other income producing investment opportunities or other permitted investments in order to maximize the growth and value of its portfolio.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the nine months ended September 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

2.	Significant Accounting Policies (continued):

Reclassifications — Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net loss or stockholders’ equity. The results of operations of the real estate properties that are classified as held for sale, along with properties sold during the period, are reflected in discontinued operations for all periods presented.

Recent Accounting Pronouncements — In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other (Topic 350).” This ASU provides an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired and to determine whether it should perform a quantitative impairment test. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material effect on the Company’s financial statements and disclosures.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (Topic 210).” This ASU also serves to amend the disclosure requirements in FASB ASU 815, “Derivatives and Hedging.” This ASU will require companies to provide both net amounts (those that are offset) and gross information (as if amounts are not offset) in notes to the financial statements. This ASU is effective for interim and annual periods beginning after January 1, 2013. Because this ASU impacts presentation only, it will have no effect on the Company’s financial condition.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

3.	Acquisitions:

Consolidated Entities — During the nine months ended September 30, 2012, the Company acquired the following properties (in thousands):

Product/Description	Location	Date of Acquisition	Purchase Price
Solomon Dogwood Forest Alpharetta — One senior housing property	Georgia	4/30/2012	$15,300
Solomon Dogwood Forest Fayetteville — One senior housing property	Georgia	4/30/2012	12,900
Solomon Dogwood Forest Gainesville — One senior housing property	Georgia	4/30/2012	38,800
Solomon Dogwood Forest Stockbridge — One senior housing property	Georgia	4/30/2012	12,800
Godfrey — One senior housing property	Illinois	5/7/2012	11,000
Amber Ridge Memory Care — One senior housing property	Illinois	6/29/2012	6,900
Amber Ridge Assisted Living — One senior housing property	Illinois	6/29/2012	3,600
The Lodge — One senior housing property	Nevada	6/29/2012	15,500
Rapids Waterpark — One attractions property	Florida	6/29/2012	51,850

			$168,650

The eight senior housing properties are operated under management agreements with third-party management operators for an initial term of five to 10 years, with renewal options. The one attractions property is subject to a long-term triple-net lease for an initial term of 20 years with renewal options.

The following summarizes the allocation of the purchase price for the above properties and the estimated fair values of the assets acquired (in thousands):

Total Purchase Price Allocation
Land and land improvements	$26,850
Buildings	103,420
Equipment	25,750
In-place lease intangibles (1)	6,500
Trade name intangibles	4,434
Other assets	1,696

Net assets acquired	$168,650

FOOTNOTE:

(1)	The weighted-average amortization period for in-place lease intangible is two years as of the date of acquisition.

The revenue and net operating income (loss) attributable to these newly acquired properties included in the Company’s condensed consolidated statements of operations were approximately $8.0 million and ($0.2) million for the quarter ended September 30, 2012 and $11.1 million and ($1.1) million for the nine months ended September 30, 2012, respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

3.	Acquisitions (continued):

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties were acquired as of January 1, 2011 and owned during the quarter and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$176,022	$161,931	$398,409	$364,152
Expenses (1)	136,394	132,922	370,963	341,410
Other expense	(15,842)	(15,767)	(45,173)	(45,826)

Net income (loss)	$23,786	$13,242	$(17,727)	$(23,084)

Earnings (loss) per share of common stock (basic and diluted)	$0.08	$0.04	$(0.06)	$(0.08)

Weighted average number of shares of common stock outstanding (basic and diluted)	313,250	306,344	311,455	300,387

FOOTNOTE:

(1)

The pro forma for the nine months ended September 30, 2012, was adjusted to exclude approximately $1.2 million of acquisition related expenses incurred in 2012. The pro forma for the nine months ended September 30, 2011, was adjusted to include these charges as if they were incurred on January 1, 2011.

4.	Real Estate Investment Properties, net:

As of September 30, 2012 and December 31, 2011, real estate investment properties consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Land and land improvements	$1,046,498	$1,012,132
Leasehold interests and improvements	316,428	314,334
Buildings	829,424	718,470
Equipment	602,527	536,935
Less: accumulated depreciation and amortization	(618,601)	(522,583)

	$2,176,276	$2,059,288

The Company had depreciation and amortization expense of approximately $33.3 million and $95.8 million for the quarter and nine months ended September 30, 2012, respectively, and $30.1 million and $90.3 million for the quarter and nine months ended September 30, 2011, respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

5.	Intangible Assets, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	September 30, 2012 Net Book Value
In-place leases	$32,009	$(9,585)	$22,424
Trade name	10,798	(1,471)	9,327
Trade name	6,015	—	6,015

Total	$48,822	$(11,056)	$37,766

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	December 31, 2011 Net Book Value
In-place leases	$25,249	$(5,410)	$19,839
Trade name	10,798	(1,281)	9,517
Trade name	1,581	—	1,581

Total	$37,628	$(6,691)	$30,937

Amortization expense was approximately $2.0 million and $4.5 million for the quarter and nine months ended September 30, 2012, respectively, and $0.5 million and $1.1 million for the quarter and nine months ended September 30, 2011, respectively. The Company wrote off approximately $0.5 million and $0.2 million of in-place lease intangibles related to lease terminations during the nine months ended September 30, 2012 and 2011, respectively.

The estimated future amortization expense for the Company’s finite-lived intangible assets, as of September 30, 2012 is as follows (in thousands):

2012	$1,761
2013	5,194
2014	1,381
2015	1,160
2016	1,160
Thereafter	21,095

Total	$31,751

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

6.	Discontinued Operations:

The Company classified the revenues and expenses related to four real estate properties sold during 2012 and 2011 and the one remaining property considered as held for sale as of September 30, 2012, as discontinued operations in the unaudited condensed consolidated statements of operations. The table is a summary of loss from discontinued operations for the quarter and nine months ended September 30, 2012 and 2011 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$3	$617	$3	$2,494
Expenses	(154)	(277)	(332)	(934)
Depreciation and amortization	—	(189)	—	(666)
Impairment provision	—	(13,492)	(267)	(13,492)

Operating loss	(151)	(13,341)	(596)	(12,598)
Total other income (expense)	(20)	(63)	287	(344)

Loss from discontinued operations	$(171)	$(13,404)	$(309)	$(12,942)

7.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs — The Company has five wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to potential future buy-out options held by the respective tenants. Three tenants’ buy-out options were exercisable as of September 30, 2012 and are exercisable through March 2026, the date of lease expiration. At September 30, 2012, the tenants have not elected to exercise the buy-out options. The remaining two buy-out options become exercisable in 2014. In addition, two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying unaudited condensed consolidated financial statements.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	September 30, 2012	December 31, 2011
Assets
Real estate investment properties, net	$209,144	$210,866
Other assets	$38,006	$31,319
Liabilities
Mortgages and other notes payable	$81,343	$82,376
Other liabilities	$15,106	$17,225

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (continued):

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities, which totaled approximately $150.7 million and $142.6 million as of September 30, 2012 and December 31, 2011, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities — The Company also holds ownership in five ventures, the DMC Partnership, the Intrawest Venture, CNLSun I Venture, CNLSun II Venture and CNLSun III Venture. Of these, the Intrawest Venture was deemed a VIE in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partners, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is primarily limited to the carrying amount of its investment in the venture, which totaled approximately $29.4 million and $30.4 million as of September 30, 2012 and December 31, 2011, respectively.

In August 2012, one of the DMC Partnership’s loans with an outstanding principal balance of approximately $13.0 million matured and the DMC Partnership refinanced the loan with a new third-party lender. The new loan bears interest at 30-day LIBOR plus 2.55% and matures on September 1, 2014.

The following tables present financial information for the Company’s unconsolidated entities for the quarter and nine months ended September 30, 2012 and 2011, and as of September 30, 2012 and December 31, 2011 (in thousands):

Summarized operating data:

	Quarter Ended September 30, 2012
	DMC Partnership		Intrawest Venture	CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total
Revenues	$6,870		$3,705	$34,798	$9,520	$11,015	$65,908
Property operating expenses	(2,406	)(4)	(1,524)	(22,134)	(6,866)	(7,404)	(40,334)
Depreciation and amortization	(2,269)		(953)	(5,564)	(1,181)	(1,694)	(11,661)
Interest expense	(2,071)		(1,349)	(8,194)	(1,248)	(1,465)	(14,327)
Interest and other income (expense)	(17)		42	—	(368)	(1)	(344)

Net income (loss)	$107		$(79)	$(1,094)	$(143)	$451	$(758)

Loss allocable to other venture partners (1)	$(985)		$(404)	$(2,019)	$(622)	$(126)	$(4,156)

Income allocable to the Company (1)	$1,092		$325	$925	$479	$577	$3,398
Amortization of capitalized costs	(120)		(58)	(652)	(215)	(87)	(1,132)

Equity in earnings of unconsolidated entities	$972		$267	$273	$264	$490	$2,266

Distribution declared to the Company	$2,851		$1,143	$3,952	$1,860	$841	$10,647

Distributions received by the Company	$—		$397	$3,909	$563	$833	$5,702

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (continued):

Summarized operating data:

	Quarter Ended September 30, 2011
	DMC Partnership	Intrawest Venture	CNLSun I Venture (2)	CNLSun II Venture (2)	Total
Revenues	$6,872	$3,815	$32,988	$5,664	$49,339
Property operating expenses	(226)	(1,553)	(21,837)	(4,190)	(27,806)
Depreciation and amortization	(2,244)	(1,028)	(6,647)	(785)	(10,704)
Interest expense	(2,136)	(1,383)	(8,197)	(821)	(12,537)
Interest and other income (expense)	4	33	(17)	(735)	(715)

Net income (loss)	$2,270	$(116)	$(3,710)	$(867)	$(2,423)

Loss allocable to other venture partners (1)	$(576)	$(405)	$(3,047)	$(260)	$(4,288)

Income (loss) allocable to the Company (1)	$2,846	$289	$(663)	$(607)	$1,865
Amortization of capitalized costs	(122)	(58)	(652)	(107)	(939)

Equity in earnings (loss) of unconsolidated entities	$2,724	$231	$(1,315)	$(714)	$926

Distribution declared to the Company	$2,607	$685	$3,909	$413	$7,614

Distributions received by the Company	$2,577	$761	$3,867	$—	$7,205

	Nine Months Ended September 30, 2012
	DMC Partnership	Intrawest Venture	CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total
Revenues	$20,989	$11,236	$102,772	$27,655	$32,178	$194,830
Property operating expenses	(2,675)	(5,166)	(66,108)	(19,988)	(21,875)	(115,812)
Depreciation and amortization	(6,763)	(2,962)	(17,361)	(3,869)	(5,003)	(35,958)
Interest expense	(6,230)	(4,044)	(24,420)	(3,651)	(4,394)	(42,739)
Interest and other income (expense)	7	108	362	(368)	32	141

Net income (loss)	$5,328	$(828)	$(4,755)	$(221)	$938	$462

Loss allocable to other venture partners (1)	$(1,405)	$(1,159)	$(5,241)	$(388)	$(519)	$(8,712)

Income (loss) allocable to the Company (1)	$6,733	$331	$486	$167	$1,457	$9,174
Amortization of capitalized costs	(363)	(175)	(1,957)	(646)	(259)	(3,400)

Equity in earnings (loss) of unconsolidated entities	$6,370	$156	$(1,471)	$(479)	$1,198	$5,774

Distribution declared to the Company	$8,493	$2,007	$11,756	$4,566 (3)	$4,470 (3)	$31,292

Distributions received by the Company	$8,501	$1,283	$11,713	$3,329 (3)	$4,415 (3)	$29,241

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (continued):

Summarized operating data:

	Nine Months Ended September 30, 2011
	DMC Partnership	Intrawest Venture	CNLSun I Venture (2)	CNLSun II Venture (2)	Total
Revenues	$20,610	$11,484	$94,757	$5,664	$132,515
Property operating expenses	(588)	(4,627)	(61,335)	(4,190)	(70,740)
Depreciation and amortization	(6,681)	(3,075)	(19,500)	(785)	(30,041)
Interest expense	(6,376)	(4,153)	(23,243)	(821)	(34,593)
Interest and other income (expense)	17	159	(10,196)	(735)	(10,755)

Net income (loss)	$6,982	$(212)	$(19,517)	$(867)	$(13,614)

Loss allocable to other venture partners (1)	$(1,450)	$(1,327)	$(12,294)	$(260)	$(15,331)

Income (loss) allocable to the Company (1)	$8,432	$1,115	$(7,223)	$(607)	$1,717
Amortization of capitalized costs	(365)	(175)	(1,849)	(107)	(2,496)

Equity in earnings (loss) of unconsolidated entities	$8,067	$940	$(9,072)	$(714)	$(779)

Distribution declared to the Company	$7,962	$1,859	$11,218	$413	$21,452

Distributions received by the Company	$8,344	$1,401	$7,309	$—	$17,054

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)	Represents operating data from the date of acquisition through the end of the period presented.
(3)

Includes approximately $1.8 million and $2.5 million in distributions representing our respective preferred return on CNLSun II and CNLSun III ventures, respectively, in accordance with the venture agreements and approximately $1.5 million and $1.9 million in return of capital on CNLSun II and CNLSun III, respectively, for the nine months ended September 30, 2012.

(4)	During the quarter ended September 30, 2012, the DMC Partnership incurred approximately $2.3 million in acquisition costs relating to a potential acquisition that was ultimately not pursed.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (continued):

Summarized balance sheet data:

	As of September 30, 2012
	DMC Partnership	Intrawest Venture	CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total
Real estate assets, net	$238,062	$89,018	$598,679	$123,269	$163,820	$1,212,848
Intangible assets, net	6,562	979	2,953	—	36	10,530
Other assets	6,191	14,560	27,853	7,070	9,703	65,377
Mortgages and other notes payable	136,295	74,463	434,940	104,549	120,000	870,247
Other liabilities	4,507	15,336	20,497	6,237	8,457	55,034
Partners’ capital	110,013	14,758	174,048	19,553	45,102	363,474
Carrying amount of investment (1)	107,849	29,370	111,752	15,978	33,569	298,518
Company’s ownership percentage (1)	82.0%	80.0%	60.0%	70.0%	67.9%

	As of December 31, 2011
	DMC Partnership	Intrawest Venture	CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total
Real estate assets, net	$241,606	$90,748	$614,548	$126,488	$164,642	$1,238,032
Intangible assets, net	6,797	1,123	2,617	419	874	11,830
Other assets	6,480	12,582	28,757	7,223	9,718	64,760
Mortgages and other notes payable	138,533	74,823	434,940	104,549	120,000	872,845
Other liabilities	4,633	12,746	21,258	4,586	5,693	48,916
Partners’ capital	111,717	16,884	189,724	24,995	49,541	392,861
Carrying amount of investment (1)	108,101	30,415	123,072	19,785	36,785	318,158
Company’s ownership percentage (1)	82.0%	80.0%	60.0%	70.0%	67.9%

FOOTNOTE:

(1)	As of September 30, 2012 and December 31, 2011, the Company’s share of partners’ capital determined under HLBV was approximately $276.0 million and $294.5 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $22.5 million and $23.6 million, respectively.

8.	Mortgages and Other Notes Receivable:

In April 2012, the Company restructured a $6 million outstanding working capital line of credit receivable with a borrower that was having financial difficulties into a $6 million term loan. As part of the restructure, the Company reduced the interest rate from a fixed rate of 11% per annum to a rate of LIBOR plus 4% per annum and extended the maturity date from November 2013 to December 2016, with no payments of principal or interest required until January 2014. The borrower has an option to extend the maturity date to December 2021, subject to certain terms and conditions. The Company recorded a loan loss provision under this troubled debt restructure of approximately $1.7 million representing the difference between the expected future cash flows discounted at the original loan’s effective interest rate and the net carrying value of the loan.

In July 2012, the Company committed to advance an additional $0.8 million to one of its existing borrowers for property-related improvements. The $0.8 million loan has a fixed annual interest rate of 10.0% with monthly payments of interest only and matures on September 30, 2022. Concurrently, the Company extended the maturity of the existing borrower’s two other loans to be co-terminus with the $0.8 million loan from September 30, 2017 to September 30, 2022. As of September 30, 2012, the Company has funded approximately $0.3 million.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

8.	Mortgages and Other Notes Receivable (continued):

In August 2012, the Company granted a two year extension on two of its existing loans that matured in September 2012 with a new maturity date of September 1, 2014. All other terms of the loan remained substantially the same with the exception of no prepayment fees with a 90 days notice.

The fair market value and carrying value of the Company’s mortgages and other notes receivable was approximately $121.8 million and $120.3 million as of September 30, 2012 and December 31, 2011, respectively, based on discounted cash flows for each individual instrument based on market interest rates as of September 30, 2012 and December 31, 2011, respectively. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts and other receivables approximates the carrying value as of September 30, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

9.	Indebtedness:

Mortgages and Other Notes Payable — During the nine months ended September 30, 2012, the Company obtained the following fixed-rate loans (in thousands):

	Monthly Payment Terms (Loan Collateral)	Interest Rate	Date of Agreement	Maturity Date	Principal Amount
Mortgage debt (1)	Monthly principal and interest	4.4%-4.5%	2/28/2012	10/5/2018	$17,500
	(three senior housing properties)
Mortgage debt (1)	Monthly principal and interest	6.00%	3/2/2012	4/5/2017	13,300
	(one ski and mountain resort lifestyle property)
Mortgage debt	Monthly principal and interest	6.00%	5/1/2012	4/30/2018	45,000
	(one attractions property)
Mortgage debt	Monthly principal and interest	3.79%	6/29/2012	7/1/2019	46,500
	(four senior housing properties)

				Total	$122,300

FOOTNOTE:

(1)	These loans are cross-collateralized with the collateral of two of the Company’s existing loans, one of which resulted in an extension of maturity to April 5, 2017.

The Company repaid $14.4 million of sellers financing, when it matured in March 2012. Additional sellers financing of $37.6 million was extended with a new maturity date of December 31, 2014. This loan has an annual fixed interest rate of 8.0% that increases to 9.5% and requires monthly payments of interest only. In May 2012, the Company prepaid $3.0 million of the remaining $37.6 million seller financing.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

9.	Indebtedness (continued):

Line of Credit — In August 2012, the Company refinanced its revolving line of credit with a new revolving credit facility with total borrowing capacity of $125.0 million. The new revolving credit facility bears interest (a) between LIBOR plus 3.0% and LIBOR plus 3.75% or (b) between a base rate (the greater of the prime rate and the federal funds rate) plus 2.0% and a base rate plus 2.75%; both LIBOR and base rate pricing are contingent upon certain leverage ratios. The new revolving credit facility matures in August 2015 and is collateralized by certain of the Company’s lifestyle properties. The facility contains customary affirmative financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total asset ratio. As of September 30, 2012, the Company was in compliance with the aforementioned financial covenants and ratios.

The fair market value and carrying value of the mortgage notes, senior notes and other notes payable were approximately $1,073.4 million and $1,092.7 million, respectively, as of September 30, 2012, and $847.1 million and $924.6 million, respectively, as of December 31, 2011 based on then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of September 30, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

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

The Company has five interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2012 and December 31, 2011, which are included in other liabilities in the accompanying unaudited condensed consolidated balance sheets (in thousands):

						Fair Value Liability
Notional Amount	Strike		Credit Spread (1)	Trade Date	Maturity Date	September 30, 2012	December 31, 2011
$63,308	1.9%		1.3%	12/6/2010	1/2/2016	$(2,634)	$(2,129)
$9,149	3.6%		3.3%	9/28/2009	9/1/2019	$(1,309)	$(1,136)
$18,833(2)	2.7	%(2)	3.7%	12/1/2009	12/1/2014	$(553)	$(796)
$16,575	2.2%		4.5%	1/13/2011	12/31/2015	$(833)	$(762)
$25,000	1.3%		3.0%	8/30/2011	8/28/2016	$(780)	$(361)

FOOTNOTES:

(1)	The strike rate does not include the credit spread on each of the notional amounts.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

10.	Derivative Instruments and Hedging Activities (continued):

(2)

The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.4%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of $1.02 and $0.98 Canadian dollars for $1.00 U.S. dollar on September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

11.	Fair Value Measurements:

The Company is making an accounting policy election to use the exception in ASU 820-10-35-18D with respect to measuring fair value of a group of financial assets and financial liabilities entered into with a particular counterparty, where the Company reports the net exposure to the credit risk of that counterparty.

The Company has one investment property that was classified as asset held for sale and was carried at fair value as of September 30, 2012. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, management’s estimated cash flows over various holding periods, discounted using a range of estimated capitalization rates.

The Company’s derivative instruments are valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks) and are classified as Level 2 in the fair value hierarchy. The valuation of derivative instruments also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation, and therefore the Company considers its derivative instruments to be classified as Level 2. The fair value of such instruments is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of September 30, 2012 and December 31, 2011, as follows (in thousands):

	Fair Value Measurement as of September 30, 2012	Level 1	Level 2	Level 3
Assets:
Asset held for sale carried at fair value	$1,401	$—	$—	$1,401

Liabilities:
Derivative instruments	$6,109	$—	$6,109	$—

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

11.	Fair Value Measurements (continued):

	Fair Value Measurement as of December 31, 2011	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$2,863	$—	$—	$2,863

Liabilities:
Derivative instruments	$5,184	$—	$5,184	$—

The following information details the changes in the fair value measurements using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 (in thousands):

Assets
Balance at December 31, 2011	$2,863
Adjustment to impairment provision	(267)
Fair value of the properties sold	(1,195)

Balance as of September 30, 2012	$1,401

12.	Related Party Arrangements:

For the quarter and nine months ended September 30, 2012 and 2011, the Advisor and former advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Acquisition fees:
Acquisition fees from offering proceeds and dividend distribution reinvestment plan	$326	$409	$1,465	$6,837
Acquisition fees from debt proceeds	—	4,386	5,112	19,566

Total	326	4,795	6,577	26,403

Asset management fees	9,102	7,985	26,571	23,296

Reimbursable expenses:
Offering costs	—	93	—	1,179
Acquisition costs	52	39	229	161
Operating expenses	2,189	2,515	6,348	8,453

Total	2,241	2,647	6,577	9,793

Total fees earned and reimbursable expenses	$11,669	$15,427	$39,725	$59,492

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

12.	Related Party Arrangements (continued):

The Company incurred the following fees to related parties in connection with shares sold through its public offerings. In April 2011, the Company completed its third and final public offering. As a result, there are no fees to related parties in connection with shares sold for the quarter and nine months ended September 30, 2012 (in thousands):

	Quarter Ended September 30, 2012	Quarter Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Selling commissions	$—	$—	$—	$12,855
Marketing support fee and due diligence expense reimbursements	—	—	—	5,520

Total	$—	$—	$—	$18,375

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	September 30, 2012	December 31, 2011
Due to the Advisor and its affiliates:
Offering expenses	$—	$24
Operating expenses	606	619
Acquisition fees and expenses	341	477

Total due to affiliates	$947	$1,120

The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended September 30, 2012, operating expenses did not exceed the Expense Cap.

The Company also maintains accounts at a bank in which the Company’s chairman and former vice-chairman serve as directors. The Company had deposits at that bank of approximately $5.0 million and $4.4 million as of September 30, 2012 and December 31, 2011, respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

13.	Stockholders’ Equity:

Distribution Reinvestment Plan — The Company’s DRP was initially available at $9.50 per share. In accordance with the DRP, in the event that the Company’s Board of Directors determines a new estimated fair value of its common stock, shares of the Company’s common stock would thereafter be sold pursuant to the DRP at a price determined by the Board of Directors, which price shall not be less than 95% of the estimated fair value of a share of the Company’s common stock. On August 1, 2012, in order to comply with requirements that became applicable once the Company completed its offerings, the Company’s Board of Directors determined its estimated net asset value (“NAV”) per share was $7.31. Accordingly, effective August 9, 2012, under the DRP, beginning with reinvestments made after August 9, 2012, and until the Company announces a new price, the DRP shares will now be offered at $6.95, which represents a 5% discount to the new estimated fair value of $7.31 per share. For the nine months ended September 30, 2012, the Company received aggregate proceeds of approximately $55.3 million (representing 6.4 million shares) through its DRP.

Distributions — On August 9, 2012, the Company’s Board of Directors approved a reduction in quarterly distributions to $0.10625 per share, effective during the quarter ended September 30, 2012. For the nine months ended September 30, 2012 and 2011, the Company declared and paid distributions of approximately $130.3 million ($0.41885 per share) and $140.3 million ($0.4689 per share), respectively.

Redemption of Shares — For shareholders redeemed prior to August 1, 2012, the redemption price per share was a percentage of the offering price; and the applicable percentage was based on the number of years the stockholder held the shares as of the date of the redemption request (the “Redemption Percentage”). For those redeemed after August 1, 2012, pursuant to the Third Amended and Restated Redemption Plan (the “Redemption Plan”), the redemption price per share is based on the applicable Redemption Percentage of the Company’s estimated value per share on the date the redemption is effected. Pursuant to the Redemption Plan shareholders may not request redemption of less than 25% of their shares. The amount redeemed on a quarterly basis, if any, is determined by the Board of Directors in its sole discretion. In February 2012, the Company’s Board of Directors approved redemptions of up to $1.75 million per calendar quarter. On August 9, 2012, the Board of Directors approved an increase of the redemption amount to the lesser of (i) $3.0 million per calendar quarter or (ii) the amount of aggregate proceeds available under the Company’s DRP, effective as of the third quarter of 2012. The following details the activity of the pending redemption requests for the nine months ended September 30, 2012 (in thousands except per share data):

2012 Quarters	First	Second	Third	Year-To-Date
Requests in queue	6,419	7,763	8,512	6,419
Redemptions requested	1,574	1,010	1,064	3,648
Shares redeemed:
Prior period requests	(4)	(177)	(245)	(426)
Current period requests	(172)	—	(158)	(330)
Adjustments (1)	(54)	(84)	(317)	(455)

Pending redemption requests (2)	7,763	8,512	8,856	8,856

Average price paid per share	$9.92	$9.92	$7.31	$9.92

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements:

The Company had issued senior obligations which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional.

In June 2012, the Company revised the classification of intercompany financing with its consolidated subsidiaries on its condensed consolidated statement of cash flows to present them correctly as cash flows from investing activities. These amounts were previously classified as cash flows from financing activities. As other prior period financial information is presented the Company will similarly revise the unaudited condensed consolidated statement of cash flows in its future filings. The Company has determined that these revisions are not material to the related financial statements. The impact of these revisions (which eliminate in consolidation) are to increase (decrease) cash inflows from investing activities and increase (decrease) cash inflows from financing activities for the Issuer as follows (in thousands):

For the years ended:
December 31, 2011	$(384,226)
December 31, 2010	$(114,389)
December 31, 2009	$(20,484)

For the:
Three months ended March 31, 2012	$30,261
Nine months ended September 30, 2011	$(322,691)
Six months ended June 30, 2011	$(322,980)
Three months ended March 31, 2011	$(99,223)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (continued):

The following summarizes the Company’s unaudited condensed consolidating balance sheet as of September 30, 2012 and December 31, 2011, statement of operations, statement of comprehensive income (loss) and statement of cash flows for the nine months ended September 30, 2012 and 2011 (in thousands):

Condensed Consolidating Balance Sheet:

	As of September 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Real estate investment properties, net	$—	$1,077,424	$1,098,852	$—	$2,176,276
Investments in unconsolidated entities	—	298,518	—	—	298,518
Investments in subsidiaries	2,144,994	1,572,852	813,131	(4,530,977)	—
Cash	38,778	19,125	34,265	—	92,168
Mortgages and other notes receivable, net	—	97,605	121,101	(94,054)	124,652
Deferred rent and lease incentives	—	91,663	25,579	—	117,242
Other assets	14,592	19,435	32,389	—	66,416
Restricted cash	185	22,244	22,944	—	45,373
Intangibles, net	—	17,974	19,792	—	37,766
Accounts and other receivables, net	—	10,340	13,425	—	23,765
Assets held for sale	—	1,401	—	—	1,401

Total Assets	$2,198,549	$3,228,581	$2,181,478	$(4,625,031)	$2,983,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$—	$258,140	$431,349	$(65,802)	$623,687
Senior notes, net of discount	394,025	—	—	—	394,025
Line of credit	—	75,000	—	—	75,000
Other liabilities	—	19,455	21,601	—	41,056
Accounts payable and accrued expenses	14,999	10,921	48,998	(28,252)	46,666
Security deposits	—	8,839	4,763	—	13,602
Due to affiliates	931	2	14	—	947

Total Liabilities	409,955	372,357	506,725	(94,054)	1,194,983

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,148	—	—	—	3,148
Capital in excess of par value	2,792,680	5,404,631	4,928,414	(10,333,045)	2,792,680
Accumulated earnings (deficit)	(99,210)	356,754	393,758	(745,747)	(94,445)
Accumulated distributions	(908,024)	(2,905,161)	(3,639,153)	6,547,815	(904,523)
Accumulated other comprehensive loss	—	—	(8,266)	—	(8,266)

	1,788,594	2,856,224	1,674,753	(4,530,977)	1,788,594

Total Liabilities and Stockholders’ Equity	$2,198,549	$3,228,581	$2,181,478	$(4,625,031)	$2,983,577

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (continued):

Condensed Consolidating Balance Sheet:

	As of December 31, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Real estate investment properties, net	$—	$1,104,053	$955,235	$—	$2,059,288
Investments in unconsolidated entities	—	318,158	—	—	318,158
Investments in subsidiaries	2,140,835	901,749	1,148,689	(4,191,273)	—
Cash	134,608	11,268	16,963	—	162,839
Mortgages and other notes receivable, net	—	88,567	118,474	(82,689)	124,352
Deferred rent and lease incentives	—	70,744	24,237	—	94,981
Other assets	16,899	12,478	14,076	—	43,453
Restricted cash	91	19,364	18,422	—	37,877
Intangibles, net	—	18,976	11,961	—	30,937
Accounts and other receivables, net	1	12,794	6,406	—	19,201
Assets held for sale	—	2,863	—	—	2,863

Total Assets	$2,292,434	$2,561,014	$2,314,463	$(4,273,962)	$2,893,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$—	$219,647	$374,072	$(62,864)	$530,855
Senior notes, net of discount	393,782	—	—	—	393,782
Other liabilities	—	14,556	17,618	—	32,174
Accounts payable and accrued expenses	7,562	6,200	38,221	(19,825)	32,158
Security deposits	—	10,405	3,475	—	13,880
Due to affiliates	1,110	2	8	—	1,120

Total Liabilities	402,454	250,810	433,394	(82,689)	1,003,969

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,092	—	—	—	3,092
Capital in excess of par value	2,743,972	4,421,125	4,509,518	(8,930,643)	2,743,972
Accumulated earnings (deficit)	(78,138)	292,638	311,231	(599,104)	(73,373)
Accumulated distributions	(778,946)	(2,403,559)	(2,930,228)	5,338,474	(774,259)
Accumulated other comprehensive loss	—	—	(9,452)	—	(9,452)

	1,889,980	2,310,204	1,881,069	(4,191,273)	1,889,980

Total Liabilities and Stockholders’ Equity	$2,292,434	$2,561,014	$2,314,463	$(4,273,962)	$2,893,949

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (continued):

Condensed Consolidating Statement of Operations:

	For the Quarter Ended September 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$22,504	$16,376	$—	$38,880
Property operating revenues	—	41,928	92,015	—	133,943
Interest income on mortgages and other notes receivable	—	1,672	2,725	(1,198)	3,199

Total revenues	—	66,104	111,116	(1,198)	176,022

Expenses:
Property operating expenses	—	25,162	53,944	—	79,106
Asset management fees to advisor	9,102	—	—	—	9,102
General and administrative	4,524	403	874	—	5,801
Ground lease and permit fees	—	2,995	670	—	3,665
Acquisition fees and costs	570	—	—	—	570
Other operating expenses	121	8	1,200	—	1,329
Bad debt expense	—	1,644	1	—	1,645
Loss (recovery) on lease termination	—	37	(104)	—	(67)
Depreciation and amortization	—	15,750	19,495	—	35,245

Total expenses	14,317	45,999	76,080	—	136,396

Operating income (loss)	(14,317)	20,105	35,036	(1,198)	39,626

Other income (expense):
Interest and other income (expense)	24	251	10	—	285
Interest expense and loan cost amortization	(7,969)	(3,014)	(8,608)	1,198	(18,393)
Equity in earnings of unconsolidated entities	—	2,266	—	—	2,266
Equity in earnings (loss), intercompany	45,875	41,862	52,614	(140,351)	—

Total other income (expense)	37,930	41,365	44,016	(139,153)	(15,842)

Income (loss) from continuing operations	23,613	61,470	79,052	(140,351)	23,784
Discontinued operations	—	(169)	(2)	—	(171)

Net income (loss)	$23,613	$61,301	$79,050	$(140,351)	$23,613

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (continued):

Condensed Consolidating Statement of Operations:

	For the Quarter Ended September 30, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$26,582	$13,655	$—	$40,237
Property operating revenues	—	36,923	74,074	—	110,997
Interest income on mortgages and other notes receivable	—	3,986	3,038	(3,780)	3,244

Total revenues	—	67,491	90,767	(3,780)	154,478

Expenses:
Property operating expenses	—	22,073	43,994	—	66,067
Asset management fees to advisor	7,985	—	—	—	7,985
General and administrative	3,985	205	450	—	4,640
Ground lease and permit fees	—	2,517	591	—	3,108
Acquisition fees and costs	2,766	—	—	—	2,766
Other operating expenses	131	548	1,902	—	2,581
Bad debt expense	—	256	195	—	451
Loss on lease termination	—	5,273	—	—	5,273
Impairment provision	—	3,199	—	—	3,199
Depreciation and amortization	—	14,736	15,740	—	30,476

Total expenses	14,867	48,807	62,872	—	126,546

Operating income (loss)	(14,867)	18,684	27,895	(3,780)	27,932

Other income (expense):
Interest and other income (expense)	83	(172)	(209)	—	(298)
Interest expense and loan cost amortization	(8,053)	(5,564)	(6,558)	3,780	(16,395)
Equity in earnings of unconsolidated entities	—	926	—	—	926
Equity in earnings (loss), intercompany	21,598	25,331	10,785	(57,714)	—

Total other income (expense)	13,628	20,521	4,018	(53,934)	(15,767)

Income (loss) from continuing operations	(1,239)	39,205	31,913	(57,714)	12,165
Discontinued operations	—	(13,396)	(8)	—	(13,404)

Net income (loss)	$(1,239)	$25,809	$31,905	$(57,714)	$(1,239)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (continued):

Condensed Consolidating Statement of Operations:

	For the Nine Months Ended September 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$71,222	$51,818	$—	$123,040
Property operating revenues	—	75,336	178,967	—	254,303
Interest income on mortgages and other notes receivable	—	4,471	8,844	(3,847)	9,468

Total revenues	—	151,029	239,629	(3,847)	386,811

Expenses:
Property operating expenses		58,943	131,877	—	190,820
Asset management fees to advisor	26,571	—	—	—	26,571
General and administrative	12,465	834	1,855	—	15,154
Ground lease and permit fees	—	7,736	3,065	—	10,801
Acquisition fees and costs	3,380	—	—	—	3,380
Other operating expenses	247	1,429	4,016	—	5,692
Bad debt expense	—	4,484	255	—	4,739
Loss on lease termination	—	2,775	451	—	3,226
Loss on loan provision	—	—	1,699	—	1,699
Depreciation and amortization	—	46,892	53,427	—	100,319

Total expenses	42,663	123,093	196,645	—	362,401

Operating income (loss)	(42,663)	27,936	42,984	(3,847)	24,410

Other income (expense):
Interest and other income (expense)	98	332	30	—	460
Interest expense and loan cost amortization	(23,912)	(11,719)	(19,623)	3,847	(51,407)
Equity in earnings (loss) of unconsolidated entities	—	5,774	—	—	5,774
Equity in earnings (loss), intercompany	45,405	42,100	59,138	(146,643)	—

Total other income (expense)	21,591	36,487	39,545	(142,796)	(45,173)

Income (loss) from continuing operations	(21,072)	64,423	82,529	(146,643)	(20,763)
Discontinued operations	—	(307)	(2)	—	(309)

Net income (loss)	$(21,072)	$64,116	$82,527	$(146,643)	$(21,072)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (continued):

Condensed Consolidating Statement of Operations:

	For the Nine Months Ended September 30, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$80,301	$48,364	$—	$128,665
Property operating revenues	—	64,869	138,962	—	203,831
Interest income on mortgages and other notes receivable	—	6,941	9,183	(6,360)	9,764

Total revenues	—	152,111	196,509	(6,360)	342,260

Expenses:
Property operating expenses	—	53,316	106,242	—	159,558
Asset management fees to advisor	23,296	—	—	—	23,296
General and administrative	9,779	447	1,379	—	11,605
Ground lease and permit fees	—	6,239	4,317	—	10,556
Acquisition fees and costs	9,677	—	—	—	9,677
Other operating expenses	208	1,366	3,567	—	5,141
Bad debt expense	—	524	533	—	1,057
Loss (recovery) on lease termination	—	6,482	(176)	—	6,306
Impairment provision	—	3,199	—	—	3,199
Depreciation and amortization	—	45,590	45,109	—	90,699

Total expenses	42,960	117,163	160,971	—	321,094

Operating income (loss)	(42,960)	34,948	35,538	(6,360)	21,166

Other income (expense):
Interest and other income (expense)	260	(1,368)	(488)	—	(1,596)
Interest expense and loan cost amortization	(15,643)	(14,057)	(20,111)	6,360	(43,451)
Equity in earnings (loss) of unconsolidated entities	—	(779)	—	—	(779)
Equity in earnings (loss), intercompany	20,741	17,385	17,440	(55,566)	—

Total other income (expense)	5,358	1,181	(3,159)	(49,206)	(45,826)

Income (loss) from continuing operations	(37,602)	36,129	32,379	(55,566)	(24,660)
Discontinued operations	—	(12,935)	(7)	—	(12,942)

Net income (loss)	$(37,602)	$23,194	$32,372	$(55,566)	$(37,602)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (continued):

Condensed Consolidating Statement of Comprehensive Income (Loss):

	For the Quarter Ended September 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$23,613	$61,301	$79,050	$(140,351)	$23,613

Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	960	—	960
Changes in fair value of cash flow hedges:
Unrealized loss arising during the period	—	—	(245)	—	(245)
Amortization of loss on termination of cash flow hedges	—	—	414	—	414

Total other comprehensive income	—	—	1,129	—	1,129

Comprehensive income (loss)	$23,613	$61,301	$80,179	$(140,351)	$24,742

	For the Quarter Ended September 30, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(1,239)	$25,809	$31,905	$(57,714)	$(1,239)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(1,420)	—	(1,420)
Changes in fair value of cash flow hedges:
Unrealized loss arising during the period	—	—	(3,466)	—	(3,466)
Amortization of loss on termination of cash flow hedges	—	—	413	—	413

Total other comprehensive loss	—	—	(4,473)	—	(4,473)

Comprehensive income (loss)	$(1,239)	$25,809	$27,432	$(57,714)	$(5,712)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (continued):

Condensed Consolidating Statement of Comprehensive Income (Loss):

	For the Nine Months Ended September 30, 2012
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(21,072)	$64,116	$82,527	$(146,643)	$(21,072)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	843	—	843
Changes in fair value of cash flow hedges:
Unrealized loss arising during the period	—	—	(898)	—	(898)
Amortization of loss on termination of cash flow hedges	—	—	1,241	—	1,241

Total other comprehensive income	—	—	1,186	—	1,186

Comprehensive income (loss)	$(21,072)	$64,116	$83,713	$(146,643)	$(19,886)

	For the Nine Months Ended September 30, 2011
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(37,602)	$23,194	$32,372	$(55,566)	$(37,602)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(867)	—	(867)
Changes in fair value of cash flow hedges:
Unrealized loss arising during the period	—	—	(4,796)	—	(4,796)
Amortization of loss on termination of cash flow hedges	—	—	1,240	—	1,240

Total other comprehensive loss	—	—	(4,423)	—	(4,423)

Comprehensive income (loss)	$(37,602)	$23,194	$27,949	$(55,566)	$(42,025)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (continued):

Condensed Consolidating Statement of Cash Flows:

	For The Nine Months Ended September 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(56,668)	$67,965	$71,502	$—	$82,799

Investing activities:
Acquisition of properties	—	—	(168,650)	—	(168,650)
Capital expenditures	—	(15,579)	(33,575)	—	(49,154)
Proceeds from disposal of assets	—	16	8	—	24
Investment in and contributions to unconsolidated entities	—	(3,625)	—	—	(3,625)
Distributions from unconsolidated entities	—	3,445	—	—	3,445
Principal payments received on mortgage		—	(324)	—	(324)
loans receivable	—	—	29	—	29
Changes in restricted cash	(93)	(3,502)	(5,460)	—	(9,055)
Intercompany financing	42,431	—	—	(42,431)	—

Net cash provided by (used in) investing activities	42,338	(19,245)	(207,972)	(42,431)	(227,310)

Financing activities:
Redemptions of common stock	(6,500)	—	—	—	(6,500)
Distributions to stockholders, net of reinvested	(75,000)	—	—	—	(75,000)
Proceeds from line of credit	—	150,000	—	—	150,000
Proceeds from mortgage loans and other notes payable	—	45,000	77,300	—	122,300
Principal payments on mortgage loans and senior notes	—	(6,507)	(23,730)	—	(30,237)
Principal payments on capital leases	—	(1,220)	(1,051)	—	(2,271)
Principal payments on line of credit	—	(75,000)	—		(75,000)
Payment of loan costs	—	—	(9,484)	—	(9,484)
Intercompany financing	—	(153,136)	110,705	42,431	—

Net cash provided by (used in) financing activities	(81,500)	(40,863)	153,740	42,431	73,808

Effect of exchange rate fluctuation on cash	—	—	32	—	32

Net increase (decrease) in cash	(95,830)	7,857	17,302	—	(70,671)
Cash at beginning of period	134,608	11,268	16,963	—	162,839

Cash at end of period	$38,778	$19,125	$34,265	$—	$92,168

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (continued):

Condensed Consolidating Statement of Cash Flows:

	For The Nine Months Ended September 30, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(50,271)	$69,529	$73,615	$—	$92,873

Investing activities:
Acquisition of properties	—	—	(98,467)	—	(98,467)
Capital expenditures	—	(12,269)	(20,622)	—	(32,891)
Proceeds from disposal of assets	—	—	4	—	4
Investment in and contributions to unconsolidated entities	—	(153,518)	—	—	(153,518)
Distributions from unconsolidated entities	—	7,309	—	—	7,309
Deposits on real estate investments	—	(7,600)	—	—	(7,600)
Issuance of mortgage loans receivable	—	—	(2,670)	—	(2,670)
Acquisition fees on mortgage notes receivable	—	—	(50)	—	(50)
Principal payments received on mortgage loans receivable	—	7,453	1,162	—	8,615
Changes in restricted cash	(53)	(3,230)	(3,302)	—	(6,585)
Intercompany Financing	(322,691)	—	—	322,691	—

Net cash used in investing activities	(322,744)	(161,855)	(123,945)	322,691	(285,853)

Financing activities:
Offering proceeds	187,539	—	—	—	187,539
Redemptions of common stock	(22,500)	—	—	—	(22,500)
Distributions to stockholders, net of reinvested	(77,926)	—	—	—	(77,926)
Stock issuance costs	(20,938)	—	—	—	(20,938)
Proceeds from mortgage loans and other notes payable	—	20,000	96,000	—	116,000
Proceeds from unsecured senior notes	396,996	—	—	—	396,996
Principal payments on line of credit	—	(58,000)	—	—	(58,000)
Principal payments on mortgage loans	—	(142,828)	(45,563)	—	(188,391)
Principal payments on capital leases	—	(1,891)	(1,549)	—	(3,440)
Payment of loan costs	(19,252)	(786)	(3,740)	—	(23,778)
Intercompany financing	—	290,548	32,143	(322,691)	—

Net cash provided by financing activities	443,919	107,043	77,291	(322,691)	305,562

Effect of exchange rate fluctuation on cash	—	—	(277)	—	(277)

Net increase in cash	70,904	14,717	26,684	—	112,305
Cash at beginning of period	191,410	2,471	6,636	—	200,517

Cash at end of period	$262,314	$17,188	$33,320	$—	$312,822

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

15.	Commitments and Contingencies:

The Company has commitments under ground leases and land permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $10.8 million and $10.6 million for the nine months ended September 30, 2012 and 2011, respectively, and have been reflected as ground lease and permit fees with a corresponding increase in rental income from operating leases in the accompanying condensed consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of September 30, 2012 and December 31, 2011 and for the quarter and nine months ended September 30, 2012 and 2011 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2011. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share value of the Company’s common stock, and other matters.

The Company’s forward-looking statements are not guarantees of future performance, and stockholders are cautioned not to place undue reliance on any forward-looking statements. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but not limited to, the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, and in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 21, 2012 and other documents filed by the Company from time to time with the U.S. Securities and Exchange Commission. Such factors include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; failure to successfully manage growth or integrate acquired properties and operations; the Company’s ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to maintain the Company’s REIT qualification; and the Company’s ability to protect its intellectual property and the value of its brand.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made; and the Company undertakes no obligation to, and expressly disclaims any obligation to, update or revise its forward-looking statements to reflect new information, changed assumptions, the occurrence of subsequent events, or changes to future operating results over time unless otherwise required by law.

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

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of September 30, 2012, we had built a portfolio of 177 lifestyle properties. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 18.7% in ski and mountain lifestyle, 15.6% in golf facilities, 32.5% in senior housing, 13.4% in attractions, 5.1% in marinas and 14.7% in additional lifestyle properties. As of September 30, 2012, these assets consist of 23 ski and mountain lifestyle properties, 49 golf facilities, 60 senior housing properties, 20 attractions, 17 marinas and eight additional lifestyle properties with the following investment structure:

Wholly-owned:
Leased properties (1)	73
Managed properties (2)	53
Held for development	1
Unconsolidated joint ventures:
Leased properties	14
Managed properties	36

177

FOOTNOTES:

(1)	Leased to single tenant operators (fully occupied except for one multi-family residential property), with a weighted-average lease rate of 8.5% as of September 30, 2012. These rates are based on weighted-average annualized straight-line rent due under our leases. These leases have an average lease expiration of 15 years.

(2)	As of September 30, 2012, wholly-owned managed properties include: 13 golf facilities, 15 attractions, 18 senior housing properties, two marinas and five additional lifestyle properties. Under certain applicable tax regulations, properties are permitted to be temporarily managed (up to three years) and certain properties are permitted to be indefinitely managed. As of September 30, 2012, 30 properties were temporarily managed and 23 properties were indefinitely managed under management agreements, respectively.

As a mature REIT, a significant focus is to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for a potential future listing or other liquidity event(s) by December 31, 2015. We are evaluating each of our properties on a rigorous and ongoing basis, and to the extent we consider selling certain assets that we believe are not central to our long-term strategy in an effort to optimize and enhance our portfolio, we will evaluate these assets for impairment in accordance with our accounting policy. We anticipate that proceeds from any future sales will be invested into new assets, enhancements to existing assets or to retire obligations. We will also continue to reposition certain assets by making strategic tenant or operator changes for properties that we believe will benefit from a new operator based on specific expertise or geographic concentrations that a particular operator possesses.

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

The following table illustrates property level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported to us by our tenants and managers for the asset types below. We have only included property-level operating performance for consolidated properties in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of both periods presented and have included information for both leased and managed properties. We have not included performance data on acquisitions during the current periods presented because we did not own those properties during the entirety of both periods. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements since it includes performance of properties leased to third-party tenants, and it excludes performance of any properties acquired during the current periods presented. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

	Number	Quarter Ended September 30,
	of	2012		2011	EBITDA (1)	Increase/(Decrease)
	Properties	Revenue (1)	EBITDA (1)	Revenue (1)		Revenue	EBITDA
Ski and mountain lifestyle	15	$30,642	$(9,835)	$29,601	$(12,692)	3.5%	22.5%
Golf	49	43,227	9,077	42,733	6,787	1.2%	33.7%
Attractions	19	102,384	48,897	94,963	45,029	7.8%	8.6%
Marinas	17	11,914	4,736	12,302	5,024	-3.2%	-5.7%
Additional lifestyle	7	38,515	9,080	34,433	7,019	11.9%	29.4%

	107	$226,682	$61,955	$214,032	$51,167	5.9%	21.1%

	Number	Nine Months Ended September 30,
	Of	2012		2011		Increase/(Decrease)
	Properties	Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	15	$244,814	$60,368	$277,662	$76,685	-11.8%	-21.4%
Golf	49	125,548	29,956	121,108	22,758	3.7%	31.6%
Attractions	19	167,635	47,977	156,039	44,134	7.4%	8.7%
Marinas	17	27,502	10,004	27,321	10,456	0.7%	-4.3%
Additional lifestyle	7	100,801	17,493	92,701	15,964	8.7%	9.6%

	107	$666,300	$165,798	$674,831	$169,997	-1.3%	-2.5%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the quarter ended September 30, 2012, our tenants and managers reported to us an increase in revenue and property-level EBITDA of 5.9% and 21.1%, respectively, as compared to the same period in the prior year. The increase was primarily attributable to our ski and mountain lifestyle, golf, attractions and additional lifestyle properties. Our ski and mountain lifestyle properties and the Omni Mount Washington Resort have increased their revenue and EBTIDA during the quarter ended September 30, 2012 due to favorable weather during the summer months for concerts, attractions and other events. Our golf properties have begun to see an increase in EBITDA as a result of implementing more focused cost controls leading to improved operating margins. Additionally, in connection with a lease restructure with our largest golf tenant in April 2012, we have made significant capital improvements across our properties with the overall goal of improving profitability by enhancing the customer experience and driving revenue in the form of more rounds of golf, more membership sales, and more social and event catering. Our additional lifestyle properties, which include three waterpark hotels, and our attractions properties, have experienced an increase in visitations. We believe that all of these trends are a result of favorable weather patterns and a general improvement in consumer confidence and spending.

Overall, for the nine months ended September 30, 2012, our tenants and managers reported to us a decrease in revenue and property-level EBITDA of 1.3% and 2.5%, respectively, as compared to the same period in the prior year. The decrease in revenue was primarily attributable to a decline in revenues during the winter months from our ski and mountain lifestyle properties and the Omni Mount Washington Resort. Many of these properties experienced unprecedented low levels of natural snowfall for the 2011/2012 ski season. However, we expect them to perform better in the future during more typical snow years. The decrease in revenues and EBITDA from ski and mountain lifestyle properties and the Omni Mount Washington Resort was offset by year over year gains in our summer operating results as described above. Excluding our ski and mountain lifestyle properties and the Omni Mount Washington Resort, our tenants and managers reported an overall increase in revenues and EBITDA of 6.8% and 14.2%, respectively. The increase is primarily attributable to our golf, attractions and additional lifestyle properties as described in the preceding paragraph.

When evaluating our senior housing properties’ performance, management reviews operating statistics of the underlying properties, including revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which is defined as total revenue divided by average number of occupied units during a month, is a widely used performance metric within the healthcare sector. This metric assists us to determine the ability of our operators to achieve market rental rates and to obtain revenues from providing healthcare related services. For the quarter and nine months ended September 30, 2012, the managers for our 42 comparable properties reported to us an increase in average occupancy of 3.1% and 0.9% and an increase in RevPOU of 3.9% and 4.2%, respectively, as compared to prior periods in 2011. The increase in average occupancy and RevPOU were driven primarily due to strong demands and rate increases at the properties.

The following tables present same store unaudited property-level information of our senior housing properties for the quarter and nine months ended September 30, 2012 and 2011 (in thousands):

	Number	Quarter Ended September 30,
	of	2012		2011		Increase/(Decrease)
	Properties	Occupancy	RevPOU	Occupancy	RevPOU	Occupancy	RevPOU
Senior housing	42	90.3%	$7,533	87.2%	$7,250	3.1%	3.9%

	Number	Nine Months Ended September 30,
	of	2012		2011		Increase/(Decrease)
	Properties	Occupancy	RevPOU	Occupancy	RevPOU	Occupancy	RevPOU
Senior housing	42	88.9%	$7,456	88.0%	$7,156	0.9%	4.2%

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

Golf. Golf Datatech, one of the golf industry’s leading providers of information, reported total rounds played in the U.S. for the eight month period ended August 31, 2012 increased 7.7% from the same period in 2011. We attribute the increase in rounds played to favorable weather patterns and a perceived general improvement in consumer confidence. For the near term, the National Golf Foundation continues to project that the net supply of golf facilities (openings less closures) annually will continue to decline until the supply and demand approaches equilibrium.

Attractions. Our properties include regional gated amusement parks and water parks that generally draw most of their visitation from local markets. Regional and local attractions have historically been resistant to recession, with inclement weather being a more significant factor impacting attendance. For the quarter and nine months ended September 30, 2012, our attractions portfolio exhibited property-level revenue increases of approximately 7.8% and 7.4%, respectively, as compared to the same periods in 2011. According to the Global Attractions Report, theme parks in North America grew their attendance by 2.9% over the prior year 2011 as reported in April 2012 by the Themed Entertainment Association.

Marinas. According to the August 2012 IBIS World Industry Report on “Marinas in the US”, the industry remains highly fragmented, with 91.6% of companies employing fewer than 20 people. Therefore, the industry has a large number of small, locally operated and owned enterprises. High barriers to entry limit the supply of competing properties and demand is projected to rise as the number of boat sales increase. Common industry drivers are boat ownership and occupancy. Marina operators are affected by government regulations, rising fuel prices, and general economic conditions. According to IBIS World, marinas in the United States are expected to experience slightly better prospects over the next five years with forecasted revenue to grow at an average annual rate of 1.3% as compared to a decline revenues in the previous years.

Senior Housing. Americans 65 years and older are expected to live longer than the elderly did in the past and need additional housing options to accommodate their special needs. Increase in demand for senior housing options is currently significantly outpacing the increase in the supply of senior housing units. The pace of growth in the supply of certain senior housing asset classes over the last decade has declined dramatically following a boom in senior housing development in the 1990’s although recently new development has picked up. According to data from the National Investment Center for the Senior Housing and Care Industry Map Monitor report, the average occupancy rate for seniors housing properties in top 31 markets in the US was 88.8% in the third quarter of 2012, an increase of 0.2% from the prior quarter and a 0.8% increase from prior year same quarter. We entered the senior housing sector in 2011 and believe this sector will continue to experience strong growth.

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

In addition, seasonality directly impacts certain of our properties where we engage independent third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of September 30, 2012, we had a total of 53 wholly-owned managed properties consisting of 13 golf facilities, 18 senior housing properties, 15 attractions properties, two marinas and five additional lifestyle properties. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the seasonal nature of our larger attractions properties. Conversely, during the third quarter, our consolidated operating results and cash flows will improve during the peak operating months of our large attraction properties, offset by the non-peak operating months of our one managed ski resort property.

Hurricane Impact

In October 2012, Hurricane Sandy caused some damage at two of our marina properties located in Point Pleasant and Brick Township, New Jersey, both of which are leased to a third-party tenant. Our tenant maintains insurance coverage on these properties and is currently in the process of filing an insurance claim. At this time, the total extent of the damages and the amount of the recovery under the tenant’s insurance claim are still being evaluated. As of the date of this filing, the marinas properties are open for limited business and we anticipate that the damage will be repaired prior to the 2013 boating season. All of our other properties have reported limited or no impact from Hurricane Sandy.

Lease and Loan Amendment

As previously disclosed, we have actively monitored the performance of our golf properties operated by one tenant which had experienced ongoing challenges in the golf sector due to the general economic environment. In late 2011, in an effort to provide relief to our tenant and diversify our tenant concentration, we agreed to sell five of the most challenged properties and allow the tenant to terminate the leases upon the sale of the properties. In addition, we began the transition of seven other underperforming properties to new third-party managers to be operated for a period of time and terminated the leases at the time of each transition. As of September 30, 2012, we successfully completed the transition of the seven properties to third-party managers, have successfully completed the sale of four of the five properties identified for sale and anticipate completing the sale of the remaining property during the fourth quarter of 2012.

In April 2012, we entered into an agreement to restructure the leases relating to the large golf tenant’s remaining 32 golf facilities (including the remaining property classified as held for sale) effective January 1, 2012. As part of the amendment, we adjusted the base lease rates charged to our tenant from 4.75% to 4.27% for 2012, from 5.25% to 5.70% for 2013 and from 5.75% to 5.70% for 2014. From a cash flow perspective, the amendment as compared to the prior leases, will reduce the 2012 rental cash flows by approximately $1.7 million (from $16.9 million to $15.2 million), will increase the 2013 rental cash flows by $1.6 million (from $18.7 million to $20.3 million), and will not cause a significant change to the 2014 rental cash flows (will remain at approximately $20.3 million). In addition, starting in 2015, the rent acceleration calculation changed from a stated 20 basis point increase to the annual lease rate, to an increase in rent equal to the greater of (i) the product of the prior year rent times two percent or (ii) the prior year rent times the change in the consumer price index per year. Due to the accounting requirement to straight line scheduled rent increases, the change in the rent acceleration (using a floor of a two percent increase per year) will result in a reduction of average rental income per year of approximately $3.4 million (a decrease in average rental income from $24.4 million to $21.0 million starting in 2012). However, the amended lease increased the percentage rent provision from 8.25% to 10% of revenues in excess of a certain threshold for the 22 properties for which the tenant engaged a third-party operator, as described below. As for the remaining ten properties, the percentage rent provision increased from 8.25% to 30% of revenues in excess of a certain threshold. Until such time as the $6 million term loan, described below, is paid in full, percentage rent will not be recognized as income on these ten properties. Instead, the percentage rents calculated under the terms of the lease will be treated as a collection of principal relating to the $6 million loan described below. Percentage rent relating to these ten properties will be recorded as income once the $6 million principal balance has been collected in full. In addition, the amended lease increased the capital expenditure reserve funding requirements to 3% of revenues starting in 2013, as compared to 2% under the old lease. Even though the amendment reduced the base rent and rent escalators, we anticipate recording higher percentage rent and cap ex reserve rent as the tenant begins to improve the revenues and the operations of the 32 golf properties.

As part of amending the lease as described above, we recorded bad debt expense of $2.1 million related to past due rental and interest amounts due to ceasing collection efforts on these balances. In addition, we allowed the tenant to engage a third-party operator to manage 22 of the 32 golf properties on its behalf to allow the tenant to narrow its operating focus on the remaining ten geographically concentrated golf properties. We also committed to provide $9.5 million in capital improvements to make targeted enhancements to various courses and clubhouses and agreed to provide lease incentives totaling up to $23 million for working capital, inventory, property tax obligations and other purposes. In addition, we refinanced a $6 million outstanding working capital line of credit facility previously provided to the tenant, into a $6 million term loan with interest at LIBOR plus 4%, with no payments of principal or interest required until January 2014, at which point all accrued interest will be added to the principal of the loan, monthly interest payments will commence and annual principal payments will be due through the maturity date of December 31, 2016. However, as described under the terms of the amended leases, any percentage rental amounts calculated in accordance with the terms of the leases for ten of the properties will be applied first against the loan for ten of the properties only so long as there is remaining principal balance due. The tenant will have the ability to extend the maturity date to December 31, 2021, subject to certain terms and conditions. Additionally, as a result of refinancing the working capital line of credit facility to a term loan, we recorded a loan loss provision under this troubled debt restructure of approximately $1.7 million representing the difference between the expected future cash flows discounted at the original loan’s effective interest rate and the net carrying value of the loan.

As a result of the lease amendment described above during the nine months ended September 30, 2012, we evaluated and determined that the properties were not deemed impaired based on the fact that the undiscounted cash flows of the amended lease terms exceeded the net carrying value of the properties. We believe the rent and other relief provided by the agreement described above, coupled with improvements in the golf sector revenues and earnings before interest, taxes, depreciation, amortization and will enable our tenant to work through its financial difficulties and begin operating profitably.

Additionally, during the nine months ended September 30, 2012, another tenant which operated five of our other golf properties, experienced ongoing challenges due to the general economic environment and defaulted on its lease payments to us. In connection with terminating the leases, we recorded a loss on lease terminations of approximately $2.8 million and wrote off approximately $1.0 million in bad debt relating to rents that were deemed uncollectible for the nine months ended September 30, 2012. In August 2012, we terminated the lease and transitioned the five underperforming properties to one of our existing third-party managers to operate the properties for a period of time. As a result of the lease termination, we performed an impairment analysis and the estimated future undiscounted operating cash flows exceeded the carrying value of the properties. As such no impairment provision was recorded.

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

We believe that our current liquidity needs for operating expenses, debt service and cash distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash. Additionally, many of our asset classes experience seasonal fluctuations where they make rental payments to us during their peak operating months. As a result, our operating cash flows will fluctuate due to the seasonality of those properties. We believe that we will be able to refinance our debt as it comes due in the ordinary course of business and will be exploring additional borrowing opportunities. From time to time, we will consider open market purchases of our senior notes or other indebtedness when considered advantageous.

During the nine months ended September 30, 2012, we acquired eight senior housing properties for a combined purchase price of approximately $116.8 million and one attractions property for a purchase price of approximately $51.9 million, excluding transaction costs. For the first time since the inception of our company, we are fully invested but will continue to monitor other income producing investment opportunities that are within the parameters of our conservative investment policies with cash on hand, proceeds from dispositions, proceeds from our reinvestment plan, our revolving line of credit and other long-term debt financing. See “Indebtedness” below for additional information.

Sources and Uses of Liquidity and Capital Resources

Mortgages and Other Notes Receivable. In July 2012, we committed to advance an additional $0.8 million to one of our existing borrowers for property-related improvements. The $0.8 million loan has a fixed annual interest rate of 10.0% with monthly payments of interest only and matures on September 30, 2022. Concurrently, we extended the maturity of the existing borrower’s two other loans to be co-terminus with the $0.8 million loan from September 30, 2017 to September 30, 2022. As of September 30, 2012, we funded approximately $0.3 million.

In September 2012, we granted a two-year extension on two of our existing loans that matured in September 2012 with a new maturity date of September 1, 2014. All other terms of the loan remained substantially the same with the exception of no prepayment fees with a 90 days notice.

Indebtedness. We have borrowed and intend to continue to borrow money to acquire properties, ongoing enhancements to our portfolio and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of September 30, 2012, our leverage ratio, calculated as total indebtedness over total assets, was 36.6% (43.5% including our share of unconsolidated assets and debts).

We repaid $14.4 million of seller financing when it matured in March 2012. Additional seller financing of $37.6 million was extended with a new maturity date of December 31, 2014. This loan has an annual fixed interest rate of 8.0% that increases to 9.5% and requires monthly payments of interest only. In May 2012, we prepaid $3.0 million of the remaining $37.6 million seller financing.

During the nine months ended September 30, 2012, we borrowed $120.0 million, and repaid $75.0 million, under our revolving line of credit, with a borrowing capacity of $125.0 million, to fund the acquisition of nine properties. In August 2012, we refinanced our revolving line of credit with a new revolving credit facility of $125.0 million and repaid our old revolving line of credit in full. As of September 30, 2012, we borrowed an additional $30.0 million under the new revolving credit facility resulting in an outstanding balance of approximately $75.0 million. The new revolving credit facility bears interest (a) between LIBOR plus 3.0% and LIBOR plus 3.75% or (b) between a base rate (the greater of the prime rate and the federal funds rate) plus 2.0% and a base rate plus 2.75%; both LIBOR and base rate pricing are contingent upon certain leverage ratios. The new revolving credit facility matures in August 2015 and is collateralized by certain of our lifestyle properties. The facility contains customary affirmative financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total asset ratio.

As of September 30, 2012, four of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total assets ratio. We were in compliance with all applicable provisions as of September 30, 2012. Our other long-term borrowings are not subject to any significant financial covenants.

Operating Cash Flows. Our net cash flows provided by operating activities for the nine months ended September 30, 2012 and 2011 was approximately $82.8 million and $92.9 million, respectively. Operating cash flows primarily consists of rental income from operating leases, property operating revenues, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances offset by payments made for operating expenses including property operating expenses and asset management fees to our Advisor. The decrease in operating cash flows of approximately $10.1 million or 10.8% as compared to the same period in 2011 was attributable to:

•	A reduction in rental income as a result of lease modifications of approximately $3.4 million;

•	Lease incentive payments of approximately $12.4 million provided to our largest golf tenant in connection with the restructure discussed above;

•	An increase in asset management fees and general and administrative expenses of approximately $6.8 million; offset, in part, by;

•	An increase in rental income and net operating income from new properties acquired during the second half of 2011 and the first nine months of 2012 of approximately $12.4 million.

Distributions from Unconsolidated Entities. As of September 30, 2012, we had investments in 50 properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the quarter and nine months ended September 30, 2012, we received distributions of approximately $5.7 million and $29.2 million, respectively, as compared to approximately $7.2 million and $17.1 million for the same periods in 2011. The change in distributions received was due to the timing of when the distributions were released and an increase in the number of ventures in which we had interests. During the quarter and nine months ended September 30, 2012 and 2011, we had interests in five and four unconsolidated joint ventures, respectively.

Distribution Reinvestment Plan. There is currently no public trading market for our shares. Shareholders are able to purchase shares from us under our DRP. Shares sold under the DRP were initially available at a price of $9.50 per share. In accordance with the DRP, in the event that our Board determines a new estimated fair value of our common stock, shares of our common stock would thereafter be sold pursuant to the DRP at a price determined by our Board of Directors, which price shall not be less than 95% of the estimated fair value of a share of our common stock. On August 1, 2012, in order to comply with requirements that became applicable once we completed our offerings, our Board of Directors determined that our estimated net asset value (“NAV”) per share was $7.31. Accordingly, effective August 9, 2012, under the DRP, beginning with reinvestments made after August 9, 2012, and until we announce a new price, the DRP Shares will now be offered at $6.95, which represents a 5% discount to the new estimated fair value of $7.31 per share. We anticipate we will continue to raise capital through our reinvestment plan and will use such proceeds for acquisitions and enhancements, distributions shortfalls and other corporate purposes. For the nine months ended September 30, 2012, we received approximately $55.3 million (6.4 million shares) through our reinvestment plan.

Stock Issuance Costs and Other Related Party Arrangements. During the nine months ended September 30, 2012, we incurred costs in connection with the issuance of our distribution reinvestment shares, including filing, legal, accounting, printing, and due diligence expense reimbursements all of which are deducted from the gross proceeds from the issuance of shares.

Certain affiliates are entitled to receive fees and compensation in connection with the issuance of shares through our common stock offering that we completed in April 2011 and our reinvestment plan, acquisition and operating activities. Amounts incurred relating to these transactions were approximately $33.1 million and $68.1 million for the nine months ended September 30, 2012 and 2011, respectively. Of these amounts, approximately $0.9 million and $1.1 million are included in due to affiliates in the unaudited condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively. In addition, these affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our offering, acquisitions and operating activities. Reimbursable expenses for the nine months ended September 30, 2012 and 2011 were approximately $6.6 million and $9.8 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended September 30, 2012 and 2011, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $5.0 million and $4.4 million as of September 30, 2012 and December 31, 2011, respectively.

Common Stock Redemptions. The following details the redemption plan activity for the quarter and nine months ended September 30, 2012 (in thousands except per share data):

2012 Quarters	First	Second	Third	Year-To-Date
Requests in queue	6,419	7,763	8,512	6,419
Redemptions requested	1,574	1,010	1,064	3,648
Shares redeemed:
Prior period requests	(4)	(177)	(245)	(426)
Current period requests	(172)	—	(158)	(330)
Adjustments (1)	(54)	(84)	(317)	(455)

Pending redemption requests (2)	7,763	8,512	8,856	8,856

Average price paid per share	$9.92	$9.92	$7.31	$9.92

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

For shareholders redeemed prior to August 1, 2012, the redemption price per share was a percentage of the offering price; and the applicable percentage was based on the number of years the stockholder held the shares as of the date of the redemption request (the “Redemption Percentage”). For those redeemed after August 1, 2012, pursuant to the Third Amended and Restated Redemption Plan (the “Redemption Plan”), the redemption price per share is based on the applicable Redemption Percentage of our estimated value per share on the date the redemption is effected. As of August 9, 2012 our Board of Directors determined our estimated value of our common stock was $7.31 per share. Pursuant to the Redemption Plan shareholders may not request redemption of less than 25% of their shares. The amount redeemed on a quarterly basis, if any, is determined by the Board of Directors in its sole discretion. In February 2012, our Board of Directors approved redemptions of up to $1.75 million per calendar quarter. On August 9, 2012, our Board of Directors approved an increase of the redemption amount to the lesser of (i) $3.0 million per calendar quarter or (ii) the amount of aggregate proceeds available under our DRP, effective as of the third quarter of 2012. Our Board of Directors will continue to evaluate and determine the amount of shares to be redeemed based on what it believes to be in the best interest of the company and our stockholders, as the redemption of shares dilutes the amount of cash available to make acquisitions and for other corporate purposes.

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

Distributions. Effective April 1, 2012, our Board of Directors began declaring distributions on a quarterly basis. Payment of distributions has been and will continue to be paid quarterly. The distributions for the third quarter of 2012 were declared to stockholders of record at the close of business on September 1, 2012 and were paid by September 30, 2012.

During the nine months ended September 30, 2012, we fully invested the proceeds of our common stock offering and our senior unsecured note offering. As communicated previously, upon reaching that goal, our Board evaluated the expected future cash flows, Funds from Operations (“FFO”), Modified Funds from Operations (“MFFO”) and Adjusted EBITDA expected to be generated by our portfolio, in keeping with our intention of paying a sustainable level of dividends going forward. On August 9, 2012, based on our assessment of forward-looking expected performance, the impact of the expected continued slow growth of the broader domestic economy and to ensure we retain sufficient capital to continually reinvest in and improve our assets, our Board approved a reduction in quarterly distributions to $0.10625 per share, effective during the third quarter of 2012. Our Board will continue to actively evaluate our distribution rate going forward and will make adjustments as it believes is appropriate based on changes in our expected cash flows, FFO, MFFO and Adjusted EBITDA.

The following table presents total distributions declared including cash distributions, distributions reinvested and distributions per share for the nine months ended September 30, 2012 and 2011 (in thousands except per share data):

	Distributions per Share	Total Distributions Declared	Distributions Reinvested (1)	Cash Distributions	Cash Flows From Operating Activities (2) (3)
2012 Quarter
First	$0.1563	$48,353	$20,876	$27,477	$22,157
Second	0.1563	48,631	20,579	28,052	14,025
Third	0.1063	33,280	13,820	19,471	46,617

	$0.4189	$130,264	$55,275	$75,000	$82,799

2011 Quarter
First	$0.1563	$45,040	$20,072	$24,968	$24,317
Second	0.1563	47,430	21,135	26,295	27,257
Third	0.1563	47,874	21,210	26,664	41,299

	$0.4689	$140,344	$62,417	$77,927	$92,873

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings.
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

RESULTS OF OPERATIONS

As of September 30, 2012 and 2011, we had invested in 177 and 162 properties, respectively, through the following investment structures:

	September 30,
	2012	2011
Wholly-owned:
Leased properties	73	88
Managed properties (1) (2)	53	30
Held for development	1	1
Unconsolidated joint ventures:
Leased properties	14	14
Managed properties	36	29

	177	162

FOOTNOTES:

(1)

As of September 30, 2012, wholly-owned managed properties include: 13 golf facilities, 15 attractions, 18 senior housing properties, two marinas and five additional lifestyle properties. As of September 30, 2011, wholly-owned managed properties include: two golf, 16 attractions, seven senior housing properties, and five additional lifestyle properties.

(2)

Under certain applicable tax regulations, properties are permitted to be temporarily managed (up to three years) and certain properties are permitted to be indefinitely managed. As of September 30, 2012 and 2011, 30 and 18 properties were temporarily managed and 23 and 12 properties were indefinitely managed under management agreements, respectively.

The following tables summarize our operations for the quarter and nine months ended September 30, 2012 as compared to the same periods in 2011 (in thousands except per share data):

	Quarter Ended
	September 30,
	2012	2011	$ Change	% Change
Revenues:
Rental income from operating leases	$38,880	$40,237	$(1,357)	-3.37%
Property operating revenues	133,943	110,997	22,946	20.67%
Interest income on mortgages and other notes receivable	3,199	3,244	(45)	-1.39%

Total revenues	176,022	154,478	21,544	13.95%

Expenses:
Property operating expenses	79,106	66,067	13,039	19.74%
Asset management fees to advisor	9,102	7,985	1,117	13.99%
General and administrative	5,801	4,640	1,161	25.02%
Ground lease and permit fees	3,665	3,108	557	17.92%
Acquisition fees and costs	570	2,766	(2,196)	-79.39%
Other operating expenses	1,329	2,581	(1,252)	-48.51%
Bad debt expense	1,645	451	1,194	264.75%
Loss (recovery) on lease termination	(67)	5,273	(5,340)	-101.27%
Impairment provision	—	3,199	(3,199)	-100.00%
Depreciation and amortization	35,245	30,476	4,769	15.65%

Total expenses	136,396	126,546	9,850	7.78%

Operating income	39,626	27,932	11,694	41.87%

Other income (expense):
Interest and other income (expense)	285	(298)	583	195.64%
Interest expense and loan cost amortization	(18,393)	(16,395)	(1,998)	12.19%
Equity in earnings of unconsolidated entities	2,266	926	1,340	144.71%

Total other expense	(15,842)	(15,767)	(75)	0.48%

Income from continuing operations	23,784	12,165	11,619	95.51%
Loss from discontinued operations	(171)	(13,404)	13,233	98.72%

Net income (loss)	$23,613	$(1,239)	$24,852	2005.81%

Income (loss) per share of common stock (basic and diluted)
Continuing operations	$0.08	$0.04	$0.04	100.00%
Discontinued operations	0.00	(0.04)	0.04	-100.00%

Earnings (loss) per share	$0.08	$(0.00)	$0.08	n/a

Weighted average number of shares of common stock outstanding (basic and diluted)	313,250	306,344

	Nine Months Ended
	September 30,
	2012	2011	$ Change	% Change
Revenues:
Rental income from operating leases	$123,040	$128,665	$(5,625)	-4.37%
Property operating revenues	254,303	203,831	50,472	24.76%
Interest income on mortgages and other notes receivable	9,468	9,764	(296)	-3.03%

Total revenues	386,811	342,260	44,551	13.02%

Expenses:
Property operating expenses	190,820	159,558	31,262	19.59%
Asset management fees to advisor	26,571	23,296	3,275	14.06%
General and administrative	15,154	11,605	3,549	30.58%
Ground lease and permit fees	10,801	10,556	245	2.32%
Acquisition fees and costs	3,380	9,677	(6,297)	-65.07%
Other operating expenses	5,692	5,141	551	10.72%
Bad debt expense	4,739	1,057	3,682	348.34%
Loss on lease termination	3,226	6,306	(3,080)	-48.84%
Impairment provision	—	3,199	(3,199)	-100.00%
Loan Loss provision	1,699	—	1,699	n/a
Depreciation and amortization	100,319	90,699	9,620	10.61%

Total expenses	362,401	321,094	41,307	12.86%

Operating income	24,410	21,166	3,244	15.33%

Other income (expense):
Interest and other income (expense)	460	(1,596)	2,056	128.82%
Interest expense and loan cost amortization	(51,407)	(43,451)	(7,956)	18.31%
Equity in earnings (loss) of unconsolidated entities	5,774	(779)	6,553	841.21%

Total other expense	(45,173)	(45,826)	653	1.42%

Loss from continuing operations	(20,763)	(24,660)	3,897	15.80%
Loss from discontinued operations	(309)	(12,942)	12,633	97.61%

Net loss	$(21,072)	$(37,602)	$16,530	43.96%

Loss per share of common stock (basic and diluted)
Continuing operations	$(0.07)	$(0.08)	$0.01	12.50%
Discontinued operations	0.00	(0.04)	0.04	100.00%

Loss per share	$(0.07)	$(0.12)	$0.05	41.67%

Weighted average number of shares of common stock outstanding (basic and diluted)	311,455	300,387

Rental income from operating leases. Rental income for the quarter and nine months ended September 30, 2012 decreased by approximately $1.4 million and $5.6 million as compared to the same periods in 2011 primarily due to the conversion of 12 golf facilities and two marinas properties from a leased structure to a managed structure between the third quarter of 2011 and the third quarter of 2012. In addition, we reduced base lease rates for 2012 on 32 of our golf properties that were operated by one of our tenants in connection with restructuring their leases in April 2012. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands):

	Quarter Ended September 30,
Properties Subject to Operating Leases	2012	2011	$ Change	% Change
Ski and mountain lifestyle	$19,448	$19,059	$389	2.04%
Golf	7,174	10,786	(3,612)	-33.49%
Attractions	5,285	3,380	1,905	56.36%
Marinas	5,361	5,499	(138)	-2.51%
Additional lifestyle	1,612	1,513	99	6.54%

Total	$38,880	$40,237	$(1,357)	-3.37%

	Nine Months Ended September 30,
Properties Subject to Operating Leases	2012	2011	$ Change	% Change
Ski and mountain lifestyle	$68,031	$67,203	$828	1.23%
Golf	23,226	31,719	(8,493)	-26.78%
Attractions	11,376	8,881	2,495	28.09%
Marinas	15,584	16,059	(475)	-2.96%
Additional lifestyle	4,823	4,803	20	0.42%

Total	$123,040	$128,665	$(5,625)	-4.37%

As of September 30, 2012 and 2011, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.5% and 8.6%, respectively. The decrease in the weighted average lease rate was primarily attributable to the lease amendment granted to one of our tenants effective as of January 1, 2012. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and theme park operations, residential fees at our senior housing properties and other service revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the quarter and nine months ended September 30, 2012 and 2011 (in thousands):

Properties Managed Under Third-Party Operators	Quarter Ended September 30,
	2012	2011	$ Change	% Change
Golf	$6,735	$1,979	$4,756	240.32%
Attractions	83,137	80,932	2,205	2.72%
Senior Living	15,154	2,157	12,997	602.55%
Marinas	167	—	167	n/a
Additional lifestyle	28,750	25,929	2,821	10.88%

Total	$133,943	$110,997	$22,946	20.67%

Properties Managed Under Third-Party Operators	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Golf	$17,279	$8,389	$8,890	105.97%
Attractions	129,346	123,441	5,905	4.78%
Senior Living	35,247	2,157	33,090	1,534.08%
Marinas	326	—	326	n/a
Additional lifestyle	72,105	69,844	2,261	3.24%

Total	$254,303	$203,831	$50,472	24.76%

As of September 30, 2012 and 2011, we had a total of 53 and 30 managed properties, respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to (i) the acquisition of 11 senior housing properties subsequent to the third quarter of 2011, (ii) the transition of certain golf facilities from leased to managed structure which was completed during the first quarter and third quarter of 2012, (iii) an increase in visitation and per capita spending at the attractions properties as a result of favorable weather and (iv) an increase in summer operating revenue with promotions on concerts, attractions and other events on the Omni Mount Washington Resort.

Interest income on mortgages and other notes receivable. For the quarter and nine months ended September 30, 2012, we earned interest income of approximately $3.2 million and $9.5 million, respectively, as compared to $3.2 million and $9.8 million for the quarter and nine months ended September 30, 2011, respectively.

Property operating expenses. Property operating expenses from managed properties increased primarily attributable to the acquisition of 11 senior housing properties subsequent to the third quarter of 2011 and golf facilities that were transitioned from leased to managed structure which were completed during the first quarter of 2012 and third quarter of 2012. The following information summarizes the expenses of our properties that are operated by third-party managers for the quarter and nine months ended September 30, 2012 and 2011 (in thousands):

Properties Managed Under Third-Party Operators	Quarter Ended September 30,
	2012	2011	$ Change	% Change
Golf	$6,007	$2,223	$3,784	170.22%
Attractions	41,065	41,694	(629)	-1.51%
Senior Living	10,173	1,568	8,605	548.79%
Marinas	190	—	190	n/a
Additional lifestyle	21,671	20,582	1,089	5.29%

Total	$79,106	$66,067	$13,039	19.74%

Properties Managed Under Third-Party Operators	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Golf	$14,444	$7,852	$6,592	83.95%
Attractions	91,924	91,384	540	0.59%
Senior Living	23,678	1,568	22,110	1,410.08%
Marinas	448	—	448	n/a
Additional lifestyle	60,326	58,754	1,572	2.68%

Total	$190,820	$159,558	$31,262	19.59%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the quarter and nine months ended September 30, 2012, asset management fees to our Advisor were approximately $9.1 million and $26.6 million, respectively, as compared to approximately $8.0 million and $23.3 million for the quarter and nine months ended September 30, 2011, respectively. The increase in such fees is due to an increase in invested assets from the acquisition of additional real estate properties subsequent to September 30, 2011.

General and administrative. General and administrative expenses totaled approximately $5.8 million and $15.2 million for the quarter and nine months ended September 30, 2012, respectively, as compared to approximately $4.6 million and $11.6 million for the quarter and nine months ended September 30, 2011, respectively. The increase is primarily attributable to (i) higher accounting and legal personnel charges of affiliates of our Advisor as a result of an increase in the number of managed properties for which administrative services are performed, (ii) higher legal and professional services and (iii) an increase in transfer agent fees.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the quarter and nine months ended September 30, 2012, ground lease and land permit fees were approximately $3.7 million and $10.8 million, respectively, as compared to approximately $3.1 million and $10.6 million for the quarter and nine months ended September 30, 2011, respectively. The increase for the quarter and nine months ended September 30, 2012 was attributed to growth of our property portfolio and an increase in gross revenues of certain of our properties which increases our ground lease and permit fees.

Acquisition fees and costs. Acquisition fees are paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and are generally 3% of gross offering proceeds. Acquisition fees and costs totaled approximately $0.6 million and $3.4 million for the quarter and nine months ended September 30, 2012, respectively, as compared to approximately $2.8 million and $9.7 million for the quarter and nine months ended September 30, 2011, respectively. The decrease is primarily due to the reduction in the sale of our common stock resulting from the completion of our third offering on April 9, 2011, offset by acquisition costs in connection with acquisitions made during the nine months ended September 30, 2012. Going forward, we do not anticipate incurring acquisition fees which are based on offering proceeds other than those related to our reinvestment plan.

Other operating expenses. Other operating expenses totaled approximately $1.3 million and $5.7 million for the quarter and nine months ended September 30, 2012, respectively, as compared to approximately $2.6 million and $5.1 million for the quarter and nine months ended September 30, 2011, respectively. The decrease for the quarter ended September 30, 2012 is primarily attributable to a reduction in repair and maintenance expense relating to certain of our properties. During the fourth quarter of 2010 and first quarter of 2011, we have completed the transition of certain of our properties from leased structure to managed structure. As a result, the repair and maintenance spending for those properties were deferred to the third and fourth quarter of 2011. The increase for the nine months ended September 30, 2012, is primarily attributable to real estate taxes on several gold properties that converted to manage structure due to lease terminations during 2012 and higher repairs and maintenance expenses.

Bad debt expense. Bad debt expense totaled approximately $1.6 million and $4.7 million for the quarter and nine months ended September 30, 2012, respectively, as compared to $0.5 million and $1.1 million for the quarter and nine months ended September 30, 2011, respectively. The increase for the quarter ended September 30, 2012 is primarily attributable to an increase in uncollectible past due rents relating to one of our marinas tenants. The increase for the nine months ended September 30, 2012 is primarily attributable to the write-off of past due rents that were deemed uncollectible relating to leases with some of our golf and marinas tenants that were amended and leases that were terminated.

Loss (recovery) on lease terminations. Loss (recovery) on lease terminations were approximately $(0.1) million and $3.2 million for the quarter and nine months ended September 30, 2012, respectively, as compared to approximately $5.3 million and $6.3 million for the quarter and nine months ended September 30, 2011, respectively. The change is attributable to the decrease in leases with golf tenants that were terminated for the quarter and nine months ended September 30, 2012 as compared to the same periods during 2011.

Loan loss provision. Loan loss provision was approximately $1.7 million for the nine months ended September 30, 2012 as a result of a troubled debt restructuring on a note receivable from one of our golf tenants where we restructured their loan. See “General” – Leases and Loan Amendment” above for additional information. We had no loan loss provision for the quarter ended September 30, 2012 and 2011 or for nine months ended September 30, 2011.

Depreciation and amortization. Depreciation and amortization expenses were approximately $35.2 million and $100.3 million for the quarter and nine months ended September 30, 2012, respectively, as compared to approximately $30.5 million and $90.7 million for the quarter and nine months ended September 30, 2011, respectively. The increase is primarily due to new properties acquired subsequent to September 30, 2011.

Interest and other income (expense). Interest and other income (expense) were approximately $0.3 million and $0.5 million for the quarter and nine months ended September 30, 2012, respectively, as compared to approximately ($0.3) million and ($1.6) million for the quarter and nine months ended September 30, 2011, respectively. We recorded a loss on extinguishment of debt of approximately $1.5 million during the nine months ended September 30, 2011 as a result of prepaying existing debts with proceeds from the senior notes. The loss was primarily the result of the write-off of unamortized loan costs relating to the prepayment of the debts.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $18.4 million and $51.4 million for the quarter and nine months ended September 30, 2012, respectively, as compared to approximately $16.4 million and $43.5 million for the quarter and nine months ended September 30, 2011. The increase is primarily attributable to the issuance of our senior notes in April 2011 and additional long-term debt obtained subsequent to September 30, 2011.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	Quarter Ended September 30,
	2012	2011	$ Change	% Change
DMC Partnership	$972	$2,724	$(1,752)	-64.32%
Intrawest Venture	267	231	36	15.58%
CNLSun I Venture	273	(1,315)	1,588	120.76%
CNLSun II Venture	264	(714)	978	136.97%
CNLSun III Venture	490	—	490	n/a

Total	$2,266	$926	$1,340	144.71%

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
DMC Partnership	$6,370	$8,067	$(1,697)	-21.04%
Intrawest Venture	156	940	(784)	-83.40%
CNLSun I Venture	(1,471)	(9,072)	7,601	83.79%
CNLSun II Venture	(479)	(714)	235	32.91%
CNLSun III Venture	1,198	—	1,198	n/a

Total	$5,774	$(779)	$6,553	841.21%

Equity in earnings of unconsolidated entities increased by approximately $1.3 million and $6.6 million for the quarter and nine months ended September 30, 2012 as compared to the same periods in 2011. The change was primarily due to the losses that were allocated to us in 2011 in connection with transactional and closing costs associated with our entry to the CNLSun I Venture. In connection with the initial formation of CNLSun I Venture, the venture incurred approximately $10.2 million in non-recurring transaction costs, which contributed to the venture’s net loss for the period and reduced the equity in earnings we recorded. In addition during 2012, the DMC Partnership incurred approximately $2.3 million in acquisition costs relating to a potential acquisition that was ultimately not pursued. Equity in earnings or losses are allocated using the HLBV method, which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of our distribution preferences.

Discontinued operations. Results from discontinued operations was approximately ($0.2) million and ($0.3) million for the quarter and nine months ended September 30, 2012, respectively, as compared to approximately ($13.4) million and ($12.9) million for the quarter and nine months ended September 30, 2011, respectively. In anticipation of selling certain golf properties during the quarter ended September 30, 2011, we evaluated the carrying value of the golf properties and determined that the carrying value was not recoverable and we recorded an impairment provision.

Net income (loss) and net income (loss) per share of common stock. The company had net income for the quarter ended September 30, 2012 as compared to a net loss for the same period in 2011. The change was primarily attributable to (i) an increase in rental income from leased properties and net operating income from managed properties of approximately $6.5 million related to properties acquired during the second half of 2011, (ii) an increase of net operating income from “same-store” managed properties of approximately $5.2 million primarily relating to improved performance at our attractions and additional lifestyle properties, and (iii) a reduction in loss on lease termination and impairment provision of approximately $21.8 million including approximately $13.2 million that was recorded as a component of discontinued operations; offset in part, by (i) a reduction in rental income of approximately $3.6 million related to the 32 golf facilities as a result of lease modification as well as lower net operating income in 2012 versus rental income in 2011 from the nine properties that were recently converted from a leased to managed structure and (ii) an increase in bad debt expense, asset management fees, general and administrative expense and interest expense and loan cost amortization of approximately $5.5 million.

The decrease in net loss and loss per share for the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily attributable to (i) an increase in rental income from leased properties and net operating income from managed properties of approximately $15.4 million related to properties acquired during the second half of 2011, (ii) an increase of net operating income from “same-store” managed properties of approximately $5.1 million primarily relating to an increase in visitation and spending at our attractions properties, and (iii) a reduction in loss on lease termination and impairment provision of approximately $18.9 million including approximately $12.6 million that was recorded as a component of discontinued operations; offset in part, by (i) a reduction in rental income of approximately $8.7 million related to the 32 golf facilities as a result of lease modification as well as lower net operating income in 2012 versus rental income in 2011 from the nine properties that were recently converted from a leased to managed structure and (ii) an increase in bad debt expense, asset management fees and interest expense and loan cost amortization of approximately $14.9 million.

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

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the quarter and nine months ended September 30, 2012 and 2011 (in thousands except per share data). We adopted the IPA’s definition of MFFO in 2011 and restated our calculation of MFFO for the quarter and nine months ended September 30, 2011 based on the IPA’s definition. We also adopted NAREITs revised definition of FFO related to the add back of impairment of real estate assets in 2011 and restated the nine months ended September 30, 2011 to present the revised definition:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$23,613	$(1,239)	$(21,072)	$(37,602)
Adjustments:
Depreciation and amortization (1)	35,245	30,666	100,319	91,365
Impairment of real estate assets (1)	—	16,691	267	16,691
Gain on sale of real estate investment properties	(5)	—	(287)	—
Net effect of FFO adjustment from unconsolidated entities (2)	16,151	5,149	28,580	15,934

Total funds from operations	75,004	51,267	107,807	86,388

Acquisition fees and expenses (3)	570	2,766	3,380	9,677
Straight-line adjustments for leases and notes receivable (1)(4)	(2,531)	(5,941)	(12,718)	(17,456)
Amortization of above/below market intangible assets and liabilities (1)	196	(3)	207	(1)
Loss from early extinguishment of debt (6)	—	—	4	1,453
Write-off of lease related costs (5)	—	5,355	3,566	6,040
Loan loss provision	—	—	1,699	—
Accretion of discounts/amortization of premiums for debt investments	242	293	641	722
MFFO adjustments from unconsolidated entities: (2)
Acquisition fees and expenses	—	515	—	3,765
Straight-line adjustments for leases and notes receivable	68	59	242	44
Prepayment penalty fees	—	—	—	2,266
Interest expense on old loan	—	—	—	603
Amortization of above/below market intangible assets and liabilities	(4)	(12)	(14)	(50)

Modified funds from operations	$73,545	$54,299	$104,814	$93,451

Weighted average number of shares of common stock outstanding (basic and diluted)	313,250	306,344	311,455	300,387

FFO per share (basic and diluted)	$0.24	$0.17	$0.35	$0.29

MFFO per share (basic and diluted)	$0.23	$0.18	$0.34	$0.31

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

Total FFO and FFO per share was approximately $75.0 million or $0.24 for the quarter ended September 30, 2012 as compared to approximately $51.3 million or $0.17 for the same period in 2011. The increase in FFO and FFO per share were attributable to (i) an increase in rental income from leased properties and net operating income from managed properties of approximately $6.5 million related to properties acquired during the second half of 2011, (ii) an increase in net operating income from “same-store” managed properties of approximately $5.2 million primarily relating to improved performance at our attractions and additional lifestyle properties, (iii) an increase in FFO contribution from unconsolidated entities of approximately $11.0 million, (iv) a reduction in loss on lease termination of approximately $5.3 million, and (v) a reduction in acquisition fees and costs of approximately $2.2 million; offset in part by, an increase in asset management fees, general and administrative expense, ground lease and permit fees, bad debt expense and interest expense and loan cost amortization of approximately $6.0 million.

Total FFO and FFO per share was approximately $107.8 million or $0.35 for the nine months ended September 30, 2012 as compared to approximately $86.4 million or $0.29 for the same period in 2011. The increase in FFO and FFO per share were attributable to (i) an increase in rental income from leased properties and net operating income from managed properties of approximately $15.4 million related to properties acquired during the second half of 2011, (ii) an increase in net operating income from “same-store” managed properties of approximately $5.1 million primarily relating to an increase in visitation and spending at our attractions properties, (iii) an increase in FFO contribution from unconsolidated entities of approximately $12.6 million, (iv) a reduction in acquisition fees and costs of approximately $6.3 million, and (v) a reduction in interest and other income (expense) of approximately $2.1 million primarily due to the write-off of unamortized loan costs in 2011 as a result of prepaying existing debt with more favorable financing; offset in part, by (i) a reduction in rental income of approximately $5.8 million related to the 32 golf facilities as a result of lease restructure and (ii) an increase in bad debt, interest expense and loan cost amortization and general and administrative expenses of approximately $15.2 million.

Total MFFO and MFFO per share was approximately $73.5 million or $0.23 for the quarter ended September 30, 2012 as compared to approximately $54.3 million or $0.18 for the same period in 2011. The increase in MFFO and MFFO per share were principally due to (i) an increase in rental income from leased properties (excluding straight-line adjustments for rental income) and net operating income from managed properties of approximately $7.0 million related to properties acquired during the second half of 2011, (ii) an increase in net operating income from “same store” managed properties of approximately $5.2 million primarily relating to improved performance at our attractions and additional lifestyle properties, and (iii) an increase in MFFO contribution from unconsolidated entities of approximately $10.5 million; offset by, an increase in interest expense and loan costs amortization, asset management fees and general and administrative expense of approximately $4.3 million.

Total MFFO and MFFO per share was approximately $104.8 million or $0.34 for the nine months ended September 30, 2012 as compared to approximately $93.5 million or $0.31 for the nine months ended September 30, 2011. The increase in MFFO and MFFO per share were principally due to (i) an increase in rental income from leased properties (excluding straight-line adjustments for rental income) and net operating income from managed properties of approximately $15.1 million related to properties acquired during the second half of 2011, (ii) an increase in net operating income from “same store” managed properties of approximately $5.1 million primarily relating to an increase in visitation and spending at our attractions properties, and (iii) an increase in MFFO contribution from unconsolidated entities of approximately $6.3 million; offset by, (i) an increase in interest expense and loan costs amortization, ground lease and permit fees, asset management fees and general and administrative expenses of approximately $15.0 million.

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

•	Adjusted EBITDA does not reflect the impact of certain charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$23,613	$(1,239)	$(21,072)	$(37,602)
Discontinued operations	171	13,404	309	12,942
Interest and other (income) expense	(285)	298	(464)	1,596
Interest expense and loan cost amortization	18,393	16,395	51,407	43,451
Equity in (earnings) loss of unconsolidated entities (1)	(2,266)	(926)	(5,774)	779
Loss from early extinguishment of debt	—	—	4	1,453
Depreciation and amortization	35,245	30,476	100,319	90,699
Loan loss provision		—	1,699	—
Loss (recovery) on lease terminations	(67)	5,273	3,226	6,306
Impairment provision	—	3,199	—	3,199
Straight-line adjustments for leases and notes receivables (2)	(2,531)	(5,941)	(12,718)	(17,456)
Cash distributions from unconsolidated entities (1)	5,702	7,205	29,241	17,054

Adjusted EBITDA	$77,975	$68,144	$146,177	$122,421

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

Adjusted EBITDA was approximately $78.0 million for the quarter ended September 30, 2012 as compared to approximately $68.1 million for the quarter ended September 30, 2011. The increase in adjusted EBITDA for the quarter ended September 30, 2012 was primarily attributable to (i) an increase in net cash received of $6.3 million on properties acquired during the second half of 2011, (ii) an increase in net operating income from our “same-store” managed properties of $5.2 million, offset by, a decrease in distributions received from our unconsolidated entities of approximately $1.5 million due to the timing difference of when distribution is received.

Adjusted EBITDA was approximately $146.2 million for the nine months ended September 30, 2012 as compared to approximately $122.4 million for the nine months ended September 30, 2011. The increase in adjusted EBITDA for the nine months ended September 30, 2012 was primarily attributable to (i) an increase in distributions from unconsolidated entities of approximately $12.2 million primarily from our three senior housing joint ventures, (ii) an increase in net cash received of $15.1 million on properties acquired during the second half of 2011 and (iii) an increase in net operating income from our “same-store” managed properties of $5.1 million primarily relating to an increase in visitation and spending at our attractions properties; offset by an increase in asset management fees and general and administrative expense of approximately $8.0 million.

Off Balance Sheet and Other Arrangements

In August 2012, one of the DMC Partnership’s loans with an outstanding principal balance of approximately $13.0 million matured and the DMC Partnership refinanced the loan with a new third-party lender. The new loan bears interest at 30-day LIBOR plus 2.55% and matures on September 1, 2014.

See our annual report on Form 10-K for the year ended December 31, 2011 for a summary of our other off-balance sheet arrangements.

Commitments, Contingencies and Contractual Obligations

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of September 30, 2012:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1			More than
	year	Years 1-3 (4)	Years 3-5	5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$46,896	$224,714	$341,179	$127,466	$740,255
Senior notes	28,750	57,500	57,500	440,873	584,623
Line of credit (Principal and interest) (1)	3,703	82,259	—	—	85,962
Obligations under capital leases	3,836	2,418	191	—	6,445
Obligations under operating leases (2)	14,227	28,454	28,181	225,872	296,734

Total	$97,412	$395,345	$427,051	$794,211	$1,714,019

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve.

(2)	This line item represents obligations under ground leases, concession holds and land permits of which the majority are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3 (4)	Years 3-5	More than 5 years	Total
Capital improvements (1)	$28,289	$1,836	$—	$—	$30,125
Loan commitments (2)	661	—	—	—	661

Total	$28,950	$1,836	$—	$—	$30,786

FOOTNOTES:

(1)

We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

(2)

In 2010, we committed to fund two construction loans to two existing borrowers totaling approximately $10.1 million. On September 16, 2011, one of the borrowers repaid its outstanding construction loan of approximately $3.1 million plus interest. As of September 30, 2012 approximately $6.8 million were outstanding on the remaining construction loan.

In July 2012, we committed to advance an additional $0.8 million to one of our existing borrowers. The $0.8 million loan has a fixed annual interest rate of 10.0% with monthly payments of interest only and matures on September 30, 2022. As of September 30, 2012, we funded approximately $0.3 million.

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

Our fixed-rate mortgage and other notes receivable, which totaled $124.7 million and $124.4 million at September 30, 2012 and December 31, 2011, respectively, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $121.8 and $120.3 million at September 30, 2012 and December 31, 2011, respectively.

The following is a schedule of our fixed and variable debt maturities for the remainder of 2012, each of the next four years, and thereafter (in thousands):

	2012	2013	2014	2015		2016		Thereafter		Total	Fair Value
Fixed-rate debt	$3,280	$14,283	$50,100	$95,672		$82,456		$629,475		$875,266	$857,934
Variable-rate debt (2)	1,480	4,667	22,526	93,217		82,346		15,984		220,220	215,479	(1)

	$4,760	$18,950	$72,626	$188,889		$164,802		$645,459		$1,095,486	$1,073,413

	2012	2013	2014	2015		2016		Thereafter		Total
Weighted average fixed interest rate of maturities	5.93%	5.94%	8.33%	6.06%		6.29%		6.49%		6.52%
Average interest rate on variable debt	LIBOR or	LIBOR or	LIBOR or	LIBOR +		LIBOR +		LIBOR +
	CDOR +	CDOR +	CDOR +	2.88	%(4)	2.88	%(4)	3.25	%(4)
	3.33%	3.33%	3.05%

FOOTNOTES:

(1)

The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

(2)	As of September 30, 2012, all of our variable-rate debt in mortgages and notes payable was hedged.
(3)

The estimated fair value of our variable-rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

(4)	The 30-day CDOR rate was approximately 1.22% at September 30, 2012. The 30-day LIBOR rate was approximately 0.22% at September 30, 2012.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.2 million for the nine months ended September 30, 2012. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

Redemption of Shares and Issuer Purchases of Equity Securities

For the nine months ended September 30, 2012, we have outstanding redemption requests of approximately 8.9 million shares. During the nine months ended September 30, 2012, approximately 0.4 million shares relating to prior period requests were redeemed and approximately 0.3 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $7.31. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than our estimated value per share on the date the redemption is effected. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Liquidity and Capital Resources – Common Stock Redemptions.”

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than our estimated value per on the date the redemption is effected. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the quarter ended September 30, 2012, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased in Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
July 1, 2012 through July 31, 2012	—	—	—	12,362,069
August 1, 2012 through August 31, 2012	—	—	—	12,362,069
September 1, 2012 through September 30, 2012	403,819	$7.31	403,819	13,201,297	(1)

Total	403,819	$7.31	403,819

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2012.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Third Amended and Restated Amended Plan (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income (Loss), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.