Form 10-K
period 2012-12-31
CNL LIFESTYLE PROPERTIES INC
filed 2013-03-29
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

While there is no established market for the registrant’s shares of common stock, the registrant had previous offerings of its shares of common stock. In each of its previous offerings, the registrant sold shares of its common stock for $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of stock held by non-affiliates as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,114,212,115.

As of March 15, 2013, there were 316,346,704 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Lifestyle Properties, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2013.

[Intentionally left blank]

PART I

Statement Regarding Forward Looking Information

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, we caution you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of our documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this annual report on Form 10-K and our quarterly reports on Form 10-Q, copies of which may be obtained from our Web site at http://www.cnllifestylereit.com.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to, and expressly disclaims any obligation to, publicly release the results of any revisions to its forward-looking statements to reflect new information, changed assumptions, the occurrence of unanticipated subsequent events or circumstances, or changes to future operating results over time, except as otherwise required by law.

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

Investment Objectives and Business Strategy

Our principal investment objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We primarily invest in lifestyle properties in the United States that we believe have the potential for long-term growth and income generation. Our investment thesis is supported by demographic trends which we believe affect consumer demand for the various lifestyle asset classes that are the focus of our investment strategy. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. A large number of our properties are leased on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. When beneficial to our investment structure and as a result of tenant defaults, we engage third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. To a lesser extent, we also make and acquire loans (including mortgage, mezzanine and other loans) generally collateralized by interests in real estate and enter into joint ventures related to interests in real estate.

Following our investment strategy of acquiring carefully selected and well-located lifestyle and other income producing properties, we believe we have built a unique portfolio of assets with established long-term operating histories, and have created diversification within the portfolio by region, operator and asset class. As of March 15, 2013, we had built a portfolio of 179 lifestyle properties. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 19% in ski and mountain lifestyle, 15% in golf facilities, 33% in senior housing, 13% in attractions, 5% in marinas and 15% in additional lifestyle properties. As of March 15, 2013, these assets consist of 23 ski and mountain lifestyle properties, 49 golf facilities, 62 senior housing properties, 20 attractions, 17 marinas and eight additional lifestyle properties with the following investment structure:

Wholly-owned:
Leased properties	73
Managed properties	55
Held for development	1
Unconsolidated joint ventures: (1)
Leased properties	14
Managed properties	36

179

FOOTNOTE:

(1)	As of March 15, 2013, 49 properties held through four unconsolidated joint ventures are expected to be sold in 2013. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for additional information.

As a mature REIT, a significant focus is to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for a future listing or other liquidity event(s), and our board of directors will undertake an evaluation of various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the listing of our common stock. We are evaluating each of our properties on a rigorous and ongoing basis and to the extent we consider selling certain assets that we believe are not central to our long-term strategy in an effort to optimize and enhance our portfolio; we will evaluate these assets for impairment in accordance with our accounting policy. We anticipate that proceeds from any future sales will be invested into new assets, enhancements to existing assets or to retire obligations. We will also continue to reposition certain assets by making strategic tenant or operator changes for properties that we believe will benefit from a new operator based on specific expertise or geographic concentrations that a particular operator possesses.

Our real estate investment portfolio is geographically diversified with properties in 34 states and 2 Canadian provinces. The map below shows our current property allocations across geographic regions as of March 15, 2013.

Our tenants and operators. We generally attempt to lease our properties to tenants and operators that we consider to be industry leading. However, we do not believe the success of our properties is based solely on the performance or abilities of our tenants and operators. In some cases, we consider the assets we have acquired to be unique, iconic or nonreplicable which by their nature have an intrinsic value. In addition, in the event a tenant is in default and vacates a property, under special provisions in the tax laws, we are able to engage a third-party manager to operate the property on our behalf for a period of time until we re-lease it to a new tenant. During this period, the property remains open and we receive any net earnings from the property’s operations. These amounts may be more or less than the rents that were contractually due under the prior leases. Any taxable income from these properties will be subject to income tax until we re-lease these properties to new tenants.

Financial information about geographic areas. We have one consolidated property located in British Columbia, Canada, Cypress Mountain that generated total rental income of approximately $7.6 million, $7.3 million and $6.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. We also own interests in two properties located in Canada through unconsolidated entities that generated a combined equity in earnings (loss) of approximately ($1.0) million, $0.2 million and $0.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. The remainder of our net loss was generated from properties or investments located in the United States.

Our leases and ventures. As part of our net lease investment strategy, we either acquire properties directly or purchase interests in entities that own the properties. Once we acquire the properties, we either lease them back to the original seller or to a third-party operator. These leases are usually structured as triple-net leases which means our tenants are generally responsible for repairs, maintenance, property taxes, ground lease or permit expenses (where applicable), utilities and insurance for the properties that they lease. The weighted-average lease rate of our consolidated properties subject to long-term triple-net leases as of March 15, 2013 was approximately 8.6%. This rate is based on the weighted-average annualized straight-lined base rent due under our leases.

Our leases are generally long-term in nature (generally five to 20 years with multiple renewal options). We have no near-term lease expirations (other than at our one multi-family residential property and senior housing properties, which generally enter into one-year leases with their tenants) with the first long-term lease expiring in January 2017, excluding available renewal periods. As of March 15, 2013, the average lease expiration of our properties structured under triple-net leases (excluding our unconsolidated properties) was approximately 15 years with the following breakdown:

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

Our managed properties. When beneficial to our investment structure and subject to applicable tax regulations, certain properties (hotels and senior housing properties) may be leased to wholly-owned tenants that are taxable REIT subsidiaries or that are owned through taxable REIT subsidiaries (referred to as “TRS”). Under this structure, we engage a third-party manager to conduct day-to-day operations and our results of operations will include the operating results of the underlying properties as opposed to rental income from operating leases that is recorded for properties leased to third-party tenants. In addition, in the case of a tenant default and lease termination, we may engage a third-party manager to operate the property on our behalf for a period of time until we can re-lease the property. This allows us time to stabilize the property, if necessary, and enter into a new lease when market conditions are potentially more favorable. During this managed period, we recognize all the underlying property operating revenues and expenses in our consolidated financial statements and may be subject to more direct operating risk including risks associated with seasonality and are subject to federal income tax on taxable income from the operations. See “Seasonality” below for additional information.

Our joint ventures. We have entered into joint ventures in which our partners subordinate their returns to our minimum return. This structure provides us with some protection against the risk of downturns in performance but may allow our partners to obtain a higher rate of return on their investment than we receive if the underlying performance of the properties exceeds certain thresholds. Properties that are owned through unconsolidated joint ventures may be leased or managed depending on the circumstance related to each property. As of March 15, 2013, we had a total of 50 properties owned through five unconsolidated joint ventures of which 14 are leased and 36 are managed. Additionally, as of March 15, 2013, 49 of the 50 properties held through four unconsolidated joint ventures are expected to be sold in 2013. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for additional information.

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

As part of our portfolio diversification strategy, we have specifically considered the varying and complementary seasonality of our asset classes and portfolio mix. For example, the peak operating season of our ski and mountain lifestyle assets is highly complementary to the peak seasons in our attractions, marinas and golf portfolios to balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with generally accepted accounting principles (“GAAP”). However, seasonality does impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows and rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant gross revenues.

In addition, seasonality directly impacts certain of our properties where we engage independent third-party managers to operate properties on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. Certain of these properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of March 15, 2013, we had a total of 55 wholly-owned managed properties consisting of 13 golf facilities, 15 attractions properties, 20 senior housing properties, two marinas and five additional lifestyle properties, which includes three waterpark hotels, one hotel and ski resort and one multi-family residential property. Our consolidated operating results and cash flows during the first, second and fourth quarters will generally be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties. Conversely, during the third quarter, our consolidated operating results and cash flows will improve during the peak operating months of our large attraction properties, offset by the non-peak operating months of our one managed ski resort property.

Significant tenants and borrowers. As of December 31, 2012 and 2011 and for the three years ended through December 31, 2012, we had the following tenants that individually accounted for 10% or more of our aggregate total revenues or assets.

Tenant	Number and Type of Leased Properties	Percentage of Total Revenues			Percentage of Total Assets
		2012	2011	2010	2012	2011
PARC Management, LLC (“PARC”)	n/a (1)	n/a (1)	n/a (1)	11.0%	n/a (1)	n/a (1)
Boyne USA, Inc. (“Boyne”)	7 ski and mountain lifestyle properties	8.6%	9.6%	12.6%	7.6%	7.9%
Evergreen Alliance Golf Limited, L.P. (“EAGLE”)	32 golf facilities (2)	4.9%	8.3%	12.1%	10.1%	12.3%

FOOTNOTES:

(1)	In 2011, we transitioned all of our properties previously leased to PARC to new third-party managers and PARC is no longer a tenant of ours.
(2)	On November 9, 2011, our Board of Directors approved the sale of five properties and the transition of seven other properties to new third-party managers to be operated for a period of time. As of December 31, 2012, we had completed the sale of four properties with the remaining one property to be sold in 2013 and had transitioned all seven properties. The percentages above include the one property classified as assets held for sale.

Additionally, we made loans to PARC, Boyne and EAGLE that together generated interest income totaling approximately $11.3 million, $11.6 million and $11.4 million, or 2.3%, 2.8% and 3.8% of total revenues, for the years ended December 31, 2012, 2011 and 2010, respectively.

The significance of any given tenant, borrower or operator, and the related concentration of risk may decrease as additional properties and operators are added to the portfolio.

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

Sale of Properties

We intend to hold each property we acquire for an extended period. However, circumstances might arise which would result in selling certain assets. The determination of when a particular property should be sold or otherwise disposed of will be made after our board of directors considered all the relevant factors, including but not limited to prevailing and projected economic and market conditions, whether the value of the property is anticipated to appreciate or decline in the future, whether the property is performing as expected and required holding periods necessary to comply with REIT requirements. In addition, we may sell certain properties that were acquired through our unconsolidated entities if our joint venture partners made a determination to exercise their purchase option. The net sale proceeds will either be distributed to our stockholders, make selected acquisitions or make enhancements to our existing portfolio.

Distribution Reinvestment Plan

In 2011 we completed our common stock offerings and filed a registration statement on Form S-3 under the Securities Exchange Act of 1933, as amended, to register the sale of up to an additional $250 million (26.3 million shares of common stock at $9.50 per share) under our Distribution Reinvestment Plan (“DRP”). In accordance with the DRP, in the event that our Board determines a new estimated fair value of our common stock, shares of our common stock would thereafter be sold pursuant to the DRP at a price determined by our Board of Directors, which price shall not be less than 95% of the estimated fair value of a share of our common stock. On August 1, 2012, in order to comply with requirements that became applicable once we completed our offerings, our Board of Directors determined that our estimated net asset value (“NAV”) per share was $7.31. Accordingly, effective August 9, 2012, under the DRP, beginning with reinvestments made after August 9, 2012, and until we announce a new price, the DRP shares will be offered at $6.95, which represents a 5% discount to the new estimated fair value of $7.31 per share. See “Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information. We anticipate we will continue to raise capital through our DRP and will use such proceeds for acquisitions and enhancements, distributions shortfalls and other corporate purposes. For the year ended December 31, 2012, we received approximately $69.0 million (8.3 million shares) through our reinvestment plan.

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

Financial Information About Industry Segments

We have determined that we operate in one business segment, real estate ownership, which consists of investing in and owning a diversified portfolio of real estate primarily within the United States. We view, manage and evaluate all of our lifestyle properties homogeneously as one collection of assets with a common goal to maximize revenues and property income regardless of the type (ski, attractions, senior housing, etc.) or ownership structure (leased or managed). Our chief operating decision maker reviews all of our properties as one consolidated portfolio and does not drive resource allocation decisions based on individual property or groups of properties. In addition, we evaluated each individual property and determined they were individually less than 10% of the combined revenue for the year ended December 31, 2012. Accordingly, we do not report segment information.

Advisory Services

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

In addition, we reimburse our Advisor for all of the costs it incurs in connection with the administrative services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). For the Expense Years ended December 31, 2012, 2011 and 2010, operating expenses did not exceed the Expense Cap.

Legal and Regulatory Considerations

General. Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2012 has the necessary permits and approvals to operate its business.

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

Prior to the purchase of our properties, we generally engage independent environmental consultants to perform Phase I environmental assessments, which normally do not involve soil, groundwater or other invasive sampling. When Phase I environmental assessment results indicated the need to do so, we conducted Phase II assessments, which do involve invasive sampling. These assessments have not revealed any materially adverse environmental conditions which impact or have impacted our properties other than conditions which have been remediated or are currently undergoing remediation. There can be no assurance, however, that new environmental liabilities have not developed since the assessments were performed, that the assessment failed to reveal material adverse environmental conditions, liabilities, or compliance concerns, or that future developments, including changes in laws or regulations, will not impose environmental costs or liabilities upon us. If we become subject to material environmental liabilities, these liabilities could adversely affect us, our business and assets, the results of our operations, and our ability to meet our obligations.

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

•

If we have net income from operations or from the sale or other disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or other income from foreclosure property, such income will be taxed at the highest corporate rate;

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

•

A REIT may lease “qualified lodging facilities” and, for taxable years beginning after July 30, 2008, “qualified health care properties” on an arm’s-length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor,” which generally is an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating qualified lodging facilities or qualified health care facilities, as applicable, for any person unrelated to us or our TRS. Generally, the rent that the REIT receives from the TRS will be treated as “rents from real property” notwithstanding the limit on 10% owned tenants described above. A “qualified lodging facility” is a hotel, motel or other establishment where more than one-half of the dwelling units in which are used on a transient basis, unless wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. A “qualified health care property” includes a real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility.

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

Generally, for taxable years ending after May 6, 2003 through December 31, 2012, the maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax is 15%. For taxable years ending after December 31, 2012, this rate increased to 20%. Except in limited circumstances, this tax rate will not apply to dividends paid to you by us on our shares, because generally we are not subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to our shares that are attributable to: (1) dividends received by us from non-REIT corporations or other TRSs; (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year); or (3) the amount of any earnings and profits that were distributed by us and accumulated in a non-REIT year.

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

Gain from the sale or exchange of our shares held for more than one year is taxed at a maximum long-term capital gain rate, which is currently 20%. Pursuant to IRS guidance, we may classify portions of our capital gain dividends as gains eligible for the long-term capital gains rate or as gain taxable to individual stockholders at a maximum rate of 25%.

An additional tax of 3.8% generally will be imposed on the “net investment income” of U.S. stockholders who meet certain requirements and are individuals, estates or certain trusts for taxable years beginning after December 31, 2012. Among other items, “net investment income” generally includes gross income from dividends and net gain attributable to the disposition of certain property, such as shares of our stock. In the case of individuals, this tax will only apply to the extent such individual’s modified adjusted gross income exceeds $200,000 ($250,000 for married couples filing a joint return and surviving spouses, and $125,000 for married individuals filing a separate return. U.S. stockholders should consult their tax advisors regarding the possible applicability of this additional tax in their particular circumstances.

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

Withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-U.S. persons receiving payments on your behalf, including distributions in respect of shares of our stock and gross proceeds from the sale of shares of our stock, if you or such institutions fail to comply with certain due diligence, disclosure and reporting rules, as set forth in recently issued Treasury regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Withholding will apply to payments of dividends made after December 31, 2013, and to payments of gross proceeds from a sale of shares of our stock made after December 31, 2016. Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit of such exemption or reduction. Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the United States and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisors regarding U.S. withholding taxes and the application of the recently issued Treasury regulations in light of your particular circumstances.

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

If you are described in the first bullet point above, you will be subject to United States federal income tax at a rate of 30% (or, if applicable, a lower treaty rate) on the gain derived from the sale, which may be offset by certain Untied States source capital losses, even though you are not considered a resident of the United States. If you are described in the second bullet above, you should consult your tax advisor regarding the potential liability for United States federal income tax on your gain realized on the notes. If you are engaged in a trade or business in the United States, and gain with respect to your notes is effectively connected with the conduct of that trade or business (and if an income tax treaty applies, you maintain a United States permanent establishment to which any such gain is generally attributable), you generally will be subject to U.S. income tax on a net basis on the gain as if you were a U.S. Holder. In addition, if you are a foreign corporation, you may be subject to a branch profits tax on your effectively connected earnings and profits for the taxable year, as adjusted for certain items.

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

The recent economic and market conditions have affected the value and operating performance of certain of our properties, resulted in tenant defaults, losses on lease terminations, loan loss provisions and impairment charges. Continued or worsening global economic conditions including unemployment rates, and rising oil prices, inflationary risk and rising costs, and a lack of consumer confidence with decreased consumer spending, could result in additional losses to us and have a negative impact on our results of operations, and we may not have sources of cash available to us in an amount sufficient to enable us to pay amounts due on our indebtedness.

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

We will be exposed to various operational risks, liabilities and claims with respect to the properties that we have engaged third-party managers to operate on our behalf, which may adversely affect our operating results.

With respect to the properties that are managed by third-party operators, we are exposed to various operational risks, liabilities and claims in addition to those generally applicable to ownership of real property. These risks include the operator’s inability to manage the properties and fulfill its obligations, increases in labor costs and services, cost of energy, insurance, operating supplies and litigation costs relating to accidents or injuries at the properties. Although we maintain reasonable levels of insurance, we cannot be certain the insurance will adequately cover all litigation costs relating to accidents or injuries. Any one or a combination of these factors, together with other market and conditions beyond our control, could result in operating deficiencies at our managed properties, which could have a material effect on our operating results and our ability to pay amounts due on our indebtedness.

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

The financial performance of certain properties in which we have invested and may invest in the future depends in part on a number of factors relating to or affecting discretionary consumer spending for the types of services provided by businesses operated on these properties. Unfavorable local, regional, or national economic developments or uncertainties regarding future economic prospects have reduced consumer spending in the markets where we own properties and, when combined with the lack of available debt, have adversely affected certain of our tenants’ businesses. As a result, certain of our tenants have experienced declines in operating results, and a number of our tenants have modified the terms of certain of their leases with us. Any continuation of such events that leads to lower spending on lifestyle activities could impact our tenants’ ability to pay rent and may also adversely affect the operating results we recognize from the properties where we have engaged third party managers to operate on our behalf, thereby having a material effect on our operating results and our ability to pay amounts due on our indebtedness.

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

We periodically evaluate the recoverability of the carrying value of our real estate assets for impairment indicators. Factors considered in evaluating impairment of our existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions. Generally, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Investments in unconsolidated entities are not considered impaired if the estimated fair value of the investment exceeds the carrying value of the investment. Management makes assumptions and estimates when considering impairments and actual results could vary materially from these assumptions and estimates.

We do not have control over market and business conditions that may affect our success.

The following external factors, as well as other factors beyond our control, may reduce the value of properties that we acquire, the ability of tenants to pay rent on a timely basis, or at all, the amount of the rent to be paid, and the ability of borrowers to make loan payments on time, or at all:

•	changes in general or local economic or market conditions;

•	the pricing and availability of debt, operating lines of credit or working capital;

•	increased costs of energy, insurance or products;

•	increased costs and shortages of labor;

•	increased competition;

•	quality of management;

•	failure by a tenant to meet its obligations under a lease;

•	bankruptcy of a tenant or borrower;

•	the ability of an operator to fulfill its obligations;

•	limited alternative uses for properties;

•	changing consumer habits;

•	condemnation or uninsured losses;

•	changing demographics; and

•	changing government regulations including tax policies.

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

We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

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

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sales to our stockholders may be limited.

In cases where we intend to dispose of assets that we do not wish to own, we cannot assure you that we will be able to sell or exchange such asset or assets in a timely manner or on terms beneficial or satisfactory to us. Real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs such as share redemptions. We expect to generally hold a real estate investment for the long term. When we sell any of our real estate investments, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We may not distribute any proceeds from the sale of real estate investments to our stockholders. Rather, we may use such proceeds to:

•	purchase additional real estate investments;

•	repay debt;

•	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	purchase shares under our share redemption program;

•	create working capital reserves; or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our other properties.

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to avoid such characterization and to take advantage of certain safe harbors under the Internal Revenue Code, we may determine to hold our properties for a minimum period of time, generally two years.

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

We maintain, or cause our operators to maintain, insurance including, but not limited to, liability, fire, wind, earthquake, and business income coverage on all of our properties that are not being leased on a triple-net basis under various insurance policies. We select policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, terrorist threats, war or nuclear reaction. Most of our policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. While we carry earthquake insurance properties that are not being leased on a triple-net basis, the amount of our earthquake coverage may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss. This risk may limit our ability to finance or refinance debt secured by our prosperities. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance.

Dramatic increases in insurance rates could adversely affect our cash flows and our ability to pay distributions to our stockholders.

We may not be able to obtain insurance coverage at reasonable rates due to high premium and/or deductible amounts. As a result, our cash flows could be adversely impacted due to these higher costs, which would adversely affect our ability to pay distributions to our stockholders.

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

Our failure or the failure of the tenants and managers of our facilities to comply with licensing and certification requirements, the requirements of governmental programs, fraud and abuse regulations or new legislative developments may materially adversely affect the operations of our senior housing facilities.

The operations of our senior housing facilities are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing laws. The ultimate timing or effect of any changes in these laws and regulations cannot be predicted. Failure to obtain licensure or loss or suspension of licensure or certification may prevent a facility from operating or result in a suspension of certain revenue sources until all licensure or certification issues have been resolved. Facilities may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. State laws may require compliance with extensive standards governing operations and agencies administering those laws regularly inspect such facilities and investigate complaints. Failure to comply with all regulatory requirements could result in the loss of the ability to provide or bill and receive payment for healthcare services at our senior housing properties. Additionally, transfers of operations of certain senior housing properties are subject to regulatory approvals not required for transfers of other types of commercial operations and real estate. We may have no direct control over the tenant’s or manager’s ability to meet regulatory requirements and failure to comply with these laws, regulations and requirements may materially adversely affect the operations of these properties.

Cost control and other healthcare reform measures may reduce reimbursement revenue available to certain of our senior housing properties.

The healthcare industry is facing various challenges, including increased government and private payor pressure on health care providers to control costs and the vertical and horizontal consolidation of healthcare providers. The pressure to control healthcare costs has intensified in recent years as a result of the national healthcare reform debate and has continued as Congress attempts to slow the rate of growth of federal healthcare expenditures as part of its effort to balance the federal budget. Similar debates are ongoing at the state level in many states. These trends are likely to lead to reduced or slower growth in reimbursement for services provided at some of our senior housing properties and could therefore result in reduced profitability of such properties, adversely affecting our rental income or results from investments in such properties, which may adversely affect our ability to pay distributions to stockholders and amounts due on our indebtedness.

The U.S. healthcare environment is changing in many ways, which may not be favorable to those of our senior housing properties offering healthcare services, as a result of recent federal healthcare legislation.

Health care, including the long-term care and assisted living sectors, remains a dynamic, evolving industry. On March 23, 2010, the Patient Protection and Affordable Care Act of 2010 was enacted and on March 30, 2010, the Health Care and Education Reconciliation Act was enacted, which in part modified the Patient Protection and Affordable Care Act, referred to collectively as the Health Care Reform Acts. Among other things, the Health Care Reform Acts serve as the primary vehicle for comprehensive healthcare reform in the United States. The Health Care Reform Acts are intended to reduce the number of individuals in the United States without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. The legislation will become effective in a phased approach, beginning in 2010 and concluding in 2018. At this time, the effects of the legislation and its impact on our business are not yet known. Our business could be materially and adversely affected by the two Acts and further governmental initiatives undertaken pursuant to the Health Care Reform Acts.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one or more of our properties does not comply with the ADA, then we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

The current U.S. housing market may adversely affect our operators’ and tenants’ ability to increase or maintain occupancy levels at, and rental income from, our senior housing facilities which may impact the amount of distributions and earnings we receive from our unconsolidated venture that owns senior housing facilities.

The performance of the senior housing sector is linked to the performance of the general economy and, specifically, the housing market in the United States. It is also sensitive to personal wealth and available fixed income of seniors and their adult children. Declines in home values, consumer confidence and net worth due to adverse general economic conditions may reduce demand for senior housing properties. Our tenants and operators in our senior housing facilities may experience relatively flat or declining occupancy levels in the near-term due to falling home prices, declining incomes, stagnant home sales and other economic factors. Seniors may choose to postpone their plans to move into senior housing facilities rather than sell their homes at a loss or for a profit below their expectations. Moreover, tightening lending standards have made it more difficult for potential buyers to obtain mortgage financing, all of which have contributed to the declining home sales. Any future rise in interest rates may compound or prolong this problem. In addition, the senior housing segment may continue to experience a decline in occupancy associated with private pay residents choosing to move out of the facilities to be cared for at home by relatives due to the weak economy. A material decline in occupancy levels and revenues may make it more difficult for them to meet scheduled rent payments to us, which could adversely affect our financial condition.

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

Increased competition for customers may reduce the ability of certain of our operators to make scheduled rent payments to us or affect our operating results.

The types of properties in which we invest are expected to face competition for customers from other similar properties, both locally and nationally. For example, competing senior housing properties may be located near the senior housing properties we own or acquire. Similarly, golf courses we acquire will compete in each market with other golf courses some of which may have greater resources than our golf courses. Any decrease in revenues due to such competition at any of our properties may adversely affect our operators’ ability to make scheduled rent payments to us and with respect to certain of our senior housing and lodging properties leased to TRS entities, may adversely affect our operating results of those properties.

Existing senior housing and healthcare properties that we may acquire may be subject to unknown or contingent liabilities which could cause us to incur substantial costs.

We anticipate that we will acquire operating senior housing and healthcare properties. Such senior housing and healthcare properties may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under transaction agreements related to our acquisition of senior housing and healthcare properties may not survive the closing of the transactions. While we will likely seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on indemnifiable losses. There is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

We invest in private-pay senior housing properties, an asset class of the senior housing sector that is highly competitive.

Private-pay senior housing is a competitive asset class of the senior housing sector. Our senior housing properties will compete on the basis of location, affordability, quality of service, reputation and availability of alternative care environments. Our senior housing properties also will rely on the willingness and ability of seniors to select senior housing options. Our property operators may have competitors with greater marketing and financial resources and may be able to offer incentives or reduce fees charged to residents thereby potentially reducing the perceived affordability of our properties during downturns in the economy. Additionally, the high demand for quality caregivers in a given market could increase the costs associated with providing care and services to residents. These and other factors could cause the amount of our revenue generated by private payment sources to decline or our operating expenses to increase. In periods of weak demand, as has occurred during the current general economic recession, profitability may be negatively affected by the relatively high fixed costs of operating a senior housing property.

The inability of seniors to sell their homes could negatively impact occupancy rates, revenues, cash flows and results of operations of the properties we acquire.

Downturns in U.S. housing markets could cause seniors to experience difficulty selling their homes, which could impact their ability to relocate into or finance their stays at our senior housing properties with private resources. Specifically, these difficulties could adversely affect the ability (or perceived ability) of seniors to afford the entrance fees and resident fees, as potential residents frequently use the proceeds from the sale of their homes to cover the cost of these fees.

Significant legal actions brought against the tenants or managers of our senior housing properties could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.

As is typical in the healthcare industry, the tenants or managers of our senior housing properties may be subject to claims that their services have resulted in resident injury or other adverse effects. Many of these tenants or managers may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage that will be maintained by such tenants or managers, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to our tenants or managers due to state law prohibitions or limitations of availability. As a result, tenants of our medical office buildings and healthcare-related facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or government investigation could lead to potential termination from government programs, large penalties and fines and otherwise have a material adverse effect on a facility operator’s financial condition. If a tenant or manager is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant or manager is required to pay uninsured punitive damages, or if a tenant or manager is subject to an uninsurable government enforcement action, the tenant or manager could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on a tenant’s or manager’s business and its ability to meet its obligations to us, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We will be exposed to various operational risks, liabilities and claims with respect to our senior housing properties that may adversely affect our ability to generate revenues and/or increase our costs.

Through our ownership of senior housing properties, we will be exposed to various operational risks, liabilities and claims with respect to our properties in addition to those generally applicable to ownership of real property. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, and increases in labor costs (as a result of unionization or otherwise) and services. Any one or a combination of these factors, together with other market and business conditions beyond our control, could result in operating deficiencies at our senior housing properties, which could have a material adverse effect on our facility operators’ results of operations and their ability to meet their obligations to us and operate our properties effectively and efficiently, which in turn could adversely affect us.

Unanticipated expenses and insufficient demand for senior housing properties could adversely affect our profitability.

As part of our investment strategy, we may acquire senior housing properties in geographic areas where potential customers may not be familiar with the benefits of and care provided by that particular property. As a result, we may have to incur costs relating to the opening, operation and promotion of such properties that are substantially greater than those incurred in other areas where the properties are better known by the public. These properties may attract fewer residents than other senior housing properties we may acquire and may have increased costs, such as for marketing expenses, adversely affecting the results of operations of such properties as compared to those properties that are better known.

If our operators fail to cultivate new or maintain existing relationships with residents in the markets in which they operate, our occupancy percentage, payor mix and resident rates may deteriorate, which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to you.

We intend to build relationships with several key operators, which will make us extremely dependent on those select operators. The ability of our operators to improve the overall occupancy percentage, payor mix and resident rates at our senior housing and other healthcare facilities, depends on our operators’ reputation in the communities they serve and our operators’ ability to successfully market our facilities to potential residents. A large part of our operators’ marketing and sales effort will be directed towards cultivating and maintaining relationships with key community organizations that work with seniors, physicians and other healthcare providers in the communities where our facilities are located, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If our operators are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to you.

Some tenants of medical healthcare properties are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Any lease arrangements we may enter into with certain tenants could also be subject to these fraud and abuse laws concerning Medicare and Medicaid. Examples of these laws include the Federal Anti-Kickback Statute, the Federal Physician Self-Referral Prohibition, the False Claims Act, and the Civil Monetary Penalties Law. Additionally, states in which the facilities are located may have similar fraud and abuse laws. These laws include penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and exclusion from the Medicare and Medicaid programs. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make cash distributions.

Our TRS structure subjects us to the risk that the leases with our TRS lessees do not qualify for tax purposes as arm’s-length, which would expose us to potentially significant tax penalties.

Lessees of properties held in our TRSs, i.e., certain senior housing properties, will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between us and our TRS lessees were deemed by the Internal Revenue Service to not reflect an arm’s-length transaction as that term is defined by tax law, we may be subject to significant tax penalties as the lessor that would adversely impact our profitability and our cash flows.

Increased competition for customers may reduce the ability of certain of our operators to make scheduled rent payments to us.

The types of properties in which we invest are expected to face competition for customers from other similar properties, both locally and nationally. For example, competing golf courses may be located near the golf courses we own or acquire. Similarly, marinas we own or acquire compete in each market with other marinas, some of which may have greater resources than our marinas, for a limited number of boaters seeking boat rental slips. Any decrease in revenues due to such competition at any of our properties may adversely affect our operators’ ability to make scheduled rent payments to us, which may affect our results of operations and our ability to pay amounts due on our indebtedness, including the notes.

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

Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.

The recent slowdown in the U.S. economy has negatively affected state budgets, which may put pressure on states to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment, declines in family incomes and eligibility expansions authorized by the recently enacted healthcare reform law. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under the federal Medicare program, state Medicaid programs and other healthcare-related programs. Potential reductions in reimbursements under these programs could negatively impact the ability of our operators and their ability to meet their obligations to us.

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

Financing Related Risks

Anticipated borrowing creates risks.

We have borrowed and will continue to borrow money to acquire assets, to preserve our status as a REIT, or for other corporate purposes. We generally mortgage or put a lien on one or more of our assets in connection with any borrowing. We intend to maintain one or more revolving lines of credit of up to $150 million to provide financing for the acquisition of assets, although our Board of Directors could determine to borrow a greater amount. We may repay the line of credit using proceeds from the sale of assets, working capital or long-term financing. We also have obtained, and intend to continue to obtain, long-term financing. We may not borrow more than 300% of the value of our net assets without the approval of a majority of our independent directors and the borrowing must be disclosed and explained to our stockholders in our first quarterly report after such approval. Borrowing may be risky if the cash flow from our properties and other permitted investments is insufficient to meet our debt obligations. In addition, our lenders may seek to impose restrictions on future borrowings, distributions to stockholders and operating policies, including with respect to capital expenditures and asset dispositions. If we mortgage assets or pledge equity as collateral and we cannot meet our debt obligations, then the lender could take the collateral, and we would lose the asset or equity and the income we were deriving from the asset.

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

Disruption or volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, which could reduce the number of properties we may be able to acquire.

The global and U.S. economy began to show some signs of improvement in recent years, however, unemployment remains high and concerns continue to exist about inflation and the strength of the recovery. If mortgage debt is limited or if we are unable to obtain favorable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, our ability to acquire properties may be limited and we risk being unable to refinance our existing debt upon maturity.

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

We may use credit facilities to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.

We may use credit facilities to finance some of our investments. To the extent these credit facilities contain mark-to-market provisions, if the market value of the commercial real estate debt or securities pledged by us declines in value due to credit quality deterioration, we may be required by our lenders to provide additional collateral or pay down a portion of our borrowings. In a weakening economic environment, we would generally expect credit quality and the value of the commercial real estate debt or securities that serve as collateral for our credit facilities to decline and in such a scenario, it is likely that the terms of our credit facilities would require partial repayment from us, which could be substantial. Posting additional collateral to support our credit facilities could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, our lenders can accelerate our borrowings, which could have a material adverse effect on our business and operations.

We may not be unable to continue to borrow on our revolving line of credit.

Our current line of credit is subject to various requirements and financial covenants. We utilize our line of credit to fund operating expenses, distributions, debt service and other expenditures during seasonally slow periods and to make opportunistic acquisitions. In the event we are unable to maintain or extend existing and/or secure new lines of credit or collateralized financing on favorable terms, our ability to make new investments and improvements in existing properties as well as our ability to pay amounts due on our indebtedness, operating expenses and distributions may be significantly impacted.

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

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our senior notes.

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

•	prevent us from raising the funds necessary to repurchase notes tendered to us if there is a change of control, which would constitute a default under the indenture governing our senior notes;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	limit management’s discretion in operating our business;

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

We believe that we have been organized and have operated, and intend to continue to be organized and to operate, in a manner that will enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2004. A REIT generally must distribute to its stockholders at least 90% of its taxable income each year, excluding net capital gains, and meet other compliance requirements. To the extent that a REIT does not distribute all of its net capital gain or distributes at least 90%, but less than 100%, of its taxable income, it will be subject to tax on the undistributed amounts at regular corporate tax rates. We have not requested, and do not plan to request, a ruling from the IRS, that we qualify as a REIT. Our qualification as a REIT will depend on our continuing ability to meet highly technical and complex requirements concerning, among other things, the ownership of our outstanding shares of common stock, the nature of our assets, the sources of our income, the amount of our distributions to stockholders and the filing of TRS elections. No assurance can be given that we qualify or will continue to qualify as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT.

If we fail to qualify as a REIT, we would be subject to additional federal income tax at regular corporate rates.

If we fail to qualify as a REIT, for any taxable year (i) we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income for that year at regular corporate rates, (ii) unless entitled to relief under relevant statutory provisions, we will be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our REIT status, and (iii) we will not be allowed a deduction for distributions made to stockholders in computing our taxable income. Therefore, if we fail to qualify as a REIT, the funds available to pay distributions to stockholders and amounts due under our indebtedness, may be reduced substantially for each of the years involved.

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

Even if we qualify as a REIT, we are subject to some federal, state and local taxes on our income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed REIT taxable income; (ii) “alternative minimum tax” on our items of tax preference; (iii) certain state income, franchise, and gross margins taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions;” (v) tax on gains from the sale of certain “foreclosure property;” (vi) tax on gains of sale of certain “built-in gain” properties; and (vii) certain taxes and penalties if we fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain our status as a REIT. Foreclosure property includes property with respect to which we acquire ownership by reason of a borrower’s default on a loan or possession by reason of a tenant’s default on a lease. We may elect to treat certain qualifying property as “foreclosure property,” in which case, the income from such property will be treated as qualifying income under the 75% and 95% gross income tests for three years following such acquisition. To qualify for such treatment, we must satisfy additional requirements, including that we operate the property through an independent contractor after a short grace period. We will be subject to tax on our net income from foreclosure property. Such net income generally means the excess of any gain from the sale or other disposition of foreclosure property and income derived from foreclosure property that otherwise does not qualify for the 75% gross income test, over the allowable deductions that relate to the production of such income.

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

The lease of qualified lodging and qualified heathcare properties to a TRS are subject to special requirements.

We lease certain qualified lodging and qualified healthcare properties we acquire from operators to a TRS (or a limited liability company of which the TRS is a member), which lessee will contract with such operators (or a related party) to manage and operate the lodging or healthcare operations at these properties. The rents from this TRS lessee structure will be treated as qualifying rents from real property if among other things, (i) they are paid pursuant to an arms-length lease of a qualified lodging or qualified healthcare property with a TRS and (ii) the operator qualifies as an eligible independent contractor. If any of these conditions are not satisfied, then the rents will not be qualifying rents for purposes of the 75% and 95% gross income tests for REIT qualification.

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

Legislative or regulatory action could adversely affect the returns to our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Although REITs continue to receive substantially more favorable tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Company Related Risks

We have paid and we may continue to pay distributions from sources other than cash flow from operations or funds from operation, which may reduce the amount of capital available for operations, may have negative tax implications, and may have a negative effect on the value of your shares under certain conditions.

Our organizational documents permit us to make distributions from any source, including cash flows from operating activities, proceeds from the sale of assets, borrowings from affiliates and other persons in anticipation of future net operating cash flow, which may be unsecured or secured by our assets, and proceeds of equity offerings. For the years ended December 31, 2012, 2011, and 2010, 19% of the 2012 distributions, 21% of the 2011 distributions, and 12% the 2010 distributions were funded from borrowings. In the future we may continue to borrow money to make cash distributions or fund distributions from other sources as we consider necessary or advisable to meet our distribution requirements.

Our distributions have exceeded our earnings and profits in the past and will likely do so in the future. To the extent that the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits for the same period, the excess amount will be deemed a return of capital for federal income tax purposes, rather than a return on capital. Furthermore, in the event that we are unable to fund future distributions from our cash flows from operating activities, the value of your shares upon the possible Listing of our stock, the sale of our assets or any other liquidity event may be negatively affected.

At any time that we are not generating cash flow from operations sufficient to cover the current distribution rate, we may determine to pay lower distributions, or to fund all or a portion of our future distributions from other sources. If we utilize borrowings for the purpose of funding all or a portion of our distributions, we will incur additional interest expense. We have not established any limit on the extent to which we may use alternate sources of cash for distributions, except that, in accordance with the law of the State of Maryland and our organizational documents, generally, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business, (ii) cause our total assets to be less than the sum of our total liabilities, or (iii) jeopardize our ability to maintain our qualification as a REIT. Distributions that exceed cash flow from operations may not be sustainable at current levels, or at all.

Our distribution policy is subject to change. We may not be able to pay distributions at our current or an increasing rate.

The actual amount and timing of distributions are determined by our board of directors in its sole discretion and typically will depend on the amount of funds available for distribution, our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time; and we can provide no assurance that we will be able to continue current distribution rates, or pay any subsequent distributions. Our ability to declare and pay distributions at our current or an increasing rate will be subject to evaluation by our board of directors of our current and expected future operating results, capital levels, financial condition, future growth plans, general business and economic conditions and other relevant considerations, and we cannot assure you that we will continue to pay distributions on any schedule or that we will not reduce the amount of or cease paying distributions in the future. Future distribution levels are subject to adjustment based upon any one or more risk factors set forth herein, as well as other factors that our board of directors may, from time to time, deem relevant to consider when determining an appropriate common stock distribution.

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

In July 2012, we conducted a detailed analysis to estimate NAV on a per share basis to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements. On August 9, 2012, our Board determined that the estimated NAV per share of our stock as of August 1, 2012 was $7.31. In determining an estimated fair value of the Company’s shares, the Board of Directors considered various analyses and information, a portion of which was provided by the Advisor. In preparing its value estimate, the Company also consulted an independent valuation advisor.

The valuation methodologies used to value our assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent, property operating income and expenses based on appropriate analysis. Further, the valuations that we obtain on our properties may be based on the value of the properties when the properties are leased, and if the leases on the properties terminate, the value of the properties may fall significantly below the appraised value. As a result, valuations and appraisals of our properties and real estate-related assets are only estimates of value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control. Further, valuations do not necessarily represent the price at which an asset would sell. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to redeem shares of our common stock to the extent such valuations prove to not accurately reflect the true estimate of value. There will be no change to fees paid or payable to the advisor and the managing dealer. Prior to our estimated NAV, the price you paid for our common stock in our equity offerings was based on a number of factors, including what we believed investors would pay for our shares, estimated fees to be paid to third parties and to our Advisor and its affiliates, the expenses of our public offering, and the funds we believed should be available for us to invest in properties, loans and other permitted investments. You may have paid more than realizable value or receive less than realizable value for your investment.

Our value per share is not subject to GAAP, will not be independently audited and will involve subjective judgments by parties involved in valuing our assets and liabilities.

Our methodology and our value per share are not subject to GAAP and will not be subject to independent audit. Our value per share may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. The estimated fair value is not intended to be related to any analysis of individual asset values performed for financial statement purposes nor to the values at which individual assets may be carried on financial statements under GAAP. Accordingly, you will be relying entirely on our board of directors to adopt an appropriate valuation methodology and approve an appropriate estimated fair value per share, which may not correspond to realizable value upon a sale of our assets.

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

Because not all REITs calculate modified funds from operations the same way, our use of modified funds from operations may not provide meaningful comparisons with other REITs.

We use modified funds from operations, or MFFO, and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. However, not all REITs calculate MFFO the same way. If REITs use different methods of calculating MFFO, it may not be possible for investors to meaningfully compare the performance of certain REITs.

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

If our shares are not listed on a national securities exchange or quoted on the NASDAQ Stock Market on or before December 31, 2015, absent an affirmative vote of our stockholders to extend the date, we are obligated under our articles of incorporation to sell our assets and distribute the net sales proceeds to our stockholders or merge with another entity in a transaction that provides our stockholders with cash or securities of a publicly traded company. In such instances, we will engage only in activities related to our orderly liquidation or merger, unless stockholders owning a majority of our shares of common stock elect to extend our duration by amendment of our articles of incorporation. Neither our advisor nor our Board of Directors may be able to control the timing of the sale of our assets or completion of a merger, and we cannot assure you that we will be able to sell our assets or merge with another company so as to return our stockholders’ aggregate invested capital, generate a profit for the stockholders, or fully satisfy our debt obligations. Because we have used a portion of the offering proceeds to pay expenses and fees, and the full net offering proceeds were not invested in properties, loans or other investments, we will only return all of our stockholders’ invested capital if we sell our assets or the company for a sufficient amount in excess of the original purchase price of our assets. If we take a purchase money obligation in partial payment of the sales price of a property, we may realize the proceeds of the sale over a period of years.

Changes in accounting pronouncements could adversely impact our or our tenants’ reported financial performance.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and the Commission, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards, or their interpretation and application of the standards that govern the preparation of our financial statements. Such changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. In such event, tenants may determine not to lease properties from us, or, if applicable, not to exercise their option to renew their leases with us. This in turn could make it more difficult for us to enter into leases on terms we find favorable and impact the distributions to stockholders.

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

If we decide to list our common stock on a national securities exchange, we may wish to lower our distribution rate in order to optimize the price at which our shares would trade.

If our board of directors should elect to effect a liquidity event by listing our common stock on a national securities exchange, a reduction in the distribution rate could occur with or in advance of such a listing, as the public market for listed REITs appears to reward those that have a more conservative distribution policy.

If our risk management systems are ineffective, we may be exposed to material unanticipated losses.

We will continue to refine our risk management techniques, strategies and assessment methods. However, our risk management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk-adjusted returns.

Risks Related to Conflicts of Interest and Our Relationships with Our Advisor and Its Affiliates

There may be conflicts of interest because of interlocking boards of directors with affiliated companies.

James M. Seneff, Jr. and Thomas K. Sittema serve as our chairman and vice chairman, respectively, and as directors of our board and concurrently serve as directors for CNL Healthcare Properties, Inc. Mr. Seneff also currently serves as chairman and a director for Global Growth Trust, Inc. and for Global Income Trust, Inc. Our independent directors also are independent directors of CNL Healthcare Properties, Inc.,. These directors may experience conflicts of interest in managing us because they also have management responsibilities for these affiliated entities, which invest in and may invest in properties in the same markets as our properties.

There will be competing demands on our officers and directors and they may not devote all of their attention to us which could have a material adverse effect on our business and financial condition.

Two of our directors, James M. Seneff, Jr. and Thomas K. Sittema are also officers and directors of our advisor and other affiliated entities and may experience conflicts of interest in managing us because they also have management responsibilities for other companies including companies that may invest in some of the same types of assets in which we may invest. In addition, substantially all of the other companies that they work for are affiliates of us and/or our advisor. For these reasons, all of these individuals will share their management time and services among those companies and us, and will not devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

In addition, Stephen H. Mauldin, our president and chief executive officer and Joseph T. Johnson, our chief financial officer, and our other officers serve as officers of, and devote time to, CNL Healthcare Properties, Inc., with similar investment objectives and which owns assets in several of the asset classes in which we invest, and may serve as officers of, and devote time to, other companies which may be affiliated with us in the future. These officers may experience conflicts of interest in managing us because they also have management responsibilities for CNL Healthcare Properties, Inc. For these reasons, these officers will share their management time and services between CNL Healthcare Properties, Inc. and us, and will not devote all of their attention to us and could take actions that are more favorable to CNL Healthcare Properties, Inc. than to us.

Other real estate investment programs sponsored by CNL use investment strategies that are similar to ours. Our advisor and its affiliates, and their and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

One or more real estate investment programs sponsored by CNL may be seeking to invest in properties and other real estate-related investments similar to the assets we are seeking to acquire. CNL has three other public active real estate investment programs which may make investments similar to ours. All of these programs invest in commercial properties. As a result, we may be buying properties and other real estate-related investments at the same time as other programs sponsored by CNL and managed by the executive officers of our advisor or its affiliates are also buying properties and other real estate-related investments. We cannot assure you that properties we want to acquire will be allocated to us in this situation. CNL is not required to allocate each prospective investment to our advisor for review. Our advisor may choose a property that provides lower returns to us than a property allocated to another program sponsored by CNL. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL own properties. If one of such other programs sponsored by CNL attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.

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

We pay our advisor and its affiliates substantial fees. These fees could influence their advice to us, as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates;

•	property acquisitions from third parties, which entitle our advisor to an acquisition fee;

•

borrowings to acquire assets, which increase the acquisition fee and asset management fees payable to our advisor and which entitle our advisor or its affiliates to receive other acquisition fees in connection with assisting in obtaining financing for assets if approved by our Board of Directors, including a majority of our independent directors;

•

whether we seek to internalize our management functions, which could result in our retaining some of our advisor’s and its affiliates’ key officers for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our advisor to purchase the assets and operations of our advisor and its affiliates performing services for us;

•	the Listing of, or other liquidity event with respect to, our shares, which may entitle our advisor to a subordinated incentive fee;

•	a sale of assets, which may entitle our advisor or its affiliates to commissions and/or a subordinated share of net sales proceeds; and

•	whether and when we seek to sell our operating partnership or its assets, which sale could entitle our advisor to additional fees.

The fees our advisor receives in connection with transactions involving the purchase and management of our assets are not necessarily based on the quality of the investment or the quality of the services rendered to us. The basis upon which fees are calculated may influence our advisor to recommend riskier transactions to us.

None of the agreements with our advisor or any other affiliates were negotiated at arm’s length.

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

We may internalize management functions provided by our advisor, and its affiliates. Our Board of Directors may decide in the future to acquire assets and personnel from our advisor or its affiliates for consideration that would be negotiated at that time. There can be no assurances that we will be successful in retaining our advisor’s key personnel in the event of an internalization transaction. In the event we were to acquire our advisor, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of our stock. The payment of stock to the owners of the advisor as consideration would reduce the percentage of our shares owned by persons who purchase shares in our public offerings, and could reduce the net income per share and funds from operations per share attributable to your investment.

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

In recent years, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce the amount of funds available for investment by us in properties or other investments, or to pay distributions. In connection with any such internalization transaction, a special committee consisting of our independent directors would be appointed to evaluate the transaction and to determine whether a fairness opinion should be obtained.

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

As of December 31, 2012, through various wholly-owned limited partnerships and limited liability companies, we had invested in 179 real estate investment properties. The following tables set forth details about our property holdings by asset class beginning with wholly-owned properties followed by properties owned through joint venture arrangements (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Initial Purchase Price	Date Acquired
Ski and Mountain Lifestyle
Brighton Ski Resort—(1) Brighton, Utah	1,050 skiable acres, seven chairlifts; permit and fee interests	$14,141	$35,000	1/8/07

Crested Butte Mountain Resort— Mt. Crested Butte, Colorado	1,167 skiable acres, 16 chairlifts; permit and leasehold interests	$12,059	$41,000	12/5/08

Cypress Mountain— Vancouver, BC, Canada	358 skiable acres, five chairlifts; permit and interests	$18,434	$27,500	5/30/06

Gatlinburg Sky Lift—(1) Gatlinburg, Tennessee	Scenic chairlift; leasehold interest	$—	$19,940	12/22/05

Jiminy Peak Mountain Resort— Hancock, Massachusetts	800 skiable acres, eight chairlifts; fee interest	$9,070	$27,000	1/27/09

Loon Mountain Resort—(1) Lincoln, New Hampshire	275 skiable acres, ten chairlifts; leasehold, permit and fee interests	$11,577	$15,539	1/19/07

Mount Sunapee Mountain Resort— Newbury, New Hampshire	230 skiable acres, ten chairlifts leasehold interest	$5,595	$19,000	12/5/08

Mountain High Resort— Wrightwood, California	290 skiable acres, 59 trails, 16 chairlifts; permit interest	$16,350	$45,000	6/29/07

Northstar-at-Tahoe Resort—(1) Lake Tahoe, California	2,480 skiable acres, 16 chairlifts; permit and fee interests	$37,488	$80,097	1/19/07

Okemo Mountain Resort— Ludlow, Vermont	624 skiable acres, 19 chairlifts; leasehold interest	$16,946	$72,000	12/5/08

Sierra-at-Tahoe Resort—(1) South Lake Tahoe, California	1,680 skiable acres, 12 chairlifts; permit and fee interest	$17,220	$39,898	1/19/07

Sugarloaf Mountain Resort— Carrabassett Valley, Maine	525 skiable acres, 15 chairlifts; fee and leasehold interest	$—	$26,000	8/7/07

Summit-at-Snoqualmie Resort—(1) Snoqualmie Pass, Washington	1,697 skiable acres, 26 chairlifts; permit and fee interest	$11,577	$34,466	1/19/07

Stevens Pass— King County, Washington	1,125 skiable acres, 10 chairlifts; fee interest and special use permit	$13,036	$20,475	11/17/11

Sunday River Resort— Newry, Maine	668 skiable acres, 18 chairlifts; leasehold, permit and fee interest	$—	$50,500	8/7/07

The Village at Northstar—(1) Lake Tahoe, California	79,898 leasable square feet	$—	$36,100	11/15/07

		$183,493	$589,515

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Initial Purchase Price	Date Acquired
Golf
Ancala Country Club—(1) Scottsdale, Arizona	18-hole private course	$5,079	$14,107	11/30/07

Arrowhead Country Club—(1) Glendale, Arizona	18-hole private course	$6,282	$17,357	11/30/07

Arrowhead Golf Club—(1) Littleton, Colorado	18-hole public course	$7,019	$15,783	11/30/07

Bear Creek Golf Club—(1) Dallas, Texas	36-hole public course; leasehold interest	$—	$11,100	9/8/06

Canyon Springs Golf Club—(1) San Antonio, Texas	18-hole public course	$—	$13,010	11/16/06

Clear Creek Golf Club—(1) Houston, Texas	18-hole public course; concession interest	$—	$1,888	1/11/07

Continental Golf Course—(1) Scottsdale, Arizona	18-hole public course	$2,673	$6,419	11/30/07

Cowboys Golf Club—(1) Grapevine, Texas	18-hole public course; leasehold interest	$—	$25,000	12/26/06

David L. Baker Golf Course— Fountain Valley, California	18-hole public course; concession interest	$—	$9,492	4/17/08

Deer Creek Golf Club—(1) Overland Park, Kansas	18-hole public course	$3,307	$8,934	11/30/07

Eagle Brook Country Club—(1) Geneva, Illinois	18-hole private course	$6,201	$16,253	11/30/07

Forest Park Golf Course— St. Louis, Missouri	27-hole public course; leasehold interest	$—	$13,372	12/19/07

Fox Meadow Country Club—(1) Medina, Ohio	18-hole private course	$—	$9,400	12/22/06

Golf Club at Fossil Creek—(1) Fort Worth, Texas	18-hole public course	$—	$7,686	11/16/06

Hunt Valley Golf Club—(1) Phoenix, Maryland	27-hole public course	$9,448	$23,430	11/30/07

Kokopelli Golf Club—(1) Phoenix, Arizona	18-hole public course	$3,876	$9,416	11/30/07

Lake Park Golf Club—(1) Dallas-Fort Worth, Texas	27-hole public course; concession interest	$—	$5,632	11/16/06

Lakeridge Country Club—(1) Lubbock, Texas	18-hole private course	$—	$7,900	12/22/06

Las Vegas Golf Club—(1) Las Vegas, Nevada	18-hole public course	$—	$10,951	4/17/08

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Initial Purchase Price	Date Acquired
Golf (Continued)
Legend at Arrowhead Golf Resort—(1) Glendale, Arizona	18-hole public course	$4,211	$10,438	11/30/07

London Bridge Golf Club—(1) Lake Havasu, Arizona	36-hole public course	$4,678	$11,805	11/30/07

Majestic Oaks Golf Club—(1) Ham Lake, Minnesota	45-hole public course	$4,859	$13,217	11/30/07

Mansfield National Golf Club—(1) Dallas-Fort Worth, Texas	18-hole public course; leasehold interest	$—	$7,147	11/16/06

Meadowbrook Golf and Country Club—(1) Tulsa, Oklahoma	18-hole private course	$4,589	$11,530	11/30/07

Meadowlark Golf Course—(1) Huntington Beach, California	18-hole public course; leasehold interest	$—	$16,945	4/17/08

Mesa del Sol Golf Club—(1) Yuma, Arizona	18-hole public course	$—	$6,850	12/22/06

Micke Grove Golf Course— Lodi, California	18-hole public course; leasehold interest	$—	$6,550	12/19/07

Mission Hills Country Club—(1) (2) Northbrook, Illinois	18-hole private course	$—	$4,779	11/30/07

Montgomery Country Club—(1) Laytonsville, Maryland	18-hole private course	$—	$6,300	9/11/08

Painted Desert Golf Club—(1) Las Vegas, Nevada	18-hole public course	$3,644	$9,468	11/30/07

Palmetto Hall Plantation Club—(1) Hilton Head, South Carolina	36-hole public course	$—	$7,600	4/27/06

Plantation Golf Club—(1) Dallas-Fort Worth, Texas	18-hole public course	$—	$4,424	11/16/06

Raven Golf Club at South Mountain—(1) Phoenix, Arizona	18-hole public course	$—	$12,750	6/9/06

Ruffled Feathers Golf Club—(1) Lemont, Illinois	18-hole public course	$5,593	$13,883	11/30/07

Shandin Hills Golf Club— San Bernardino, California	18-hole public course; leasehold interest	$—	$5,249	3/7/08

Signature Golf Course—(1) Solon, Ohio	18-hole private course	$—	$17,100	12/22/06

Stonecreek Golf Club—(1) Phoenix, Arizona	18-hole public course	$5,882	$14,095	11/30/07

Superstition Springs Golf Club—(1) Mesa, Arizona	18-hole public course	$4,277	$11,042	11/30/07

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Initial Purchase Price	Date Acquired
Golf (Continued)
Tallgrass Country Club—(1) Wichita, Kansas	18-hole private course	$1,890	$5,405	11/30/07

Tamarack Golf Club—(1) Naperville, Illinois	18-hole public course	$3,033	$7,747	11/30/07

Tatum Ranch Golf Club—(1) Cave Creek, Arizona	18-hole private course	$1,604	$6,379	11/30/07

The Golf Club at Cinco Ranch—(1) Houston, Texas	18-hole public course	$—	$7,337	11/16/06

The Links at Challedon Golf Club—(1) Mount Airy, Maryland	18-hole public course	$—	$3,650	9/11/08

The Tradition Golf Club at Broad Bay—(1) Virginia Beach, Virginia	18-hole private course	$5,418	$9,229	3/26/08

The Tradition Golf Club at Kiskiack—(1) Williamsburg, Virginia	18-hole public course	$—	$6,987	3/26/08

The Tradition Golf Club at The Crossings—(1) Glen Allen, Virginia	18-hole public course	$—	$10,084	3/26/08

Valencia Country Club—(1) Santa Clarita, California	18-hole private course	$—	$39,533	10/16/06

Weston Hills Country Club—(1) Weston, Florida	36-hole private course	$—	$35,000	10/16/06

Weymouth Country Club—(1) Medina, Ohio	18-hole private course	$—	$10,500	12/22/06

		$93,563	$560,153

Senior Housing
Amber Ridge Assisted Living— Moline, Illinois	31 residential units	$—	$3,600	6/29/12

Amber Ridge Memory Care— Moline, Illinois	41 residential units	$—	$6,900	6/29/12

Culpepper Place at Branson Meadows— Branson, Missouri	65 residential units	$5,018	$9,850	8/31/11

Culpepper Place at Chesterfield Village— Springfield, Missouri	80 residential units	$7,111	$12,200	8/31/11

Culpepper Place of Fayetteville— Fayetteville, Arkansas	67 residential units	$9,000	$14,000	11/30/12

Culpepper Place of Jonesboro— Jonesboro, Arkansas	61 residential units	$4,676	$7,950	8/31/11

Culpepper Place of Nevada— Nevada, Missouri	31 residential units	$—	$425	8/31/11

Culpepper of Springdale— Springdale, Arkansas	59 residential units	$4,726	$8,850	8/31/11

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Initial Purchase Price	Date Acquired
Senior Housing (Continued)
Culpepper Place of Springfield— Springfield, Missouri	61 residential units	$4,091	$7,725	8/31/11

Dogwood Forest of Cumming— Cumming, Georgia	48 residential units	$—	$7,500	12/14/12

Grand Victorian of Pekin— Pekin, Illinois	61 residential units	$5,562	$9,930	12/29/11

Grand Victorian of Sterling— Sterling, Illinois	61 residential units	$5,379	$9,700	12/29/11

Grand Victorian of Washington— Washington, Illinois	61 residential units	$6,264	$11,120	12/29/11

Provision Living at Godfrey— Godfrey, Illinois	77 residential units	$—	$11,000	5/7/12

Dogwood Forest of Alpharetta— Alpharetta, Georgia	76 residential units	$10,171	$15,300	4/30/12

Dogwood Forest of Fayetteville— Fayetteville, Georgia	62 residential units	$9,337	$12,900	4/30/12

Dogwood Forest of Gainesville— Gainesville, Georgia	148 residential units	$16,749	$38,800	4/30/12

Dogwood Forest of Eagles Landing— Stockbridge, Georgia	61 residential units	$10,242	$12,800	4/30/12

Town Center Village— Portland, Oregon	338 residential units	$26,010	$40,967	8/31/11

The Lodge Assisted Living and Memory Care Community— Carson City, Nevada	82 residential units	$—	$15,500	6/29/12

		$124,336	$257,017

Attractions
Camelot Park—(1) Bakersfield, California	Miniature golf course, go-karts, batting cages and arcade; fee and leasehold interest	$—	$948	10/6/06

Darien Lake— Buffalo, New York	978-acre theme park and waterpark	$—	$109,000	4/6/07

Elitch Gardens—(1) Denver, Colorado	62-acre theme park and waterpark	$44,552	$109,000	4/6/07

Frontier City— Oklahoma City, Oklahoma	113-acre theme park	$—	$17,750	4/6/07

Funtasticks Fun Center—(1) Tucson, Arizona	Miniature golf course, go-karts, batting cages, bumper boats and kiddie land with rides	$—	$6,424	10/6/06

Hawaiian Falls-Garland—(1) Garland, Texas	11-acre waterpark; leasehold interest	$—	$6,318	4/21/06

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Initial Purchase Price	Date Acquired
Attractions (Continued)
Hawaiian Falls-The Colony(1)— The Colony, Texas	12-acre waterpark; leasehold interest	$—	$5,807	4/21/06

Magic Springs and Crystal Falls—(1) Hot Springs, Arkansas	70-acre theme park and waterpark	$11,602	$20,000	4/16/07

Mountasia Family Fun Center—(1) (2) North Richland Hills, Texas	Two miniature golf courses, go-karts, bumper boats, batting cages, paintball fields and arcade	$—	$1,776	10/6/06

Pacific Park—(1) Santa Monica, California	2-acre theme park ; leasehold interest	$19,639	$34,000	12/29/10

Splashtown— Houston, Texas	53-acre waterpark	$—	$13,700	4/6/07

Rapids Waterpark— West Palm Beach, Florida	30-acre waterpark	$21,000	$51,850	6/29/12

Waterworld— Concord, California	23-acre waterpark; leasehold interest	$—	$10,800	4/6/07

Wet’nWild Hawaii—(1) Honolulu, Hawaii	29-acre waterpark; leasehold interest	$—	$25,800	5/6/09

White Water Bay— Oklahoma City, Oklahoma	21-acre waterpark	$—	$20,000	4/6/07

Wild Waves—(1) Seattle, Washington	67-acre theme park and waterpark; leasehold interest	$—	$31,750	4/6/07

Zuma Fun Center—(1) Charlotte, North Carolina	Miniature golf course, batting cages, bumper boats and go-karts	$—	$7,378	10/6/06

Zuma Fun Center—(1) (2) Knoxville, Tennessee	Miniature golf course, batting cages, bumper boats, rock climbing and go-karts	$—	$2,037	10/6/06

Zuma Fun Center—(1) (2) North Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	$—	$916	10/6/06

Zuma Fun Center—(1) South Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	$—	$4,883	10/6/06

		$96,793	$480,137

Marinas
Anacapa Isle Marina— Oxnard, California	438 wet slips; leasehold interest	$2,516	$9,829	3/12/10

Ballena Isle Marina— Alameda, California	504 wet slips; leasehold interest	$—	$8,179	3/12/10

Beaver Creek Marina—(1) Monticello, Kentucky	275 wet slips; leasehold interest	$—	$10,525	12/22/06

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Initial Purchase Price	Date Acquired
Marinas (Continued)
Brady Mountain Resort & Marina—(1) Royal (Hot Springs), Arkansas	585 wet slips, 55 dry storage units; leasehold interest	$—	$14,140	4/10/08

Bohemia Vista Yacht Basin— Chesapeake City, Maryland	239 wet slips; fee interest	$—	$4,970	5/20/10

Burnside Marina—(1) Somerset, Kentucky	400 wet slips; leasehold interest	$—	$7,130	12/22/06

Cabrillo Isle Marina— San Diego, California	463 slips; leasehold interest	$6,013	$20,575	3/12/10

Crystal Point Marina— Point Pleasant, New Jersey	200 wet slips	$—	$5,600	6/8/07

Eagle Cove Marina—(1) Byrdstown, Tennessee	106 wet slips; leasehold and fee interest	$—	$5,300	8/1/07

Great Lakes Marina— Muskegon, Michigan	350 wet slips, 150 dry storage units	$—	$10,088	8/20/07

Hack’s Point Marina— Earleville, Maryland	239 wet slips; fee interest	$—	$2,030	5/20/10

Holly Creek Marina—(1) Celina, Tennessee	250 wet slips; leasehold and fee interest	$—	$6,790	8/1/07

Lakefront Marina—(1) Port Clinton, Ohio	470 wet slips; leasehold and fee interest	$—	$5,600	12/22/06

Manasquan River Club— Brick Township, New Jersey	199 wet slips	$—	$8,900	6/8/07

Pier 121 Marina and Easthill Parkt—(1) Lewisville, Texas	1,007 wet slips, 250 dry storage units; leasehold interest	$—	$37,190	12/22/06

Sandusky Harbor Marina—(1) Sandusky, Ohio	660 wet slips; leasehold and fee interests	$—	$8,953	12/22/06

Ventura Isle Marina— Ventura, California	579 slips; leasehold interest	$3,796	$16,417	3/12/10

		$12,325	$182,216

Additional Lifestyle Properties Dealership
Route 66 Harley-Davidson— Tulsa, Oklahoma	46,000 square-foot retail and service facility with restaurant	$—	$6,500	4/27/06

		$—	$6,500

Multi-family Residential
Mizner Court at Broken Sound— Boca Raton, Florida	450-unit apartment complex	$62,856	$104,413	12/31/07

		$62,856	$104,413

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Initial Purchase Price	Date Acquired
Hotels
Coco Key Water Resort— Orlando, Florida	399-room waterpark hotel	$—	$18,527	5/28/08

Great Wolf Lodge—Sandusky— Sandusky, Ohio	271-room waterpark resort	$27,729	$43,400	8/6/09

Great Wolf Lodge—Wisconsin Dells— Wisconsin Dells, Wisconsin	309-room waterpark resort	$22,907	$46,900	8/6/09

The Omni Mount Washington Resort and Bretton Woods Ski Area— Bretton Woods, New Hampshire	284-room hotel, 434 skiable acres, nine chairlifts, one golf facility, resort amenities and development land	$25,000	$55,500	(3)

		$75,636	$164,327

Other
Granby Development Lands Granby, Colorado	1,553 acres with infrastructure water, sewer, golf course in various stages of completion and improvements such as roads, water, sewer, golf course in various stages of completion	—	51,255	10/29/09

		$—	$51,255

		$649,002	$2,395,533

FOOTNOTES:

(1)	On April 15, 2011, we issued $400 million senior notes which are guaranteed by the respective properties.
(2)	These properties are classified as assets held for sale and are expected to be sold during 2013.
(3)	The initial purchase includes the original purchase price of $45.0 million, acquired July 23, 2006. In 2011, we purchased the golf facility, resort amenities and development land at this property for an additional $10.5 million.

As of December 31, 2012, we own interests in five unconsolidated entities with the following ownership percentage (i) Intrawest Venture at 80.0%, (ii) DMC Partnership at 82.0%, (iii) CNLSun I Venture at 60.0%, (iv) CNLSun II Venture at 70.0% and (v) CNLSun III Venture at 67.9%. These unconsolidated entities are in the business of owning and leasing real estate. The following tables set forth details about our property holdings by asset class owned through our joint-venture agreements (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Initial Purchase Price	Date Acquired
Destination Retail — Intrawest Venture (2)
Village at Blue Mountain— (1) Collingwood, ON, Canada	39,723 leasable square feet	$12,498	$10,781	12/3/04

Village at Copper Mountain— Copper Mountain, Colorado	97,928 leasable square feet	$10,231	$23,300	12/16/04

Village at Mammoth Mountain— Mammoth Lakes, California	57,924 leasable square feet	$11,520	$22,300	12/16/04

Village of Snowshoe Mountain— Snowshoe, West Virginia	39,846 leasable square feet	$4,533	$8,400	12/16/04

Village of Baytown Wharf— Destin, Florida	56,104 leasable square feet	$9,316	$17,100	12/16/04

Village at Stratton— Stratton, Vermont	47,837 leasable square feet	$2,662	$9,500	12/16/04

Whistler Creekside—(1) Vancouver, BC, Canada	70,802 leasable square feet	$22,942	$19,500	12/3/04

		$73,702	$110,881

Merchandise Marts — DMC Partnership
Dallas Market Center— International Floral and Gift Center— Dallas, Texas	4.8 million leasable square feet; leasehold and fee interests	$135,428	$260,659	2/14/05

		$135,428	$260,659

Senior Housing — CNLSun I Venture(2)
Sunrise of Alta Loma— Rancho Cucamonga, California	59 residential units	$7,065	$6,014	1/10/11

Sunrise of Baskin Ridge— Baskin Ridge, New Jersey	77 residential units	$21,639	$31,696	1/10/11

Sunrise of Belmont— Belmont, California	78 residential units	$21,639	$34,763	1/10/11

Sunrise of Chesterfield— Chesterfield, Missouri	74 residential units	$28,759	$44,951	1/10/11

Sunrise of Claremont— Claremont, California	54 residential units	$8,135	$12,498	1/10/11

Sunrise of Crystal Lake— Crystal Lake, Illinois	58 residential units	$10,075	$14,270	1/10/11

Sunrise of Dix Hills— Dix Hills, New York	76 residential units	$23,410	$30,139	1/10/11

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Initial Purchase Price	Date Acquired
Senior Housing — CNLSun I Venture (continued) (2)
Sunrise of East Meadow— East Meadow, New York	82 residential units	$24,529	$43,194	1/10/11

Sunrise of East Setauket— East Setauket, New York	82 residential units	$19,937	$31,569	1/10/11

Sunrise of Edgewater— Edgewater, New Jersey	70 residential units	$18,089	$24,007	1/10/11

Sunrise of Flossmoor— Flossmoor, Illinois	62 residential units	$8,544	$11,490	1/10/11

Sunrise of Gahanna— Gahanna, Ohio	50 residential units	$6,370	$10,704	1/10/11

Sunrise of Gurnee— Gurnee, Illinois	59 residential units	$15,178	$23,318	1/10/11

Sunrise of Holbrook— Holbrook, New York	79 residential units	$21,187	$31,626	1/10/11

Sunrise of Huntington Commons— Kennebunk, Maine	180 residential units	$20,347	$29,596	1/10/11

Sunrise of Lincroft— Lincroft, New Jersey	60 residential units	$13,435	$20,711	1/10/11

Sunrise of Marlboro— Marlboro, New Jersey	63 residential units	$8,982	$11,675	1/10/11

Sunrise of Montgomery Village— Montgomery Village, Maryland	141 residential units	$6,724	$8,680	1/10/11

Sunrise of Naperville North— Naperville, Illinois	77 residential units	$21,222	$33,095	1/10/11

Sunrise of Plainview— Plainview, New York	51 residential units	$15,213	$22,582	1/10/11

Sunrise of Roseville— Roseville, Minnesota	77 residential units	$19,319	$28,157	1/10/11

Sunrise of Schaumburg— Schaumburg, Illinois	82 residential units	$21,153	$24,936	1/10/11

Sunrise of Silver Spring— Silver Spring, Maryland	65 residential units	$12,761	$16,471	1/10/11

Sunrise of Tustin— Santa Ana, California	48 residential units	$10,344	$12,912	1/10/11

Sunrise of University Park— Colorado Springs, Colorado	53 residential units	$8,739	$12,775	1/10/11

Sunrise of West Babylon— West Babylon, New York	79 residential units	$24,036	$38,794	1/10/11

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2012	Initial Purchase Price	Date Acquired
Senior Housing — CNLSun I Venture (continued) (2)
Sunrise of West Bloomfield— West Bloomfield, Michigan	52 residential units	$6,738	$6,883	1/10/11

Sunrise of West Hills— West Hills, California	65 residential units	$6,092	$4,660	1/10/11

Sunrise of Weston— Weston, Massachusetts	29 residential units	$5,279	$8,330	1/10/11

		$434,940	$630,496

Senior Housing — CNLSun II Venture(2)
Sunrise of Bloomfield Hills— Bloomfield, Michigan	220 residential units	$17,079	$22,546	8/2/11

The Stratford at Flat Irons— Broomfield, Colorado	93 residential units	$24,392	$29,251	8/2/11

Sunrise of John’s Creek— John’s Creek, Georgia	95 residential units	$12,087	$17,201	8/2/11

Sunrise of McCandless— McCandless, Pennsylvania	85 residential units	$14,523	$18,562	8/2/11

Sunrise at Wood Ranch— Simi Valley, California	97 residential units	$15,216	$15,063	8/2/11

Sunrise of Cary— Cary, North Carolina	93 residential units	$21,252	$28,377	8/2/11

		$104,549	$131,000

Senior Housing — CNLSun III Venture(2)
Sunrise of Plano— Plano, Texas	156 residential units	$25,865	$42,730	10/12/11

Sunrise of Golden Valley— Golden Valley, Minnesota	76 residential units	$18,288	$26,510	10/12/11

Sunrise of Minnetonka— Minnetonka, Minnesota	61 residential units	$16,321	$22,940	10/12/11

Sunrise of Shelby Township— Shelby Township, Michigan	69 residential units	$16,248	$24,380	10/12/11

Sunrise of Palo Alto— Palo Alto, California	81 residential units	$23,388	$28,620	10/12/11

Sunrise of Lenexa— Lenexa, Kansas	82 residential units	$9,617	$14,680	10/12/11

Sunrise of Dresher— Dresher, Pennsylvania	76 residential units	$10,273	$10,140	10/12/11

		$120,000	$170,000

		$868,619	$1,303,036

FOOTNOTES:

(1)	Converted from Canadian dollars to U.S. dollars at the exchange rate in place as of the end of the year.

(2)	In December 2012, we entered into an agreement to sell our interests in the CNLSun I, CNLSun II and CNLSun III Ventures and expect the sale to be completed in mid-2013. In addition, In December 2012, we decided to sell seven destination retail properties held through the Intrawest Venture to third–party buyers. The properties are expected to be sold in 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions from Unconsolidated Entities” for additional information.

Item 3.	LEGAL PROCEEDINGS

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While resolution of these matters cannot be predicted with certainty, we believe, based upon currently available information that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

A purported class action lawsuit on behalf of shareholders who purchased shares under our DRP on or after April 1, 2010, Allyn v. CNL Lifestyle Properties, Inc. et al., was filed on January 18, 2013 in the United States District Court for the Middle District of Florida against the Company and certain of our current and former directors. The lawsuit alleges claims for breach of fiduciary duty against the directors and constructive trust and unjust enrichment against the Company. The factual assertions in the complaint consist primarily of the allegation that the price for shares purchased under the DRP was inflated. The complaint seeks an unspecified amount of damages and other relief relating to the purported inflation. The Company intends to defend vigorously against such claims and is not able to determine the ultimate outcome at this time.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECRUITIES

Market Information

There is no established public trading market for our common stock, therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

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

	Property Category			Overall
	Lifestyle (1)	Senior Housing	Other (2)	Portfolio	Range
Weighted-Average Exit Cap Rate	8.7%	7.5%	7.9%	8.5%	5.5% - 11.0%
Weighted-Average Discount Rate	9.8%	8.4%	9.4%	9.5%	7.0% - 12.5%

		Estimated
	Weighted	Holding
Cash Flow Compound Annual Growth Rates	Average Basis	Period
Lifestyle	2.6%	10 Years
Senior Housing - Managed Properties	3.6%	10 Years
Senior Housing - JV Properties (3)	-4.9%	4 Years
Other	6.6%	10 Years

Overall Portfolio	1.7%	9.5 years

FOOTNOTES:

(1)	Includes ski and mountain lifestyle, attractions, marinas and golf.
(2)	Includes lodging, DMC Partnership, Intrawest Venture, multifamily and other.
(3)

Includes CNLSun I, CNLSun II and CNLSun III Ventures. The weighted-average growth for senior housing JVs declined due to reductions in preferred return allocations over time. The estimated holding period was less than 10 years due to options our partners have to buy our interest in the ventures at a stated price and our belief at the time the valuation was conducted that these options would be exercised based on where we believed the values for the underlying assets are trending and assumed that this occurred during the mid-point of the option period for each respective joint venture. As of the date of this filing we now believe that the purchase will occur in mid-2013. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the exercise of these options.

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

Consolidated real estate properties	$8.47
Unconsolidated entities	1.56
Mortgages and other notes receivable	0.40
Other assets	0.48
Mortgages and other notes payable	(3.20)
Other liabilities	(0.40)

Estimated per Share Value	$7.31

Limitations of the Estimated Fair Value per Share

As mentioned above, we are providing this estimated fair value per share to assist broker dealers in connection with their obligations under applicable FINRA rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under ERISA reporting requirements. We believe that the assumptions employed in the asset appraisals are reasonable and within the ranges used for properties similar to those owned by us and held by investors with similar expectations to our investors. However, a change in the assumptions would impact the calculation of the value of our real estate assets and different parties using different assumptions and estimates could derive a different estimated fair value per share, which could be significantly different from our estimated fair value per share. For example, assuming all other factors remain unchanged, a 5 percent change in the assumed average discount rate would result in a value of $6.78 per share and a 5 percent decrease in the assumed average discount rate would result in a value of $7.90 per share. The estimated fair value per share value established is not necessarily indicative of the price that our shares would trade at on a national securities exchange or the amount a stockholder would obtain if they tried to sell their shares or if we were acquired by another company or we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated fair value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated fair value;

•	a stockholder would ultimately realize distributions per share equal to our estimated fair value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	our shares would trade at a price equal to or greater than the estimated fair value per share if we listed them on a national securities exchange; or

•	the methodology used to estimate our fair value per share would be acceptable to FINRA or under ERISA for compliance with its reporting requirements.

The estimated fair value per share was determined by our Board at a special meeting held on August 9, 2012. As previously discussed in the Risks Factors section contained within our prospectus, the value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets as well as broader economic factors. We believe the recent downturn in the economy has depressed the cash flows and value of a certain portion of our assets and therefore the estimated fair value of our shares. As of the date of this filing we do not believe there has been a material change in our NAV per share from the $7.31 amount determined on August 9, 2012. We expect to update and announce our next estimated fair value per share by December 31, 2013.

Recent Sales of Unregistered Securities

None.

Secondary Sales of Registered Shares between Investors

For the years ended December 31, 2012 and 2011, we are aware of transfers of 448,691 and 567,441 shares between investors, respectively. We are not aware of any other trades of our shares, other than purchases made in our public offerings and redemptions of shares by us. The following table reflects, for each calendar quarter, the high, the low and the average sales prices for transfers of shares between investors during 2012 and 2011 of which we are aware, net of commissions:

	2012
	High	Low	Average
First quarter	$10.00	$4.50	$6.31
Second quarter	$7.50	$4.75	$5.08
Third quarter	$10.00	$4.61	$5.46
Fourth quarter	$10.00	$4.60	$5.25

	2011
	High	Low	Average
First quarter	$10.00	$6.90	$7.73
Second quarter	$7.65	$4.50	$5.02
Third quarter	$7.52	$4.50	$5.86
Fourth quarter	$10.36	$4.50	$6.49

Distributions

We intend to continue to declare and pay distributions to stockholders on a quarterly basis. The amount of distributions declared to our stockholders is determined by our Board of Directors and is dependent upon a number of factors, including:

•

Sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, Funds from Operations (“FFO”), Modified Funds from Operations (“MFFO”) and Adjusted Earnings Before Interest Taxes, Depreciation and Amortization (“EBITDA”), as well as expected future long-term stabilized cash flows, FFO, MFFO and Adjusted EBITDA;

•	The proportion of distributions paid in cash compared to the amount being reinvested through our DRP;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

We have and may continue to use borrowings and proceeds from our DRP to fund a portion of our distributions in order to avoid distribution volatility. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Sources and Uses of Liquidity and Capital Resources” for additional information related to our sources of cash for distributions.

In 2011 we completed our final offering of shares of common stock. During the year ended December 31, 2012, we fully invested the proceeds of our common stock offering and our senior unsecured note offering. As communicated previously, upon reaching that goal, our Board evaluated the expected future cash flows, FFO, MFFO and Adjusted EBITDA expected to be generated by our portfolio, in keeping with our intention of paying a sustainable level of dividends going forward. On August 9, 2012, based on our assessment of forward-looking expected performance, the impact of the expected continued slow growth of the broader domestic economy and to ensure we retain sufficient capital to continually reinvest in and improve our assets, our Board approved a reduction in quarterly distributions to $0.10625 per share, effective during the third quarter of 2012. On an annualized basis, this amount represents a yield of 5.81% of our new estimated fair value per share and 4.25% on our original $10.00 per share value offering price. Our Board will continue to actively evaluate our distribution rate going forward and will make adjustments as it believes is appropriate based on changes in our expected cash flows, FFO, MFFO and Adjusted EBITDA.

For the years ended December 31, 2012, 2011 and 2010, approximately 0.0%, 0.0% and 0.3%, respectively, of the distributions paid to stockholders were considered taxable income and approximately 100.0%, 100.0% and 99.7%, respectively, were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2012, 2011 and 2010 were required to be or have been treated by us as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement. In determining the apportionment between taxable income and a return of capital, the amounts distributed to stockholders (other than any amounts designated as capital gains dividends) in excess of current or accumulated Earnings and Profits (“E&P”) are treated as a return of capital to the stockholders. E&P is a statutory calculation, which is derived from net income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

The following table represents total distributions declared including cash distributions, distributions reinvested and distributions per share for the years ended December 31, 2012 and 2011 (in thousands except per share data):

					Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (1)	Net Cash Distributions	Cash Flows From (Used In) Operating Activities (2)(3)
2012 Quarter
First	$0.1563	$48,353	$20,876	$27,477	$22,157
Second	0.1563	48,631	20,579	28,052	14,025
Third	0.1063	33,280	13,820	19,460	46,617
Fourth	0.1063	33,449	13,761	19,688	(6,073	) (3)

Year	$0.5252	$163,713	$69,036	$94,677	$76,726	(3)

2011 Quarter
First	$0.1563	$45,040	$20,072	$24,968	$24,317
Second	0.1563	47,430	21,135	26,295	27,257
Third	0.1563	47,874	21,210	26,664	41,299
Fourth	0.1563	48,103	21,079	27,024	(9,809	) (3)

Year	$0.6252	$188,447	$83,496	$104,951	$83,064	(3)

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offerings and debt financings as opposed to operating cash flows. The Board of Directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with borrowings.

Distribution Reinvestment Plan

In 2011 we completed our final offering and filed a registration statement on Form S-3 under the Security Exchange Act of 1933, as amended, to register the sale of up to an additional $250 million (26.3 million shares of common stock at $9.50 per share) under our DRP. In accordance with our DRP, in the event that our Board determines a new estimated fair value of our common stock, shares of our common stock would thereafter be sold pursuant to the DRP at a price determined by our Board of Directors, which price shall not be less than 95% of the estimated fair value of a share of our common stock. On August 1, 2012, in order to comply with requirements that became applicable once we completed our offerings, our Board of Directors determined that our estimated NAV per share was $7.31. Accordingly, effective August 9, 2012, under the DRP, beginning with reinvestments made after August 9, 2012, and until we announce a new price, the DRP shares will be offered at $6.95, which represents a 5% discount to the new estimated fair value of $7.31 per share. We anticipate we will continue to raise capital through our DRP and will use such proceeds for acquisitions and enhancements, distributions shortfalls and other corporate purposes. For the year ended December 31, 2012, we raised approximately $69.0 million (8.3 million shares) through our DRP. As of December 31, 2012, we had approximately 94,474 common stockholders of record.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Redemption of Shares

We redeem shares pursuant to our redemption plan, which is designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. There is currently a sizable backlog and a waiting list for redemption requests and stockholders will likely wait a long period of time to have their shares redeemed, if ever.

The following table presents information about redemptions for the years ended December 31, 2012 and 2011 (in thousands except per share data):

	First	Second	Third	Fourth	Full Year
2012 Quarters
Requests in queue	6,419	7,763	8,512	8,856	6,419
Redemptions requested	1,574	1,010	1,064	1,535	5,183
Shares redeemed:
Prior period requests	(4)	(177)	(245)	(98)	(524)
Current period request	(172)	—	(158)	(319)	(649)
Adjustments (1)	(54)	(84)	(317)	(248)	(703)

Pending redemption requests (2)	7,763	8,512	8,856	9,726	9,726

Average price paid per share	$9.92	$9.92	$7.31	$7.30	$8.06

	First	Second	Third	Fourth	Full Year
2011 Quarters
Requests in queue	3,595	4,036	5,328	6,016	3,595
Redemptions requested	1,227	2,133	1,475	1,170	6,005
Shares redeemed:
Prior period requests	(631)	(500)	(503)	(609)	(2,243)
Current period request	(135)	(256)	(265)	(158)	(814)
Adjustments (1)	(20)	(85)	(19)	—	(124)

Pending redemption requests (2)	4,036	5,328	6,016	6,419	6,419

Average price paid per share	$9.79	$9.83	$9.83	$9.80	$9.81

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

We are not obligated to redeem shares under our redemption plan. However, if we elect to redeem shares, the aggregate amount of funds that will be used to redeem shares pursuant to the redemption plan will be determined on a quarterly basis in the sole discretion of our Board of Directors and may be less than, but is not expected to exceed, the aggregate proceeds received through our DRP.

Beginning in the second fiscal quarter of 2010, our Board of Directors determined that redemptions under our redemption plan would be limited to $7.5 million per calendar quarter. Effective for the first quarter of 2012, our Board of Directors approved redemptions of up to $1.75 million per calendar quarter. For shareholders redeemed prior to August 1, 2012, the redemption price per share was a percentage of the offering price; and the applicable percentage was based on the number of years the stockholder held the shares as of the date of the redemption request (the “Redemption Percentage”).

As described above under “Estimated Fair Value per Share”, on August 9, 2012, our Board determined that the estimated NAV per share was $7.31. We executed the Third Amended and Restated Redemption Plan (the “Redemption Plan”) to revise the redemption price so that for those shares redeemed after August 1, 2012, the redemption price per share would be based on the applicable Redemption Percentage of our estimated value per share on the date the redemption was effected. Pursuant to the DRP, shareholders may not request redemption of less than 25% of their shares.

In addition, on August 9, 2012, our Board of Directors approved an increase of the redemption amount to the lesser of (i) $3.0 million per calendar quarter or (ii) the amount of aggregate proceeds available under the DRP, effective as of the third quarter of 2012. Our Board of Directors will continue to evaluate and determine the amount of shares to be redeemed based on what it believes to be in the best interest of the company and our stockholders, as the redemption of shares dilutes the amount of cash available to make acquisitions and for other corporate purposes. At no time during a 12-month period, however, may the number of shares we redeem pursuant to the redemption plan (if we determine to redeem shares) exceed 5% of the weighted-average shares of our common stock at the beginning of such 12-month period. To date we have not exceeded this limit, and we do not anticipate that we will reach the maximum number of shares redeemable under our Redemption Plan during the next twelve months.

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

Subject to certain restrictions discussed below, we may redeem shares, from time to time, computed to three decimal places at the following percentages of our estimated fair value per share as determined by our Board of Directors on the date the redemption is effected (“Redemption Date Value”):

•	92.5% of the Redemption Date Value for stockholders who have owned their shares for at least one year;

•	95.0% of the Redemption Date Value for stockholders who have owned their shares for at least two years;

•	97.5% of the Redemption Date Value for stockholders who have owned their shares for at least three years; and

•	100% for stockholders who have owned those shares for at least four years at the Redemption Date Value.

The repurchase price will not exceed the estimated fair market value per share as determined by our Board of Directors. In addition, we have the right to waive the above holding periods and redemption prices in the event of the death, qualifying disability, bankruptcy or unforeseeable emergency of a stockholder as defined under the plan. Redemption of shares issued pursuant to our Reinvestment Plan will be priced based upon the Redemption Date Value.

Any stockholder who has held shares for not less than one year (other than our Advisor) may present for our consideration, all or any portion of his or her shares for redemption at any time, in accordance with the procedures outlined herein. Commitments to redeem shares will be made at the end of each quarter and will be communicated to each stockholder who has submitted a redemption request in writing. A stockholder may present fewer than all of his or her shares to us for redemption provided, however, that:

•	the minimum number of shares which must be presented for redemption shall be at least 25% of his or her shares and

•	if such stockholder retains any shares, he or she must retain at least $5,000 worth of shares based on the Redemption Date Value.

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

With respect to a stockholder whose shares are not redeemed due to insufficient funds in that quarter, the redemption request will be retained by us unless it is withdrawn by the stockholder, and such shares will be redeemed in subsequent quarters as funds become available and before any subsequently received redemption requests are honored, subject to the priority for redemption requests listed in (i) through (vi) above. Until such time as the company redeems the shares, a stockholder may withdraw its redemption request as to any remaining shares not redeemed. Redeemed shares are considered retired and will not be reissued.

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

The Company’s Redemption Plan is designed to provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to the Company prior to the listing of shares.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between October 1, 2012 and December 31, 2012 (in thousands except per share data).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
October 1, 2012 through October 31, 2012	—	—	—	13,201,297
November 1, 2012 through November 30, 2012	—	—	—	13,201,297
December 1, 2012 through December 31, 2012	417,391	$7.30	417,391	13,939,263	(1)

Total	417,391		417,391

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions. No such amounts are currently available.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Lifestyle Properties, Inc. should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” (in thousands except per share data):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Data:
Revenues	$481,279	$418,136	$300,023	$248,524	$206,096
Operating income (loss) (1)	(12,795)	5,286	(58,491)	12,970	56,065
Income (loss) from continuing operations (1)	(74,673)	(54,590)	(79,498)	(20,263)	32,800
Discontinued operations (2)	(1,400)	(15,020)	(2,391)	943	3,836
Net income (loss) (1)	(76,073)	(69,610)	(81,889)	(19,320)	36,636
Net income (loss) per share (basic and diluted):
From continuing operations	(0.24)	(0.18)	(0.30)	(0.09)	0.16
From discontinued operations	(0.00)	(0.05)	(0.01)	0.00	0.02
Weighted average number of shares outstanding (basic and diluted)	312,309	302,250	263,516	235,873	210,192
Distributions declared (3) (4)	163,713	188,447	163,939	154,453	128,358
Distributions declared per share (4)	0.53	0.63	0.63	0.66	0.62
Cash provided by operating activities	76,726	83,064	79,776	62,400	118,782
Cash used in investing activities	(260,297)	(373,008)	(138,575)	(141,884)	(369,193)
Cash provided by financing activities	93,955	252,498	75,603	53,459	424,641

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Real estate investment properties, net	$2,176,357	$2,059,288	$2,025,522	$2,021,188	$1,862,502
Investments in unconsolidated entities	287,339	318,158	140,372	142,487	158,946
Mortgages and other notes receivable, net	124,730	124,352	116,427	145,640	182,073
Cash	73,224	162,839	200,517	183,575	209,501
Total assets	2,938,028	2,893,949	2,673,926	2,672,128	2,529,735
Mortgages and other notes payable	649,002	530,855	603,144	639,488	539,187
Senior notes, net of discount	394,100	393,782	—	—	—
Line of credit	95,000	—	58,000	99,483	100,000
Total liabilities	1,226,597	1,003,969	742,886	822,912	707,363
Stockholders’ equity	1,711,431	1,889,980	1,931,040	1,849,216	1,822,372

Other Data:
Funds from operations (1) (5)	97,738	89,556	82,096	119,726	148,845
FFO per share (basic and diluted)	0.31	0.30	0.31	0.51	0.71
Modified funds from operations (5)	114,327	96,593	98,603	95,625	129,767
MFFO per share (basic and diluted)	0.37	0.32	0.37	0.41	0.62
Properties owned directly at the end of the period	129	121	114	107	104
Properties owned through unconsolidated entities at the end of the period	50	50	8	8	10

FOOTNOTES:

(1)	Certain of our tenants continued to experience operating challenge coming out of the recent recession and have defaulted on their leases. In connection with lease terminations and the anticipation to terminate leases, we recorded a loss on lease terminations of approximately $25.2 million, $7.2 million, $54.9 million, $4.2 million and $0, respectively, and recorded loan loss provision of approximately $1.7 million, $0, $4.1, $0 and $0 on mortgages and other notes receivable that were deemed uncollectible for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively. In addition, we evaluated the carrying value of our properties for impairment and determined that the carrying value on some of our properties may not be recoverable and recorded an impairment provision of approximately $3.2 million and $24.8 million for the years ended December 31, 2011 and 2010, respectively. We did not record any impairment provision for the years ended December 31, 2012, 2009 and 2008. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Lease and Loan Amendments” for additional information.

For the years ended December 31, 2012, 2011, 2010 and 2009, acquisition fees and costs were approximately $4.5 million, $11.2 million, $14.1 million and $14.6 million, respectively. These fees were historically capitalized but are currently expensed as a result of a new accounting standard effective January 1, 2009.

(2)	Five golf properties and three attraction properties were approved to be sold. As of December 31, 2012, we had completed the sale of four golf properties with the remaining properties classified as assets held for sale. Included in discontinued operations for the year ended December 31, 2012 is an increase in the impairment provision recorded in 2011 of approximately $0.7 million relating to two golf facilities. Included in discontinued operations for the year ended December 31, 2011 is an impairment provision of approximately $13.7 million and a loss from the write-off of deferred rent of approximately $2.0 million relating to the five golf properties. Included in discontinued operations for the year ended December 31, 2010, is an impairment provision of approximately $2.0 million relating to a golf property and loss on lease terminations of approximately $0.6 million relating to three attractions properties. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

In accordance with GAAP, we have reclassified and included the results of operations from the properties stated in the foregoing as discontinued operations in the consolidated statements of operations for all periods presented.

(3)	Cash distributions are declared by the Board of Directors and generally are based on various factors, including actual and future expected net cash from operations, FFO and MFFO, and our general financial condition, among others. Approximately 0.0%, 0.0%, 0.3%, 4.4% and 41.0% of the distributions received by stockholders were considered to be taxable income and approximately 100.0%, 100.0%, 99.7%, 95.6% and 59.0% were considered a return of capital for federal income tax purposes for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively. We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital, as described in our advisory agreement.
(4)	In 2009, amount includes a special distribution in connection with the gain on sale of a property in late 2008.
(5)	Due to certain unique operating characteristics of real estate companies, as discussed below, National Association Real Estate Investment Trust, (“NAREIT”), promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

We define MFFO, a non-GAAP measure, consistent with the Investment Program Association’s (“IPA”) Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income or loss from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all of our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

See “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures relating to FFO and MFFO.

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 (in thousands except per share data).

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net income (loss)	$(76,073)	$(69,610)	$(81,889)	$(19,320)	$36,636
Adjustments:
Depreciation and amortization (1)	135,557	123,084	126,223	124,040	98,901
Impairment of real estate assets (1) (2)	680	16,870	26,880	—	—
Loss (gain) on sale of real estate investment properties (1)	(288)	(1,104)	(337)	(850)	(4,478)
Net effect of FFO adjustment from unconsolidated entities (3)	37,862	20,316	11,219	15,856	17,786

Total funds from operations	97,738	89,556	82,096	119,726	148,845

Acquisition fees and expenses (4)	4,450	11,168	14,149	14,616	0
Straight-line adjustments for leases and notes receivable (1) (5)	(14,736)	(22,053)	(26,403)	(43,878)	(19,927)
Amortization of above/below market intangible assets and liabilities(1)	607	(8)	558	91	(207)
Loss (gain) from early extinguishment of debt (1)	4	2,057	(14,817)	(75)	—
Write-off of lease related costs (1) (6)	23,669	7,670	39,454	637	—
Loan loss provision	1,699	—	4,072	—	604
Contingent purchase consideration	—	(747)	(1,500)	3,472	—
Accretion of discounts/amortization of premiums	645	1,056	1,675	1,753	902
MFFO adjustments from unconsolidated entities (3)
Acquisition fees and expenses (4)	—	4,921	—	—	—
Straight-line adjustments for leases and notes receivable (5)	269	158	(607)	(646)	(321)
Prepayment penalty fees	—	2,266	—	—	—
Interest expense on old loan	—	603	—	—	—
Amortization of above/below market intangible assets and liabilities	(18)	(54)	(74)	(71)	(129)

Modified funds from operations	$114,327	$96,593	$98,603	$95,625	$129,767

Weighted average number of shares of common stock outstanding (basic and diluted)	312,309	302,250	263,516	235,873	210,192

FFO per share (basic and diluted)	$0.31	$0.30	$0.31	$0.51	$0.71

MFFO per share (basic and diluted)	$0.37	$0.32	$0.37	$0.41	$0.62

FOOTNOTES:

(1)	Includes amounts related to the properties that are classified as assets held for sale and for which the related results are classified as income (loss) from discontinued operations in the accompanying consolidated statements of operations.
(2)	While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
(3)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.
(4)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expenses relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
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

Introduction

CNL Lifestyle Properties, Inc. is a Maryland corporation incorporated on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally lease on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. We also engage third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. A large number of our properties are leased on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. When beneficial to our investment structure and as a result of tenant defaults, we engage third-party manager to operate certain properties on our behalf as permitted under applicable tax regulations. We have also made loans (including mortgage, mezzanine and other loans) generally collateralized by interests in real estate. We have engaged CNL Lifestyle Advisor Corporation (“the Advisor”) as our Advisor to provide management, acquisition, disposition, advisory and administrative services.

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of March 15, 2013, we had built a portfolio of 179 lifestyle properties. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 19% in ski and mountain lifestyle, 15% in golf facilities, 33% in senior housing, 13% in attractions, 5% in marinas and 15% in additional lifestyle properties. As of March 15, 2013, these assets consist of 23 ski and mountain lifestyle properties, 49 golf facilities, 62 senior housing properties, 20 attractions, 17 marinas and eight additional lifestyle properties with the following investment structure:

Wholly-owned:
Leased properties (1)	73
Managed properties (2)	55
Held for development	1
Unconsolidated joint ventures: (3)
Leased properties	14
Managed properties	36

179

FOOTNOTES:

(1)	Leased to single tenant operators (fully occupied except for one multi-family residential property), with a weighted-average lease rate of 8.6% at March 15, 2013. These rates are based on weighted-average annualized straight-line rent due under our leases. Excluding our one multi-family property, these leases have an average lease expiration of 15 years and tenants have multiple renewal option beyond the initial term.
(2)	As of March 15, 2013, wholly-owned managed properties include: 13 golf facilities, 15 attractions, 20 senior housing properties, two marinas and five additional lifestyle properties. Under certain applicable tax regulations, properties are permitted to be temporarily managed (up to three years) and certain properties are permitted to be indefinitely managed. As of March 15, 2013, 30 properties were temporarily managed and 25 properties were indefinitely managed under management agreements, respectively.
(3)	As of March 15, 2013, 49 properties held through four unconsolidated joint ventures are expected to be sold in 2013. See “Distributions from Unconsolidated Entities” for additional information.

As a mature REIT, a significant focus is to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for a potential future listing or other liquidity event(s) by December 31, 2015. We are evaluating each of our properties on a rigorous and ongoing basis, and to the extent we consider selling certain assets that we believe are not central to our long-term strategy in an effort to optimize and enhance our portfolio, we will evaluate these assets for impairment in accordance with our accounting policy. We anticipate that proceeds from any future sales will be reinvested into new assets, enhancements to existing assets or to retire obligations. We will also continue to reposition certain assets by making strategic tenant or operator changes for properties that we believe will benefit from a new operator based on specific expertise or geographic concentrations that a particular operator possesses.

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

The following table illustrates property level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties. We have only included property-level operating performance for consolidated properties in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented and have included information for both leased and managed properties. We have not included performance data on acquisitions during the current periods presented because we did not own those properties during the entirety of both periods. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes performance of properties leased to third-party tenants and excludes performance of any properties acquired during the current periods presented. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	$339,461	$81,740	$364,128	$89,845	(6.8)%	(9.0)%
Golf	161,677	36,393	157,424	27,952	2.7%	30.2%
Attractions	180,262	40,291	167,995	34,578	7.3%	16.5%
Marinas	34,416	12,436	34,176	11,969	0.7%	3.9%
Additional lifestyle	126,458	18,511	115,912	15,792	9.1%	17.2%

Total	$842,274	$189,371	$839,635	$180,136	0.3%	5.1%

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	$364,347	$90,150	$362,462	$95,438	0.5%	(5.5)%
Golf	162,606	28,813	160,609	30,140	1.2%	(4.4)%
Attractions	168,752	39,281	163,790	42,754	3.0%	(8.1)%
Marinas	33,609	12,266	33,840	13,893	(0.7)%	(11.7)%
Additional lifestyle	107,243	17,270	90,706	12,713	18.2%	35.8%

Total	$836,557	$187,780	$811,407	$194,938	3.1%	(3.7)%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the year ended December 31, 2012, our tenants and managers reported to us an increase in revenue and property-level EBITDA of 0.3% and 5.1%, respectively, as compared to the same period in the prior year. Excluding our ski and mountain lifestyle properties, which were impacted by unusually low levels of snow in the first quarter of 2012, our comparable properties reported an increase in revenue and property-level EBITDA of 6.1% and 19.5%. The increase was primarily attributable to our golf properties where we have begun to see an increase in EBITDA as a result of the new operators we have put in place successfully implementing much more focused cost initiatives leading to improved operating margins. Additionally, in connection with a lease restructure with our largest golf tenant in April 2012, we have made significant capital improvements across certain properties with the overall goal of improving profitability by enhancing the customer experience and driving revenue in the form of more rounds of golf, more membership sales, and more social and catering events. Our additional lifestyle properties, which include three waterpark hotels, and our attractions properties, have experienced an increase in visitations. We believe that all of these trends are a result of favorable weather patterns and a general improvement in consumer confidence and spending. Through the date of this filing, our ski operators have been reporting significantly better revenues and property-level EBITDA during the 2012/2013 ski season resulting from a more normalized level of snow.

The overall decrease in tenant EBITDA for the year ended December 31, 2011 was primarily attributable to a weak fourth quarter ski season due to extremely low levels of snowfall as well as a decrease in our golf and marinas properties which continued to experience challenging operating environments. Although revenues increased at our attractions properties, income was down compared to 2010 as a result of transition costs incurred moving these properties to new operators and higher than normal maintenance costs in 2011 as a result of extreme cost cutting measures in 2010 by our prior tenants.

When evaluating our senior housing properties’ performance, management reviews operating statistics of the underlying properties, including revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which is defined as total revenue divided by number of occupied units, is a widely used performance metric within the healthcare sector. This metric assists us to determine the ability of our operators to achieve market rental rates and to obtain revenues from providing healthcare related services. As of December 31, 2012, the managers for our 42 comparable properties reported to us an increase in occupancy of 3.5% as compared to the same period in 2011 and an increase in RevPOU of 2.1% for the fourth quarter of 2012 as compared to the same period in 2011. The increase in occupancy and RevPOU were driven primarily due to strong demands and rate increases at the properties.

The following table presents same store unaudited property-level information of our senior housing properties as of December 31, 2012 and 2011 (in thousands):

	Number	Year Ended December 31,
	of	2012		2011		Increase/(Decrease)
	Properties	Occupancy	RevPOU	Occupancy	RevPOU	Occupancy	RevPOU
Senior housing	42	91.3%	$6,355	88.2%	$6,223	3.5%	2.1%

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

Ski and Mountain Lifestyle. According to the National Ski Areas Association and the Kottke National End of Season Survey 2011/12, the U.S. ski industry recorded a total of 51 million visits, down 16% from a record 2010/11 season. Our ski resorts finished the season with skier visits totaling 5.5 million, down 14% over the record prior year. As had been widely reported, snowfall for the 2011/12 season was significantly below average and our ski tenants experienced declines in revenues and earnings from the previous season. In the 2012/13 season several of our ski resorts opened ahead of schedule in the fourth quarter of 2012 due to early natural snowfall and favorable snowmaking conditions; all but one resort had opened by November 30, 2012. During the late December 2012 holiday period, skier visits at our resorts exceed that of 2011/12 by 37%, and nearly reached the visit levels of the much stronger 2010/11 holiday period. Revenue per visit for this same period was flat compared to 2011/12, while outperforming 2010/11 by 7%. In addition revenue for the 2012/2013 season through February 28, 2013 was up 15.2% as compared to the same period to the 2011/12 season. We believe that our ongoing commitment to investment in snowmaking infrastructure at our resorts continues to prove a key hedge against low snowfall, allowing our resorts to open and maintain quality ski terrain throughout any weather-challenged seasons.

Golf. Golf Datatech, one of the golf industry’s leading providers of information, reported total rounds played in the U.S. for the year ended December 31, 2012 increased 5.7% from the same period in 2011. We attribute the increase in rounds played to favorable weather patterns and a perceived general improvement in consumer confidence. For the near term, the National Golf Foundation continues to project that the net supply of golf facilities (openings less closures) annually will continue to decline until the supply and demand approaches equilibrium.

Senior Housing. Americans 65 years and older are expected to live longer than the elderly did in the past and will need additional housing options to accommodate their special needs. Demand for senior housing options is currently outpacing the existing supply of senior housing units. The supply growth of certain senior housing asset classes over the last decade has declined dramatically following a boom in senior housing development in the 1990’s. According to data from the National Investment Center for the Senior Housing and Care Industry Map Monitor for the fourth quarter of 2012 (the “Q4 2012 NIC Map Monitor”), overall senior housing occupancy has increased in each of the last eight quarters to 89.1% in the fourth quarter of 2012.

According to the Q4 2012 NIC Map Monitor covering the top 31 metro markets in the US, absorption of existing senior housing units, which represents the number of net units occupied, outpaced the inventory growth in each quarter since the first quarter of 2011. According to the same source, new inventory of senior housing units increased by only 1.2% rolling four quarters as of end of fourth quarter 2012, and the pace of absorption of existing inventory is expected to continue to outpace inventory growth during the next four quarters. We entered the senior housing sector in 2011 and believe this sector will continue to experience revenue growth in the future.

Attractions. Our properties include regional gated amusement parks and water parks that generally draw most of their visitation from local markets. Regional and local attractions have historically been resistant to recession, with inclement weather being a more significant factor impacting attendance. For the year ended December 31, 2012, our attractions portfolio exhibited property-level revenue increases of approximately 7.3% as compared to the same periods in 2011. According to the January 2013 IBIS World Industry Report on “Amusement Parks in the US”, the industry has begun its post recession recovery. Through 2017, IBIS World forecast revenue to increase at an annualized rate of 2.4% to total $14.6 billion, with revenue forecast to grow 2.8% to $13.4 billion in 2013. This growth will be largely due to higher travel rates and rising consumer spending.

Marinas. According to the August 2012 IBIS World Industry Report on “Marinas in the US”, the industry remains highly fragmented, with 91.6% of companies employing fewer than 20 people. Therefore, the industry has a large number of small, locally operated and owned enterprises. High barriers to entry limit the supply of competing properties and demand is projected to rise as the number of boat sales increase. Common industry drivers are boat ownership and occupancy. Marina operators are affected by government regulations, rising fuel prices, and general economic conditions. According to IBIS World, marinas in the United States are expected to experience slightly better prospects over the next five years with forecasted revenue to grow at an average annual rate of 1.3% as compared to a decline in revenues in the previous years. In addition, according to the December 2012 Marina Dock Age Industry Survey, 53% of respondents reported higher occupancies and 63% reported no rate change rates in 2012. Thus far, the recovery is modest. However, operators believe the recovery will strengthen in 2013.

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

As part of our diversification strategy, we have considered the varying and complementary seasonality of our asset classes and portfolio mix. For example, the peak operating season of our ski and mountain lifestyle assets is complimentary to the peak seasons in our attractions and golf portfolios to balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with GAAP. However, seasonality may impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows. Seasonality also impacts the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant gross revenues.

In addition, seasonality directly impacts certain of our properties where we engage independent third-party managers to operate properties on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. Certain of these properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of March 15, 2013, we had a total of 55 wholly-owned managed properties consisting of 13 golf facilities, 15 attractions properties, 20 senior housing properties, two marinas, and five additional lifestyle properties, which includes three waterpark hotels, one hotel and ski resort, and one multi-family residential property. Our consolidated operating results and cash flows during the first, second and fourth quarters will generally be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties. Conversely, during the third quarter our consolidated operating results and cash flows generally improve during the peak operating months of our large attraction properties.

Hurricane Impact

In October 2012, Hurricane Sandy caused some damage at two of our marina properties located in Point Pleasant and Brick Township, New Jersey, both of which are leased to a third-party tenant. Our tenant maintains insurance coverage on these properties and has filed an insurance claim that is expected to cover the majority of the required repairs except for approximately $0.5 million in damages related to the docks. We recorded the $0.5 million in damages that will not be covered by insurance during the year ended December 31, 2012. We anticipate that the damage will be mostly repaired prior to the 2013 boating season. All of our other properties reported limited or no impact from Hurricane Sandy.

Lease and Loan Amendments

As previously disclosed, we have actively monitored the performance of our golf properties operated by one tenant which had experienced ongoing challenges in the golf sector due to the general economic environment. In late 2011, in an effort to provide relief to our tenant and diversify our tenant concentration, we agreed to sell five of the most challenged properties and allow the tenant to terminate the leases upon the sale of the properties. In addition, we began the transition of seven other underperforming properties to new third-party managers to be operated for a period of time and terminated the leases at the time of each transition. As of December 31, 2012, we successfully completed the transition of the seven properties to third-party managers, and have successfully completed the sale of four of the five properties identified for sale. During 2012, based on ongoing sales negotiations, we re-evaluated the carrying value of the fifth property to be sold and determined further unrecoverable decline in the carrying value of the property. As such, we recorded an additional impairment provision of approximately $0.7 million for the year ended December 31, 2012. We anticipate completing the sale of the fifth golf property in 2013.

In April 2012, we entered into an agreement to restructure the leases relating to the large golf tenant’s remaining 32 golf facilities (including the remaining property classified as held for sale) effective January 1, 2012. As part of the amendment, we adjusted the base lease rates charged to our tenant from 4.75% to 4.27% for 2012, from 5.25% to 5.70% for 2013 and from 5.75% to 5.70% for 2014. From a cash flow perspective, the amendment as compared to the prior leases, will reduce the 2012 rental cash flows by approximately $1.7 million (from $16.9 million to $15.2 million), will increase the 2013 rental cash flows by $1.6 million (from $18.7 million to $20.3 million), and will not cause a significant change to the 2014 rental cash flows (will remain at approximately $20.3 million). In addition, starting in 2015, the rent acceleration calculation changed from a stated 20 basis point increase to the annual lease rate, to an increase in rent equal to the greater of (i) the product of the prior year rent times two percent or (ii) the prior year rent times the change in the consumer price index per year. Due to the accounting requirement to straight line scheduled rent increases, the change in the rent acceleration (using a floor of a two percent increase per year) will result in a reduction of average rental income per year of approximately $3.4 million (a decrease in average rental income from $24.4 million to $21.0 million starting in 2012). However, the amended lease increased the percentage rent provision from 8.25% to 10% of revenues in excess of a certain threshold for the 22 properties for which the tenant engaged a third-party operator, as described below. As for the remaining ten properties, the percentage rent provision increased from 8.25% to 30% of revenues in excess of a certain threshold. Until such time as the $6 million term loan, described below, is paid in full, percentage rent will not be recognized as income on these ten properties. Instead, the percentage rents calculated under the terms of the lease will be treated as a collection of principal relating to the $6 million loan described below. Percentage rent relating to these ten properties will be recorded as income once the $6 million principal balance has been collected in full. As of December 31, 2012, percentage rent of approximately $0.1 million was recorded as a reduction to the $6 million outstanding loan balance. In addition, the amended lease increased the capital expenditure reserve funding requirements to 3% of revenues starting in 2013, as compared to 2% under the old lease. Even though the amendment reduced the base rent and rent escalators, we anticipate recording higher percentage rent and cap ex reserve rent as the tenant begins to improve the revenues and the operations of the 32 golf properties.

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

As a result of the lease amendment described above during the year ended December 31, 2012, we evaluated and determined that the properties were not deemed impaired based on the fact that the undiscounted cash flows of the amended lease terms exceeded the net carrying value of the properties. We believe the rent and other relief provided by the agreement described above, coupled with improvements in the golf sector revenues and earnings before interest, taxes, depreciation, amortization and will enable our tenant to work through its financial difficulties and begin operating profitably.

Additionally, during the year ended December 31, 2012, three additional tenants which operated five of our other golf properties and 15 marinas properties, experienced ongoing challenges due to the general economic environment and defaulted on their lease payments to us. In August 2012, we terminated the leases on the five underperforming golf properties and transitioned them to one of our existing third-party managers to operate the properties for a period of time. In connection with the termination, we recorded a loss on lease termination of approximately $2.7 million relating to the write-off of deferred rent and lease related intangible assets and also wrote off approximately $1.0 million in bad debt expense relating to past due rents that were deemed uncollectible for the year ended December 31, 2012. We are currently evaluating the best course of action for the 15 marinas properties which may include a potential tenant change or termination of the leases and transition to new third-party managers. In anticipation of the anticipated transition to new tenants or managers, we recorded a loss on lease termination of approximately $20.2 million to write off deferred rent and lease intangible assets relating to the 15 marina leases. We also recorded approximately $2.0 million in bad debt expense relating to past due rents that we believe are uncollectible for one marina tenant that leases four properties. We drew on the letter of credit posted by our other marina tenant to cover $2.1 million in past due rent owned under their leases with us. As a result of financial difficulties of the tenants that operated the five golf properties and the 15 marinas properties, we performed an impairment analysis and determined that the estimated future undiscounted operating cash flows exceeds the carrying value of the properties. As such no impairment provision was recorded.

Litigation

A purported class action lawsuit on behalf of shareholders who purchased shares under our DRP on or after April 1, 2010, Allyn v. CNL Lifestyle Properties, Inc. et al., was filed on January 18, 2013 in the United States District Court for the Middle District of Florida against the Company and certain of our current and former directors. The lawsuit alleges claims for breach of fiduciary duty against the directors and constructive trust and unjust enrichment against the Company. The factual assertions in the complaint consist primarily of the allegation that the price for shares purchased under the DRP was inflated. The complaint seeks an unspecified amount of damages and other relief relating to the purported inflation. The Company intends to defend vigorously against such claims and is not able to determine the ultimate outcome at this time.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for operating expenses, debt service and cash distributions to stockholders. Generally, our cash needs will be generated from our investments including rental income, property operating income from managed properties, interest payments on the loans we make and distributions from our unconsolidated entities. To the extent we have dispositions, we expect the net sale proceeds will be used to make additional acquisitions, enhancement to our existing portfolio or to retire obligations. To the extent we have acquisitions, our primary source of funds will be from property dispositions, borrowings and proceeds from our DRP.

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

During the year ended December 31, 2012, we acquired ten senior housing properties for a combined purchase price of approximately $138.3 million and one attractions property for a purchase price of approximately $51.9 million, excluding transaction costs. For the first time since the inception of our company, we are fully invested but will continue to monitor other income producing investment opportunities that are within the parameters of our conservative investment policies with cash on hand, proceeds from dispositions, proceeds from our reinvestment plan, our revolving line of credit and other long-term debt financing. See “Indebtedness” below for additional information.

Sources and Uses of Liquidity and Capital Resources

Operating Cash Flows. Our net cash flows provided by operating activities was approximately $76.7 million for the year ended December 31, 2012 which consisted primarily of rental income from operating leases, property operating revenues, interest income on mortgages and other notes receivable, distributions from our unconsolidated entities and interest earned on cash balances offset by payments made for operating expenses including property operating expenses and asset management fees to our Advisor. Net cash flows provided by operating activities was approximately $83.1 million for the year ended December 31, 2011. The decrease in operating cash flows of approximately $6.3 million or 7.6% as compared to the prior year is principally attributable to:

•

A reduction in net operating income from properties that were converted from managed to leased structure and a reduction in rental income as a result of lease modifications of approximately $2.9 million;

•	Lease incentive payments of approximately $12.4 million provided to our largest golf tenant in connection with the restructure discussed above;

•	An increase in asset management fees, general and administrative expenses and interest expense paid of approximately $18.4 million; offset, in part, by;

•	An increase in rental income and net operating income from new properties acquired during second half of 2011 through end of 2012 of approximately $19.4 million; and

•	An increase in net operating income from “same-store” managed properties of approximately $9.7 million.

Operating Leases. As of December 31, 2012, we leased 73 properties under long-term, triple-net leases to third-parties. The following is a schedule of future minimum lease payments to be received under the non-cancelable operating leases with third-parties at December 31, 2012 excluding properties that we classified as assets held for sale (in thousands):

2013	$121,196
2014	123,965
2015	126,810
2016	128,892
2017	130,010
Thereafter	1,359,716

Total	$1,990,589

Mortgages and Other Notes Receivable. As of December 31, 2012 and 2011, mortgages and other notes receivable consisted of the following (in thousands):

	December 31,
	2012	2011
Principal	$121,019	$120,275
Accrued interest	5,301	3,364
Acquisition fees, net	109	753
Loan origination fees, net	—	(40)
Loan loss provision	(1,699)	—

Total carrying amount	$124,730	$124,352

In April 2012, we restructured a $6 million outstanding working capital line of credit receivable with a borrower that was having financial difficulties into a $6 million term loan. As part of the restructure, we reduced the interest rate from a fixed rate of 11% per annum to a rate of LIBOR plus 4% per annum and extended the maturity date from November 2013 to December 2016, with no payments of principal or interest required until January 2014. The borrower has an option to extend the maturity date to December 2021, subject to certain terms and conditions. We recorded a loan loss provision under this troubled debt restructure of approximately $1.7 million representing the difference between the expected future cash flows discounted at the original loan’s effective interest rate and the net carrying value of the loan. Additionally, as part of the restructure, any percentage rent received for certain of the golf facilities will be used to reduce the term loan until it is paid in full. As of December 31, 2012, percentage rent of approximately $0.1 million was recorded as a reduction to the term loan.

In July 2012, we committed to advance an additional $0.8 million to one of our existing borrowers for property-related improvements. The $0.8 million loan has a fixed annual interest rate of 10.0% with monthly payments of interest only and matures on September 30, 2022. In addition, two existing loans from this borrower matured during the year ended December 31, 2012 and we extended the maturity to September 30, 2022. As of December 31, 2012, we have funded approximately $0.7 million.

In September 2012, we granted a two-year extension on two of our existing loans that matured in September 2012 with a new maturity date of September 1, 2014. All other terms of the loan remained substantially the same with the exception of no prepayment fees with 90 days notice.

See Item 8. “Financial Statements and Supplementary Data” — Note 9, “Mortgages and Other Notes Receivable, net” for additional information. The following is a schedule of future principal maturities for all mortgages and other notes receivable (in thousands):

2012	$52
2013	86,133
2014	57
2015	11,133
2016	110
Thereafter	23,534

Total	$121,019

Real Estate Sales. During the year ended December 31, 2012, we completed the sale of three golf facilities for $1.5 million. In connection with the sale, we recorded a gain of approximately $0.4 million.

Distributions from Unconsolidated Entities. As of December 31, 2012, we had investments in 50 properties through unconsolidated entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the years ended December 31, 2012, 2011, and 2010, we received distributions of approximately $40.2 million, $25.9 million and $12.7 million, respectively. The change in distributions received was primarily due to an increase in the number of ventures in which we had interests. During the year ended December 31, 2012, we had interests in five unconsolidated entities for the entire year as compared to partial year in 2011. During the year ended December 31, 2010, we had interests in two unconsolidated entities.

In December 2012, in connection with an existing purchase option held by Sunrise Living Investments, Inc. (“Sunrise”) our venture partner on our three senior housing ventures, we entered into an agreement with Health Care REIT, Inc. (“HCN”), as result of a potential merger by HCN with Sunrise. Under the agreement, HCN and Sunrise will purchase our our interests in the CNLSun I, CNLSun II and CNLSun III Ventures for an aggregate purchase price of approximately $198.5 million subject to adjustment based on the closing date and actual cash flow distribution (the “Joint Venture Dispositions”). The Joint Venture Dispositions was conditioned upon the merger of HCN with Sunrise, which was completed in January 2013. We plan to deploy the sale proceeds in additional permitted investments and pay down the principal balance of our revolving line of credit. For the years ended December 31, 2012 and 2011, we recorded aggregate equity in earnings (loss) of approximately $0.8 million and $(10.6) million, respectively, and received aggregate cash distributions of $26.1 million and $11.6 million, respectively, from CNLSun I, CNLSun II and CNLSun III Ventures. We did not own these three joint ventures during 2010.

In December 2012, the venture decided to sell seven destination retail properties held through the Intrawest Venture to third–party buyers. The properties are expected to be sold in 2013. For the years ended December 31, 2012, 2011 and 2010, we recorded equity in earnings (loss) of approximately $(4.2) million, $0.8 million and $0.2 million, respectively, and received cash distributions of $2.7 million, $2.8 million and 1.6 million, respectively, from the Intrawest Venture. The equity in loss during the year ended December 31, 2012 was an impairment provision of approximately $4.5 million due to the fact that the carrying value of one of the Intrawest Venture properties was higher than the expected net sales proceeds.

We expect the distributions from unconsolidated joint ventures will decrease during 2013 due to the sale of these properties held in these four ventures.

Distribution Reinvestment Plan. In 2011 we completed our final offering and filed a registration statement on Form S-3 under the Securities Act of 1933, as amended, to register the sale of up to an additional $250 million (26.3 million shares of common stock at $9.50 per share) under our DRP. In accordance with our DRP, in the event that our Board determines a new estimated fair value of our common stock, shares of our common stock would thereafter be sold pursuant to the DRP at a price determined by our Board of Directors, which price shall not be less than 95% of the estimated fair value of a share of our common stock. On August 1, 2012, in order to comply with requirements that became applicable once we completed our offerings, our Board of Directors determined that our estimated NAV per share was $7.31. Accordingly, effective August 9, 2012, under the DRP, beginning with reinvestments made after August 9, 2012, and until we announce a new price, the DRP shares will be offered at $6.95, which represents a 5% discount to the new estimated fair value of $7.31 per share. We anticipate we will continue to raise capital through our DRP and will use such proceeds for acquisitions and enhancements, distributions shortfalls and other corporate purposes. During the years ended December 31, 2012, 2011 and 2010, we raised approximately $69.0 million, $83.5 million and $73.1 million, respectively under the DRP.

Indebtedness. We have borrowed and intend to continue to borrow money to acquire properties, fund ongoing enhancements to our portfolio and to pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of December 31, 2012, our leverage ratio, calculated as total indebtedness over total assets, was 38.7% (45.3% including our share of unconsolidated assets and debts).

We repaid $14.4 million of seller financing when it matured in March 2012. Additional seller financing of $37.6 million was extended with a new maturity date of December 31, 2014. This loan has an annual fixed interest rate of 8.0% that increases to 9.5% and requires monthly payments of interest only. In May 2012, we prepaid $3.0 million of the remaining $37.6 million seller financing.

In August 2012, we refinanced our revolving line of credit with a new revolving credit facility of $125.0 million and repaid our old revolving line of credit in full. The new revolving credit facility bears interest (a) between LIBOR plus 3.0% and LIBOR plus 3.75% or (b) between a base rate (the greater of the prime rate and the federal funds rate) plus 2.0% and a base rate plus 2.75%; both LIBOR and base rate pricing are contingent upon certain leverage ratios. The new revolving credit facility matures in August 2015 and is collateralized by certain of our lifestyle properties. The facility contains customary affirmative financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total asset ratio. During the year ended December 31, 2012, we borrowed $170.0 million to fund the acquisition of nine properties and repaid $75.0 million under our revolving line of credit. As of December 31, 2012, the new revolving credit facility has an outstanding balance of approximately $95.0 million.

As of December 31, 2012 and 2011, our indebtedness consisted of the following (in thousands):

	December 31,
	2012	2011
Mortgages payable
Fixed rate debt	$461,926	$344,273
Variable rate debt (1)	152,710	134,875
Discount	(234)	(293)
Sellers financing
Fixed rate debt	34,600	52,000

Total mortgages and other notes payable	649,002	530,855

Line of credit	95,000	0

Senior notes	396,550	396,550
Discount	(2,450)	(2,768)

Total notes	394,100	393,782

Total indebtedness	$1,138,102	$924,637

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $131.7 million and $134.9 million as of December 31, 2012 and 2011, respectively that has been swapped to fixed rates.

As of December 31, 2012, four of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total assets ratio. We were in compliance with all applicable provisions as of December 31, 2012. Our other long-term borrowings are not subject to any significant financial covenants.

See Item 8. “Financial Statements and Supplementary Data” — Note 11. “Indebtedness” for additional information on mortgages and other notes payable.

See also “Off Balance Sheet and Other Arrangements—Borrowings of Our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

The following is a schedule of future principal payments and maturities for all indebtedness (in thousands):

2013	$19,621
2014	72,816
2015	150,944
2016	170,018
2017	165,189
Thereafter	562,198

Total	$1,140,786

Distributions. Effective April 1, 2012, our Board of Directors began declaring distributions on a quarterly basis as opposed to on a monthly basis. Payment of distributions has been and will continue to be paid quarterly. The distributions for the fourth quarter of 2012 were declared to stockholders of record at the close of business on December 1, 2012 and were paid by December 31, 2012. The amount of distributions declared to our stockholders is determined by our Board of Directors and is dependent upon a number of factors, including:

•

Sources of cash available for distribution such as current year and inception to date cumulative cash flows from operating activities, FFO, MFFO and Adjusted EBITDA, as well as, expected future long-term stabilized cash flows, FFO and MFFO and Adjusted EBITDA;

•	The proportion of distributions paid in cash compared to the amount being reinvested through our DRP;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

In 2011, we completed our final offering of shares of common stock. During the year ended December 31, 2012, we fully invested the proceeds of our common stock offering and our senior unsecured note offering. As communicated previously, upon reaching that goal, our Board evaluated the expected future cash flows, FFO, MFFO and Adjusted EBITDA expected to be generated by our portfolio, in keeping with our intention of paying a sustainable level of dividends going forward. On August 9, 2012, based on our assessment of forward-looking expected performance, the impact of the expected continued slow growth of the broader domestic economy and to ensure we retain sufficient capital to continually reinvest in and improve our assets, our Board approved a reduction in quarterly distributions to $0.10625 per share, effective during the third quarter of 2012. Our Board will continue to actively evaluate our distribution rate going forward and will make adjustments as it believes is appropriate based on changes in our expected cash flows, FFO, MFFO and Adjusted EBITDA.

The following table presents total distributions declared including cash distributions, distributions reinvested and distributions per share for the years ended December 31, 2012 and 2011 (in thousands except per share data):

					Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (1)	Net Cash Distributions	Cash Flows From (Used In) Operating Activities (2)
2012 Quarter
First	$0.1563	$48,353	$20,876	$27,477	$22,157
Second	0.1563	48,631	20,579	28,052	14,025
Third	0.1063	33,280	13,820	19,460	46,617
Fourth	0.1063	33,449	13,761	19,688	(6,073	)(3)

Year	$0.5252	$163,713	$69,036	$94,677	$76,726	(3)

2011 Quarter
First	$0.1563	$45,040	$20,072	$24,968	$24,317
Second	0.1563	47,430	21,135	26,295	27,257
Third	0.1563	47,874	21,210	26,664	41,299
Fourth	0.1563	48,103	21,079	27,024	(9,809	)(3)

Year	$0.6252	$188,447	$83,496	$104,951	$83,064	(3)

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with debt financings as opposed to operating cash flows. The Board of Directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)	The shortfall in cash flows from operating activities versus cash distributions paid was funded with borrowings.

For the years ended December 31, 2012, 2011 and 2010, approximately 0.0%, 0.0% and 0.3%, respectively, of the distributions paid to stockholders were considered taxable income and approximately 100.0%, 100.0% and 99.7%, respectively, were considered a return of capital to stockholders for federal income tax purposes. Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2012 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2013. No amounts distributed to stockholders for the years ended December 31, 2012, 2011 and 2010 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Common Stock Redemptions. We redeem shares pursuant to our redemption plan, which is designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. There is currently a sizable backlog and a waiting list for redemption requests and stockholders will likely wait a long period of time to have their shares redeemed, if ever.

The following details our redemptions for the years ended December 31, 2012 and 2011, respectively (in thousands except per share data):

	First	Second	Third	Fourth	Full Year
2012 Quarters
Requests in queue	6,419	7,763	8,512	8,856	6,419
Redemptions requested	1,574	1,010	1,064	1,535	5,183
Shares redeemed:
Prior period requests	(4)	(177)	(245)	(98)	(524)
Current period request	(172)	—	(158)	(319)	(649)
Adjustments (1)	(54)	(84)	(317)	(248)	(703)

Pending redemption requests (2)	7,763	8,512	8,856	9,726	9,726

Average price paid per share	$9.92	$9.92	$7.31	$7.30	$8.06

	First	Second	Third	Fourth	Full Year
2011 Quarters
Requests in queue	3,595	4,036	5,328	6,016	3,595
Redemptions requested	1,227	2,133	1,475	1,170	6,005
Shares redeemed:
Prior period requests	(631)	(500)	(503)	(609)	(2,243)
Current period request	(135)	(256)	(265)	(158)	(814)
Adjustments (1)	(20)	(85)	(19)	—	(124)

Pending redemption requests (2)	4,036	5,328	6,016	6,419	6,419

Average price paid per share	$9.79	$9.83	$9.83	$9.80	$9.81

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

For the year ended December 31, 2011, our Board of Directors determined that redemptions under our redemption plan would be limited to $7.5 million per calendar quarter. Effective for the first quarter of 2012, our Board of Directors approved redemptions of up to $1.75 million per calendar quarter.

As described above under “Estimated Fair Value per Share”, on August 9, 2012, our Board determined that the estimated NAV per share was $7.31. We executed the Third Amended and Restated Redemption Plan (the “Redemption Plan”) to revise the redemption price so that for those shares redeemed after August 1, 2012, the redemption price per share would be based on the applicable Redemption Percentage of our estimated value per share on the date the redemption was effected. Pursuant to the DRP, shareholders may not request redemption of less than 25% of their shares.

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

Stock Issuance Costs and Other Related Party Arrangements. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group Inc., our sponsor and an affiliate of CNL Securities Corp., the managing dealer of our common stock offerings (the “Managing Dealer”). The Managing Dealer received fees and compensation in connection with our common stock offerings, which were completed on April 9, 2011 and from our DRP. In addition, our Advisor receives fees and compensation in connection with the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $42.7 million, $79.4 million and $72.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Of these amounts, approximately $1.0 million and $1.1 million are included in due to affiliates in the accompanying consolidated balance sheets as of December 31, 2012 and 2011, respectively. Our Advisor and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our offering, acquisitions and operating activities. Reimbursable expenses for the years ended December 31, 2012, 2011 and 2010 were approximately $8.4 million, $13.0 million and $13.2 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended December 31, 2012, 2011 and 2010, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $5.5 million and $4.4 million as of December 31, 2012 and 2011, respectively.

As of the date of this filing, our board of directors had amended our advisory agreement to clarify certain subordinated disposition fees paid to our Advisor in connection with the sale of properties.

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

Basis of Presentation and Consolidation. Our consolidated financial statements will include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have a controlling financial interest. All material intercompany accounts and transactions will be eliminated in consolidation.

We will analyze our variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. We also use our quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

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

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on the determination of the fair values of these assets.

The purchase price is allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered include estimates of carrying costs during hypothetical expected lease up periods, including estimates of lost rental income during the expected lease up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses.

We may also enter into yield guarantees in connection with an acquisition, whereby the seller agrees to hold a portion of the purchase price in escrow that may be repaid to us in the event certain thresholds are not met. In calculating the estimated fair value of the yield guarantee, we consider information obtained about each property during the due diligence and budget process as well as discount rates to determine the fair value. We periodically evaluate the fair value of the yield guarantee and record any adjustments to the fair value as a component of other income (expense) in the consolidated statement of operations.

Investment in Unconsolidated Entities — We account for our investment in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not maintain a controlling financial interest over these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entities. Based on the respective venture structures and preferences we receive on distributions and liquidation, we record our equity in earnings of the entities under the HLBV method of accounting. Under this method, we recognize income or loss in each period as if the net book value of the assets in the ventures were hypothetically liquidated at the end of each reporting period following the provisions of the joint venture agreements. In any given period, we could be recording more or less income than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation. Our investment in unconsolidated entities is accounted for as an asset acquisition in which acquisition fees and expenses are capitalized as part of the basis in the investment in unconsolidated entities. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

Acquisition Fees and Expenses. We incur acquisitions fees and expenses in connection with the selection and acquisition of properties, including expenses on properties we determine not to acquire. We immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but capitalize these costs for transactions deemed to be acquisitions of an asset or equity investment.

Assets Held for Sale and Discontinued Operations. Assets that are classified as held for sale are recorded at the lower of their carrying value or fair value less costs to dispose. We classify assets as held for sale once management has the authority to approve and commits to a plan to sell, the assets are available for immediate sale, an active program to locate a buyer and the sale of the assets are probable and transfer of the assets are expected to occur within one year. Upon the determination of the assets classified as held for sale or sold, the depreciation and amortization of the assets will terminate. The related operations of assets held for sale are reported as discontinued if such operations and cash flows can be clearly distinguished both operationally and financially from the ongoing operations, such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and if we will not have any significant continuing involvement subsequent to the sale.

Real Estate Impairments. We test the recoverability of our directly-owned real estate whenever events or changes in circumstances indicate that the carrying value of those assets may be impaired. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use or estimated holding period of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such factors are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying amount of the asset to the estimated fair value less costs to dispose. Fair values are generally determined based on incorporating market participant assumptions, discounted cash flow models and our estimates reflecting the facts and circumstances of each acquisition.

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

The estimated fair values of our unconsolidated entities are based upon a discounted cash flow model that includes all estimated cash inflows and outflows over the expected holding period. The capitalization rates and discount rates utilized in the model are based upon rates that we believe to be within a reasonable range of current market rates for the underlying properties.

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

Revenue Recognition. For properties subject to operating leases, rental revenue is recorded on a straight-line basis over the terms of the leases. Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and themepark operations, resident rental fees and services, and other service revenues. Such revenues, excluding membership dues, are recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. For mortgages and other notes receivable, interest income is recognized on an accrual basis when earned, except for loans placed on non-accrual status, for which interest income is recognized when received. Any deferred portion of contractual interest is recognized on a straight-line basis over the term of the corresponding note. Loan origination fees charged and acquisition fees incurred in connection with the making of loans are recognized as interest income, and a reduction in interest income, respectively over the term of the notes.

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

Mortgages and other notes payable. Mortgages and other notes payable are recorded at the stated principal amount and are generally collateralized by our lifestyle properties with monthly interest only and/or principal payments. A loan that is accounted for as a troubled debt restructuring is recorded at the present value future cash payments, principal and interest, specified by the new terms. We have and may undergo a troubled debt restructuring if management determines that the underlying collateralized properties are not performing to meet debt service. In order to qualify as a troubled debt restructuring, the following must apply: (i) the underlying collateralized property value decreased as a result of the economic environment, (ii) transfer of asset (cash) to partially satisfy the loan has occurred and (iii) new loan terms decrease the effective interest rate and extend the maturity date. The difference between the future cash payments specified by the new terms and the carrying value immediately preceding the restructure is recorded as gain on extinguishment of debt.

Impact of recent accounting pronouncements

See Item 8. “Financial Statements and Supplementary Data” — Note 2. “Significant Accounting Policies” for additional information about the impact of recent accounting pronouncements.

Results of Operations

As of December 31, 2012, 2011 and 2010, we had invested in 179, 171 and 122 properties respectively, through the following investment structures:

	December 31,
	2012	2011	2010
Wholly-owned:
Leased properties	73	88	98
Managed properties (1)(2)	55	32	15
Held for development	1	1	1
Unconsolidated joint ventures: (3)
Leased properties	14	14	8
Managed properties	36	36	—

	179	171	122

FOOTNOTES:

(1)	As of December 31, 2012, wholly-owned managed properties are as follows:

	December 31,
	2012	2011	2010
Golf	13	2	2
Attractions	15	15	8
Senior housing	20	10	—
Marinas	2	—	—
Additional lifestyle	5	5	5

	55	32	15

(2)	Under certain applicable tax regulations, properties are permitted to be temporarily managed (up to three years) and certain properties are permitted to be indefinitely managed. As of December 31, 2012, 2011 and 2010, 30, 17 and 10 properties were temporarily managed and 25, 15 and five properties were indefinitely managed under management agreements, respectively.
(3)	As of March 15, 2013, 49 properties held through four unconsolidated joint ventures are expected to be sold in 2013. See “Distributions from Unconsolidated Entities” for additional information.

The following table summarizes our operations for the years ended December 31, 2012, 2011 and 2010 (in thousands except per share data):

	Year Ended December 31,			% Change	% Change
	2012	2011	2010	2012 vs 2011	2011 vs 2010
Revenues:
Rental income from operating leases	$165,889	$171,008	$197,772	-3.0%	-13.5%
Property operating revenues	302,393	234,165	86,419	29.1%	171.0%
Interest income on mortgages and other notes receivable	12,997	12,963	15,832	0.3%	-18.1%

Total revenues	481,279	418,136	300,023	15.1%	39.4%

Expenses:
Property operating expenses	241,381	196,035	78,616	23.1%	149.4%
Asset management fees to advisor	35,725	31,802	26,808	12.3%	18.6%
General and administrative	18,718	16,304	13,788	14.8%	18.2%
Ground lease and permit fees	14,482	14,575	12,506	-0.6%	16.5%
Acquisition fees and costs	4,450	11,168	14,149	-60.2%	-21.1%
Other operating expenses	11,660	9,645	2,958	20.9%	226.1%
Bad debt expense	5,510	773	2,101	612.8%	-63.2%
Loan loss provision	1,699	—	4,072	100.0%	-100.0%
Impairment provision	—	3,199	24,838	-100.0%	-87.1%
Loss on lease terminations	25,177	7,193	54,699	250.0%	-86.8%
Depreciation and amortization	135,272	122,156	123,979	10.7%	-1.5%

Total expenses	494,074	412,850	358,514	19.7%	15.2%

Operating income (loss)	(12,795)	5,286	(58,491)	-342.1%	109.0%

Other income (expense):
Interest and other income (expense)	1,200	(215)	2,673	658.1%	-108.0%
Interest expense and loan cost amortization	(68,595)	(60,117)	(49,919)	-14.1%	-20.4%
Gain (loss) on extinguishment of debt	(4)	(566)	15,261	99.3%	-103.7%
Equity in earnings of unconsolidated entities	5,521	1,022	10,978	440.2%	-90.7%

Total other expense	(61,878)	(59,876)	(21,007)	-3.3%	-185.0%

Loss from continuing operations	(74,673)	(54,590)	(79,498)	-36.8%	31.3%
Discontinued operations	(1,400)	(15,020)	(2,391)	90.7%	-528.2%

Net loss	$(76,073)	$(69,610)	$(81,889)	-9.3%	15.0%

Loss per share of common stock (basic and diluted)
Continuing operations	$(0.24)	$(0.18)	$(0.30)	-33.3%	40%
Discontinued operations	(0.00)	(0.05)	(0.01)	100%	-400%

	$(0.24)	$(0.23)	$(0.31)	-4.3%	25.8%

Weighted average number of shares of common stock outstanding (basic and diluted)	312,309	302,250	263,516

Year ended December 31, 2012 compared to Year ended December 31, 2011

Rental income from operating leases. Rental income for the year ended December 31, 2012 decreased by approximately $5.1 million as compared to 2011 primarily due to the conversion of 12 golf facilities and two marinas properties from a leased structure to a managed structure during the year ended December 31, 2012. In addition, we reduced base lease rates on 32 of our golf properties that were operated by one of our tenants in connection with restructuring their leases in April 2012. This was offset in part by rental income from a new attractions property acquired in June 2012. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands):

	For the Year Ended December 31,
Properties Subject to Operating Leases	2012	2011	$ Change	% Change
Ski and mountain lifestyle	$93,079	$90,735	$2,344	2.6%
Golf	31,009	41,194	(10,185)	(24.7%)
Attractions	15,383	11,271	4,112	36.5%
Marinas	20,210	21,409	(1,199)	(5.6%)
Additional lifestyle	6,208	6,399	(191)	(3.0%)

Total	$165,889	$171,008	$(5,119)	(3.0%)

As of December 31, 2012 and 2011, the weighted-average straight-line lease rate for our portfolio of wholly-owned leased properties was 8.6% and 8.8%, respectively. The decrease in the weighted average lease rate was primarily attributable to the lease amendment granted to one of our tenants effective as of January 1, 2012. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and theme park operations, residential fees at our senior housing properties and other service revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the years ended December 31, 2012 and 2011 (in thousands):

	For the Year Ended December 31,
Properties Operated Under Third-Party Managers	2012	2011	$ Change	% Change
Golf	$23,862	$10,639	$13,223	124.3%
Attractions	135,740	127,774	7,966	6.2%
Senior housing	50,946	8,867	42,079	474.6%
Marinas	430	—	430	100.0%
Additional lifestyle	91,415	86,885	4,530	5.2%

Total	$302,393	$234,165	$68,228	29.1%

As of December 31, 2012 and 2011, we had a total of 55 and 32 managed properties, respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to (i) us entering the senior housing space in 2011 with 10 acquisitions that generated revenues for a full year in 2012 as compared to a partial year in 2011 and the acquisition of ten senior housing properties during the year end December 31, 2012, (ii) the transition of two marinas properties and 12 golf facilities from leased to managed structures which was completed during the first quarter and third quarter of 2012, (iii) an increase in visitation and per capita spending at the attractions properties as a result of favorable weather and (iv) an increase in visitation at the Omni Mount Washington Resort, an additional lifestyle property, due to great natural snowfall enhanced by our investment in snowmaking infrastructures.

Interest income on mortgages and other notes receivable. Interest income on mortgages and other notes receivable was approximately $13.0 million for both years ended December 31, 2012 and 2011.

Property operating expenses. Property operating expenses from managed properties increased primarily attributable to us entering the senior housing space and acquiring 10 properties in 2011 that generated expenses for a full year in 2012 and partial year in 2011, the acquisition of ten senior housing properties during the year ended December 31, 2012 and the transition of two marinas properties and certain golf facilities from leased to managed structure which were completed during the first quarter of 2012 and third quarter of 2012. The following information summarizes the expenses of our properties that are operated by third-party managers for the years ended December 31, 2012 and 2011 (in thousands):

	For the Year Ended December 31,
Properties Operated Under Third-Party Managers	2012	2011	$ Change	% Change
Golf	$21,457	$9,942	$11,515	115.8%
Attractions	104,877	102,636	2,241	2.2%
Senior housing	34,630	6,370	28,260	443.6%
Marinas	626	—	626	100.0%
Additional lifestyle	79,791	77,087	2,704	3.5%

Total	$241,381	$196,035	$45,346	23.1%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the years ended December 31, 2012 and 2011, asset management fees to our Advisor were approximately $35.7 million and $31.8 million, respectively. The increase in such fees is due to an increase in invested assets from the acquisition of additional real estate properties during the year ended December 31, 2012.

General and administrative. General and administrative expenses totaled approximately $18.7 million and $16.3 million for the years ended December 31, 2012 and 2011, respectively. The increase is primarily attributable to higher accounting and legal personnel charges of affiliates of our Advisor as a result of an increase in the number of managed properties which require higher levels of administrative, legal and professional services.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the years ended December 31, 2012 and 2011, ground lease and land permit fees were approximately $14.5 million and $14.6 million, respectively. The decrease was attributable to the reduction in gross revenue of certain underlying properties reducing ground lease and permit fees.

Acquisition fees and costs. Acquisition fees are paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and are generally 3% of gross offering proceeds including proceeds from our DRP. Acquisition fees and costs totaled approximately $4.5 million and $11.2 million for the year ended December 31, 2012 and 2011, respectively. The decrease is primarily due to the reduction in the sale of our common stock resulting from the completion of our third offering on April 9, 2011, offset by acquisition fees on our DRP and acquisition costs in connection with acquisitions made during the year ended December 31, 2012.

Other operating expenses. Other operating expenses totaled approximately $11.7 million and $9.6 million for the years ended December 31, 2012 and 2011, respectively. The increase is primarily attributable to estimated repair costs net of insurance proceeds on two marinas properties that were damaged from Hurricane Sandy and an increase in additional expenses relating to the properties that were converted to managed structure due to lease terminations during 2012 offset by a reduction in repair and maintenance expenses. Repair and maintenance expenses during 2011 were higher due to deferred maintenance by former tenants who defaulted on their leases.

Bad debt expense. Bad debt expense was approximately $5.5 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively. The increase is primarily attributable to the write-off of past due rents that were deemed uncollectible relating to leases with some of our golf and marinas tenants that were amended and leases that were terminated or to be terminated in 2013.

Loss on lease terminations. Loss on lease terminations were approximately $25.2 million and $7.2 million for the years ended December 31, 2012 and 2011, respectively. The change is primarily attributable to the write-off of higher amounts of deferred rents and intangible in-place lease assets on the golf leases that were terminated during the year ended December 31, 2012 and the two marinas tenants that experienced financial difficulties. See “Lease and Loan Amendments” for additional information.

Loan loss provision. Loan loss provision was approximately $1.7 million for the year ended December 31, 2012 as a result of a troubled debt restructuring on a note receivable from one of our golf tenants where we restructured their loan. See “General” – Leases and Loan Amendment” above for additional information. We had no loan loss provision for the year ended December 31, 2011.

Impairment provision. Impairment provision was approximately $3.2 million for the year ended December 31, 2011 as a result of our determination that the carrying value of one golf facility was not recoverable. We did not record an impairment provision related to continuing operations during 2012.

Depreciation and amortization. Depreciation and amortization expenses were approximately $135.3 million and $122.2 million for the years ended December 31, 2012 and 2011, respectively. The increase is primarily due to additional properties acquired and increase in capital improvements on our existing properties during the year ended December 31, 2012.

Interest and other income (expense). Interest and other income (expense) were approximately $1.2 million and $(0.2) million for the years ended December 31, 2012 and 2011, respectively. The change is primarily due membership fees earned for certain of our golf facilities in 2012. During 2011, we did not record any membership fees earned.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $68.6 million and $60.1 million for the years ended December 31, 2012 and 2011, respectively. The increase is primarily attributable to the issuance of our senior notes in April 2011 and additional long-term debt obtained during the year ended December 31, 2012.

Gain (loss) on extinguishment of debt. Gain (loss) on extinguishment of debt was approximately $(0.004) million and $(0.6) million for the years ended December 31, 2012 and 2011, respectively.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2012	2011	$ Change	% Change
DMC Partnership	$8,962	$10,805	$(1,843)	(17.1%)
Intrawest Venture	(4,238)	776	(5,014)	(646.1%)
CNLSun I Venture	(936)	(8,404)	7,468	88.9%
CNLSun II Venture	(937)	(1,102)	165	15.0%
CNLSun III Venture	2,670	(1,053)	3,723	353.6%

Total	$5,521	$1,022	$4,499	440.2%

Equity in earnings of unconsolidated entities was approximately $5.5 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively. The change was primarily due to (i) the losses that were allocated to us in 2011 in connection with $10.2 million in transactional and closing costs associated with our entry to the CNLSun I Venture which contributed to the venture’s net loss for the period and reduced the equity in earnings we recorded; (ii) during 2012, the DMC Partnership incurred approximately $2.3 million in acquisition costs relating to a potential acquisition that was ultimately not pursued; and (iii) in connection with the proposed sale, we performed an impairment analysis and determined the carrying value of one of the Intrawest Venture properties was higher than the expected net sales proceeds. As such the venture recorded an impairment provision of approximately $4.5 million for the year ended December 31, 2012. Equity in earnings or losses are allocated using the HLBV method, which can create significant variability in earnings or losses from the venture while the preferred cash distributions that we anticipate to receive from the venture may be more consistent as result of our distribution preferences. As described in “Distributions from unconsolidated entities” above, we expect to complete the sale of our interests in CNLSun I, CNLSun II and CNLSun III Ventures in mid-2013 to Sunrise, our joint venture partner, as a result of Sunrise exercising their purchase option. We expect equity in earnings to decrease in the last half of 2013 as a result of this sale.

Discontinued operations. Losses from discontinued operations were approximately ($1.4) million and ($15.0) million for the years ended December 31, 2012 and 2011, respectively. In anticipation of selling certain golf properties in 2011, we evaluated the carrying value of the golf properties and determined that the carrying value was not recoverable and we recorded impairment provisions of approximately $13.7 million in 2011.

Net loss and loss per share of common stock. The increase in net loss of $6.5 million for the year ended December 31, 2012 as compared to the same period in 2011 was primarily attributable to (i) a reduction related to the transition of thirteen golf courses and two marinas properties from leases to managed structures whereby rental revenue under leases in 2011 was $6.1 million more than net operating income under managed structures in 2012, (ii) a reduction in rental income of $5.4 million related to the 32 golf facilities as a result of lease modifications as well as the sale of four other golf facilities, (iii) an increase in loss on lease terminations from non-cash charges relating to actual and anticipated lease terminations for certain of our tenants that are experiencing financial difficulties or have defaulted on their lease payments to us of approximately $16.2 million, and (iv) an increase in bad debt expense, asset management fees, general and administrative expenses, other operating expenses, interest expense and loan cost amortization and depreciation and amortization expenses of approximately $34.9 million; offset in part by (i) an increase in net operating income from newly acquired managed properties and an increase in rental income from two newly acquired leased properties of approximately $20.0 million from properties acquired during the second half of 2011 through the end of 2012, (ii) an increase of net operating income from “same-store” managed properties of approximately $9.7 million primarily relating to an increase in visitation and spending at our attractions properties, (iii) a reduction in acquisition fees and expenses of approximately $6.7 million primarily due to the completion of our final offering in 2011, (iv) an increase in equity in earnings of approximately $4.5 million as a result of the formation of CNLSun I, CNLSun II and CNLSun III ventures in 2011, and (v) a reduction in impairment provision of approximately $16.0 million including approximately $12.8 million that was recorded as a component of discontinued operations.

Year ended December 31, 2011 compared to Year ended December 31, 2010

Rental income from operating leases. Rental income from operating leases decreased 13.5% for the year ended December 31, 2011 as compared to the same period in 2010. During 2010, certain tenants experienced operating challenges and defaulted on their lease payments to us. As a result, we terminated 17 attractions property leases and one additional lifestyle property lease and transitioned these properties from leased to managed arrangements during the fourth quarter of 2010 and the first quarter of 2011. The decrease in rental income was offset in part by capital expansion projects that have increased the lease basis and base rents for certain of our properties and by one golf facility that was transitioned from managed to a leased arrangement during 2011. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands):

	For the Year Ended December 31,
Properties Subject to Operating Leases	2011	2010	$ Change	% Change
Ski and mountain lifestyle	$90,735	$87,797	$2,938	3.4%
Golf	41,194	42,234	(1,040)	(2.5%)
Attractions	11,271	39,447	(28,176)	(71.4%)
Marinas	21,409	19,599	1,810	9.2%
Additional lifestyle	6,399	8,695	(2,296)	(26.4%)

Total	$171,008	$197,772	$(26,764)	(13.5%)

For the years ended December 31, 2011 and 2010, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.8%.

Property operating revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the years ended December 31, 2011 and 2010 (in thousands):

	For the Year Ended December 31,
Properties Operated Under Third-Party Managers	2011	2010	$ Change	% Change
Golf	$10,639	$14,888	$(4,249)	(28.5%)
Attractions	127,774	164	127,610	77,811.0%
Senior housing	8,867	—	8,867	100.0%
Additional lifestyle	86,885	71,367	15,518	21.7%

Total	$234,165	$86,419	$147,746	171.0%

As of December 31, 2011 and 2010, we had a total of 32 and 15 managed properties, respectively, of which certain properties were operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues was primarily attributable to (i) the attractions properties that were previously subject to leasing arrangements in 2010 are now operated by third-party managers on our behalf, (ii) increased revenue of our additional lifestyle properties due to improved performance at the Omni Mount Washington Hotel. The improved performance was a result of renovations and improvements made to the property over the past several years and improved results at our two waterpark hotel properties and (iii) the acquisition of seven senior housing properties during 2011 that are subject to management agreements. This was offset by lower operating revenues from our managed golf facilities primarily as a result of one course being re-leased in 2011, therefore recording its operations for a partial period in 2011 as compared to full period in 2010.

Interest income on mortgages and other notes receivable. For the years ended December 31, 2011 and 2010, we earned interest income of approximately $13.0 million and $15.8 million, respectively, on our performing loans with an aggregate principal balance of approximately $120.3 million and $111.4 million as of December 31, 2011 and 2010, respectively. The decrease was attributable to three loans that were deemed uncollectible in connection the termination of 17 attractions property leases with PARC and were written off in the third quarter of 2010 and the repayment of three loans in the fourth quarter of 2010, offset in part by additional loans made.

Property operating expenses. Property operating expenses from managed properties increased principally as a result of the properties that were previously subject to leasing arrangements in 2010 and in 2011 were operated by third-party managers on our behalf. See “Property operating revenues” above for additional information. The following information summarizes the expenses of our properties that are operated by third-party managers for the years ended December 31, 2011 and 2010 (in thousands):

	For the Year Ended December 31,
Properties Operated Under Third-Party Managers	2011	2010	$ Change	% Change
Golf	$9,942	$13,450	$(3,508)	(26.1)%
Attractions	102,636	230	102,406	44,524.3%
Senior housing	6,370	—	6,370	100.0%
Additional lifestyle	77,087	64,936	12,151	18.7%

Total	$196,035	$78,616	$117,419	149.4%

Asset management fees to advisor. For the years ended December 31, 2011 and 2010, asset management fees to our Advisor were approximately $31.8 million and $26.8 million, respectively. The increase in such fees was due to an increase in invested assets from the acquisition of additional real estate properties and loans made during 2011.

General and administrative. General and administrative expenses totaled approximately $16.3 million and $13.8 million for the years ended December 31, 2011 and 2010, respectively. The increase was primarily attributable to (i) higher investor maintenance fees paid to an affiliate of our sponsor for services provided to maintain our investors’ accounts and transfer agent services and higher distribution costs from mailings primarily as a result of a larger stockholder base and (ii) higher legal personnel charges and legal services.

Ground leases and permit fees. For the years ended December 31, 2011 and 2010, ground lease and land permit fees were approximately $14.6 million and $12.5 million, respectively. The increase was attributable to the increase in gross revenue of certain underlying properties increasing ground lease and permit fees and the growth of our property portfolio.

Acquisition fees and costs. Acquisition fees and costs totaled approximately $11.2 million and $14.1 million for the years ended December 31, 2011 and 2010, respectively. The decrease was primarily due to the reduction in the sale of our common stock resulting from the completion of our third offering on April 9, 2011, offset in part by an increase in acquisition activity during 2011.

Other operating expenses. Other operating expenses totaled approximately $9.6 million and $3.0 million for the years ended December 31, 2011 and 2010, respectively. The increase was primarily attributable to the write-off of master planning costs associated with a resort expansion that were not approved by the U.S. Forest Service for one of our ski and lifestyle properties, higher state, sales and franchise tax expenses from the managed properties that were previously subject to leasing arrangements in 2010 and higher repairs and maintenance expenses.

Bad debt expense. Bad debt expense was approximately $0.8 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively. The decrease was primarily attributable to lower past due rents on the properties being transitioned to third-party managers and a reduction in the number of properties that are being transitioned from leased to managed structure in 2011 as compared to 2010. In addition, during 2011 approximately $0.6 million of past due rents that was deemed uncollectible in 2010 were subsequently collected.

Loan loss provision. Loan loss provision was approximately $4.1 million for the year ended December 31, 2010, due to the write-off of notes receivable from PARC that were deemed uncollectible. We did not record a loan loss provision for the year ended December 31, 2011.

Loss on lease terminations. Loss on lease terminations was approximately $7.2 million and $54.7 million for the years ended December 31, 2011 and 2010, respectively. The decrease was primarily due to lower amounts of deferred rents, intangible in-place lease assets and lease incentives on the properties that were being transitioned to third-party managers in 2011 as compared to 2010. For the years ended December 31, 2011 and 2010, we wrote off deferred rent and intangible in-place lease assets of approximately $8.1 million and $29.2 million, respectively. In addition, we wrote off lease incentives of approximately $14.6 million in 2010. We did not write off any lease incentives for the year ended December 31, 2011.

Impairment provision. Impairment provision was approximately $3.2 million and $24.8 million for the years ended December 31, 2011 and 2010, respectively. During 2011, we determined the carrying value of one golf facility was not recoverable and recorded an impairment provision of approximately $3.2 million on that golf facility. During 2010, we determined certain of our properties’ carrying values were not recoverable and recorded impairment provisions of approximately $24.8 million on two waterpark hotel properties and one attractions property.

Depreciation and amortization. Depreciation and amortization expenses were approximately $122.2 million and $124.0 million for the years ended December 31, 2011 and 2010, respectively. The decrease was primarily due to an impairment provision that reduced the depreciable basis on our two waterpark hotel properties in 2010 and on certain of our golf facilities in 2011, which reduced the depreciation expense applicable to those properties. The decrease was also attributable to our equipment at various properties becoming fully depreciated, offset in part by depreciation and amortization on newly acquired properties.

Interest and other income. Interest and other income (expense) totaled approximately $(0.2) million and $2.7 million for the years ended December 31, 2011 and 2010, respectively. The change was primarily due to a lease termination fee received in 2010 by one of our tenants in connection with transitioning a lease of approximately $1.7 million during 2010 and a reduction in interest income resulting from lower cash on hand coupled with a general decrease in rates paid by depository institutions on short-term deposits. During the years ended December 31, 2011 and 2010, we received an average yield of 0.1% and 0.4%, respectively.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $60.1 million and $49.9 million for the years ended December 31, 2011 and 2010, respectively. The increase was attributable to the issuance of our senior notes and mortgage financing obtained in late 2010 and in 2011, offset by the repayment and the restructuring of certain of our loans.

Gain (loss) on extinguishment of debt. Gain (loss) on extinguishment of debt was approximately ($0.6) million and $15.3 million for the years ended December 31, 2011 and 2010, respectively. During 2011, we restructured two non-recourse loans, collateralized by our two waterpark hotels, with a principal outstanding balance of approximately $61.9 million. During 2010, we restructured our loan, collateralized by our multi-family residential property, with a principal outstanding balance of approximately $85.4 million to $66.4 million under a troubled debt restructure. The troubled debt restructure resulted in a gain on extinguishment of debt of approximately $14.4 million.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2011	2010	$ Change	% Change
DMC Partnership	10,805	10,775	30	0.3%
Intrawest Venture	776	203	573	282.3%
CNLSun I Venture	(8,404)	—	(8,404)	100.0%
CNLSun II Venture	(1,102)	—	(1,102)	100.0%
CNLSun III Venture	(1,053)	—	(1,053)	100.0%

Total	$1,022	$10,978	$(9,956)	(90.7)%

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

Discontinued operations. Results from discontinued operations were approximately $(15.0) million and $(2.4) million for the years ended December 31, 2011 and 2010, respectively. During the fourth quarters of 2012 and 2011, we approved the sale of three attractions properties and five golf facilities. As of December 31, 2012, we had completed the sale of four golf facilities with the remaining one golf facility and three attractions properties classified as assets held for sale. In addition, during the year ended December 31, 2011, we completed the sale of three attractions properties. Operations for these properties have been classified as discontinued operations for all periods presented. Included in discontinued operations for the year ended December 31, 2011, are impairment provisions of approximately $13.7 million and loss from the write-off of deferred rent of approximately $2.0 million relating to five golf properties. Included in discontinued operations for the year ended December 31, 2010, is an impairment provision of approximately $2.0 million relating to one golf property and loss on lease terminations of approximately $0.6 million relating to three attractions properties.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses for business combinations from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses as items that are expensed under GAAP and accounted for as operating expenses. Our Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

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

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the years ended December 31, 2012, 2011 and 2010 (in thousands except per share data).

	Year Ended December 31,
	2012	2011	2010
Net loss	$(76,073)	$(69,610)	$(81,889)
Adjustments:
Depreciation and amortization (1)	135,557	123,084	126,223
Impairment of real estate assets (1) (2)	680	16,870	26,880
Gain on sale of real estate investment properties (1)	(288)	(1,104)	(337)
Net effect of FFO adjustment from unconsolidated entities (3)	37,862	20,316	11,219

Total funds from operations	97,738	89,556	82,096

Acquisition fees and expenses (4)	4,450	11,168	14,149
Straight-line adjustments for leases and notes receivable (1) (5)	(14,736)	(22,053)	(26,403)
Amortization of above/below market intangible assets and liabilities(1)	607	(8)	558
Loss (gain) from early extinguishment of debt (1)	4	2,057	(14,817)
Write-off of lease related costs(1) (6)	23,669	7,670	39,454
Loan loss provision	1,699	—	4,072
Contingent purchase consideration	—	(747)	(1,500)
Accretion of discounts/amortization of premiums	645	1,056	1,675
MFFO adjustments from unconsolidated entities: (3)
Acquisition fees and expenses (4)	—	4,921	—
Straight-line adjustments for leases and notes receivable (5)	269	158	(607)
Prepayment penalty fees	—	2,266	—
Interest expense on old loan	—	603	—
Amortization of above/below market intangible assets and liabilities	(18)	(54)	(74)

Modified funds from operations	$114,327	$96,593	$98,603

Weighted average number of shares of common stock outstanding (basic and diluted)	312,309	302,250	263,516

FFO per share (basic and diluted)	$0.31	$0.30	$0.31

MFFO per share (basic and diluted)	$0.37	$0.32	$0.37

FOOTNOTES:

(1)	Includes amounts related to the properties that are classified as assets held for sale and for which the related results are classified as income (loss) from discontinued operations in the accompanying consolidated statements of operations.
(2)	While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
(3)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.
(4)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expense relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(5)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(6)	Management believes that adjusting for write-offs of lease related assets is appropriate because they are non-recurring non-cash adjustments that may not be reflective of our ongoing operating performance.

Total FFO and FFO per share was approximately $97.7 million and $89.6 million or $0.31 and $0.30 for the years ended December 31, 2012 and 2011, respectively. The increase in FFO and FFO per share was attributable to (i) an increase in net operating income from newly acquired managed properties and an increase in rental income from two new leased properties totaling approximately $20.0 million which were acquired during second half of 2011 through the end of 2012, (ii) an increase in net operating income from “same-store” managed properties of approximately $9.7 million primarily relating to an increase in visitation and spending at our attractions properties, (iii) an increase in FFO contribution from unconsolidated entities of approximately $17.5 million primarily from our three senior housing ventures, (iv) a reduction in acquisition fees and expenses of $6.7 million primarily due to the completion of our final offering in 2011; offset in part, by (i) a reduction related to the transition of thirteen golf courses and two marinas properties from leases to managed structures whereby rental revenue under leases in 2011 was $6.1 million more than net operating income under managed structures in 2012, (ii) a reduction in rental income of $5.4 million related to the 32 golf facilities as a result of lease modifications as well as the sale of four other golf facilities, (iii) an increase in loss on lease terminations from non-cash charges relating to certain of our tenants that are experiencing financial difficulties and defaulted on their lease payments to us of approximately $16.2 million, and (iv) an increase in bad debt expense, other operating expenses, interest expense and loan cost amortization and general and administrative expenses of approximately $15.6 million.

Total MFFO and MFFO per share was approximately $114.3 million and $96.6 million or $0.37 and $0.32 for the years ended December 31, 2012 and 2011, respectively. The increase in MFFO and MFFO per share was principally due to (i) an increase in net operating income from newly acquired managed properties and an increase in rental income from two new leased properties (excluding straight-line adjustments for rental income) of approximately $19.4 million related to properties acquired during second half of 2011 through the end of 2012, (ii) an increase in net operating income from “same store” managed properties of approximately $9.7 million primarily relating to an increase in visitation and spending at our attractions properties, and (iii) an increase in MFFO contribution from unconsolidated entities of approximately $9.9 million primarily from our three senior housing ventures; offset by, (i) a reduction related to the transition of thirteen golf courses and two marinas properties from leases to managed structures whereby rent payments under leases in 2011 was $3.6 million more than net operating income under managed structures in 2012, (ii) a reduction in rental income of $0.9 million related to the 32 golf facilities as a result of lease modifications as well as the sale of four other golf facilities, and (iii) an increase in bad debt expense, interest expense and loan costs amortization and general and administrative expenses of approximately $15.6 million.

Total FFO and FFO per share was approximately $89.6 million and $82.1 million or $0.30 and $0.31 for the years ended December 31, 2011 and 2010, respectively. The increase in FFO is attributable primarily to a reduction in loan loss provision and loss on lease terminations of approximately $50.4 million offset by (i) a reduction in gain on extinguishment of debt of approximately $15.8 million, (ii) a reduction of rental income of approximately $38.1 million from the 17 attractions properties and one additional lifestyle property that were converted from a leased structure to a managed structure, offset by property net operating income of approximately $26.5 million, and (iii) an increase in interest expense and loan cost amortization resulting from the issuance of the senior notes during the second quarter, net of lower interest expense due as a result of debt repayments, of approximately $10.0 million. While FFO increased, the additional shares issued during the year relating to our common stock offering which ended in April 2011, our shares issued pursuant to our DRP and the proceeds from our senior unsecured notes caused dilution since the proceeds had not all been invested income-producing assets.

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Net loss	$(76,073)	$(69,610)	$(81,889)
Discontinued operations	1,400	15,020	2,391
Interest and other (income) expense	(1,200)	215	(2,673)
Interest expense and loan cost amortization	68,595	60,117	49,919
Equity in earnings of unconsolidated entities (1)	(5,521)	(1,022)	(10,978)
Loss (gain) on extinguishment of debt	4	566	(15,261)
Depreciation and amortization	135,272	122,156	123,979
Loan loss provision	1,699	—	4,072
Loss on lease terminations	25,177	7,193	54,699
Impairment provision	—	3,199	24,838
Straight-line rent adjustments for leases and notes receivables (2)	(14,091)	(20,997)	(24,728)
Cash distributions from unconsolidated entities (1)	40,188	25,891	12,691

Adjusted EBITDA	$175,450	$142,728	$137,060

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA above.

(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments.

Adjusted EBITDA was approximately $175.4 million as compared to approximately $142.7 million for the years ended December 31, 2012 and 2011, respectively. The increase in adjusted EBITDA was primarily attributable to (i) an increase in distributions from unconsolidated entities of approximately $14.3 million primarily from our three senior housing joint ventures, (ii) an increase in net cash received of $19.4 million from properties acquired during the second half of 2011 through end of 2012 and (iii) an increase in net operating income from our “same-store” managed properties of $9.7 million primarily relating to an increase in visitation and spending at our attractions properties; offset by (i) a reduction related to the transition of thirteen golf courses and two marinas properties from leases to managed structures whereby rent payments under leases in 2011 was $3.6 million more than net operating income under managed structures in 2012, (ii) a reduction in rental income of $0.9 million related to the 32 golf facilities as a result of lease modifications as well as the sale of four other golf facilities, and (iii) an increase in bad debt and general and administrative expense of approximately $7.2 million.

Adjusted EBITDA was approximately $142.7 million as compared to approximately $137.1 million for the years ended December 31, 2011 and 2010, respectively. Increase was primarily due to approximately $13.2 million increase in cash distributions from unconsolidated entities, offset by a reduction in net operating income in 2011 compared to rent payments received of approximately $7.5 million on the 17 attractions properties and one lifestyle property that were transitioned from leased properties to managed properties.

Off Balance Sheet and Other Arrangements

We have investments in unconsolidated entities that own and lease real estate: the Intrawest Ventures at 80.0%, the DMC Partnership at 82.0%, CNLSun I Venture at 60.0%, CNLSun II Venture at 70.0% and CNLSun III Venture at 67.9%. Our equity in earnings (loss) from unconsolidated entities for the years ended December 31, 2012, 2011 and 2010 contributed approximately $5.5 million, $1.0 million and $11.0 million, respectively, to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the annual payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages. Below is a schedule of our unconsolidated entities and its outstanding debt (in thousands):

Unconsolidated Entity	Date of Loan Agreement	Maturity Date	Interest Rate		Principal Balance at December 31,
					2012	2011
Intrawest U.S. Venture	12/3/2004	6/1/2015	5.8%		$38,262	$39,495
Intrawest Canadian Venture	12/3/2004	1/11/2015	5.8%		$35,440	$24,228
DMC Partnership	8/2/2004	9/1/2014	6.0%		$122,531	$125,578
DMC Partnership (1)	8/28/2012	9/1/2014	LIBOR + 2.55%		$12,897	$12,955
CNLSun I Venture	1/10/2011	2/6/2014	6.8%		$434,940	$434,940
CNLSun II Venture	6/8/2011	4/5/2014	LIBOR + 2.1	% (2)	$104,549	$104,549
CNLSun III Venture	10/12/2011	11/5/2018	4.8	% (3)	$120,000	$120,000

FOOTNOTE:

(1)	In August 2012, one of the DMC Partnership’s loans with an outstanding principal balance of approximately $13.0 million matured and the DMC Partnership refinanced the loan with a new third-party lender.

In December 2012, in connection with existing purchase options held by Sunrise, our joint venture partner on our three senior housing ventures, we entered into an agreement with HCN as a result of a merger between HCN and Sunrise to sell our interests in the CNLSun I, CNLSun II and CNLSun III Ventures. The Joint Venture Dispositions was conditioned upon the merger of HCN with one of our co-venture partners, which was completed in January 2013.

In December 2012, the Intrawest Venture decided to sell its seven destination retail properties to third–party buyers. The properties are expected to be sold in 2013.

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

Commitments, Contingencies and Contractual Obligations

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of December 31, 2012:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$49,760	$182,512	$366,581	$170,938	$769,791
Senior notes (principal and interest)	28,750	57,500	57,500	433,685	577,435
Line of credit (Principal and interest) (1)	3,563	101,234	—	—	104,797
Obligations under capital leases	3,396	2,537	169	—	6,102
Obligations under operating leases (2)	14,039	28,078	27,757	219,534	289,408

Total	$99,508	$371,861	$452,007	$824,157	$1,747,533

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve.
(2)	This line item represents obligations under ground leases, concession holds and land permits of which the majority are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Capital improvements (1)	$4,979	$4,500	$—	$—	$9,479
Loan commitments (2)	89	—	—	—	89

Total	$5,068	$4,500	$—	$—	$9,568

FOOTNOTES:

(1)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.
(2)	In July 2012, we committed to advance an additional $0.8 million under an existing construction loan made to one of our existing borrowers. The $0.8 million loan has a fixed annual interest rate of 10.0% with monthly payments of interest only and matures on September 30, 2022. As of December 31, 2012, we funded approximately $0.7 million.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our fixed rate mortgage and other notes receivable, which totaled $124.7 million and $124.4 million at December 31, 2012 and 2011, respectively, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $121.0 million and $120.3 million at December 31, 2012 and 2011, respectively.

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed-rate debt	$15,773	$51,146	$17,831	$88,588	$164,776	$554,962	$893,076	$884,692
Variable-rate debt (2)	3,848	21,670	133,113	81,431	412	7,236	247,710	243,822	(1)

	$19,621	$72,816	$150,944	$170,019	$165,188	$562,198	$1,140,786	$1,128,514

	2013	2014	2015	2016		2017		Thereafter		Total
Weighted average fixed interest rate of maturities	5.94%	8.27%	6.06%	6.29%		6.02%		6.51%		6.48%
Average interest rate on variable debt	LIBOR or	LIBOR or	LIBOR or	LIBOR +		LIBOR +		LIBOR +
	CDOR +	CDOR +	CDOR +	2.88	%(4)	2.88	%(4)	3.25	%(4)
	3.33%	3.33%	3.05%

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of December 31, 2012, some of our variable-rate debt in mortgages and notes payable was hedged.
(3)	The estimated fair value of our variable-rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2012. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(4)	The 30-day CDOR rate was approximately 1.2% at December 31, 2012. The 30-day LIBOR rate was approximately 0.2% at December 31, 2012.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.5 million for the year ended December 31, 2012. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

CNL Lifestyle Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Lifestyle Properties, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations, comprehensive losses and their cash flows for the years ended December 31, 2012, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) 2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 28, 2013

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2012	2011
ASSETS
Real estate investment properties, net (including $207,516 and $210,866 related to consolidated variable interest entities, respectively)	$2,176,357	$2,059,288
Investments in unconsolidated entities	287,339	318,158
Mortgages and other notes receivable, net	124,730	124,352
Deferred rent and lease incentives	109,507	94,981
Cash	73,224	162,839
Other assets	63,655	42,973
Restricted cash	40,316	37,877
Intangibles, net	35,457	30,937
Accounts and other receivables, net	21,700	19,681
Assets held for sale	5,743	2,863

Total Assets	$2,938,028	$2,893,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable (including $80,481 and $82,376 related to non-recourse debt of consolidated variable interest entities, respectively)	$649,002	$530,855
Senior notes, net of discount	394,100	393,782
Line of credit	95,000	—
Accounts payable and accrued expenses	40,064	32,158
Other liabilities	47,445	46,054
Due to affiliates	986	1,120

Total Liabilities	1,226,597	1,003,969

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 337,213 and 328,884 shares issued and 316,371 and 309,215 shares outstanding as of December 31, 2012 and 2011, respectively	3,164	3,092
Capital in excess of par value	2,803,346	2,743,972
Accumulated deficit	(149,446)	(73,373)
Accumulated distributions	(937,972)	(774,259)
Accumulated other comprehensive loss	(7,661)	(9,452)

Total Stockholders’ Equity	1,711,431	1,889,980

Total Liabilities and Stockholders’ Equity	$2,938,028	$2,893,949

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income from operating leases	$165,889	$171,008	$197,772
Property operating revenues	302,393	234,165	86,419
Interest income on mortgages and other notes receivable	12,997	12,963	15,832

Total revenues	481,279	418,136	300,023

Expenses:
Property operating expenses	241,381	196,035	78,616
Asset management fees to advisor	35,725	31,802	26,808
General and administrative	18,718	16,304	13,788
Ground lease and permit fees	14,482	14,575	12,506
Acquisition fees and costs	4,450	11,168	14,149
Other operating expenses	11,660	9,645	2,958
Bad debt expense	5,510	773	2,101
Loan loss provision	1,699	—	4,072
Impairment provision	—	3,199	24,838
Loss on lease terminations	25,177	7,193	54,699
Depreciation and amortization	135,272	122,156	123,979

Total expenses	494,074	412,850	358,514

Operating income (loss)	(12,795)	5,286	(58,491)

Other income (expense):
Interest and other income (expense)	1,200	(215)	2,673
Interest expense and loan cost amortization	(68,595)	(60,117)	(49,919)
Gain (loss) on extinguishment of debt	(4)	(566)	15,261
Equity in earnings of unconsolidated entities	5,521	1,022	10,978

Total other expense	(61,878)	(59,876)	(21,007)

Loss from continuing operations	(74,673)	(54,590)	(79,498)
Discontinued operations	(1,400)	(15,020)	(2,391)

Net loss	$(76,073)	$(69,610)	$(81,889)

Loss per share of common stock (basic and diluted)
Continuing operations	$(0.24)	$(0.18)	$(0.30)
Discontinued operations	(0.00)	(0.05)	(0.01)

	$(0.24)	$(0.23)	$(0.31)

Weighted average number of shares of common stock outstanding (basic and diluted)	312,309	302,250	263,516

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(in thousands except per share data)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(76,073)	$(69,610)	$(81,889)
Other comprehensive income (loss):
Foreign currency translation adjustments	531	(585)	1,061
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	1,655	1,626	331
Unrealized loss arising during the period	(395)	(4,856)	(2,264)

Total other comprehensive income (loss)	1,791	(3,815)	(872)

Total comprehensive loss	$(74,282)	$(73,425)	$(82,761)

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(in thousands except per share data)

	Common Stock		Capital in	Accumulated		Accumulated	Total
	Number	Par	Excess of	Earnings	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	(Deficit)	Distributions	Income (Loss)	Equity
Balance at December 31, 2009	247,710	$2,477	$2,195,251	$78,126	$(421,873)	$(4,765)	$1,849,216
Subscriptions received for common stock through public offering and reinvestment plan	41,066	411	406,019	—	—	—	406,430
Redemption of common stock	(4,089)	(41)	(40,355)	—	—	—	(40,396)
Stock issuance and offering costs	—	—	(37,510)	—	—	—	(37,510)
Net loss	—	—	—	(81,889)	—	—	(81,889)
Distributions, declared and paid ($0.6252 per share)	—	—	—	—	(163,939)	—	(163,939)
Foreign currency translation adjustment	—	—	—	—	—	1,061	1,061
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	331	331
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 12)	—	—	—	—	—	(2,264)	(2,264)

Balance at December 31, 2010	284,687	$2,847	$2,523,405	$(3,763)	$(585,812)	$(5,637)	$1,931,040
Subscriptions received for common stock through public offering and reinvestment plan	27,585	276	270,775	—	—	—	271,051
Redemption of common stock	(3,057)	(31)	(29,969)	—	—	—	(30,000)
Stock issuance and offering costs			(20,239)	—	—	—	(20,239)
Net loss	—	—	—	(69,610)	—	—	(69,610)
Distributions, declared and paid ($0.6252 per share)	—	—	—	—	(188,447)	—	(188,447)
Foreign currency translation adjustment	—	—	—	—	—	(585)	(585)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,626	1,626
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 12)	—	—	—	—	—	(4,856)	(4,856)

Balance at December 31, 2011	309,215	$3,092	$2,743,972	$(73,373)	$(774,259)	$(9,452)	$1,889,980

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

(in thousands except per share data)

	Common Stock		Capital in	Accumulated		Accumulated	Total
	Number	Par	Excess of	Earnings	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	(Deficit)	Distributions	Income (Loss)	Equity
Balance at December 31, 2011	309,215	$3,092	$2,743,972	$(73,373)	$(774,259)	$(9,452)	$1,889,980
Subscriptions received for common stock through reinvestment plan	8,329	83	68,953	—	—	—	69,036
Redemption of common stock	(1,173)	(11)	(9,579)	—	—	—	(9,590)
Net loss	—	—	—	(76,073)	—	—	(76,073)
Distributions, declared and paid ($0.5252 per share)	—	—	—	—	(163,713)	—	(163,713)
Foreign currency translation adjustment	—	—	—	—	—	531	531
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,655	1,655
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 12)	—	—	—	—	—	(395)	(395)

Balance at December 31, 2012	316,371	$3,164	$2,803,346	$(149,446)	$(937,972)	$(7,661)	$1,711,431

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(76,073)	$(69,610)	$(81,889)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	144,112	131,053	134,190
Accretion of note origination costs	(40)	(60)	(72)
Accretion and amortization of fair value measures	59	1,115	—
(Gain) loss on disposal of fixed assets	141	185	(265)
Loss (gain) on extinguishment of debt	—	566	(15,261)
Loss on retirement of above market lease	—	568	—
Amortization of terminated hedge	1,655	1,626	331
Reclassification of hedge loss from extinguishment of debt	—	—	2,006
Deferred interest received on mortgages and other notes receivable	—	—	2,814
Loss on lease termination	25,387	9,166	55,528
Impairment provision	680	16,870	26,880
Loan loss provision	1,699	—	4,072
Swap breakage payment	—	—	(9,256)
Bad debt	5,510	749	2,315
Equity in earnings net of distributions from unconsolidated entities	31,223	13,245	1,712
Changes in assets and liabilities:
Other assets	(17,694)	1,231	(26,254)
Deferred rent and lease incentives	(36,663)	(21,997)	(24,530)
Accounts and other receivables	(11,984)	(3,441)	2,829
Accounts payable, accrued expenses and other liabilities	8,895	4,855	3,784
Due to affiliates	(181)	(3,057)	842

Net cash provided by operating activities	76,726	83,064	79,776

Investing activities:
Acquisition of properties	(190,150)	(149,692)	(81,390)
Capital expenditures	(69,675)	(42,345)	(59,140)
Deposits on real estate investments	—	—	(11,220)
Investments in and contributions to unconsolidated entities	(3,776)	(191,397)	—
Distributions from unconsolidated entities	3,445	11,624	—
Payment of contingent purchase consideration	—	—	(12,433)
Issuance of mortgage loans receivable	(869)	(5,760)	(14,897)
Principal payments received on mortgage loans receivable	4,790	9,473	38,614
Acquisition fees on mortgage notes receivable	—	(59)	(461)
Return of short term investments	—	—	8,000
Proceeds from sale of property	1,500	8,450	—
Proceeds from disposal of assets	70	104	590
Changes in restricted cash	(5,632)	(13,406)	(6,238)

Net cash used in investing activities	(260,297)	(373,008)	(138,575)

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Financing activities:
Offering proceeds	$—	$187,555	$333,346
Redemptions of common stock	(9,590)	(30,000)	(40,396)
Distributions to stockholders, net of reinvestments	(94,677)	(104,951)	(90,855)
Stock issuance costs	—	(21,213)	(36,574)
Borrowings under line of credit	170,000	—	58,000
Proceeds from mortgage loans and other notes payables	152,300	116,540	12,202
Proceeds from senior notes	—	396,996	—
Principal payments on line of credit	(75,000)	(58,000)	(99,483)
Principal payments on mortgage loans and senior notes	(34,666)	(204,800)	(50,450)
Principal payments on capital leases	(4,107)	(3,967)	(4,284)
Payment of loan costs	(10,305)	(25,662)	(5,903)

Net cash provided by financing activities	93,955	252,498	75,603

Effect of exchange rate fluctuation on cash	1	(232)	138

Net increase (decrease) in cash	(89,615)	(37,678)	16,942
Cash at beginning of period	162,839	200,517	183,575

Cash at end of period	$73,224	$162,839	$200,517

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$59,331	$46,953	$45,623

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$—	$24	$457

Assumption of capital leases	$4,650	$4,582	$2,044

Capital expansion projects incurred but not paid	$1,143	$1,921	$1,994

Loan loss provision on mortgages and other notes receivable	$1,699	$—	$—

Changes in estimated contingent purchase price	$—	$747	$1,500

Supplemental disclosure of non-cash financing activities:
Seller financing obtained in connection with acquisitions	$—	$—	$13,983

Seller financing provided upon sale of real estate assets	$—	$12,544	$—

Forgiveness from debt restructure	$—	$267	$15,261

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

As of December 31, 2012, the Company owned 179 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, golf facilities, senior housing, attractions, marinas and additional lifestyle properties. Fifty of these 179 properties are owned through unconsolidated joint ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and are most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation. The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments. As of December 31, 2012, the Company has fully invested its net offering proceeds but it anticipates continuing to raise capital through its distribution reinvestment plan (“DRP”) and will use such proceeds to make additional new investments and enhancements to its existing portfolio or other corporate purposes. Additionally, the Company may make selected dispositions and reinvest those proceeds in other income producing investment opportunities or other permitted investments in order to maximize the growth and value of its portfolio.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the Company’s accounts, the accounts of wholly owned subsidiaries or subsidiaries for which the Company has a controlling interest, the accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and the accounts of other subsidiaries over which the Company has a controlling financial interest. All material intercompany accounts and transactions have been eliminated in consolidation.

In accordance with the guidance for the consolidation of VIEs, the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a variable interest entity (“VIE”). The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements.

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

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on the determination of the fair values of these assets.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

2.	Significant Accounting Policies (continued):

The purchase price is allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered include estimates of carrying costs during hypothetical expected lease up periods, including estimates of lost rental income during the expected lease up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses.

The Company may also enter into yield guarantees in connection with an acquisition, whereby the seller agrees to hold a portion of the purchase price in escrow that may be repaid to the Company in the event certain thresholds are not met. In calculating the estimated fair value of the yield guarantee, the Company considers information obtained about each property during the due diligence and budget process as well as discount rates to determine the fair value. The Company periodically evaluates the fair value of the yield guarantee and records any adjustments to the fair value as a component of other income (expense) in the consolidated statement of operations.

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

Investment in Unconsolidated Entities —The Company accounts for its investment in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not maintain a controlling financial interest over these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entities. Based on the respective venture structures and preferences the Company receives on distributions and liquidation, the Company records its equity in earnings of the entities under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognizes income or loss in each period as if the net book value of the assets in the ventures were hypothetically liquidated at the end of each reporting period following the provisions of the joint venture agreements. In any given period, the Company could be recording more or less income than actual cash distributions received and more or less than what the Company may receive in the event of an actual liquidation. The Company’s investment in unconsolidated entities is accounted for as an asset acquisition in which acquisition fees and expenses are capitalized as part of the basis in the investment in unconsolidated entities. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

Acquisition Fees and Expenses — The Company incurs acquisition fees and expenses in connection with the selection and acquisition of properties, including expenses on properties it determines not to acquire. The Company immediately expenses all acquisition costs and fees associated with transactions deemed to be business combinations, but capitalizes these costs for transactions deemed to be acquisitions of an asset or equity method investment.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

2.	Significant Accounting Policies (continued):

Assets Held for Sale and Discontinued Operations — Assets that are classified as held for sale are recorded at the lower of their carrying value or fair value less costs to dispose. The Company classifies assets as held for sale once management has the authority to approve and commits to a plan to sell, the assets are available for immediate sale, an active program to locate a buyer and the sale of the assets are probable and transfer of the assets are expected to occur within one year. Upon the determination of the assets classified as held for sale or sold, the depreciation and amortization of the assets will terminate. The related operations of assets held for sale are reported as discontinued if such operations and cash flows can be clearly distinguished both operationally and financially from the ongoing operations, such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and if the Company will not have any significant continuing involvement subsequent to the sale.

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

The estimated fair values of unconsolidated entities are based upon a discounted cash flow model that includes all estimated cash inflows and outflows over the expected holding period. The capitalization rates and discounted rates utilized in the model are based upon rates that the Company believes to be within a reasonable range of current market rates for the underlying properties.

Mortgages and Other Notes Receivables — Mortgages and other notes receivable are stated at the principal amount outstanding, net of deferred loan origination costs or fees. Loan origination and other fees received by the Company in connection with making the loans are recorded as reduction of the note receivable and amortized into interest income, using the effective interest method, over the term of the loan. Acquisition fees and costs in connection with making the loans are capitalized and recorded as part of the mortgages and other notes receivable balance and amortized as a reduction of interest income over the term of the notes.

The Company evaluates mortgages and other notes receivable for impairment based on current information and events. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the note. Measurement of impairment is based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, the Company will record an allowance to reduce the carrying value of the loan accordingly and record a corresponding charge to net income (loss).

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

2.	Significant Accounting Policies (continued):

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less during the year. As of December 31, 2012, cash deposits exceeded federally insured amounts. However, the Company has not experienced any losses on such accounts. Management continues to monitor third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal and secondarily on maximizing yield on those funds. To that end, the Company has diversified its cash among several banking institutions in an attempt to minimize exposure to any one of these entities. Management has attempted to select institutions that it believes are strong based on an evaluation of their financial stability and exposure to poor performing assets.

Restricted Cash — Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties or represent certain tenant security deposits. The Company’s restricted cash balances as of December 31, 2012 and 2011 were approximately $40.3 million and $37.9 million, respectively.

Derivative Instruments and Hedging Activities — The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations. As of December 31, 2012 and 2011, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss).

Fair Value of Financial Instruments — The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses approximates carrying value as of December 31, 2012 and 2011, because of the liquid nature of the assets and relatively short maturities of the obligations. See Footnote 10. “Mortgages and other Notes Receivables” and Footnote 11. “Indebtedness” for the Company’s estimates of the fair value of its mortgages and other notes receivable and its indebtedness as of December 31, 2012 and 2011.

Deferred Financing Costs — Financing costs paid in connection with obtaining long-term debt are deferred and amortized over the life of the debt using the effective interest method. Amortization expense was approximately $7.1 million, $5.2 million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

DECEMBER 31, 2012

2.	Significant Accounting Policies (continued):

Revenue Recognition — For properties subject to operating leases, rental revenue is recorded on a straight-line basis over the terms of the leases. Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and themepark operations, resident rental fees, assistance services, and other service revenues. Such revenues, excluding membership dues, are recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. For mortgages and other notes receivable, interest income is recognized on an accrual basis when earned, except for loans placed on non-accrual status, for which interest income is recognized when received. Any deferred portion of contractual interest is recognized on a straight-line basis over the term of the corresponding note. Loan origination fees charged and acquisition fees incurred in connection with the making of loans are recognized as interest income, and a reduction in interest income, respectively over the term of the notes.

Capital Improvement Reserve Income — The Company’s leases require the tenants to pay certain contractual amounts that are set aside by the Company for replacements of fixed assets and other improvements to the properties. These amounts are and will remain the property of the Company during and after the term of the lease. The amounts are recorded as capital improvement reserve income at the time that they are earned and are included in rental income from operating leases in the accompanying consolidated statements of operations. Capital Improvement reserve income was approximately $23.5 million, $22.7 million and $24.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Mortgages and Other Notes Payable — Mortgages and other notes payable are recorded at the stated principal amount and are generally collateralized by the Company’s lifestyle properties with monthly interest only and/or principal payments. A loan that is accounted for as a troubled debt restructure is recorded at the present value future cash payments, principal and interest, specified by the new terms. The Company may undergo a troubled debt restructuring if management determines that the underlying collateralized properties are not performing to meet debt service. In order to qualify as a troubled debt restructure the following must apply: (i) the underlying collateralized property value decreased as a result of the economic environment, (ii) transfer of asset (cash) to partially satisfy the loan has occurred and (iii) new loan terms decrease the effective interest rate and extend the maturity date. The difference between the future cash payments specified by the new terms and the carrying value immediately preceding the restructure is recorded as gain on extinguishment of debt.

Income Taxes — The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes provided it distributes at least 100% of its REIT taxable income and capital gains and meets certain other requirements for qualifying as a REIT. Subject to compliance with applicable tax law, certain properties may be operated using an eligible third-party manager. In those cases, taxable income from those operations may be subject to federal income tax. Management believes that the Company was organized and operated in a manner that enabled the Company to continue to qualify for treatment as a REIT for federal income tax purposes for the years ended December 31, 2012, 2011 and 2010.

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

DECEMBER 31, 2012

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

Reclassifications — Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net loss or stockholders’ equity. The results of operations of the real estate properties that are classified as held for sale, along with properties sold during the period, are reflected in discontinued operations for all periods presented.

Segment Information — Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a property-by-property basis and by tenant and operator. The Company derives all significant revenues from a single reportable operating segment of business, lifestyle real estate regardless of the type (ski, attractions, senior housing, etc.) or ownership structure (leased or managed). In addition, the Company evaluated each individual property and determined they were individually less than 10% of the combined revenue for the year ended December 31, 2012. Accordingly, the Company does not report segment information; nevertheless, management periodically evaluates whether the Company continues to have one single reportable segment of business.

Out of Period Adjustments — During the fourth quarter of 2012, the Company identified errors in the consolidated financial statements relating to prior years. The Company understated expenses related to the transition of certain properties from leased to managed structure which resulted in an understatement of loss on lease terminations by $1.6 million and an understatement of other operating expenses by $2.2 million. The Company concluded these adjustments were not material, individually or in the aggregate, to its results for this or any of the prior periods and, as such, the Company recorded out of period adjustments to increase its net loss during the fourth quarter of 2012 by $3.8 million.

Recent Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI).” This update clarified the guidance in subtopic 220 and requires preparers to report, in one place, information about reclassifications out of AOCI. The ASU also requires companies to report changes in AOCI balances. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. This ASU impacts presentation only and, as such, will not have a material impact on the Company’s financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350).” This ASU provides an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired and to determine whether it should perform a quantitative impairment test. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material effect on the Company’s financial statements and disclosures.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

2.	Significant Accounting Policies (continued):

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

3.	Acquisitions:

Consolidated Entities. During the year ended December 31, 2012, the Company acquired the following properties (in thousands):

		Date of	Purchase
Product/Description	Location	Acquisition	Price
Dogwood Forest of Alpharetta — One senior housing property	Georgia	4/30/2012	$15,300
Dogwood Forest of Fayetteville — One senior housing property	Georgia	4/30/2012	12,900
Dogwood Forest of Gainesville — One senior housing property	Georgia	4/30/2012	38,800
Dogwood Forest of Eagles Landing — One senior housing property	Georgia	4/30/2012	12,800
Provision Living at Godfrey — One senior housing property	Illinois	5/7/2012	11,000
Amber Ridge Memory Care — One senior housing property	Illinois	6/29/2012	6,900
Amber Ridge Assisted Living — One senior housing property	Illinois	6/29/2012	3,600
The Lodge Assisted Living and Memory Care Community — One senior housing property	Nevada	6/29/2012	15,500
Rapids Waterpark — One attractions property	Florida	6/29/2012	51,850
Culpepper Place of Fayettteville —One senior housing property	Arkansas	11/30/2012	14,000
Dogwood Forest of Cumming—One senior housing property	Georgia	12/14/2012	7,500

			$190,150

The ten senior housing properties are operated under management agreements with third-party management operators for a term of five to 10 years, with renewal options. The one attractions property is subject to a long-term triple-net lease for an initial term of 20 years with renewal options.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

3.	Acquisitions (continued):

The following summarizes the allocation of the purchase price for the above properties and the estimated fair values of the assets acquired (in thousands):

Total Purchase Price Allocation
Land and land improvements	$30,099
Buildings	119,492
Equipment	26,398
In-place lease intangibles (1)	8,036
Trade name intangibles	4,434
Other assets	1,691

Net assets acquired	$190,150

FOOTNOTE:

(1)	The weighted-average amortization period for intangible in-place leases acquired was two years as of the date of acquisition.

The revenue and net operating income (loss) attributable to these newly acquired properties included in the Company’s consolidated statements of operations for the year ended December 31, 2012 were approximately $19.2 million and $(1.5) million, respectively.

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties were acquired as of January 1, 2011 and owned during the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	Unaudited
	Year Ended December 31,
	2012	2011
Revenues	$497,260	$449,792
Expenses (1)	507,059	443,008
Other expense	(61,878)	(59,876)

Net loss	$(71,677)	$(53,092)

Loss per share of common stock (basic and diluted)	$(0.23)	$(0.18)

Weighted average number of shares of common stock outstanding (basic and diluted)	312,309	302,250

FOOTNOTE:

(1)	The pro formas for the year ended December 31, 2012, were adjusted to exclude approximately $1.6 million of acquisition related expenses incurred in 2012. The pro forma for the year ended December 31, 2011, were adjusted to include these charges.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

3.	Acquisitions (continued):

During the year ended December 31, 2011, the Company acquired the following properties (in thousands):

		Date of	Purchase
Product/Description	Location	Acquisition	Price
The Omni Mount Washington Resort—	New Hampshire	8/12/2011	$10,500
One golf facility, resort amenities and development land
Culpepper Place at Branson Meadows—	Missouri	8/31/2011	9,850
One senior housing property
Culpepper Place at Chesterfield Village—	Missouri	8/31/2011	12,200
One senior housing property
Culpepper Place of Nevada—	Missouri	8/31/2011	425
One senior housing property
Culpepper Place of Springdale—	Arkansas	8/31/2011	8,850
One senior housing property
Culpepper Place of Springfield—	Missouri	8/31/2011	7,725
One senior housing property
Culpepper Place of Jonesboro—	Arkansas	8/31/2011	7,950
One senior housing property
Town Center Village—	Oregon	8/31/2011	40,967
One senior housing property
Stevens Pass Mountain Resort—	Washington	11/17/2011	20,475
One ski and mountain lifestyle property
Grand Victorian of Pekin—	Illinois	12/29/2011	9,930
One senior housing property
Grand Victorian of Sterling—	Illinois	12/29/2011	9,700
One senior housing property
Grand Victorian of Washington—	Illinois	12/29/2011	11,120
One senior housing property

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

DECEMBER 31, 2012

3.	Acquisitions (continued):

The following summarizes the allocation of the purchase price for the above properties and the estimated fair values of the assets acquired (in thousands):

Total Purchase Price Allocation
Land and land improvements	$18,209
Leasehold interests and improvements	13,084
Buildings	104,351
Equipment	6,376
Intangibles – in-place leases (1)	7,672

Net assets acquired	$149,692

FOOTNOTE:

(1)	The weighted-average amortization period for intangible in-place leases acquired was 2.5 years.

The rental income and net operating income attributable to these newly acquired properties included in the Company’s consolidated statements of operations for the year ended December 31, 2011 were approximately $0.6 million and $2.4 million, respectively.

The following table presents unaudited pro forma results attributable to newly acquired properties as if:

•	the Company owned each of the 2011 acquired properties as of January 1, 2010,

•	the Company owned each of the 2010 acquired properties as of January 1, 2009, and

•	the Company wholly-owned and consolidated the Great Wolf property, as of January 1, 2009 (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Revenues	$448,152	$344,144	$285,353

Net loss	$(54,065)	$(79,018)	$(17,144)

Loss per share of common stock (basic and diluted)	$(0.18)	$(0.30)	$(0.07)

Weighted average number of shares of common stock outstanding (basic and diluted)	302,250	263,516	235,873

4.	Real Estate Investment Properties, net:

As of December 31, 2012 and 2011, real estate investment properties consisted of the following (in thousands):

	2012	2011
Land and land improvements	$1,052,350	$1,012,132
Leasehold interests and improvements	316,419	314,334
Buildings	847,940	718,470
Equipment	609,647	536,935
Less: accumulated depreciation and amortization	(649,999)	(522,583)

Total	$2,176,357	$2,059,288

For the years ended December 31, 2012, 2011 and 2010, the Company had depreciation and amortization expenses of approximately $129.0 million, $120.3 million and $122.6 million, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

4.	Real Estate Investment Properties, net (continued):

Real Estate Impairment. The Company tests the recoverability of its directly-owned real estate whenever events or changes in circumstances indicate that the carrying value of those assets may be impaired. The Company evaluates its carrying value of the properties for impairment based on the weighted analysis of the estimated undiscounted cash flows under the potential scenarios and the holding periods. As a result of the financial difficulties of a tenant in the Company’s golf sector and a decline in rental income for certain marina properties, the Company evaluated the carrying value of the properties for impairment and determined that the carrying value of some of the properties was not recoverable. As such, for the year ended December 31, 2011, the Company recorded an impairment provision of approximately $3.2 million on one golf facility. In addition, included in discontinued operations in 2011, the Company recorded an impairment provision of approximately $13.7 million on five golf facilities classified as assets held for sale. See Note 7. “Discontinued Operations” for additional information.

During 2010, the Company’s management determined that the property level performance of two waterpark hotel properties was not recovering as originally anticipated and that it was no longer in its best interest to fund debt service on the non-recourse loans encumbering the properties without a modification of the terms. Due to these circumstances, the Company evaluated the carrying values of the properties for impairment and determined that the carrying value of the assets were not recoverable. As such, for the year ended December 31, 2010, the Company recorded an impairment provision of approximately $24.8 million. In addition, included in discontinued operations in 2010, the Company recorded an impairment provision of approximately $2.0 million on one golf facility where the carrying value was deemed not fully recoverable.

The Company did not record any impairment provision for the year ended December 31, 2012.

Real Estate Sales. During the year ended December 31, 2012, the Company completed the sale of three golf facilities for approximately $1.5 million and recorded a gain of approximately $0.4 million on one golf facility. During the year ended December 31, 2011, the Company completed the sale of three attractions properties and one golf facility for approximately $21.0 million and recorded a gain of approximately $1.2 million on one attractions property. The gain from the sale of the properties has been recorded as a component of discontinued operations in the accompanying consolidated statements of operations for each respective period. In connection with the sale of two attractions properties, the Company received approximately $12.5 million in notes, which are collateralized by the properties. In connection with the sales of these properties, no gain or loss was recorded.

5.	Assets Held for Sale:

As of December 31, 2012 and 2011, the Company classified four properties as assets held for sale which consists for the following (in thousands):

	2012	2011
Land and land improvements	$2,874	$1,412
Leasehold interests and improvements	2,157	1,253
Equipment	712	198

Total	$5,743	$2,863

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

6.	Intangible Assets, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2012 and 2011 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	2012 Net Book Value
In-place leases	$29,921	$(9,742)	$20,179
Trade name	10,798	(1,535)	9,263
Trade name	6,015	—	6,015

Total	$46,734	$(11,277)	$35,457

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	2011 Net Book Value
In-place leases	$24,538	$(4,699)	$19,839
Trade name	10,798	(1,281)	9,517
Trade name	1,581	—	1,581

Total	$36,917	$(5,980)	$30,937

Amortization expense was approximately $6.3 million, $1.9 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company wrote off approximately $2.5 million, $0.2 million and $5.5 million of in-place lease intangibles related to lease terminations for the years ended December 31, 2012, 2011 and 2010, respectively, which are included as part of loss on lease terminations in the accompanying consolidated statements of operations.

The estimated future amortization expense for the Company’s finite-lived intangible assets, as of December 31, 2012 is as follows (in thousands):

2013	$7,347
2014	4,538
2015	1,244
2016	995
2017	992
Thereafter	14,326

Total	$29,442

7.	Operating Leases:

As of December 31, 2012, the Company leased 73 properties under long-term, triple-net leases to third-parties. The following is a schedule of future minimum lease payments to be received under the non-cancellable operating leases with third-parties at December 31, 2012 excluding properties that the Company classified as assets held for sale (in thousands):

2013	$121,196
2014	123,965
2015	126,810
2016	128,892
2017	130,010
Thereafter	1,359,716

Total	$1,990,589

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

7.	Operating Leases (continued):

Under a triple-net lease, the tenant is responsible for paying percentage rent and capital improvement reserve rent. Capital improvement reserves are generally based on a percentage of gross revenue of the property and are set aside by the Company for capital improvements including replacements, from time to time, of furniture, fixtures and equipment. Percentage rent is generally based on a percentage of gross revenue after it exceeds a certain threshold. Total percentage rent recorded was approximately $1.9 million, $1.3 million and $1.0 million the years ended December 31, 2012, 2011 and 2010, respectively. Capital improvement reserve revenues are generally based on a percentage of gross revenue at the property and totaled approximately $23.5 million, $22.7 million and $24.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, substantially all of the property expenses are required to be paid directly by the tenants, including real estate taxes which the tenants pay directly to the taxing authorities. The total annualized property taxes assessed on these properties, and paid directly by tenants, were approximately $12.7 million, $12.3 million and $17.7 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

8.	Discontinued Operations:

The Company classified the revenues and expenses related to all real estate properties sold and all real estate properties considered as assets held for sales which were not accounted for under the equity method of accounting as of December 31, 2012, as discontinued operations in the accompanying consolidated statements of operations. The following table is a summary of earnings (loss) from discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Revenues	$2,067	$4,654	$4,405
Expenses	(2,802)	(5,816)	(1,814)
Depreciation and amortization	(285)	(929)	(2,244)
Impairment provision	(670)	(13,671)	(2,042)

Operating loss	(1,690)	(15,762)	(1,695)
Total other income (expense)	290	742	(696)

Discontinued operations	$(1,400)	$(15,020)	$(2,391)

9.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs - The Company has five wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to potential future buy-out options held by the respective tenants. Three tenants’ buy-out options were exercisable as of December 31, 2012 and are exercisable through March 2026, the date of lease expiration. At December 31, 2012, the tenants have not elected to exercise the buy-out options. The remaining two buy-out options become exercisable in 2014. In addition, two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements. At December 31, 2012, the Company had no changes to its five wholly-owned subsidiaries that were determined to be VIEs.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

9.	Variable Interest and Unconsolidated Entities (continued):

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	December 31,
	2012	2011
Assets
Real estate investment properties, net	$207,516	$210,866
Other assets	$39,618	$31,319

Liabilities
Mortgages and other notes payable	$80,481	$82,376
Other liabilities	$15,806	$17,225

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $150.8 million and $142.6 million as of December 31, 2012 and 2011, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities - The Company also holds ownership in five ventures, the DMC Partnership, the Intrawest Venture, CNLSun I Venture, CNLSun II Venture and CNLSun III Venture. Of these, the Intrawest Venture was deemed a VIE in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partners, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is primarily limited to the carrying amount of its investment in the venture, which totaled approximately $23.5 million and $30.4 million as of December 31, 2012 and 2011, respectively.

In December 2012, in connection with an existing purchase option held by Sunrise Living Investments, Inc. (“Sunrise”) the Company’s venture partner on its three senior housing ventures, the Company entered into an agreement with Health Care REIT, Inc. (“HCN”), as result of a potential merger by HCN with Sunrise. Under the agreement, HCN and Sunrise will purchase the Company’s interests in the CNLSun I, CNLSun II and CNLSun III Ventures for an aggregate purchase price of approximately $198.5 million subject to adjustment based on the closing date and actual cash flow distribution (the “Joint Venture Dispositions”). The Joint Venture Dispositions was conditioned upon the merger of HCN with Sunrise, which was completed in January 2013. The Company expects the sale of these three ventures to close in mid-2013. For the years ended December 31, 2012 and 2011, the Company recorded aggregate equity in earnings (loss) of approximately $0.8 million and $(10.6) million, respectively, and received aggregate cash distributions of $26.1 million and $11.6 million, respectively, from CNLSun I, CNLSun II and CNLSun III Ventures. The Company did not own these three joint ventures during 2010.

In December 2012, the venture decided to sell seven destination retail properties held through the Intrawest Venture to third–party buyers. The properties are expected to be sold in 2013.

In August 2012, one of the DMC Partnership’s loans with an outstanding principal balance of approximately $13.0 million matured and the DMC Partnership refinanced the loan with a new third-party lender. The new loan bears interest at 30-day LIBOR plus 2.55% and matures on September 1, 2014.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

9.	Variable Interest and Unconsolidated Entities (continued):

The following tables present financial information for the Company’s unconsolidated entities for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 (in thousands):

Summarized operating data:

	Year Ended December 31, 2012
	DMC Partnership	Intrawest Venture		CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total
Revenue	$27,858	$—		$137,897	$37,301	$43,087	$246,143
Property operating expenses	(2,963)	—		(87,910)	(27,525)	(29,131)	(147,529)
Depreciation and amortization	(9,040)	—		(23,154)	(4,991)	(6,457)	(43,642)
Interest expense	(8,260)	—		(32,615)	(4,899)	(5,858)	(51,632)
Interest and other income-(expense)	28	—		372	(368)	28	60

Income (loss) from continuing operations	7,623	—		(5,410)	(482)	1,669	3,400
Discontinued Operations (5)	—	(5,568)		—	—	—	(5,568)

Net income (loss)	$7,623	$(5,568)		$(5,410)	$(482)	$1,669	$(2,168)

Loss allocable to other venture partners (1)	$(1,810)	$(1,564	)(6)	$(7,084)	$(407)	$(1,346)	$(12,210)

Income (loss) allocable to the Company (1)	9,433	(4,004)		1,674	(75)	3,015	10,043
Amortization of capitalized costs	(471)	(234)		(2,610)	(862)	(345)	(4,522)

Equity in earnings (loss) of unconsolidated entities	$8,962	$(4,238)		$(936)	$(937)	$2,670	$5,521

Distributions declared to the Company	$11,345	$3,096		$15,709	$5,094 (3)	$7,776 (3)	$43,020

Distributions received by the Company	$11,353	$2,725		$15,665	$5,189 (3)	$5,256 (3)	$40,188

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

9.	Variable Interest and Unconsolidated Entities (continued):

Summarized operating data:

	Year Ended December 31, 2011
	DMC Partnership	Intrawest Venture		CNLSun I Venture (2)	CNLSun II Venture (2)	CNLSun III Venture (2)	Total
Revenue	$27,481	$—		$127,479	$14,439	$9,297	$178,696
Property operating expenses	(738)	—		(86,554)	(10,276)	(7,938)	(105,506)
Depreciation and amortization	(8,935)	—		(23,419)	(2,255)	(1,570)	(36,179)
Interest expense	(8,499)	—		(31,728)	(2,121)	(1,367)	(43,715)
Interest and other income (expense)	29	—		(5,702)	(899)	(240)	(6,812)

Income (loss) from continuing operations	9,338	—		(19,924)	(1,112)	(1,818)	(13,516)
Discontinued Operations	—	(723)		—	—	—	(723)

Net income (loss)	$9,338	$(723)		$(19,924)	$(1,112)	$(1,818)	$(14,239)

Loss allocable to other venture partners (1)	$(1,954)	$(1,733	)(6)	$(14,021)	$(333)	$(837)	$(18,878)

Income (loss) allocable to the Company (1)	11,292	1,010		(5,903)	(779)	(981)	4,639
Amortization of capitalized costs	(487)	(234)		(2,501)	(323)	(72)	(3,617)

Equity in earnings (loss) of unconsolidated entities	$10,805	$776		$(8,404)	$(1,102)	$(1,053)	$1,022

Distributions declared to the Company	$11,292	$3,163		$15,127	$1,028	$785	$31,395

Distributions received by the Company	$11,422	$2,845		$11,218	$406	$—	$25,891

	Year Ended December 31, 2010
	DMC Partnership	Intrawest Venture		Total
Revenue	$27,476	$—		$27,476
Property operating expenses	(549)	—		(549)
Depreciation and amortization	(8,654)	—		(8,654)
Interest expense	(8,702)	—		(8,702)
Interest and other income	37	—		37

Income (loss) from continuing operations	9,608	—		9,608
Discontinued Operations	—	(1,096)		(1,096)

Net income (loss)	$9,608	$(1,096)		$8,512

Loss allocable to other venture partners (1)	$(1,655)	$(1,533	)(6)	$(3,188)

Income allocable to the Company (1)	11,263	437		11,700
Amortization of capitalized costs	(488)	(234)		(722)

Equity in earnings of unconsolidated entities	$10,775	$203		$10,978

Distributions declared to the Company	$11,263	$1,579		$12,842

Distributions received by the Company	$11,112	$1,579		$12,691

FOOTNOTES:

(1)	Income is allocated between the Company and its partners using the HLBV method of accounting.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

9.	Variable Interest and Unconsolidated Entities (continued):

(2)	Represents operating data from the date of acquisition through the end of period presented.
(3)	Includes approximately $3.7 million and $3.3 million in distributions representing the Company’s respective preferred return on CNLSun II and CNLSun III ventures, respectively, in accordance with the venture agreements and approximately $1.5 million and $1.9 million in return of capital on CNLSun II and CNLSun III ventures, respectively, for the year ended December 31, 2012.
(4)	During the year ended December 31, 2012, the DMC Partnership incurred approximately $2.3 million in acquisition costs relating to a potential acquisition that was ultimately not pursued.
(5)	In connection with the proposed sale, the venture performed an impairment analysis and determined that the carrying value of one of the Intrawest Venture properties was higher than the expected net sales proceeds. As such the Company recorded an impairment provision of approximately $4.5 million which is included as part of discontinued operations for the year ended December 31, 2012.
(6)	This amount represents the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for purposes of the HLBV calculation.

Summarized balance sheet data

	As of December 31, 2012
	DMC	Intrawest	CNLSun I	CNLSun II	CNLSun III
	Partnership	Venture	Venture	Venture	Venture	Total
Real estate assets, net	$236,200	$—	$593,745	$122,171	$162,668	$1,114,784
Asset held for sale	—	84,278	—	—	—	84,278
Other assets	12,410	14,174	30,807	5,644	10,528	73,563
Mortgages and other notes payable	135,428	73,702	434,940	104,549	120,000	868,619
Other liabilities	5,089	15,459	20,173	6,096	10,668	57,485
Partners’ capital	108,093	9,291	169,439	17,170	42,528	346,521
Carrying amount of investment (1)	107,641	23,506	108,334	13,660	34,198	287,339
Company’s ownership percentage (1)	82.0%	80.0%	60.0%	70.0%	67.9%

	As of December 31, 2011
	DMC	Intrawest	CNLSun I	CNLSun II	CNLSun III
	Partnership	Venture	Venture	Venture	Venture	Total
Real estate assets, net	$241,606	$90,748	$614,548	$126,488	$164,642	$1,238,032
Other assets	13,277	13,705	31,374	7,642	10,592	76,590
Mortgages and other notes payable	138,533	74,823	434,940	104,549	120,000	872,845
Other liabilities	4,633	12,746	21,258	4,586	5,693	48,916
Partners’ capital	111,717	16,884	189,724	24,995	49,541	392,861
Carrying amount of investment (1)	108,101	30,415	123,072	19,785	36,785	318,158
Company’s ownership percentage (1)	82.0%	80.0%	60.0%	70.0%	67.9%

FOOTNOTE:

(1)	As of December 31, 2012 and 2011, the Company’s share of partners’ capital determined under HLBV was approximately $265.3 million and $294.5 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $22.0 million and $23.6 million, respectively.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

9.	Variable Interest and Unconsolidated Entities (continued):

The Company’s maximum exposure to loss is primarily limited to the carrying amount of its investment in each of the unconsolidated entities. The unconsolidated entities have debt obligations totaling approximately $868.6 million and $872.8 million as of December 31, 2012 and 2011, respectively. If the Company engages in certain prohibited activities, there are circumstances which could trigger an obligation on the part of the Company with respect to a portion of this debt.

10.	Mortgages and Other Notes Receivable, net:

As of December 31, 2012 and 2011, mortgages and other notes receivable consisted of the following (in thousands):

Borrower (Description of Collateral Property)	Date of Loan Agreement(s)	Maturity Date	Interest Rate	Accrued Interest	Loan Principal Balance as of December 31,
					2012	2011
Big Sky Resort (one ski resort) (3)	9/23/2008	9/1/2014	12.0%	$680	$68,000	$68,000
CMR Properties, LLC and CM Resort, LLC (one ski property) (2)	6/15/2010	9/30/2022	9.0% - 11.0%	765	16,537	15,670
Boyne USA, Inc. (four ski resorts) (3)	8/10/2009	9/1/2014	6.3% - 15.0%	3,392	18,081	18,173
Evergreen Alliance Golf Limited, L.P. (1)	11/12/2010	12/31/2016	LIBOR + 4.0%	190	5,911	5,902
PARC Myrtle Waves, LLC (one attractions property)	2/10/2011	2/10/2021	7.5%	225	9,000	9,000
Grand Prix Tampa, LLC (one attractions property)	7/31/2011	7/31/2016	8.5%	49	3,490	3,530

Total				$5,301	$121,019	$120,275

Accrued interest					$5,301	$3,364
Acquisition fees, net					109	753
Loan origination fees, net					—	(40)
Loan loss provision (1)					(1,699)	—

Total carrying amount					$124,730	$124,352

FOOTNOTES:

(1)	In April 2012, the Company restructured a $6 million outstanding working capital line of credit receivable with a borrower that was having financial difficulties into a $6 million term loan. As part of the restructure, the Company reduced the interest rate from a fixed rate of 11% per annum to a rate of LIBOR plus 4% per annum and extended the maturity date from November 2013 to December 2016, with no payments of principal or interest required until January 2014. The borrower has an option to extend the maturity date to December 2021, subject to certain terms and conditions. The Company recorded a loan loss provision under this troubled debt restructure of approximately $1.7 million representing the difference between the expected future cash flows discounted at the original loan’s effective interest rate and the net carrying value of the loan. Additionally, as part of the restructure, any percentage rent received for certain of the golf facilities will be used to reduce the term loan until it is paid in full. As of December 31, 2012, percentage rent of approximately $0.1 million was recorded as a reduction to the term loan.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

10.	Mortgages and Other Notes Receivable, net (continued):

(2)	In July 2012, the Company committed to advance an additional $0.8 million to one of its existing borrowers for property-related improvements. The $0.8 million loan has a fixed annual interest rate of 10.0% with monthly payments of interest only and matures on September 30, 2022. Concurrently, the Company extended the maturity of the existing borrower’s two other loans to be co-terminus with the $0.8 million loan from September 30, 2017 to September 30, 2022. As of December 31, 2012, the Company has funded approximately $0.7 million.
(3)	In August 2012, the Company granted a two year extension on two of its existing loans, where the borrowers are affiliated, that matured in September 2012 with a new maturity date of September 1, 2014. All other terms of the loan remained substantially the same with the exception of no prepayment fees with 90 days notice.

The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $121.0 million and $120.3 million as of December 31, 2012 and 2011, respectively, based on discounted cash flows for each individual instrument based on market interest rates as of December 31, 2012 and 2011, respectively. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy. The fair value of accounts and other receivables approximates the carrying value as of December 31, 2012 and 2011 because of the relatively short maturities of the obligations.

As of December 31, 2012 and 2011, the Company had two outstanding loans to unrelated VIEs totaling approximately $16.5 million and $15.7 million, respectively, which represents the Company’s maximum exposure to loss related to these investments. The Company determined it is not the primary beneficiary of the VIEs because it does not have the ability to direct the activities that most significantly impact the economic performance of the entities.

The following is a schedule of future principal maturities for all mortgages and other notes receivable (in thousands):

2013	$52
2014	86,133
2015	57
2016	11,133
2017	110
Thereafter	23,534

Total	$121,019

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

11.	Indebtedness:

Mortgages and Other Notes Payable - As of December 31, 2012 and 2011, the Company had the following indebtedness (in thousands):

				Principal Balance as of December 31,
	Collateral & Approximate Carrying Value of Collateral at December 31, 2012	Interest Rate	Maturity Date	2012	2011
Variable rate debt:
Mortgage debt	1 multi-family residential property, $93.5 million	30 day LIBOR + 1.3% (1)	1/2/2016	$62,856	$64,664

Mortgage debt	1 hotel property, $78.7 million	30 day LIBOR + 3.0% (1)	8/28/2016	25,000	25,000

Mortgage debt	1 ski and mountain lifestyle property, $22.3 million	30 day LIBOR + 3.3% (1)	9/1/2019	9,070	9,376

Mortgage debt	1 ski and mountain lifestyle property, $36.9 million	CDOR + 3.8% (1)	11/30/2014	18,434	18,585

Mortgage debt	1 ski and mountain lifestyle property, $34.7 million	30 day LIBOR + 4.5% (1)	12/31/2015	16,350	17,250

Mortgage debt	1 attractions property, $50.6 million	30 day LIBOR + 3.0% (1)	11/30/2015	21,000	—

		Total variable rate debt		$152,710	$134,875

Fixed rate debt:
Mortgage debt	1 golf property, $7.6 million	7.3%	3/1/2016	5,418	5,543

Mortgage debt	19 golf properties and 1 sky lift attraction property, $214.4 million	6.1%	2/5/2017	88,146	91,114

Mortgage debt	7 senior housing properties, $96.7 million	4.35% - 4.5%	10/15/2018	60,631	52,808

Mortgage debt	1 attractions lifestyle property, $31.2 million	6.8%	9/28/2016	19,639	19,950

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

11.	Indebtedness (continued):

				Principal Balance as of December 31,
	Collateral & Approximate Carrying Value of Collateral at December 31, 2012	Interest Rate	Maturity Date	2012	2011
Fixed rate debt (continued):
Mortgage debt	5 ski and mountain lifestyle properties, $197.0 million	6.1%	4/5/2017	92,003	95,922

Mortgage debt	2 hotel properties, $58.2 million(4)	6.1%	3/1/2016	50,635	53,168

Mortgage debt	3 marina properties, $37.9 million	6.3% - 6.5%	9/1/2016 – 12/1/2016	12,560	13,107

Mortgage debt	3 Senior Housing properties, $28.3 million	4.4% (2)	10/5/2018	17,205	—

Mortgage debt	1 Ski and mountain resort lifestyle property, $19.9 million	6.0% (2)	4/5/2017	13,036	—

Mortgage debt	1 attraction property, $112.3 million	6.0%	4/30/2018	44,552	—

Mortgage debt	4 Senior Housing properties, $75.9 million	3.79%	7/1/2019	46,499	—

Seller financing	3 ski and mountain lifestyle properties, $110.3 million	8.0% - 9.5%	12/31/2014	34,600	52,000

Mortgage debt	1 attractions property, $25.2 million	6.1% - 6.4%	11/1/2023 – 4/1/2025	11,602	12,661

Senior notes	$1,088.5 million(3)	7.3%	4/15/2019	396,550	396,550

			Total fixed rate debt	$893,076	$792,823

			Total debt	$1,045,786	$927,698

			Discount	(2,684)	(3,061)

			Total	$1,043,102	$924,637

FOOTNOTES:

(1)	The 30-day LIBOR rate was approximately 0.2% and 0.3% as of December 31, 2012 and 2011, respectively. The 30-day CDOR rate was approximately 1.2% as of December 31, 2012 and 2011.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

11.	Indebtedness (continued):

The Company has entered into interest rate swaps for these variable rate debts. See Note 12. “Derivative instruments and Hedging Activities” for additional information.

(2)	These loans are cross-collateralized with the collateral of two of the Company’s existing loans, which resulted in an extension of maturity to year 2017.
(3)	In April 2011, the Company issued $400.0 million senior notes which are guaranteed by certain of its lifestyle properties. See “Item 2 – Properties” for additional information.
(4)	In October 2011, the Company completed a troubled debt restructure of its non-recourse mortgage loan encumbering two waterpark hotel properties with an original outstanding principal balance of approximately $61.9 million. Under the terms of the restructure the Company agreed to make an investment of approximately $10.5 million (“Additional GW Investment”) of which approximately $5.7 million was used to pay down the original principal and approximately $4.8 million is reserve for capital improvements. Under a troubled debt restructure, the debt is recorded at an amount equal to the total cash payments, including both principal and interest, under the new terms. The $53.2 million in the table above as of December 31, 2011 represents the total cash payments under the new debt. In connection with the restructuring, the Company recorded loss on extinguishment of debt of approximately $1.0 million primarily related to legal costs incurred in connection with the troubled debt restructure, which has been included in the accompanying consolidated statements of operations.

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

Senior Notes - On April 5, 2011, the Company issued $400.0 million in senior notes (the “Senior Notes”), which were sold at an offering price of 99.249% of par value, resulting in net proceeds to the Company of approximately $388.0 million, net of transaction costs. Approximately $210.1 million in proceeds from the Senior Notes was used to refinance existing indebtedness including the pay-down of the Company’s line of credit. The remaining proceeds has been, and will be used, for acquisitions of additional properties and general corporate purposes. The Senior Notes mature on April 15, 2019, and bear interest at a rate of 7.25% per annum, payable semi-annually in cash in arrears on April 15 and October 15 of each year beginning on October 15, 2011. The senior notes were sold at a discount with an effective rate of 7.389%.

The terms of the indenture governing the Senior Notes, among other things, place certain limitations on the Company’s and certain of its subsidiaries, ability to (i) transfer and sell assets; (ii) pay dividends or make certain distributions, buy subordinated indebtedness or securities or make certain other restricted payments; (iii) incur or guarantee additional indebtedness or issue preferred stock; (iv) incur dividend or other payment restrictions affecting restricted subsidiaries; (v) merge, consolidate or sell all or substantially all of the Company’s assets; (vi) enter into certain transactions with affiliates; or (vii) engage in business other than a business that is the same or similar to the Company’s current business or a reasonably related extension thereof. These covenants are subject to a number of limitations and exceptions that are described in the indenture. Additionally, the indenture require the Company to maintain, at all times, total unencumbered assets of not less than 150% of the aggregate principal amount of our consolidated unsecured indebtedness. As of December 31, 2012, the Company was in compliance with the Senior Notes covenants.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

11.	Indebtedness (continued):

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

Line of Credit - In August 2012, the Company refinanced its revolving line of credit with a new revolving credit facility with total borrowing capacity of $125.0 million, of which $95.0 million was drawn as of December 31, 2012. The new revolving credit facility bears interest (a) between LIBOR plus 3.0% and LIBOR plus 3.75% or (b) between a base rate (the greater of the prime rate and the federal funds rate) plus 2.0% and a base rate plus 2.75%; both LIBOR and base rate pricing are contingent upon certain leverage ratios. The new revolving credit facility matures in August 2015 and is collateralized by certain of the Company’s lifestyle properties. The facility contains customary affirmative financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total asset ratio. As of December 31, 2012, the Company was in compliance with the aforementioned financial covenants and ratios.

The following is a schedule of future principal payments and maturities for all indebtedness (in thousands):

2013	$19,621
2014	72,816
2015	150,944
2016	170,018
2017	165,189
Thereafter	562,198

Total	$1,140,786

As of December 31, 2012, four of the Company’s loans require it to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total asset ratio, with which the Company was in compliance. The Company’s other long-term borrowings are not subject to any significant financial covenants.

The estimated fair values of mortgages and other notes payable and the line of credit are based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair values of the senior notes are determined based on prices traded for similar or identical instruments in active or inactive markets and is categorized as level 2 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of December 31, 2012 and 2011 because of the relatively short maturities of the obligations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

11.	Indebtedness (continued):

The following table summarizes the carrying value and the estimated fair value of the Company’s indebtedness (in thousands).

	As of December 31,
	2012		2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Mortgages and other notes payable (level 3)	$649,002	$647,869	$530,855	$450,091
Line of credit (level 3)	95,000	95,000	—	—
Senior notes (level 2)	394,100	385,645	393,782	396,996

Total	1,138,102	1,128,514	924,637	847,087

12.	Derivative Instruments and Hedging Activities:

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

The Company has five interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2012 and 2011, which are included in other liabilities in the accompanying consolidated balance sheets (in thousands):

							Fair Value Liability December 31,
Notional Amount		Strike (1)		Credit Spread (1)	Trade Date	Maturity Date	2012	2011
$62,856		1.9%		1.3%	12/6/10	1/2/16	$(2,423)	$(2,129)
$9,070		3.6%		3.3%	9/28/09	9/1/19	$(1,238)	$(1,136)
$18,434	(2)	2.7	% (2)	3.8%	12/1/09	12/1/14	$(460)	$(796)
$16,350		2.2%		4.5%	1/13/11	12/31/15	$(761)	$(762)
$25,000		1.3%		3.0%	8/30/11	8/28/16	$(716)	$(361)

FOOTNOTES:

(1)	The strike rate does not include the credit spread on each of the notional amounts.
(2)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.4%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 1.00 and 0.98 Canadian dollars for $1.00 U.S. dollar on December 31, 2012 and 2011, respectively.

As of December 31, 2012, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

13.	Fair Value Measurements:

The Company is making an accounting policy election to use the exception in ASU 820-10-35-18D with respect to measuring fair value of a group of financial assets and financial liabilities entered into with a particular counterparty, where the Company reports the net exposure to the credit risk of that counterparty.

The Company has four investment properties that were classified as assets held for sale and carried at fair value as of December 31, 2012. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, management’s estimated cash flows over various holding periods, discounted using a range of estimated capitalization rates and estimated net sales prices from third party offers.

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

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of December 31, 2012 and 2011, as follows (in thousands):

	Fair Value Measurement as of December 31, 2012	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$5,743	$—	$—	$5,743
Liabilities:
Derivative instruments	$5,598	$—	$5,598	$—

	Fair Value Measurement as of December 31, 2011	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$2,863	$—	$—	$2,863
Liabilities:
Derivative instruments	$5,184	$—	$5,184	$—

The following information details the changes in the fair value measurements using significant unobservable inputs on a non-recurring basis (Level 3) for the year ended December 31, 2012 (in thousands):

Balance at January 1, 2012	$2,863
Additional properties classified as assets held for sale	4,745
Adjustment to impairment provision	(670)
Fair value of properties sold	(1,195)

Balance as of December 31, 2012	$5,743

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

14.	Income Taxes:

As of December 31, 2012 and 2011, the Company recorded net current and long-term deferred tax assets related to depreciation differences, deferred income, and net operating losses at its TRS subsidiaries and properties under foreclosure elections as a result of certain tenant defaults and lease terminations. Because there are no historical earnings and no certainty that such deferred tax assets will be available to offset future tax liabilities, the Company has established a full valuation allowance as of December 31, 2012 and 2011. The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2012 and 2011 are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Net operating losses	$94,096	$81,848
Book/tax differences in deferred income	2,101	1,539
Book/tax differences in acquired assets	(47,739)	(42,557)

Total deferred tax asset	48,458	40,830
Valuation allowance	48,458	40,830

	$—	$—

The Company’s TRS subsidiaries had net operating loss carry-forwards for federal and state purposes of approximately $231.2 million and $198.6 million as of December 31, 2012 and 2011, respectively, to offset future taxable income. The estimated net operating loss carry-forwards will expire as follows:

Expiration Year	Net Operating Loss
2025	$1,600
2026	$5,600
2027	$26,700
2028	$44,900
2029	$48,000
2030	$39,700
2031	$32,100
2032	$32,600

The tax years 2010-2012 remain subject to examination by taxing authorities. The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. In addition, the Company has determined that no significant differences exist between the total income tax expense or benefit and the amount computed by applying the statutory federal income rate to its TRS income before taxes without record to the impact of the valuation allowance.

15.	Related Party Arrangements:

In 2011, the Company entered into an advisory agreement with CNL Lifestyle Advisor Corporation (the “Advisor”). The terms of this agreement are similar to the terms of the advisory agreement the Company had with its former advisor, CNL Lifestyle Company, LLC. The individuals who served as officers of the former advisor and directors of its managing member served in those capacities with the Advisor at the inception of the new agreement. Certain directors and officers of the Company hold similar positions with the Advisor and CNL Securities Corp., the managing dealer of the Company’s common stock offerings (the “Managing Dealer”).

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

15.	Related Party Arrangements (continued):

For the years ended December 31, 2012, 2011 and 2010, the Advisor and former advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Acquisition fees: (1)
Acquisition fees from offering proceeds	$1,785	$7,244	$10,990
Acquisition fees from debt proceeds	5,235	22,009	1,535

Total	7,020	29,253	12,525

Asset management fees: (2)	35,725	31,802	26,808

Reimbursable expenses: (3)
Offering costs	—	1,251	3,706
Acquisition costs	409	378	226
Operating expenses	8,002	11,419	9,254

Total	8,411	13,048	13,186

Total fees earned and reimbursable expenses	$51,156	$74,103	$52,519

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property. The fees are generally equal to 3.0% of gross offering proceeds from the sale of the Company’s common stock including proceeds from shares sold under its Reinvestment Plan, and 3.0% of loan proceeds in connection with the incurrence of indebtedness, including the Company’s pro-rata share of joint venture indebtedness.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

15.	Related Party Arrangements (continued):

(2)	Asset management fees are equal to 0.08334% per month of the Company’s real estate asset value, which is generally the amount actually paid or allocated to the purchase, development, construction or improvement of a property, and the outstanding principal amount of any mortgage note receivable as of the end of the preceding month.
(3)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense years ended December 31, 2012, 2011 and 2010, operating expenses did not exceed the Expense Cap.

The Managing Dealer received fees and compensation in connection with the Company’s third and final public offering of common stock, which was completed on April 9, 2011. For the years ended December 31, 2012, 2011 and 2010, the Company incurred the following fees to related parties in connection with shares sold in that offering (in thousands):

	Year Ended December 31,
	2012	2011	2010
Selling commissions	$—	$12,855	$23,141
Marketing support fee and due diligence expense reimbursements	—	5,520	9,931

Total	$—	$18,375	$33,072

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	As of December 31,
	2012	2011
Due to the Advisor and its affiliates:
Offering expenses	$—	$24
Asset management fees	14	—
Operating expenses	509	619
Acquisition fees and expenses	463	477

Total	$986	$1,120

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $5.5 million and $4.4 million as of December 31, 2012 and December 31, 2011, respectively.

16.	Stockholders’ Equity:

Distribution Reinvestment Plan —In 2011 the Company completed its final offering and filed a registration statement on Form S-3 under the Security Exchange Act of 1933, as amended, to register the sale of up to an additional $250 million (26.3 million shares of common stock at $9.50 per share) under its Distribution Reinvestment Plan (“DRP”). In accordance with the DRP, in the event that the Company’s Board of Directors determines a new estimated fair value of its common stock, shares of the Company’s common stock would thereafter be sold pursuant to the DRP at a price determined by the Board of Directors, which price shall not be less than 95% of the estimated fair value of a share of the Company’s common stock. On August 1, 2012, in order to comply with requirements that became applicable once the Company completed its offerings, the Company’s Board of Directors determined its estimated net asset value (“NAV”) per share was $7.31. Accordingly, effective August 9, 2012, under the DRP, beginning with reinvestments made after August 9, 2012, and until the Company announces a new price, the DRP shares will be offered at $6.95 per share, which represents a 5% discount to the new estimated fair value of $7.31 per share. For the year ended December 31, 2012, the Company received aggregate proceeds of approximately $69.0 million (representing 8.3 million shares) through its DRP.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

16.	Stockholders’ Equity (continued):

Distributions- In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90.0% of its REIT taxable income. The Company intends to make regular distributions, and the Board of Directors currently intends to declare and pay distributions on a quarterly basis. For the years ended December 31, 2012, 2011 and 2010, the Company declared and paid distributions of approximately $163.7 million ($0.5252 per share), $188.4 million ($0.6252 per share) and $163.9 million ($0.6252 per share), respectively.

For the years ended December 31, 2012, 2011 and 2010, approximately 0.0%, 0.0% and 0.3%, respectively, of the distributions paid to the stockholders were considered taxable income and approximately 100.0%, 100.0% and 99.7%, respectively, were considered a return of capital for federal income tax purposes, respectively. No amounts distributed to stockholders for the years ended December 31, 2012, 2011 and 2010 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

Redemption of Shares —The Company redeems shares pursuant to its redemption plan, which is designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to the Company prior to any listing of its shares. There is currently a sizable backlog and a waiting list for redemption requests and stockholders will likely wait a long period of time to have their shares redeemed, if ever.

Beginning in the second fiscal quarter of 2010, the Company’s Board of Directors determined that redemptions under its DRP would be limited to $7.5 million per calendar quarter. Effective for the first quarter of 2012, the Company’s Board of Directors approved redemptions of up to $1.75 million per calendar quarter. For shareholders redeemed prior to August 1, 2012, the redemption price per share was a percentage of the offering price; and the applicable percentage was based on the number of years the stockholder held the shares as of the date of the redemption request (the “Redemption Percentage”).

On August 9, 2012, the Company’s Board determined that the estimated NAV per share was $7.31. The Company executed the Third Amended and Restated Redemption Plan (the “Redemption Plan”) to revise the redemption price so that for those shares redeemed after August 1, 2012, the redemption price per share would be based on the applicable Redemption Percentage of the Company’s estimated value per share on the date the redemption was effected. Pursuant to the DRP, shareholders may not request redemption of less than 25% of their shares.

In addition, on August 9, 2012, the Board of Directors approved an increase of the redemption amount to the lesser of (i) $3.0 million per calendar quarter or (ii) the amount of aggregate proceeds available under the Company’s DRP, effective as of the third quarter of 2012.

The following details the Company’s redemptions for the years ended December 31, 2012 and 2011 (in thousands except per share data).

	First	Second	Third	Fourth	Full Year
2012 Quarters
Requests in queue	6,419	7,763	8,512	8,856	6,419
Redemptions requested	1,574	1,010	1,064	1,535	5,183
Shares redeemed:
Prior period requests	(4)	(177)	(245)	(98)	(524)
Current period request	(172)	—	(158)	(319)	(649)
Adjustments (1)	(54)	(84)	(317)	(248)	(703)

Pending redemption requests (2)	7,763	8,512	8,856	9,726	9,726

Average price paid per share	$9.92	$9.92	$7.31	$7.30	$8.06

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

16.	Stockholders’ Equity (continued):

	First	Second	Third	Fourth	Full Year
2011 Quarters
Requests in queue	3,595	4,036	5,328	6,016	3,595
Redemptions requested	1,227	2,133	1,475	1,170	6,005
Shares redeemed:
Prior period requests	(631)	(500)	(503)	(609)	(2,243)
Current period request	(135)	(256)	(265)	(158)	(814)
Adjustments (1)	(20)	(85)	(19)	0	(124)

Pending redemption requests (2)	4,036	5,328	6,016	6,419	6,419

Average price paid per share	$9.79	$9.83	$9.83	$9.80	$9.81

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

17.	Concentrations of Risk:

As of December 31, 2012 and 2011 and for the three years ended through December 31, 2012, the Company had the following tenants that individually accounted for 10.0% or more of its aggregate total revenues or assets.

Tenant	Number and Type of Leased Properties	Percentage of Total Revenues			Percentage of Total Assets
		2012	2011	2010	2012	2011
PARC Management, LLC (“PARC”)	n/a (1)	n/a (1)	n/a (1)	11.0%	n/a (1)	n/a (1)
Boyne USA, Inc. (“Boyne”)	7 ski and mountain lifestyle properties	8.6%	9.6%	12.6%	7.6%	7.9%
Evergreen Alliance Golf Limited, L.P.	32 golf facilities (2)	4.9%	8.3%	12.1%	10.1%	12.3%

FOOTNOTES:

(1)	In 2011, the Company transitioned all of its properties previously leased to PARC to new third-party managers and PARC is no longer a tenant of the Company.
(2)	On November 9, 2011, the Company’s Board of Directors approved the sale of five golf properties and the transition of seven other properties to new third-party managers to be operated for a period of time. As of December 31, 2012, the Company completed the sale of four properties with the remaining one property to be sold in 2013 and transitioned all seven properties. The percentages above include the one property classified as assets held for sale.

Additionally, the Company made loans to PARC, Boyne and EAGLE that together generated interest income totaling approximately $11.3 million or 2.3%, $11.6 million or 2.8% and $11.4 million or 3.8% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

Failure of any of these tenants to pay contractual lease or interest payments could significantly impact the Company’s results of operations and cash flows from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

17.	Concentrations of Risk (continued):

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

The Company has commitments under ground leases and land permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of the triple-net leases with those tenants. These fees and expenses were approximately $14.5 million, $14.6 million and $12.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, and have been reflected as ground lease, concession hold and permit fees with a corresponding increase in rental income from operating leases in the accompanying consolidated statements of operations.

The following is a schedule of future obligations under ground leases and land permits (in thousands):

2013	$14,039
2014	14,039
2015	14,039
2016	13,890
2017	13,867
Thereafter	219,534

Total	$289,408

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

19.	Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2012 and 2011 (in thousands except per share data):

	First	Second	Third	Fourth (2)	Full Year
2012 Quarters
Total revenues	$89,384	$120,267	$175,390	$96,238	$481,279
Operating income (loss)	(9,098)	(5,858)	39,782	(37,621)	(12,795)
Equity in earnings of unconsolidated entities	1,231	2,277	2,266	(253)	5,521
Income (loss) from continuing operations	(24,101)	(20,268)	23,899	(54,203)	(74,673)
Discontinued operations (1)	(642)	326	(286)	(798)	(1,400)
Net income (loss)	(24,743)	(19,942)	23,613	(55,001)	(76,073)
Weighted average number of shares outstanding (basic and diluted)	309,235	311,860	313,250	314,858	312,309
Earnings (loss) per share of common stock (basic and diluted)	$(0.08)	$(0.06)	$0.08	$(0.17)	$(0.24)

	First	Second	Third	Fourth	Full Year
2011 Quarters
Total revenues	$81,671	$105,030	$153,913	$77,522	$418,136
Operating income (loss)	(5,433)	(736)	28,201	(16,746)	5,286
Equity in earnings of unconsolidated entities	(3,866)	2,161	926	1,801	1,022
Income (loss) from continuing operations	(20,673)	(15,640)	12,394	(30,671)	(54,590)
Discontinued operations (2)	43	(93)	(13,633)	(1,337)	(15,020)
Net income (loss)	(20,630)	(15,733)	(1,239)	(32,008)	(69,610)
Weighted average number of shares outstanding (basic and diluted)	290,079	304,595	306,344	307,776	302,250
Earnings (loss) per share of common stock (basic and diluted)	$(0.07)	$(0.05)	$(0.00)	$(0.10)	$(0.23)

FOOTNOTES:

(1)	The Company classified certain properties as assets held for sale and reclassified the results related to those properties to discontinued operations for all periods presented.
(2)	Includes impact from out of period adjustments as described above. See “Footnote 2 – Significant Accounting Policies” for additional information.

20.	Supplemental Consolidating Financial Statements:

The Company had issued senior obligations which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional.

In June 2012, the Company revised the classification of intercompany financing with its consolidated subsidiaries on its consolidated statements of cash flows to present them correctly as cash flows from investing activities. These amounts were previously classified as cash flows from financing activities. The Company has determined that these revisions are not material to the related financial statements. The impact of these revisions (which eliminate in consolidation) are to increase (decrease) cash inflows from investing activities and increase (decrease) cash inflows from financing activities for the Issuer as follows (in thousands):

For the years ended:
December 31, 2011	$(384,226)
December 31, 2010	$(114,389)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

20.	Supplemental Consolidating Financial Statements (continued):

In 2011 the Company issued Senior Notes which are guaranteed by certain of the Company’s 100% wholly owned consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional. The following tables summarizes the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the consolidated statements of operations, statements of other comprehensive income (loss) and statements of cash flows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

CONSOLIDATING BALANCE SHEET

As of December 31, 2012

		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Real estate investment properties, net	$—	$1,066,297	$1,110,060	$—	$2,176,357
Investments in unconsolidated entities	—	287,339	—	—	287,339
Investments in subsidiaries	2,061,102	1,208,475	2,684,880	(5,954,457)	—
Cash	39,219	14,125	19,880	—	73,224
Mortgages and other notes receivable, net	—	38,987	121,190	(35,447)	124,730
Deferred rent and lease incentives	—	86,752	22,755	—	109,507
Other assets	13,967	16,057	33,631	—	63,655
Restricted cash	46	20,009	20,261	—	40,316
Intangibles, net	—	16,481	18,976	—	35,457
Accounts and other receivables, net	—	11,939	9,761	—	21,700
Assets held for sale	—	5,743	—	—	5,743

Total Assets	$2,114,334	$2,772,204	$4,041,394	$(5,989,904)	$2,938,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$255,942	$426,127	$(33,067)	$649,002
Senior notes, net of discount	394,100	—	—	—	394,100
Line of credit	—	95,000	—	—	95,000
Other liabilities	—	23,533	23,912	—	47,445
Accounts payable and accrued expenses	7,857	12,306	22,281	(2,380)	40,064
Due to affiliates	946	3	37	—	986

Total Liabilities	402,903	386,784	472,357	(35,447)	1,226,597

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,164	—	—	—	3,164
Capital in excess of par value	2,803,346	5,389,388	7,846,451	(13,235,839)	2,803,346
Accumulated earnings (deficit)	(154,211)	313,032	338,888	(647,155)	(149,446)
Accumulated distributions	(940,868)	(3,317,000)	(4,608,641)	7,928,537	(937,972)
Accumulated other comprehensive loss	—		(7,661)	—	(7,661)

	1,711,431	2,385,420	3,569,037	(5,954,457)	1,711,431

Total Liabilities and Stockholders’ Equity	$2,114,334	$2,772,204	$4,041,394	$(5,989,904)	$2,938,028

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

20.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING BALANCE SHEET

As of December 31, 2011

	As of December 31, 2011
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Real estate investment properties, net	$—	$1,103,655	$955,633	$—	$2,059,288
Investments in unconsolidated entities	—	318,158	—	—	318,158
Investments in subsidiaries	2,140,835	901,750	1,148,688	(4,191,273)	—
Cash	134,608	11,268	16,963	—	162,839
Mortgages and other notes receivable, net	—	88,567	118,474	(82,689)	124,352
Deferred rent and lease incentives	—	70,744	24,237	—	94,981
Other assets	16,899	12,396	13,678	—	42,973
Restricted cash	91	20,295	17,491	—	37,877
Intangibles, net	—	18,881	12,056	—	30,937
Accounts and other receivables, net	1	12,438	7,242	—	19,681
Assets held for sale	—	2,863	—	—	2,863

Total Assets	$2,292,434	$2,561,015	$2,314,462	$(4,273,962)	$2,893,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$—	$219,647	$374,072	$(62,864)	$530,855
Senior notes, net of discount	393,782	—	—	—	393,782
Other liabilities	—	24,961	21,093	—	46,054
Accounts payable and accrued expenses	7,562	6,200	38,221	(19,825)	32,158
Due to affiliates	1,110	2	8	—	1,120

Total Liabilities	402,454	250,810	433,394	(82,689)	1,003,969

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,092	—	—	—	3,092
Capital in excess of par value	2,743,972	4,421,126	4,509,517	(8,930,643)	2,743,972
Accumulated earnings (deficit)	(78,138)	292,638	311,231	(599,104)	(73,373)
Accumulated distributions	(778,946)	(2,403,559)	(2,930,228)	5,338,474	(774,259)
Accumulated other comprehensive loss	—	—	(9,452)	—	(9,452)

	1,889,980	2,310,205	1,881,068	(4,191,273)	1,889,980

Total Liabilities and Stockholders’ Equity	$2,292,434	$2,561,015	$2,314,462	$(4,273,962)	$2,893,949

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

20.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2012

		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$94,819	$71,070	$—	$165,889
Property operating revenues	—	84,728	217,665	—	302,393
Interest income on mortgages and other notes receivable	—	10,031	12,699	(9,733)	12,997

Total revenues	—	189,578	301,434	(9,733)	481,279

Expenses:
Property operating expenses	—	72,200	169,181	—	241,381
Asset management fees to advisor	35,725	—	—	—	35,725
General and administrative	15,672	608	2,438	—	18,718
Ground lease and permit fees	—	9,559	4,923	—	14,482
Acquisition fees and costs	4,450	—	—	—	4,450
Other operating expenses	424	5,046	6,190	—	11,660
Bad debt expense	—	3,099	2,411	—	5,510
Loan loss provision	—	—	1,699		1,699
Loss (gain) on lease termination	—	18,050	7,127	—	25,177
Depreciation and amortization	—	62,327	72,945	—	135,272

Total expenses	56,271	170,889	266,914	—	494,074

Operating income (loss)	(56,271)	18,689	34,520	(9,733)	(12,795)

Other income (expense):
Interest and other income (expense)	104	1,228	(132)	—	1,200
Interest expense and loan cost amortization	(31,607)	(19,448)	(27,273)	9,733	(68,595)
Gain (loss) on extinguishment of debt	—	—	(4)	—	(4)
Equity in earnings of unconsolidated entities	—	5,521	—	—	5,521
Equity in earnings, intercompany	11,701	15,804	20,546	(48,051)	—

Total other expense	(19,802)	3,105	(6,863)	(38,318)	(61,878)

Income (loss) from continuing operations	(76,073)	21,794	27,657	(48,051)	(74,673)
Discontinued operations	—	(1,400)	—	—	(1,400)

Net income (loss)	$(76,073)	$20,394	$27,657	$(48,051)	$(76,073)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

20.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2011

		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$104,123	$66,885	$—	$171,008
Property operating revenues	—	68,914	165,251	—	234,165
Interest income on mortgages and other notes receivable	—	9,264	12,512	(8,813)	12,963

Total revenues	—	182,301	244,648	(8,813)	418,136

Expenses:
Property operating expenses	—	61,893	134,142	—	196,035
Asset management fees to advisor	31,802	—	—	—	31,802
General and administrative	14,524	211	1,569	—	16,304
Ground lease and permit fees	—	10,177	4,398	—	14,575
Acquisition fees and costs	11,168	—	—	—	11,168
Other operating expenses	289	2,234	7,122	—	9,645
Bad debt expense	—	469	304	—	773
Loss (gain) on lease termination	—	7,714	(521)	—	7,193
Impairment provision	—	3,199	—	—	3,199
Depreciation and amortization	—	61,362	60,794	—	122,156

Total expenses	57,783	147,259	207,808	—	412,850

Operating income (loss)	(57,783)	35,042	36,840	(8,813)	5,286

Other income (expense):
Interest and other income (expense)	322	(337)	(200)	—	(215)
Interest expense and loan cost amortization	(23,635)	(19,082)	(26,213)	8,813	(60,117)
Gain (loss) on extinguishment of debt	647	—	(1,213)	—	(566)
Equity in earnings of unconsolidated entities	—	1,022	—	—	1,022
Equity in earnings, intercompany	10,839	6,494	330	(17,663)	—

Total other expense	(11,827)	(11,903)	(27,296)	(8,850)	(59,876)

Income (loss) from continuing operations	(69,610)	23,139	9,544	(17,663)	(54,590)
Discontinued operations	—	(15,011)	(9)	—	(15,020)

Net income (loss)	$(69,610)	$8,128	$9,535	$(17,663)	$(69,610)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

20.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2010

		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$115,556	$82,216	$—	$197,772
Property operating revenues	—	15,052	71,367	—	86,419
Interest income on mortgages and other notes receivable	—	11,798	12,014	(7,980)	15,832

Total revenues	—	142,406	165,597	(7,980)	300,023

Expenses:
Property operating expenses	—	14,075	64,541	—	78,616
Asset management fees to advisor	26,808	—	—	—	26,808
General and administrative	11,639	228	1,921	—	13,788
Ground lease and permit fees	—	8,529	3,977	—	12,506
Acquisition fees and costs	14,149	—	—	—	14,149
Other operating expenses	91	(959)	3,826	—	2,958
Bad debt expense	—	931	1,170	—	2,101
Loan loss provision	—	4,072	—	—	4,072
Loss on lease termination	—	23,091	31,608	—	54,699
Impairment provision	—	663	24,175	—	24,838
Depreciation and amortization	—	63,073	60,906	—	123,979

Total expenses	52,687	113,703	192,124	—	358,514

Operating income (loss)	(52,687)	28,703	(26,527)	(7,980)	(58,491)

Other income (expense):
Interest and other income	718	1,870	85	—	2,673
Interest expense and loan cost amortization	—	(26,567)	(31,332)	7,980	(49,919)
Gain on extinguishment of debt	—	888	14,373	—	15,261
Equity in earnings of unconsolidated entities	—	10,978	—	—	10,978
Equity (loss) in earnings, intercompany	(29,920)	7,773	42,603	(20,456)	—

Total other income (expense)	(29,202)	(5,058)	25,729	(12,476)	(21,007)

Income (loss) from continuing operations	(81,889)	23,645	(798)	(20,456)	(79,498)
Discontinued operations	—	(2,301)	(90)	—	(2,391)

Net income (loss)	$(81,889)	$21,344	$(888)	$(20,456)	$(81,889)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

20.	Supplemental Consolidating Financial Statements (continued):

Consolidating Statement of Comprehensive Income (Loss):

	For the Year Ended December 31, 2012
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(76,073)	$20,394	$27,657	$(48,051)	$(76,073)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	531	—	531
Changes in fair value of cash flow hedges:
Unrealized loss arising during the period	—	—	1,655	—	1,655
Amortization of loss on termination of cash flow hedges	—	—	(395)	—	(395)

Total other comprehensive income	—	—	1,791	—	1,791

Comprehensive income (loss)	$(76,073)	$20,394	$29,448	$(48,051)	$(74,282)

	For the Year Ended December 31, 2011
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(69,610)	$8,128	$9,535	$(17,663)	$(69,610)

Other comprehensive loss:
Foreign currency translation adjustments	—	—	(585)	—	(585)
Changes in fair value of cash flow hedges:
Unrealized loss arising during the period	—	—	1,626	—	1,626
Amortization of loss on termination of cash flow hedges	—	—	(4,856)	—	(4,856)

Total other comprehensive loss	—	—	(3,815)	—	(3,815)

Comprehensive income (loss)	$(69,610)	$8,128	$5,720	$(17,663)	$(73,425)

	For the Year Ended December 31, 2010
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(81,889)	$21,344	$(888)	$(20,456)	$(81,889)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	1,061	—	1,061
Changes in fair value of cash flow hedges:
Unrealized loss arising during the period	—	—	331	—	331
Amortization of loss on termination of cash flow hedges	—	—	(2,264)	—	(2,264)

Total other comprehensive loss	—	—	(872)	—	(872)

Comprehensive income (loss)	$(81,889)	$21,344	$(1,760)	$(20,456)	$(82,761)

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

20.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2012

		Guarantor	Non-Guarantor	Consoliding
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(84,363)	$90,996	$70,093	$—	$76,726

Investing activities:
Acquisition of properties	—	—	(190,150)	—	(190,150)
Capital expenditures	—	(25,427)	(44,248)	—	(69,675)
Distributions from unconsolidated entities	—	3,445	—	—	3,445
Investments in and contributions to unconsolidated entities	—	(3,776)	—	—	(3,776)
Issuance of mortgage loans receivable	—	—	(869)	—	(869)
Principal payments received on mortgage loans receivable	—	—	4,790	—	4,790
Proceeds from disposal of assets	—	63	7	—	70
Proceeds from sale of properties	—	1,500	—	—	1,500
Changes in restricted cash	46	(2,892)	(2,786)	—	(5,632)
Intercompany investing	93,222	—	—	(93,222)	—

Net cash used in investing activities	93,268	(27,087)	(233,256)	(93,222)	(260,297)

Financing activities:
Redemptions of common stock	(9,590)	—	—	—	(9,590)
Distributions to stockholders, net of reinvested	(94,677)	—	—	—	(94,677)
Proceeds from line of credit	—	170,000	—	—	170,000
Principal payments on line of credit	—	(75,000)	—	—	(75,000)
Proceeds from mortgage loans and other notes payable	—	45,000	107,300	—	152,300
Principal payments on mortgage loans	—	(7,830)	(26,836)	—	(34,666)
Principal payments on capital leases	—	(1,483)	(2,624)	—	(4,107)
Payment of loan costs	(27)	(4,341)	(5,937)	—	(10,305)
Intercompany financing	—	(187,398)	94,176	93,222	—

Net cash provided by (used in) financing activities	(104,294)	(61,052)	166,079	93,222	93,955

Effect of exchange rate fluctuation on cash	—	—	1	—	1
Net increase (decrease) in cash	(95,389)	2,857	2,917	—	(89,615)
Cash at beginning of period	134,608	11,268	16,963	—	162,839

Cash at end of period	$39,219	$14,125	$19,880	$—	$73,224

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

20.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2011

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(78,842)	$85,894	$76,012	$—	$83,064

Investing activities:
Acquisition of properties	—	—	(149,692)	—	(149,692)
Capital expenditures	—	(20,202)	(22,143)	—	(42,345)
Investment in and contributions to unconsolidated entities	—	(191,397)	—	—	(191,397)
Proceeds from sale of properties	—	8,450	—	—	8,450
Proceeds from disposal of assets	—	100	4	—	104
Distribution from unconsolidated entities	—	11,624	—	—	11,624
Issuance of mortgage loans receivable	—	—	(5,760)	—	(5,760)
Principal payments received on mortgage loans receivable	—	7,528	1,945	—	9,473
Changes in restricted cash	(92)	(3,561)	(9,753)	—	(13,406)
Acquisition fees on mortgage notes receivable	—	—	(59)	—	(59)
Intercompany investing	(384,226)	—	—	384,226	—

Net cash used in investing activities	(384,318)	(187,458)	(185,458)	384,226	(373,008)

Financing activities:
Offering proceeds	187,555	—	—	—	187,555
Redemptions of common stock	(30,000)	—	—	—	(30,000)
Distributions to stockholders, net of reinvestments	(104,951)	—	—	—	(104,951)
Stock issuance costs	(21,213)	—	—	—	(21,213)
Proceeds from mortgage loans and other notes payable	—	20,411	96,129	—	116,540
Proceeds from unsecured senior notes	396,996	—	—	—	396,996
Principal payments on line of credit	—	(58,000)	—	—	(58,000)
Principal payments on mortgage loans	(2,777)	(145,623)	(56,400)	—	(204,800)
Principal payments on capital leases	—	(2,065)	(1,902)	—	(3,967)
Payment of loan costs	(19,252)	(2,314)	(4,096)	—	(25,662)
Intercompany financing	—	297,952	86,274	(384,226)	—

Net cash provided by financing activities	406,358	110,361	120,005	(384,226)	252,498

Effect of exchange rate fluctuation on cash	—	—	(232)	—	(232)

Net increase (decrease) in cash	(56,802)	8,797	10,327	—	(37,678)
Cash at beginning of period	191,410	2,471	6,636	—	200,517

Cash at end of period	$134,608	$11,268	$16,963	$—	$162,839

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

20.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(44,837)	$103,621	$20,992	$—	$79,776

Investing activities:
Acquisition of properties	—	(34,000)	(47,390)	—	(81,390)
Capital expenditures	—	(20,388)	(38,752)	—	(59,140)
Deposits on real estate investments	—	(11,220)	—	—	(11,220)
Payment of contingent purchase consideration	—	(12,433)	—	—	(12,433)
Issuance of mortgage loans receivable	—	(8,598)	(6,299)	—	(14,897)
Principal payments received on mortgage loans receivable	—	38,614	—	—	38,614
Acquisition fees on mortage notes receivable	—	(306)	(155)	—	(461)
Return of short term investments	8,000	—	—	—	8,000
Proceeds from disposal of assets	—	590	—	—	590
Changes in restricted cash	—	(4,812)	(1,426)	—	(6,238)
Intercompany investing	(114,389)	—	—	114,389	—

Net cash provided by (used in) investing activities	(106,389)	(52,553)	(94,022)	114,389	(138,575)

Financing activities:
Offering proceeds	333,346	—	—	—	333,346
Redemptions of common stock	(40,396)	—	—	—	(40,396)
Distributions to stockholders, net of reinvestments	(90,855)	—	—	—	(90,855)
Stock issuance costs	(36,574)	—	—	—	(36,574)
Borrowings under line of credit	—	58,000	—	—	58,000
Proceeds from mortgage loans and other notes payable	—	—	12,202	—	12,202
Principal payments on line of credit	—	(99,483)	—	—	(99,483)
Principal payments on mortgage loans	—	(19,206)	(31,244)	—	(50,450)
Principal payments on capital leases	—	(1,976)	(2,308)	—	(4,284)
Payment of loan costs	(150)	(4,256)	(1,497)	—	(5,903)
Transfer to (from) Issuer	—	16,703	97,686	(114,389)	—

Net cash provided by (used in) financing activities	165,371	(50,218)	74,839	(114,389)	75,603

Effect of exchange rate fluctuation on cash	—	—	138	—	138
Net increase in cash	14,145	850	1,947	—	16,942
Cash at beginning of period	177,265	1,621	4,689	—	183,575

Cash at end of period	$191,410	$2,471	$6,636	$—	$200,517

CNL LIFESTYLE PROPERTIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

21.	Subsequent Events:

A purported class action lawsuit on behalf of shareholders who purchased shares under the Company’s DRP on or after April 1, 2010, Allyn v. CNL Lifestyle Properties, Inc. et al., was filed on January 18, 2013 in the United States District Court for the Middle District of Florida against the Company and certain of its current and former directors. The lawsuit alleges claims for breach of fiduciary duty against the directors and constructive trust and unjust enrichment against the Company. The factual assertions in the complaint consist primarily of the allegation that the price for shares purchased under the DRP was inflated. The complaint seeks an unspecified amount of damages and other relief relating to the purported inflation. The Company intends to defend vigorously against such claims and is not able to determine the ultimate outcome at this time.

The Company’s Board of Directors declared distributions of $0.10625 per share to stockholders of record at the close of business on March 1, 2013. These distributions will be paid by March 31, 2013.

As of the date of this filing, the Company’s board of directors had amended its advisory agreement to clarify certain subordinated disposition fees paid to the Advisor in connection with the sale of properties.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework”.

Pursuant to rules established by the Securities and Exchange Commission, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as Part of this Report

1.	Index to Consolidated Financial Statements:

CNL Lifestyle Properties, Inc.

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Losses for the years ended December 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011, and 2010

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2012

Schedule IV—Mortgage Loans on Real Estate at December 31, 2012

(b)	Exhibits

2.3	Amended and Restated Partnership Interest Purchase Agreement between CNL Lifestyle Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.1.1	Articles of Amendment to the Amended and Restated Articles of Incorporation (Previously filed as Exhibit 3.5 to the Registration Statement on Form S-11 (File No. 333-108355) filed April 9, 2004, and incorporated herein by reference.)

3.1.2	Articles of Amendment to the Amended and Restated Articles of Incorporation dated March 26, 2008 (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 26, 2008, and incorporated herein by reference.)

3.2	Bylaws (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-11 (File No. 333-108355) filed March 16, 2004, and incorporated herein by reference.)

3.2.1	Amendment No. One to the Bylaws (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on May 9, 2005, and incorporated herein by reference.)

3.2.2	Amendment No. Two to the Bylaws (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 23, 2005, and incorporated herein by reference.)

3.2.3	Amendment No. Three to the Bylaws (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 5, 2007, and incorporated herein by reference.)

4.1	Amended and Restated Redemption Plan (Previously filed as Exhibit 4.1 to the Current Report on Form 10-K filed on March 25, 2010, and incorporated herein by reference.)

4.1.1	Second Amended and Restated Redemption Plan (Previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on August 14, 2012, and incorporated herein by reference.)

4.1.2	Third Amended and Restated Redemption Plan (Previously filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on November 14, 2012, and incorporated herein by reference.)

4.2	Amended and Restated Reinvestment Plan (Previously filed as Appendix A to Pre-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-146457) filed March 28, 2008, and incorporated herein by reference.)

4.2.1	Second Amended and Restated Distribution Reinvestment Plan (Previously filed as Exhibit 4.2 to the Quarterly Report on Form 10-Q filed on August 14, 2012, and incorporated herein by reference.)

4.3	Indenture, dated as of April 5, 2011, by and among CNL Lifestyle Properties, Inc. and Wilmington Trust FSB, including the form of 7.25% Notes due 2019 (Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 6, 2011, and incorporated herein by reference.)

4.3.1	Supplemental Indenture, dated as of September 21, 2011, among CNL Income Pacific Park, LLC, CNL Income Pacific Park TRS Corp., et al., and Wilmington Trust, National Association, successor by merger to Wilmington Trust FSB (Filed herewith.)

4.3.2	Second Supplemental Indenture, dated as of May 1, 2012, among CLP Elitch Gardens, LLC f/k/a CNL Income Elitch Gardens, LLC, CLP Elitch Gardens TRS Corp. f/k/a CNL Income Elitch Gardens TRS Corp., et al., and Wilmington Trust, National Association, successor by merger to Wilmington Trust FSB (Trustee) (Filed herewith.)

4.4	Form of 7.25% Senior Notes due 2019 (included in the Indenture listed as Exhibit 4.3 herein) (Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 6, 2011, and incorporated herein by reference.)

4.5	Registration Rights Agreement, dated as of April 5, 2011, by and among the CNL Lifestyle Properties, Inc., certain subsidiaries of the Company, as guarantors thereto and Jefferies & Company, Inc. and Merrill, Lynch, Pierce, Fenner & Smith, Incorporated, as representative of the several initial purchasers of the 7.25% Senior Notes due 2019 (Previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed on April 6, 2011, and incorporated herein by reference.)

10.1.1	Advisory Agreement between CNL Lifestyle Properties, Inc. and CNL Lifestyle Advisor Corporation approved March 16, 2011 and effective April 10, 2011 (Previously filed as Exhibit 10.1.2 to the Annual Report on Form 10-K filed on March 21, 2011, and incorporated herein by reference.)

10.1.2	First Amendment to the Advisory Agreement dated March 20, 2013, between CNL Lifestyle Properties, Inc. and CNL Lifestyle Advisor Corporation (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 26, 2013, and incorporated herein by reference.)

10.2	Form of Indemnification Agreement, between CNL Lifestyle Properties, Inc. and each of James M. Seneff, Jr., Thomas K. Sittema, Bruce Douglas, Robert J. Woody, Stephen H. Mauldin, Joseph T. Johnson, Ixchell C. Duarte, Holly J. Greer and Adam J. Ford (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2012, and incorporated herein by reference.)

10.3	Loan Agreement, dated as of August 2, 2004, between WTC-Trade Mart, L.P., and Bank of America, N.A. (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-108355) filed on June 15, 2005, and incorporated herein by reference.)

10.4	Amended and Restated Sub-Permit and Lease Agreement, dated as of August 10, 2009, by and between R&H US Canadian Cypress Limited in its capacity as trustee of the Cypress Jersey Trust and Cypress Bowl Recreations Limited Partnership (Filed herewith.)

10.5	Amended and Restated Personal Property Lease Agreement, dated as of August 10, 2009, by and between CNL Personal Property TRS ULC and Cypress Bowl Recreations Limited Partnership (Filed herewith.)

10.6	Amended and Restated Loan Agreement, dated as of March 2, 2012, by and among CLP Northstar, LLC, et al., CLP Ski II, LLC et al., CNL Lifestyle Properties, Inc. and The Prudential Insurance Company of America (Filed herewith.)

10.7	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 29, 2007, among American Golf Corporation, et al., and CNL Income Partners, LP (Previously filed as Exhibit 10.57 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 15, 2008 and incorporated herein by reference.)

10.8	Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated November 19, 2007, among American Golf Corporation, et al., and CNL Income Partners, LP (Previously filed as Exhibit 10.65 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)

10.9	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated December 14, 2007, among American Golf Corporation, et al., and CNL Lifestyle Partners, LP (Previously filed as Exhibit 10.66 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)

10.10	Amended and Restated Collateral Loan Agreement, dated as of August 17, 2010, by and among CNL Income EAGL Southwest Golf, LLC, et al., CNL Gatlinburg Partnership, LP, and The Prudential Insurance Company of America (Filed herewith.)

10.10.1	First Amendment to Amended and Restated Collateral Loan Agreement, dated April 5, 2011, by and among CNL Income EAGL Southwest Golf, LLC, et al., CNL Gatlinburg Partnership, LP, and The Prudential Insurance Company of America (Filed herewith.)

10.10.2	Second Amendment to Amended and Restated Collateral Loan Agreement, dated June 3, 2011, by and among CNL Income EAGL Southwest Golf, LLC, et al., CNL Gatlinburg Partnership, LP, and The Prudential Insurance Company of America (Filed herewith.)

10.11	Ancala Country Club, Scottsdale, Arizona, Deed of Trust and Security Agreement, dated January 25, 2008, by CNL Income EAGL Southwest Golf, LLC, to The Prudential Insurance Company of America (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed January 31, 2008, and incorporated herein by reference.)

10.11.1	Ancala Country Club, Scottsdale, Arizona, First Amendment to Deed of Trust and Security Agreement, dated as of January 3, 2011, by CNL Income EAGL Southwest Golf, LLC to First American Title Insurance Company for the benefit of The Prudential Insurance Company of America (Filed herewith.)

10.12	Ancala Country Club, Scottsdale, Arizona, Second Amended and Restated Lease Agreement, dated as of January 1, 2012, by and between CLP Southwest Golf, LLC and Evergreen Alliance Golf Limited, L.P. (Filed herewith.)

10.13	Amended and Restated Omnibus Lease Resolution Agreement, dated April 24, 2012, by and among Premier Golf Management, Inc., Joe R. Munsch, et al. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2012, and incorporated herein by reference.)

10.14	Master Management Agreement, dated April 24, 2012, by and between Evergreen Alliance Golf Limited, L.P. and Fore Golf Management, LLC (Filed herewith.)

10.15	Purchase and Sale Agreement, dated December 8, 2010, among US Assisted Living Facilities III, Inc., Sunrise Senior Living Investments, Inc., CNL Income Partners, LP and CC3 Acquisition, LLC (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated by reference herein.)

10.16	Amended and Restated Limited Liability Company Agreement of CNLSun Partners II, LLC dated as of August 2, 2011 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated by reference herein.)

10.17	Transfer Agreement, dated July 8, 2011, among Master Metsun Two, LP, Sunrise Senior Living Investments, Inc. and CNL Income Partners, LP and CNLSun Partners II, LLC (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated by reference herein.)

10.18	Purchase and Sale Agreement, dated December 18, 2012, by and among CLP Senior Holding, LLC and Health Care REIT, Inc. (Filed herewith)

10.19	Purchase and Sale Agreement, dated December 18, 2012, by and among CLP SL II Holding, LLC and Health Care REIT, Inc. (Filed herewith)

10.20	Purchase and Sale Agreement, dated December 18, 2012, by and among CLP SL III Holding, LLC and Health Care REIT, Inc. (Filed herewith)

10.21	Schedule of Omitted Documents (Filed herewith.)

12.1	Computation of Ratios of Earnings to Fixed charges (Filed herewith.)

20.1	Letter to Shareholders dated August 14, 2012 (Previously filed as Exhibit 20.1 to the Current Report on Form 8-K filed on August 14, 2012, and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

23.1	Consent of Independent Registered Certified Public Accounting Firm - PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from CNL Lifestyle Properties, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2013.

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

Signature	Title	Date

/s/ JAMES M. SENEFF, JR. James M. Seneff, Jr.	Chairman of the Board	March 28, 2013

/S/ THOMAS K. SITTEMA Thomas K. Sittema	Vice Chairman of the Board	March 28, 2013

/S/ ROBERT J. WOODY Robert J. Woody	Independent Director	March 28, 2013

/S/ BRUCE DOUGLAS Bruce Douglas	Independent Director	March 28, 2013

/S/ ADAM FORD Adam Ford	Independent Director	March 28, 2013

/S/ STEPHEN H. MAULDIN Stephen H. Mauldin	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2013

/S/ JOSEPH T. JOHNSON Joseph T. Johnson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 28, 2013

/S/ IXCHELL C. DUARTE Ixchell C. Duarte	Senior Vice President and Chief Accounting Officer	March 28, 2013

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

Years ended December 31, 2012, 2011 and 2010 (in thousands)

		Balance at	Charged to	Charged			Balance at
		Beginning of	Costs and	to Other	Deemed	Collected/	End of
Year	Description	Year	Expenses	Accounts	Uncollectible	Recovered	Year
2010	Deferred tax asset valuation allowance	$21,206	$—	$12,754	$—	$—	$33,960
	Allowance for loan losses	—	4,072	—	—	—	4,072

		21,206	4,072	12,754	—	—	38,032

2011	Deferred tax asset valuation allowance	33,960	—	6,870	—	—	40,830
	Allowance for loan losses	4,072	—	—	(4,072)	—	—

		38,032	—	6,870	(4,072)	—	40,830

2012	Deferred tax asset valuation allowance	40,830	—	7,628	—	—	48,458
	Allowance for loan losses	—	1,699	—	—	—	1,699

		$40,830	$1,699	$7,628	$—	$—	$50,157

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2012 (in thousands)

					Costs Capitalized									Life on
					Subsequent to		Gross Amounts at which							which
		Initial Costs			Acquisition		Carried at Close of Period(3)							depre-
			Lease-					Lease-						ciation in
			hold					hold						latest
		Land &	Interests				Land &	Interests			Accumu-			income
		Land	and				Land	and			lated	Date of		state-
	Encumbe-	Improve-	Improve-		Improve-	Carrying	Improve-	Improve-			Depre-	Construc-	Date	ments is
Property/Location	rances	ments	ments	Buildings	ments	Costs	ments	ments	Buildings	Total	ciation	tion	Acquired	computed
Gatlinburg Sky Lift Gatlinburg, Tennessee		$—	$19,154	$175	$33	$—	$26	$19,161	$175	$19,362	$(2,842)	In 1953	12/22/2005	(2)
Hawaiian Falls Waterparks Garland and The Colony, Texas		$3,123	$3,663	$758	$2,114	$—	$5,054	$3,810	$794	$9,658	$(2,973)	In 2004	4/21/2006	(2)
Route 66 Harley-Davidson Tulsa, Oklahoma		$998	$—	$5,509	$18	$—	$1,003	$—	$5,522	$6,525	$(951)	In 2002	4/27/2006	(2)
Palmetto Hall Plantation Club Hilton Head, South Carolina		$5,744	$—	$1,465	$150	$—	$5,870	$—	$1,489	$7,359	$(2,277)	In 1990	4/27/2006	(2)
Cypress Mountain Vancouver, British Columbia	(1)	$161	$19,001	$735	$14,235	$—	$1,352	$18,702	$14,078	$34,132	$(7,288)	In 1975	5/30/2006	(2)
Raven Golf Club at South Mountain Phoenix, Arizona		$11,599	$—	$1,382	$423	$—	$11,962	$—	$1,442	$13,404	$(4,035)	In 1995	6/9/2006	(2)
The Omni Mount Washington Resort and Bretton Woods Ski Area Bretton Woods, New Hampshire	(1)	$21,216	$10	$28,114	$32,212	$—	$23,780	$10	$57,762	$81,552	$(14,893)	In 1902	(4)	(2)
Bear Creek Golf Club Dallas, Texas		$6,697	$2,613	$1,312	$522	$—	$7,011	$2,614	$1,519	$11,144	$(3,382)	In 1979	9/8/2006	(2)
Funtasticks Fun Center Tucson, Arizona		$4,217	$—	$1,950	$346	$—	$4,438	$—	$2,075	$6,513	$(909)	In 1993	10/6/2006	(2)
Zuma Fun Center South Houston, Texas		$3,720	$—	$1,192	$67	$—	$3,761	$—	$1,218	$4,979	$(489)	In 1990	10/6/2006	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2012 (in thousands)

					Costs Capitalized									Life on
					Subsequent to		Gross Amounts at which							which
		Initial Costs			Acquisition		Carried at Close of Period(3)							depre-
			Lease-					Lease-						ciation in
			hold					hold						latest
		Land &	Interests				Land &	Interests			Accumu-			income
		Land	and				Land	and			lated	Date of		state-
	Encumbe-	Improve-	Improve-		Improve-	Carrying	Improve-	Improve-			Depre-	Construc-	Date	ments is
Property/Location	rances	ments	ments	Buildings	ments	Costs	ments	ments	Buildings	Total	ciation	tion	Acquired	computed
Zuma Fun Center Charlotte, North Carolina		$5,583	$—	$1,608	$133	$—	$5,700	$—	$1,624	$7,324	$(890)	In 1991	10/6/2006	(2)
Weston Hills Country Club Weston, Florida		$20,332	$—	$14,374	$1,883	$—	$21,491	$—	$15,098	$36,589	$(8,453)	In 1994	10/6/2006	(2)
Valencia Country Club Santa Clarita, California		$31,565	$—	$8,646	$1,319	$—	$32,596	$—	$8,934	$41,530	$(8,689)	In 1990	10/16/2006	(2)
Canyon Springs Golf Club San Antonio, Texas		$11,463	$—	$1,314	$204	$—	$11,663	$—	$1,318	$12,981	$(1,348)	In 2000	10/16/2006	(2)
The Golf Club at Cinco Ranch Houston, Texas		$6,662	$—	$454	$435	$—	$7,063	$—	$488	$7,551	$(511)	In 1997	11/16/2006	(2)
Golf Club at Fossil Creek Fort Worth, Texas		$4,905	$—	$1,040	$259	$—	$5,149	$—	$1,055	$6,204	$(1,317)	In 1993	11/16/2006	(2)
Lake Park Golf Club Dallas-Fort Worth, Texas		$2,089	$1,821	$1,352	$192	$—	$2,260	$1,822	$1,372	$5,454	$(1,944)	In 1987	11/16/2006	(2)
Mansfield National Golf Club Dallas-Fort Worth, Texas		$5,216	$605	$1,176	$56	$—	$5,258	$605	$1,190	$7,053	$(2,411)	In 1957	11/16/2006	(2)
Plantation Golf Club Dallas-Fort Worth, Texas		$4,123	$—	$130	$246	$—	$4,192	$—	$307	$4,499	$(98)	In 2000	11/16/2006	(2)
Fox Meadow Country Club Medina, Ohio		$5,235	$—	$4,144	$412	$—	$5,472	$—	$4,319	$9,791	$(2,403)	In 1998	11/16/2006	(2)
Lakeridge Country Club Lubbock, Texas		$5,260	$—	$2,461	$210	$—	$5,410	$—	$2,521	$7,931	$(1,406)	In 1995	12/22/2006	(2)
Mesa del Sol Golf Club Yuma, Arizona		$5,802	$—	$981	$425	$—	$6,207	$—	$1,001	$7,208	$(2,353)	In 1978	12/22/2006	(2)
Signature Golf Course Solon, Ohio		$8,513	$—	$8,403	$695	$—	$9,005	$—	$8,606	$17,611	$(3,777)	In 1970	12/22/2006	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2012 (in thousands)

					Costs Capitalized									Life on
					Subsequent to		Gross Amounts at which							which
		Initial Costs			Acquisition		Carried at Close of Period(3)							depre-
			Lease-					Lease-						ciation in
			hold					hold						latest
		Land &	Interests				Land &	Interests			Accumu-			income
		Land	and				Land	and			lated	Date of		state-
	Encumbe-	Improve-	Improve-		Improve-	Carrying	Improve-	Improve-			Depre-	Construc-	Date	ments is
Property/Location	rances	ments	ments	Buildings	ments	Costs	ments	ments	Buildings	Total	ciation	tion	Acquired	computed
Weymouth Country Club Medina, Ohio		$5,571	$—	$4,860	$406	$—	$5,857	$—	$4,980	$10,837	$(2,593)	In 1969	12/22/2006	(2)
Burnside Marina Somerset, Kentucky		$350	$2,593	$415	$28	$—	$350	$2,621	$415	$3,386	$(585)	In 1950’s	12/22/2006	(2)
Pier 121 Marina and Easthill Park Lewisville, Texas		$1,172	$25,222	$4,576	$587	$—	$1,752	$25,228	$4,577	$31,557	$(5,082)	In 1960’s	12/22/2006	(2)
Beaver Creek Marina Monticello, Kentucky		$442	$5,778	$381	$47	$—	$442	$5,825	$381	$6,648	$(2,353)	In 1950’s	12/22/2006	(2)
Lake Front Marina Port Clinton, Ohio		$3,589	$—	$1,115	$341	$—	$3,874	$—	$1,171	$5,045	$(635)	In 1979	12/22/2006	(2)
Sandusky Harbor Marina Sandusky, Ohio		$4,458	$—	$3,428	$138	$—	$4,580	$—	$3,444	$8,024	$(1,277)	In 1930’s	12/22/2006	(2)
Cowboys Golf Club Grapevinem Texas		$9,638	$2,534	$2,457	$1,421	$—	$10,272	$2,699	$3,079	$16,050	$(4,844)	In 2000	12/26/2006	(2)
Brighton Ski Resort Brighton, Utah	(1)	$11,809	$2,123	$11,233	$2,852	$—	$12,705	$2,123	$13,189	$28,017	$(6,469)	In 1949	1/8/2007	(2)
Clear Creek Golf Club Houston, Texas		$423	$1,116	$155	$40	$—	$451	$1,116	$167	$1,734	$(431)	In 1987	1/11/2007	(2)
Northstar-at-Tahoe Resort Lake Tahoe, California	(1)	$60,790	$—	$8,534	$10,500	$—	$63,934	$—	$15,890	$79,824	$(15,590)	In 1972	1/19/2007	(2)
Sierra-at-Tahoe Resort South Lake Tahoe, California	(1)	$19,875	$800	$8,574	$876	$—	$20,163	$800	$9,162	$30,125	$(9,303)	In 1968	1/19/2007	(2)
Loon Mountain Resort Lincoln, New Hampshire	(1)	$9,226	$346	$4,673	$6,830	$—	$14,942	$347	$5,786	$21,075	$(5,229)	In 1966	1/19/2007	(2)
Summit-at-Snowqualmie Resort Snoqualmie Pass, Washington	(1)	$20,122	$792	$8,802	$2,464	$—	$21,875	$792	$9,513	$32,180	$(8,228)	In 1945	1/19/2007	(2)
White Water Bay Oklahoma City, Oklahoma		$10,720	$—	$5,461	$589	$—	$10,729	$—	$6,041	$16,770	$(2,751)	In 1981	4/6/2007	(2)
Splashtown Houston, Texas		$10,817	$—	$1,609	$3,102	$—	$13,460	$—	$2,068	$15,528	$(1,007)	In 1981	4/6/2007	(2)
Waterworld Concord, California		$1,733	$7,841	$728	$350	$—	$1,937	$7,841	$874	$10,652	$(3,132)	In 1995	4/6/2007	(2)
Elitch Gardens Denver, Colorado		$93,796	$—	$7,480	$1,250	$—	$94,659	$—	$7,867	$102,526	$(6,223)	In 1890	4/6/2007	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2012 (in thousands)

					Costs Capitalized									Life on
					Subsequent to		Gross Amounts at which							which
		Initial Costs			Acquisition		Carried at Close of Period(3)							depre-
			Lease-					Lease-						ciation in
			hold					hold						latest
		Land &	Interests				Land &	Interests			Accumu-			income
		Land	and				Land	and			lated	Date of		state-
	Encumbe-	Improve-	Improve-		Improve-	Carrying	Improve-	Improve-			Depre-	Construc-	Date	ments is
Property/Location	rances	ments	ments	Buildings	ments	Costs	ments	ments	Buildings	Total	ciation	tion	Acquired	computed
Darien Lake Buffalo, New York		$60,993	$—	$21,967	$2,039	$—	$62,211	$—	$22,788	$84,999	$(23,716)	In 1955	4/6/2007	(2)
Frontier City Oklahoma City, Oklahoma		$7,265	$—	$7,518	$1,830	$—	$8,238	$—	$8,375	$16,613	$(3,045)	In 1958	4/6/2007	(2)
Wild Waves & Enchanted Village Seattle, Washington		$19,200	$—	$2,837	$1,255	$—	$20,183	$—	$3,109	$23,292	$(7,889)	In 1977	4/6/2007	(2)
Magic Springs & Crystal Falls Hot Springs, Arkansas		$4,237	$8	$10,409	$4,660	$—	$8,673	$—	$10,641	$19,314	$(2,792)	In 1977	4/16/2007	(2)
Manasquan River Club Brick Township, New Jersey		$8,031	$—	$439	$482	$—	$8,501	$12	$439	$8,952	$(617)	In 1970’s	6/8/2007	(2)
Crystal Point Marina Point Pleasant, New Jersey		$5,159	$—	$46	$164	$—	$5,304	$—	$65	$5,369	$(101)	In 1976	6/8/2007	(2)
Mountain High Resort Wrightwood, California	(1)	$14,272	$14,022	$7,571	$920	$—	$14,704	$14,061	$8,020	$36,785	$(8,474)	In 1930’s	6/29/2007	(2)
Holly Creek Marina Celina, Tennessee		$372	$5,257	$465	$42	$—	$373	$5,297	$466	$6,136	$(802)	In 1940’s	8/1/2007	(2)
Eagle Cove Marina Byrdstown, Tennessee		$1,114	$1,718	$1,692	$113	$—	$1,118	$1,815	$1,704	$4,637	$(646)	In 1940’s	8/1/2007	(2)
Sugarloaf Mountain Resort Carrabassett Valley, Maine		$15,408	$—	$5,658	$2,696	$—	$14,315	$2,000	$7,447	$23,762	$(4,862)	In 1962	8/7/2007	(2)
Sunday River Resort Newry, Maine		$32,698	$—	$12,256	$3,495	$—	$35,303	$—	$13,146	$48,449	$(8,701)	In 1959	8/7/2007	(2)
Great Lakes Marina Muskegon, Michigan		$6,633	$—	$3,079	$111	$—	$6,664	$—	$3,159	$9,823	$(664)	In 1981	8/20/2007	(2)
The Village at Northstar Lake Tahoe, California		$2,354	$—	$33,932	$4,177	$—	$2,759	$—	$37,704	$40,463	$(7,766)	In 2005	11/15/2007	(2)
Arrowhead Country Club Glendale, Arizona	(1)	$6,358	$—	$9,501	$1,903	$—	$7,428	$—	$10,334	$17,762	$(2,878)	In 1980’s	11/30/2007	(2)
Ancala Country Club Scottsdale, Arizona	(1)	$6,878	$—	$5,953	$1,420	$—	$7,748	$—	$6,503	$14,251	$(2,628)	In 1996	11/30/2007	(2)
Tallgrass Country Club Witchita, Kansas	(1)	$2,273	$—	$2,586	$859	$—	$2,885	$—	$2,833	$5,718	$(680)	In 1982	11/30/2007	(2)
Deer Creek Golf Club Overland Park, Kansas	(1)	$4,914	$—	$3,353	$1,209	$—	$5,842	$—	$3,634	$9,476	$(1,922)	In 1989	11/30/2007	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2012 (in thousands)

					Costs Capitalized									Life on
					Subsequent to		Gross Amounts at which							which
		Initial Costs			Acquisition		Carried at Close of Period(3)							depre-
			Lease-					Lease-						ciation in
			hold					hold						latest
		Land &	Interests				Land &	Interests			Accumu-			income
		Land	and				Land	and			lated	Date of		state-
	Encumbe-	Improve-	Improve-		Improve-	Carrying	Improve-	Improve-			Depre-	Construc-	Date	ments is
Property/Location	rances	ments	ments	Buildings	ments	Costs	ments	ments	Buildings	Total	ciation	tion	Acquired	computed
Arrowhead Golf Club Littleton, Colorad	(1)	$11,798	$—	$2,885	$1,255	$—	$12,798	$—	$3,140	$15,938	$(2,553)	In 1974	11/30/2007	(2)
Hunt Valley Golf Club Phoenix, Maryland	(1)	$16,115	$—	$5,627	$1,999	$—	$17,594	$—	$6,147	$23,741	$(3,105)	In 1970	11/30/2007	(2)
Meadowbrook Golf & Country Club Tulsa, Oklahoma	(1)	$8,311	$—	$1,935	$1,267	$—	$9,373	$—	$2,140	$11,513	$(1,887)	In 1957	11/30/2007	(2)
Stonecreek Golf Club Phoenix, Arizona	(1)	$9,903	$—	$2,915	$1,294	$—	$10,902	$—	$3,210	$14,112	$(1,752)	In 1990	11/30/2007	(2)
Painted Desert Golf Club Las Vegas, Nevada	(1)	$7,851	$—	$965	$870	$—	$8,643	$—	$1,043	$9,686	$(2,276)	In 1987	11/30/2007	(2)
Eagle Brook Country Club Geneva, Illinios	(1)	$8,385	$—	$6,621	$1,558	$—	$9,354	$—	$7,210	$16,564	$(2,628)	In 1992	11/30/2007	(2)
Majestic Oaks Golf Club Ham Lake, Minnesota	(1)	$11,371	$—	$694	$1,061	$—	$12,351	$—	$775	$13,126	$(2,985)	In 1972	11/30/2007	(2)
Ruffled Feathers Golf Club Lemont, Illinios	(1)	$8,109	$—	$4,747	$1,408	$—	$8,984	$—	$5,280	$14,264	$(2,331)	In 1992	11/30/2007	(2)
Tamarack Golf Club Naperville, Illinios	(1)	$5,544	$—	$1,589	$949	$—	$6,169	$—	$1,913	$8,082	$(1,517)	In 1988	11/30/2007	(2)
Continental Golf Course Scottsdale, Arizona	(1)	$5,276	$—	$789	$603	$—	$5,796	$—	$872	$6,668	$(696)	In 1979	11/30/2007	(2)
Tatum Ranch Golf Club Cave Creek, Arizona	(1)	$2,674	$—	$3,013	$924	$—	$3,354	$—	$3,257	$6,611	$(1,067)	In 1987	11/30/2007	(2)
Kokopelli Golf Club Phoenix, Arizona	(1)	$7,319	$—	$1,310	$1,372	$—	$8,571	$—	$1,430	$10,001	$(1,626)	In 1992	11/30/2007	(2)
Superstition Springs Golf Club Mesa, Arizona	(1)	$7,947	$—	$2,129	$1,157	$—	$8,894	$—	$2,339	$11,233	$(1,554)	In 1986	11/30/2007	(2)
Legend at Arrowhead Golf Resort Glendale, Arizona	(1)	$8,067	$—	$1,621	$1,204	$—	$9,137	$—	$1,755	$10,892	$(1,611)	In 2001	11/30/2007	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2012 (in thousands)

					Costs Capitalized									Life on
					Subsequent to		Gross Amounts at which							which
		Initial Costs			Acquisition		Carried at Close of Period(3)							depre-
			Lease-					Lease-						ciation in
			hold					hold						latest
		Land &	Interests				Land &	Interests			Accumu-			income
		Land	and				Land	and			lated	Date of		state-
	Encumbe-	Improve-	Improve-		Improve-	Carrying	Improve-	Improve-			Depre-	Construc-	Date	ments is
Property/Location	rances	ments	ments	Buildings	ments	Costs	ments	ments	Buildings	Total	ciation	tion	Acquired	computed
London Bridge Golf Club Lake Havasu, Arizona	(1)	$9,250	$—	$1,554	$950	$—	$10,068	$—	$1,686	$11,754	$(2,764)	In 1960’s	11/30/2007	(2)
Forest Park Golf Course St. Louis, Missouri		$7,699	$2,723	$2,753	$1,299	$—	$8,501	$2,971	$3,002	$14,474	$(4,392)	In 1900’s	12/19/2007	(2)
Micke Grove Golf Course Lodi, California		$3,258	$2,608	$766	$723	$—	$3,702	$2,821	$832	$7,355	$(1,982)	In 1990	12/19/2007	(2)
Mizner Court at Broken Sound Boca Raton, Floria	(1)	$37,224	$—	$65,364	$3,044	$—	$37,343	$—	$68,289	$105,632	$(12,615)	In 1987	12/31/2007	(2)
Shandin Hills Golf Club San Bernadino, California		$—	$1,119	$1,112	$517	$—	$439	$1,822	$487	$2,748	$(1,106)	In 1980	3/7/2008	(2)
The Tradition Golf Club at Kiskiack Williamsburg, Virginia		$5,836	$—	$1,097	$119	$—	$5,944	$—	$1,108	$7,052	$(1,374)	In 1996	3/26/2008	(2)
The Tradition Golf Club at The Crossings Glen Allen, Virginia		$8,616	$—	$1,376	$157	$—	$8,759	$—	$1,390	$10,149	$(1,826)	In 1979	3/26/2008	(2)
The Tradition Golf Club at Broad Bay Virginia Beach, Virginia	(1)	$6,837	$—	$2,187	$190	$—	$6,968	$—	$2,246	$9,214	$(1,782)	In 1986	3/26/2008	(2)
Brady Mountain Resort & Marina Royal, Arkansas		$738	$6,757	$1,619	$3,080	$—	$3,384	$7,044	$1,766	$12,194	$(1,984)	In 1950’s	4/10/2008	(2)
David L. Baker Golf Course Fountain Valley, California		$4,642	$3,577	$1,433	$694	$—	$303	$8,343	$1,700	$10,346	$(2,748)	In 1987	4/17/2008	(2)
Las Vegas Golf Club Las Vegas, NV		$7,481	$2,059	$1,622	$204	$—	$—	$9,736	$1,630	$11,366	$(2,838)	In 1938	4/17/2008	(2)
Meadowlark Golf Course Huntington Beach, California		$8,544	$6,999	$1,687	$535	$—	$337	$15,661	$1,767	$17,765	$(4,793)	In 1922	4/17/2008	(2)
Coco Key Water Resort Orlando, Florida		$9,830	$—	$5,440	$26,132	$—	$15,593	$—	$25,809	$41,402	$(4,382)	1970’s	5/28/2008	(2)
Montgomery Country Club Laytonsville, MD		$5,013	$—	$1,405	$479	$—	$5,446	$—	$1,451	$6,897	$(1,236)	In 1963	9/11/2008	(2)
The Links at Challedon Golf Club Mt. Airy, MD		$2,940	$—	$718	$166	$—	$3,084	$—	$740	$3,824	$(761)	In 1995	9/11/2008	(2)
Mount Sunapee Mountain Resort Newbury, New Hampshire	(1)	$—	$6,727	$5,253	$240	$—	$4	$6,909	$5,307	$12,220	$(2,322)	In 1960	12/5/2008	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2012 (in thousands)

					Costs Capitalized									Life on
					Subsequent to		Gross Amounts at which							which
		Initial Costs			Acquisition		Carried at Close of Period(3)							depre-
			Lease-					Lease-						ciation in
			hold					hold						latest
		Land &	Interests				Land &	Interests			Accumu-			income
		Land	and				Land	and			lated	Date of		state-
	Encumbe-	Improve-	Improve-		Improve-	Carrying	Improve-	Improve-			Depre-	Construc-	Date	ments is
Property/Location	rances	ments	ments	Buildings	ments	Costs	ments	ments	Buildings	Total	ciation	tion	Acquired	computed
Okemo Mountain Resort Ludlow, Vermont	(1)	$17,566	$25,086	$16,684	$850	$—	$18,013	$25,144	$17,029	$60,186	$(7,527)	In 1963	12/5/2008	(2)
Crested Butte Mountain Resort Mt. Crested Butte, Colorado	(1)	$1,305	$18,843	$11,188	$1,598	$—	$1,347	$19,288	$12,299	$32,934	$(5,817)	In 1960’s	12/5/2008	(2)
Jiminy Peak Mountain Resort Hancock, Massachusetts	(1)	$7,802	$—	$8,164	$379	$—	$8,044	$—	$8,301	$16,345	$(2,327)	In 1948	1/27/2009	(2)
Wet’n’Wild Hawaii Honolulu, Hawaii		$—	$13,399	$3,458	$263	$—	$93	$13,425	$3,602	$17,120	$(1,764)	In 1998	5/6/2009	(2)
Great Wolf Lodge- Wisconsin Dells Wisconsin Dells, Wisconsin	(1)	$3,433	$—	$17,632	$4,321	$—	$2,459	$—	$22,927	$25,386	$(7,266)	In 1997	8/6/2009	(2)
Great Wolf Lodge- Sandusky Sandusky, Ohio	(1)	$2,772	$—	$30,061	$(4,209)	$—	$1,793	$27	$26,804	$28,624	$(8,065)	In 2001	8/6/2009	(2)
Orvis Development Lands Granby, Colorado		$51,255	$—	$—	$1,371	$—	$52,626	$—	$—	$52,626	$—	N/A	10/29/2009	(2)
Anacapa Isle Marina Oxnard, California	(1)	$—	$7,155	$2,250	$—	$—	$—	$7,155	$2,250	$9,405	$(1,445)	In 1973	3/12/2010	(2)
Ballena Isle Marina Alameda, California		$23	$4,793	$2,906	$752	$—	$23	$5,280	$3,171	$8,474	$(805)	In 1972	3/12/2010	(2)
Cabrillo Isle Marina San Diego, California	(1)	$—	$17,984	$1,569	$3	$—	$—	$17,984	$1,572	$19,556	$(2,879)	In 1977	3/12/2010	(2)
Ventura Isle Marina Ventura California	(1)	$—	$14,426	$1,505	$2	$—	$—	$14,426	$1,507	$15,933	$(2,793)	In 1975	3/12/2010	(2)
Bohemia Vista Yacht Basin Chesapeake City, MD		$4,307	$362	$136	$1,327	$—	$5,995	$—	$137	$6,132	$(190)	In 1967	5/20/2010	(2)
Hacks Point Marina Earleville, Maryland		$1,759	$148	$56	$49	$—	$1,945	$—	$67	$2,012	$(63)	In 1970’s	5/20/2010	(2)
Pacific Park Santa Monica, California	(1)	$—	$25,046	$1,575	$—	$—	$—	$25,049	$1,572	$26,621	$(1,779)	In 1996	12/29/2010	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2012 (in thousands)

					Costs Capitalized									Life on
					Subsequent to		Gross Amounts at which							which
		Initial Costs			Acquisition		Carried at Close of Period(3)							depre-
			Lease-					Lease-						ciation in
			hold					hold						latest
		Land &	Interests				Land &	Interests			Accumu-			income
		Land	and				Land	and			lated	Date of		state-
	Encumbe-	Improve-	Improve-		Improve-	Carrying	Improve-	Improve-			Depre-	Construc-	Date	ments is
Property/Location	rances	ments	ments	Buildings	ments	Costs	ments	ments	Buildings	Total	ciation	tion	Acquired	computed
Camelot Park Bakersfield, California		$179	$—	$70	$10		$178	$—	$81	$259	$(251)	In 1994	10/6/2006	(2)
Culpepper Place at Branson Meadow Branson, MO	(1)	$535	$—	$8,338	$—	$—	$535	$—	$8,338	$8,873	$(322)	2002 and 2007	8/31/2011	(2)
Culpepper of Springdale Springdale, AR	(1)	$762	$—	$7,244	$—	$—	$762	$—	$7,244	$8,006	$(279)	2007	8/31/2011	(2)
Culpepper Place at Chesterfield Village Chesterfield, MO	(1)	$713	$—	$10,080	$—	$—	$713	$—	$10,080	$10,793	$(380)	1999 and 2009	8/31/2011	(2)
Culpepper Place of Nevada Nevada, MO		$40	$—	$319	$—	$—	$40	$—	$319	$359	$(11)	1997	8/31/2011	(2)
Culpepper Place of Springfield Springfield, MO	(1)	$800	$—	$6,152	$—	$—	$800	$—	$6,152	$6,952	$(249)	1997 and 2005	8/31/2011	(2)
Culpepper Place of Jonesboro Jonesboro, AR	(1)	$897	$—	$6,196	$—	$—	$897	$—	$6,196	$7,093	$(254)	2008	8/31/2011	(2)
Culpepper - Fayetteville Fayetteville, AK		$800	$—	$12,040	$—	$—	$800	$—	$12,040	$12,840	$(40)	2011	11/30/2012	(2)
Town Center Village Portland, OR	(1)	$2,481	$—	$35,813	$895	$—	$2,513	$—	$36,676	$39,189	$(1,678)	1985-1991	8/31/2011	(2)
Stevens Pass Skykomish, King and Chelan County, WA		$62	$13,084	$5,280	$450	$—	$237	$14,033	$4,606	$18,876	$(827)	1945-2000	11/17/2011	(2)
Good Neighbor - Washington Washington, IL		$428	$—	$8,961	$5	$—	$433	$—	$8,961	$9,394	$(249)	2009	12/29/2011	(2)
Good Neighbor - Pekin Pekin, IL		$504	$—	$8,190	$—	$—	$504	$—	$8,190	$8,694	$(229)	2009	12/29/2011	(2)
Good Neighbor - Sterling Sterling, IL		$549	$—	$7,653	$—	$—	$549	$—	$7,653	$8,202	$(224)	2008	12/29/2011	(2)
Solomon - Alpharetta Alpharetta, GA		$1,436	$—	$12,434	$11	$—	$1,436	$—	$12,445	$13,881	$(237)	1999 and 2009	4/30/2012	(2)
Solomon - Fayetteville Fayetteville, GA		$1,536	$—	$10,016	$—	$—	$1,536	$—	$10,016	$11,552	$(202)	In 1999	4/30/2012	(2)
Solomon - Gainesville Gainesville, GA		$2,869	$—	$31,695	$6	$—	$2,869	$—	$31,703	$34,572	$(603)	1999 and 2010	4/30/2012	(2)
Solomon - Stockbridge Stockbridge, GA		$1,158	$—	$10,225	$—	$—	$1,158	$—	$10,225	$11,383	$(195)	In 1998	4/30/2012	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2012 (in thousands)

					Costs Capitalized									Life on
					Subsequent to		Gross Amounts at which							which
		Initial Costs			Acquisition		Carried at Close of Period(3)							depre-
			Lease-					Lease-						ciation in
			hold					hold						latest
		Land &	Interests				Land &	Interests			Accumu-			income
		Land	and				Land	and			lated	Date of		state-
	Encumbe-	Improve-	Improve-		Improve-	Carrying	Improve-	Improve-			Depre-	Construc-	Date	ments is
Property/Location	rances	ments	ments	Buildings	ments	Costs	ments	ments	Buildings	Total	ciation	tion	Acquired	computed
Provision Living Godfrey Godfrey, IL		$351	$—	$9,521	$—	$—	$351	$—	$9,521	$9,872	$(157)	In 2010	5/7/2012	(2)
Amber Ridge Memory Care Moline, IL		$741	$—	$5,315	$—	$—	$741	$—	$5,315	$6,056	$(79)	In 2008	6/29/2012	(2)
Amber Ridge Assisted Living Moline, IL		$681	$—	$2,240	$184	$—	$770	$—	$2,335	$3,105	$(43)	In 2003	6/29/2012	(2)
The Lodge Carson City, Nevada		$923	$—	$12,933	$—	$—	$923	$—	$12,933	$13,856	$(188)	In 2009	6/29/2012	(2)
Rapids Waterpark West Palm Beach, Florida		$11,041	$—	$9,044	$6,023	$—	$17,064	$—	$9,044	$26,108	$(421)	1979 and 2007	6/29/2012	(2)
Laurel Creek Cumming, Georgia		$2,454	$—	$4,030	$—	$—	$2,454	$—	$4,030	$6,484	$(6)	In 2009	12/14/2012	(2)

		$995,653	$289,912	$745,617	$185,525	$—	$1,052,350	$316,419	$847,940	$2,216,709	$(355,891)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2012 (in thousands)

A summary of transactions in real estate and accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 are as follows:

Balance at December 31, 2009	$1,872,390	Balance at December 31, 2009	$(143,965)
2010 Acquisitions	99,904	2010 Depreciation	(75,660)

2010 Impairment provision	(26,880)	Balance at December 31, 2010	(219,625)

Balance at December 31, 2010	1,945,414	2011 Depreciation	(68,034)
2011 Acquisitions	148,139	2011 Accumulated depreciation on dispositions and assets held for sale	4,722

2011 Dispositions and assets held for sale	(31,926)	Balance at December 31, 2011	(282,937)
2011 Impairment provision	(16,691)	2012 Depreciation	(73,055)

Balance at December 31, 2011	2,044,936	2012 Accumulated depreciation on dispositions and assets held for sale	101

2012 Acquisitions	190,787	Balance at December 31, 2012	$(355,891)

2012 Dispositions and assets held for sale	(18,334)
2012 Impairment provision	(680)

Balance at December 31, 2012	$2,216,709

FOOTNOTES:

(1)	The property is encumbered at December 31, 2012.
(2)	Buildings and improvements are depreciated over 39 years. Leasehold improvements are depreciation over their estimated useful lives.
(3)	The aggregate cost for federal income tax purposes is approximately $2.3 billion.
(4)	The initial purchase price includes the original purchase price of $45.0 million, acquired July 23, 2006. On August 12, 2011, the Company purchased the golf facility, resort amenities and development land at this property for an additional $10.5 million. See Item 2. “Properties” for additional information.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2012 (in thousands)

As of December 31, 2012 and 2011, mortgages and other notes receivable consisted of the following (in thousands):

					Loan Principal Balance as of December 31,
Borrower (Description of Collateral Property)	Date of Loan Agreement(s)	Maturity Date	Interest Rate	Accrued Interest	2012	2011
Big Sky Resort (one ski resort)	9/23/2008	9/1/2014	12.0%	$680	$68,000	$68,000
CMR Properties, LLC and CM Resort, LLC (one ski property)	6/15/2010	9/30/2022	9.0% - 11.0%	765	16,537	15,670
Boyne USA, Inc. (four ski resorts)	8/10/2009	9/1/2014	6.3% - 15.0%	3,392	18,081	18,173
Evergreen Alliance Golf Limited, L.P.	11/12/2010	12/31/2016	LIBOR + 4%	190	5,911	5,902
PARC Myrtle Waves, LLC (one attractions property)	2/10/2011	2/10/2021	7.5%	225	9,000	9,000
Grand Prix Tampa, LLC (one attractions property)	7/31/2011	7/31/2016	8.5%	49	3,490	3,530

Total				$5,301	$$121,019	$120,275

Accrued interest					5,301	3,364
Acquisition fees, net					109	753
Loan origination fees, net					0	(40)
Loan loss provision (1)					(1,699)	0

Total carrying amount					$124,730	$124,352

FOOTNOTE:

(1)	The Company restructured leases relating to one of its largest golf tenant including a loan receivable that was restructured as part of a trouble debt restructuring and recorded a loan loss provision.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2012 (in thousands)

	2012	2011
Balance at beginning of period	$124,352	$116,427
New mortgage loans	5,526	17,317
Principal reduction	(4,879)	(9,473)
Loan loss provision	(1,699)	—
Accrued and deferred interest	2,035	1,017
Acquisition fees allocated, net	(645)	(997)
Loan origination fees, net	40	61

	$124,730	$124,352