Form 10-Q
period 2013-03-31
CNL LIFESTYLE PROPERTIES INC
filed 2013-05-14
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of common stock outstanding as of May 3, 2013 was 317,942,524

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands except per share data)

	March 31, 2013	December 31, 2012

ASSETS

Real estate investment properties, net (including $204,730 and $207,516 related to consolidated variable interest entities, respectively)	$2,156,013	$2,176,357
Investments in unconsolidated entities	274,877	287,339
Mortgages and other notes receivable, net	125,126	124,730
Deferred rent and lease incentives	108,259	109,507
Cash	105,014	73,224
Other assets	57,954	63,655
Restricted cash	49,753	40,316
Intangibles, net	33,572	35,457
Accounts and other receivables, net	18,298	21,700
Assets held for sale	10,525	5,743

Total Assets	$2,939,391	$2,938,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $79,498 and $80,481 related to non-recourse debt of consolidated variable interest entities, respectively)	$672,727	$649,002
Senior notes, net of discount	394,177	394,100
Line of credit	95,000	95,000
Other liabilities	67,085	47,445
Accounts payable and accrued expenses	43,430	40,064
Due to affiliates	1,323	986

Total Liabilities	1,273,742	1,226,597

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 339,184 and 337,213 shares issued and 317,942 and 316,371 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	3,179	3,164
Capital in excess of par value	2,814,126	2,803,346
Accumulated deficit	(172,745)	(149,446)
Accumulated distributions	(971,583)	(937,972)
Accumulated other comprehensive loss	(7,328)	(7,661)

Total Stockholders’ Equity	1,665,649	1,711,431

Total Liabilities and Stockholders’ Equity	$2,939,391	$2,938,028

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except per share data)

	Three Months Ended March 31,
	2013	2012

Revenues:
Rental income from operating leases	$47,465	$46,089
Property operating revenues	55,552	40,011
Interest income on mortgages and other notes receivable	3,419	3,103

Total revenues	106,436	89,203

Expenses:
Property operating expenses	53,981	43,232
Asset management fees to advisor	9,213	8,682
General and administrative	4,316	4,537
Ground lease and permit fees	4,780	4,195
Acquisition fees and costs	367	1,130
Other operating expenses	1,682	2,485
Bad debt expense	108	2,074
Depreciation and amortization	36,126	32,106

Total expenses	110,573	98,441

Operating loss	(4,137)	(9,238)

Other income (expense):
Interest and other income	440	43
Interest expense and loan cost amortization (includes $414 loss on termination of cash flow hedges for both periods presented)	(18,332)	(16,277)
Equity in (loss) earnings of unconsolidated entities	(1,123)	1,231

Total other expense	(19,015)	(15,003)

Loss from continuing operations	(23,152)	(24,241)

Discontinued operations	(147)	(502)

Net loss	$(23,299)	$(24,743)

Loss per share of common stock (basic and diluted)
Continuing operations	$(0.07)	$(0.08)
Discontinued operations	0.00	0.00

Loss per share	$(0.07)	$(0.08)

Weighted average number of shares of common stock outstanding (basic and diluted)	316,382	309,235

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012

Net loss	$(23,299)	$(24,743)
Other comprehensive income (loss):
Foreign currency translation adjustments	(460)	525
Changes in fair value of cash flow hedges:
Unrealized loss arising during the period	379	213
Loss on termination of cash flow hedges reclassed to interest expense	414	414

Total other comprehensive income	333	1,152

Total comprehensive loss	$(22,966)	$(23,591)

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012

(UNAUDITED)

(in thousands except per share data)

						Accumulated
	Common Stock		Capital in			Other	Total
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	Deficit	Distributions	Income (Loss)	Equity

Balance at December 31, 2011	309,215	$3,092	$2,743,972	$(73,373)	$(774,259)	$(9,452)	$1,889,980

Subscriptions received for common stock through reinvestment plan	8,329	83	68,953	—	—	—	69,036

Redemption of common stock	(1,173)	(11)	(9,579)	—	—	—	(9,590)

Net loss	—	—	—	(76,073)	—	—	(76,073)

Distributions, declared and paid ($0.5252 per share)	—	—	—	—	(163,713)	—	(163,713)

Foreign currency translation adjustment	—	—	—	—	—	531	531

Loss on termination of cash flow hedges reclassed to interest expense	—	—	—	—	—	1,655	1,655

Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 8)	—	—	—	—	—	(395)	(395)

Balance at December 31, 2012	316,371	$3,164	$2,803,346	$(149,446)	$(937,972)	$(7,661)	$1,711,431

Subscriptions received for common stock through reinvestment plan	1,976	19	13,695	—	—	—	13,714

Redemption of common stock	(405)	(4)	(2,915)	—	—	—	(2,919)

Net loss	—	—	—	(23,299)	—	—	(23,299)

Distributions, declared and paid ($0.1063 per share)	—	—	—	—	(33,611)	—	(33,611)

Foreign currency translation adjustment	—	—	—	—	—	(460)	(460)

Loss on termination of cash flow hedges reclassed to interest expense	—	—	—	—	—	414	414

Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 8)	—	—	—	—	—	379	379

Balance at March 31, 2013	317,942	$3,179	$2,814,126	$(172,745)	$(971,583)	$(7,328)	$1,665,649

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012

Operating activities:
Net cash provided by operating activities	$48,644	$22,157

Investing activities:
Capital expenditures	(15,478)	(12,878)
Proceeds from sale of property	675	—
Proceeds from disposal of assets	27	—
Investments in and contributions to unconsolidated entities	—	(1,864)
Distributions from unconsolidated entities	—	7,977
Deposits on real estate investments	—	(200)
Return collateral on loan	8,684	—
Issuance of mortgage loans receivable	(81)	—
Principal payments received on mortgage loans receivable	73	11
Changes in restricted cash	(9,451)	(7,251)
Other	—	(18)

Net cash used in investing activities	(15,551)	(14,223)

Financing activities:
Redemptions of common stock	(2,919)	(1,744)
Distributions to stockholders, net of distributions reinvested	(19,897)	(27,477)
Proceeds from mortgage loans and other notes payable	30,000	30,800
Principal payments on mortgage loans and senior notes	(5,886)	(19,041)
Principal payments on capital leases	(1,947)	(1,300)
Payment of loan costs	(640)	(2,166)
Other	—	(4)

Net cash used in financing activities	(1,289)	(20,932)

Effect of exchange rate fluctuations on cash	(14)	(12)

Net increase (decrease) in cash	31,790	(13,010)

Cash at beginning of period	73,224	162,839

Cash at end of period	$105,014	$149,829

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

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

As of March 31, 2013, the Company owned 178 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, golf facilities, senior housing, attractions, marinas and additional lifestyle properties. Fifty of these 178 properties are owned through unconsolidated joint ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and is most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation. The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments. The Company raises capital through its distribution reinvestment plan (“DRP”) and uses such proceeds to make investments and for other corporate purposes. The Company may make selected asset dispositions and reinvest those proceeds in other income producing investment opportunities or other permitted investments in order to maximize the growth and value of its portfolio.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements include the Company’s accounts, the accounts of wholly owned subsidiaries or subsidiaries for which the Company has a controlling interest, the accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and the accounts of other subsidiaries over which the Company has a controlling financial interest. All material intercompany accounts and transactions have been eliminated in consolidation.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

2.	Significant Accounting Policies (continued):

Revision to Previously Issued Financial Statements — In connection with the preparation of its financial statements for the three months ended March 31, 2013, the Company determined that the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and for the year ended December 31, 2012 contained an error in the presentation of a deposit escrowed as additional collateral to one of the Company’s loans, entered into by a non-guarantor subsidiary, in the amount of approximately $11.2 million. Accordingly, the Company will revise the Consolidated Statements of Cash Flows and the Supplemental Consolidating Statement of Cash Flows for the nine months ended September 30, 2012 and for the year ended December 31, 2012 (in thousands):

	Nine Month Ended September 30, 2012	Year Ended December 31, 2012
CNL Lifestyle Properties, Inc.
Cash flows provided by operating activities, as reported	$82,799	$76,726
Cash flows provided by operating activities, as revised	$93,966	$87,893
Cash flows used in investing activities, as reported	$(227,310)	$(260,297)
Cash flows used in investing activities, as revised	$(238,477)	$(271,464)

Non-Guarantor Subsidiaries
Cash flows provided by operating activities, as reported	$71,502	$70,093
Cash flows provided by operating activities, as revised	$82,669	$81,260
Cash flows used in investing activities, as reported	$(207,972)	$(233,256)
Cash flows used in investing activities, as revised	$(219,139)	$(244,423)

The Company concluded that the corrections are not material to any of its previously issued consolidated financial statements based on an analysis of quantitative and qualitative factors performed in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 99, “Materiality.” The error and revisions do not affect the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Losses, Consolidated Statements of Stockholders’ Equity, Supplemental Consolidating Balance Sheet, Supplemental Consolidating Statement of Operations, Supplemental Consolidating Statement of Comprehensive Loss or cash balances for any reporting periods. Additionally, the revisions do not affect the Company’s compliance with any financial covenants.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other (Topic 350).” This ASU provides an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired and to determine whether it should perform a quantitative impairment test. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material effect on the Company’s financial statements and disclosures.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

2.	Significant Accounting Policies (continued):

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (Topic 210).” This ASU also serves to amend the disclosure requirements in FASB ASU 815, “Derivatives and Hedging.” This ASU will require companies to provide both net amounts (those that are offset) and gross information (as if amounts are not offset) in notes to the financial statements. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, that clarifies which instruments and transactions are subject to the offsetting disclosure requirement within the scope of ASU 2011-11. This ASU is effective for interim and annual periods beginning after January 1, 2013. The adoption of this ASU did not have a material effect on the Company’s financial statements and disclosures. See Footnote 8. “Derivative Instruments and Hedging Activities” for additional information.

3.	Real Estate Investment Properties, net:

Real Estate Investment Properties, net — As of March 31, 2013 and December 31, 2012, the Company had accumulated depreciation and amortization of approximately $682.4 million and $650.0 million, respectively.

Assets Held for Sale — As of December 31, 2012, the Company classified four properties as assets held for sale. During the three months ended March 31, 2013, the Company sold one of these properties and classified one new property as an asset held for sale. The balances consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Land and land improvements	$3,784	$2,874
Building and building improvements	5,904	2,157
Equipment	837	712

Total	$10,525	$5,743

4.	Discontinued Operations:

The Company classified the revenues and expenses related to all real estate properties sold and all real estate properties considered as assets held for sale which were not accounted for under the equity method of accounting as of March 31, 2013, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The table is a summary of income (loss) from discontinued operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012

Revenues	$685	$661
Expenses	(778)	(709)
Depreciation and amortization	(57)	(116)
Impairment provision	—	(267)

Operating loss	(150)	(431)
Total other income (expense)	3	(71)

Discontinued operations	$(147)	$(502)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

5.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs — The Company has five wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to potential future buy-out options held by the respective tenants. Three tenants’ buy-out options were exercisable as of March 31, 2013 and are exercisable through March 2026, the date of lease expiration. At March 31, 2013, the tenants have not elected to exercise the buy-out options. The remaining two buy-out options become exercisable in 2014. In addition, two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying unaudited condensed consolidated financial statements. At March 31, 2013, the Company had no change to its five wholly-owned subsidiaries that were deemed to be VIEs.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	March 31, 2013	December 31, 2012

Assets
Real estate investment properties, net	$204,730	$207,516
Other assets	$33,166	$39,618

Liabilities
Mortgages and other notes payable	$79,498	$80,481
Other liabilities	$15,328	$15,806

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities, which totaled approximately $143.1 million and $150.8 million as of March 31, 2013 and December 31, 2012, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities — The Company also holds ownership in five ventures, the DMC Partnership, the Intrawest Venture, CNLSun I Venture, CNLSun II Venture and CNLSun III Venture. Of these, the Intrawest Venture was deemed a VIE in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partner in the Intrawest Joint Venture, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is limited to the carrying amount of its investment in the venture, which totaled approximately $24.1 million and $23.5 million as of March 31, 2013 and December 31, 2012, respectively. In December 2012, the Intrawest Venture decided to market for sale its seven destination retail properties to third–party buyers.

In December 2012, in connection with an existing purchase option held by Sunrise Living Investments, Inc. (“Sunrise”), the Company’s venture partner in its three senior housing ventures, the Company entered into an agreement with Health Care REIT, Inc. (“HCN”), as a result of a potential merger by HCN with Sunrise. Under the agreement, HCN and Sunrise have agreed to purchase the Company’s interests in the CNLSun I, CNLSun II and CNLSun III Ventures, which own 42 properties in total, for an aggregate purchase price of approximately $195.9 million subject to adjustment based on the closing date and actual cash flow distribution (the “Joint Venture Dispositions”). The Joint Venture Dispositions were conditioned upon the merger of HCN with Sunrise, which was completed in January 2013. The Company expects the sale of these three ventures to close in 2013. For the three months ended March 31, 2013 and 2012, the Company recorded aggregate equity loss of approximately $(5.1) million and $(1.5) million, respectively, and received aggregate cash distributions of $7.8 million and $8.8 million, respectively, from CNLSun I, CNLSun II and CNLSun III Ventures.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

5.	Variable Interest and Unconsolidated Entities (Continued):

The following tables present financial information for the Company’s unconsolidated entities for the three months ended March 31, 2013 and 2012, and as of March 31, 2013 and December 31, 2012 (in thousands):

Summarized operating data:

	Three Months Ended March 31, 2013
	DMC Partnership	Intrawest Venture		CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total

Revenues	$7,452	$—		$35,173	$9,633	$10,835	$63,093
Property operating expenses	(160)	—		(22,919)	(8,889)	(7,358)	(39,326)
Depreciation and amortization	(2,298)	—		(5,587)	(1,108)	(1,448)	(10,441)
Interest expense	(1,971)	—		(8,037)	(1,155)	(1,464)	(12,627)
Interest and other income	2	—		12	—	—	14

Income (loss) from continuing operations	3,025	—		(1,358)	(1,519)	565	713
Discontinued operations (4)	—	1,340		—	—	—	1,340

Net income (loss)	$3,025	$1,340		$(1,358)	$(1,519)	$565	$2,053

Income (loss) allocable to other venture partners (1)	$227	$—	(3)	$420	$(463)	$1,872	$2,056

Income (loss) allocable to the Company (1)	$2,798	$1,340		$(1,778)	$(1,056)	$(1,307)	$(3)
Amortization of capitalized costs	(108)	(58)		(653)	(215)	(86)	(1,120)

Equity in earnings (loss) of unconsolidated entities	$2,690	$1,282		$(2,431)	$(1,271)	$(1,393)	$(1,123)

Distribution declared to the Company	$2,797	$369		$3,877	$517	$825	$8,385

Distributions received by the Company	$2,852	$689		$3,952	$528	$3,305	$11,326

	Three Months Ended March 31, 2012
	DMC Partnership	Intrawest Venture		CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total

Revenues	$7,244	$—		$33,703	$9,036	$10,703	$60,686
Property operating expenses	(163)	—		(21,661)	(6,928)	(7,092)	(35,844)
Depreciation and amortization	(2,248)	—		(5,228)	(1,361)	(1,572)	(10,409)
Interest expense	(2,086)	—		(8,113)	(1,168)	(1,465)	(12,832)
Interest and other income (expense)	22	—		(182)	(120)	(261)	(541)

Income (loss) from continuing operations	2,769	—		(1,481)	(541)	313	1,060
Discontinued operations (4)	—	(226)		—	—	—	(226)

Net income (loss)	$2,769	$(226)		$(1,481)	$(541)	$313	$834

Loss allocable to other venture partners (1)	$(52)	$(355	)(3)	$(701)	$(240)	$(182)	$(1,530)

Income (loss) allocable to the Company (1)	$2,821	$129		$(780)	$(301)	$495	$2,364
Amortization of capitalized costs	(122)	(58)		(653)	(215)	(85)	(1,133)

Equity in earnings (loss) of unconsolidated entities	$2,699	$71		$(1,433)	$(516)	$410	$1,231

Distribution declared to the Company	$2,821	$68		$3,894	$2,142 (2)	$2,796 (2)	$11,721

Distributions received by the Company	$2,860	$318		$3,909	$2,151 (2)	$2,702 (2)	$11,940

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

5.	Variable Interest and Unconsolidated Entities (Continued):

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)

Includes approximately $0.6 million and $0.8 million in distributions representing our respective preferred return on CNLSun II and CNLSun III ventures, respectively, in accordance with the venture agreements and approximately $1.5 million and $1.9 million in return of capital on CNLSun II and CNLSun III, respectively.

(3)

This amount represents the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.

(4)	In connection with the proposed sale, the venture reclassified and included the results of operations from its seven properties as discontinued operations.

As of March 31, 2013 and December 31, 2012, the Company’s share of partners’ capital determined under HLBV was approximately $257.0 million and $265.3 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $17.9 million and $22.0 million, respectively.

6.	Mortgages and Other Notes Receivable:

The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $121.4 million and $121.0 million as of March 31, 2013 and December 31, 2012, respectively, based on discounted cash flows for each individual instrument based on market interest rates as of March 31, 2013 and December 31, 2012, respectively. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts and other receivables approximates the carrying value as of March 31, 2013 and December 31, 2012 because of the relatively short maturities of the obligations.

7.	Indebtedness:

The estimated fair values of mortgages and other notes payable and the line of credit were approximately $764.2 million and $742.9 million as of March 31, 2013 and December 31, 2012, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair values of the senior notes was approximately $402.9 million and $385.6 million as of March 31, 2013 and December 31, 2012, respectively, based on prices traded for similar or identical instruments in active or inactive markets and is categorized as level 2 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2013 and December 31, 2012 because of the relatively short maturities of the obligations.

8.	Derivative Instruments and Hedging Activities:

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

8.	Derivative Instruments and Hedging Activities (Continued):

As of March 31, 2013 and December 31, 2012, the Company had five interest rate swaps that were designated as cash flow hedges of interest payments from their inception with maturity dates between December 2015 through September 2019. The fair value of the Company’s derivative financial instruments as of March 31, 2013 and December 31, 2012, was included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

		As of March 31, 2013			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount

$62,403		$(2,265)	$—	$(2,265)	$(2,265)	$—	$(2,265)
$8,991		$(1,158)	$—	$(1,158)	$(1,158)	$—	$(1,158)
$17,915	(1)	$(419)	$—	$(419)	$(419)	$—	$(419)
$16,125		$(697)	$—	$(697)	$(697)	$—	$(697)
$25,000		$(671)	$—	$(671)	$(671)	$—	$(671)

		As of December 31, 2012			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount

$62,856		$(2,423)	$—	$(2,423)	$(2,423)	$—	$(2,423)
$9,070		$(1,238)	$—	$(1,238)	$(1,238)	$—	$(1,238)
$18,434	(1)	$(460)	$—	$(460)	$(460)	$—	$(460)
$16,350		$(761)	$—	$(761)	$(761)	$—	$(761)
$25,000		$(716)	$—	$(716)	$(716)	$—	$(716)

FOOTNOTE:

(1)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.4%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 0.98 and 1.00 Canadian dollars for $1.00 U.S. dollar on March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

9.	Fair Value Measurements:

The Company is making an accounting policy election to use the exception in ASC 820-10-35-18D with respect to measuring fair value of a group of financial assets and financial liabilities entered into with a particular counterparty, where the Company reports the net exposure to the credit risk of that counterparty.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

9.	Fair Value Measurements (Continued):

The Company had four investment properties that were classified as assets held for sale and were carried at fair value as of March 31, 2013. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, management’s estimated cash flows over various holding periods, discounted using a range of estimated capitalization rates, and estimated net sale prices from third party offers.

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

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of March 31, 2013 and December 31, 2012, as follows (in thousands):

	Fair Value Measurement as of March 31, 2013	Level 1	Level 2	Level 3

Assets:
Asset held for sale carried at the lower of cost or fair value	$10,525	$—	$—	$10,525

Liabilities:
Derivative instruments	$5,210	$—	$5,210	$—

	Fair Value Measurement as of December 31, 2012	Level 1	Level 2	Level 3

Assets:
Assets held for sale carried at the lower of costs or fair value	$5,743	$—	$—	$5,743

Liabilities:
Derivative instruments	$5,598	$—	$5,598	$—

10.	Related Party Arrangements:

In January 2013, the Company’s operating partnership entered into an exclusive right of sale listing agreement with CNL Commercial Real Estate Inc. (“CCRE”), an affiliate of the Company, pursuant to which in exchange for CCRE’s solicitation of purchasers for the sale of one of the Company’s additional lifestyle properties, the operating partnership will pay CCRE a commission equal to either (i) 2% of the gross sales price; or (ii) 3% of the gross sales price if a cooperating broker assists in the sale. The term of the exclusive right of sale listing agreement is from January 15, 2013 through July 31, 2013.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

10.	Related Party Arrangements (Continued):

For the three months ended March 31, 2013 and 2012, the Advisor and former advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Acquisition fees:
Acquisition fees from distribution reinvestment plan	$322	$574
Acquisition fees from debt proceeds	234	924

Total	556	1,498

Asset management fees	9,213	8,682

Reimbursable expenses:
Acquisition costs	67	78
Operating expenses	3,025	1,978

Total	3,092	2,056

Total fees earned and reimbursable expenses	$12,861	$12,236

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	March 31, 2013	December 31, 2012

Due to the Advisor and its affiliates:
Asset management fees	$—	$14
Operating expenses	741	509
Acquisition fees and expenses	582	463

Total due to affiliates	$1,323	$986

The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended March 31, 2013, operating expenses did not exceed the Expense Cap.

The Company also maintains accounts at a bank in which the Company’s chairman serves as a director. The Company had deposits at that bank of approximately $7.0 million and $5.5 million as of March 31, 2013 and December 31, 2012, respectively.

11.	Stockholders’ Equity:

Distribution Reinvestment Plan — For the three months ended March 31, 2013, the Company received aggregate proceeds of approximately $13.7 million (representing 2.0 million shares) through its DRP.

Distributions — For the three months ended March 31, 2013, the Company declared and paid distributions of approximately $33.6 million ($0.1063 per share).

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

11.	Stockholders’ Equity (Continued):

Redemption of Shares — The following details the activity of the pending redemption requests for the three months ended March 31, 2013 (in thousands except per share data):

Requests in queue	9,726
Redemptions requested	716
Shares redeemed:
Prior period requests	(213)
Current period requests	(192)
Adjustments (1)	(75)

Pending redemption requests (2)	9,962

Average price paid per share	$7.31

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

12.	Supplemental Condensed Consolidating Financial Statements:

The Company issued senior obligations which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional.

In June 2012, the Company revised the classification of intercompany financing with its consolidated subsidiaries on its consolidated statements of cash flows to present them correctly as cash flows from investing activities. These amounts were previously classified as cash flows from financing activities. The Company has determined that these revisions are not material to the related financial statements. The impact of these revisions for the three months ended March 31, 2012 (which eliminate in consolidation) is to increase cash inflows from investing activities and decrease cash inflows from financing activities for the Issuer by approximately $30.4 million.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements (Continued):

The following summarizes the Company’s unaudited condensed consolidating balance sheet as of March 31, 2013 and December 31, 2012, statement of operations, statement of comprehensive income (loss) and statement of cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

Condensed Consolidating Balance Sheet:

	As of March 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$1,056,055	$1,099,958	$—	$2,156,013
Investments in unconsolidated entities	—	274,877	—	—	274,877
Investments in subsidiaries	1,988,858	1,153,815	2,572,986	(5,715,659)	—
Mortgages and other notes receivable, net	—	39,632	121,626	(36,132)	125,126
Deferred rent and lease incentives	—	86,864	21,395	—	108,259
Cash	73,227	10,053	21,734	—	105,014
Other assets	13,502	18,456	25,996	—	57,954
Restricted cash	57	26,347	23,349	—	49,753
Intangibles, net	—	16,312	17,260	—	33,572
Accounts and other receivables, net	—	10,125	8,173	—	18,298
Assets held for sale	—	10,525	—	—	10,525

Total Assets	$2,075,644	$2,703,061	$3,912,477	$(5,751,791)	$2,939,391

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$252,313	$453,482	$(33,068)	$672,727
Senior notes, net of discount	394,177	—	—	—	394,177
Line of credit	—	95,000	—	—	95,000
Other liabilities	—	35,896	31,189	—	67,085
Accounts payable and accrued expenses	14,767	11,743	19,984	(3,064)	43,430
Due to affiliates	1,051	4	268	—	1,323

Total Liabilities	409,995	394,956	504,923	(36,132)	1,273,742

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,179	—	—	—	3,179
Capital in excess of par value	2,814,126	5,443,550	7,908,957	(13,352,507)	2,814,126
Accumulated earnings (deficit)	(172,745)	311,703	338,029	(649,732)	(172,745)
Accumulated distributions	(971,583)	(3,447,148)	(4,832,104)	8,279,252	(971,583)
Accumulated other comprehensive loss	(7,328)	—	(7,328)	7,328	(7,328)

	1,665,649	2,308,105	3,407,554	(5,715,659)	1,665,649

Total Liabilities and Stockholders’ Equity	$2,075,644	$2,703,061	$3,912,477	$(5,751,791)	$2,939,391

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Balance Sheet:

	As of December 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$1,066,297	$1,110,060	$—	$2,176,357
Investments in unconsolidated entities	—	287,339	—	—	287,339
Investments in subsidiaries	2,061,102	1,208,475	2,684,880	(5,954,457)	—
Cash	39,219	14,125	19,880	—	73,224
Mortgages and other notes receivable, net	—	38,987	121,190	(35,447)	124,730
Deferred rent and lease incentives	—	86,752	22,755	—	109,507
Other assets	13,967	16,057	33,631	—	63,655
Restricted cash	46	20,009	20,261	—	40,316
Intangibles, net	—	16,481	18,976	—	35,457
Accounts and other receivables, net	—	11,939	9,761	—	21,700
Assets held for sale	—	5,743	—	—	5,743

Total Assets	$2,114,334	$2,772,204	$4,041,394	$(5,989,904)	$2,938,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$255,942	$426,127	$(33,067)	$649,002
Senior notes, net of discount	394,100	—	—	—	394,100
Line of credit	—	95,000	—	—	95,000
Other liabilities	—	23,533	23,912	—	47,445
Accounts payable and accrued expenses	7,857	12,306	22,281	(2,380)	40,064
Due to affiliates	946	3	37	—	986

Total Liabilities	402,903	386,784	472,357	(35,447)	1,226,597

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,164	—	—	—	3,164
Capital in excess of par value	2,803,346	5,389,388	7,846,451	(13,235,839)	2,803,346
Accumulated earnings (deficit)	(149,446)	313,032	338,888	(651,920)	(149,446)
Accumulated distributions	(937,972)	(3,317,000)	(4,608,641)	7,925,641	(937,972)
Accumulated other comprehensive loss	(7,661)	—	(7,661)	7,661	(7,661)

	1,711,431	2,385,420	3,569,037	(5,954,457)	1,711,431

Total Liabilities and Stockholders’ Equity	$2,114,334	$2,772,204	$4,041,394	$(5,989,904)	$2,938,028

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Three Months Ended March 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$25,468	$21,997	$—	$47,465
Property operating revenues	—	8,682	46,870	—	55,552
Interest income on mortgages and other notes receivable	—	1,041	3,345	(967)	3,419

Total revenues	—	35,191	72,212	(967)	106,436

Expenses:
Property operating expenses	—	12,870	41,111	—	53,981
Asset management fees to advisor	9,213	—	—	—	9,213
General and administrative	3,499	415	402	—	4,316
Ground lease and permit fees	—	2,890	1,890	—	4,780
Acquisition fees and costs	367	—	—	—	367
Other operating expenses	174	211	1,297	—	1,682
Bad debt expense	—	98	10	—	108
Depreciation and amortization	—	16,243	19,883	—	36,126

Total expenses	13,253	32,727	64,593	—	110,573

Operating income (loss)	(13,253)	2,464	7,619	(967)	(4,137)

Other income (expense):
Interest and other income (expense)	5	467	(32)	—	440
Interest expense and loan cost amortization (includes $414 loss on termination of cash flow hedges)	(7,857)	(5,627)	(5,815)	967	(18,332)
Equity in earnings of unconsolidated entities	—	(1,123)	—	—	(1,123)
Equity in earnings (loss), intercompany	(2,194)	2,638	(2,632)	2,188	—

Total other income (expense)	(10,046)	(3,645)	(8,479)	3,155	(19,015)

Income (loss) from continuing operations	(23,299)	(1,181)	(860)	2,188	(23,152)
Discontinued operations	—	(147)	—	—	(147)

Net income (loss)	$(23,299)	$(1,328)	$(860)	$2,188	$(23,299)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Three Months Ended March 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$25,667	$20,422	$—	$46,089
Property operating revenues	—	5,984	34,027	—	40,011
Interest income on mortgages and other notes receivable	—	2,212	3,190	(2,299)	3,103

Total revenues	—	33,863	57,639	(2,299)	89,203

Expenses:
Property operating expenses	—	10,739	32,493	—	43,232
Asset management fees to advisor	8,682	—	—	—	8,682
General and administrative	3,734	102	701	—	4,537
Ground lease and permit fees	—	2,470	1,725	—	4,195
Acquisition fees and costs	927	—	203	—	1,130
Other operating expenses	126	759	1,600	—	2,485
Bad debt expense	—	2,064	10	—	2,074
Depreciation and amortization	—	15,513	16,593	—	32,106

Total expenses	13,469	31,647	53,325	—	98,441

Operating income (loss)	(13,469)	2,216	4,314	(2,299)	(9,238)

Other income (expense):
Interest and other income (expense)	51	(24)	16	—	43
Interest expense and loan cost amortization (includes $414 loss on termination of cash flow hedges)	(7,940)	(3,997)	(6,639)	2,299	(16,277)
Equity in earnings of unconsolidated entities	—	1,231	—	—	1,231
Equity in earnings (loss), intercompany	(3,385)	2,932	(11,182)	11,635	—

Total other income (expense)	(11,274)	142	(17,805)	13,934	(15,003)

Income (loss) from continuing operations	(24,743)	2,358	(13,491)	11,635	(24,241)
Discontinued operations	—	(502)	—	—	(502)

Net income (loss)	$(24,743)	$1,856	$(13,491)	$11,635	$(24,743)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Other Comprehensive Income (Loss):

	For the Three Months Ended March 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(23,299)	$(1,328)	$(860)	$2,188	$(23,299)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(460)	—	(460)
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	—	—	379	—	379
Loss on termination of cash flow hedges reclassed to interest expense	—	—	414	—	414

Total other comprehensive income	—	—	333	—	333

Comprehensive income (loss)	$(23,299)	$(1,328)	$(527)	$2,188	$(22,966)

	For the Three Months Ended March 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(24,743)	$1,856	$(13,491)	$11,635	$(24,743)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	525	—	525
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	—	—	213	—	213
Loss on termination of cash flow hedges reclassed to interest expense	—	—	414	—	414

Total other comprehensive income	—	—	1,152	—	1,152

Comprehensive income (loss)	$(24,743)	$1,856	$(12,339)	$11,635	$(23,591)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Three Months Ended March 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(13,549)	$30,967	$31,226	$—	$48,644

Investing activities:
Capital expenditures	—	(5,431)	(10,047)	—	(15,478)
Proceeds from sale of property	—	1,000	(325)	—	675
Proceeds from disposal of assets	—	—	27		27
Return collateral on loan	—	—	8,684	—	8,684
Issuance of mortgage loans receivable	—	—	(81)	—	(81)
Principal payments received on mortgage loans receivable	—	15	58	—	73
Changes in restricted cash	(11)	(6,337)	(3,103)	—	(9,451)
Intercompany investing	70,384	—	—	(70,384)	—

Net cash provided by (used in) investing activities	70,373	(10,753)	(4,787)	(70,384)	(15,551)

Financing activities:
Redemptions of common stock	(2,919)	—	—	—	(2,919)
Distributions to stockholders, net of reinvestments	(19,897)	—	—	—	(19,897)
Proceeds from mortgage loans and other notes payable	—	—	30,000	—	30,000
Principal payments on mortgage loans and senior notes	—	(3,140)	(2,746)	—	(5,886)
Principal payments on capital leases	—	(1,284)	(663)	—	(1,947)
Payment of loan costs	—	—	(640)	—	(640)
Intercompany financing	—	(19,862)	(50,522)	70,384	—

Net cash provided by (used in) financing activities	(22,816)	(24,286)	(24,571)	70,384	(1,289)

Effect of exchange rate fluctuation on cash	—	—	(14)	—	(14)

Net increase (decrease) in cash	34,008	(4,072)	1,854	—	31,790
Cash at beginning of period	39,219	14,125	19,880	—	73,224

Cash at end of period	$73,227	$10,053	$21,734	$—	$105,014

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Three Months Ended March 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(13,595)	$24,423	$11,329	$—	$22,157

Investing activities:
Capital expenditures	—	(12,777)	(101)	—	(12,878)
Investment in and contributions to unconsolidated entities	—	(1,864)	—	—	(1,864)
Distributions from unconsolidated entities	—	7,977	—	—	7,977
Deposits on real estate investments	(200)	—	—	—	(200)
Other	—	—	(18)	—	(18)
Principal payments received on mortgage loans receivable	—	11	—	—	11
Changes in restricted cash	(36)	(3,097)	(4,118)	—	(7,251)
Intercompany investing	30,261	—	—	(30,261)	—

Net cash provided by (used in) investing activities	30,025	(9,750)	(4,237)	(30,261)	(14,223)

Financing activities:
Redemptions of common stock	(1,744)	—	—	—	(1,744)
Distributions to stockholders, net of reinvestments	(27,477)	—	—	—	(27,477)
Proceeds from mortgage loans and other notes payable	—	—	30,800	—	30,800
Principal payments on mortgage loans and senior notes	—	(1,931)	(17,110)	—	(19,041)
Principal payments on capital leases	—	(767)	(533)	—	(1,300)
Payment of loan costs	(3)	—	(2,163)	—	(2,166)
Other	(4)	—	—	—	(4)
Intercompany financing	—	(15,966)	(14,295)	30,261	—

Net cash provided by (used in) financing activities	(29,228)	(18,664)	(3,301)	30,261	(20,932)

Effect of exchange rate fluctuation on cash	—	—	(12)	—	(12)

Net increase (decrease) in cash	(12,798)	(3,991)	3,779	—	(13,010)
Cash at beginning of period	134,608	11,268	16,963	—	162,839

Cash at end of period	$121,810	$7,277	$20,742	$—	$149,829

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

13.	Commitments and Contingencies:

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

In April 2013, the Company completed the sale of its additional lifestyle property that was classified as one of the four properties held for sale as of March 31, 2013 for approximately $8.5 million and recorded a gain of approximately $1.8 million. In connection with the sale, the Company will pay approximately $0.2 million in commission to CCRE for solicitation of the purchasers pursuant to the exclusive right of sale listing agreement. See “Related Party Arrangements” above for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2012. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.

Caution Concerning Forward-Looking Statements

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share value of the Company’s common stock, and other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; failure to successfully manage growth or integrate acquired properties and operations; the Company’s ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to maintain the Company’s REIT qualification; and the Company’s ability to protect its intellectual property and the value of its brand.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this and the Company’s other quarterly reports on Form 10-Q, and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at http://www.cnllifestyleproperties.com.

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

GENERAL

CNL Lifestyle Properties, Inc. is a Maryland corporation incorporated on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally lease on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. We also engage third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. When beneficial to our investment structure and as a result of tenant defaults, we engage third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. We have also made loans (including mortgage, mezzanine and other loans) generally collateralized by interests in real estate. We have engaged CNL Lifestyle Advisor Corporation (the “Advisor”) as our Advisor to provide management, acquisition, disposition, advisory and administrative services.

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of May 3, 2013, we had a portfolio of 177 lifestyle properties of which 52 properties (three consolidated properties and 49 unconsolidated properties held through four joint ventures) are classified as assets held for sale and are expected to be sold in 2013. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 19% in ski and mountain lifestyle, 15% in golf facilities, 33% in senior housing, 13% in attractions, 5% in marinas and 15% in additional lifestyle properties.

As a mature REIT, a significant focus is to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for a potential future listing or other liquidity event(s), and our board of directors will undertake an evaluation of various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the listing of our common stock.

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

The following table illustrates property level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties. We have only included property-level operating performance for consolidated properties in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented and have included information for both leased and managed properties. We have not included performance data on acquisitions made after January 1, 2012 because we did not own those properties during the entirety of both periods presented below. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes performance of properties leased to third-party tenants and excludes performance of any properties acquired during the current periods presented. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

	Number	Quarter Ended March 31,
	of	2013		2012		Increase/(Decrease)
	Properties	Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA

Ski and mountain lifestyle	16	$235,084	$113,380	$199,934	$87,422	17.6%	29.7%
Golf	49	34,490	8,930	34,716	8,259	-0.7%	8.1%
Attractions	19	8,612	(11,302)	7,395	(11,688)	16.5%	3.3%
Marinas	17	6,046	2,140	5,958	1,899	1.5%	12.7%
Additional lifestyle	6	37,024	7,745	33,637	6,236	10.1%	24.2%

	107	$321,256	$120,893	$281,640	$92,128	14.1%	31.2%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the three months ended March 31, 2013, our tenants and managers reported to us an increase in revenue and property-level EBITDA of 14.1% and 31.2%, respectively, as compared to the same period in the prior year. The increase was primarily attributable to our ski and mountain lifestyle properties, additional lifestyle properties and attractions properties. Our ski and mountain lifestyle properties and our additional lifestyle properties, which include the Omni Mount Washington Resort, experienced a strong 2012/2013 ski season as a result of the return to a normal level of natural snowfall and favorable snowmaking conditions as compared to unprecedented low levels of natural snowfall for the same period in 2012. Our attractions properties experienced an increase in revenue due to rate inflation, and increases in visitations and in-park spending as compared to the same period in 2012. Our attractions properties are in their off-peak season during first, second and fourth quarters due to the nature of their business and have improved in their EBITDA primarily due to cost controls. Our golf facilities experienced a slight decrease in rounds played as a direct result of the unusually warm weather conditions experienced during the winter of 2012 as compared to normal conditions in 2013, however, operator-driven efficiencies resulted in an 8.1% increase in EBITDA over the prior year.

When evaluating our senior housing properties’ performance, management reviews operating statistics of the underlying properties, including revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which is defined as total revenue divided by number of occupied units, is a widely used performance metric within the healthcare sector. This metric assists us to determine the ability of our operators to achieve market rental rates and to obtain revenues from providing healthcare related services. As of March 31, 2013, the managers for our 52 comparable properties reported to us an increase in occupancy of 3.0% as compared to the same period in 2012 and an increase in RevPOU of 2.9% for the three months ended March 31, 2013 as compared to the same period in 2012. The increases in occupancy and RevPOU were driven primarily due to strong demands and rate increases at the properties.

The following table presents same store unaudited property-level information for our senior housing properties as of March 31, 2013 and 2012 (in thousands):

	Number	Three Months Ended March 31,
	of	2013		2012		Increase/(Decrease)
	Properties	Occupancy	RevPOU	Occupancy	RevPOU	Occupancy	RevPOU

Senior housing	52	90.5%	$6,343	87.9%	$6,167	3.0%	2.9%

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

Ski and Mountain Lifestyle. According to the National Ski Areas Association and the preliminary Kottke National End of Season Survey 2012/13, the U.S. ski industry recorded a total of 56.6 million visits, up 11.0% from a weather-challenged 2011/12 season. Our ski resorts finished the season with preliminary skier visits totaling 6.05 million, up 10.4% over the prior year. As the industry results largely represent a recovery over the prior winter season, it is important to note that many of our resorts, most notably in the Northeast, performed better than the competition during the low snow of 2011/12 due to our continued investment in snowmaking infrastructure. Those results reinforce our commitment to efficient snowmaking technology as a key hedge against low snowfall, allowing our resorts to maintain consistent and high-quality ski terrain throughout each season. As of March 31, 2013, revenues for the winter season were up 16.0% over last year, resulting in higher spend per guest. In addition, resorts which began pre-selling season passes during the months of March and April for the 2013/14 season have reported an uptick in sales pace, largely fueled by significant snowfall during those months.

Golf. Golf Datatech, one of the leading golf industry providers, reported a decrease of 7.7% in total rounds played in the U.S. for the two months ended February 28, 2013 as compared to same period in 2012. The decrease in year-over-year rounds played was a direct result of the unusually warm weather conditions experienced during the winter of 2012 as compared to normal conditions in 2013. Therefore, the industry anticipates rounds in 2013 to be less than those in 2012.

Attractions. Our properties include regional gated amusement parks and water parks that generally draw most of their visitation from local markets. Regional and local attractions have historically been resistant to recession, with inclement weather being a more significant factor impacting attendance. For the three months ended March 31, 2013, our attractions portfolio exhibited an increase in property-level revenue of approximately 16.5% as compared to the same period in 2012. The increase was due to rate inflation, and increases in visitations and in-park spending as compared to the same period in 2012. Our large attractions properties are in their off-peak season during first, second and fourth quarters due to the nature of their business with their peak months during the third quarter.

Marinas. According to the August 2012 IBIS World Industry Report on “Marinas in the U.S.”, the industry remains highly fragmented, with 91.6% of companies employing fewer than 20 people. Therefore, the industry has a large number of small, locally operated and owned enterprises. High barriers to entry limit the supply of competing properties, and demand is projected to rise as the number of boat sales increases. Common industry drivers are boat ownership and occupancy. Marina operators are affected by government regulations, rising fuel prices, and general economic conditions. According to IBIS World Industry Report, marinas in the United States are expected to experience slightly better prospects over the next five years with forecasted revenue to grow at an average annual rate of 1.3% as compared to a decline in revenues during recent years.

Senior Housing. Americans 65 years and older are expected to live longer than the elderly did in the past and will need additional housing options to accommodate their special needs. Demand for senior housing options is currently outpacing the existing supply of senior housing units. The supply growth of certain senior housing asset classes over the last decade has declined dramatically following a boom in senior housing development in the 1990’s. According to the data from the National Investment Center for the Senior Housing and Care Industry Map Monitor for the first quarter of 2013 (the “Q1 2013 NIC Map Monitor”), overall senior housing occupancy was at 89.1% in the first quarter of 2013, flat compared to the previous quarter and up 0.8% compared to the prior year.

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

As part of our portfolio diversification strategy, we have specifically considered the varying and complimentary seasonality of our asset classes and portfolio mix. For example, the peak operating season for our ski and mountain lifestyle assets is highly complimentary to the peak seasons for our attractions, marinas and golf portfolios to balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with generally accepted accounting principles (“GAAP”). However, seasonality does impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows and the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues.

In addition, seasonality directly impacts certain of our properties where we engage independent third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of May 3, 2013, we had a total of 55 wholly-owned managed properties consisting of 13 golf facilities, 20 senior housing properties, 15 attractions properties, two marinas and five additional lifestyle properties. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties.

Litigation

A purported class action lawsuit on behalf of shareholders who purchased shares under our DRP on or after April 1, 2010, Allyn v. CNL Lifestyle Properties, Inc. et al., was filed on January 18, 2013 in the United States District Court for the Middle District of Florida against the Company and certain of our current and former directors. The lawsuit alleges claims for breach of fiduciary duty against the directors and constructive trust and unjust enrichment against the Company. The factual assertions in the complaint consist primarily of the allegation that the price for shares purchased under the distribution reinvestment plan (“DRP”) was inflated. The complaint seeks an unspecified amount of damages and other relief relating to the purported inflation. The Company intends to defend vigorously against such claims and is not able to determine the ultimate outcome at this time.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for operating expenses, debt service and cash distributions to stockholders. Generally, our cash needs will be covered by cash generated from our investments including rental income, property operating income from managed properties, interest payments on the loans we make and distributions from our unconsolidated entities. To the extent we have dispositions, we expect the net sale proceeds will be used to make additional acquisitions, to enhance our existing portfolio or to retire indebtedness. To the extent we have acquisitions, our primary source of funds will be from property dispositions, borrowings and proceeds from our DRP.

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

During mid-2013, we expect to receive approximately $195.9 million from the sale of our interests in the three joint ventures with Sunrise Living Investments, Inc. (“Sunrise”) to Health Care REIT, Inc. (“HCN”) and plan to reinvest these proceeds into new and existing properties with a focus on ski and mountain lifestyle properties, attractions and senior housing.

Sources and Uses of Liquidity and Capital Resources

Operating Cash Flows. Our net cash flows provided by operating activities for the three months ended March 31, 2013 and 2012 were approximately $48.6 million and $22.2 million, respectively. Operating cash flows primarily consists of rental income from operating leases, property operating revenues, interest income on mortgages and other notes receivable, and distributions from our unconsolidated entities offset by payments made for operating expenses including property operating expenses and asset management fees to our Advisor. The increase in operating cash flows of approximately $26.4 million or 118.9% as compared to the same period in 2012 was primarily attributable to:

•	An increase in rental income from leased properties and net operating income from managed properties related to properties acquired after the first quarter of 2012;

•

An increase in “same store” rent from leased properties and net operating income from managed properties primarily relating to our ski and mountain lifestyle properties and additional lifestyle properties which includes the Omni Mount Washington Resort as a result of a strong 2012/2013 ski season and rental income earned from certain golf properties where payments were waived during the first quarter of 2012 as a result of a lease amendment;

•	An increase in interest income on mortgages and other notes receivable and interest and other income;

•

An increase in distributions from unconsolidated entities. During the three months ended March 31, 2013, all of the distributions received were considered a return on capital which is included in cash flows from operating activities as compared to only a portion of the distributions received being considered a return on capital during the same period in 2012; and

•	A decrease in acquisition fees and expenses, other operating expenses and general and administrative expenses.

During the fourth quarter of 2012, our tenants on the 15 marina properties experienced ongoing challenges due to the general economic environment and defaulted on their lease payments to us. In anticipation of transitioning to new tenants or managers, we recorded loss on lease terminations and wrote off deferred rent and lease intangible assets on all 15 marina properties. We will continue to evaluate the best course of action for the 15 marina properties, including potential transitions of properties to new third-party tenants or managers which is expected to be completed during 2013.

Indebtedness. We have borrowed and intend to continue to borrow money to acquire properties, fund ongoing enhancements to our portfolio, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of March 31, 2013, our leverage ratio, calculated as total indebtedness over total assets, was 39.5% (46.1% including our share of unconsolidated assets and debts).

During the three months ended March 31, 2013, we obtained $30.0 million in new debt financing which is collateralized by four senior housing properties. The loan has a three year term with two one year extensions and has a variable interest rate of 30-day LIBOR plus 3.50% with interest only payments during the first two years and principal and interest payments for year three using a 30-year amortization.

As of March 31, 2013, certain of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total assets ratio. We were in compliance with all applicable provisions as of March 31, 2013. Our other long-term borrowings are not subject to any significant financial covenants.

In July 2012, a lender’s deposit was escrowed in the amount of approximately $11.2 million, of which approximately $8.7 million was released to us during the three months ended March 31, 2013.

Distributions from Unconsolidated Entities. As of March 31, 2013, we had investments in 50 properties through unconsolidated entities, some of which we are marketing to sell, as discussed in further detail below. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the three months ended March 31, 2013 and 2012, we received distributions of approximately $11.3 million and $11.9 million, respectively. We expect that distributions from unconsolidated joint ventures will decrease during the remainder of 2013 due to the sale of these properties.

In December 2012, in connection with an existing purchase option held by Sunrise, our venture partner in our three senior housing ventures, we entered into an agreement with HCN, as a result of a potential merger by HCN with Sunrise. Under the agreement, HCN and Sunrise have agreed to purchase our interests in the CNLSun I, CNLSun II and CNLSun III Ventures, which own 42 properties in total, for an aggregate purchase price of approximately $195.9 million subject to adjustment based on the closing date and actual cash flow distribution (the “Joint Venture Dispositions”). The Joint Venture Dispositions were conditioned upon the merger of HCN with Sunrise, which was completed in January 2013. We expect the sale of these three ventures to close in 2013 and plan to reinvest the sales proceeds in additional permitted investments and pay down the principal balance of our revolving line of credit. For the three months ended March 31, 2013 and 2012, we recorded aggregate equity in loss of approximately $(5.1) million and $(1.5) million, respectively, and received aggregate cash distributions of $7.8 million and $8.8 million, respectively, from CNLSun I, CNLSun II and CNLSun III Ventures.

In December 2012, the Intrawest Venture decided to market for sale its seven destination retail properties to third–party buyers. For the three months ended March 31, 2013 and 2012, we recorded equity in earnings of approximately $1.3 million and $0.1 million, respectively, and received cash distributions of $0.7 million and $0.3 million, respectively, from the Intrawest Venture.

Distribution Reinvestment Plan. There is currently no public trading market for our shares. Shareholders are able to purchase shares from us under our DRP. Shares sold under the DRP are offered at $6.95, which represents a 5% discount to the estimated net asset value (“NAV”) of $7.31 per share. We anticipate we will continue to raise capital through our DRP and will use such proceeds for acquisitions and enhancements, distributions shortfalls and other corporate purposes. For the three months ended March 31, 2013, we received approximately $13.7 million (2.0 million shares) through our DRP.

Related Party Arrangements. In January 2013, our operating partnership entered into an exclusive right of sale listing agreement with CNL Commercial Real Estate Inc. (“CCRE”), one of our affiliates, pursuant to which in exchange for CCRE’s solicitation of purchasers for the sale of one of our additional lifestyle properties, the operating partnership will pay CCRE a commission equal to either (i) 2% of the gross sales price; or (ii) 3% of the gross sales price if a cooperating broker assists in the sale. The term of the exclusive right of sale listing agreement is from January 15, 2013 through July 31, 2013. In April 2013, we completed the sale of our additional lifestyle property that was classified as one of the four properties held for sale as of March 31, 2013 for approximately $8.5 million and recorded a gain of approximately $1.8 million. In connection with the sale, we will pay approximately $0.2 million in commission to CCRE pursuant to the exclusive right of sale listing agreement.

Certain affiliates are entitled to receive fees and compensation in connection with the issuance of shares through our DRP, acquisition and operating activities. Amounts incurred relating to these transactions were approximately $9.8 million and $10.2 million for the three months ended March 31, 2013 and 2012, respectively. Of these amounts, approximately $1.3 million and $1.0 million are included in due to affiliates in the unaudited condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively. In addition, these affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our DRP, acquisitions and operating activities. Reimbursable expenses for the three months ended March 31, 2013 and 2012 were approximately $3.1 million and $2.1 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended March 31, 2013 and 2012, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman serves as a director. We had deposits at that bank of approximately $7.0 million and $5.5 million as of March 31, 2013 and December 31, 2012, respectively.

Common Stock Redemptions. We redeem shares pursuant to our redemption plan, which is designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. There is currently a sizeable backlog and a waiting list for redemption requests and stockholders will likely wait a long period of time to have their shares redeemed, if ever. The following details the redemption plan activity for the three months ended March 31, 2013 (in thousands except per share data):

Requests in queue	9,726
Redemptions requested	716
Shares redeemed:
Prior period requests	(213)
Current period requests	(192)
Adjustments (1)	(75)

Pending redemption requests (2)	9,962

Average price paid per share	$7.31

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

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

Distributions. In 2012, our Board of Directors began declaring distributions on a quarterly basis. Payment of distributions has been and will continue to be paid quarterly. The distributions declared to our stockholders are determined by our Board of Directors and is dependent upon a number of factors, including:

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

In August 2012, our Board approved a reduction in quarterly distributions to $0.1063 per share. The following table presents total distributions declared including cash distributions, distributions reinvested and distributions per share for the three months ended March 31, 2013 and 2012 (in thousands except per share data):

					Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (1)	Net Cash Distributions	Cash Flows From Operating Activities (2)
2013 Quarter
First	$0.1063	$33,611	$13,714	$19,897	$48,644

					Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (1)	Net Cash Distributions	Cash Flows From Operating Activities (2) (3)
2012 Quarter
First	$0.1563	$48,353	$20,876	$27,477	$22,157

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2012 for a summary of our Significant Accounting Policies.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

As of March 31, 2013 and 2012, we had invested in 178 and 170 properties, respectively, through the following investment structures:

	March 31,
	2013	2012

Wholly-owned:

Leased properties	72	79

Managed properties (1) (2)	55	40

Held for development	1	1

Unconsolidated joint ventures: (3)
Leased properties	14	14
Managed properties	36	36

	178	170

FOOTNOTES:

(1)	As of March 31, 2013 and 2012, wholly-owned managed properties are as follows:

	March 31,
	2013	2012
Golf	13	8
Attractions	15	15
Senior housing	20	10
Marinas	2	2
Additional lifestyle	5	5

	55	40

(2)	Under applicable tax regulations, certain properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of March 31, 2013 and 2012, 30 and 25 properties were temporarily managed and 25 and 15 properties were indefinitely managed under management agreements, respectively.
(3)	As of May 3, 2013, 49 properties held through four unconsolidated joint ventures are expected to be sold in 2013. See “Distributions from Unconsolidated Entities” for additional information.

Rental income from operating leases. Rental income for the three months ended March 31, 2013 increased by approximately $1.4 million as compared to the same period in 2012 primarily due to an increase in capital reserve income (which is generally a percentage of gross revenue) on our ski and mountain lifestyle properties as a result of an improved 2012/2013 ski season and one new attraction property acquired during the second quarter of 2012. The increase was partially offset by a reduction in rental income from marinas properties since we did not record deferred rent during 2013 in anticipation of transitioning to new tenants or managers (see “Liquidity and Capital Resources — Sources and Uses of Liquidity and Capital Resources” above for additional information) and the transition of certain golf properties from leased to managed structures during the first and third quarters of 2012. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands):

	Three Months Ended March 31,
Properties Subject to Operating Leases	2013	2012	$ Change	% Change

Ski and mountain lifestyle	$31,070	$28,872	$2,198	7.6%
Golf	6,809	7,774	(965)	-12.4%
Attractions	4,026	2,977	1,049	35.2%
Marinas	4,374	5,034	(660)	-13.1%
Additional lifestyle	1,186	1,432	(246)	-17.2%

Total	$47,465	$46,089	$1,376	3.0%

As of March 31, 2013 and 2012, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.6%. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and theme park operations, residential fees at our senior housing properties and other service revenues. The following information summarizes the revenues of our properties that are operated by third-party managers (in thousands):

Properties Managed Under	Three Months Ended March 31,
Third-Party Operators	2013	2012	$ Change	% Change
Golf	$7,561	$4,734	$2,827	59.7%
Attractions	1,690	1,260	430	34.1%
Senior Living	16,678	8,487	8,191	96.5%
Marinas	51	22	29	131.8%
Additional lifestyle	29,572	25,508	4,064	15.9%

Total	$55,552	$40,011	$15,541	38.8%

As of March 31, 2013 and 2012, we had a total of 55 and 40 managed properties, respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to (i) the acquisition of 10 senior housing properties subsequent to the first quarter of 2012, (ii) the transition of certain golf facilities from leased to managed structures which was completed during the first and third quarters of 2012, and (iii) an increase in operating revenue on our additional lifestyle properties which includes the Omni Mount Washington Resort due to a strong 2012/2013 ski season.

Interest income on mortgages and other notes receivable. For the three months ended March 31, 2013, we earned interest income of approximately $3.4 million, as compared to $3.1 million for the three months ended March 31, 2012.

Property operating expenses. Property operating expenses from managed properties increased primarily due to the acquisition of 10 senior housing properties subsequent to the first quarter of 2012, golf facilities that were transitioned from leased to managed structures which were completed during the first and third quarters of 2012 and a strong 2012/2013 ski season at our Omni Mount Washington Resort. See “Property operating revenues” above for additional information. The following information summarizes the expenses of our properties that are operated by third-party managers (in thousands):

Properties Managed Under	Three Months Ended March 31,
Third-Party Operators	2013	2012	$ Change	% Change
Golf	$5,824	$3,693	$2,131	57.7%
Attractions	13,698	12,897	801	6.2%
Senior Living	11,204	5,708	5,496	96.3%
Marinas	117	53	64	120.8%
Additional lifestyle	23,138	20,881	2,257	10.8%

Total	$53,981	$43,232	$10,749	24.9%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the three months ended March 31, 2013, asset management fees to our Advisor were approximately $9.2 million, as compared to approximately $8.7 million for the three months ended March 31, 2012. The increase in such fees is due to an increase in invested assets from the acquisition of additional real estate properties subsequent to March 31, 2012.

General and administrative. General and administrative expenses totaled approximately $4.3 million for the three months ended March 31, 2013, as compared to approximately $4.5 million for the three months ended March 31, 2012. The slight decrease is primarily attributable to a reduction in legal and professional services.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the three months ended March 31, 2013, ground lease and land permit fees were approximately $4.8 million, as compared to approximately $4.2 million for the three months ended March 31, 2012. The increase for the three months ended March 31, 2013 is attributable to an increase in gross revenues of our ski and mountain lifestyle properties.

Acquisition fees and costs. Acquisition fees are paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and are generally 3% of proceeds received through our DRP. Acquisition fees and costs totaled approximately $0.4 million for the three months ended March 31, 2013, as compared to approximately $1.1 million for the three months ended March 31, 2012. The decrease is primarily due to the reduction in the proceeds received through our DRP due to lowering the distribution rate in August 2012.

Other operating expenses. Other operating expenses totaled approximately $1.7 million for the three months ended March 31, 2013, as compared to approximately $2.5 million for the three months ended March 31, 2012. The decrease for the three months ended March 31, 2013 is primarily attributable to a reduction in repair and maintenance expense relating to certain of our properties.

Bad debt expense. Bad debt expense totaled approximately $0.1 million for the three months ended March 31, 2013, as compared to $2.1 million for the same period in 2012. During the three months ended March 31, 2012, we restructured leases one of our golf tenants which resulted in the write-off of uncollectible past due rents. We did not have any lease restructure during the three months ended March 31, 2013.

Depreciation and amortization. Depreciation and amortization expenses were approximately $36.1 million for the three months ended March 31, 2013, as compared to approximately $32.1 million for the three months ended March 31, 2012. The increase is primarily due to new properties acquired subsequent to March 31, 2012.

Interest and other income. Interest and other income was approximately $0.4 million for the three months ended March 31, 2013, as compared to approximately $0.04 million for the three months ended March 31, 2012.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $18.3 million for the three months ended March 31, 2013, as compared to approximately $16.3 million for the three months ended March 31, 2012. The increase is primarily attributable to the additional long-term debt obtained subsequent to March 31, 2012.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
DMC Partnership	$2,690	$2,699	$(9)	-0.3%
Intrawest Venture	1,282	71	1,211	1705.6%
CNLSun I Venture	(2,431)	(1,433)	(998)	-69.6%
CNLSun II Venture	(1,271)	(516)	(755)	-146.3%
CNLSun III Venture	(1,393)	410	(1,803)	-439.8%

Total	$(1,123)	$1,231	$(2,354)	-191.2%

Equity in earnings of unconsolidated entities decreased by approximately $2.4 million for the three months ended March 31, 2013 as compared to the same period in 2012. The change was primarily due to equity in loss that was allocated to us from the CNLSun I, CNLSun II and CNLSun III Ventures due to the timing of when distributions are paid to our venture partners and how equity in earnings or loss are allocated using the HLBV method of accounting which can create significant variability in earnings or loss from the ventures while the preferred cash distributions that we anticipate to receive from the ventures may be more consistent as result of our distribution preferences. For the three months ended March 31, 2013 and 2012, we received our preferred distributions from CNLSun I, CNLSun II and CNLSun III of approximately $7.8 million and $8.8 million, respectively.

Discontinued operations. Loss from discontinued operations was approximately $(0.1) million for the three months ended March 31, 2013, as compared to approximately $(0.5) million for the same period in 2012. During the three months ended March 31, 2012, we recorded an impairment provision on one of the properties classified as held for sale. We did not record any impairment provision for the three months ended March 31, 2013.

Net loss and loss per share of common stock. The Company had a net loss for the three months ended March 31, 2013 and 2012 of approximately $23.3 million and $24.7 million, respectively. The change was primarily attributable to (i) an increase in rental income from leased properties and net operating income from managed properties related to properties acquired after the first quarter of 2012, (ii) an increase in “same-store” rental income from leased properties and net operating income from managed properties primarily relating to our ski and lifestyle properties and additional lifestyle properties which includes the Omni Mount Washington Resort as a result of a strong 2012/2013 ski season and (iii) a reduction in bad debt expense. These decreases to net loss were partially offset by, (i) a reduction in rental income related to certain golf properties that were transitioned from leased to managed structures during the first and third quarters of 2012, (ii) a decrease in equity in earnings from unconsolidated entities and (iii) an increase in interest expense and loan cost amortization, asset management fees and ground lease and permit fees.

Other

Funds from Operations and Modified Funds From Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, (“NAREIT”), promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the three months ended March 31, 2013 and 2012 (in thousands except per share data).

	Three Months Ended March 31,
	2013	2012

Net loss	$(23,299)	$(24,743)
Adjustments:
Depreciation and amortization (1)	36,183	32,423
Impairment of real estate assets (1)	—	267
Net effect of FFO adjustment from unconsolidated entities (2)	6,044	8,035

Total funds from operations	18,928	15,982

Acquisition fees and expenses (3)	367	1,130

Straight-line adjustments for leases and notes receivable (1)(4)	(486)	(7,344)

Amortization of above/below market intangible assets and liabilities (1)	336	(7)

Loss from early extinguishment of debt (5)	—	4

MFFO adjustments from unconsolidated entities: (2)
Straight-line adjustments for leases and notes receivable	(68)	142
Amortization of above/below market intangible assets and liabilities	(4)	(5)

Modified funds from operations	$19,073	$9,902

Weighted average number of shares of common stock outstanding (basic and diluted)	316,382	309,235

FFO per share (basic and diluted)	$0.06	$0.05

MFFO per share (basic and diluted)	$0.06	$0.03

FOOTNOTES:

(1)

Includes amounts related to the properties that are classified as assets held for sale and for which the related results are classified as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations.

(2)

This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method. The fluctuations in FFO and MFFO contributions as allocated under the HLBV method resulted in lower FFO and MFFO from our unconsolidated entities during the first quarter of 2013 even though cash distribution from these entities were consistent with the first quarter of 2012.

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

(5)	Loss of extinguishment of debt includes legal fees incurred with the transaction, prepayment penalty fees and write-off of unamortized loan costs, as applicable.

Total FFO and FFO per share was approximately $18.9 million or $0.06 for the three months ended March 31, 2013 as compared to approximately $16.0 million or $0.05 for the same period in 2012. The increase in FFO and FFO per share were attributable to (i) an increase in rental income from leased properties and net operating income from managed properties related to properties acquired after the first quarter of 2012, (ii) an increase in “same-store” rental income from leased properties and net operating income from managed properties primarily relating to our ski and mountain lifestyle properties and additional lifestyle properties which includes the Omni Mount Washington Resort as a result of a strong 2012/2013 ski season and (iii) a reduction in bad debt expense. The increases were partially offset by, (i) a reduction in rental income related to the certain golf properties that were transitioned from leased to managed structures during the first and third quarters of 2012, (ii) a decrease in FFO contribution from unconsolidated entities and (iii) an increase in interest expense and loan cost amortization, assets management fees and ground lease and permit fees.

Total MFFO and MFFO per share was approximately $19.1 million or $0.06 for the three months ended March 31, 2013 as compared to approximately $9.9 million or $0.03 for the same period in 2012. The increase in MFFO and MFFO per share were principally due to an increase in rental income from leased properties (excluding straight-line adjustments for rental income) and net operating income from managed properties related to properties acquired after the first quarter of 2012 and an increase in “same store” leased properties and net operating income from managed properties primarily relating to our ski and mountain lifestyle properties and additional lifestyle properties which includes the Omni Mount Washington Resort as result of a strong 2012/2013 ski season and rental payments from certain golf properties where payments were waived during the first quarter of 2012 as a result of a lease amendment. The increases were partially offset by a reduction in rental payments related to certain golf properties that were transitioned from leased to managed structures during the first and third quarters of 2012 and an increase in interest expense and loan cost amortization, assets management fees and ground lease and permit fees.

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,
	2013	2012

Net loss	$(23,299)	$(24,743)
Discontinued operations	147	502
Interest and other (income) expense	(440)	(43)
Interest expense and loan cost amortization	18,332	16,277
Equity in (earnings) loss of unconsolidated entities (1)	1,123	(1,231)
Loss from early extinguishment of debt	—	4
Depreciation and amortization	36,126	32,106
Loss on lease terminations	—	368
Impairment provision	—	267
Straight-line adjustments for leases and notes receivables (2)	(486)	(7,344)
Cash distributions from unconsolidated entities (1)	11,326	8,495

Adjusted EBITDA	$42,829	$24,658

FOOTNOTES:

(1)

Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA above. For the three months ended March 31, 2012, cash distributions from unconsolidated entities excludes approximately $3.4 million in return of capital.

(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments.

Adjusted EBITDA was approximately $42.8 million for the three months ended March 31, 2013 as compared to approximately $24.7 million for the three months ended March 31, 2012. The increase in adjusted EBITDA for the three months ended March 31, 2013 was primarily attributable to (i) an increase in rental income from leased properties (excluding straight-line adjustments for rental income) and net operating income from managed properties related to properties acquired after the first quarter of 2012, (ii) an increase in “same store” rental income from leased properties and net operating income from managed properties primarily relating to our ski and mountain lifestyle properties and additional lifestyle properties which includes the Omni Mount Washington Resort as a result of a strong 2012/2013 ski season and rental payments from certain golf properties where their payments were waived during the first quarter of 2012 as a result of a lease amendment, (iii) an increase in cash distribution from our unconsolidated entities and (iv) a decrease in bad debt expense, offset in part by an increase in asset management fees and ground lease and permit fees.

Off-Balance Sheet and Other Arrangements

See our annual report on Form 10-K for the year ended December 31, 2012 for a summary of our other off-balance sheet arrangements.

Commitments, Contingencies and Contractual Obligations

For the three months ended March 31, 2013, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2012 aside from the $30.0 million debt obtained. See “Indebtedness” above for additional information. See our annual report on Form 10-K for the year ended December 31, 2012 for a summary of our commitments, contingencies and contractual obligations.

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

Our fixed-rate mortgage and other notes receivable, which totaled $125.0 million and $124.7 million at March 31, 2013 and December 31, 2012, respectively, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $121.4 million and $121.0 million at March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, our indebtedness was not materially different from the amounts reported for the year ended December 31, 2012 aside from the $30.0 million debt obtained. See “Indebtedness” above for additional information. See our annual report on Form 10-K for the year ended December 31, 2012 for a schedule of our fixed and variable debt maturities. The estimated fair value of our indebtedness is based on rates and spreads we would expect to obtain for similar borrowings with similar loan terms. As of March 31, 2013 and December 31, 2012, the estimated fair value of our indebtedness was approximately $1,167.1 million and $1,128.5 million, respectively.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.3 million for the three months ended March 31, 2013. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

Item 1A.	Risk Factors — None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Redemption of Shares and Issuer Purchases of Equity Securities

For the three months ended March 31, 2013, we have outstanding redemption requests of approximately 10.0 million shares. During the three months ended March 31, 2013, approximately 0.2 million shares relating to prior period requests were redeemed and approximately 0.2 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $7.31. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than our estimated value per share on the date the redemption is effected. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity and Capital Resources — Common Stock Redemptions.”

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than our estimated value per share on the date the redemption is effected. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the three months ended March 31, 2013, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased in Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan

January 1, 2013 through January 31, 2013	—	—	—	13,939,263
February 1, 2013 through February 28, 2013	—	—	—	13,939,263
March 1, 2013 through March 31, 2013	405,301	$7.31	405,301	13,945,602	(1)

Total	405,301	$7.31	405,301

FOOTNOTE:

(1)

This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the Board has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can at our discretion, use up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions. No such amounts are currently available.

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Mine Safety Disclosures — Not Applicable

Item 5.	Other Information — None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May, 2013.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Exclusive Right of Sale Listing Agreement dated as of January 31, 2013, by and between CLP Partners, LP and CNL Commercial Real Estate, Inc. (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.