Form 10-Q
period 2013-06-30
CNL LIFESTYLE PROPERTIES INC
filed 2013-08-13
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock outstanding as of August 6, 2013 was 319,485,214.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands except per share data)

	June 30, 2013	December 31, 2012

ASSETS

Real estate investment properties, net (including $197,256 and $207,516 related to consolidated variable interest entities, respectively)	$2,130,191	$2,176,357
Investments in unconsolidated entities	272,454	287,339
Mortgages and other notes receivable, net	119,972	124,730
Deferred rent and lease incentives	109,405	109,507
Cash	90,572	73,224
Other assets	55,033	63,655
Restricted cash	51,832	40,316
Intangibles, net	31,594	35,457
Accounts and other receivables, net	17,490	21,700
Assets held for sale	13,343	5,743

Total Assets	$2,891,886	$2,938,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $78,382 and $80,481 related to non-recourse debt of consolidated variable interest entities, respectively)	$667,723	$649,002
Senior notes, net of discount	394,257	394,100
Line of credit	105,000	95,000
Other liabilities	89,692	47,445
Accounts payable and accrued expenses	46,239	40,064
Due to affiliates	1,013	986

Total Liabilities	1,303,924	1,226,597

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 341,155 and 337,213 shares issued and 319,501 and 316,371 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	3,195	3,164
Capital in excess of par value	2,824,731	2,803,346
Accumulated deficit	(227,950)	(149,446)
Accumulated distributions	(1,005,365)	(937,972)
Accumulated other comprehensive loss	(6,649)	(7,661)

Total Stockholders’ Equity	1,587,962	1,711,431

Total Liabilities and Stockholders’ Equity	$2,891,886	$2,938,028

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Rental income from operating leases	$39,080	$37,709	$86,545	$83,798
Property operating revenues	90,900	79,211	146,452	119,222
Interest income on mortgages and other notes receivable	3,363	3,166	6,782	6,269

Total revenues	133,343	120,086	239,779	209,289

Expenses:
Property operating expenses	74,634	67,242	128,615	110,474
Asset management fees to advisor	9,212	8,787	18,425	17,469
General and administrative	5,099	4,617	9,415	9,154
Ground lease and permit fees	3,386	2,941	8,166	7,136
Acquisition fees and costs	546	1,680	913	2,810
Other operating expenses	2,503	2,438	4,185	4,553
Bad debt expense	4,022	1,020	4,130	3,094
Impairment provision	42,451	—	42,451	—
Loss on lease termination	—	2,923	—	3,293
Loan loss provision	—	1,699	—	1,699
Depreciation and amortization	36,660	32,736	72,786	64,842

Total expenses	178,513	126,083	289,086	224,524

Operating loss	(45,170)	(5,997)	(49,307)	(15,235)

Other income (expense):
Interest and other income	77	50	517	93
Interest expense and loan cost amortization (includes $413 and $827 amortization of loss on termination of cash flow hedges for both quarters and six months ended June 30, 2013 and 2012, respectively)	(18,453)	(16,737)	(36,785)	(33,014)
Equity in earnings of unconsolidated entities	6,159	2,277	5,036	3,508

Total other expense	(12,217)	(14,410)	(31,232)	(29,413)

Loss from continuing operations	(57,387)	(20,407)	(80,539)	(44,648)

Discontinued operations	2,182	465	2,035	(37)

Net loss	$(55,205)	$(19,942)	$(78,504)	$(44,685)

Net loss per share of common stock (basic and diluted)
Loss from continuing operations	$(0.18)	$(0.06)	$(0.25)	$(0.14)
Discontinued operations	0.01	0.00	0.00	0.00

Loss per share	$(0.17)	$(0.06)	$(0.25)	$(0.14)

Weighted average number of shares of common stock outstanding (basic and diluted)	317,959	311,860	317,175	310,548

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(UNAUDITED)

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(55,205)	$(19,942)	$(78,504)	$(44,685)
Other comprehensive income (loss):
Foreign currency translation adjustments	(754)	(642)	(1,214)	(117)
Changes in fair value of cash flow hedges:
Unrealized gain (loss) arising during the period	1,020	(866)	1,399	(653)
Amortization of loss on termination of cash flow hedges	413	413	827	827

Total other comprehensive income (loss)	679	(1,095)	1,012	57

Total comprehensive loss	$(54,526)	$(21,037)	$(77,492)	$(44,628)

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012

(UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in			Accumulated Other	Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated (Deficit)	Accumulated Distributions	Comprehensive Income (Loss)	Stockholders’ Equity

Balance at December 31, 2011	309,215	$3,092	$2,743,972	$(73,373)	$(774,259)	$(9,452)	$1,889,980

Subscriptions received for common stock through distribution reinvestment plan	8,329	83	68,953	—	—	—	69,036

Redemption of common stock	(1,173)	(11)	(9,579)	—	—	—	(9,590)

Net loss	—	—	—	(76,073)	—	—	(76,073)

Distributions, declared and paid ($0.5252 per share)					(163,713)		(163,713)

Foreign currency translation adjustment	—	—	—	—	—	531	531

Loss on termination of cash flow hedges reclassified to interest expense	—	—	—	—	—	1,655	1,655

Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 10)	—	—	—	—	—	(395)	(395)

Balance at December 31, 2012	316,371	$3,164	$2,803,346	$(149,446)	(937,972)	$(7,661)	$1,711,431

Subscriptions received for common stock through distribution reinvestment plan	3,956	39	27,372	—	—	—	27,411

Redemption of common stock	(826)	(8)	(5,987)	—	—	—	(5,995)

Net loss	—	—	—	(78,504)	—	—	(78,504)

Distributions, declared and paid ($0.2126 per share)	—	—	—	—	(67,393)	—	(67,393)

Foreign currency translation adjustment	—	—	—	—	—	(1,214)	(1,214)

Loss on termination of cash flow hedges reclassified to interest expense	—	—	—	—	—	827	827

Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 10)	—	—	—	—	—	1,399	1,399

Balance at June 30, 2013	319,501	$3,195	$2,824,731	$(227,950)	$(1,005,365)	$(6,649)	$1,587,962

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	June 30,
	2013	2012

Operating activities:
Net cash provided by operating activities	$82,165	$36,182

Investing activities:
Acquisition and deposits on real estate investments	(22,750)	(168,650)
Capital expenditures	(38,764)	(33,010)
Investments in and contributions to unconsolidated entities	—	(1,864)
Distributions from unconsolidated entities	—	13,372
Proceeds from sale of properties	11,275	1,500
Proceeds from release of collateral on loan payable	11,167	—
Principal payments received on mortgage loans receivable	4,208	22
Changes in restricted cash	(11,527)	(4,428)
Other	(315)	—

Net cash used in investing activities	(46,706)	(193,058)

Financing activities:
Redemptions of common stock	(5,995)	(3,500)
Distributions to stockholders, net of distribution reinvestments	(39,982)	(55,529)
Proceeds under line of credit	50,000	95,000
Proceeds from mortgage loans and other notes payable	30,000	122,300
Principal payments on line of credit	(40,000)	—
Principal payments on mortgage loans and senior notes	(10,260)	(26,325)
Principal payments on capital leases	(1,052)	(1,541)
Payment of loan costs	(749)	(7,457)

Net cash provided by (used) in financing activities	(18,038)	122,948

Effect of exchange rate fluctuations on cash	(73)	(49)

Net increase (decrease) in cash	17,348	(33,977)

Cash at beginning of period	73,224	162,839

Cash at end of period	$90,572	$128,862

Supplemental disclosure of non-cash investing activities:
Assumption of entrance fee liabilities	$13,800	$—

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Lifestyle Properties, Inc. (the “Company”), was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax. Various wholly-owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company generally invests in lifestyle properties in the United States that are primarily leased on a long-term (generally five to 20-years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considers to be industry leading. The Company also leases properties to taxable REIT subsidiary (“TRS”) tenants and engages independent third-party managers to operate those properties. In the event of certain tenant defaults, the Company has also engaged third-party managers to operate properties on its behalf until they are re-leased.

As of June 30, 2013, the Company owned 177 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, golf facilities, senior housing, attractions, marinas and additional lifestyle properties. Fifty of these 177 properties are owned through unconsolidated joint ventures and three are located in Canada. In July 2013, the Company sold 42 of its 50 properties owned through unconsolidated joint ventures. See Footnote 7. “Variable Interest and Unconsolidated Entities” for additional information. Although these are the asset classes in which the Company has invested and is most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation. The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments. The Company raises capital through its distribution reinvestment plan (“DRP”) and uses such proceeds to make investments and for other corporate purposes. The Company may make selected asset dispositions and reinvest those proceeds in other income producing investment opportunities or other permitted investments in order to maximize the growth and value of its portfolio.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter and six months ended June 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

2.	Significant Accounting Policies (continued):

Revision to Previously Issued Financial Statements — In connection with the preparation of its financial statements, the Company determined that the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and for the year ended December 31, 2012 contained an error in the presentation of a deposit escrowed as additional collateral to one of the Company’s loans, entered into by a non-guarantor subsidiary during the three months ended September 30, 2012, in the amount of approximately $11.2 million. Accordingly, the Company will revise the Consolidated Statements of Cash Flows and the Supplemental Consolidating Statement of Cash Flows for the nine months ended September 30, 2012 and for the year ended December 31, 2012 (in thousands):

	Nine Months Ended September 30, 2012	Year Ended December 31, 2012
CNL Lifestyle Properties, Inc.
Cash flows provided by operating activities, as reported	$82,799	$76,726
Cash flows provided by operating activities, as revised	$93,966	$87,893
Cash flows used in investing activities, as reported	$(227,310)	$(260,297)
Cash flows used in investing activities, as revised	$(238,477)	$(271,464)

Non-Guarantor Subsidiares
Cash flows provided by operating activities, as reported	$71,502	$70,093
Cash flows provided by operating activities, as revised	$82,669	$81,260
Cash flows used in investing activities, as reported	$(207,972)	$(233,256)
Cash flows used in investing activities, as revised	$(219,139)	$(244,423)

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

Adopted Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI).” This update clarified the guidance in subtopic 220 and requires preparers to report, in one place, information about reclassifications out of AOCI. The ASU also requires companies to report changes in AOCI balances. Effective January 1, 2013, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial statements and disclosures.

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

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

2.	Significant Accounting Policies (continued):

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (Topic 210).” This ASU also serves to amend the disclosure requirements in FASB ASU 815, “Derivatives and Hedging.” This ASU will require companies to provide both net amounts (those that are offset) and gross information (as if amounts are not offset) in notes to the financial statements. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, that clarifies which instruments and transactions are subject to the offsetting disclosure requirement within the scope of ASU 2011-11. This ASU is effective for interim and annual periods beginning after January 1, 2013. The adoption of this ASU did not have a material effect on the Company’s financial statements and disclosures. See Footnote 10. “Derivative Instruments and Hedging Activities” for additional information.

Recent Accounting Pronouncement — In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815).” This ASU permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. government and the London Interbank Offer Rate (LIBOR). This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company determined that the impact of this ASU will not have a material impact on its financial statements and disclosures.

3	Acquisitions:

During the six months ended June 30, 2013, the Company acquired one senior housing property for a purchase price of $22.0 million, net of the present value of entrance fees liabilities assumed of approximately $13.8 million. The property is subject to a long-term triple-net lease with an initial term of 20 years with renewal options. This acquisition is not considered material to the Company as such no pro forma information has been included.

During the six months ended June 30, 2012, the Company acquired eight senior housing properties and one attractions property. The revenues and net operating loss attributable to the properties included in the Company’s unaudited condensed consolidated statements of operations for the quarter and six months ended June 30, 2012 were approximately $3.1 million and $(0.9) million, respectively.

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties were acquired as of January 1, 2012 and owned during the quarter and six months ended June 30, 2012 (in thousands, except per share data):

	Unaudited	Unaudited
	Quarter Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$124,947	$221,994
Expenses (1)	129,392	234,852
Other expense	(14,264)	(29,219)

Net loss	$(18,709)	$(42,077)

Loss per share of common stock	$(0.06)	$(0.14)

(basic and diluted)
Weighted average number of shares of common stock outstanding (basic and diluted)	311,860	310,548

FOOTNOTE:

(1)	The pro forma for the quarter and six months ended June 30, 2012, were adjusted to exclude approximately $0.9 million of acquisition related expenses incurred in 2012.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

4.	Real Estate Investment Properties, net:

As of June 30, 2013 and December 31, 2012, real estate investment properties consisted of the following (in thousands):

	June 30, 2013	December 31, 2012

Land and land improvements	$1,001,625	$1,052,350
Leasehold interests and improvements	315,370	316,419
Buildings	878,314	847,940
Equipment	651,161	609,647
Less: accumulated depreciation and amortization	(716,279)	(649,999)

	$2,130,191	$2,176,357

Real Estate Sales — During the six months ended June 30, 2013, the Company completed the sale of three properties for an aggregate sales price of approximately $11.6 million and recorded an aggregate gain of approximately $2.1 million. During the six months ended June 30, 2012, the Company completed the sale of three properties for an aggregate sales price of approximately $1.5 million and recorded an aggregate gain of approximately $0.3 million.

Real Estate Impairment — In June 2013, the Company decided that it was no longer going to actively pursue its development plan at one of its unimproved land parcels and began exploring different options including the sale of some or all of the land. Due to the change in plans, the Company evaluated the carrying value of the unimproved land and, based on comparable land sale transactions, determined that the carrying value was not recoverable. As such, in June 2013, the Company recorded an impairment provision of approximately $42.5 million to write down the book value to the estimate sales price less costs to sell. The land has been classified as asset held for sale as of June 30, 2013.

5.	Assets Held for Sale:

As of December 31, 2012, the Company classified four of its properties as assets held for sale. During the six months ended June 30, 2013, the Company classified two additional properties as an asset held for sale and sold three properties. The balances consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Land and land improvements	$12,008	$2,874
Building and building improvements	705	2,157
Equipment	630	712

Total	$13,343	$5,743

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

6.	Discontinued Operations:

The Company classified the revenues and expenses related to all real estate properties sold and all real estate properties considered as assets held for sale which were not accounted for under the equity method of accounting as of June 30, 2013, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The table is a summary of income (loss) from discontinued operations for the quarter and six months ended June 30, 2013 and 2012 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$753	$839	$1,438	$1,500
Expenses	(676)	(624)	(1,454)	(1,333)
Depreciation and amortization	—	(116)	(57)	(232)
Impairment provision	—	—	—	(267)

Operating income (loss)	77	99	(73)	(332)
Gain from of sale of properties	2,080	356	2,083	282
Other income	25	10	25	13

Income (loss) from discontinued operations	$2,182	$465	$2,035	$(37)

7.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs — As of December 31, 2012, the Company had five wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to potential future buy-out options held by the respective tenants. In April 2013, one of the five VIEs sold its property. As of June 30, 2013, the Company has four VIEs with buy-out options, of which three tenants can exercise but have not elected to do so. The fourth tenant’s buy-out option will be exercisable in 2014. One of the buy-out options expires in May 2015 and the remaining three expire in March 2030. In addition, two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying unaudited condensed consolidated financial statements. At June 30, 2013, the Company had no change to its four wholly-owned subsidiaries that were deemed to be VIEs and no impact to its primary beneficiary position.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	June 30, 2013	December 31, 2012
Assets
Real estate investment properties, net	$197,256	$207,516
Other assets	$28,225	$39,618

Liabilities
Mortgages and other notes payable	$78,382	$80,481
Other liabilities	$15,927	$15,806

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities, which totaled approximately $131.2 million and $150.8 million as of June 30, 2013 and December 31, 2012, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (Continued):

Unconsolidated Entities — The Company also holds ownership in five ventures, the DMC Partnership, the Intrawest Venture, CNLSun I Venture, CNLSun II Venture and CNLSun III Venture. Of these, the Intrawest Venture was deemed a VIE in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partner in the Intrawest Joint Venture, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is limited to the carrying amount of its investment in the venture, which totaled approximately $24.8 million and $23.5 million as of June 30, 2013 and December 31, 2012, respectively. In December 2012, the Intrawest Venture decided to market for sale its seven destination retail properties to third–party buyers.

In December 2012, in connection with an existing purchase option held by Sunrise Living Investments, Inc. (“Sunrise”), the Company’s venture partner in its three senior housing ventures, the Company entered into an agreement with Health Care REIT, Inc. (“HCN”), as a result of a potential merger by HCN with Sunrise. Under the agreement, HCN and Sunrise have agreed to purchase the Company’s interests in the CNLSun I, CNLSun II and CNLSun III Ventures, which own 42 properties in total, for an aggregate purchase price of approximately $195.9 million subject to adjustment based on the closing date and actual cash flow distribution (the “Joint Venture Dispositions”). The Joint Venture Dispositions were conditioned upon the merger of HCN with Sunrise, which was completed in January 2013. The Company recorded aggregate equity in earnings (loss) from CNLSun I, CNLSun II and CNLSun III Ventures of approximately $2.0 million and ($3.1) million for the quarter and six months ended June 30, 2013, respectively, and approximately ($0.2) million and ($1.8) million for the quarter and six months ended June 30, 2012, respectively. Additionally, the Company received aggregate cash distributions from the aforementioned ventures of approximately $5.2 million and $13.0 million for the quarter and six months ended June 30, 2013, respectively, and approximately $5.4 million and $14.2 million for the quarter and six months ended June 30, 2012, respectively. The Company completed the sale of these three ventures in July 2013. See Footnote 16. “Subsequent Events” for additional information.

The following tables present financial information for the Company’s unconsolidated entities for the quarter and six months ended June 30, 2013 and 2012 (in thousands):

Summarized operating data:

	Quarter Ended June 30, 2013
	DMC Partnership	Intrawest Venture		CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total

Revenues	$6,870	$—		$36,114	$10,021	$10,714	$63,719
Property operating expenses	(84)	—		(23,080)	(6,550)	(7,251)	(36,965)
Depreciation and amortization	(2,251)	—		(5,407)	(1,136)	(1,426)	(10,220)
Interest expense	(1,979)	—		(8,117)	(902)	(1,464)	(12,462)
Interest and other income (expense)	1	—		8	—	—	9

Income (loss) from continuing operations	2,557	—		(482)	1,433	573	4,081
Discontinued operations (4)	—	1,136		—	—	—	1,136

Net income (loss)	$2,557	$1,136		$(482)	$1,433	$573	$5,217

Income (loss) allocable to other venture partners (1)	$(271)	$(403	) (3)	$(1,761)	$455	$(84)	$(2,064)

Income (loss) allocable to the Company (1)	2,828	1,539		1,279	978	657	7,281
Amortization of capitalized costs	(109)	(59)		(652)	(216)	(86)	(1,122)

Equity in earnings (loss) of unconsolidated entities	$2,719	$1,480		$627	$762	$571	$6,159

Distribution declared to the Company	$2,829	$749		$3,920	$522	$835	$8,855

Distributions received by the Company	$2,797	$770		$3,878	$517	$825	$8,787

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (Continued):

Summarized operating data:

	Quarter Ended June 30, 2012
	DMC Partnership	Intrawest Venture		CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total

Revenues	$6,875	$—		$34,272	$9,099	$10,460	$60,706
Property operating expenses	(106)	—		(22,314)	(6,194)	(7,378)	(35,992)
Depreciation and amortization	(2,246)	—		(6,569)	(1,328)	(1,737)	(11,880)
Interest expense	(2,072)	—		(8,113)	(1,235)	(1,464)	(12,884)
Interest and other income (expense)	3	—		544	(248)	293	592

Income (loss) from continuing operations	2,454	—		(2,180)	94	174	542
Discontinued operations (4)	—	(523)		—	—	—	(523)

Net income (loss)	$2,454	$(523)		$(2,180)	$94	$174	$19

Income (loss) allocable to other venture partners (1)	$(366)	$(400	) (3)	$(2,521)	$105	$(211)	$(3,393)

Income (loss) allocable to the Company (1)	$2,820	$(123)		$341	$(11)	$385	$3,412

Amortization of capitalized costs	(121)	(59)		(652)	(216)	(87)	(1,135)

Equity in earnings (loss) of unconsolidated entities	$2,699	$(182)		$(311)	$(227)	$298	$2,277

Distribution declared to the Company	$2,821	$796		$3,910	$564	$833	$8,924

Distributions received by the Company	$5,641	$568		$3,895	$615	$880	$11,599

	Six Months Ended June 30, 2013
	DMC Partnership	Intrawest Venture		CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total

Revenues	$14,322	$—		$71,287	$19,654	$21,549	$126,812
Property operating expenses	(244)	—		(45,999)	(15,439)	(14,609)	(76,291)
Depreciation and amortization	(4,549)	—		(10,994)	(2,244)	(2,874)	(20,661)
Interest expense	(3,950)	—		(16,154)	(2,057)	(2,928)	(25,089)
Interest and other income (expense)	3	—		20	—	—	23

Income (loss) from continuing operations	5,582	—		(1,840)	(86)	1,138	4,794
Discontinued operations (4)	—	2,080		—	—	—	2,080

Net income (loss)	$5,582	$2,080		$(1,840)	$(86)	$1,138	$6,874

Income (loss) allocable to other venture partners (1)	$(44)	$(799	) (3)	$(1,341)	$(8)	$1,788	$(404)

Income (loss) allocable to the Company (1)	5,626	2,879		(499)	(78)	(650)	7,278

Amortization of capitalized costs	(217)	(117)		(1,305)	(431)	(172)	(2,242)

Equity in earnings (loss) of unconsolidated entities	$5,409	$2,762		$(1,804)	$(509)	$(822)	$5,036

Distribution declared to the Company	$5,626	$1,118		$7,797	$1,039	$1,660	$17,240

Distributions received by the Company	$5,649	$1,459		$7,830	$1,045	$4,130	$20,113

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

7.	Variable Interest and Unconsolidated Entities (Continued):

Summarized operating data:

	Six Months Ended June 30, 2012
	DMC Partnership	Intrawest Venture		CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total

Revenues	$14,119	$—		$67,974	$18,135	$21,163	$121,391
Property operating expenses	(269)	—		(43,974)	(13,122)	(14,471)	(71,836)
Depreciation and amortization	(4,494)	—		(11,797)	(2,688)	(3,309)	(22,288)
Interest expense	(4,159)	—		(16,226)	(2,403)	(2,929)	(25,717)
Interest and other income (expense)	24	—		362	—	33	419

Income (loss) from continuing operations	5,221	—		(3,661)	(78)	487	1,969
Discontinued operations (4)	—	(749)		—	—	—	(749)

Net income (loss)	$5,221	$(749)		$(3,661)	$(78)	$487	$1,220

Income (loss) allocable to other venture partners (1)	$(420)	$(755	) (3)	$(3,222)	$234	$(393)	$(4,556)

Income (loss) allocable to the Company (1)	$5,641	$6		$(439)	$(312)	$880	$5,776
Amortization of capitalized costs	(243)	(117)		(1,305)	(431)	(172)	(2,268)

Equity in earnings (loss) of unconsolidated entities	$5,398	$(111)		$(1,744)	$(743)	$708	$3,508

Distribution declared to the Company	$5,642	$864		$7,804	$2,706 (2)	$3,629 (2)	$20,645

Distributions received by the Company	$8,501	$886		$7,804	$2,766 (2)	$3,582 (2)	$23,539

FOOTNOTES:

(1)	Income is allocated between the Company and its partnership using the hypothetical liquidation book value (“HLBV”) method of accounting.
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

(4)	In connection with the planned sale, the venture reclassified and included the results of operations from its seven properties as discontinued operations for all periods presented.

As of June 30, 2013 and December 31, 2012, the Company’s share of partners’ capital determined under HLBV was approximately $255.4 million and $265.3 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $17.1 million and $22.0 million, respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

8.	Mortgages and Other Notes Receivable:

The Company evaluates impairment on its mortgages and other notes receivable on an individual loan basis which includes, current information and events, periodic visits and quarterly discussions on the financial results of the properties being collateralized and the financial stability of the borrowers who are also tenants or third-party managers for certain properties in the Company’s real estate portfolio. The Company reviews each loan to determine the risk of loss and whether the individual loan is impaired and whether an allowance is necessary. The value credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, as such, the Company does not assign its mortgages and other note receivable in credit quality categories. The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $115.5 million and $119.3 million as of June 30, 2013 and December 31, 2012, respectively, based on discounted cash flows for each individual instrument based on market interest rates as of June 30, 2013 and December 31, 2012, respectively. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts and other receivables approximates the carrying value as of June 30, 2013 and December 31, 2012 because of the relatively short maturities of the obligations.

9.	Indebtedness:

The estimated fair values of mortgages and other notes payable and the line of credit were approximately $775.6 million and $742.9 million as of June 30, 2013 and December 31, 2012, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair values of the senior notes was approximately $400.5 million and $385.6 million as of June 30, 2013 and December 31, 2012 respectively, based on prices traded for similar or identical instruments in active or inactive markets and is categorized as level 2 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of June 30, 2013 and December 31, 2012 because of the relatively short maturities of the obligations.

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

As of June 30, 2013 and December 31, 2012, the Company had five interest rate swaps that were designated as cash flow hedges of interest payments from their inception with maturity dates between December 2015 through September 2019. The fair value of the Company’s derivative financial instruments is included in other liabilities in the accompanying unaudited condensed balance sheet as of June 30, 2013 and December 31, 2012. The following table summarizes the gross and net amounts of the Company’s derivative financial instruments (in thousands):

		As of June 30, 2013			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$61,951		$(1,928)	$—	$(1,928)	$(1,928)	$—	$(1,928)
$8,911		$(888)	$—	$(888)	$(888)	$—	$(888)
$17,183	(1)	$(320)	$—	$(320)	$(320)	$—	$(320)
$15,900		$(612)	$—	$(612)	$(612)	$—	$(612)
$25,000		$(430)	$—	$(430)	$(430)	$—	$(430)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

10.	Derivative Instruments and Hedging Activities (Continued):

		As of December 31, 2012			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$62,856		$(2,423)	$—	$(2,423)	$(2,423)	$—	$(2,423)
$9,070		$(1,238)	$—	$(1,238)	$(1,238)	$—	$(1,238)
$18,434	(1)	$(460)	$—	$(460)	$(460)	$—	$(460)
$16,350		$(761)	$—	$(761)	$(761)	$—	$(761)
$25,000		$(716)	$—	$(716)	$(716)	$—	$(716)

FOOTNOTE:

(1)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.4%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 0.95 and 1.00 Canadian dollars for $1.00 U.S. dollar on June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

11.	Fair Value Measurements:

The Company had three investment properties that were classified as assets held for sale and were carried at fair value as of June 30, 2013. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, comparable sales transactions and other information from brokers and potential buyers, as applicable.

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

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

11.	Fair Value Measurements (Continued):

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of June 30, 2013 and December 31, 2012, as follows (in thousands):

	Fair Value Measurement as of June 30, 2013	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$13,343	$—	$—	$13,343

Liabilities:
Derivative instruments	$4,178	$—	$4,178	$—

	Fair Value Measurement as of December 31, 2012	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$5,743	$—	$—	$5,743

Liabilities:
Derivative instruments	$5,598	$—	$5,598	$—

12.	Related Party Arrangements:

In April 2013, the Company paid an affiliate, CNL Commercial Real Estate, Inc., a sales commission totaling approximately $0.2 million in connection with the sale of one of its properties under the terms of an exclusive right of sale listing agreement.

For the quarters and six months ended June 30, 2013 and 2012, the Advisor and former advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Acquisition fees:
Acquisition fees from distribution reinvestment plan	$319	$565	$641	$1,139
Acquisition fees from debt proceeds	—	4,188	234	5,112

Total	319	4,753	875	6,251

Asset management fees	9,212	8,787	18,425	17,469

Reimbursable expenses:
Acquisition costs	50	99	117	177
Operating expenses	1,326	2,181	4,351	4,159

Total	1,376	2,280	4,468	4,336

Total fees earned and reimbursable expenses	$10,907	$15,820	$23,768	$28,056

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

12.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	June 30, 2013	December 31, 2012

Due to the Advisor and its affiliates:
Asset management fees	$—	$14
Operating expenses	710	509
Acquisition fees and expenses	303	463

Total due to affiliates	$1,013	$986

The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s acquisitions and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended June 30, 2013, operating expenses did not exceed the Expense Cap.

The Company also maintains accounts at a bank in which the Company’s chairman serves as a director. The Company had deposits at that bank of approximately $7.9 million and $5.5 million as of June 30, 2013 and December 31, 2012, respectively.

13.	Stockholders’ Equity:

Distribution Reinvestment Plan — For the six months ended June 30, 2013, the Company received aggregate proceeds of approximately $27.4 million (representing 4.0 million shares) through its DRP.

Distributions — For the six months ended June 30, 2013, the Company declared and paid distributions of approximately $67.4 million ($0.2126 per share).

Redemption of Shares — The following details the activity of the pending redemption requests for the six months ended June 30, 2013 (in thousands except per share data):

	First	Second	Year-To-Date
2013 Quarters
Requests in queue	9,726	9,962	9,726
Redemptions requested	716	825	1,541
Shares redeemed:
Prior period requests	(213)	(70)	(283)
Current period requests	(192)	(351)	(543)
Adjustments (1)	(75)	(257)	(332)

Pending redemption requests (2)	9,962	10,109	10,109

Average price paid per share	$7.31	$7.30	$7.30

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements:

The Company issued senior obligations which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional.

The following summarizes the Company’s unaudited condensed consolidating balance sheet as of June 30, 2013 and December 31, 2012, statement of operations, statement of comprehensive income (loss) and statement of cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

Condensed Consolidating Balance Sheet:

	As of June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$998,115	$1,132,076	$—	$2,130,191
Investments in unconsolidated entities	—	272,454	—	—	272,454
Investments in subsidiaries	1,942,222	1,156,917	2,474,684	(5,573,823)	—
Mortgages and other notes receivable, net	—	44,527	116,453	(41,008)	119,972
Deferred rent and lease incentives	—	87,388	22,017	—	109,405
Cash	35,552	24,341	30,679	—	90,572
Other assets	13,825	17,742	23,466	—	55,033
Restricted cash	10	26,280	25,542	—	51,832
Intangibles, net	—	16,058	15,536	—	31,594
Accounts and other receivables, net	—	10,300	7,190	—	17,490
Assets held for sale	—	13,343	—	—	13,343

Total Assets	$1,991,609	$2,667,465	$3,847,643	$(5,614,831)	$2,891,886

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$250,012	$457,814	$(40,103)	$667,723
Senior notes, net of discount	394,257	—	—	—	394,257
Line of credit	—	105,000	—	—	105,000
Other liabilities	—	41,760	47,932	—	89,692
Accounts payable and accrued expenses	8,398	14,491	24,255	(905)	46,239
Due to affiliates	992	2	19	—	1,013

Total Liabilities	403,647	411,265	530,020	(41,008)	1,303,924

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,195	—	—	—	3,195
Capital in excess of par value	2,824,731	5,565,925	8,039,799	(13,605,724)	2,824,731
Accumulated earnings (deficit)	(227,950)	286,166	311,185	(597,351)	(227,950)
Accumulated distributions	(1,005,365)	(3,595,891)	(5,026,712)	8,622,603	(1,005,365)
Accumulated other comprehensive loss	(6,649)	—	(6,649)	6,649	(6,649)

	1,587,962	2,256,200	3,317,623	(5,573,823)	1,587,962

Total Liabilities and Stockholders’ Equity	$1,991,609	$2,667,465	$3,847,643	$(5,614,831)	$2,891,886

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Balance Sheet:

	As of December 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$1,066,297	$1,110,060	$—	$2,176,357
Investments in unconsolidated entities	—	287,339	—	—	287,339
Investments in subsidiaries	2,061,102	1,208,475	2,684,880	(5,954,457)	—
Mortgages and other notes receivable, net	—	38,987	121,190	(35,447)	124,730
Deferred rent and lease incentives	—	86,752	22,755	—	109,507
Cash	39,219	14,125	19,880	—	73,224
Other assets	13,967	16,057	33,631	—	63,655
Restricted cash	46	20,009	20,261	—	40,316
Intangibles, net	—	16,481	18,976	—	35,457
Accounts and other receivables, net	—	11,939	9,761	—	21,700
Assets held for sale	—	5,743	—	—	5,743

Total Assets	$2,114,334	$2,772,204	$4,041,394	$(5,989,904)	$2,938,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$255,942	$426,127	$(33,067)	$649,002
Senior notes, net of discount	394,100	—	—	—	394,100
Line of credit	—	95,000	—	—	95,000
Other liabilities	—	23,533	23,912	—	47,445
Accounts payable and accrued expenses	7,857	12,306	22,281	(2,380)	40,064
Due to affiliates	946	3	37	—	986

Total Liabilities	402,903	386,784	472,357	(35,447)	1,226,597

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,164	—	—	—	3,164
Capital in excess of par value	2,803,346	5,389,388	7,846,451	(13,235,839)	2,803,346
Accumulated earnings (deficit)	(149,446)	313,032	338,888	(651,920)	(149,446)
Accumulated distributions	(937,972)	(3,317,000)	(4,608,641)	7,925,641	(937,972)
Accumulated other comprehensive loss	(7,661)	—	(7,661)	7,661	(7,661)

	1,711,431	2,385,420	3,569,037	(5,954,457)	1,711,431

Total Liabilities and Stockholders’ Equity	$2,114,334	$2,772,204	$4,041,394	$(5,989,904)	$2,938,028

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Quarter Ended June 30, 2013
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$22,542	$16,538	$—	$39,080
Property operating revenues	—	31,314	59,586	—	90,900
Interest income on mortgages and other notes receivable	—	1,140	3,285	(1,062)	3,363

Total revenues	—	54,996	79,409	(1,062)	133,343

Expenses:
Property operating expenses	—	24,563	50,071	—	74,634
Asset management fees to advisor	9,212	—	—	—	9,212
General and administrative	4,432	424	243	—	5,099
Ground lease and permit fees	—	2,381	1,005	—	3,386
Acquisition fees and costs	546	—	—	—	546
Other operating expenses	318	648	1,537	—	2,503
Impairment provision	—	42,451	—	—	42,451
Bad debt expense	—	2,201	1,821	—	4,022
Depreciation and amortization	—	16,523	20,137	—	36,660

Total expenses	14,508	89,191	74,814	—	178,513

Operating income (loss)	(14,508)	(34,195)	4,595	(1,062)	(45,170)

Other income (expense):
Interest and other income (expense)	110	37	(70)	—	77
Interest expense and loan cost amortization (includes $413 amortization of loss on termination of cash flow hedges)	(7,847)	(5,420)	(6,248)	1,062	(18,453)
Equity in earnings of unconsolidated entities	—	6,159	—	—	6,159
Equity in earnings (loss), intercompany	(32,960)	5,699	(25,119)	52,380	—

Total other income (expense)	(40,697)	6,475	(31,437)	53,442	(12,217)

Income (loss) from continuing operations	(55,205)	(27,720)	(26,842)	52,380	(57,387)
Discontinued operations	—	2,182	—	—	2,182

Net income (loss)	$(55,205)	$(25,538)	$(26,842)	$52,380	$(55,205)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Quarter Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$22,575	$15,134	$—	$37,709
Property operating revenues	—	26,399	52,812	—	79,211
Interest income on mortgages and other notes receivable	—	587	2,929	(350)	3,166

Total revenues	—	49,561	70,875	(350)	120,086

Expenses:
Property operating expenses	—	23,253	43,989	—	67,242
Asset management fees to advisor	8,787	—	—	—	8,787
General and administrative	4,207	162	248	—	4,617
Ground lease and permit fees	—	2,271	670	—	2,941
Acquisition fees and costs	1,680	—	—	—	1,680
Other operating expenses	—	815	1,623	—	2,438
Bad debt expense	—	776	244	—	1,020
Loss on lease termination	—	2,584	339	—	2,923
Loan loss provision	—	—	1,699	—	1,699
Depreciation and amortization	—	15,395	17,341	—	32,736

Total expenses	14,674	45,256	66,153	—	126,083

Operating income (loss)	(14,674)	4,305	4,722	(350)	(5,997)

Other income (expense):
Interest and other income	23	17	10	—	50
Interest expense and loan cost amortization (includes $413 amortization of loss on termination of cash flow hedges)	(8,003)	(4,709)	(4,375)	350	(16,737)
Equity in earnings of unconsolidated entities	—	2,277	—	—	2,277
Equity in earnings (loss), intercompany	2,712	(2,694)	17,690	(17,708)	—

Total other income (expense)	(5,268)	(5,109)	13,325	(17,358)	(14,410)

Income (loss) from continuing operations	(19,942)	(804)	18,047	(17,708)	(20,407)
Discontinued operations	—	465	—	—	465

Net income (loss)	$(19,942)	$(339)	$18,047	$(17,708)	$(19,942)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Six Months Ended June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$48,010	$38,535	$—	$86,545
Property operating revenues	—	39,996	106,456	—	146,452
Interest income on mortgages and other notes receivable	—	2,181	6,630	(2,029)	6,782

Total revenues	—	90,187	151,621	(2,029)	239,779

Expenses:
Property operating expenses	—	37,433	91,182	—	128,615
Asset management fees to advisor	18,425	—	—	—	18,425
General and administrative	7,931	839	645	—	9,415
Ground lease and permit fees	—	5,271	2,895	—	8,166
Acquisition fees and costs	913	—	—	—	913
Other operating expenses	491	859	2,835	—	4,185
Bad debt expense	—	2,299	1,831	—	4,130
Impairment provision	—	42,451	—	—	42,451
Depreciation and amortization	—	32,766	40,020	—	72,786

Total expenses	27,760	121,918	139,408	—	289,086

Operating income (loss)	(27,760)	(31,731)	12,213	(2,029)	(49,307)

Other income (expense):
Interest and other income (expense)	115	504	(102)	—	517
Interest expense and loan cost amortization (includes $827 amortization of loss on termination of cash flow hedges)	(15,704)	(11,047)	(12,063)	2,029	(36,785)
Equity in earnings of unconsolidated entities	—	5,036	—	—	5,036
Equity in earnings (loss), intercompany	(35,155)	8,337	(27,751)	54,569	—

Total other income (expense)	(50,744)	2,830	(39,916)	56,598	(31,232)

Income (loss) from continuing operations	(78,504)	(28,901)	(27,703)	54,569	(80,539)
Discontinued operations	—	2,035	—	—	2,035

Net income (loss)	$(78,504)	$(26,866)	$(27,703)	$54,569	$(78,504)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Six Months Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$48,242	$35,556	$—	$83,798
Property operating revenues	—	32,383	86,839	—	119,222
Interest income on mortgages and other notes receivable	—	2,799	6,119	(2,649)	6,269

Total revenues	—	83,424	128,514	(2,649)	209,289

Expenses:
Property operating expenses	—	33,992	76,482	—	110,474
Asset management fees to advisor	17,469	—	—	—	17,469
General and administrative	7,941	264	949	—	9,154
Ground lease and permit fees	—	4,741	2,395	—	7,136
Acquisition fees and costs	2,810	—	—	—	2,810
Other operating expenses	126	1,421	3,006	—	4,553
Bad debt expense	—	2,840	254	—	3,094
Loss on lease termination	—	2,738	555	—	3,293
Loan loss provision	—	—	1,699	—	1,699
Depreciation and amortization	—	30,908	33,934	—	64,842

Total expenses	28,346	76,904	119,274	—	224,524

Operating income (loss)	(28,346)	6,520	9,240	(2,649)	(15,235)

Other income (expense):
Interest and other income (expense)	74	(7)	26	—	93
Interest expense and loan cost amortization (includes $827 amortization of loss on termination of cash flow hedges)	(15,943)	(8,706)	(11,014)	2,649	(33,014)
Equity in earnings of unconsolidated entities	—	3,508	—	—	3,508
Equity in earnings (loss), intercompany	(470)	238	6,305	(6,073)	—

Total other expense	(16,339)	(4,967)	(4,683)	(3,424)	(29,413)

Income (loss) from continuing operations	(44,685)	1,553	4,557	(6,073)	(44,648)
Discontinued operations	—	(37)	—	—	(37)

Net income (loss)	$(44,685)	$1,516	$4,557	$(6,073)	$(44,685)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Other Comprehensive Income (Loss):

	For the Quarter Ended June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(55,205)	$(25,538)	$(26,842)	$52,380	$(55,205)

Other comprehensive income (loss):
Foreign currency translation adjustments	(754)	—	(754)	754	(754)
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	1,020	—	1,020	(1,020)	1,020
Amortization of loss on termination of cash flow hedges	413	—	413	(413)	413

Total other comprehensive income	679	—	679	(679)	679

Comprehensive income (loss)	$(54,526)	$(25,538)	$(26,163)	$51,701	$(54,526)

	For the Quarter Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(19,942)	$(339)	$18,047	$(17,708)	$(19,942)

Other comprehensive income (loss):
Foreign currency translation adjustments	(642)	—	(642)	642	(642)
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	(866)	—	(866)	866	(866)
Amortization of loss on termination of cash flow hedges	413	—	413	(413)	413

Total other comprehensive loss	(1,095)	—	(1,095)	1,095	(1,095)

Comprehensive income (loss)	$(21,037)	$(339)	$16,952	$(16,613)	$(21,037)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Other Comprehensive Income (Loss):

	For the Six Months Ended June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(78,504)	$(26,866)	$(27,703)	$54,569	$(78,504)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,214)	—	(1,214)	1,214	(1,214)
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	1,399	—	1,399	(1,399)	1,399
Amortization of loss on termination of cash flow hedges	827	—	827	(827)	827

Total other comprehensive income	1,012	—	1,012	(1,012)	1,012

Comprehensive income (loss)	$(77,492)	$(26,866)	$(26,691)	$53,557	$(77,492)

	For the Six Months Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(44,685)	$1,516	$4,557	$(6,073)	$(44,685)

Other comprehensive income (loss):
Foreign currency translation adjustments	(117)	—	(117)	117	(117)
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	(653)	—	(653)	653	(653)
Amortization of loss on termination of cash flow hedges	827	—	827	(827)	827

Total other comprehensive income	57	—	57	(57)	57

Comprehensive income (loss)	$(44,628)	$1,516	$4,614	$(6,130)	$(44,628)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Six Months Ended June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(41,714)	$66,180	$57,699	$—	$82,165

Investing activities:
Acquisition and deposits on real estate investments	(750)	—	(22,000)	—	(22,750)
Capital expenditures	—	(16,359)	(22,405)	—	(38,764)
Proceeds from sale of properties	—	11,600	(325)	—	11,275
Proceeds from release of collateral on loan payable	—	—	11,167	—	11,167
Principal payments received on mortgage loans receivable	—	23	4,185	—	4,208
Changes in restricted cash	36	(6,271)	(5,292)	—	(11,527)
Other			(315)		(315)
Intercompany investing	84,738	—	—	(84,738)	—

Net cash provided by (used in) investing activities	84,024	(11,007)	(34,985)	(84,738)	(46,706)

Financing activities:
Redemptions of common stock	(5,995)	—	—	—	(5,995)
Distributions to stockholders, net of distribution reinvestments	(39,982)	—	—	—	(39,982)
Proceeds under line of credit	—	50,000	—	—	50,000
Proceeds from mortgage loans and other notes payable	—	—	30,000	—	30,000
Principal payments on line of credit	—	(40,000)	—	—	(40,000)
Principal payments on mortgage loans and senior notes	—	(5,930)	(4,330)	—	(10,260)
Principal payments on capital leases	—	(264)	(788)	—	(1,052)
Payment of loan costs	—	—	(749)	—	(749)
Intercompany financing	—	(48,763)	(35,975)	84,738	—

Net cash provided by (used in) financing activities	(45,977)	(44,957)	(11,842)	84,738	(18,038)

Effect of exchange rate fluctuation on cash	—	—	(73)	—	(73)

Net increase (decrease) in cash	(3,667)	10,216	10,799	—	17,348
Cash at beginning of period	39,219	14,125	19,880	—	73,224

Cash at end of period	$35,552	$24,341	$30,679	$—	$90,572

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

14.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Six Months Ended June 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(42,628)	$35,392	$43,418	$—	$36,182

Investing activities:
Acquisition of properties	—	—	(168,650)	—	(168,650)
Capital expenditures	—	(11,983)	(21,027)	—	(33,010)
Investment in and contributions to unconsolidated entities	—	(1,864)	—	—	(1,864)
Distributions from unconsolidated entities	—	13,372	—	—	13,372
Proceeds from sale of properties	—	1,500	—	—	1,500
Principal payments received on mortgage loans receivable	—	22	—	—	22
Changes in restricted cash	—	(1,424)	(3,004)	—	(4,428)
Intercompany investing	55,508	—	—	(55,508)	—

Net cash provided by (used in) investing activities	55,508	(377)	(192,681)	(55,508)	(193,058)

Financing activities:
Redemptions of common stock	(3,500)	—	—	—	(3,500)
Distributions to stockholders, net of distribution reinvestments	(55,529)	—	—	—	(55,529)
Proceeds from line of credit	—	95,000	—	—	95,000
Proceeds from mortgage loans and other notes payable	—	45,000	77,300	—	122,300
Principal payments on mortgage loans and senior notes	—	(4,791)	(21,534)	—	(26,325)
Principal payments on capital leases	—	(972)	(569)	—	(1,541)
Payment of loan costs	—	(2,297)	(5,160)	—	(7,457)
Intercompany financing	—	(170,194)	114,686	55,508	—

Net cash provided by (used in) financing activities	(59,029)	(38,254)	164,723	55,508	122,948

Effect of exchange rate fluctuation on cash	—	—	(49)	—	(49)

Net increase (decrease) in cash	(46,149)	(3,239)	15,411	—	(33,977)
Cash at beginning of period	134,608	11,268	16,963	—	162,839

Cash at end of period	$88,459	$8,029	$32,374	$—	$128,862

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

15.	Commitments and Contingencies:

A purported class action lawsuit on behalf of shareholders who purchased shares under the Company’s DRP on or after April 1, 2010, Allyn v. CNL Lifestyle Properties, Inc. et al., was filed on January 18, 2013 in the United States District Court for the Middle District of Florida against the Company and certain of its current and former directors. The lawsuit alleges claims for breach of fiduciary duty against the directors and constructive trust and unjust enrichment against the Company. The factual assertions in the complaint consist primarily of the allegation that the price for shares purchased under the DRP was inflated. The complaint seeks an unspecified amount of damages and other relief relating to the purported inflation. The Company intends to defend vigorously against such claims and is not able to determine the ultimate outcome at this time. The defendants filed a motion to dismiss the complaint on May 1, 2013, which is awaiting the court’s decision.

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

16.	Subsequent Events:

In July 2013, the Company completed the Joint Venture Dispositions relating to CNLSun I, CNLSun II and CNLSun III Ventures for an aggregate purchase price of approximately $195.4 million, including transaction costs, and recorded aggregate gains of approximately $55.4 million. See “Variable Interest and Unconsolidated Entities” above for additional information. The sales proceeds were partially used to repay the Company’s revolving line of credit.

In July 2013, the Company’s borrowing capacity in its revolving line of credit was reduced from $125.0 million to approximately $119.7 million as a result of removing three marina properties from the line of credit’s collateral pool.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2013 and December 31, 2012 and for the six months ended June 30, 2013 and 2012 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2012. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.

Cautionary Note Regarding Forward-Looking Statements

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s ability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to maintain the Company’s REIT qualification; and the Company’s ability to protect its intellectual property and the value of its brand.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this and the Company’s other quarterly reports on Form 10-Q, and the Company’s annual report on Form 10-K,, copies of which may be obtained from the Company’s website at http://www.cnllifestyleproperties.com.

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

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of June 30, 2013, we had 177 lifestyle properties of which 42 properties that were held through three unconsolidated joint ventures were sold in July 2013. As of August 6, 2013, we had a portfolio of 136 lifestyle properties of which ten properties (three consolidated properties and seven unconsolidated properties held through one joint venture) are classified as held for sale and are expected to be sold in 2013. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 25% in ski and mountain lifestyle, 20% in golf facilities, 11% in senior housing, 18% in attractions, 7% in marinas and 19% in additional lifestyle properties.

As a mature real estate investment trust (“REIT”), a significant focus is to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for a potential future listing or other liquidity event(s), and our board of directors will undertake an evaluation of various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the listing of our common stock.

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

We currently operate and have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 100% of our REIT taxable income and capital gains to our stockholders and meet other compliance requirements. We are subject to income taxes on taxable income from certain properties operated by third-party managers. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on all of our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our operating results and cash flows. However, we believe that we are organized and have operated in a manner to qualify for treatment as a REIT beginning with the year ended December 31, 2004. In addition, we intend to continue to be organized and to operate so as to remain qualified as a REIT for federal income tax purposes.

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

The following table illustrates property level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties. We have only included property-level operating performance for consolidated properties in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented and have included information for both leased and managed properties. We have not included performance data on acquisitions made after January 1, 2012 because we did not own those properties during the entirety of all periods presented below. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes performance of properties leased to third-party tenants and excludes performance of any properties acquired during the current periods presented. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

	Number of Properties	Quarter Ended June 30,
		2013		2012		Increase/(Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA

Ski and mountain lifestyle	16	$27,931	$(15,179)	$28,510	$(11,958)	-2.0%	-26.9%
Golf	48	46,383	13,084	47,227	12,699	-1.8%	3.0%
Attractions	18	58,276	12,044	57,134	10,848	2.0%	11.0%
Marinas	17	9,335	3,096	9,624	3,373	-3.0%	-8.2%
Additional lifestyle	5	20,157	884	19,261	806	4.7%	9.7%

	104	$162,082	$13,929	$161,756	$15,768	0.2%	-11.7%

	Number of Properties	Six Months Ended June 30,
		2013		2012		Increase/(Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA

Ski and mountain lifestyle	16	$267,347	$102,932	$228,444	$75,525	17.0%	36.3%
Golf	48	80,723	22,175	81,704	21,123	-1.2%	5.0%
Attractions	18	66,777	765	64,393	(815)	3.7%	193.9%
Marinas	17	15,381	5,236	15,582	5,273	-1.3%	-0.7%
Additional lifestyle	5	50,897	7,893	46,202	6,212	10.2%	27.1%

	104	$481,125	$139,001	$436,325	$107,318	10.3%	29.5%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in our operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the quarter ended June 30, 2013, our tenants and managers reported to us an increase in property-level revenue of 0.2% and a decrease of property-level EBITDA of 11.7%, respectively, as compared to the same periods in the prior year. The increase in property-level revenue was primarily attributable to our attractions and additional lifestyle properties. Our attractions and additional lifestyle properties, which include three waterpark hotels, have experienced an increase in revenue due to increases in pricing and in-park spending as compared to the same period in 2012. Our attractions properties are in their off-peak seasonal periods during first, second and fourth quarters due to the nature of their business and have improved in their EBITDA primarily due to cost controls. The increases were offset by our ski and mountain lifestyle properties, golf and marinas properties. During the second quarter of 2012, most of our ski and mountain lifestyle properties were closed due to low snowfall which reduced their temporary labor and operating expenses, however, during the same period in 2013, due to normal level of natural snowfall and favorable snowmaking conditions, many of our ski and mountain lifestyle properties remained in operation through April. During April, the resorts typically report net operating losses, however, remain open as long as they reasonably can to maximize value for the season pass holders and actively begin selling season passes for the next season. Our golf properties have experienced a decrease in rounds played during 2013 as a direct result of the unusually warm weather conditions experienced during 2012 as compared to colder and wetter conditions in 2013, however, operator-driven efficiencies resulted in a 3% increase in EBITDA due to cost controls. Our marinas properties have experienced some minor declines in revenues, mostly driven by a reduction in slip rental revenues, concentrated in the California market where competition and price sensitivity were more pronounced and the economy has been slower to recover.

Overall, for the six months ended June 30, 2013, our tenants and managers reported to us an increase in revenue and property-level EBITDA of 10.3% and 29.5%, respectively, as compared to the same period in the prior year. The increases were primarily attributable to our ski and mountain lifestyle properties, attractions, and additional lifestyle properties. Our ski and mountain lifestyle properties and our additional lifestyle properties, which include the Omni Mount Washington Resort, experienced a strong 2012/2013 ski season as a result of the return to normal level of natural snowfall and favorable snowmaking conditions as compared to unprecedented low levels of natural snowfall for the same period in 2012. Our attractions properties experienced an increase in revenue due to increases in pricing and in-park spending as compared to the same period in 2012. Our attractions properties are in their off-peak seasonal periods during first, second and fourth quarters due to the nature of their business and have improved in their EBITDA primarily due to cost controls. The increases were offset by our golf and marinas properties. Our golf properties have experienced a decrease in rounds played during 2013 as a direct result of the unusually warm weather conditions experienced during 2012 as compared to colder and wetter conditions in 2013, however, operator-driven efficiencies resulted in a 5% increase in EBITDA due to cost controls. Our marinas properties have experienced some minor declines in revenues, mostly driven by a reduction in slip rental revenues, concentrated in the California market where competition and price sensitivity were more pronounced and the economy has been slower to recover. During the six months ended June 30, 2013, our largest marina tenant filed for bankruptcy protection which may impact the performances of the properties they operate. See “Marina Operator Transition” below for additional information.

When evaluating our senior housing properties’ performance, management reviews operating statistics of the underlying properties, including revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which is defined as total revenue divided by number of occupied units, is a widely used performance metric within the healthcare sector. This metric assists us to determine the ability of our operators to achieve market rental rates and to obtain revenues from providing healthcare related services. As of June 30, 2013, the managers of our 52 comparable, consolidated and unconsolidated, properties reported to us an increase in occupancy of 3.2% as compared to the same period in 2012 and an increase in RevPOU of 3.7% and 3.4% for the quarter and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The increases in occupancy and RevPOU were primarily due to strong unit demands and rate increases at the properties.

The following table presents same store unaudited property-level information for our senior housing properties as of and for the quarters and six months ended June 30, 2013 and 2012 (in thousands):

	Number of Properties	Occupancy
		As of June 30,		Increase/ (Decrease)
		2013	2012

Senior housing	52	92.2%	89.3%	3.2%

	Number of Properties	RevPOU
		Quarter Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)

		2013	2012		2013	2012

Senior housing	52	$6,515	$6,281	3.7%	$6,470	$6,256	3.4%

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

Ski and Mountain Lifestyle. According to the National Ski Areas Association and the preliminary Kottke National End of Season Survey 2012/13, the U.S. ski industry recorded a total of 56.6 million visits, up 11.0% from a weather-challenged 2011/12 season. Our ski resorts finished the season with preliminary skier visits totaling 6.05 million, up 10.4% over the prior year. As the industry results largely represent a recovery over the prior winter season, it is important to note that many of our resorts, most notably in the Northeast, performed better than the competition during the low snow of 2011/12 due to our continued investment in snowmaking infrastructure. Those results reinforce our commitment to efficient snowmaking technology as a key hedge against weather variability, allowing our resorts to maintain consistent and high-quality ski terrain throughout each season. As of March 31, 2013, revenues for the winter season were up 16% over last year, as a result of higher spend per guest. In addition, resorts which began pre-selling season passes during the months of March and April for the 2013/14 season have reported an uptick in sales pace, largely fueled by significant snowfall during those months.

Golf. Golf Datatech, one of the leading golf industry providers, reported a decrease of 11.9% in total rounds played in the U.S. for the five months ended May 31, 2013 as compared to same period in 2012. This data is supported by Pellucid Corp, another industry source, who calculates a metric called Golf Playable Hours (GPH). Pellucid has reported that for the six months ended June 30, 2013, GPH was down 13% as compared to the same period in 2012. The decrease in year-over-year rounds played was a direct result of the unusually warm weather conditions experienced during the winter of 2012 as compared to colder and wetter conditions in 2013. Therefore, the industry anticipates rounds in 2013 to be less than those in 2012.

Attractions. Our properties include regional gated amusement parks and water parks that generally draw most of their visitation from local markets. Regional and local attractions have historically been resistant to recession, with inclement weather being a more significant factor impacting attendance. For the quarter and six months ended June 30, 2013, our attractions portfolio exhibited an increase in property-level revenue of approximately 2.0% and 3.7% as compared to the same periods in 2012. The increase was due to increases in pricing and in-park spending as compared to the same periods in 2012. Our large attractions properties are in their off-peak season during first, second and fourth quarters due to the nature of their business with their peak months during the third quarter.

Marinas. According to the August 2012 IBIS World Industry Report on “Marinas in the U.S.”, the industry remains highly fragmented. Therefore, the industry has a large number of small, locally operated and owned enterprises. High barriers to entry limit the supply of competing properties, and demand is projected to rise as the number of boat sales increases. Common industry drivers are boat ownership and occupancy. Marina operators are affected by government regulations, rising fuel prices, and general economic conditions. According to IBIS World Industry Report, marinas in the United States are expected to experience slightly better prospects over the next five years with forecasted revenue to grow at an average annual rate of 1.3% as compared to a decline in revenues during recent years. According to the Brunswick Corporation, their operating plans for the remainder of 2013 call for uneven recovery in the powerboat market with outboard engines leading the way, while inboard demand has been reduced in both sales and production.

Senior Housing. Americans 65 years and older are expected to live longer than the elderly did in the past and will need additional housing options to accommodate their special needs. Demand for senior housing options is currently outpacing the existing supply of senior housing units. The supply growth of certain senior housing asset classes over the last decade has declined dramatically following a boom in senior housing development in the 1990’s. According to the data from the National Investment Center for the Senior Housing and Care Industry Map Monitor for the second quarter of 2013 (the “Q2 2013 NIC Map Monitor”), overall senior housing occupancy was at 89.0% in the second quarter of 2013, down 0.1% compared to the previous quarter and up 0.4% compared to the prior year.

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

In addition, seasonality directly impacts certain of our properties where we engage independent third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of August 6, 2013, we had a total of 54 wholly-owned managed properties consisting of 13 golf facilities, 20 senior housing properties, 14 attractions properties, two marinas and five additional lifestyle properties. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties.

Marina Operator Transition

As we have previously reported, in December 2012, in anticipation of transitioning certain marina properties to new operators as a result of the tenants defaulting under their leases, we recorded loss on lease termination and wrote off deferred rent and lease intangible assets. During the quarter ended June 30, 2013, our largest marina tenant filed for bankruptcy protection. As a result, the transition to new operators and/or new tenants has been temporarily delayed by the bankruptcy process. Although there remains uncertainty, we still expect to complete the transition of these properties to new operators and/or tenants during the second half of 2013. As of August 6, 2013, our marina properties leased to this tenant represent approximately 4.5% of our total real estate assets (by purchase price). This transition is expected to impact our cash flows from operating activities in the near term until it is completed and may negatively impact our net asset value per share. Over the long-term we expect these properties to perform better with new operators and/or new tenants once we complete the anticipated transitions. In connection with the aforementioned situation, we performed an impairment analysis on the marinas properties and determined that the estimated future undiscounted operating cash flows exceed the carrying value of the properties. As such no impairment was recorded.

Litigation

A purported class action lawsuit on behalf of shareholders who purchased shares under our DRP on or after April 1, 2010, Allyn v. CNL Lifestyle Properties, Inc. et al., was filed on January 18, 2013 in the United States District Court for the Middle District of Florida against the Company and certain of our current and former directors. The lawsuit alleges claims for breach of fiduciary duty against the directors and constructive trust and unjust enrichment against the Company. The factual assertions in the complaint consist primarily of the allegation that the price for shares purchased under the distribution reinvestment plan (“DRP”) was inflated. The complaint seeks an unspecified amount of damages and other relief relating to the purported inflation. The Company intends to defend vigorously against such claims and is not able to determine the ultimate outcome at this time. The defendants filed a motion to dismiss the complaint on May 1, 2013, which is awaiting the court’s decision.

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

Sources and Uses of Liquidity and Capital Resources

Operating Cash Flows. Our net cash flows provided by operating activities for the six months ended June 30, 2013 and 2012 were approximately $82.2 million and $36.2 million, respectively. Operating cash flows primarily consists of rental income from operating leases, property operating revenues, interest income on mortgages and other notes receivable, and distributions from our unconsolidated entities offset by payments made for operating expenses including property operating expenses and asset management fees to our Advisor. The increase in operating cash flows of approximately $46.0 million or 127.1% as compared to the same period in 2012 was primarily attributable to:

•	An increase in rental income from leased properties and net operating income from managed properties related to properties acquired during and after second quarter of 2012;

•

An increase in “same store” rent from leased properties and net operating income from managed properties primarily relating to our ski and mountain lifestyle properties, senior housing, attractions and additional lifestyle properties which includes the Omni Mount Washington Resort as a result of a strong 2012/2013 ski season and rental income earned from certain golf properties where payments were waived during the first quarter of 2012 as a result of a lease amendment;

•	An increase in interest income on mortgages and other notes receivable and interest and other income;

•

An increase in distributions from unconsolidated entities which constituted cash flows from operating activities. During the six months ended June 30, 2013, all of the distributions received were considered a return on capital which is included in cash flows from operating activities as compared to only a portion of the distributions received being considered a return on capital during the same period in 2012;

•	A decrease in acquisition fees and expenses and other operating expenses; and

•	A decrease in lease incentive and the timing of cash receipt and payments made.

Real Estate Sales. During the six months ended June 30, 2013, we completed the sale of three properties, one in each of the golf, attractions and additional lifestyle properties asset classes, and received net sales proceeds of approximately $11.3 million and recorded an aggregate gain of approximately $2.1 million.

Mortgages and Other Notes Receivable. During the six months ended June 30, 2013, we received approximately $4.2 million in repayment of loans.

Indebtedness. We have borrowed and intend to continue to borrow money to acquire properties, fund ongoing enhancements to our portfolio, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of June 30, 2013, our leverage ratio, calculated as total indebtedness over total assets, was 40.4% (46.6% including our share of unconsolidated assets and debts).

In July 2012, a lender’s deposit was escrowed in the amount of approximately $11.2 million, of which the entire amount was released to us during the six months ended June 30, 2013.

During the six months ended June 30, 2013, we obtained $30.0 million in new debt financing which is collateralized by four senior housing properties. The loan has a three year term with two one-year extensions and has a variable interest rate of 30-day LIBOR plus 3.50% with interest only payments during the first two years and principal and interest payments for year three using a 30-year amortization.

During the six months ended June 30, 2013, we borrowed $50.0 million to fund the acquisition of one senior housing property and for other corporate uses and repaid $40.0 million under our revolving line of credit. We also made approximately $11.3 million in scheduled principal payments under our mortgage loans and capital lease obligations. As of June 30, 2013, our revolving line of credit has an outstanding balance of $105.0 million which was repaid in full in July 2013 with the proceeds from the sale of our interest in 42 properties held in the CNLSun I, CNLSun II and CNLSun III Ventures. See “Distributions from Unconsolidated Entities” below for additional information.

In July 2013, our borrowing capacity in our revolving line of credit was reduced from $125.0 million to approximately $119.7 million as a result of removing three marina properties from the line of credit’s collateral pool due to the bankruptcy filing by its tenant. See “Marina Operator Transition” above for additional information.

As of June 30, 2013, certain of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total assets ratio. We were in compliance with all applicable provisions as of June 30, 2013. Our other long-term borrowings are not subject to any significant financial covenants.

Distributions from Unconsolidated Entities. As of June 30, 2013, we had investments in 50 properties through unconsolidated entities, some of which we are marketing to sell. In July 2013, we sold our investments in 42 properties through our three senior housing ventures discussed in further detail below. As of August 6, 2013, we had investments in eight properties through two unconsolidated entities, seven of which are marketing to sell. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the six months ended June 30, 2013, we received distributions of approximately $20.1 million, all of which was included in cash flows from operations. Our distributions from unconsolidated joint ventures will decrease during the remainder of 2013 due to 42 properties sold in July 2013 discussed in further detail below.

In December 2012, in connection with an existing purchase option held by Sunrise, our venture partner in our three senior housing ventures, we entered into an agreement with HCN, as a result of a potential merger by HCN with Sunrise. Under the agreement, HCN and Sunrise have agreed to purchase our interests in the CNLSun I, CNLSun II and CNLSun III Ventures, which own 42 properties in total, for an aggregate purchase price of approximately $195.9 million subject to adjustment based on the closing date and actual cash flow distribution (the “Joint Venture Dispositions”). The Joint Venture Dispositions were conditioned upon the merger of HCN with Sunrise, which was completed in January 2013. In July 2013, we completed the Joint Venture Dispositions for an aggregate sales price of approximately $195.4 million, including transaction costs, and recorded aggregate gains of approximately $55.4 million. The proceeds are being used to retire debts and reinvest in new and existing properties with a focus primarily on ski and mountain lifestyle properties, attractions and senior housing.

In December 2012, the Intrawest Venture decided to market for sale its seven destination retail properties to third–party buyers. For the quarter and six months ended June 30, 2013, we received cash distributions of $0.8 million and $1.5 million, respectively, as compared to approximately $0.6 million and $0.9 million, respectively, for the same periods in 2012 from the Intrawest Venture.

Distribution Reinvestment Plan. There is currently no public trading market for our shares. Shareholders are able to purchase shares from us under our DRP. Shares sold under the DRP are offered at $6.95, which represents a 5% discount to the estimated net asset value (“NAV”) of $7.31 per share. We anticipate we will continue to raise capital through our DRP and will use such proceeds for acquisitions and enhancements, distributions shortfalls and other corporate purposes. For the six months ended June 30, 2013, we received approximately $27.4 million (4.0 million shares) through our DRP.

Acquisitions and Capital Expenditures. During the six months ended June 30, 2013, we acquired one senior housing property for $22.0 million.

During the six months ended June 30, 2013 and 2012, we funded approximately $38.8 million and $33.0 million, respectively, in capital improvements at our properties.

Related Party Arrangements. In April 2013, we paid an affiliate, CNL Commercial Real Estate, Inc., a sales commission totaling approximately $0.2 million in connection with the sale of one of our properties under the terms of an exclusive right of sale listing agreement.

Certain affiliates are entitled to receive fees and compensation in connection with the issuance of shares through our DRP, acquisition and operating activities. Amounts incurred relating to these transactions were approximately $19.3 million and $23.7 million for the six months ended June 30, 2013 and 2012, respectively. Of these amounts, approximately $1.0 million is included in due to affiliates in the unaudited condensed consolidated balance sheets as of both June 30, 2013 and December 31, 2012. In addition, these affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our DRP, acquisitions and operating activities. Reimbursable expenses for the six months ended June 30, 2013 and 2012 were approximately $4.5 million and $4.3 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended June 30, 2013 and 2012, operating expenses did not exceed the Expense Cap.

Common Stock Redemptions. During the six months ended June 30, 2013, we paid approximately $6.0 million to redeem approximately 0.8 million shares of our common stock. We redeem shares pursuant to our redemption plan, which is designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. There is currently a sizeable backlog and a waiting list for redemption requests and stockholders will likely wait a long period of time to have their shares redeemed, if ever. The following details the redemption plan activity (in shares) for the quarter and six months ended June 30, 2013 (in thousands except per share data):

2013 Quarters	First	Second	Year-To-Date

Requests in queue	9,726	9,962	9,726
Redemptions requested	716	825	1,541
Shares redeemed:
Prior period requests	(213)	(70)	(283)
Current period requests	(192)	(351)	(543)
Adjustments (1)	(75)	(257)	(332)

Pending redemption requests (2)	9,962	10,109	10,109

Average price paid per share	$7.31	$7.30	$7.30

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

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

Distributions. We declare and pay distributions on a quarterly basis. The distributions declared to our stockholders are determined by our Board of Directors and is dependent upon a number of factors, including:

•	Sources of cash available for distribution such as expected cash flows from operating activities, FFO, MFFO and Adjusted EBITDA on a rolling 12 months basis;

•	The proportion of distributions paid in cash compared to the amount being reinvested through our DRP;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

In August 2012, our Board approved a reduction in quarterly distributions to $0.1063 per share. The following table presents total distributions declared including cash distributions, distributions reinvested and distributions per share for the six months ended June 30, 2013 and 2012 (in thousands except per share data):

					Sources of Distributions Paid in Cash
	Distributions per Share	Total Distributions Declared	Distributions Reinvested (1)	Net Cash Distributions	Cash Flows From Operating Activities (2)(3)

2013 Quarter
First	$0.1063	$33,611	$13,714	$19,897	$48,644
Second	0.1063	33,782	13,697	20,085	33,521

	$0.2126	$67,393	$27,411	$39,982	$82,165

2012 Quarter
First	$0.1563	$48,353	$20,876	$27,477	$22,157
Second	0.1563	48,631	20,579	28,052	14,025

	$0.3126	$96,984	$41,455	$55,529	$36,182

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings.
(2)

Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs may be paid for with debt financings as opposed to operating cash flows. The Board of Directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

(3)	The shortfall in cash flows from operating activities versus cash distributions paid during 2012 was funded with borrowings.

Our cash flows from operating activities will fluctuate due to the seasonality of certain properties. As such, we anticipate cash flows from operating activities to increase during the third quarter to reflect the peak seasonal period of our attractions properties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2012 for a summary of our Significant Accounting Policies.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

As of June 30, 2013 and 2012, we had invested in 177 properties through the following investment structures:

	June 30,
	2013	2012
Wholly-owned:
Leased properties	72	78
Managed properties (1) (2)	54	48
Unimproved land	1	1
Unconsolidated joint ventures: (3)
Leased properties	14	14
Managed properties	36	36

	177	177

FOOTNOTES:

(1)	As of June 30, 2013 and 2012, wholly-owned managed properties are as follows:

	June 30,
	2013	2012
Golf	13	8
Attractions	14	15
Senior housing	20	18
Marinas	2	2
Additional lifestyle	5	5

	54	48

(2)	Under applicable tax regulations, certain properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of June 30, 2013 and 2012, 29 and 25 properties were temporarily managed and 25 and 23 properties were indefinitely managed under management agreements, respectively.
(3)	As of June 30, 2013, 49 properties held through four unconsolidated joint ventures are expected to be sold in 2013. In July 2013, we completed the Joint Venture Dispositions and sold our interest in 42 properties held through three unconsolidated joint ventures. See “Distributions from Unconsolidated Entities” for additional information.

Rental income from operating leases. Rental income for the quarter and six months ended June 30, 2013 increased by approximately $1.4 million and $2.7 million, respectively, as compared to the same periods in 2012 primarily due to an increase in capital reserve income (which is generally a percentage of gross revenue) on our ski and mountain lifestyle properties as a result of an improved 2012/2013 ski season and one new attraction property acquired during the second quarter of 2012. The increase was partially offset by a reduction in rental income from marinas properties since we did not record the full amount of rent during 2013 in anticipation of transitioning to new tenants or managers (see “Liquidity and Capital Resources — Sources and Uses of Liquidity and Capital Resources” above for additional information). The increase was also partially offset by the transition of certain golf properties from leased to managed structures during the first and third quarters of 2012. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands):

	Quarter Ended June 30,
Properties Subject to Operating Leases	2013	2012	$ Change	% Change

Ski and mountain lifestyle	$20,871	$19,712	$1,159	5.9%
Golf	7,659	8,278	(619)	-7.5%
Attractions	4,729	3,114	1,615	51.9%
Senior living	20	—	20	n/a
Marinas	4,604	5,188	(584)	-11.3%
Additional lifestyle	1,197	1,417	(220)	-15.5%

Total	$39,080	$37,709	$1,371	3.6%

	Six Months Ended June 30,
Properties Subject to Operating Leases	2013	2012	$ Change	% Change

Ski and mountain lifestyle	$51,941	$48,583	$3,358	6.9%
Golf	14,468	16,052	(1,584)	-9.9%
Attractions	8,755	6,092	2,663	43.7%
Senior living	20	—	20	n/a
Marinas	8,978	10,222	(1,244)	-12.2%
Additional lifestyle	2,383	2,849	(466)	-16.4%

Total	$86,545	$83,798	$2,747	3.3%

As of June 30, 2013 and 2012, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.6% and 8.0%, respectively. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and theme park operations, residential fees at our senior housing properties and other service revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the quarters and six months ended June 30, 2013 and 2012 (in thousands):

Properties Managed Under Third-Party Operators	Quarter Ended June 30,
	2013	2012	$ Change	% Change
Golf	$9,575	$5,811	$3,764	64.8%
Attractions	45,052	43,812	1,240	2.8%
Senior Living	17,127	11,606	5,521	47.6%
Marinas	156	138	18	13.0%
Additional lifestyle	18,990	17,844	1,146	6.4%

Total	$90,900	$79,211	$11,689	14.8%

Properties Managed Under Third-Party Operators	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Golf	$17,136	$10,545	$6,591	62.5%
Attractions	46,742	45,071	1,671	3.7%
Senior Living	33,806	20,093	13,713	68.2%
Marinas	207	160	47	29.4%
Additional lifestyle	48,561	43,353	5,208	12.0%

Total	$146,452	$119,222	$27,230	22.8%

As of June 30, 2013 and 2012, we had a total of 54 and 48 managed properties, respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to (i) the acquisition of 10 senior housing properties during and after the second quarter of 2012, (ii) the transition of certain golf facilities from leased to managed structures which was completed during the first and third quarters of 2012, (iii) an increase in operating revenue on our additional lifestyle properties which includes the Omni Mount Washington Resort due to a strong 2012/2013 ski season and (iv) an increase in attractions properties due to increase in rates and in-park spending as compared to the same periods in 2012.

Interest income on mortgages and other notes receivable. For the quarter and six months ended June 30, 2013, we earned interest income of approximately $3.4 million and $6.8 million, as compared to $3.2 million and $6.3 million, respectively, for the same periods in 2012.

Property operating expenses. Property operating expenses from managed properties increased primarily due to the acquisition of 10 senior housing properties during and after the second quarter of 2012, golf facilities that were transitioned from leased to managed structures which were completed during the first and third quarters of 2012 and a strong 2012/2013 ski season at our Omni Mount Washington Resort. See “Property operating revenues” above for additional information. The following information summarizes the expenses of our properties that are operated by third-party managers for the quarters and six months ended June 30, 2013 and 2012 (in thousands):

Properties Managed Under Third-Party Operators	Quarter Ended June 30,
	2013	2012	$ Change	% Change
Golf	$7,342	$4,661	$2,681	57.5%
Attractions	37,109	36,805	304	0.8%
Senior Living	11,401	7,796	3,605	46.2%
Marinas	175	205	(30)	-14.6%
Additional lifestyle	18,607	17,775	832	4.7%

Total	$74,634	$67,242	$7,392	11.0%

Properties Managed Under Third-Party Operators	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Golf	$13,166	$8,354	$4,812	57.6%
Attractions	50,807	49,702	1,105	2.2%
Senior Living	22,605	13,505	9,100	67.4%
Marinas	292	258	34	13.2%
Additional lifestyle	41,745	38,655	3,090	8.0%

Total	$128,615	$110,474	$18,141	16.4%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the quarter and six months ended June 30, 2013, asset management fees to our Advisor were approximately $9.2 million and $18.4 million, as compared to approximately $8.8 million and $17.5 million for the quarter and six months ended June 30, 2012, respectively. The increase in such fees is due to an increase in invested assets from the acquisition of additional real estate properties during and after second quarter of 2012.

General and administrative. General and administrative expenses totaled approximately $5.1 million and $9.4 million for the quarter and six months ended June 30, 2013, as compared to approximately $4.6 million and $9.2 million for the quarter and six months ended June 30, 2012, respectively.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the quarter and six months ended June 30, 2013, ground lease and land permit fees were approximately $3.4 million and $8.2 million, respectively, as compared to approximately $2.9 million and $7.1 million for the quarter and six months ended June 30, 2012, respectively. The increase in such fees is attributable to an increase in gross revenues of our ski and mountain lifestyle properties and golf properties.

Acquisition fees and costs. Acquisition fees are paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and are generally 3% of proceeds received through our DRP. Acquisition fees and costs totaled approximately $0.5 million and $0.9 million for the quarter and six months ended June 30, 2013, respectively, as compared to approximately $1.7 million and $2.8 million for the quarter and six months ended June 30, 2012, respectively. The decrease is primarily due to the reduction in the proceeds received through our DRP due to lowering the distribution rate in August 2012.

Other operating expenses. Other operating expenses totaled approximately $2.5 million and $4.2 million for the quarter and six months ended June 30, 2013, respectively, as compared to approximately $2.4 million and $4.6 million for the quarter and six months ended June 30, 2012, respectively. The decrease for the six months ended June 30, 2013 is primarily attributable to a reduction in repair and maintenance expense relating to certain of our properties.

Bad debt expense. Bad debt expense totaled approximately $4.0 million and $4.1 million for the quarter and six months ended June 30, 2013, respectively, as compared to $1.0 million and $3.1 million for the same period in 2012. The increase is attributable to the establishment of reserves of uncollectible past due rents on two of our marina tenants as compared to one golf tenant for the same periods in 2012.

Impairment provision. Impairment provision was approximately $42.5 million for the quarter and six months ended June 30, 2013. During the quarter ended June 30, 2013, management decided that we were no longer actively pursuing our development plan at one of our unimproved land parcels and began exploring different options including the sale of some or all of the land. Due to the change in plans, we evaluated the carrying value of the unimproved land and, based on comparable land sale transactions, determined that the carrying value was not recoverable. The land has been classified as asset held for sale as of June 30, 2013.

Loss on lease termination. Loss on lease termination was approximately $2.9 million and $3.3 million for the quarter and six months ended June 30, 2012, respectively. During the six months ended June 30, 2012, we terminated leases on two tenants. There were no lease terminations during the quarter and six months ended June 30, 2013.

Loan loss provision. Loan loss provision was approximately $1.7 million for the quarter and six months ended June 30, 2012 as a result of a troubled debt restructuring on a note receivable from one of our golf tenants where we restructured their loan. There were no loan provisions recorded during the quarter or six months ended June 30, 2013.

Depreciation and amortization. Depreciation and amortization expenses were approximately $36.7 million and $72.8 million for the quarter and six months ended June 30, 2013, respectively, as compared to approximately $32.7 million and $64.8 million for the quarter and six months ended June 30, 2012, respectively. The increase is primarily due to new properties acquired during and after the second quarter of 2012.

Interest and other income. Interest and other income was approximately $0.1 million and $0.5 million for the quarter and six months ended June 30, 2013, respectively, as compared to approximately $0.1 million for both the quarter and six months ended June 30, 2012.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $18.5 million and $36.8 million for the quarter and six months ended June 30, 2013, respectively, as compared to approximately $16.7 million and $33.0 million for the quarter and six months ended June 30, 2012, respectively. The increase is primarily attributable to the additional long-term debt obtained subsequent to June 30, 2012.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Quarter Ended June 30,
	2013	2012	$ Change	% Change

DMC Partnership	$2,719	$2,699	$20	0.7%
Intrawest Venture	1,480	(182)	1,662	913.2%
CNLSun I Venture	627	(311)	938	301.6%
CNLSun II Venture	762	(227)	989	435.7%
CNLSun III Venture	571	298	273	91.6%

Total	$6,159	$2,277	$3,882	170.5%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change

DMC Partnership	$5,409	$5,398	$11	0.2%
Intrawest Venture	2,762	(111)	2,873	2588.3%
CNLSun I Venture	(1,804)	(1,744)	(60)	-3.4%
CNLSun II Venture	(509)	(743)	234	31.5%
CNLSun III Venture	(822)	708	(1,530)	-216.1%

Total	$5,036	$3,508	$1,528	43.6%

Equity in earnings of unconsolidated entities increased by approximately $3.9 million and $1.5 million for the quarter and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The change in equity in earnings (loss) on our unconsolidated entities is due to the timing of when distributions are paid to our venture partners and how equity in earnings or loss are allocated using the HLBV method of accounting which can create significant variability in earnings or loss from the ventures while the preferred cash distributions that we anticipate to receive from the ventures may be more consistent as result of our distribution preferences. During the fourth quarter of 2012, the Intrawest Venture stopped recording depreciation and amortization expenses as a result of the venture’s decision to market its seven retail destination properties for sale. For the quarter and six months ended June 30, 2013, we received distributions from our unconsolidated entities of approximately $8.8 million and $20.1 million, respectively, as compared to approximately $8.2 million and $20.1 million, net of distribution in return of capital, for the quarter and six months ended June 30, 2012, respectively. In July 2013, we sold our interest in 42 properties held through CNLSun I, CNLSun II and CNLSun III Ventures which will result in a reduction in distributions and equity in earnings in future quarters. See “Distributions from Unconsolidated Entities” above for additional information.

Discontinued operations. Discontinued operations was approximately $2.2 million and $2.0 million for the quarter and six months ended June 30, 2013, respectively, as compared to approximately $0.5 million and $(0.04) million for the same periods in 2012. The change is attributable to a gain of approximately $1.8 million recorded from the sale of one property during the quarter and six months ended June 30, 2013 as compared to approximately $0.4 million for the same periods in 2012.

Net loss and loss per share of common stock. The Company had a net loss for the quarter and six months ended June 30, 2013 of approximately $55.2 million and $78.5 million as compared to approximately $19.9 million and $44.7 million for same periods in 2012. The increase in net loss for the quarter and six months ended June 30, 2013 was primarily attributable to an impairment provision recorded on one of our unimproved land parcels and an increase in interest expense and loan cost amortization, bad debt expense and ground lease and permit fees, offset by (i) an increase in rental income from leased properties and net operating income from managed properties related to properties acquired during and after the second quarter of 2012, (ii) an increase in “same-store” rental income from leased properties and net operating income from managed properties primarily relating to our ski and mountain lifestyle properties and additional lifestyle properties which includes the Omni Mount Washington Resort as a result of a strong 2012/2013 ski season, (iii) an increase in equity in earnings from unconsolidated entities, and (iv) a reduction in acquisition fees and costs.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30, 2013 and 2012 (in thousands except per share data):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$(55,205)	$(19,942)	$(78,504)	$(44,685)
Adjustments:
Depreciation and amortization (1)	36,632	32,852	72,815	65,074
Impairment of real estate assets (1)	42,451	—	42,451	267
Gain on sale of real estate investment (1)	(2,080)	(356)	(2,083)	(282)
Net effect of FFO adjustment from unconsolidated entities (2)	4,293	4,394	10,337	12,429

Total funds from operations	26,091	16,948	45,016	32,803

Acquisition fees and expenses (3)	546	1,680	913	2,810
Straight-line adjustments for leases and notes receivable (1)(4)	(1,092)	(2,443)	(1,578)	(9,788)
Amortization of above/below market intangible assets and liabilities (1)	351	18	687	11
Loss from early extinguishment of debt (5)	—	—	—	4
Write-off/impairment of lease related investments (6)	—	3,566	—	3,566
Loan loss provision	—	1,699	—	1,699
MFFO adjustments from unconsolidated entities: (2)
Straight-line adjustments for leases and notes receivable	(78)	33	(146)	174
Amortization of above/below market intangible assets and liabilities	(3)	(5)	(7)	(10)

Modified funds from operations	$25,815	$21,496	$44,885	$31,269

Weighted average number of shares of common stock outstanding (basic and diluted)	317,959	311,860	317,175	310,548

FFO per share (basic and diluted)	$0.08	$0.05	$0.14	$0.11

MFFO per share (basic and diluted)	$0.08	$0.07	$0.14	$0.10

FOOTNOTES:

(1)

Includes amounts related to the properties that are classified as assets held for sale and for which the related results are classified as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations.

(2)

This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method. The fluctuations in FFO and MFFO contributions as allocated under the HLBV method resulted in lower FFO and MFFO from our unconsolidated entities during the quarter and six months ended June 30, 2013 even though cash distribution from these entities were consistent for the same periods in 2012.

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

Total FFO and FFO per share was approximately $26.1 million and $45.0 million or $0.08 and $0.14 for the quarter and six months ended June 30, 2013, respectively, as compared to approximately $16.9 million and $32.8 million or $0.05 and $0.11 for the same periods in 2012. The increase in FFO and FFO per share were attributable to (i) an increase in rental income from leased properties and net operating income from managed properties related to investments made during and after the second quarter of 2012, (ii) an increase in “same-store” rental income from leased properties and net operating income from managed properties primarily relating to our ski and mountain lifestyle properties and additional lifestyle properties which includes the Omni Mount Washington Resort as a result of a strong 2012/2013 ski season, and (iii) a decrease in loss on lease terminations, loan loss provision and acquisition fees and costs. These increases were partially offset by an increase in interest expense and loan cost amortization, asset management fees, bad debt and ground lease and permit fees.

Total MFFO and MFFO per share was approximately $25.8 million and $44.9 million or $0.08 and $0.14 for the quarter and six months ended June 30, 2013, respectively, as compared to approximately $21.5 million and $31.3 million or $0.07 and $0.10 for the same periods in 2012. The increase in MFFO and MFFO per share were principally due to an increase in rental income from leased properties (excluding straight-line adjustments for rental income) and net operating income from managed properties related to investments made during and after the second quarter of 2012 and an increase in “same store” rent payments from leased properties and net operating income from managed properties primarily relating to our ski and mountain lifestyle properties and additional lifestyle properties which includes the Omni Mount Washington Resort as a result of a strong 2012/2013 ski season. The increases were partially offset by an increase in interest expense and loan cost amortization, assets management fees, bad debt and ground lease and permit fees.

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$(55,205)	$(19,942)	$(78,504)	$(44,685)
Discontinued operations	(2,182)	(465)	(2,035)	37
Interest and other income	(77)	(50)	(517)	(93)
Interest expense and loan cost amortization	18,453	16,737	36,785	33,014
Equity in earnings of unconsolidated entities (1)	(6,159)	(2,277)	(5,036)	(3,508)
Loss from early extinguishment of debt	—	—	—	4
Depreciation and amortization	36,660	32,736	72,786	64,842
Impairment provision	42,451	—	42,451	—
Loss on lease termination	—	2,923	—	3,293
Loan loss provision	—	1,699	—	1,699
Straight-line adjustments for leases and notes receivables (2)	(1,092)	(2,443)	(1,578)	(9,788)
Cash distributions from unconsolidated entities (1)	8,787	8,154	20,113	20,094

Adjusted EBITDA	$41,636	$37,072	$84,465	$64,909

FOOTNOTES:

(1)

Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA above. For the six months ended June 30, 2012, cash distributions from unconsolidated entities excludes approximately $3.4 million in return of capital.

(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments.

Adjusted EBITDA was approximately $41.6 million and $84.5 million for the quarter and six months ended June 30, 2013, respectively, as compared to approximately $37.1 million and $64.9 million for the same periods in 2012. The increase in adjusted EBITDA for the quarter and six months ended June 30, 2013 was primarily attributable to an increase in rental income from leased properties (excluding straight-line adjustments for rental income) and net operating income from managed properties related to investments made during and after the second quarter of 2012 and an increase in “same store” rent payments from leased properties and net operating income from managed properties primarily relating to our ski and mountain lifestyle properties and additional lifestyle properties which includes the Omni Mount Washington Resort as a result of a strong 2012/2013 ski season. The increases were partially offset by an increase in assets management fees, bad debt and ground lease and permit fees.

Off-Balance Sheet and Other Arrangements

In connection with the completion of the Joint Venture Dispositions as discussed above, HCN assumed the indebtedness held in each of the three joint ventures with an aggregate outstanding principal balance of approximately $659.3 million as of June 30, 2013.

See our annual report on Form 10-K for the year ended December 31, 2012 for a summary of our other off-balance sheet arrangements.

Commitments, Contingencies and Contractual Obligations

For the six months ended June 30, 2013, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2012 aside from the $30.0 million debt obtained and the $10.0 million borrowing, net of repayment, on our revolving line of credit. See “Indebtedness” above for additional information. See our annual report on Form 10-K for the year ended December 31, 2012 for a summary of our commitments, contingencies and contractual obligations.

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

Our fixed-rate mortgage and other notes receivable, which totaled $120.0 million and $124.7 million at June 30, 2013 and December 31, 2012, respectively, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $115.5 million and $119.3 million at June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, our indebtedness was not materially different from the amounts reported for the year ended December 31, 2012 aside from the $30.0 million debt obtained and the $10.0 million borrowing, net of repayment, on our revolving line of credit. See “Indebtedness” above for additional information. See our annual report on Form 10-K for the year ended December 31, 2012 for a schedule of our fixed and variable debt maturities. The estimated fair value of our indebtedness is based on rates and spreads we would expect to obtain for similar borrowings with similar loan terms. As of June 30, 2013 and December 31, 2012, the estimated fair value of our indebtedness was approximately $1,176.1 million and $1,128.5 million, respectively.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.6 million for the six months ended June 30, 2013. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

A purported class action lawsuit on behalf of shareholders who purchased shares under our DRP on or after April 1, 2010, Allyn v. CNL Lifestyle Properties, Inc. et al., was filed on January 18, 2013 in the United States District Court for the Middle District of Florida against the Company and certain of our current and former directors. The lawsuit alleges claims for breach of fiduciary duty against the directors and constructive trust and unjust enrichment against the Company. The factual assertions in the complaint consist primarily of the allegation that the price for shares purchased under the DRP was inflated. The complaint seeks an unspecified amount of damages and other relief relating to the purported inflation. The Company intends to defend vigorously against such claims and is not able to determine the ultimate outcome at this time. The defendants filed a motion to dismiss the complaint on May 1, 2013, which is awaiting for the court’s decision.

Item 1A.	Risk Factors — None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Redemption of Shares and Issuer Purchases of Equity Securities

For the six months ended June 30, 2013, we have outstanding redemption requests of approximately 10.1 million shares. During the six months ended June 30, 2013, approximately 0.3 million shares relating to prior period requests were redeemed and approximately 0.5 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $7.30. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than our estimated value per share on the date the redemption is effected. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Liquidity and Capital Resources — Common Stock Redemptions.”

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than our estimated value per share on the date the redemption is effected. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the quarter ended June 30, 2013, we redeemed the following shares:

			Total Number	Maximum
			of Shares	Number of
	Total	Average	Purchased in	Shares That
	Number of	Price	Part of	May Yet be
	Shares	Paid Per	Publically	Purchased
Period	Purchased	Share	Announced Plan	Under the Plan

April 1, 2013 through April 30, 2013	—	—	—	13,945,602
May 1, 2013 through May 31, 2013	—	—	—	13,945,602
June 1, 2013 through June 30, 2013	421,388	$7.30	421,388	13,791,832	(1)

Total	421,388	$7.30	421,388

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2013.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.