Form 10-Q
period 2013-09-30
CNL LIFESTYLE PROPERTIES INC
filed 2013-11-13
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock outstanding as of November 5, 2013 was 321,046,244.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands except per share data)

	September 30, 2013	December 31, 2012

ASSETS

Real estate investment properties, net (including $210,524 and $207,516 related to consolidated variable interest entities, respectively)	$2,172,835	$2,176,357
Investments in unconsolidated entities	133,130	287,339
Cash	128,496	73,224
Mortgages and other notes receivable, net	120,618	124,730
Deferred rent and lease incentives	109,114	109,507
Restricted cash	52,666	40,316
Other assets	50,187	63,655
Intangibles, net	33,075	35,457
Accounts and other receivables, net	17,787	21,700
Assets held for sale	17,630	5,743

Total Assets	$2,835,538	$2,938,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $78,077 and $80,481 related to non-recourse debt of consolidated variable interest entities, respectively)	$664,218	$649,002
Senior notes, net of discount	394,336	394,100
Line of credit	—	95,000
Other liabilities	72,808	47,445
Accounts payable and accrued expenses	59,336	40,064
Due to affiliates	858	986

Total Liabilities	1,191,556	1,226,597

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 343,131 and 337,213 shares issued and 321,057 and 316,371 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	3,211	3,164
Capital in excess of par value	2,835,504	2,803,346
Accumulated deficit	(149,657)	(149,446)
Accumulated distributions	(1,039,311)	(937,972)
Accumulated other comprehensive loss	(5,765)	(7,661)

Total Stockholders’ Equity	1,643,982	1,711,431

Total Liabilities and Stockholders’ Equity	$2,835,538	$2,938,028

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:
Rental income from operating leases	$40,203	$38,698	$126,748	$122,496
Property operating revenues	133,844	132,575	278,530	250,431
Interest income on mortgages and other notes receivable	3,253	3,199	10,035	9,468

Total revenues	177,300	174,472	415,313	382,395

Expenses:
Property operating expenses	80,119	77,985	207,370	187,350
Asset management fees to advisor	8,241	9,102	26,665	26,571
General and administrative	4,053	5,278	13,474	14,430
Ground lease and permit fees	3,883	3,594	12,049	10,587
Acquisition fees and costs	1,009	570	1,922	3,380
Other operating expenses	3,440	1,623	7,602	6,140
Bad debt expense	1,855	1,646	5,985	4,740
Impairment provision	—	—	42,451	—
Loss (recovery) on lease termination	—	(67)	—	3,226
Loan loss provision	—	—	—	1,699
Depreciation and amortization	38,295	35,059	110,926	99,774

Total expenses	140,895	134,790	428,444	357,897

Operating income (loss)	36,405	39,682	(13,131)	24,498

Other income (expense):
Interest and other income	2,818	243	3,335	338
Interest expense and loan cost amortization (includes $414 and $1,241 amortization of loss on termination of cash flow hedges for both quarters and nine months ended September 30, 2013 and 2012, respectively)	(17,835)	(18,393)	(54,619)	(51,407)
Gain from sale of unconsolidated entities	55,394	—	55,394	—
Equity in earnings of unconsolidated entities	4,147	2,266	9,183	5,774

Total other income (expense)	44,524	(15,884)	13,293	(45,295)

Income (loss) from continuing operations	80,929	23,798	162	(20,797)

Loss from discontinued operations	(2,636)	(185)	(373)	(275)

Net income (loss)	$78,293	$23,613	$(211)	$(21,072)

Net income (loss) per share of common stock (basic and diluted)
Income (loss) from continuing operations	$0.25	$0.08	$0.00	$(0.07)
Income (loss) from discontinued operations	(0.01)	0.00	0.00	0.00

Income (loss) per share	$0.24	$0.08	$0.00	$(0.07)

Weighted average number of shares of common stock outstanding (basic and diluted)	319,507	313,250	317,960	311,455

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss)	$78,293	$23,613	$(211)	$(21,072)
Other comprehensive income (loss):
Foreign currency translation adjustments	410	960	(804)	843
Changes in fair value of cash flow hedges:
Unrealized gain (loss) arising during the period	60	(245)	1,459	(898)
Amortization of loss on termination of cash flow hedges	414	414	1,241	1,241

Total other comprehensive income	884	1,129	1,896	1,186

Total comprehensive income (loss)	$79,177	$24,742	$1,685	$(19,886)

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013 and the Year Ended December 31, 2012

(UNAUDITED)

(in thousands except per share data)

			Capital in Excess of Par Value	Accumulated (Deficit)	Accumulated Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Number of Shares	Par Value

Balance at December 31, 2011	309,215	$3,092	$2,743,972	$(73,373)	$(774,259)	$(9,452)	$1,889,980

Subscriptions received for common stock through distribution reinvestment plan	8,329	83	68,953	—	—	—	69,036

Redemption of common stock	(1,173)	(11)	(9,579)	—	—	—	(9,590)

Net loss	—	—	—	(76,073)	—	—	(76,073)

Distributions, declared and paid ($0.5252 per share)					(163,713)		(163,713)

Foreign currency translation adjustment	—	—	—	—	—	531	531
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,655	1,655
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 9)	—	—	—	—	—	(395)	(395)

Balance at December 31, 2012	316,371	3,164	2,803,346	(149,446)	(937,972)	(7,661)	1,711,431

Subscriptions received for common stock through distribution reinvestment plan	5,918	59	41,100	—	—	—	41,159

Redemption of common stock	(1,232)	(12)	(8,942)	—	—	—	(8,954)

Net loss	—	—	—	(211)	—	—	(211)

Distributions, declared and paid ($0.3189 per share)	—	—	—	—	(101,339)	—	(101,339)

Foreign currency translation adjustment	—	—	—	—	—	(804)	(804)

Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,241	1,241
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 9)	—	—	—	—	—	1,459	1,459

Balance at September 30, 2013	321,057	$3,211	$2,835,504	$(149,657)	$(1,039,311)	$(5,765)	$1,643,982

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
		(as revised) see Note 2
	2013	2012
Operating activities:
Net cash provided by operating activities	$133,035	$93,966

Investing activities:
Acquisition and deposits on real estate investments	(83,451)	(168,650)
Capital expenditures	(52,722)	(50,654)
Investments in and contributions to unconsolidated entities	—	(3,625)
Distributions from unconsolidated entities	—	3,445
Proceeds from sale of properties	11,000	1,500
Proceeds from sale of unconsolidated entities	195,446	—
Proceeds from release of collateral on loan payable	11,167	(11,167)
Changes in restricted cash	(12,377)	(9,055)
Collection of mortgage loans and receivables	4,220	29
Other	(524)	(300)

Net cash provided by (used in) investing activities	72,759	(238,477)

Financing activities:
Redemptions of common stock	(8,954)	(6,500)
Distributions to stockholders, net of distribution reinvestments	(60,180)	(74,989)
Proceeds under line of credit	50,000	150,000
Proceeds from mortgage loans and other notes payable	30,000	122,300
Principal payments on line of credit	(145,000)	(75,000)
Principal payments on mortgage loans and senior notes	(12,318)	(30,237)
Principal payments on capital leases	(3,313)	(2,282)
Payment of loan costs	(751)	(9,484)

Net cash provided by (used in) financing activities	(150,516)	73,808

Effect of exchange rate fluctuations on cash	(6)	32

Net increase (decrease) in cash	55,272	(70,671)

Cash at beginning of period	73,224	162,839

Cash at end of period	$128,496	$92,168

Supplemental disclosure of non-cash investing activities:
Assumption of entrance fee liabilities	$13,810	$—

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

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

As of September 30, 2013, the Company owned 138 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, golf facilities, senior housing, attractions, marinas and additional lifestyle properties. Eight of these 138 properties are owned through unconsolidated joint ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and is most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation. The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments. The Company raises capital through its distribution reinvestment plan (“DRP”) and uses such proceeds to make investments and for other corporate purposes. The Company may make selected asset dispositions and reinvest those proceeds in other income producing investment opportunities or other permitted investments in order to maximize the growth and value of its portfolio.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter and nine months ended September 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Revision to Previously Issued Financial Statements — In connection with the preparation of its financial statements, the Company determined that the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and for the year ended December 31, 2012 contained an error in the presentation of a deposit escrowed as additional collateral to one of the Company’s loans, entered into by a non-guarantor subsidiary during the three months ended September 30, 2012, in the amount of approximately $11.2 million. Accordingly, the Company revised the Consolidated Statements of Cash Flows and the Supplemental Consolidating Statement of Cash Flows for the nine months ended September 30, 2012, as reported herein, and will revise the Consolidated Statements of Cash Flows and the Supplemental Consolidating Statement of Cash Flows for the year ended December 31, 2012 as follows (in thousands):

CNL Lifestyle Properties, Inc.	Nine Months Ended September 30, 2012	Year Ended December 31, 2012
Cash flows provided by operating activities, as reported	$82,799	$76,726
Cash flows provided by operating activities, as revised	$93,966	$87,893
Cash flows used in investing activities, as reported	$(227,310)	$(260,297)
Cash flows used in investing activities, as revised	$(238,477)	$(271,464)

Non-Guarantor Subsidiaries
Cash flows provided by operating activities, as reported	$71,502	$70,093
Cash flows provided by operating activities, as revised	$82,669	$81,260
Cash flows used in investing activities, as reported	$(207,972)	$(233,256)
Cash flows used in investing activities, as revised	$(219,139)	$(244,423)

The Company concluded that the corrections are not material to any of its previously issued consolidated financial statements based on an analysis of quantitative and qualitative factors performed in accordance with the guidance provided in Securities Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality.” The error and revisions do not affect the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Losses, Consolidated Statements of Stockholders’ Equity, Supplemental Consolidating Balance Sheet, Supplemental Consolidating Statement of Operations, Supplemental Consolidating Statement of Comprehensive Loss or cash balances for any reporting periods. Additionally, the revisions do not affect the Company’s compliance with any financial covenants.

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

Adopted Accounting Pronouncements — In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815).” This ASU permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. government and the London Interbank Offer Rate (LIBOR). This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI).” This update clarified the guidance in subtopic 220 and requires preparers to report, in one place, information about reclassifications out of AOCI. The ASU also requires companies to report changes in AOCI balances. Effective January 1, 2013, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial statements and disclosures.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (Topic 210).” This ASU also serves to amend the disclosure requirements in FASB ASU 815, “Derivatives and Hedging.” This ASU will require companies to provide both net amounts (those that are offset) and gross information (as if amounts are not offset) in notes to the financial statements. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, that clarifies which instruments and transactions are subject to the offsetting disclosure requirement within the scope of ASU 2011-11. This ASU is effective for interim and annual periods beginning after January 1, 2013. The adoption of this ASU did not have a material effect on the Company’s financial statements and disclosures. See Footnote 9. “Derivative Instruments and Hedging Activities” for additional information.

3.	Acquisitions:

During the nine months ended September 30, 2013, the Company acquired three senior housing properties and one attractions property for an aggregate purchase price of approximately $83.5 million, net of the present value of entrance fee liabilities assumed on one of the senior housing properties of approximately $13.8 million. In addition, the Company recorded approximately $2.7 million in bargain purchase gain relating to the aforementioned attractions property as a result of the fair value of the net assets acquired exceeding the consideration transferred. The excess resulted from the fact that the seller did not widely market the property for sale and was motivated to sell because the property was deemed an outlier from the other investments owned by the seller. The properties are subject to long-term triple-net leases with an initial term of ten to 20 years with renewal options. These acquisitions are not considered material to the Company as such no pro forma information has been included.

During the nine months ended September 30, 2012, the Company acquired eight senior housing properties and one attractions property for an aggregate purchase price of approximately $168.7 million. The revenues and net operating income (loss) attributable to the properties included in the Company’s unaudited condensed consolidated statements of operations were approximately $8.0 million and $(0.2) million for the quarter ended September 30, 2012 and $11.1 million and $(1.1) million for the nine months ended September 30, 2012, respectively. The following table presents the unaudited pro forma results of operations of the Company as if each of the properties were acquired as of January 1, 2012 and owned during the quarter and nine months ended September 30, 2012 (in thousands, except per share data):

	Unaudited	Unaudited
	Quarter Ended September 30,	Nine Months Ended September 30,
	2012	2012
Revenues	$176,022	$398,409
Expenses (1)	136,394	370,963
Other expense	(15,842)	(45,173)

Net income (loss)	$23,786	$(17,727)

Income (loss) per share of common stock (basic and diluted)	$0.08	$(0.06)

Weighted average number of shares of common stock outstanding (basic and diluted)	313,250	311,455

FOOTNOTE:

(1)	The pro forma for the quarter and nine months ended September 30, 2012, were adjusted to exclude approximately $1.2 million of acquisition related expenses incurred in 2012.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

4.	Real Estate Investment Properties, net:

As of September 30, 2013 and December 31, 2012, real estate investment properties consisted of the following (in thousands):

	September 30, 2013	December 31, 2012

Land and land improvements	$1,019,109	$1,052,350
Leasehold interests and improvements	315,860	316,419
Buildings	924,239	847,940
Equipment	664,118	609,647
Less: accumulated depreciation and amortization	(750,491)	(649,999)

	$2,172,835	$2,176,357

5.	Assets Held for Sale and Discontinued Operations:

As of December 31, 2012, the Company classified four of its properties as assets held for sale. During the first quarter of 2013, the Company classified one additional lifestyle property as assets held for sale. In June 2013, the Company decided that it was no longer going to actively pursue its development plan at one of its unimproved land parcels and began exploring different options including the sale of some or all of the land. Due to the change in plans, the Company evaluated the carrying value of the unimproved land and, based on comparable land sale transactions, determined that the carrying value was not recoverable. As such, in June 2013, the Company recorded an impairment provision of approximately $42.5 million to write down the book value to the estimate sales price less costs to sell and classified it as asset held for sale.

In September 2013, the Company decided to sell two additional attractions properties and classified them as assets held for sale. Due to this decision, the Company evaluated the carrying value of the properties for impairment and determined that the carrying value on one of the properties was not recoverable based on a potential third-party sale price. As a result, the Company recorded an impairment provision of approximately $2.7 million which is included in discontinued operations in the accompanying unaudited condensed statements of operations for the quarter and nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company completed the sale of three properties which were classified as assets held for sale and received aggregate sales proceeds of approximately $11.0 million, net of transaction costs and recorded an aggregate gain of approximately $2.1 million. During the nine months ended September 30, 2012, the Company completed the sale of three properties for an aggregate sales price of approximately $1.5 million and recorded an aggregate gain of approximately $0.3 million.

As of September 30, 2013, the Company classified a total of five properties as assets held for sale which consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Land and land improvements	$14,183	$2,874
Building and building improvements	2,055	2,157
Equipment	1,392	712

Total	$17,630	$5,743

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

5.	Assets Held for Sale and Discontinued Operations (Continued):

The Company classified the revenues and expenses related to all real estate properties sold and all real estate properties considered as assets held for sale (excluding unimproved land), which were not accounted for under the equity method of accounting as of September 30, 2013, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The table is a summary of loss from discontinued operations for the quarter and nine months ended September 30, 2013 and 2012 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$1,370	$1,554	$4,575	$4,419
Expenses	(1,214)	(1,544)	(4,079)	(4,170)
Depreciation and amortization	(54)	(187)	(239)	(545)
Impairment provision	(2,740)	—	(2,740)	(267)

Operating loss	(2,638)	(177)	(2,483)	(563)
Gain from of sale of properties	2	1	2,085	287
Other income (expense)	—	(9)	25	1

Loss from discontinued operations	$(2,636)	$(185)	$(373)	$(275)

6.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs — As of December 31, 2012, the Company had five wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to potential future buy-out options held by the respective tenants. During the nine months ended September 30, 2013, one of the five VIEs sold its property and the Company classified an additional newly wholly-owned subsidiary as a VIE due to a potential future buy-out option originated in connection with its recent acquisition of one of the senior housing properties. As of September 30, 2013, the Company has five VIEs with buy-out options, of which three tenants can exercise but have not elected to do so. The remaining two tenants’ buy-out options will be exercisable in 2014 and 2018. One of the buy-out options expires in May 2015 and the remaining four expire in July 2023 and March 2030. In addition, two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying unaudited condensed consolidated financial statements. Other than the sale of one property and the acquisition of another that are considered VIEs at September 30, 2013, the Company had no change to its five wholly-owned subsidiaries that were deemed to be VIEs and no impact to its primary beneficiary position.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Assets
Real estate investment properties, net	$210,524	$207,516
Other assets	$28,013	$39,618

Liabilities
Mortgages and other notes payable	$78,077	$80,481
Other liabilities	$15,971	$15,806

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities, which totaled approximately $144.5 million and $150.8 million as of September 30, 2013 and December 31, 2012, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities — As of December 31, 2012, the Company held ownership in five ventures, the DMC Partnership, the Intrawest Venture, the CNLSun I Venture, the CNLSun II Venture and the CNLSun III Venture. In July 2013, the Company completed the sale of its interest in 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III ventures as a result of Sunrise Living Investments, Inc. (“Sunrise”), the Company’s venture partner, exercising its purchase option in the aforementioned ventures. In connection with the transaction, the Company received aggregate sales proceeds of approximately $195.4 million, net of transaction costs and recorded aggregate gains of approximately $55.4 million. The carrying amounts of the investments relating to the CNLSun I, CNLSun II and CNLSun III ventures were understated prior to disposition as a result of acquisition fees and costs that were incorrectly expensed in prior years. This resulted in an out of period impact that increased the gain on sale in the third quarter of 2013 by approximately $1.9 million. As of September 30, 2013, the Company holds ownership in two unconsolidated ventures. Of these, the Intrawest Venture was deemed a VIE in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partner in the Intrawest Joint Venture, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is limited to the carrying amount of its investment in the venture, which totaled approximately $25.9 million and $23.5 million as of September 30, 2013 and December 31, 2012, respectively. In December 2012, the Intrawest Venture decided to market for sale its seven destination retail properties to third–party buyers.

The Intrawest Venture is working with the Canada Revenue Authority to resolve an assessment related to one of its entities and believes it is more likely than not that it will receive a favorable resolution to the audit. The Company’s maximum exposure relating to this matter is $5.7 million.

The following tables present financial information for the Company’s unconsolidated entities for the quarter and nine months ended September 30, 2013 and 2012 (in thousands):

Summarized operating data:

	Quarter Ended September 30, 2013
	DMC Partnership	Intrawest Venture		CNLSun I Venture (5)	CNLSun II Venture (5)	CNLSun III Venture (5)	Total

Revenues	$6,870	$—		$—	$—	$—	$6,870
Property operating expenses	(205)	—		—	—	—	(205)
Depreciation and amortization	(2,237)	—		—	—	—	(2,237)
Interest expense	(1,986)	—		—	—	—	(1,986)
Interest and other income	1	—		—	—	—	1

Income from continuing operations	2,443	—		—	—	—	2,443
Discontinued operations (4)	—	1,048		—	—	—	1,048

Net income	$2,443	$1,048		$—	$—	$—	$3,491

Loss allocable to other venture partners (1)	$(416)	$(406	) (3)	$—	$—	$—	$(822)

Income allocable to the Company (1)	$2,859	$1,454		$—	$—	$—	$4,313
Amortization of capitalized costs	(108)	(58)		—	—	—	(166)

Equity in earnings of unconsolidated entities	$2,751	$1,396		$—	$—	$—	$4,147

Distribution declared to the Company	$2,860	$620		$—	$—	$—	$3,480

Distributions received by the Company	$2,829	$348		$3,920	$522	$835	$8,454

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

Summarized operating data:

	Quarter Ended September 30, 2012
	DMC Partnership		Intrawest Venture		CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total

Revenues	$6,870		$—		$34,798	$9,520	$11,015	$62,203
Property operating expenses	(2,406	) (6)	—		(22,134)	(6,866)	(7,404)	(38,810)
Depreciation and amortization	(2,269)		—		(5,564)	(1,181)	(1,694)	(10,708)
Interest expense	(2,071)		—		(8,194)	(1,248)	(1,465)	(12,978)
Interest and other expense	(17)		—		—	(368)	(1)	(386)

Income (loss) from continuing operations	107		—		(1,094)	(143)	451	(679)
Discontinued operations (4)	—		(79)		—	—	—	(79)

Net income (loss)	$107		$(79)		$(1,094)	$(143)	$451	$(758)

Loss allocable to other venture partners (1)	$(985)		$(404	) (3)	$(2,019)	$(622)	$(126)	$(4,156)

Income allocable to the Company (1)	$1,092		$325		$925	$479	$577	$3,398

Amortization of capitalized costs	(120)		(58)		(652)	(215)	(87)	(1,132)

Equity in earnings of unconsolidated entities	$972		$267		$273	$264	$490	$2,266

Distribution declared to the Company	$2,851		$1,143		$3,952	$1,860	$841	$10,647

Distributions received by the Company	$—		$397		$3,909	$563	$833	$5,702

	Nine Months Ended September 30, 2013
	DMC		Intrawest		CNLSun I	CNLSun II	CNLSun III
	Partnership		Venture		Venture (5)	Venture (5)	Venture (5)	Total

Revenues	$21,192		$—		$71,287	$19,654	$21,549	$133,682
Property operating expenses	(450)		—		(45,999)	(15,439)	(14,609)	(76,497)
Depreciation and amortization	(6,786)		—		(10,994)	(2,244)	(2,874)	(22,898)
Interest expense	(5,936)		—		(16,154)	(2,057)	(2,928)	(27,075)
Interest and other income	4		—		20	—	—	24

Income (loss) from continuing operations	8,024		—		(1,840)	(86)	1,138	7,236
Discontinued operations (4)	—		3,128		—	—	—	3,128

Net income (loss)	$8,024		$3,128		$(1,840)	$(86)	$1,138	$10,364

Income (loss) allocable to other venture partners (1)	$(461)		$(1,205	) (3)	$(1,341)	$(8)	$1,788	$(1,227)

Income (loss) allocable to the Company (1)	$8,485		$4,333		$(499)	$(78)	$(650)	$11,591

Amortization of capitalized costs	(325)		(175)		(1,305)	(431)	(172)	(2,408)

Equity in earnings (loss) of unconsolidated entities	$8,160		$4,158		$(1,804)	$(509)	$(822)	$9,183

Distribution declared to the Company	$8,486		$1,737		$7,797	$1,039	$1,660	$20,719

Distributions received by the Company	$8,478		$1,807		$11,750	$1,567	$4,965	$28,567

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

Summarized operating data:

	Nine Months Ended September 30, 2012
	DMC Partnership		Intrawest Venture		CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total

Revenues	$20,989		$—		$102,772	$27,655	$32,178	$183,594
Property operating expenses	(2,675	) (6)	—		(66,108)	(19,988)	(21,875)	(110,646)
Depreciation and amortization	(6,763)		—		(17,361)	(3,869)	(5,003)	(32,996)
Interest expense	(6,230)		—		(24,420)	(3,651)	(4,394)	(38,695)
Interest and other income (expense)	7		—		362	(368)	32	33

Income (loss) from continuing operations	5,328		—		(4,755)	(221)	938	1,290
Discontinued operations (4)	—		(828)		—	—	—	(828)

Net income (loss)	$5,328		$(828)		$(4,755)	$(221)	$938	$462

Loss allocable to other venture partners (1)	$(1,405)		$(1,159	) (3)	$(5,241)	$(388)	$(519)	$(8,712)

Income allocable to the Company (1)	$6,733		$331		$486	$167	$1,457	$9,174
Amortization of capitalized costs	(363)		(175)		(1,957)	(646)	(259)	(3,400)

Equity in earnings (loss) of unconsolidated entities	$6,370		$156		$(1,471)	$(479)	$1,198	$5,774

Distribution declared to the Company	$8,493		$2,007		$11,756	$4,566 (2)	$4,470 (2)	$31,292

Distributions received by the Company	$8,501		$1,283		$11,713	$3,329 (2)	$4,415 (2)	$29,241

FOOTNOTES:

(1)	Income is allocated between the Company and its venture partners using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)	Includes approximately $1.8 million and $2.5 million in distributions representing our respective preferred return on the CNLSun II and CNLSun III ventures, respectively, in accordance with the venture agreements and approximately $1.5 million and $1.9 million in return of capital on the CNLSun II and CNLSun III ventures, respectively, for the nine months ended September 30, 2012.
(3)	This amount represents the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.
(4)	In connection with the planned sale of its properties, the venture reclassified and included the results of operations from its seven properties as discontinued operations for all periods presented.
(5)	On July 1, 2013, the Company completed the sale of its interest in 42 senior housing properties held through CNLSun I Venture, CNLSun II Venture and CNLSun III Venture as discussed above. As such, summarized operating data for those ventures is reported through June 30, 2013.
(6)	During the quarter ended September 30, 2012, the DMC Partnership incurred approximately $2.3 million in acquisition costs relating to a potential acquisition that was ultimately not pursued.

As of September 30, 2013 and December 31, 2012, the Company’s share of partners’ capital determined under HLBV was approximately $125.4 million and $265.3 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $7.7 million and $22.0 million, respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

7.	Mortgages and Other Notes Receivable:

The Company evaluates impairment on its mortgages and other notes receivable on an individual loan basis which includes, current information and events, periodic visits and quarterly discussions on the financial results of the properties being collateralized and the financial stability of the borrowers who are also tenants or third-party managers for certain properties in the Company’s real estate portfolio. The Company reviews each loan to determine the risk of loss and whether the individual loan is impaired and whether an allowance is necessary. The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, and, as such, the Company does not assign its mortgages and other note receivable in credit quality categories. The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $115.5 million and $119.3 million as of September 30, 2013 and December 31, 2012, respectively, based on discounted cash flows for each individual instrument based on market interest rates as of September 30, 2013 and December 31, 2012, respectively. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts and other receivables approximates the carrying value as of September 30, 2013 and December 31, 2012 because of the relatively short maturities of the obligations.

8.	Indebtedness:

In July 2013, the Company’s revolving line of credit was repaid in full with the proceeds from the sale of its interest in three unconsolidated senior housing joint ventures. See “Variable Interest and Unconsolidated Entities” for additional information. In addition, the Company’s borrowing capacity in its revolving line of credit was reduced from $125.0 million to approximately $119.7 million as a result of the operator transition relating to three marina properties.

The estimated fair values of mortgages and other notes payable and the line of credit were approximately $677.0 million and $742.9 million as of September 30, 2013 and December 31, 2012, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair values of the Company’s senior notes was approximately $408.4 million and $385.6 million as of September 30, 2013 and December 31, 2012 respectively, based on prices traded for similar or identical instruments in active or inactive markets and is categorized as level 2 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of September 30, 2013 and December 31, 2012 because of the relatively short maturities of the obligations.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

9.	Derivative Instruments and Hedging Activities (Continued):

As of September 30, 2013 and December 31, 2012, the Company had five interest rate swaps that were designated as cash flow hedges of interest payments from their inception with maturity dates between December 2015 through September 2019. The fair value of the Company’s derivative financial instruments is included in other liabilities in the accompanying unaudited condensed balance sheet as of September 30, 2013 and December 31, 2012. The following table summarizes the gross and net amounts of the Company’s derivative financial instruments (in thousands):

		As of September 30, 2013			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$61,494		$(1,925)	$—	$(1,925)	$(1,925)	$—	$(1,925)
$8,829		$(847)	$—	$(847)	$(847)	$—	$(847)
$17,394	(1)	$(291)	$—	$(291)	$(291)	$—	$(291)
$15,675		$(580)	$—	$(580)	$(580)	$—	$(580)
$24,953		$(481)	$—	$(481)	$(481)	$—	$(481)

		As of December 31, 2012			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$62,856		$(2,423)	$—	$(2,423)	$(2,423)	$—	$(2,423)
$9,070		$(1,238)	$—	$(1,238)	$(1,238)	$—	$(1,238)
$18,434	(1)	$(460)	$—	$(460)	$(460)	$—	$(460)
$16,350		$(761)	$—	$(761)	$(761)	$—	$(761)
$25,000		$(716)	$—	$(716)	$(716)	$—	$(716)

FOOTNOTE:

(1)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.4%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 0.970 and 1.00 Canadian dollars for $1.00 U.S. dollar on September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

10.	Fair Value Measurements:

The Company had five investment properties that were classified as assets held for sale and were carried at fair value as of September 30, 2013. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, comparable sales transactions and other information from brokers and potential buyers, as applicable.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

10.	Fair Value Measurements (Continued):

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of September 30, 2013 and December 31, 2012, as follows (in thousands):

	Fair Value Measurement as of September 30, 2013	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$17,630	$—	$—	$17,630

Liabilities:
Derivative instruments	$4,124	$—	$4,124	$—

	Fair Value Measurement as of December 31, 2012	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$5,743	$—	$—	$5,743

Liabilities:
Derivative instruments	$5,598	$—	$5,598	$—

11.	Related Party Arrangements:

In April 2013, the Company paid an affiliate, CNL Commercial Real Estate, Inc., a sales commission totaling approximately $0.2 million in connection with the sale of one of its properties under the terms of an exclusive right of sale listing agreement.

For the quarters and nine months ended September 30, 2013 and 2012, the Advisor and former advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Acquisition fees:
Acquisition fees from distribution reinvestment plan	$322	$326	$963	$1,465
Acquisition fees from debt proceeds	—	—	234	5,112

Total	322	326	1,197	6,577

Asset management fees	8,241	9,102	26,665	26,571

Reimbursable expenses:
Acquisition costs	44	52	161	229
Operating expenses	1,110	2,189	5,461	6,348

Total	1,154	2,241	5,622	6,577

Total fees earned and reimbursable expenses	$9,717	$11,669	$33,484	$39,725

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

11.	Related Party Arrangements (Continued):

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	September 30, 2013	December 31, 2012

Due to the Advisor and its affiliates:
Asset management fees	$—	$14
Operating expenses	516	509
Acquisition fees and expenses	342	463

Total due to affiliates	$858	$986

The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s acquisitions and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense year ended September 30, 2013, operating expenses did not exceed the Expense Cap.

The Company also maintains accounts at a bank in which the Company’s chairman serves as a director. The Company had deposits at that bank of approximately $8.6 million and $5.5 million as of September 30, 2013 and December 31, 2012, respectively.

12.	Stockholders’ Equity:

Distribution Reinvestment Plan — For the nine months ended September 30, 2013, the Company received aggregate proceeds of approximately $41.2 million (representing 5.9 million shares) through its DRP.

Distributions — For the nine months ended September 30, 2013, the Company declared and paid distributions of approximately $101.3 million ($0.3189 per share).

Redemption of Shares — The following details the activity (in shares) of the pending redemption requests for the quarter and nine months ended September 30, 2013 (in thousands except per share data):

	First	Second	Third	Year-To-Date
2013 Quarters
Requests in queue	9,726	9,962	10,109	9,726
Redemptions requested	716	825	685	2,226
Shares redeemed:
Prior period requests	(213)	(70)	(77)	(360)
Current period requests	(192)	(351)	(329)	(872)
Adjustments (1)	(75)	(257)	(76)	(408)

Pending redemption requests (2)	9,962	10,109	10,312	10,312

Average price paid per share	$7.31	$7.30	$7.29	$7.30

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements:

The Company issued senior obligations which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional.

The following summarizes the Company’s unaudited condensed consolidating balance sheet as of September 30, 2013 and December 31, 2012, statement of operations, statement of comprehensive income (loss) and statement of cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

Condensed Consolidating Balance Sheet:

	As of September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$984,390	$1,188,445	$—	$2,172,835
Investments in unconsolidated entities	—	133,130	—	—	133,130
Investments in subsidiaries	1,962,297	1,324,187	2,312,393	(5,598,877)	—
Cash	79,172	20,046	29,278	—	128,496
Mortgages and other notes receivable, net	—	44,065	117,115	(40,562)	120,618
Deferred rent and lease incentives	—	85,579	23,535	—	109,114
Restricted cash	45	25,774	26,847	—	52,666
Other assets	12,545	16,581	21,061	—	50,187
Intangibles, net	—	15,888	17,187	—	33,075
Accounts and other receivables, net	—	9,260	8,527	—	17,787
Assets held for sale	—	17,630	—	—	17,630

Total Assets	$2,054,059	$2,676,530	$3,744,388	$(5,639,439)	$2,835,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$248,511	$454,495	$(38,788)	$664,218
Senior notes, net of discount	394,336	—	—	—	394,336
Line of credit	—	—	—	—	—
Other liabilities	—	33,806	39,002	—	72,808
Accounts payable and accrued expenses	14,906	17,441	28,763	(1,774)	59,336
Due to affiliates	835	10	13	—	858

Total Liabilities	410,077	299,768	522,273	(40,562)	1,191,556

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,211	—	—	—	3,211
Capital in excess of par value	2,835,504	5,823,054	8,391,321	(14,214,375)	2,835,504
Accumulated earnings (deficit)	(149,657)	462,021	464,346	(926,367)	(149,657)
Accumulated distributions	(1,039,311)	(3,908,313)	(5,627,787)	9,536,100	(1,039,311)
Accumulated other comprehensive loss	(5,765)	—	(5,765)	5,765	(5,765)

	1,643,982	2,376,762	3,222,115	(5,598,877)	1,643,982

Total Liabilities and Stockholders’ Equity	$2,054,059	$2,676,530	$3,744,388	$(5,639,439)	$2,835,538

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Balance Sheet:

	As of December 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$1,066,297	$1,110,060	$—	$2,176,357
Investments in unconsolidated entities	—	287,339	—	—	287,339
Investments in subsidiaries	2,061,102	1,208,475	2,684,880	(5,954,457)	—
Cash	39,219	14,125	19,880	—	73,224
Mortgages and other notes receivable, net	—	38,987	121,190	(35,447)	124,730
Deferred rent and lease incentives	—	86,752	22,755	—	109,507
Restricted cash	46	20,009	20,261	—	40,316
Other assets	13,967	16,057	33,631	—	63,655
Intangibles, net	—	16,481	18,976	—	35,457
Accounts and other receivables, net	—	11,939	9,761	—	21,700
Assets held for sale	—	5,743	—	—	5,743

Total Assets	$2,114,334	$2,772,204	$4,041,394	$(5,989,904)	$2,938,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$255,942	$426,127	$(33,067)	$649,002
Senior notes, net of discount	394,100	—	—	—	394,100
Line of credit	—	95,000	—	—	95,000
Other liabilities	—	23,533	23,912	—	47,445
Accounts payable and accrued expenses	7,857	12,306	22,281	(2,380)	40,064
Due to affiliates	946	3	37	—	986

Total Liabilities	402,903	386,784	472,357	(35,447)	1,226,597

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,164	—	—	—	3,164
Capital in excess of par value	2,803,346	5,389,388	7,846,451	(13,235,839)	2,803,346
Accumulated earnings (deficit)	(149,446)	313,032	338,888	(651,920)	(149,446)
Accumulated distributions	(937,972)	(3,317,000)	(4,608,641)	7,925,641	(937,972)
Accumulated other comprehensive loss	(7,661)	—	(7,661)	7,661	(7,661)

	1,711,431	2,385,420	3,569,037	(5,954,457)	1,711,431

Total Liabilities and Stockholders’ Equity	$2,114,334	$2,772,204	$4,041,394	$(5,989,904)	$2,938,028

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Quarter Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$21,990	$18,213	$—	$40,203
Property operating revenues	—	40,835	93,009	—	133,844
Interest income on mortgages and other notes receivable	—	1,170	3,184	(1,101)	3,253

Total revenues	—	63,995	114,406	(1,101)	177,300

Expenses:
Property operating expenses	—	24,655	55,464	—	80,119
Asset management fees to advisor	8,241	—	—	—	8,241
General and administrative	3,275	506	272	—	4,053
Ground lease and permit fees	—	2,792	1,091	—	3,883
Acquisition fees and costs	1,009	—	—	—	1,009
Other operating expenses	248	1,426	1,766	—	3,440
Bad debt expense	—	906	949	—	1,855
Depreciation and amortization	—	16,700	21,595	—	38,295

Total expenses	12,773	46,985	81,137	—	140,895

Operating income (loss)	(12,773)	17,010	33,269	(1,101)	36,405

Other income (expense):
Interest and other income	59	46	2,713	—	2,818
Interest expense and loan cost amortization (includes $414 amortization of loss on termination of cash flow hedges)	(8,107)	(4,651)	(6,178)	1,101	(17,835)
Gain from sale of unconsolidated entities		55,394			55,394
Equity in earnings of unconsolidated entities	—	4,147	—	—	4,147
Equity in earnings intercompany	99,114	106,546	123,357	(329,017)	—

Total other income	91,066	161,482	119,892	(327,916)	44,524

Income from continuing operations	78,293	178,492	153,161	(329,017)	80,929
Loss from discontinued operations	—	(2,636)	—	—	(2,636)

Net income	$78,293	$175,856	$153,161	$(329,017)	$78,293

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Quarter Ended September 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$22,322	$16,376	$—	$38,698
Property operating revenues	—	40,560	92,015	—	132,575
Interest income on mortgages and other notes receivable	—	1,672	2,725	(1,198)	3,199

Total revenues	—	64,554	111,116	(1,198)	174,472

Expenses:
Property operating expenses	—	24,041	53,944	—	77,985
Asset management fees to advisor	9,102	—	—	—	9,102
General and administrative	4,524	—	754	—	5,278
Ground lease and permit fees	—	2,924	670	—	3,594
Acquisition fees and costs	570	—	—	—	570
Other operating expenses	121	302	1,200	—	1,623
Bad debt expense	—	1,645	1	—	1,646
Loss (recovery) on lease termination	—	37	(104)	—	(67)
Depreciation and amortization	—	15,564	19,495	—	35,059

Total expenses	14,317	44,513	75,960	—	134,790

Operating income (loss)	(14,317)	20,041	35,156	(1,198)	39,682

Other income (expense):
Interest and other income	24	209	10	—	243
Interest expense and loan cost amortization (includes $414 amortization of loss on termination of cash flow hedges)	(7,969)	(3,014)	(8,608)	1,198	(18,393)
Equity in earnings of unconsolidated entities	—	2,266	—	—	2,266
Equity in earnings, intercompany	45,875	41,862	52,614	(140,351)	—

Total other income (expense)	37,930	41,323	44,016	(139,153)	(15,884)

Income from continuing operations	23,613	61,364	79,172	(140,351)	23,798
Loss from discontinued operations	—	(183)	(2)	—	(185)

Net income	$23,613	$61,181	$79,170	$(140,351)	$23,613

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Nine Months Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$70,000	$56,748	$—	$126,748
Property operating revenues	—	79,065	199,465	—	278,530
Interest income on mortgages and other notes receivable	—	3,351	9,814	(3,130)	10,035

Total revenues	—	152,416	266,027	(3,130)	415,313

Expenses:
Property operating expenses	—	60,724	146,646	—	207,370
Asset management fees to advisor	26,665	—	—	—	26,665
General and administrative	11,206	1,351	917	—	13,474
Ground lease and permit fees	—	8,063	3,986	—	12,049
Acquisition fees and costs	1,922	—	—	—	1,922
Other operating expenses	739	2,262	4,601	—	7,602
Bad debt expense	—	3,205	2,780	—	5,985
Impairment provision	—	42,451	—	—	42,451
Depreciation and amortization	—	49,311	61,615	—	110,926

Total expenses	40,532	167,367	220,545	—	428,444

Operating income (loss)	(40,532)	(14,951)	45,482	(3,130)	(13,131)

Other income (expense):
Interest and other income	174	550	2,611	—	3,335
Interest expense and loan cost amortization (includes $1,241 amortization of loss on termination of cash flow hedges)	(23,811)	(15,697)	(18,241)	3,130	(54,619)
Gain from sale of unconsolidated entities	—	55,394	—	—	55,394
Equity in earnings of unconsolidated entities	—	9,183	—	—	9,183
Equity in earnings intercompany	63,958	114,883	95,606	(274,447)	—

Total other income	40,321	164,313	79,976	(271,317)	13,293

Income (loss) from continuing operations	(211)	149,362	125,458	(274,447)	162
Loss from discontinued operations	—	(373)	—	—	(373)

Net income (loss)	$(211)	$148,989	$125,458	$(274,447)	$(211)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Nine Months Ended September 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$70,678	$51,818	$—	$122,496
Property operating revenues	—	71,464	178,967	—	250,431
Interest income on mortgages and other notes receivable	—	4,471	8,844	(3,847)	9,468

Total revenues	—	146,613	239,629	(3,847)	382,395

Expenses:
Property operating expenses	—	55,473	131,877	—	187,350
Asset management fees to advisor	26,571	—	—	—	26,571
General and administrative	12,465	110	1,855	—	14,430
Ground lease and permit fees	—	7,522	3,065	—	10,587
Acquisition fees and costs	3,380	—	—	—	3,380
Other operating expenses	247	1,877	4,016	—	6,140
Bad debt expense	—	4,485	255	—	4,740
Loss on lease termination	—	2,775	451	—	3,226
Loan loss provision	—	—	1,699	—	1,699
Depreciation and amortization	—	46,347	53,427	—	99,774

Total expenses	42,663	118,589	196,645	—	357,897

Operating income (loss)	(42,663)	28,024	42,984	(3,847)	24,498

Other income (expense):
Interest and other income	98	210	30	—	338
Interest expense and loan cost amortization (includes $1,241 amortization of loss on termination of cash flow hedges)	(23,912)	(11,719)	(19,623)	3,847	(51,407)
Equity in earnings of unconsolidated entities	—	5,774	—	—	5,774
Equity in earnings, intercompany	45,405	42,100	59,138	(146,643)	—

Total other income (expense)	21,591	36,365	39,545	(142,796)	(45,295)

Income (loss) from continuing operations	(21,072)	64,389	82,529	(146,643)	(20,797)
Loss from discontinued operations	—	(273)	(2)	—	(275)

Net income (loss)	$(21,072)	$64,116	$82,527	$(146,643)	$(21,072)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Other Comprehensive Income (Loss):

	For the Quarter Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income	$78,293	$175,856	$153,161	$(329,017)	$78,293

Other comprehensive income:
Foreign currency translation adjustments	410	—	410	(410)	410
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	60	—	60	(60)	60
Amortization of loss on termination of cash flow hedges	414	—	414	(414)	414

Total other comprehensive income	884	—	884	(884)	884

Comprehensive income	$79,177	$175,856	$154,045	$(329,901)	$79,177

	For the Quarter Ended September 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income	$23,613	$61,181	$79,170	$(140,351)	$23,613

Other comprehensive income (loss):
Foreign currency translation adjustments	960	—	960	(960)	960
Changes in fair value of cash flow hedges:
Unrealized loss arising during the period	(245)	—	(245)	245	(245)
Amortization of loss on termination of cash flow hedges	414	—	414	(414)	414

Total other comprehensive income	1,129	—	1,129	(1,129)	1,129

Comprehensive income	$24,742	$61,181	$80,299	$(141,480)	$24,742

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Other Comprehensive Income (Loss):

	For the Nine Months Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(211)	$148,989	$125,458	$(274,447)	$(211)

Other comprehensive income (loss):
Foreign currency translation adjustments	(804)	—	(804)	804	(804)
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	1,459	—	1,459	(1,459)	1,459
Amortization of loss on termination of cash flow hedges	1,241	—	1,241	(1,241)	1,241

Total other comprehensive income	1,896	—	1,896	(1,896)	1,896

Comprehensive income	$1,685	$148,989	$127,354	$(276,343)	$1,685

	For the Nine Months Ended September 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(21,072)	$64,116	$82,527	$(146,643)	$(21,072)

Other comprehensive income (loss):
Foreign currency translation adjustments	843	—	843	(843)	843
Changes in fair value of cash flow hedges:
Unrealized loss arising during the period	(898)	—	(898)	898	(898)
Amortization of loss on termination of cash flow hedges	1,241	—	1,241	(1,241)	1,241

Total other comprehensive income	1,186	—	1,186	(1,186)	1,186

Comprehensive income (loss)	$(19,886)	$64,116	$83,713	$(147,829)	$(19,886)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Nine Months Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(55,324)	$95,174	$93,185	$—	$133,035

Investing activities:
Acquisition and deposits on real estate investments	—	—	(83,451)	—	(83,451)
Capital expenditures	—	(21,715)	(31,007)	—	(52,722)
Proceeds from sale of properties	—	11,000	—	—	11,000
Proceeds from sale of unconsolidated entities	—	195,446	—	—	195,446
Proceeds from release of collateral on loan payable	—	—	11,167	—	11,167
Changes in restricted cash	1	(5,765)	(6,613)	—	(12,377)
Collection of mortgage loans and receivables	—	35	4,185	—	4,220
Other	(250)	57	(331)		(524)
Intercompany investing	164,660	—	—	(164,660)	—

Net cash provided by (used in) investing activities	164,411	179,058	(106,050)	(164,660)	72,759

Financing activities:
Redemptions of common stock	(8,954)	—	—	—	(8,954)
Distributions to stockholders, net of distribution reinvestments	(60,180)	—	—	—	(60,180)
Proceeds under line of credit	—	50,000	—	—	50,000
Proceeds from mortgage loans and other notes payable	—	—	30,000	—	30,000
Principal payments on line of credit	—	(145,000)	—	—	(145,000)
Principal payments on mortgage loans and senior notes	—	(7,431)	(4,887)	—	(12,318)
Principal payments on capital leases	—	(2,007)	(1,306)	—	(3,313)
Payment of loan costs	—	—	(751)	—	(751)
Intercompany financing	—	(163,873)	(787)	164,660	—

Net cash provided by (used in) financing activities	(69,134)	(268,311)	22,269	164,660	(150,516)

Effect of exchange rate fluctuation on cash	—	—	(6)	—	(6)

Net increase in cash	39,953	5,921	9,398	—	55,272
Cash at beginning of period	39,219	14,125	19,880	—	73,224

Cash at end of period	$79,172	$20,046	$29,278	$—	$128,496

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Nine Months Ended September 30, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (as revised see Note 2)	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(56,668)	$67,965	$82,669	$—	$93,966

Investing activities:
Acquisition of properties	—	—	(168,650)	—	(168,650)
Capital expenditures	—	(17,079)	(33,575)	—	(50,654)
Investment in and contributions to unconsolidated entities	—	(3,625)	—	—	(3,625)
Distributions from unconsolidated entities	—	3,445	—	—	3,445
Proceeds from sale of properties	—	1,500	—	—	1,500
Proceeds from release of collateral on loan payable	—	—	(11,167)	—	(11,167)
Changes in restricted cash	(93)	(3,502)	(5,460)	—	(9,055)
Collection of mortgage loans and receivables			29		29
Other	—	16	(316)	—	(300)
Intercompany investing	42,420	—	—	(42,420)	—

Net cash provided by (used in) investing activities	42,327	(19,245)	(219,139)	(42,420)	(238,477)

Financing activities:
Redemptions of common stock	(6,500)	—	—	—	(6,500)
Distributions to stockholders, net of distribution reinvestments	(74,989)	—	—	—	(74,989)
Proceeds from line of credit	—	150,000	—	—	150,000
Proceeds from mortgage loans and other notes payable	—	45,000	77,300	—	122,300
Principal payments on line of credit	—	(75,000)	—	—	(75,000)
Principal payments on mortgage loans and senior notes	—	(6,507)	(23,730)	—	(30,237)
Principal payments on capital leases	—	(1,225)	(1,057)	—	(2,282)
Payment of loan costs	—	—	(9,484)	—	(9,484)
Intercompany financing	—	(153,131)	110,711	42,420	—

Net cash provided by (used in) financing activities	(81,489)	(40,863)	153,740	42,420	73,808

Effect of exchange rate fluctuation on cash	—	—	32	—	32

Net increase (decrease) in cash	(95,830)	7,857	17,302	—	(70,671)
Cash at beginning of period	134,608	11,268	16,963	—	162,839

Cash at end of period	$38,778	$19,125	$34,265	$—	$92,168

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

14.	Commitments and Contingencies:

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

From time to time, the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

15.	Subsequent Events:

On September 30, 2013, the Company entered into a settlement agreement with Marinas International pursuant to which 11 leases were terminated effective September 30, 2013 and effective October 1, 2013, International Marina Group I, LP (“IMG”), an affiliate of Marinas International, will operate the marinas to allow for an orderly transition to new third-party managers. As of November 5, 2013, the IMG management agreements were terminated with respect to ten of the marinas and those properties were subsequently transitioned to new third-party managers. The Company anticipates that the remaining one marina will be fully transitioned to a third-party manager prior to December 31, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2013 and December 31, 2012 and for the quarter and nine months ended September 30, 2013 and 2012 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2012. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.

Cautionary Note Regarding Forward-Looking Statements

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by this cautionary note. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to, and expressly disclaims any obligation to, publicly release the results of any revisions to its forward-looking statements to reflect new information, changed assumptions, the occurrence of unanticipated subsequent events or circumstances, or changes to future operating results over time, except as otherwise required by law.

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

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of November 5, 2013, we had 138 lifestyle properties of which twelve properties (five consolidated properties and seven unconsolidated properties held through one joint venture) are classified as held for sale. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 26% in ski and mountain lifestyle, 20% in golf facilities, 12% in senior housing, 22% in attractions, 7% in marinas and 13% in additional lifestyle properties.

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

The following table illustrates property level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties. We have only included property-level operating performance for consolidated properties in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We monitor the credit of our tenants by reviewing their rental payment history, timeliness of rent collections, their operational performance on our properties and by monitoring news and industry reports regarding our tenants and their underlying businesses. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented and have included information for both leased and managed properties. We have not included performance data on acquisitions made after January 1, 2012 because we did not own those properties during the entirety of all periods presented below. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes performance of properties leased to third-party tenants and excludes performance of any properties acquired during the current periods presented. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

	Number of Properties	Quarter Ended September 30,
		2013		2012		Increase/(Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA

Ski and mountain lifestyle	17	$47,993	$(6,690)	$45,609	$(7,809)	5.2%	14.3%
Golf	48	42,341	9,779	42,760	9,092	–1.0%	7.6%
Attractions	21	113,084	52,078	115,485	53,386	–2.1%	–2.5%
Senior Housing	10	9,260	2,958	8,713	2,911	6.3%	1.6%
Marinas	17	12,305	5,015	11,914	4,741	3.3%	5.8%
Additional lifestyle	1	1,264	562	1,430	771	–11.6%	–27.1%

	114	$226,247	$63,702	$225,911	$63,092	0.1%	1.0%

	Number of Properties	Nine Months Ended September 30,
		2013		2012		Increase/(Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA

Ski and mountain lifestyle	17	$340,334	$98,809	$295,069	$68,900	15.3%	43.4%
Golf	48	123,063	31,954	124,465	30,215	–1.1%	5.8%
Attractions	21	202,982	56,626	202,215	56,140	0.4%	0.9%
Senior Housing	10	27,186	8,769	25,769	8,287	5.5%	5.8%
Marinas	17	27,780	10,342	27,496	10,014	1.0%	3.3%
Additional lifestyle	1	3,661	1,641	4,279	2,230	–14.4%	–26.4%

	114	$725,006	$208,141	$679,293	$175,786	6.7%	18.4%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the quarter and nine months ended September 30, 2013, our tenants and managers reported to us an increase in property-level revenue of 0.1% and 6.7%, respectively, and an increase of property-level EBITDA of 1.0% and 18.4%, respectively, as compared to the same periods in the prior year. The increases were primarily attributable to our ski and mountain lifestyle properties, senior housing and marinas properties. Our ski and lifestyle properties finished the 2012/2013 ski season with skier visits totaling 6.05 million, up 10.4% over the prior year as a result of the return to normal level of natural snowfall and favorable snowmaking conditions as compared to unprecedented low levels of natural snowfall for the same period in 2012. Our results are consistent with the National Ski Areas Association and the Kottke National End of Season Survey 2012/13, which reported that the U.S. ski industry recorded a total of 56.9 million visits, up 11.7% from a weather-challenged 2011/12 ski season. Moreover, during the quarter ended September 30, 2013, our ski and mountain lifestyle properties experienced an increase in summer-based activities which includes scenic chairlift rides, mountain biking, zip lining and other attractions activities, due to favorable weather and the impact of new summer-based capital improvements. Our senior living properties experienced increases driven by higher occupancy and increases in the average rate paid by our residents. Our marinas properties posted moderate increases in slip rental fees and occupancies as a result of generally improved boating activity. This is consistent with the industry data reported by Yachtworld, August 2013, which reported that boat sales in North America have increased by 4% year to date in 2013 as compared to 2012. The increases in revenue were offset by our golf and additional lifestyle properties. Our golf properties experienced a decrease in rounds played during 2013 as a direct result of the unusually warm weather conditions experienced during 2012 as compared to colder and wetter conditions in 2013; however, operator-driven efficiencies resulted in 7.6% and 5.8% increases in EBITDA for the quarter and nine months ended September 30, 2013, respectively, due to operational efficiencies and cost controls. Our results are consistent with an industry wide decrease of 6.0% in rounds played reported by Golf Datatech, one of the leading golf industry providers in the U.S. for the eight months ended August 31, 2013. Our additional lifestyle property, which is multi-family rental complex, experienced decreases due to renovation of 247 apartment units (out of 540 units) that commenced during early 2013. During the quarter ended September 30, 2013, the increases were offset by lower revenues at our attractions properties of which certain of our large theme parks experienced unprecedented poor weather. During the 2013 operating season, our largest theme park Darien Lake had only 49 days with no rainfall as compared to 64 days during the same period in 2012.

When evaluating our senior housing properties’ performance, management reviews operating statistics of the underlying properties, including revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which is defined as total revenue divided by number of occupied units, is a widely used performance metric within the healthcare sector. As of September 30, 2013, the managers of our ten comparable, consolidated properties reported to us an increase in occupancy of 0.7% as compared to the same period in 2012 and an increase in RevPOU of 4.6% and 3.5% for the quarter and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increases in occupancy and RevPOU were primarily due to strong unit demand and the resultant ability to drive rate increases at the properties.

The following table presents same store unaudited property-level information for our senior housing properties as of and for the quarters and nine months ended September 30, 2013 and 2012 (in thousands):

	Number of Properties	Occupancy
		As of September 30,		Increase/
		2013	2012	(Decrease)

Senior housing	10	98.5%	97.8%	0.7%

		RevPOU
	Number of Properties	Quarter Ended September 30,			Nine Months Ended September 30,
				Increase/ (Decrease)			Increase/ (Decrease)
		2013	2012		2013	2012

Senior housing	10	$3,570	$3,414	4.6%	$3,524	$3,405	3.5%

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

As part of our portfolio diversification strategy, we have specifically considered the varying and complimentary seasonality of our asset classes and portfolio mix. For example, the peak operating season for our ski and mountain lifestyle assets is highly complementary to the peak seasons for our attractions, marinas and golf portfolios to balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with generally accepted accounting principles (“GAAP”). However, seasonality does impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows and the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues.

In addition, seasonality directly impacts certain of our properties where we engage independent third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of November 5, 2013, we had a total of 65 wholly-owned managed properties consisting of one ski and mountain lifestyle property, 13 golf facilities, 20 senior housing properties, 17 attractions properties, 13 marinas and one additional lifestyle property. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties.

Marina Operator Transition

As previously reported, in December 2012 in anticipation of transitioning certain marina properties to new operators as a result of the tenants defaulting under their leases, we recorded a loss on lease termination and wrote off deferred rent and lease intangible assets. During the nine months ended September 30, 2013, our largest marina tenant filed for bankruptcy protection which was dismissed on September 30, 2013 in connection with entering into a settlement agreement with us. Under the terms of the settlement agreement the 11 leases were terminated effective September 30, 2013 and effective October 1, 2013, International Marina Group I, LP (“IMG”), an affiliate of Marinas International, began operating the marinas to allow for an orderly transition to new third-party managers. As of November 5, 2013, the IMG management agreements were terminated with respect to ten of the marinas and those properties were subsequently transitioned to new third-party managers. We anticipate that the remaining one marina will be fully transitioned to a third-party manager prior to December 31, 2013. In connection with the transition, we expect a small recovery to be reported in the fourth quarter of 2013. This transition is expected to impact our cash flows from operating activities in the near term until it is completed and may negatively impact our net asset value per share. Over the long-term, we expect these properties to perform better with new operators once the transition is completed. In connection with the aforementioned, we performed an impairment analysis on the marinas properties and determined that the estimated future undiscounted operating cash flows exceed the carrying value of the properties. As such no impairment was recorded.

Litigation

A purported class action lawsuit on behalf of shareholders who purchased shares under our distribution reinvestment plan (“DRP”) on or after April 1, 2010, Allyn v. CNL Lifestyle Properties, Inc. et al., was filed on January 18, 2013 in the United States District Court for the Middle District of Florida against the Company and certain of our current and former directors. The lawsuit alleges claims for breach of fiduciary duty against the directors and constructive trust and unjust enrichment against the Company. The factual assertions in the complaint consist primarily of the allegation that the price for shares purchased under the DRP was inflated. The complaint seeks an unspecified amount of damages and other relief relating to the purported inflation. The Company intends to defend vigorously against such claims and is not able to determine the ultimate outcome at this time. The defendants filed a motion to dismiss the complaint on May 1, 2013, which is awaiting the court’s decision.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds during the short and long-term will be for operating expenses, debt service and cash distributions to stockholders. Generally, our cash needs will be covered by cash generated from our investments including rental income, property operating income from managed properties, interest payments on the loans we make and distributions from our unconsolidated entities. To the extent we have dispositions, we expect the net sale proceeds will be used to make additional acquisitions, to enhance our existing portfolio or to retire debt obligations. To the extent we have acquisitions, our primary source of funds will be from property dispositions, borrowings (which includes approximately $119.7 million available under our revolving line of credit at September 30, 2013) and proceeds from our DRP.

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

Sources and Uses of Liquidity and Capital Resources

Cash Flows. Our primary sources of cash include rental income from operating leases, property operating revenues, collection of principal and interest on loans we make, distributions from our unconsolidated entities, proceeds from investment dispositions, borrowings under our revolving line of credit and subscriptions received for common stock through our DRP, offset by payments made for operating expenses, including property operating expenses, asset management fees to our Advisor, debt service payments (principal and interest), and real estate investments (including acquisitions and capital expenditures). The following is a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash at beginning of period	$73,224	$162,839
Cash provided from (used in):
Operating activities	133,035	93,966
Investing activities	72,759	(238,477)
Financing activities	(150,516)	73,808
Effect of foreign currency translation on cash	(6)	32

Cash at the end of period	$128,496	$92,168

Operating Activities. The change in net cash provided from operating activities increased $39.1 million or 41.6% for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase is primarily attributable to:

•	An increase in rental income from leased properties and net operating income from managed properties related to properties acquired subsequent to September 30, 2012;

•	An increase in “same store” rent from leased properties and net operating income from managed properties primarily relating to our ski and mountain lifestyle properties as a result of a strong 2012/2013 ski season, senior housing properties due to increase in occupancy and the average rate paid by our residents and rental income earned from certain golf properties where payments were waived during the first quarter of 2012 as a result of a lease amendment;

•	A decrease in acquisition fees and expenses and general and administrative expenses; and

•	A decrease in lease incentives and the timing of cash receipt and payments made.

Investing Activities. The change in investing activities for the nine months ended September 30, 2013 as compared to the same period in 2012 is primarily attributable to (i) net changes in real estate investments, which includes acquisitions, capital expenditures on existing properties and proceeds from sale of properties, (ii) proceeds from sale of our interest in three unconsolidated senior housing joint ventures, (iii) collections on mortgages and other notes receivable, and (iv) proceeds from release of collateral on loan payable.

Financing Activities. The change in financing activities for the nine months ended September 30, 2013 as compared to the same period in 2012 is primarily attributable to (i) payments made on our indebtedness (including related loan costs) which includes the full repayment of our revolving line of credit, net of proceeds received from new indebtedness, (ii) principal payments on capital leases, (iii) distributions to stockholders, net of distribution reinvestments, and (iv) redemptions of common stock.

Real Estate Sales. During the nine months ended September 30, 2013, we completed the sale of three properties, one in each of the golf, attractions and additional lifestyle properties asset classes, and received net sales proceeds of approximately $11.0 million, net of transaction costs and recorded an aggregate gain of approximately $2.1 million.

Mortgages and Other Notes Receivable. During the nine months ended September 30, 2013, we received approximately $4.2 million in repayment of loans.

Indebtedness. We have borrowed and intend to continue to borrow money to acquire properties, fund ongoing enhancements to our portfolio, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of September 30, 2013, our leverage ratio, calculated as total indebtedness over total assets, was 37.3% (40.8% including our share of unconsolidated assets and debts).

In July 2012, a lender’s deposit was escrowed in the amount of approximately $11.2 million, of which the entire amount was released to us during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, we obtained $30.0 million in new debt financing which is collateralized by five senior housing properties. The loan has a three year term with two one-year extensions and has a variable interest rate of 30-day LIBOR plus 3.50% with interest only payments during the first two years and principal and interest payments for year three using a 30-year amortization.

During the nine months ended September 30, 2013, we repaid $95.0 million, net of borrowings, on our revolving line of credit with the proceeds from the sale of our interests in 42 senior housing properties held through CNLSun I Venture, CNLSun II Venture and CNLSun III Venture. See “Distributions from Unconsolidated Entities” below for additional information. Moreover, in July 2013, our borrowing capacity in our revolving line of credit was reduced from $125.0 million to approximately $119.7 million as a result of the operator transition relating to three marina properties. We expect the borrowing capacity to return to $125.0 million upon receipt of updated appraisals of the marinas properties and the bank group’s approval of the new operators. See “Marina Operator Transition” above for additional information.

During the nine months ended September 30, 2013, we made approximately $15.6 million in scheduled principal payments under our mortgage loans and capital lease obligations.

As of September 30, 2013, certain of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and debt to total assets ratio. We were in compliance with all applicable provisions as of September 30, 2013. Our other long-term borrowings are not subject to any significant financial covenants.

Distributions from Unconsolidated Entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the nine months ended September 30, 2013, we received distributions of approximately $28.6 million.

In July 2013, we completed the sale of our interests in 42 senior housing properties held through the CNLSun I, II, III ventures as a result of Sunrise Living Investments, Inc. (“Sunrise”), our venture partner, exercising its purchase option in the aforementioned ventures. In connection with the transaction, we received aggregate sales proceeds of approximately $195.4 million, net of transaction costs and recorded aggregate gains of approximately $55.4 million. The carrying amounts of the investments relating to the CNLSun I, II, III ventures were understated prior to disposition as a result of acquisition fees and costs that were incorrectly expensed in prior years. This resulted in an out of period impact that increased the gain on sale in the third quarter of 2013 by approximately $1.9 million. As of September 30, 2013, we had investments in eight properties through two unconsolidated joint ventures, of which seven properties are classified as held for sale. Going forward, distributions from unconsolidated joint ventures will decrease due to the sale of our interest in three unconsolidated entities that held 42 properties that were sold in July 2013.

The Intrawest Venture is working with the Canada Revenue Authority to resolve an assessment related to one of its entities and believes it is more likely than not that it will receive a favorable resolution to the audit. The Company’s maximum exposure relating to this matter is $5.7 million.

Distribution Reinvestment Plan. There is currently no public trading market for our shares. Shareholders are able to purchase shares from us under our DRP. Shares sold under the DRP are offered at $6.95, which represents a 5% discount to the estimated net asset value (“NAV”) of $7.31 per share. We expect to update and announce our next estimated NAV per share no later than mid-February 2014. We anticipate we will continue to raise capital through our DRP and will use such proceeds for acquisitions and enhancements, distributions shortfalls and other corporate purposes. For the nine months ended September 30, 2013, we received approximately $41.2 million (5.9 million shares) through our DRP.

Acquisitions and Capital Expenditures. During the nine months ended September 30, 2013, we acquired three senior housing properties and one attractions property for an aggregate purchase price of approximately $83.5 million.

During the nine months ended September 30, 2013 and 2012, we funded approximately $52.7 million and $50.7 million, respectively, in capital improvements at our properties.

Related Party Arrangements. In April 2013, we paid an affiliate, CNL Commercial Real Estate, Inc., a sales commission totaling approximately $0.2 million in connection with the sale of one of our properties under the terms of an exclusive right of sale listing agreement.

Certain affiliates are entitled to receive fees and compensation in connection with the issuance of shares through our DRP, acquisition and operating activities. Amounts incurred relating to these transactions were approximately $27.9 million and $33.1 million for the nine months ended September 30, 2013 and 2012, respectively. Of these amounts, approximately $0.9 million and $1.0 million are included in due to affiliates in the unaudited condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. In addition, these affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our DRP, acquisitions and operating activities. Reimbursable expenses for the nine months ended September 30, 2013 and 2012 were approximately $5.6 million and $6.6 million, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended September 30, 2013 and 2012, operating expenses did not exceed the Expense Cap.

Common Stock Redemptions. During the nine months ended September 30, 2013, we paid approximately $9.0 million to redeem approximately 1.2 million shares of our common stock. We redeem shares pursuant to our redemption plan, which is designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. There is currently a sizeable backlog and a waiting list for redemption requests and stockholders will likely wait a long period of time to have their shares redeemed, if ever. The following details the redemption plan activity (in shares) for the quarter and nine months ended September 30, 2013 (in thousands except per share data):

2013 Quarters	First	Second	Third	Year-To-Date

Requests in queue	9,726	9,962	10,109	9,726
Redemptions requested	716	825	685	2,226
Shares redeemed:
Prior period requests	(213)	(70)	(77)	(360)
Current period requests	(192)	(351)	(329)	(872)
Adjustments (1)	(75)	(257)	(76)	(408)

Pending redemption requests (2)	9,962	10,109	10,312	10,312

Average price paid per share	$7.31	$7.30	$7.29	$7.30

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

Our board of directors has approved redemptions equal to the lesser of (i) $3.0 million per calendar quarter or (ii) the amount of aggregate proceeds available under our DRP, effective as of the third quarter of 2012. Our board of directors will continue to evaluate and determine the amount of shares to be redeemed based on what it believes to be in the best interest of the company and our stockholders, as the redemption of shares dilutes the amount of cash available to make acquisitions and for other corporate purposes.

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

In August 2012, our board of directors approved a reduction in quarterly distributions to $0.1063 per share. The following table presents total distributions declared including cash distributions, distributions reinvested and distributions per share for the nine months ended September 30, 2013 and 2012 (in thousands except per share data):

					Sources of Distributions Paid in Cash
	Distributions per Share	Total Distributions Declared	Distributions Reinvested (1)	Net Cash Distributions	Cash Flows From Operating Activities (2)(3)

2013 Quarter
First	$0.1063	$33,611	$13,714	$19,897	$48,644
Second	0.1063	33,782	13,697	20,085	33,521
Third	0.1063	33,946	13,748	20,198	50,870

	$0.3189	$101,339	$41,159	$60,180	$133,035

2012 Quarter
First	$0.1563	$48,353	$20,876	$27,477	$22,157
Second	0.1563	48,631	20,579	28,052	14,025
Third	0.1063	33,280	13,820	19,460	57,784

	$0.4189	$130,264	$55,275	$74,989	$93,966

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs may be paid for with debt financings as opposed to operating cash flows. The Board of Directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)	The shortfall in cash flows from operating activities versus cash distributions paid during the first and second quarters of 2012 were funded with borrowings of approximately $5.3 million and $14.0 million, respectively.

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

RESULTS OF OPERATIONS

As of September 30, 2013 and 2012, we had invested in 138 and 177 properties, respectively, through the following investment structures:

	September 30,
	2013	2012
Wholly-owned:
Leased properties	75	73
Managed properties (1) (2)	54	53
Unimproved land	1	1
Unconsolidated joint ventures: (3)
Leased properties	8	14
Managed properties	—	36

	138	177

FOOTNOTES:

(1)	As of September 30, 2013 and 2012, wholly-owned managed properties are as follows:

	September 30,
	2013	2012
Ski and mountain lifestyle	1	1
Golf	13	13
Attractions	17	18
Senior housing	20	18
Marinas	2	2
Additional lifestyle	1	1

	54	53

(2)	Under applicable tax regulations, certain properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of September 30, 2013 and 2012, 29 and 30 properties were temporarily managed and 25 and 23 properties were indefinitely managed under management agreements, respectively.
(3)	In July 2013, we sold our interests in 42 senior housing properties held through three unconsolidated joint ventures. As of September 30, 2013, seven properties held through one unconsolidated joint venture are classified as held for sale. See “Distributions from Unconsolidated Entities” for additional information.

Rental income from operating leases. Rental income for the quarter and nine months ended September 30, 2013 increased by approximately $1.5 million and $4.3 million, respectively, as compared to the same periods in 2012. The increase is primarily attributable to properties acquired subsequent to September 30, 2012 which consists of one attraction property and three senior housing properties and an increase in capital reserve income (which is generally a percentage of gross revenue) on our ski and mountain lifestyle properties as a result of an improved 2012/2013 ski season. The increase was partially offset by a reduction in rental income from marinas properties since we did not record the full amount of rent during 2013 in anticipation of transitioning to new tenants or managers (see “Liquidity and Capital Resources — Sources and Uses of Liquidity and Capital Resources” above for additional information). The increase was also partially offset by the transition of certain golf properties from leased to managed structures during the first and third quarters of 2012. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands):

	Quarter Ended September 30,
Properties Subject to Operating Leases	2013	2012	$ Change	% Change
Ski and mountain lifestyle	$20,123	$19,448	$675	3.5%
Golf	7,461	7,174	287	4.0%
Attractions	5,380	5,285	95	1.8%
Senior housing	1,263	—	1,263	n/a
Marinas	4,700	5,361	(661)	–12.3%
Additional lifestyle	1,276	1,430	(154)	–10.8%

Total	$40,203	$38,698	$1,505	3.9%

	Nine Months Ended September 30,
Properties Subject to Operating Leases	2013	2012	$ Change	% Change
Ski and mountain lifestyle	$72,063	$68,031	$4,032	5.9%
Golf	21,930	23,227	(1,297)	–5.6%
Attractions	14,135	11,376	2,759	24.3%
Senior housing	1,283	—	1,283	n/a
Marinas	13,678	15,584	(1,906)	–12.2%
Additional lifestyle	3,659	4,278	(619)	–14.5%

Total	$126,748	$122,496	$4,252	3.5%

As of September 30, 2013 and 2012, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.6% and 8.5%, respectively. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and theme park operations, residential fees at our senior housing properties and other service revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the quarters and nine months ended September 30, 2013 and 2012 (in thousands):

Properties Managed Under Third-Party Operators	Quarter Ended September 30,
	2013	2012	$ Change	% Change
Ski and mountain lifestyle	$14,310	$14,240	$70	0.5%
Golf	8,370	6,735	1,635	24.3%
Attractions	93,467	96,279	(2,812)	–2.9%
Senior housing	17,474	15,154	2,320	15.3%
Marinas	223	167	56	33.5%

Total	$133,844	$132,575	$1,269	1.0%

	Nine Months Ended September 30,
Properties Managed Under Third-Party Operators	2013	2012	$ Change	% Change
Ski and mountain lifestyle	$39,144	$35,255	$3,889	11.0%
Golf	25,506	17,279	8,227	47.6%
Attractions	162,170	162,323	(153)	–0.1%
Senior housing	51,280	35,247	16,033	45.5%
Marinas	430	327	103	31.5%

Total	$278,530	$250,431	$28,099	11.2%

As of September 30, 2013 and 2012, we had a total of 54 and 53 managed properties, respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to (i) the acquisition of ten senior housing properties during the second and fourth quarters of 2012, (ii) the transition of certain golf facilities from leased to managed structures which was completed during the first and third quarters of 2012, and (iii) an increase in ski and mountain lifestyle properties as a result of a strong 2012/2013 ski season.

Interest income on mortgages and other notes receivable. For the quarter and nine months ended September 30, 2013, we earned interest income of approximately $3.3 million and $10.0 million, as compared to $3.2 million and $9.5 million, respectively, for the same periods in 2012.

Property operating expenses. Property operating expenses from managed properties increased primarily due to the property acquisitions during the second and fourth quarters of 2012, golf facilities that were transitioned from leased to managed structures and a strong 2012/2013 ski season at our ski and mountain lifestyle properties. See “Property operating revenues” above for additional information. The following information summarizes the expenses of our properties that are operated by third-party managers for the quarters and nine months ended September 30, 2013 and 2012 (in thousands):

	Quarter Ended September 30,
Properties Managed Under Third-Party Operators	2013	2012	$ Change	% Change
Ski and mountain lifestyle	$11,238	$11,289	$(51)	–0.5%
Golf	7,615	5,987	1,628	27.2%
Attractions	48,912	50,346	(1,434)	–2.8%
Senior housing	11,635	10,173	1,462	14.4%
Marinas	719	190	529	278.4%

Total	$80,119	$77,985	$2,134	2.7%

	Nine Months Ended September 30,
Properties Managed Under Third-Party Operators	2013	2012	$ Change	% Change
Ski and mountain lifestyle	$33,446	$31,177	$2,269	7.3%
Golf	20,791	14,341	6,450	45.0%
Attractions	117,892	117,706	186	0.2%
Senior housing	34,228	23,678	10,550	44.6%
Marinas	1,013	448	565	126.1%

Total	$207,370	$187,350	$20,020	10.7%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the quarter and nine months ended September 30, 2013, asset management fees to our Advisor were approximately $8.2 million and $26.7 million, as compared to approximately $9.1 million and $26.6 million for the quarter and nine months ended September 30, 2012, respectively. The decrease in such fees for the quarter ended September 30, 2013 is due to the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures as discussed above.

General and administrative. General and administrative expenses totaled approximately $4.1 million and $13.5 million for the quarter and nine months ended September 30, 2013, as compared to approximately $5.3 million and $14.4 million for the quarter and nine months ended September 30, 2012, respectively. The decrease is primarily attributable to a reduction in legal and professional services.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the quarter and nine months ended September 30, 2013, ground lease and land permit fees were approximately $3.9 million and $12.0 million, respectively, as compared to approximately $3.6 million and $10.6 million for the quarter and nine months ended September 30, 2012, respectively. The increase in such fees is primarily attributable to an increase in gross revenues of our ski and mountain lifestyle properties.

Acquisition fees and costs. Acquisition fees are paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and are generally 3% of proceeds received through our DRP. Acquisition fees and costs totaled approximately $1.0 million and $1.9 million for the quarter and nine months ended September 30, 2013, respectively, as compared to approximately $0.6 million and $3.4 million for the same periods in 2012. The slight increase for the quarter ended September 30, 2013 is due to the acquisition of two senior housing properties and one attractions property as compared to zero property acquisitions during the same period in 2012. The decrease for the nine months ended September 30, 2013 is primarily due to the reduction in the proceeds received through our DRP due to lowering the distribution rate in August 2012 and a reduction in property acquisitions during the nine months ended September 30, 2013 as compared to the same period in 2012.

Other operating expenses. Other operating expenses totaled approximately $3.4 million and $7.6 million for the quarter and nine months ended September 30, 2013, respectively, as compared to approximately $1.6 million and $6.1 million for the same periods in 2012. The increase for the quarter and nine months ended September 30, 2013 is primarily attributable to an increase in repair and maintenance expenses and higher real estate taxes on certain properties that were converted to managed structure due to lease terminations.

Bad debt expense. Bad debt expense totaled approximately $1.9 million and $6.0 million for the quarter and nine months ended September 30, 2013, respectively, as compared to $1.6 million and $4.7 million for the same periods in 2012. The increase is primarily attributable to the establishment of reserves of uncollectible past due rents on two of our marina tenants as compared to one golf tenant for the same periods in 2012.

Impairment provision. Impairment provision was approximately $42.5 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we decided that we were no longer actively pursuing our development plan at one of our unimproved land parcels and began exploring different options including the sale of some or all of the land. Due to the change in plans, we evaluated the carrying value of the unimproved land and, based on comparable land sale transactions, determined that the carrying value was not recoverable. The land has been classified as an asset held for sale.

Loss (recovery) on lease termination. Loss (recovery) on lease termination was approximately $(0.1) million and $3.2 million for the quarter and nine months ended September 30, 2012, respectively. During the nine months ended September 30, 2012, we terminated leases on two tenants. There were no lease terminations that resulted in additional write-offs during the quarter and nine months ended September 30, 2013.

Loan loss provision. Loan loss provision was approximately $1.7 million for the nine months ended September 30, 2012 as a result of a troubled debt restructuring on a note receivable from one of our golf tenants where we restructured their loan. There were no loan provisions recorded during the quarter or nine months ended September 30, 2013.

Depreciation and amortization. Depreciation and amortization expense was approximately $38.3 million and $110.9 million for the quarter and nine months ended September 30, 2013, respectively, as compared to approximately $35.1 million and $99.8 million for the quarter and nine months ended September 30, 2012, respectively. The increase is primarily due to new properties acquired subsequent to September 30, 2012.

Interest and other income. Interest and other income was approximately $2.8 million and $3.3 million for the quarter and nine months ended September 30, 2013, respectively, as compared to approximately $0.2 million and $0.3 million for the same periods in 2012. The increase is primarily attributable to a $2.7 million bargain purchase gain relating to the newly acquired attractions property where the fair value of the net assets acquired exceeded the consideration transferred. The excess resulted from the fact that the seller did not widely market the property for sale and was motivated to sell because the property was deemed an outlier from the other investments owned by the seller.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $17.8 million and $54.6 million for the quarter and nine months ended September 30, 2013, respectively, as compared to approximately $18.4 million and $51.4 million for the quarter and nine months ended September 30, 2012, respectively. The decrease for the quarter ended September 30, 2013 is primarily attributable to the full repayment of our revolving line of credit in July 2013. The increase for the nine months ended September 30, 2013 is primarily attributable to the additional long-term debt obtained subsequent to September 30, 2012.

Gain from sale of unconsolidated entities. Gain from sale of unconsolidated entities was approximately $55.4 million for the quarter and nine months ended September 30, 2013. This gain relates to the sale of our interests in the 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III Ventures in July 2013. See “Distributions from Unconsolidated Entities” above for additional information. There was no sale of unconsolidated entities during the quarter and nine months ended September 30, 2012.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Quarter Ended September 30,
	2013	2012	$ Change	% Change
DMC Partnership	$2,751	$972	$1,779	183.0%
Intrawest Venture	1,396	267	1,129	422.8%
CNLSun I Venture	—	273	(273)	n/a
CNLSun II Venture	—	264	(264)	n/a
CNLSun III Venture	—	490	(490)	n/a

Total	$4,147	$2,266	$1,881	83.0%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
DMC Partnership	$8,160	$6,370	$1,790	28.1%
Intrawest Venture	4,158	156	4,002	2565.4%
CNLSun I Venture	(1,804)	(1,471)	(333)	–22.6%
CNLSun II Venture	(509)	(479)	(30)	–6.3%
CNLSun III Venture	(822)	1,198	(2,020)	–168.6%

Total	$9,183	$5,774	$3,409	59.0%

Equity in earnings of unconsolidated entities increased by approximately $1.9 million and $3.4 million for the quarter and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase in equity in earnings on our unconsolidated entities is primarily attributable to the following: (i) the Intrawest Venture stopped recording depreciation and amortization expenses during the fourth quarter of 2012 due to the venture’s decision to market its seven retail destination properties for sale, and (ii) the DMC Partnership incurred approximately $2.3 million in acquisition costs during the third quarter of 2012 relating to a potential acquisition that was ultimately not pursued. The increases were offset by the impact of the sale of our interest in 42 senior housing properties held through CNLSun I, CNLSun II and CNLSun III Ventures in July 2013. See “Distributions from Unconsolidated Entities” above for additional information.

Loss from discontinued operations. Loss from discontinued operations was approximately $2.6 million and $0.4 million for the quarter and nine months ended September 30, 2013, respectively, as compared to approximately $0.2 million and $0.3 million for the same periods in 2012. The increase for the quarter and nine months ended September 30, 2013, is attributable to an impairment provision of approximately $2.7 million recorded on one of our properties because the carrying value was unrecoverable based on a potential third-party sale price. For the nine months ended September 30, 2013, the increase was offset by a gain of approximately $1.8 million recorded from the sale of one property.

Net income (loss) and income (loss) per share of common stock. The Company had a net income (loss) for the quarter and nine months ended September 30, 2013 of approximately $78.3 million and $(0.2) million, respectively, as compared to approximately $23.6 million and $(21.1) million, respectively, for the same periods in 2012. The increase is primarily attributable to (i) the recording of a gain in connection with the sale of our interests in 42 senior housing properties that were held through three unconsolidated joint ventures, (ii) an increase in rental income from leased properties and net operating income from managed properties related to properties acquired during 2012, and (iii) an increase in “same-store” rental income from leased properties and net operating income from managed properties primarily relating to our senior housing properties and ski and mountain lifestyle properties as a result of a strong 2012/2013 ski season. The increases were partially offset by an increase in other operating expenses. For the nine months ended September 30, 2013, the increase is further attributable to a reduction in acquisition fees and expenses, loss on lease termination and loan loss provision, but is further offset by an impairment provision recorded on one of our unimproved land parcels as well as an increase in interest expense and loan cost amortization.

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

The following table presents a reconciliation of net income (loss) to FFO and MFFO for the quarter and nine months ended September 30, 2013 and 2012 (in thousands except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss)	$78,293	$23,613	$(211)	$(21,072)
Adjustments:
Depreciation and amortization (1)	38,349	35,246	111,165	100,319
Impairment of real estate assets (1)	2,740	—	45,191	267
Gain on sale of unconsolidated entities (7)	(55,394)	—	(55,394)	—
Gain on sale of real estate investment (1)	(2)	(5)	(2,085)	(287)
Net effect of FFO adjustment from unconsolidated entities (2)	1,484	16,151	11,820	28,580

Total funds from operations	65,470	75,005	110,486	107,807

Acquisition fees and expenses (3)	1,009	570	1,922	3,380
Straight-line adjustments on leases and notes receivable (1)(4)	(1,924)	(2,531)	(3,502)	(12,718)
Amortization of above/below market intangible assets and liabilities (1)	349	196	1,030	207
Loss from early extinguishment of debt (5)	—	—	—	4
Write-off/impairment of lease related investments (6)	—	—	—	3,566
Loan loss provision	—	—	—	1,699
Accretion of discounts/amortization of premiums for debt investments	3	242	9	641
MFFO adjustments from unconsolidated entities: (2)
Straight-line adjustments on leases and notes receivable	(29)	68	(175)	242
Amortization of above/below market intangible assets and liabilities	47	(4)	39	(14)

Modified funds from operations	$64,925	$73,546	$109,809	$104,814

Weighted average number of shares of common stock outstanding (basic and diluted)	319,507	313,250	317,960	311,455

FFO per share (basic and diluted)	$0.20	$0.24	$0.35	$0.35

MFFO per share (basic and diluted)	$0.20	$0.23	$0.35	$0.34

FOOTNOTES:

(1)	Includes amounts related to the properties that are classified as assets held for sale and for which the related results are classified as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations.
(2)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method. The fluctuations in FFO and MFFO contributions as allocated under the HLBV method resulted in lower FFO and MFFO from our unconsolidated entities during the quarter and nine months ended September 30, 2013 even though cash distribution from these entities were consistent for the same periods in 2012.
(3)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expenses relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(5)	Loss of extinguishment of debt includes legal fees incurred with the transaction, prepayment penalty fees and write-off of unamortized loan costs, as applicable.
(6)	Management believes that adjusting for write-offs of lease related assets is appropriate because they are non-recurring non-cash adjustments that may not be reflective of our ongoing operating performance.
(7)	In July 2013, we completed the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures as discussed above.

Total FFO was approximately $65.5 million and $110.5 million for the quarter and nine months ended September 30, 2013, respectively, as compared to approximately $75.0 million and $107.8 million for the same periods in 2012. Total FFO per share was $0.20 and $0.35 for the quarter and nine months ended September 30, 2013, respectively, as compared to $0.24 and $0.35 for the same periods in 2012. The decrease in FFO and FFO per share for the quarter ended September 30, 2013 is primarily attributable to a reduction in FFO contribution from unconsolidated entities primarily relating to the CNLSun I, CNLSun II, CNLSun III ventures where we completed the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures. The increase in FFO for the nine months ended September 30, 2013 is primarily attributable to (i) an increase in rental income from leased properties and net operating income from managed properties related to properties acquired subsequent to September 30, 2012, (ii) an increase in “same-store” rental income from leased properties and net operating income from managed properties primarily relating to our senior housing properties and ski and mountain lifestyle properties as a result of a strong 2012/2013 ski season, and (iii) a decrease in general and administrative expenses, acquisition fees and expenses, loss on lease termination and loan loss provision. The increases for the nine months ended September 30, 2013 were partially offset by a reduction in FFO contribution from unconsolidated entities primarily relating to the CNLSun I, CNLSun II, CNLSun III ventures as discussed above and an increase in bad debt, other operating expenses and interest expense and loan cost amortization.

Total MFFO was approximately $64.9 million and $109.8 million for the quarter and nine months ended September 30, 2013, respectively, as compared to approximately $73.5 million and $104.8 million for the same periods in 2012. Total MFFO per share was $0.20 and $0.35 for the quarter and nine months ended September 30, 2013, respectively, as compared to $0.23 and $0.34 for the same periods in 2012. The decrease in MFFO and MFFO per share for the quarter ended September 30, 2013 is primarily attributable to a reduction in MFFO contribution from unconsolidated entities due to the sale of our interests in three unconsolidated senior housing joint and an increase in bad debt and other operating expenses. The increase in MFFO and MFFO per share for the nine months ended September 30, 2013 is primarily attributable to (i) an increase in rental income from leased properties (excluding straight-line adjustments for rental income) and net operating income from managed properties related to properties acquired subsequent to September 30, 2012, (ii) an increase in “same-store” leased properties and net operating income from managed properties primarily relating to our senior housing properties and ski and mountain lifestyle properties as a result of a strong 2012/2013 ski season, and (iii) a decrease in general and administrative expenses. The increases for the nine months ended September 30, 2013 were partially offset by a reduction in MFFO contribution from unconsolidated entities primarily relating to the CNLSun I, CNLSun II, CNLSun III ventures as discussed above and an increase in bad debt, other operating expenses and interest expenses and loan cost amortization.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss)	$78,293	$23,613	$(211)	$(21,072)
Loss from discontinued operations	2,636	185	373	275
Interest and other income	(165)	(243)	(682)	(338)
Bargain purchase gain on acquisition of real estate (4)	(2,653)	—	(2,653)	—
Interest expense and loan cost amortization	17,835	18,393	54,619	51,407
Equity in earnings of unconsolidated entities (1)	(4,147)	(2,266)	(9,183)	(5,774)
Cash distributions from unconsolidated entities (1)	3,177	5,702	23,290	25,796
Gain on sale of unconsolidated entities (3)	(55,394)	—	(55,394)	—
Loss from early extinguishment of debt	—	—	—	4
Depreciation and amortization	38,295	35,059	110,926	99,774
Loss (recovery) on lease termination	—	(67)	—	3,226
Impairment provision	—	—	42,451	—
Loan loss provision	—	—	—	1,699
Straight-line adjustments for leases and notes receivables (2)	(1,924)	(2,531)	(3,502)	(12,718)

Adjusted EBITDA	$75,953	$77,845	$160,034	$142,279

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA above. For the quarter and nine months ended September 30, 2013, cash distributions from unconsolidated entities excludes approximately $5.3 million in return of capital. For the nine months ended September 30, 2012, cash distributions from unconsolidated entities excludes approximately $3.4 million in return of capital.
(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments.
(3)	In July 2013, we completed the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures. See “Distributions from Unconsolidated Entities” above for additional information.
(4)	In connection with an acquisition of an attraction property, we recorded a bargain purchase gain as a result of the fair value of the net assets acquired exceeding the consideration transferred as discussed above.

Adjusted EBITDA was approximately $76.0 million and $160.0 million for the quarter and nine months ended September 30, 2013, respectively, as compared to approximately $77.8 million and $142.3 million for the same periods in 2012. The decrease in Adjusted EBITDA for the quarter ended September 30, 2013 is primarily attributable to a reduction in cash distributions from unconsolidated entities due to the sale of our interests in three unconsolidated senior housing joint ventures and increase in other operating expenses. The increase in Adjusted EBITDA for the nine months ended September 30, 2013 is primarily attributable to (i) an increase in rental income from leased properties (excluding straight-line adjustments for rental income) and net operating income from managed properties related to properties acquired subsequent to September 30, 2012, (ii) an increase in “same-store” leased properties and net operating income from managed properties primarily relating to our senior housing properties and ski and mountain lifestyle properties as a result of a strong 2012/2013 ski season, and (iii) a decrease in general and administrative expenses. The increases for the nine months ended September 30, 2013 were partially offset by an increase in other operating expenses and a reduction in cash distributions from unconsolidated entities due to the sale of our interests in three unconsolidated senior housing joint ventures.

Off-Balance Sheet and Other Arrangements

In connection with the sale of our interests in 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III Ventures, the indebtedness held in each of the aforementioned ventures with an aggregate outstanding principal balance of approximately $659.3 million, as of July 2013, was assumed by Health Care REIT, Inc.

See our annual report on Form 10-K for the year ended December 31, 2012 for a summary of our other off-balance sheet arrangements.

Commitments, Contingencies and Contractual Obligations

For the nine months ended September 30, 2013, our commitments, contingencies and contractual obligations were not materially different from the amounts reported for the year ended December 31, 2012 aside from the $30.0 million debt obtained. See “Indebtedness” above for additional information. See our annual report on Form 10-K for the year ended December 31, 2012 for a summary of our commitments, contingencies and contractual obligations.

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

Our fixed-rate mortgage and other notes receivable, which totaled $120.6 million and $124.7 million at September 30, 2013 and December 31, 2012, respectively, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $115.5 million and $119.3 million at September 30, 2013 and December 31, 2012, respectively.

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

Fixed-rate debt	$4,522	$50,933	$96,778	$83,602	$90,815	$554,962	$881,612	$913,967
Variable-rate debt (2)	1,059	21,095	39,562	109,981	412	7,236	179,345	171,470	(1)

	$5,581	$72,028	$136,340	$193,583	$91,227	$562,198	$1,060,957	$1,085,437

	2013	2014	2015	2016		2017		Thereafter		Total

Weighted average fixed interest rate of maturities	5.96%	8.28%	6.06%	6.29%		6.02%		6.51%		6.49%

Average interest rate on variable debt	LIBOR or CDOR + 3.31%	LIBOR or CDOR + 3.31%	LIBOR or CDOR + 3.24%	LIBOR + 3.32	% (4)	LIBOR + 3.48	% (4)	LIBOR + 3.48	% (4)

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2013. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of September 30, 2013, some of our variable-rate debt in mortgages and notes payable was hedged.
(3)	The estimated fair value of our variable-rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2013 We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(4)	The 30-day CDOR rate was approximately 1.2% at September 30, 2013. The 30-day LIBOR rate was approximately 0.2% at September 30, 2013.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.7 million for the nine months ended September 30, 2013. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

Redemption of Shares and Issuer Purchases of Equity Securities

For the nine months ended September 30, 2013, we have outstanding redemption requests of approximately 10.3 million shares. During the nine months ended September 30, 2013, approximately 0.4 million shares relating to prior period requests were redeemed and approximately 0.9 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $7.30. The redemption price per share is based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event is the redemption price greater than our estimated value per share on the date the redemption is effected. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Liquidity and Capital Resources – Common Stock Redemptions.”

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than our estimated value per share on the date the redemption is effected. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. The aggregate amount of funds under the redemption plan will be determined on a quarterly basis in the sole discretion of the board of directors, and may be less than but is not expected to exceed the aggregate proceeds from our DRP (subject to a $3.0 million cap.) However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the quarter ended September 30, 2013, we redeemed the following shares (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased in Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan

July 1, 2013 through July 31, 2013	—	—	—	—
August 1, 2013 through August 31, 2013	—	—	—	—
September 1, 2013 through September 30, 2013	406	$7.29	406	—	(1)

Total	406	$7.29	406

FOOTNOTE:

(1)	This number represents the additional number of shares which could have been redeemed under the redemption plan during the third quarter without exceeding either of the limitations described above.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th of November, 2013.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.