Form 10-K
period 2013-12-31
CNL LIFESTYLE PROPERTIES INC
filed 2014-03-31
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☐

There is currently no established market for the registrant’s shares of common stock. The registrant sold shares of its common stock at $7.31 per share. The aggregate market value of stock held by non-affiliates as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2.3 billion.

As of March 14, 2014, there were 322,621,399 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Lifestyle Properties, Inc. Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2014.

[Intentionally left blank]

PART I

Statement Regarding Forward Looking Information

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this Annual Report and the Company’s quarterly reports on Form 10-Q, copies of which may be obtained from the Company’s website at www.cnllifestylereit.com.

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

Item 1. BUSINESS

General

CNL Lifestyle Properties, Inc. is a Maryland corporation incorporated on August 11, 2003. The terms “we,” “our,” or “us,” “the Company” and “CNL Lifestyle Properties” include CNL Lifestyle Properties, Inc. and each of its subsidiaries. We operate as a real estate investment trust (“REIT”). Two of our wholly owned subsidiaries, CLP GP Corp. and CLP LP Partners Corp., are the general and limited partners, respectively, of CLP Partners, LP, who is our operating partnership, which conducts substantially all of our operations and owns substantially all of our assets. We have retained CNL Lifestyle Advisor Corporation (the “Advisor”), as our Advisor to provide management, acquisition, disposition, advisory and administrative services. Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida 32801, and our telephone number is (407) 650-1000.

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

Following our investment strategy of acquiring carefully selected and well-located lifestyle and other income producing properties, we believe we have built a unique portfolio of assets with established long-term operating histories, and have created diversification within the portfolio by region, operator and asset class. As of March 14, 2014, we held ownership interests in 145 lifestyle properties of which twelve properties, five consolidated properties and seven unconsolidated properties held through one joint venture, are classified as held for sale, by us and the joint venture, respectively. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 25% in ski and mountain lifestyle, 19% in golf facilities, 16% in senior housing, 22% in attractions, 6% in marinas and 12% in additional lifestyle properties. As of March 14, 2014, these assets consist of 24 ski and mountain lifestyle properties, 48 golf facilities, 30 senior housing properties, 23 attractions, 17 marinas and three additional lifestyle properties with the following investment structure:

Wholly-owned:
Leased properties	73
Managed properties	63
Unimproved Land	1
Unconsolidated joint ventures: (1)
Leased properties	8

145

FOOTNOTE:

(1)	As of March 14, 2014, seven properties held through our unconsolidated joint ventures are expected to be sold in 2014. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for additional information.

In addition, we made seven loans to borrowers engaged in the operation of lifestyle assets.

Our real estate investment portfolio is geographically diversified with properties in 37 states and 2 Canadian provinces. The map below shows our current property allocations across geographic regions as of March 14, 2014.

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

Financial information about geographic areas. We have one consolidated property, Cypress Mountain, located in British Columbia, Canada, which generated total rental income of approximately $7.2 million, $7.6 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. We also own interests in two other properties located in Canada through unconsolidated joint ventures that generated a combined equity in earnings (loss) of approximately $0.9 million, ($1.0) million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. The remainder of our net loss was generated from properties or investments located in the United States.

Our leases and ventures. As part of our net lease investment strategy, we either acquire properties directly or purchase interests in entities that own the properties. Once we acquire the properties, we either lease them back to the original seller or to a third-party operator. These leases are usually structured as triple-net leases which means our tenants are generally responsible for repairs, maintenance, property taxes, ground lease or permit expenses (where applicable), utilities and insurance for the properties that they lease. The weighted-average lease rate of our consolidated properties subject to long-term triple-net leases as of March 14, 2014 was approximately 8.6%. This rate is based on the weighted-average annualized straight-lined base rent due under our leases.

Our leases are generally long-term in nature (generally five to 20 years with multiple renewal options). We have no near-term lease expiration (other than at our one multi-family residential property and managed senior housing properties, which generally enter into one-year leases with their tenants). Many of our tenants operate more than one of our properties with the leases being cross-defaulted. As of March 14, 2014, we have 73 consolidated properties structured as triple-net leases with the average lease expiration of approximately 16 years. The following table lists, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st and thereafter on our consolidated properties structured under triple-net lease, excluding available renewal periods (dollar amounts are in thousands).

Lease Expiration Year (1)	Number of Tenants	Number of Leases / Properties	Expiring Annual Base Rents	Percentage of Expiring Annual Base Rents
2017	1	1	$1,241	1%
2021	1	1	1,405	1%
2023	3	8	7,103	6%
Thereafter	15	63	117,681	92%

Total		73	$127,430	100%

FOOTNOTE:

(1)	There is no lease expiration for years excluded from the table.

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

Our joint ventures. We have entered into joint ventures in which our partners subordinate their returns to our minimum return. This structure provides us with some protection against the risk of downturns in performance but may allow our partners to obtain a higher rate of return on their investment than we receive if the underlying performance of the properties exceeds certain thresholds. Properties that are owned through unconsolidated joint ventures may be leased or managed depending on the circumstance related to each property. In July 2013, we completed the sale of 42 senior housing properties held through three unconsolidated joint ventures. As of

March 14, 2014, we had a total of eight properties, under leased structure, owned through two unconsolidated joint ventures. As of March 14, 2014, seven of the eight properties held through our unconsolidated joint ventures are classified as assets held for sale and are expected to be sold in 2014. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for additional information.

Seasonality. Many of the asset classes in which we invest experience seasonal fluctuations due to the nature of their business, geographic location, climate and weather patterns. As a result, these businesses experience seasonal variations in revenues that may require our tenants to supplement operating cash from properties in order to be able to make scheduled rent payments to us. We have structured the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy operating period.

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

In addition, seasonality directly impacts certain of our properties where we engage independent third-party managers to operate properties on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of March 14, 2014, we had a total of 63 wholly-owned managed properties consisting of one ski and mountain lifestyle, 13 golf facilities, 15 attractions properties, 20 senior housing properties, 13 marinas and one additional lifestyle property. Our consolidated operating results and cash flows during the first, second and fourth quarters will generally be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties.

Significant tenants. As of and for the year ended December 31, 2013, we did not have any tenants who accounted for 10% or more of our aggregate revenue and assets.

Our Investment Loans

As part of our overall investment and lending strategy, we have made and may continue to make or acquire loans (including mortgage, mezzanine or other loans) with respect to any of the asset classes in which we invest. We have made loans to the owners of properties to enable them to acquire land, buildings, or both, or to develop property or as part of a larger acquisition. In exchange, the owner generally has granted us a first lien or collateralized interest in a participating mortgage collateralized by the property or by interests in the entity that owns the property. Our loans generally require fixed interest payments. We expect that the interest rate and terms for long-term mortgage loans (generally, 10 to 20 years) will be similar to the rate of return on our long-term net leases. Mezzanine loans and other financings for which we have a secondary-lien or collateralized interest will generally have shorter terms (one to two years) and higher interest rates than our net leases and long-term mortgage loans. With respect to the loans that we make, we generally seek loans with collateral values resulting in a loan-to-value ratio of not more than 85%.

Distribution Reinvestment Plan

In 2011 we completed our common stock offerings and filed a registration statement on Form S-3 under the Securities Exchange Act of 1933, as amended, to register the sale of up to an additional $250 million (26.3 million shares of common stock) under our Distribution Reinvestment Plan (“DRP”). Shares were originally sold under DRP at a price of $9.50 per share, representing a 5% discount from our public offering price of $10.00. In August 2012, the DRP shares were offered at $6.95, which represented a 5% discount to our estimated NAV of $7.31 per share. During the years ended December 31, 2013, 2012 and 2011, we raised approximately $54.9 million, $69.0 million and $83.5 million, respectively, through our DRP. In March 2014, our Board of Directors approved a revised estimate of NAV of $6.85 per share as of December 31, 2013 and amended our DRP so that shares under our DRP would be sold at the new estimated NAV per share of $6.85 rather than a discount to the NAV. See “Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information. We anticipate we will continue to raise capital through our DRP and will use such proceeds for acquisitions and enhancements, distributions shortfalls and other corporate purposes.

Our Disposition Policies

As a mature REIT, a significant focus is to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. We are evaluating each of our properties on a rigorous and ongoing basis and in an effort to optimize and enhance the value of our assets, and we may consider selling certain properties in preparation for one or more liquidity events, as further described below. The determination of when a particular property should be sold will be made after our Board of Directors considered all the relevant factors, including but not limited to the strategic fit of each property within our broader portfolio, prevailing and projected economic and market conditions, whether the value of the property is anticipated to appreciate or decline in the future, whether the property is performing as expected and required holding periods necessary to comply with REIT requirements. To the extent we determine to sell certain assets, we will evaluate these assets for impairment in accordance with our accounting policy. We anticipate that proceeds from any future sales will be used to retire debts, invest into new assets or to enhance existing assets. We will also continue to reposition certain assets by making strategic tenant or operator changes for properties that we believe will benefit from a new operator based on specific expertise or geographic concentrations that a particular operator possesses.

Our Exit Strategy

Under our articles of incorporation, on or before December 31, 2015, the Company will undertake to provide stockholders with liquidity of their investment, either in whole or in part, including, without limitation, through (i) the listing of our common stock on a national securities exchange (a “Listing”), (ii) the commencement of an orderly sale of the Company’s assets, outside of the ordinary course of business and consistent with the Company’s objectives of qualifying as a REIT, and the distribution of the net sales proceeds thereof to the stockholders or (iii) the merger of the Company with or into another entity in a transaction which provides the stockholders with cash or securities of a publicly traded company. If a Listing occurs, we will automatically become a perpetual life entity. In making a determination of whether Listing is in the best interest of our stockholders, our Board of Directors may consider a variety of criteria, including, but not limited to, market capitalization, the number of properties owned, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, and the potential for stockholder liquidity. We may sell certain assets or portfolios of assets prior to full liquidity of the Company and use such proceeds in the interim to repay debt or make certain strategic investments. Additionally, our debt agreements, including our unsecured senior notes, contains provisions which restrict or limit distributions to shareholders prior to such debt being repaid.

We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for an exit strategy on or before December 31, 2015. In March 2014, we engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist management and the board of directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the Listing of our common stock.

Termination and REIT Status

Our articles of incorporation provide that the Board of Directors shall use its best efforts to take such actions as are necessary, and may take such actions as it deems desirable, to preserve the status of the Company as a REIT. However, in the event that the Board of Directors determines, by a vote of at least two-thirds (2/3) of the Directors, that it is no longer in the best interests of the Company to remain qualified as a REIT, the Board of Directors shall cause the termination of the Company’s qualification as a REIT to be submitted to a vote of the Company’s stockholders. The stockholders may terminate the Company’s status as a REIT by a vote of holders of majority of our shares of stock outstanding and entitled to vote.

Our articles of incorporation also provide for the Company’s voluntary termination and dissolution by the affirmative vote of a majority of our shares of stock outstanding and entitled to vote. Under Maryland law, the Company’s voluntary termination and dissolution must also be declared advisable by a majority of the entire Board of Directors.

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

In general, we perceive there to be a lower level of competition for the types of assets that we have acquired and intend to acquire in comparison to assets in more core real estate sectors based on the number of willing buyers and the volume of transactions in their respective markets. Accordingly, we believe that being focused in specialty or lifestyle asset classes allows us to take advantage of unique opportunities although it may also make it challenging for us to sell our properties. Some of our key competitive advantages are as follows:

•	We acquire assets in niche sectors which historically trade at higher cap rates than other core commercial real estate sectors such as multi-family, industrial, office and retail.

•	Some of our targeted asset classes have experienced a net reduction in new supply, which has positively impacted supply and demand dynamics.

•	Certain of our lifestyle properties have inherently high barriers to entry. For example, the process of obtaining permits to create a new ski resort or marina is highly regulated and significantly more difficult than obtaining permits for the construction of new office or retail space. Additionally, general geographic constraints, such as the availability of suitable waterfront property or mountain terrain, are an inherent barrier to entry in several of our asset classes. There are also high costs associated with building a new ski resort, marina or regional gated attractions that may be prohibitive to potential market participants.

•	Our leasing arrangements generally require the payment of capital improvement reserve rent which is paid by the tenants and set aside by us to be reinvested into the properties. This arrangement allows us to maintain the integrity of our properties and mitigates deferred maintenance issues.

•	Unlike our competitors in many other commercial real estate sectors that generally receive no income in the event a tenant defaults or vacates a property, applicable tax laws allow us to engage a third-party manager to operate a property on our behalf for a period of time until we can re-lease it to a new tenant. During that period, we receive any net earnings from the underlying business operations, which may be less than rents collected under the previous leasing arrangement. However, our ability to continue to operate the property under such an arrangement helps to off-set taxes, insurance and other operating costs that would otherwise have to be absorbed by a landlord and allows the property some time to stabilize, if necessary, before entering into a new lease.

Financial Information About Industry Segments

We have determined that we operate in one business segment, real estate ownership, which consists of investing in and owning a diversified portfolio of real estate primarily within the United States. We view, manage and evaluate all of our lifestyle properties homogeneously as one collection of assets with a common goal to maximize revenues and property income regardless of the type (ski, attractions, senior housing, etc.) or ownership structure (leased or managed). Our chief operating decision maker reviews all of our properties as one consolidated portfolio and does not drive resource allocation decisions based on individual property or groups of properties. In addition, we evaluated each individual property and determined they were individually less than 10% of the combined revenue for the year ended December 31, 2013. Accordingly, we do not report segment information.

Advisory Services

Under the terms of the advisory agreement, our Advisor is responsible for our day-to-day operations, administers our bookkeeping and accounting functions, serves as our consultant in connection with policy decisions to be made by our Board of Directors, manages our properties, loans, and other permitted investments and renders other services as the Board of Directors deems appropriate. In addition, the Advisor engages and contracts with certain of its affiliates to provide services and personnel to the Company. In exchange for these services, our Advisor is entitled to receive certain fees from us. First, for supervision and day-to-day management of the properties and the mortgage loans, our Advisor receives an asset management fee, which is payable monthly, based on the total real estate asset value of a property as defined in the advisory agreement (exclusive of acquisition fees and acquisition expenses), the outstanding principal amounts of any loans made by us and the amount invested in any other permitted investments as of the end of the preceding month. Second, for the selection, purchase, financing, development, construction or renovation of real properties and services related to the incurrence of debt, our Advisor receives an acquisition fee equal to 3% of the gross proceeds from our common stock offerings and loan proceeds from debt, lines of credit and other permanent financing that we use to acquire properties or to make or acquire loans and other permitted investments.

In March 2014, our Advisor amended the advisory agreement, effective April 1, 2014, to eliminate acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce the asset management fees to 0.075% monthly (or 0.90% annually) of average invested assets. Our Advisor will consider further reductions in the asset management fees if we have not materially begun to execute an exit event or events before April 1, 2015.

In addition, we reimburse our Advisor for all of the costs it incurs in connection with the administrative services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). For the Expense Years ended December 31, 2013, 2012 and 2011, operating expenses did not exceed the Expense Cap.

Legal and Regulatory Considerations

General. Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2013 has the necessary permits and approvals to operate its business.

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

Environmental, Health, and Safety Matters. We are subject to many federal, state, and local environmental, health, and safety laws. The applicability of specific environmental, health, and, safety laws to each of our individual properties is dependent upon a number of property-specific factors, including: the current and former uses of the property; any impacts to the property from other properties; the type and amount of any emissions or discharges from or releases at the property; the building materials used at the property, including any asbestos-containing materials; and the type and amount of any hazardous substances or wastes used, stored, or generated at the property.

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

In any year in which we qualify as a REIT, in general, we will not be subject to federal income tax on that portion of our taxable income or capital gain that is distributed as taxable dividends to stockholders. This substantially eliminates the federal double taxation on earnings (taxation at both the corporate level and stockholder level) that usually results from an investment in a corporation. We may, however, be subject to tax at normal corporate rates on any taxable income or capital gain not distributed. If we elect to retain and pay income tax on our net long-term capital gain, stockholders are required to include their proportionate share of our undistributed long-term capital gain in income and they will receive a refundable credit for their share of any taxes paid by us on such gain.

Despite our REIT election, we may be subject to federal income and excise tax as follows:

•	To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our taxable income, we will be subject to tax on the undistributed amount at regular corporate tax rates;

•	We may be subject to the “alternative minimum tax” (the “AMT”) on certain tax preference items to the extent that the AMT exceeds our regular tax;

•	To the extent we have elected to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain lease terminations as “foreclosure property”, we may avoid the 100% tax on gain from a sale of that property (if the sale would otherwise constitute a prohibited transaction). The taxable income and gain from the sale of foreclosure property, however, may be subject to corporate income tax at the highest applicable rate.

•	Any net gain for tax purposes from prohibited transactions (which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than dispositions of foreclosure property and dispositions of property due to an involuntary conversion) will be subject to a 100% tax;

•	If we derive “excess inclusion income” from an interest in certain mortgage loan securitization structures (i.e. a “taxable mortgage pool” or a residual interest in a real estate mortgage investment conduit, or “REMIC”), then we could be subject to corporate level federal income tax at the highest corporate tax rate to the extent that such income is allocable to specified types of tax-exempt stockholders known as “disqualified organizations” that are not subject to unrelated business income tax;

•	If we fail to satisfy the asset test other than certain de minimis violations or other requirements applicable to REITs, as described below, yet nonetheless maintain our qualification as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to an excise tax. In that case, the amount of the tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the assets in question multiplied by the highest corporate tax rate if that amount exceeds $50,000 per failure;

•	If we fail to satisfy either the 75% or 95% gross income tests (as discussed below), but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income;

•	If we fail to distribute during each year at least the sum of (1) 85% of our taxable income for the year, (2) 95% of our capital gain net income for such year, and (3) any undistributed taxable income from preceding periods, we will be subject to a 4% excise tax on the excess of such required distribution over the sum of (A) the amounts actually distributed, plus (B) retained amounts on which corporate level tax is paid by us;

•	If we acquired appreciated assets from a C corporation that is not a REIT (i.e. a corporation generally subject to corporate level tax) in a transaction in which a C corporation would not normally be required to recognize any gain or loss on disposition of the asset and we subsequently recognize gain on the disposition of the asset during the ten-year period beginning on the date on which we acquired the asset, then a portion of the gain may be subject to tax at the highest regular corporate rate, unless the C corporation made an election to treat the asset as if it were sold for its fair market value at the time of our acquisition. We will also be required to distribute prior non-REIT earnings and profits; and

•	The earnings of our TRSs are subject to federal corporate income tax. In addition, a 100% excise tax will be imposed on the REIT and corporate level tax on the TRS for transactions between a TRS and the REIT that are deemed not to have been conducted on an arm’s length basis. See “— Qualification as a REIT — Investments in TRSs.”

In addition, we and our subsidiaries may be subject to a variety of taxes, including payroll taxes and state, local, foreign, property and other taxes, on our assets and operations. We could also be subject to tax in situations and on transactions not presently contemplated.

Qualification as a REIT. A REIT is defined as a corporation, trust or association:

(1)	which is managed by one or more trustees or directors;

(2)	the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)	which would be taxable as a domestic corporation but for the federal income tax law relating to REITs;

(4)	which uses a calendar year for federal income tax purposes;

(5)	which is neither a financial institution nor an insurance company;

(6)	the beneficial ownership of which is held by 100 or more persons in each taxable year of the REIT except for its first taxable year;

(7)	not more than 50% in value of the outstanding stock of which is owned during the last half of each taxable year, excluding its first taxable year, directly or indirectly, by or for five or fewer individuals (which includes certain entities) (the “Five or Fewer Requirement”); and

(8)	which meets certain income and asset tests described below.

Conditions (1) to (5), inclusive, must be met during the entire taxable year and condition (6) must be met during at least 335 days of a taxable year of 12 months or during a proportionate part of a taxable year of less than 12 months. For purposes of conditions (6) and (7), pension funds and certain other tax-exempt entities are treated as individuals, subject to a “look-through” exception in the case of condition (7).

Based on available information, we believe we have satisfied the share ownership requirements set forth in (6) and (7) above. In addition, our Amended and Restated Articles of Incorporation, provides for restrictions regarding ownership and transfer of shares. These restrictions are intended to assist us in continuing to satisfy the share ownership requirements described in (6) and (7) above. These restrictions, however, may not ensure that we will, in all cases, be able to satisfy the share ownership requirements described in (6) and (7) above.

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

Ownership of Qualified REIT Subsidiaries. We may own a number of properties through wholly owned subsidiaries. A corporation will qualify as a qualified REIT subsidiary (or “QRS”) if 100% of its stock is owned by a REIT, and the REIT does not elect to treat the subsidiary as a TRS. A QRS will not be treated as a separate corporation, and all assets, liabilities and items of income, deductions and credits of a QRS will be treated as assets, liabilities and items (as the case may be) of the REIT. A QRS is not subject to federal income tax, although they may be subject to state and local taxation in certain jurisdictions, and our ownership of the voting stock of a QRS will not violate the restrictions against ownership of securities of any one issuer which constitute more than 10% of the value or total voting power of such issuer or more than 5% of the value of our total assets, as described below under “— Asset Tests.”

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

Certain of our subsidiaries have elected to be treated as a TRS. TRSs are subject to full corporate level federal taxation on their earnings but are permitted to engage in certain types of activities that cannot be performed directly by REITs without jeopardizing REIT status. Our TRSs will attempt to minimize the amount of these taxes, but there can be no assurance whether or the extent to which measures taken to minimize taxes will be successful. To the extent our TRSs are required to pay federal, state or local taxes, the cash available for distribution as dividends to us from our TRSs will be reduced.

The amount of interest on related-party debt that a TRS may deduct is limited. Further, a 100% tax applies to any interest payments by a TRS to its affiliated REIT to the extent the interest rate is not commercially reasonable. A TRS is permitted to deduct interest payments to unrelated parties without restriction.

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

Income Tests. There are two separate percentage tests relating to our sources of gross income that we must satisfy for each taxable year.

•	At least 75% of our gross income for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property and from other specified sources, including qualified temporary investment income. Gross income includes “rents from real property” and, in some circumstances, interest, but excludes gross income from prohibited transactions.

•	At least 95% of our gross income must be derived directly or indirectly each taxable year from any of the sources qualifying for the 75% gross income test and from dividends (including dividends from TRSs) and interest.

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

•

For rents to qualify as rents from real property, we generally must not furnish or render services to tenants, other than through a TRS or an “independent contractor” from whom we derive no income, except that we may directly provide services that are “usually or customarily rendered” in the geographic area in which the property is located in connection with the rental of real property for occupancy only, or are not otherwise considered “rendered to the occupant for his convenience.” If the services provided by us with respect to a property are impermissible customer services, the income derived there from will qualify as “rents from real property” if such income does not exceed 1% of all amounts received or accrued with respect to that property. The amount received for any service or management operation for this purpose shall be deemed to be not less than 150% of the direct cost of the REIT in furnishing or rendering the service or providing the management or operation.

•	A REIT may lease “qualified lodging facilities” and, for taxable years beginning after July 30, 2008, “qualified health care properties” on an arm’s-length basis to a TRS if the property is operated on behalf of such subsidiary by a person who qualifies as an “eligible independent contractor,” which generally is an “independent contractor” and who is, or is related to a person who is, actively engaged in the trade or business of operating qualified lodging facilities or qualified health care facilities, as applicable, for any person unrelated to us or our TRS. Generally, the rent that the REIT receives from the TRS will be treated as “rents from real property” notwithstanding the limit on 10% owned tenants described above. A “qualified lodging facility” is a hotel, motel or other establishment where more than one-half of the dwelling units in which are used on a transient basis, unless wagering activities are conducted at or in connection with such facility. A “qualified health care property” includes real property and any personal property that is, or is necessary or incidental to the use of, a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which is operated by a provider of such services which is eligible for participation in the Medicare program with respect to such facility.

Interest income constitutes qualifying mortgage interest for purposes of the 75% income test to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. If we receive interest income with respect to a mortgage loan that is secured by both real property and other property, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date that we acquired or originated the mortgage loan, the interest income will be apportioned between the real property and the other collateral, and our income from the arrangement will qualify for purposes of the 75% income test only to the extent that the interest is allocable to the real property. Even if a loan is not secured by real property, or is undersecured, the income that it generates may nonetheless qualify for purposes of the 95% income test. The term “interest” generally does not include any amount if the determination of the amount depends in whole or in part on the income or profits of any person, although an amount generally will not be excluded from the term “interest” solely by reason of being based on a fixed percentage of receipts or sales.

We may, from time to time, enter into hedging transactions with respect to interest rate exposure or currency fluctuation on one or more of our assets or liabilities. For taxable years beginning on or before October 22, 2004, (1) payments to us under an interest rate swap or cap agreement, option, futures contract, forward rate agreement or any similar financial instrument entered into by us to reduce interest rate risk on indebtedness incurred or to be incurred and (2) gain from the sale or other disposition of any such investment are treated as income qualifying under the 95% gross income test. For transactions entered into after July 30, 2008, any of our income from a clearly identified hedging transaction that is entered into by us in the normal course of business, directly or indirectly, to manage the risk of interest rate movements, price changes or currency fluctuations with respect to borrowings or obligations incurred or to be incurred by us, or such other risks that are prescribed by the IRS, is excluded from the 95% and 75% gross income tests. In general, a hedging transaction is “clearly identified” if (1) the transaction is identified as a hedging transaction before the end of the day on which it is entered into and (2) the items or risks being hedged are identified “substantially contemporaneously” with the hedging transaction. An identification is not substantially contemporaneous if it is made more than 35 days after entering into the hedging transaction.

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

Generally, other than income from clearly identified hedging transactions entered into by us in the normal course of business, any foreign currency gain derived by us from dealing, or engaging in substantial and regular trading, in securities will constitute gross income which does not qualify under the 95% or 75% gross income tests.

License income and other income from the right to use property which is not properly characterized as a lease for federal income tax purposes will not qualify under either the 75% or 95% gross income tests.

Income from sales of property by a REIT which are held for sale to customers may be subject to a 100% prohibited transactions tax and do not constitute gross income for purposes of the 75% and 95% gross income tests. A safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction and the 100% prohibited transaction tax is available if the following requirements are met:

•	the REIT has held the property for at least two years for the production of rental income;

•	the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of the sale that are includable in the basis of the property do not exceed 30% of the net selling price of the property;

•	either (i) during the year in question, the REIT did not make more than seven sales of property other than foreclosure property or Section 1031 like-kind exchanges, or (ii) the aggregate adjusted bases of the non-foreclosure property sold by the REIT during the year did not exceed 10% of the aggregate bases of all of the assets of the REIT at the beginning of such year, or (iii) the fair market value of the non-foreclosure property sold by the REIT during the year did not exceed 10% of the fair market value of all the assets of the REIT at the beginning of such year; and

•	if the REIT has made more than seven sales of non-foreclosure property during the year, substantially all of the marketing and development expenditures with respect to the property were made through an independent contractor from whom the REIT derives no income.

For purposes of the limitation on the number of sales that a REIT may complete in any given year, the sale of more than one property to one buyer will be treated as one sale. Moreover, if a REIT obtains replacement property pursuant to a Section 1031 like-kind exchange, then it will be entitled to take the holding period it has in the relinquished property for purposes of the two-year holding period requirement. The failure of a sale to fall within the safe harbor does not alone cause such sale to be a prohibited transaction subject to the 100% tax. In that event, the particular facts and circumstances of the transaction must be analyzed to determine whether it is a prohibited transaction.

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

Asset Tests. Within 30 days after the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments. The term “real estate assets” includes real property, interests in real property, leaseholds of land or improvements, mortgages on real property, shares of common stock in other qualified U.S. REITs, any property attributable to the temporary investment of new capital (but only if such property is stock or a debt instrument and only for the one-year period beginning on the date the REIT receives such capital), and a proportionate share of any real estate assets owned by a partnership in which we are a partner. When a mortgage is secured by both real property and other property, it is considered to constitute a mortgage on real property to the extent of the fair market value of the real property when the REIT is committed to originate the loan or, in the case of a construction loan, the reasonably estimated cost of construction.

Although 25% of our assets generally may be invested without regard to the above restrictions, we are prohibited from owning securities representing more than 10% of either the vote (the “10% vote test”) or value (the “10% value test”) of the outstanding securities of any issuer other than a QRS, another REIT or a TRS. Further, no more than 25% of the total assets may be represented by securities of one or more TRSs (the “25% asset test”) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a QRS (the “5% asset test”), another REIT or a TRS. Each of the 10% vote test, the 10% value test and the 25% and 5% asset tests must be satisfied at the end of each quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

Certain items are excluded from the 10% value test, including: (1) straight debt securities of an issuer (including straight debt that provides certain contingent payments); (2) any loan to an individual or an estate; (3) any rental agreement described in Section 467 of the Code, other than with a “related person”; (4) any obligation to pay rents from real property; (5) certain securities issued by a state or any subdivision thereof, the District of Columbia, a foreign government, or any political subdivision thereof, or the Commonwealth of Puerto Rico; (6) any security issued by a REIT; and (7) any other arrangement that, as determined by the Secretary of the Treasury, is excerpted from the definition of security (“excluded securities”). Special rules apply to straight debt securities issued by corporations and entities taxable as partnerships for federal income tax purposes. If a REIT, or its TRS, holds (1) straight debt securities of a corporate or partnership issuer and (2) securities of such issuer that are not excluded securities and have an aggregate value greater than 1% of such issuer’s outstanding securities, the straight debt securities will be included in the 10% value test.

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

Annual Distribution Requirements. In order to avoid being taxed as a regular corporation, we are required to make cash or taxable property distributions to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our taxable income (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. Dividends we declare in October, November, or December of any year and which are payable to a stockholder of record on a specified date in any of these months will be treated as both paid by us and received by the stockholder on December 31 of that year, provided we actually pay the dividend on or before January 31 of the following year. The amount distributed must not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class. To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our taxable income, we will be subject to tax on the undistributed amount at regular corporate tax rates. Finally, as discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We intend to make timely distributions sufficient to satisfy these annual distribution requirements.

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

Failure to Qualify as a REIT

If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible nor will any particular amount of distributions be required to be made in any year. All distributions to stockholders will be taxable as ordinary income to the extent of current and accumulated earnings and profits allocable to these distributions. Unless entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances we would be entitled to statutory relief. Failure to qualify for even one year could result in our need to incur indebtedness or liquidate investments in order to pay potentially significant resulting tax liabilities. In addition, a failure by us to qualify as a REIT could significantly reduce the cash available to pay dividends on our common shares and interest on debt securities, and could materially reduce the value of our common share and debt securities.

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

U.S. Federal Income Taxation of Holders of Our Stock

Treatment of Taxable U.S. Stockholders. The following summary applies to you only if you are a “U.S. stockholder.” A “U.S. stockholder” means a holder of our common stock that for United States federal income tax purposes is:

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

Generally, for taxable years ending after December 31, 2012, the maximum marginal rate of tax payable by individuals on dividends received from corporations that are subject to a corporate level of tax is 20%. In limited circumstances, this tax rate will not apply to dividends paid to you by us on our shares, because generally we are not subject to federal income tax on the portion of our taxable income or capital gains distributed to our stockholders. The reduced maximum federal income tax rate will apply to that portion, if any, of dividends received by you with respect to our shares that are attributable to: (1) dividends received by us from non-REIT corporations or other TRSs; (2) income from the prior year with respect to which we were required to pay federal corporate income tax during the prior year (if, for example, we did not distribute 100% of our REIT taxable income for the prior year); or (3) the amount of any earnings and profits that were distributed by us and accumulated in a non-REIT year.

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

We will be treated as having sufficient earnings and profits to treat as a dividend any distribution up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed under “— General” and “— Qualification as a REIT — Annual Distribution Requirements” above. As a result, you may be required to treat as taxable dividends certain distributions that would otherwise result in a tax-free return of capital. Moreover, any “deficiency dividend” will be treated as a dividend (an ordinary dividend or a capital gain dividend, as the case may be), regardless of our earnings and profits. Any other distributions in excess of current or accumulated earnings and profits will not be taxable to you to the extent these distributions do not exceed the adjusted tax basis of your shares of our stock. You will be required to reduce the tax basis of your shares of our stock by the amount of these distributions until the basis has been reduced to zero, after which these distributions will be taxable as capital gain, if the shares of our stock are held as capital assets. The tax basis as so reduced will be used in computing the capital gain or loss, if any, realized upon sale of the shares of our stock. Capital losses recognized by a stockholder upon the disposition of a share of our common stock held for more than one year will be considered long-term capital losses, and are generally available only to offset capital gain income of the stockholder but not ordinary income (except in the case of individuals, trusts and estates, who may offset up to $3,000 of ordinary income each year). Any loss upon a sale or exchange of shares of our stock which were held for six months or less (after application of certain holding period rules) will generally be treated as a long-term capital loss to the extent you previously received capital gain distributions with respect to these shares of our stock.

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

Gain from the sale or exchange of our shares held for more than one year is taxed at a maximum long-term capital gain rate pursuant to IRS guidance, we may classify portions of our capital gain dividends as gains eligible for the long-term capital gains rate or as gain taxable to individual stockholders.

An additional tax of 3.8% generally will be imposed on the “net investment income” of U.S. stockholders who meet certain requirements and are individuals, estates or certain trusts for taxable years beginning after December 31, 2012. Among other items, “net investment income” generally includes gross income from dividends and net gain attributable to the disposition of certain property, such as shares of our stock. In the case of individuals, this tax will only apply to the extent such individual’s modified adjusted gross income exceeds $200,000 ($250,000 for married couples filing a joint return and surviving spouses, and $125,000 for married individuals filing a separate return). U.S. stockholders should consult their tax advisors regarding the possible applicability of this additional tax in their particular circumstances.

Treatment of Tax-Exempt U.S. Stockholders. Tax-exempt entities, including qualified employee pension and profit sharing trusts and individual retirement accounts (“Exempt Organizations”), generally are exempt from federal income taxation. These entities are, however, subject to taxation on their unrelated business taxable income (“UBTI”). The IRS has issued a published revenue ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on this ruling, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of the shares of our stock with debt, a portion of its income from us will constitute UBTI pursuant to the “debt financed property” rules. Likewise, a portion of the Exempt Organization’s income from us would constitute UBTI if we held a residual interest in a real estate mortgage investment conduit.

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

Backup Withholding. Under certain circumstances, you may be subject to backup withholding at applicable rates on payments made with respect to, or cash proceeds of a sale or exchange of, shares of our stock. Backup withholding will apply only if you: (1) fail to provide a correct taxpayer identification number, which if you are an individual, is ordinarily your social security number; (2) furnish an incorrect taxpayer identification number; (3) are notified by the IRS that you have failed to properly report payments of interest or dividends; or (4) fail to certify, under penalties of perjury, that you have furnished a correct taxpayer identification number and that the IRS has not notified you that you are subject to backup withholding.

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

In general, you will be subject to United States federal income tax on a graduated rate basis rather than withholding with respect to your investment in our stock if such investment is “effectively connected” with your conduct of a trade or business in the United States. A corporate foreign stockholder that receives income that is, or is treated as, effectively connected with a United States trade or business may also be subject to the branch profits tax, which is payable in addition to regular United States corporate income tax. The following discussion will apply to foreign stockholders whose investment in us is not effectively connected. We expect to withhold United States income tax, as described below, on the gross amount of any distributions paid to you unless (1) you file an IRS Form W-8ECI with us claiming that the distribution is “effectively connected” or (2) certain other exceptions apply.

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

Withholding tax at a rate of 30% will be imposed on certain payments to you or certain foreign financial institutions (including investment funds) and other non-U.S. persons receiving payments on your behalf, including distributions in respect of shares of our stock and gross proceeds from the sale of shares of our stock, if you or such institutions fail to comply with certain due diligence, disclosure and reporting rules, as set forth in recently issued Treasury regulations. Accordingly, the entity through which shares of our stock are held will affect the determination of whether such withholding is required. Withholding will apply to payments of dividends made after June 30, 2014, and to payments of gross proceeds from a sale of shares of our stock made after December 31, 2016. Stockholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit of such exemption or reduction. Additional requirements and conditions may be imposed pursuant to an intergovernmental agreement, if and when entered into, between the United States and such institution’s home jurisdiction. We will not pay any additional amounts to any stockholders in respect of any amounts withheld. You are encouraged to consult with your tax advisors regarding U.S. withholding taxes and the application of the recently issued Treasury regulations in light of your particular circumstances.

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

Recent legislation generally will impose U.S. withholding tax at a 30% rate on payments of interest (including original issue discount) and proceeds of sale in respect of debt instruments to certain non-U.S. holders if certain additional disclosure requirements related to U.S. ownership of such non-U.S. holders or U.S. accounts maintained by such non-U.S. holders are not satisfied. However, the withholding tax will not be imposed on payments pursuant to debt or other obligations outstanding as of March 18, 2012. If payment of withholding taxes is required, non-U.S. holders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect to such distributions and proceeds of a sale of such shares will be entitled to seek a refund from the IRS to obtain the benefit of such exemption or reduction. We will not pay any additional amounts to non-U.S. holders in respect of any amounts withheld. These new withholding rules are generally effective for payments of interest made after June 30, 2014.

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

Real Estate and Other Investment Risks

Certain of our tenants may be unable to make rental payments to us in accordance with their lease agreement.

Some of our tenants have not fully recovered from the recent economic downturn and have experienced difficulties or have been unable to obtain working capital lines of credit or renew their existing lines of credit. As a result, we restructured the leases for certain tenants such that the rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenants’ seasonally busy period. In other cases, we restructured the lease terms to allow for rent deferrals or reductions for a period of time to provide temporary relief that then become payable in later periods of the lease term. In addition, we have refunded security deposits which must be replaced up to specified amounts and have provided lease allowances. The rent deferrals granted, the security deposits refunded and lease allowances paid reduced our cash flows from operating activities. Other restructures, such as the reductions in lease rates and the future amortization of lease allowances against rental income have reduced, and will continue to reduce, our net operating results and cash flows in current and future periods. Any significant reduction in our cash flow may cause us not to have sources of cash available to us in an amount sufficient to enable us to pay amounts due on our indebtedness.

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

We periodically evaluate the recoverability of the carrying value of our real estate assets for impairment indicators. Factors considered in evaluating impairment of our existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions. Generally, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period and the anticipated proceeds from a future sale are in excess of the asset’s net book value at the balance sheet date. Investments in unconsolidated entities are not considered impaired if the estimated fair value of the investment exceeds the carrying value of the investment. Management makes assumptions and estimates when considering impairments and actual results could vary materially from these assumptions and estimates.

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

The performance of the senior housing sector is linked to the performance of the general economy and, specifically, the housing market in the United States. It is also sensitive to personal wealth and available fixed income of seniors and their adult children. Declines in home values, consumer confidence and net worth due to adverse general economic conditions may reduce demand for senior housing properties. Our tenants and operators in our senior housing facilities may experience relatively flat or declining occupancy levels in the near-term due to falling home prices, declining incomes, stagnant home sales and other economic factors. Seniors may choose to postpone their plans to move into senior housing facilities rather than sell their homes at a loss or for a profit below their expectations. Moreover, tightened lending standards have made it more difficult for potential buyers to obtain mortgage financing, all of which have contributed to the declining home sales. Any future rise in interest rates may compound or prolong this problem. In addition, the senior housing segment may continue to experience a decline in occupancy associated with private pay residents choosing to move out of the facilities to be cared for at home by relatives due to difficulties selling their existing homes. A material decline in occupancy levels and revenues may make it more difficult for them to meet scheduled rent payments to us, which could adversely affect our financial condition.

Events which adversely affect the ability of seniors to afford our daily resident fees could cause the occupancy rates, resident fee revenues and results of operations of our senior housing facilities to decline.

Costs to seniors associated with certain types of the senior housing properties generally are not reimbursable under government reimbursement programs such as Medicaid and Medicare. Substantially all of the resident fee revenues generated by our facilities will be derived from private payment sources consisting of income or assets of residents or their family members. Only seniors with income or assets meeting or exceeding certain standards can typically afford to pay our daily resident and service fees and, in some cases, entrance fees. Economic downturns such as the one experienced in the United States beginning in 2008, reductions or declining growth of government entitlement programs, such as social security benefits, or stock market volatility could adversely affect the ability of seniors to afford the fees for our senior housing facilities. If our tenants or managers are unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations for these facilities could decline, which, in turn, could have a material adverse effect on our business and our ability to pay amounts due on our indebtedness.

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

Some tenants of senior housing properties are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

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

We will have no economic interest in the land beneath ground lease properties we have and may acquire in the future.

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

We may not control our joint ventures.

Our independent directors must approve all joint venture or general partnership arrangements. Subject to that approval, we may enter into a joint venture with an unaffiliated party to purchase a property or to make loans or other permitted investments, and the joint venture or general partnership agreement relating to that joint venture or partnership may provide that we will share with the unaffiliated party management control of the joint venture. For instance, with respect to the commercial retail property we own with Intrawest Corporation at five ski resorts and the Dallas Market Center, our venture partners share approval rights on many major decisions. Those venture partners may have differing interests from ours and the power to direct the joint venture or partnership on certain matters in a manner with which we do not agree. In the event the joint venture or general partnership agreement provides that we will have sole management control of the joint venture, the agreement may be ineffective as to a third party who has no notice of the agreement, and we may therefore be unable to control fully the activities of the joint venture. Should we enter into a joint venture with another program sponsored by an affiliate, we do not anticipate that we will have sole management control of the joint venture. In addition, when we invest in properties, loans or other permitted investments indirectly through the acquisition of interests in entities that own such properties, loans or other permitted investments, we may not be able to control the management of such assets.

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

The prolonged slow growth in the U.S. economy has negatively affected state budgets, which may put pressure on those states who have not accepted additional funds for the expansion of Medicare to decrease reimbursement rates with the goal of decreasing state expenditures under state Medicaid programs. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to prolonged unemployment, declines in family incomes and eligibility expansions authorized by the recently enacted healthcare reform law. These potential reductions could be compounded by the potential for federal cost-cutting efforts that could lead to reductions in reimbursement rates under the federal Medicare program, state Medicaid programs and other healthcare-related programs. Potential reductions in reimbursements under these programs could negatively impact the ability of our operators and their ability to meet their obligations to us.

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

Financing Related Risks

Anticipated borrowing creates risks.

We have borrowed and will continue to borrow money to acquire assets, to preserve our status as a REIT, or for other corporate purposes. We generally mortgage or put a lien on one or more of our assets in connection with any borrowing. We intend to maintain one or more revolving lines of credit of up to $160 million to provide financing for the acquisition of assets, although our Board of Directors could determine to borrow a greater amount. We may repay the line of credit using proceeds from the sale of assets, working capital or long-term financing. We also have obtained, and intend to continue to obtain, long-term financing. We may not borrow more than 300% of the value of our net assets without the approval of a majority of our independent directors and the borrowing must be disclosed and explained to our stockholders in our first quarterly report after such approval. Borrowing may be risky if the cash flow from our properties and other permitted investments is insufficient to meet our debt obligations. In addition, our lenders may seek to impose restrictions on future borrowings, distributions to stockholders and operating policies, including with respect to capital expenditures and asset dispositions. If we mortgage assets or pledge equity as collateral and we cannot meet our debt obligations, then the lender could take the collateral, and we would lose the asset or equity and the income we were deriving from the asset.

Existing debt agreements and future debt agreements contain and may contain restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders and from making other types of payments and investments.

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

The global and U.S. economy have shown some signs of improvement in recent years. However, unemployment remains high and concerns continue to exist about the strength of the recovery. If mortgage debt is limited or if we are unable to obtain favorable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, our ability to acquire properties may be limited and we risk being unable to refinance our existing debt upon maturity.

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

We may not be able to continue to borrow on our revolving line of credit.

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

Our organizational documents permit us to make distributions from any source, including cash flows from operating activities, proceeds from the sale of assets, borrowings from affiliates and other persons in anticipation of future net operating cash flow, which may be unsecured or secured by our assets, and proceeds of equity offerings. For the year ended December 31, 2013, 100.0% of distributions were funded from cash flows from operating activities. For the years ended December 31, 2012 and 2011, 46.3% and 55.9%, respectively, of distributions were funded from borrowings. In the future we may continue to borrow money to make cash distributions or fund distributions from other sources as we consider necessary or advisable to meet our distribution requirements.

Our distributions have exceeded our earnings and profits in the past and will likely do so in the future. To the extent that the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits for the same period, the excess amount will be deemed a return of capital for federal income tax purposes, rather than a return on capital. Furthermore, in the event that we are unable to fund future distributions from our cash flows from operating activities, the value of your shares upon the possible Listing of our stock, the sale of our assets or any other exit event may be negatively affected.

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

Our continued success will depend to a significant extent on the efforts and abilities of the senior management team of our Advisor. These individuals are important to our business and strategy and to the extent that any of them departs and is not replaced with a qualified substitute, such person’s departure could harm our operations and financial condition.

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

Effective March 6, 2014, as a result of the approval of the Company’s NAV as of December 31, 2013, the purchase price per share under our distribution reinvestment plan is $6.85 based on the estimated fair value per share as determined by the Board of Directors as of December 31, 2013. We cannot assure you that we will continue to allow investors to purchase shares under the distribution reinvestment plan at the current price or offer the distribution reinvestment plan at all.

Although we have adopted an amended redemption plan, we have discretion not to redeem your shares, to suspend the plan and to cease redemptions.

Effective August 9, 2012 the Board of Directors approved an amended redemption plan which includes restrictions that limit a stockholders’ ability to have their shares redeemed and changes the basis of the redemption price to the Company’s value per share as determined by the Board of Directors applicable on the date of the redemption request. Except for redemption sought upon death, qualifying disability, bankruptcy or unforeseeable emergency of a stockholder, our stockholders must hold their shares for at least one year before presenting for our consideration all or any portion equal to at least 25% of such shares to us for redemption at varying percentages of the fair value per share on the date of redemption. We limit the number of shares redeemed pursuant to the redemption plan as follows: (i) at no time during any 12-month period, may we redeem more than 5% of the weighted-average shares of our common stock at the beginning of such 12-month period and (ii) during each quarter, redemptions will be limited to an amount determined by our Board Of Directors. There is currently a back-log of redemption requests. The redemption plan has many limitations and you should not rely upon it as a method of selling shares promptly at a desired price.

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

If our board of directors should elect to effect an exit event by listing our common stock on a national securities exchange, a reduction in the distribution rate could occur with or in advance of such a listing, as the public market for listed REITs appears to reward those that have a more conservative distribution policy.

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

Risks Related to Our Valuation

Valuations and appraisals of our properties and real estate-related assets are estimates of value and may not necessarily correspond to realizable value.

In March 2014, we announced our revised estimated NAV per share of $6.85 as of December 31, 2013. In determining the NAV, the board of directors considered various analyses and information including appraisals by CBRE Capital Advisors, an independent valuation advisor.

The valuation methodologies used to value our assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent, property operating income and expenses based on appropriate analysis. Further, the valuations that we obtain on our properties may be based on the value of the properties when the properties are leased, and if the leases on the properties terminate, the value of the properties may fall significantly below the appraised value. As a result, valuations and appraisals of our properties and real estate-related assets are only estimates of value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control. Further, valuations do not necessarily represent the price at which an asset would sell. Therefore, the valuations of our properties and our investments in real estate-related assets may not correspond to the realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to redeem shares of our common stock to the extent such valuations prove to not accurately reflect the true estimate of value. There will be no retroactive change to fees paid or payable to the advisor and the managing dealer. Prior to the announcement of our estimated NAV in August 2012, the price you paid for our common stock in our equity offerings was based on a number of factors, including what we believed investors would pay for our shares, estimated fees to be paid to third parties and to our Advisor and its affiliates, the expenses of our public offering, and the funds we believed should be available for us to invest in properties, loans and other permitted investments. You may have paid more than realizable value or receive less than realizable value for your investment.

Our value per share is not subject to GAAP, will not be independently audited and will involve subjective judgments by parties involved in valuing our assets and liabilities.

Our methodology and our value per share are not subject to GAAP and will not be subject to independent audit. Our value per share may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Our estimated net asset value per share is based, in part, on estimates of the values of our properties, consisting principally of illiquid real estate and other assets, and liabilities as of December 31, 2013. The valuation methodologies used by the independent investment banking firm retained by our board of directors to estimate the value of our properties and the estimated net asset value of our shares as of December 31, 2013, involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct.

The estimated fair value per share is not intended to be related to any analysis of individual asset values performed for financial statement purposes nor to the values at which individual assets may be carried on financial statements under GAAP. Accordingly, you will be relying entirely on our board of directors to adopt an appropriate valuation methodology and approve an appropriate estimated fair value per share, which may not correspond to realizable value upon a sale of our assets.

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

Our estimated net asset value per share may not be indicative of the price at which our shares would trade if they were actively traded.

Our board of directors determined our estimated per share value of our shares utilizing a valuation report from an independent investment banking firm as valuation expert. Although we used guidelines recommended by the Investment Program Association for valuing issued or outstanding shares of non-traded real estate investment trusts such as us, our estimated net asset value per share may not be indicative of either the price at which our shares would trade if they were listed on a national exchange or actively traded by brokers or of the proceeds that a stockholder would receive if we were liquidated or dissolved and the proceeds were distributed to our stockholders.

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

Although our advisory agreement was amended in March 2014 to reduce asset management fees and eliminate acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, we continue to pay our advisor and its affiliates substantial fees. These fees could influence their advice to us, as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates; and

•	borrowings to acquire assets, which increase the asset management fees payable to our advisor.

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

As of December 31, 2013, through various limited partnerships and limited liability companies, we had invested in 144 real estate investment properties. The following tables set forth details about our property holdings by asset class beginning with wholly-owned properties followed by properties owned through joint venture arrangements (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2013	Initial Purchase Price	Date Acquired

Ski and Mountain Lifestyle
The Omni Mount Washington Resort and Bretton Woods Ski Area— Bretton Woods, New Hampshire	284-room hotel, 434 skiable acres, nine chairlifts, one golf facility, resort amenities and development land	$24,811	$55,500	(3)

Brighton Ski Resort—(1) Brighton, Utah	1,050 skiable acres, seven lifts; permit and fee interests	$13,504	$35,000	1/8/07

Crested Butte Mountain Resort— Mt. Crested Butte, Colorado	1,167 skiable acres, 16 chairlifts; permit and leasehold interests	$12,059	$41,000	12/5/08

Cypress Mountain—(4) West Vancouver, BC, Canada	600 skiable acres, nine lifts; permit and interests	$16,603	$27,500	5/30/06

Gatlinburg Sky Lift—(1) Gatlinburg, Tennessee	Scenic chairlift; leasehold interest	$—	$19,940	12/22/05

Jiminy Peak Mountain Resort— Hancock, Massachusetts	167 skiable acres, nine lifts; fee interest	$8,746	$27,000	1/27/09

Loon Mountain Resort—(1) Lincoln, New Hampshire	370 skiable acres, 12 lifts; leasehold, permit and fee interests	$11,056	$15,539	1/19/07

Mount Sunapee Mountain Resort— Newbury, New Hampshire	233 skiable acres, 11 lifts leasehold interest	$5,595	$19,000	12/5/08

Mountain High Resort— Wrightwood, California	290 skiable acres, 59 trails, 14 lifts; permit interest	$15,450	$45,000	6/29/07

Northstar-at-Tahoe Resort—(1) Truckee, California	3,170 skiable acres, 20 lifts; permit and fee interests	$35,931	$80,097	1/19/07

Okemo Mountain Resort— Ludlow, Vermont	655 skiable acres, 19 lifts; leasehold interest	$16,946	$72,000	12/5/08

Sierra-at-Tahoe Resort—(1) Twin Bridgets, California	2,000 skiable acres, 14 lifts; permit and fee interest	$16,505	$39,898	1/19/07

Sugarloaf Mountain Resort— Carrabassett Valley, Maine	1,230 skiable acres, 14 lifts; fee and leasehold interest	$—	$26,000	8/7/07

Summit-at-Snoqualmie Resort—(1) Snoqualmie Pass, Washington	1,981 skiable acres, 24 lifts; permit and fee interest	$11,056	$34,466	1/19/07

Stevens Pass— Skykomish, Washington	1,125 skiable acres, 10 chairlifts; fee interest and special use permit	$12,664	$20,475	11/17/11

Sunday River Resort— Newry, Maine	820 skiable acres, 15 lifts; leasehold, permit and fee interest	$—	$50,500	8/7/07

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2013	Initial Purchase Price	Date Acquired

Ski and Mountain Lifestyle (continued)
The Village at Northstar—(1) Lake Tahoe, California	79,898 leasable square feet	$—	$36,100	11/15/07

		$200,926	$645,015

Golf (5)
Ancala Country Club—(1) Scottsdale, Arizona	18-hole private course	$4,868	$14,107	11/30/07

Arrowhead Country Club—(1) Glendale, Arizona	18-hole private course	$6,022	$17,357	11/30/07

Arrowhead Golf Club—(1) Littleton, Colorado	18-hole public course	$6,799	$15,783	11/30/07

Bear Creek Golf Club—(1) Dallas, Texas	36-hole public course; leasehold interest	$—	$11,100	9/8/06

Canyon Springs Golf Club—(1) San Antonio, Texas	18-hole public course	$—	$13,010	11/16/06

Clear Creek Golf Club—(1) Houston, Texas	18-hole public course; concession interest	$—	$1,888	1/11/07

Continental Golf Course—(1) Scottsdale, Arizona	18-hole public course	$2,562	$6,419	11/30/07

Cowboys Golf Club—(1) Grapevine, Texas	18-hole public course; leasehold interest	$—	$25,000	12/26/06

David L. Baker Golf Course— Fountain Valley, California	18-hole public course; concession interest	$—	$9,492	4/17/08

Deer Creek Golf Club—(1) Overland Park, Kansas	18-hole public course	$3,203	$8,934	11/30/07

Eagle Brook Country Club—(1) Geneva, Illinois	18-hole private course	$6,007	$16,253	11/30/07

Forest Park Golf Course— St. Louis, Missouri	27-hole public course; leasehold interest	$—	$13,372	12/19/07

Fox Meadow Country Club—(1) Medina, Ohio	18-hole private course	$—	$9,400	12/22/06

Golf Club at Fossil Creek—(1) Fort Worth, Texas	18-hole public course	$—	$7,686	11/16/06

Hunt Valley Golf Club—(1) Phoenix, Maryland	27-hole public course	$9,152	$23,430	11/30/07

Kokopelli Golf Club—(1) Gilbert, Arizona	18-hole public course	$3,715	$9,416	11/30/07

Lake Park Golf Club—(1) Lewisville, Texas	27-hole public course; concession interest	$—	$5,632	11/16/06

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2013	Initial Purchase Price	Date Acquired

Golf (Continued)
LakeRidge Country Club—(1) Lubbock, Texas	18-hole private course	$—	$7,900	12/22/06

Las Vegas Golf Club—(1) Las Vegas, Nevada	18-hole public course	$—	$10,951	4/17/08

Legend at Arrowhead Golf Resort—(1) Glendale, Arizona	18-hole public course	$4,036	$10,438	11/30/07

London Bridge Golf Club—(1) Lake Havasu, Arizona	36-hole public course	$4,484	$11,805	11/30/07

Majestic Oaks Golf Club—(1) Ham Lake, Minnesota	45-hole public course	$4,707	$13,217	11/30/07

Mansfield National Golf Club—(1) Mansfield, Texas	18-hole public course; leasehold interest	$—	$7,147	11/16/06

Meadowbrook Golf and Country Club—(1) Tulsa, Oklahoma	18-hole private course	$4,446	$11,530	11/30/07

Meadowlark Golf Course—(1) Huntington Beach, California	18-hole public course; leasehold interest	$—	$16,945	4/17/08

Mesa del Sol Golf Club—(1) Yuma, Arizona	18-hole public course	$—	$6,850	12/22/06

Micke Grove Golf Course— Lodi, California	18-hole public course; leasehold interest	$—	$6,550	12/19/07

Montgomery Country Club—(1) Laytonsville, Maryland	18-hole private course	$—	$6,300	9/11/08

Painted Desert Golf Club—(1) Las Vegas, Nevada	18-hole public course	$3,530	$9,468	11/30/07

Palmetto Hall Plantation Club—(1) Hilton Head, South Carolina	36-hole public course	$—	$7,600	4/27/06

Plantation Golf Club—(1) Frisco, Texas	18-hole public course	$—	$4,424	11/16/06

Raven Golf Club at South Mountain—(1) Phoenix, Arizona	18-hole public course	$—	$12,750	6/9/06

Ruffled Feathers Golf Club—(1) Lemont, Illinois	18-hole public course	$5,419	$13,883	11/30/07

Shandin Hills Golf Club— San Bernardino, California	18-hole public course; leasehold interest	$—	$5,249	3/7/08

Signature Golf Course—(1) Solon, Ohio	18-hole private course	$—	$17,100	12/22/06

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2013	Initial Purchase Price	Date Acquired

Golf (Continued)
Stonecreek Golf Club—(1) Phoenix, Arizona	18-hole public course	$5,637	$14,095	11/30/07

Superstition Springs Golf Club—(1) Mesa, Arizona	18-hole public course	$4,100	$11,042	11/30/07

Tallgrass Country Club—(1) Wichita, Kansas	18-hole private course	$1,831	$5,405	11/30/07

Tamarack Golf Club—(1) Naperville, Illinois	18-hole public course	$2,938	$7,747	11/30/07

Tatum Ranch Golf Club—(1) Cave Creek, Arizona	18-hole private course	$1,537	$6,379	11/30/07

The Golf Club at Cinco Ranch—(1) Katy, Texas	18-hole public course	$—	$7,337	11/16/06

The Links at Challedon—(1) Mount Airy, Maryland	18-hole public course	$—	$3,650	9/11/08

Broad Bay Country Club—(1) Virginia Beach, Virginia	18-hole private course	$5,281	$9,229	3/26/08

Kiskiack Golf Club—(1) Williamsburg, Virginia	18-hole public course	$—	$6,987	3/26/08

The Crossings Golf Club—(1) Glen Allen, Virginia	18-hole public course	$—	$10,084	3/26/08

Valencia Country Club—(1) Santa Clarita, California	18-hole private course	$—	$39,533	10/16/06

Weston Hills Country Club—(1) Weston, Florida	36-hole private course	$—	$35,000	10/16/06

Weymouth Country Club—(1) Medina, Ohio	18-hole private course	$—	$10,500	12/22/06

		$90,274	$555,374

Senior Housing
Amber Ridge Assisted Living— Moline, Illinois	31 residential units	$2,400	$3,600	6/29/12

Amber Ridge Memory Care— Moline, Illinois	41 residential units	$4,800	$6,900	6/29/12

Bozeman Lodge— Bozeman, Montana	131 residential units	$21,754	$31,000	8/9/13

Chateau Vestavia— Vestavia Hills, Alabama	163 residential units	$12,982	$18,500	12/20/13

Culpepper Place at Branson Meadows— Branson, Missouri	65 residential units	$4,897	$9,850	8/31/11

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2013	Initial Purchase Price	Date Acquired

Senior Housing (Continued)
Culpepper Place of Springfield -Chesterfield Village— Springfield, Missouri	80 residential units	$6,942	$12,200	8/31/11

Culpepper Place of Fayetteville— Fayetteville, Arkansas	67 residential units	$8,814	$14,000	11/30/12

Culpepper Place of Jonesboro— Jonesboro, Arkansas	61 residential units	$4,564	$7,950	8/31/11

Culpepper Place of Nevada, MO— Nevada, Missouri	31 residential units	$—	$425	8/31/11

Culpepper of Springdale— Springdale, Arkansas	59 residential units	$4,612	$8,850	8/31/11

Culpepper Place of Springfield -East— Springfield, Missouri	61 residential units	$3,994	$7,725	8/31/11

Dogwood Forest of Alpharetta— Alpharetta, Georgia	76 residential units	$10,171	$15,300	4/30/12

Dogwood Forest of Cumming— Cumming, Georgia	48 residential units	$5,100	$7,500	12/14/12

Dogwood Forest of Eagles Landing— Stockbridge, Georgia	61 residential units	$10,242	$12,800	4/30/12

Dogwood Forest of Fayetteville— Fayetteville, Georgia	62 residential units	$9,337	$12,900	4/30/12

Dogwood Forest of Gainesville— Gainesville, Georgia	148 residential units	$16,749	$38,800	4/30/12

The Grand Victorian of Pekin— Pekin, Illinois	61 residential units	$5,430	$9,930	12/29/11

Good Neighbor Care of Sterling— Sterling, Illinois	61 residential units	$5,250	$9,700	12/29/11

The Grand Victorian of Washington— Washington, Illinois	61 residential units	$6,116	$11,120	12/29/11

MorningStar at Dayton Place— Aurora, Colarado	239 residential units	$—	$29,908	12/13/13

Pacifica Senior Living Peoria— Peoria, Arizona	84 residential units	$9,298	$13,250	12/20/13

Pacifica Senior Living Portland— Portland, Oregon	99 residential units	$19,123	$27,250	12/20/13

Pacifica Senior Living Santa Clarita— Newhall, California	88 residential units	$13,509	$19,250	12/20/13

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2013	Initial Purchase Price	Date Acquired

Senior Housing (Continued)
Sun City Senior Living— Sun City Center. Florida	113 residential units	$14,210	$20,250	12/20/13

Pioneer Village— Jacksonville, Oregon	99 residential units	$10,421	$14,850	7/31/13

Provision Living at Godfrey— Godfrey, Illinois	77 residential units	$7,800	$11,000	5/7/12

The Stratford— Carmel, Indiana	213 residential units	$—	$22,000	6/28/13

Town Center Village— Portland, Oregon	338 residential units	$25,389	$40,967	8/31/11

The Lodge Assisted Living and Memory Care Community— Carson City, Nevada	82 residential units	$9,900	$15,500	6/29/12

		$253,804	$453,275

Attractions (5)
Adventure Landing—(1)(2) Pineville, North Carolina	Miniature golf course, batting cages, bumper boats and go-karts	$—	$7,378	10/6/06

Camelot Park—(1)(2) Bakersfield, California	Miniature golf course, go-karts, batting cages and arcade; fee and leasehold interest	$—	$948	10/6/06

Coco Key Water Resort— Orlando, Florida	399-room waterpark hotel	$—	$18,527	5/28/08

Darien Lake— Buffalo, New York	978-acre theme park and waterpark	$—	$109,000	4/6/07

Elitch Gardens—(1) Denver, Colorado	62-acre theme park and waterpark	$43,731	$109,000	4/6/07

Frontier City— Oklahoma City, Oklahoma	113-acre theme park	$—	$17,750	4/6/07

Funtasticks Fun Center—(1) Tucson, Arizona	Miniature golf course, go-karts, batting cages, bumper boats and kiddie land with rides	$—	$6,424	10/6/06

Great Wolf Lodge—Sandusky— Sandusky, Ohio	271-room waterpark resort	$26,335	$43,400	8/6/09

Great Wolf Lodge—Wisconsin Dells— Wisconsin Dells, Wisconsin	309-room waterpark resort	$21,755	$46,900	8/6/09

Hawaiian Falls-Garland—(1) Garland, Texas	11-acre waterpark; leasehold interest	$—	$6,318	4/21/06

Hawaiian Falls-The Colony(1)— The Colony, Texas	12-acre waterpark; leasehold interest	$—	$5,807	4/21/06

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2013	Initial Purchase Price	Date Acquired

Attractions (Continued)(5)
Magic Springs and Crystal Falls Water and Theme Park—(1) Hot Springs, Arkansas	70-acre theme park and waterpark	$10,219	$20,000	4/16/07

Mountasia Family Fun Center—(1) (2) North Richland Hills, Texas	Two miniature golf courses, go-karts, bumper boats, batting cages, paintball fields and arcade	$—	$1,776	10/6/06

Pacific Park—(1) Santa Monica, California	2-acre theme park ; leasehold interest	$19,301	$34,000	12/29/10

Rapids Waterpark— Riviera Beach, Florida	30-acre waterpark	$21,000	$51,850	6/29/12

Wet ‘n’ Wild Palm Springs— Palm Springs, California	21-acre waterpark	$—	$15,601	8/12/13

Wet ‘n’ Wild Splashtown— Houston, Texas	53-acre waterpark	$—	$13,700	4/6/07

Waterworld— Concord, California	23-acre waterpark; leasehold interest	$—	$10,800	4/6/07

Wet ’n’ Wild Hawaii—(1) Kapolei, Hawaii	29-acre waterpark; leasehold interest	$—	$25,800	5/6/09

Wet’n’ Wild Phoenix— Glendale, Arizona	35-acre waterpark	$—	$33,000	11/26/13

White Water Bay— Oklahoma City, Oklahoma	21-acre waterpark	$—	$20,000	4/6/07

Wild Waves Theme Park—(1) Seattle, Washington	67-acre theme park and waterpark; leasehold interest	$—	$31,750	4/6/07

Zuma Fun Center—(1) South Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	$—	$4,883	10/6/06

		$142,341	$634,612

Marinas(5)
Anacapa Isle Marina— Oxnard, California	438 wet slips; leasehold interest	$2,410	$9,829	3/12/10

Ballena Isle Marina— Alameda, California	504 wet slips; leasehold interest	$—	$8,179	3/12/10

Beaver Creek Resort & Marina—(1) Monticello, Kentucky	275 wet slips; leasehold interest	$—	$10,525	12/22/06

Brady Mountain Resort & Marina—(1) Royal (Hot Springs), Arkansas	585 wet slips, 55 dry storage units; leasehold interest	$—	$14,140	4/10/08

Bohemia Vista Marina— Chesapeake City, Maryland	239 wet slips; fee interest	$—	$4,970	5/20/10

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2013	Initial Purchase Price	Date Acquired

Marinas (Continued)(5)
Burnside Marina—(1) Somerset, Kentucky	400 wet slips; leasehold interest	$—	$7,130	12/22/06

Cabrillo Isle Marina— San Diego, California	463 slips; leasehold interest	$5,755	$20,575	3/12/10

Crystal Point Yacht Club— Point Pleasant, New Jersey	200 wet slips	$—	$5,600	6/8/07

Eagle Cove Marina—(1) Byrdstown, Tennessee	106 wet slips; leasehold and fee interest	$—	$5,300	8/1/07

Great Lakes Marina— Muskegon, Michigan	350 wet slips; 150 dry storage units	$—	$10,088	8/20/07

Hack’s Point Marina— Earleville, Maryland	239 wet slips; fee interest	$—	$2,030	5/20/10

Holly Creek Marina—(1) Celina, Tennessee	250 wet slips; leasehold and fee interest	$—	$6,790	8/1/07

Lakefront Marina—(1) Port Clinton, Ohio	470 wet slips; leasehold and fee interest	$—	$5,600	12/22/06

Manasquan River Club— Brick Township, New Jersey	199 wet slips	$—	$8,900	6/8/07

Pier 121 Marina —(1) Lewisville, Texas	1,007 wet slips, 250 dry storage units; leasehold interest	$—	$37,190	12/22/06

Sandusky Harbor Marina—(1) Sandusky, Ohio	660 wet slips; leasehold and fee interests	$—	$8,953	12/22/06

Ventura Isle Marina— Ventura, California	579 slips; leasehold interest	$3,640	$16,417	3/12/10

		$11,805	$182,216

Additional Lifestyle Properties(2)(5)

Multi-family Residential
Mizner Court at Broken Sound— Boca Raton, Florida	450-unit apartment complex	$61,042	$104,413	12/31/07

		$61,042	$104,413

Other
Granby Unimproved Land— Granby, Colorado	1,553 acres with infrastructure water, sewer, golf course in various stages of completion and improvements such as roads, water, sewer, golf course in various stages of completion	$—	$51,255	10/29/09

		$—	$51,255

		$760,192	$2,626,160

FOOTNOTES:

(1)	We issued $400 million senior notes which are guaranteed by the subsidiaries that own the respective properties.
(2)	These properties are classified as assets held for sale as of December 31, 2013 and are expected to be sold during 2014.
(3)	The initial purchase price includes the original purchase of $45.0 million, acquired July 23, 2006. In 2011, we purchased the golf facility, resort amenities and development land at this property for an additional $10.5 million.
(4)	Converted from Canadian dollars to U.S. dollars at the exchange rate in place as of the end of the year.
(5)	In 2013, we recorded impairment provisions of approximately $269.5 million on several golf, marinas, attractions, and additional lifestyle properties. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impairments” for additional information.

As of December 31, 2012, we held ownership in five ventures, the DMC Partnership, the Intrawest Venture, the CNLSun I Venture, the CNLSun II Venture and the CNLSun III Venture. In July 2013, we completed the sale of our interest in 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III ventures as a result of Sunrise Living Investments, Inc. (“Sunrise”), our venture partner, exercising its purchase option in the aforementioned ventures. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for additional information. As of December 31, 2013, we own interests in eight properties held through two unconsolidated entities with the following ownership percentage (i) Intrawest Venture at 80.0% and (ii) DMC Partnership at 82.0%. These unconsolidated entities are in the business of owning and leasing real estate. The following tables set forth details about our property holdings by asset class owned through our joint-venture agreements (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2013	Initial Purchase Price	Date Acquired

Destination Retail — Intrawest Venture
Village at Blue Mountain— (1)(2) Collingwood, ON, Canada	39,723 leasable square feet	$11,668	$10,781	12/3/04

Village at Copper Mountain—(2) Copper Mountain, Colorado	97,928 leasable square feet	$9,881	$23,300	12/16/04

Village at Mammoth Mountain—(2) Mammoth Lakes, California	57,924 leasable square feet	$11,127	$22,300	12/16/04

Village of Snowshoe Mountain—(2) Snowshoe, West Virginia	39,846 leasable square feet	$4,378	$8,400	12/16/04

Village of Baytowne Wharf—(2) Destin, Florida	56,104 leasable square feet	$8,998	$17,100	12/16/04

Village at Stratton—(2) Stratton, Vermont	47,837 leasable square feet	$2,571	$9,500	12/16/04

Whistler Creekside—(1)(2) Vancouver, BC, Canada	70,802 leasable square feet	$21,669	$19,500	12/3/04

		$70,292	$110,881

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2013	Initial Purchase Price	Date Acquired

Merchandise Marts — DMC Partnership
Dallas Market Center— International Floral and Gift Center— Dallas, Texas	4.8 million leasable square feet; leasehold and fee interests	$131,860	$260,659	2/14/05

		$131,860	$260,659

		$202,152	$371,540

FOOTNOTES:

(1)	Converted from Canadian dollars to U.S. dollars at the exchange rate in place as of the end of the year.
(2)	These properties are classified as assets held for sale by the joint venture and are expected to be sold in 2014.

Item 3.	LEGAL PROCEEDINGS

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While resolution of these matters cannot be predicted with certainty, we believe, based upon currently available information that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

A purported class action lawsuit on behalf of shareholders who purchased shares under our DRP on or after April 1, 2010, Allyn v. CNL Lifestyle Properties, Inc. et al., was filed on January 18, 2013 in the United States District Court for the Middle District of Florida against the Company and certain of our current and former directors. The lawsuit alleged claims for breach of fiduciary duty against the directors and constructive trust and unjust enrichment against the Company. On November 27, 2013, the United States District Court for the Middle District of Florida granted the Company’s motion to dismiss the case for failure to state a cause of action and dismissed the lawsuit with prejudice, from which no appeal was taken.

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

Estimated Fair Value per Share

In order to assist broker dealers with their obligations under applicable FINRA rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements, we will evaluate the estimated fair value of the Company’s shares on an annual basis. In August 2012, we announced an estimated NAV of $7.31 per share. On March 4, 2014, our Board of Directors approved a revised estimated NAV per share of $6.85 as of December 31, 2013. In connection with establishing the estimated NAV, our Board of Directors engaged an independent investment banking firm, CBRE Capital Advisors, Inc. (“CBRE Cap”), as our valuation expert to provide property-level and aggregate valuation analyses of the Company and considered other information provided by a variety of sources including our Advisor.

Background

In November 2013, our Board of Directors initiated a process to estimate our NAV to provide investors and brokers an indication of the estimated value of our shares based on our acquisitions to date and current portfolio. The Audit Committee of the Board of Directors, comprised solely of independent directors, was charged with oversight of the valuation process. On the recommendation of the Audit Committee and the approval of our Board of Directors, we engaged CBRE Cap as our independent valuation expert.

From CBRE Cap’s engagement through the issuance of its valuation report as of December 31, 2013 (the “Valuation Report”), CBRE Cap held discussions with our Advisor and senior management and conducted or commissioned appraisals, investigations, research, review and analyses as it deemed necessary. On March 3, 2014 the Audit Committee, upon its receipt and review of the Valuation Report, concluded that it was reasonable. On March 4, 2014, the Audit Committee and our Board of Directors unanimously approved $6.85 as the estimated NAV of the our common stock as of December 31, 2013, which is within the range of estimated net asset values set forth in the Valuation Report. The current estimated NAV does not include any potential additional value relating to the size or scale of components of our lifestyle-related portfolio of assets. These types of portfolio premiums are often obtained upon the sale of larger collections of like assets, but of course, are not assured. In addition, the estimated NAV is simply a snapshot in time and is not necessarily indicative of the value we would expect to realize from the portfolio as we pursue strategies to provide liquidity. CBRE Cap is not responsible for the estimated NAV and did not participate in the determination of the New DRP Price.

Valuation Methodologies

In preparing the Valuation Report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our Advisor and senior management;

•	reviewed and discussed with our senior management of the Company and our Advisor the historical and anticipated future financial performance of our properties, including forecasts prepared by our senior management, our Advisor, and our joint venture partners;

•	commissioned restricted use appraisals which contained analysis on each of our real property assets (“MAI Appraisals”) and performed analyses and studies for each property;

•	conducted or reviewed CBRE proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including Wall Street equity reports and online data providers;

•	compared our financial information to similar information of companies that CBRE Cap deemed to be comparable; and

•	reviewed our reports filed with the U.S. Securities and Exchange Commission, including our Annual Report and Form 10-Q for the nine months ended September 30, 2013.

MAI Appraisals of all of our properties were performed in accordance with Uniform Standards of Professional Appraisal Practice (“USPAP”). The MAI Appraisals were commissioned by CBRE Cap from CBRE Appraisal Group, a CBRE affiliate that conducts appraisals and valuations of real properties. Each of the MAI Appraisals was prepared by personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designations.

As of December 31, 2013, our investment portfolio consisted of interests in 151 assets, including seven loans in the ski and mountain lifestyle, golf, attractions, senior housing, marinas, and additional lifestyle property sectors.

As a result, for the purposes of the Valuation Report, our real estate properties were classified into three categories: wholly owned operating assets, partially owned operating assets, and vacant land. Our Board of Directors considered the following valuation methodologies with respect to each asset class, which were applied by CBRE Cap and summarized in its Valuation Report:

Wholly Owned Operating Assets. Unlevered, ten-year discounted cash flow analyses from MAI Appraisals were created for our wholly owned, fully operational properties. For non-stabilized properties, lease-up discounts were applied to discounted cash flow to arrive at an “As Is” value. The “terminal capitalization rate” method was used to calculate terminal value of the assets, with such rates varying based on the specific geographic location and other relevant factors. Certain of our wholly owned golf course assets were valued based on market knowledge of recent activity for similar properties, as well as qualified inquiries for the acquisition of various properties owned by us.

Partially Owned Operating Assets. Assumed the sale of partially-owned portfolios on December 31, 2013 and derived the net proceeds after debt repayment to capture the specific joint venture promote structures to properly reflect our economic interest in each asset. For the sale values, CBRE Cap relied on the DCF value indications by property from MAI Appraisals. The terminal capitalization rate method was used to calculate terminal value of the assets, with such rates varying based on the specific geographic location and other relevant factors.

Vacant Land. CBRE Cap utilized the MAI Appraisal vacant land value based on market sales comparables.

Valuation Summary; Material Assumptions

The valuation process used by us to determine an estimated NAV was designed to follow recommendations of the Investment Program Association, a trade association for non-listed direct investment vehicles (the “IPA”), in the IPA Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, which was adopted by the IPA effective May 1, 2013.

In its Valuation Report, CBRE Cap included an estimate of the December 31, 2013 value of our assets, including cash and select other assets net of payables, and accruals and other liabilities. Such values were estimated by our management using the preliminary balance sheet accounts as of December 31, 2013 and may not agree to the audited balance sheet disclosed in Item 8. “Financial Statements and Supplementary Data”. The fair market value of debt was estimated by discounting the required payments under our debt agreements using the estimated interest rate that it would expect to receive had it entered into the agreement as of December 31, 2013.

Taking into consideration the reasonableness of the valuation methodologies, assumptions and conclusions contained in CBRE Cap’s Valuation Report, the Audit Committee and Board of Directors determined the estimated value of our NAV taking into account CBRE Cap’s Valuation Report and information provided by a variety of sources including our Advisor.

As with any valuation methodology, the methodologies considered by the Audit Committee and our Board of Directors, in reaching an estimate of the value of our shares, are based upon all of the foregoing estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares.

The following table summarizes the material components of the net asset value and NAV estimates as of December 31, 2013:

Table of Value Estimates for Components of Net Asset Value

(As of December 31, 2013)

	Value ($ in 000’s) at 12/31/2013 (1)	Per Share	Value ($ in 000’s) at 8/1/2012	Per Share

Wholly-Owned Operating Assets	$2,950,264	$9.14	$2,656,360	$8.48
Partially-Owned Operating Assets	240,798	0.75	487,300	1.56
Cash	71,601	0.22	32,224	0.10
Accounts Receivables and Other Assets	112,052	0.35	117,917	0.38
Mortgages and Other Notes Receivable	122,849	0.38	124,775	0.40
Fair Market Value of Debt	(1,213,382)	(3.76)	(1,002,820)	(3.20)
Accounts Payable and Other Liabilities	(74,436)	(0.23)	(125,989)	(0.40)

Net Asset Value	$2,209,747	$6.85	$2,289,766	$7.31

Impact Factors

There are several primary factors driving the reduction from our previously reported estimated NAV. More than two-thirds of our assets were acquired between 2004 and 2008 – prior to the Great Recession – and our golf and marinas portfolios have been particularly impacted and declined in value as these sectors continue to experience residual challenges brought on by the economic downturn. We have worked aggressively to stabilize property operations and replace underperforming tenants to position these assets for improved performance. Our updated estimated NAV was also negatively impacted by a higher fair market valuation of our corporate bonds that have been consistently trading at a premium to par value, and an earlier than expected repurchase of our joint venture interests in 42 Sunrise senior housing communities. However, our senior housing portfolio continues to perform exceptionally well, partially offsetting the decline. Our ski and attractions portfolio valuations were largely consistent with our last estimated NAV, having increased in value during our ownership. For the attractions portfolio, this was in spite of extraordinary weather conditions at our largest theme park, Darien Lake, which recorded more than 30 percent fewer rain-free operating days in 2013 as compared to the prior season.

Additional Information Regarding the Valuation, Limitations of Estimated Share Value and the Engagement of CBRE Cap

Throughout the valuation process, the Audit Committee, our Advisor and senior members of management reviewed, confirmed and approved the processes and methodologies and their consistency with real estate industry standards and best practices.

CBRE Cap’s Valuation Report dated December 31, 2013 was based upon market, economic, financial and other information, circumstances and conditions existing prior to December 31, 2013, and any material change in such information, circumstances and/or conditions may have a material effect on our estimated NAV. CBRE Cap’s valuation materials were addressed solely to the Company’s board of directors to assist it in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were not addressed to the public and should not be relied upon by any other person to establish an estimated value our common stock. CBRE Cap’s Valuation Report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock.

In connection with its review, while CBRE Cap reviewed for reasonableness the information supplied or otherwise made available to it by us or our Advisor, CBRE Cap assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. With respect to financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap, CBRE Cap assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of management of the Company, and relied upon us to advise CBRE Cap promptly if any information previously provided became inaccurate or was required to be updated during the period of its review. In preparing its valuation materials, CBRE Cap did not, and was not requested to, solicit third party indications of interest for the Company in connection with possible purchases of our securities or the acquisition of all or any part of the Company.

In performing its analyses, CBRE Cap made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions, current and future rental market for our operating properties and those in development and other matters, many of which are necessarily subject to change and beyond the control of CBRE Cap and the Company. The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the Valuation Report. The analyses do not purport to be appraisals or to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, the financial condition of the Company and the state of the real estate industry more generally. Accordingly, with respect to the estimated NAV of our common stock, neither we nor CBRE Cap can give any assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated NAV upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	our shares would trade at a price equal to or greater than the estimated NAV if we listed them on a national securities exchange; or

•	the methodology used to estimate our NAV would be acceptable to FINRA or under ERISA for compliance with its reporting requirements.

The December 31, 2013 estimated NAV was determined by our board of directors on March 4, 2014. The value of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We currently expect to update and announce our estimated NAV at least annually.

Recent Sales of Unregistered Securities

None.

Secondary Sales of Registered Shares between Investors

For the years ended December 31, 2013 and 2012, we are aware of transfers of 963,650 and 448,691 shares between investors, respectively. We are not aware of any other trades of our shares, other than purchases made in our public offerings and redemptions of shares by us. The following table reflects, for each calendar quarter, the high, the low and the average sales prices for transfers of shares between investors during 2013 and 2012 of which we are aware, net of commissions:

	2013
	High	Low	Average
First quarter	$10.00	$4.72	$5.51
Second quarter	$7.31	$4.00	$4.72
Third quarter	$6.15	$3.85	$4.74
Fourth quarter	$10.00	$4.00	$5.22

	2012
	High	Low	Average
First quarter	$10.00	$4.50	$6.31
Second quarter	$7.50	$4.75	$5.08
Third quarter	$10.00	$4.61	$5.46
Fourth quarter	$10.00	$4.60	$5.25

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

We have and may continue to use borrowings and proceeds from our DRP to fund a portion of our distributions in order to avoid distribution volatility. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” —Sources and Uses of Liquidity and Capital Resources” for additional information related to our sources of cash for distributions.

On August 9, 2012, our Board of Directors approved a reduction in quarterly distributions to $0.10625 per share, effective during the third quarter of 2012. On an annualized basis, this amount represented a yield of 5.81% on our estimated NAV of $7.31 per share and 4.25% on our original $10.00 per share value offering price. In March 2014, our Board of Directors approved the revised estimated NAV of $6.85 per share as of December 31, 2013 and kept the distributions per share at $0.10625 on a quarterly basis, representing an annualized yield of 6.2% of our revised estimated NAV of $6.85 per share. Our Board of Directors will continue to actively evaluate our distribution rate going forward and will make adjustments as it believes is appropriate based on changes in our expected cash flows, FFO, MFFO and Adjusted EBITDA.

For the year ended December 31, 2013, approximately 29.3% of the distributions paid to stockholders were considered capital gain as a result of the gain on the sale of our three unconsolidated senior housing joint ventures and approximately 70.7% were considered a return of capital to stockholders for federal income tax purposes. For both of the years ended December 31, 2012 and 2011, approximately 0.0% of the distributions paid to stockholders were considered taxable income and approximately 100.0% were considered a return of capital to stockholders for federal income tax purposes. Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2013 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2014. No amounts distributed to stockholders for the years ended December 31, 2013, 2012 and 2011 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement. In determining the apportionment between taxable income and a return of capital, the amounts distributed to stockholders (other than any amounts designated as capital gains dividends) in excess of current or accumulated Earnings and Profits (“E&P”) are treated as a return of capital to the stockholders. E&P is a statutory calculation, which is derived from net income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders.

The following table represents total distributions declared including cash distributions, distributions reinvested and distributions per share for the years ended December 31, 2013 and 2012 (in thousands except per share data):

					Sources of Distributions Paid in Cash

	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (1)	Net Cash Distributions	Cash Flows From (Used in) Operating Activities (2)(3)

2013 Quarter
First	$0.1063	$33,611	$13,714	$19,897	$48,644
Second	0.1063	33,782	13,697	20,085	33,521
Third	0.1063	33,946	13,748	20,198	50,870
Fourth	0.1063	34,111	13,777	20,334	2,445

Year	$0.4252	$135,450	$54,936	$80,514	$135,480

2012 Quarter
First	$0.1563	$48,353	$20,876	$27,477	$22,157
Second	0.1563	48,631	20,579	28,052	14,025
Third	0.1063	33,280	13,820	19,460	57,784
Fourth	0.1063	33,449	13,761	19,688	(6,073)

Year	$0.5252	$163,713	$69,036	$94,677	$87,893

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offerings and debt financings as opposed to operating cash flows. The Board of Directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)	The shortfall in cash flows from operating activities versus distributions paid for the year ended December 31, 2012 was 46.3% and was funded with borrowings.

Our cash flows from operating activities will fluctuate due to the seasonality of certain properties. As such, we anticipate cash flows from operating activities to increase during the third quarter to reflect the peak seasonal period of our attractions properties.

Distribution Reinvestment Plan

In 2011 we completed our final offering and filed a registration statement on Form S-3 under the Security Exchange Act of 1933, as amended, to register the sale of up to an additional $250 million (26.3 million shares of common stock) under our DRP. Shares were originally sold under the DRP at a price of $9.50 per share, representing a 5% discount from our public offering price of $10.00. In August 2012, DRP shares were offered at $6.95, which represented a 5% discount to our estimated NAV of $7.31 per share. During the years ended December 31, 2013, 2012 and 2011, we raised approximately $54.9 million, $69.0 million and $83.5 million, respectively, through our DRP. In March 2014, our Board of Directors approved a revised estimate of NAV of $6.85 per share as of December 31, 2013 and amended the DRP so that shares under our DRP would be sold at the new estimated NAV per share of $6.85 rather than a discount to the NAV. We anticipate we will continue to raise capital through our DRP and will use such proceeds for acquisitions and enhancements, distributions shortfalls and other corporate purposes. As of December 31, 2013, we had approximately 93,875 common stockholders of record.

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

The following table presents information about redemptions for the years ended December 31, 2013 and 2012 (in thousands except per share data):

	First	Second	Third	Fourth	Full Year
2013 Quarters
Requests in queue	9,726	9,962	10,109	10,312	9,726
Redemptions requested	716	825	685	696	2,922
Shares redeemed:
Prior period requests	(213)	(70)	(77)	(190)	(550)
Current period request	(192)	(351)	(329)	(223)	(1,095)
Adjustments (1)	(75)	(257)	(76)	(48)	(456)

Pending redemption requests (2)	9,962	10,109	10,312	10,547	10,547

Average price paid per share	$7.31	$7.30	$7.29	$7.26	$7.29

	First	Second	Third	Fourth	Full Year
2012 Quarters
Requests in queue	6,419	7,763	8,512	8,856	6,419
Redemptions requested	1,574	1,010	1,064	1,535	5,183
Shares redeemed:
Prior period requests	(4)	(177)	(245)	(98)	(524)
Current period request	(172)	—	(158)	(319)	(649)
Adjustments (1)	(54)	(84)	(317)	(248)	(703)

Pending redemption requests (2)	7,763	8,512	8,856	9,726	9,726

Average price paid per share	$9.92	$9.92	$7.31	$7.30	$8.06

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

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

For shareholders redeemed prior to August 2012, the redemption price per share was a percentage of the offering price; and the applicable percentage was based on the number of years the stockholder held the shares as of the date of the redemption request (the “Redemption Percentage”). On August 9, 2012, our Board determined that the estimated NAV per share was $7.31. We executed the Third Amended and Restated Redemption Plan (the “Redemption Plan”) to revise the redemption price so that for those shares redeemed after August 2012, the redemption price per share would be based on the applicable Redemption Percentage of our revised estimated value per share on the date the redemption was effected.

In March 2014, our Board approved a revised estimated NAV of $6.85 per share as of December 31, 2013 and redemptions will be processed at that price effective March 2014. Prior to March 2014, our redemption plan provided for redemptions of our common stock at prices ranging between 92.5% and 100.0% of our current estimated NAV per share, depending on the length of time that the shares were owned. In March 2014, our Board approved the Fourth Amended and Restated Redemption Plan whereby the tiered redemption price structure was discontinued and all shares that have been held for at least one year may now be submitted for redemption at an amount equal to our NAV per share as of the redemption date.

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

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between October 1, 2013 and December 31, 2013 (in thousands except per share data).

			Total Number	Maximum
			of Shares	Number of
	Total	Average	Purchased in	Shares That
	Number of	Price	Part of	May Yet be
	Shares	Paid Per	Publically	Purchased
Period	Purchased	Share	Announced Plan	Under the Plan
October 1, 2013 through October 31, 2013	—	—	—	—
November 1, 2013 through November 30, 2013	—	—	—	—
December 1, 2013 through December 31, 2013	413	$7.26	413	—	(1)

Total	413	$7.26	413

FOOTNOTE:

(1)	This number represents the additional number of shares which could have been redeemed under the redemption plan during the fourth quarter without exceeding the aggregate proceeds from our DRP (subject to a $3.0 million cap.) In addition, at no time, during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Lifestyle Properties, Inc. should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” (in thousands except per share data):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data:
Revenues	$512,801	$472,542	$409,745	$292,319	$240,520
Operating income (loss) (1)	(229,843)	(13,047)	5,402	(57,035)	12,808
Loss from continuing operations (1)	(230,530)	(73,157)	(52,488)	(85,652)	(15,854)
Income (loss) from discontinued operations (2)	(22,009)	(2,916)	(17,122)	3,762	(3,465)
Net loss (1)(2)	(252,539)	(76,073)	(69,610)	(81,889)	(19,320)

Per share data (basic and diluted):
From continuing operations (1)	$(0.72)	$(0.23)	$(0.17)	$(0.32)	$(0.07)
From discontinued operations (2)	(0.07)	(0.01)	(0.06)	0.01	(0.01)

Net loss per share (1)(2)	$(0.79)	$(0.24)	$(0.23)	$(0.31)	$(0.08)

Weighted average number of shares outstanding
(basic and diluted)	318,742	312,309	302,250	263,516	235,873
Distributions declared (3)	135,450	163,713	188,447	163,939	154,453
Distributions declared per share	0.43	0.53	0.63	0.63	0.66
Cash provided by operating activities (4)	135,480	87,893	83,064	79,776	62,400
Cash used in investing activities (4)	(102,930)	(271,464)	(373,008)	(138,575)	(141,884)
Cash provided by (used in) financing activities	(34,140)	93,955	252,498	75,603	53,459

Other Data:
Funds from operations (1) (5)	67,189	97,738	89,556	82,096	119,726
FFO per share (basic and diluted)	0.21	0.31	0.30	0.31	0.51
Modified funds from operations (5)	122,911	114,327	96,593	98,603	95,625
MFFO per share (basic and diluted)	0.39	0.37	0.32	0.37	0.41

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Real estate investment properties, net	$2,068,973	$2,176,357	$2,059,288	$2,025,522	$2,021,188
Investments in unconsolidated entities	132,324	287,339	318,158	140,372	142,487
Mortgages and other notes receivable, net	117,963	124,730	124,352	116,427	145,640
Cash	71,574	73,224	162,839	200,517	183,575
Total assets	2,700,653	2,938,028	2,893,949	2,673,926	2,672,128
Mortgages and other notes payable	760,192	649,002	530,855	603,144	639,488
Senior notes, net of discount	394,419	394,100	393,782	—	—
Line of credit	50,000	95,000	—	58,000	99,483
Total liabilities	1,332,275	1,226,597	1,003,969	742,886	822,912
Stockholders’ equity	1,368,378	1,711,431	1,889,980	1,931,040	1,849,216

Number of Properties:
Consolidated:
Leased properties	72	73	88	98	99
Managed properties	63	55	32	15	6
Unimproved land or development	1	1	1	1	2
Unconsolidated:
Leased properties	8	14	14	8	8
Managed properties	—	36	36	—	—

FOOTNOTES:

(1)	We evaluated the carrying value of our properties for impairment and determined that the carrying value on some of our properties were not recoverable and recorded impairment provisions of approximately $248.2 million, $10 thousand, $3.2 million and $24.8 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively. We did not record an impairment provision for the year ended December 31, 2009. Certain of our tenants experienced financial difficulties and have defaulted on their leases. As a result, we terminated their leases and recorded losses on lease terminations of approximately $1.1 million, $25.2 million, $7.2 million, $54.3 million and $1.6 million for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 respectively. In addition, for the year ended December 31, 2013, we recorded a net gain on lease termination of approximately $3.8 million as a result of terminating our lease related to an attractions property in Hawaii in exchange for receiving an intangible trade name. In addition, we recorded loan loss provisions of approximately $3.1 million, $1.7 million and $4.1 million on mortgages and other notes receivable that were deemed uncollectible for the years ended December 31, 2013, 2012 and 2010, respectively. We did not record any loan loss provisions for the years ended December 31, 2011 and 2009.
(2)	Included in discontinued operations for the years ended December 31, 2013, 2012, 2011 and 2010 is an impairment provision of approximately $21.3 million, $0.7 million, $13.7 million and $2.0 million, respectively, relating to certain properties where we determined the carrying value was not recoverable based on an analysis comparing estimated and current projected undiscounted cash flows, including estimated net sales proceeds, of the properties over its remaining useful life to the net carrying value of the properties. We did not record an impairment provision for the year ended December 31, 2009. Additionally, included in discontinued operations for the years ended December 31, 2013, 2012, and 2011 is gain of approximately $2.4 million, $0.3 million and $1.2 million, respectively, from the sale of properties that were classified as assets held for sale. We did not record a gain from sale of properties that were classified as assets held for sale for the years ended December 31, 2010 and 2009.

In accordance with GAAP, we have reclassified and included the results of operations from the properties classified as assets held for sale as discontinued operations in the consolidated statements of operations for all periods presented.

(3)	Cash distributions are declared by the Board of Directors and generally are based on various factors, including actual and future expected net cash from operations, FFO and MFFO, and our general financial condition, among others. For the year ended December 31, 2013, approximately 29.3% of the distributions paid to stockholders were considered capital gain as a result of the gain on the sale of our three unconsolidated senior housing joint ventures and approximately 70.7% were considered a return of capital to stockholders for federal income tax purposes. For both of the years ended December 31, 2012 and 2011, approximately 0.0% of the distributions paid to stockholders were considered taxable income and approximately 100.0% were considered a return of capital to stockholders for federal income tax purposes. For the years ended December 31, 2010 and 2009, approximately 0.3% and 4.4% of the distributions received by stockholders were considered to be taxable income and approximately 99.7% and 95.6%, respectively, were considered a return of capital for federal income tax purposes. We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital, as described in our advisory agreement.
(4)	In 2012, we determined that the consolidated statements of cash flows contained an error in the presentation of a deposit escrowed as additional collateral to one of our loans and the consolidated statements of cash flows were revised. This correction was determined not material to any of our previously issued consolidated financial statements. See “Item 8. Financial Statements and Supplementary Data – Note 2. Significant Accounting Policies” for additional information.
(5)	Due to certain unique operating characteristics of real estate companies, as discussed below, National Association Real Estate Investment Trust, (“NAREIT”), promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards approved by the Board of Governors of NAREIT. NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, real estate impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

We define MFFO, a non-GAAP measure, consistent with the IPA Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: MFFO, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to the write-off of deferred rent receivables and other lease-related assets as well as amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income or loss from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all of our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures relating to FFO and MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 (in thousands except per share data).

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net loss	$(252,539)	$(76,073)	$(69,610)	$(81,889)	$(19,320)
Adjustments:
Depreciation and amortization (1)	150,311	135,557	123,084	126,223	124,040
Impairment of real estate assets (1) (8)	211,443	680	16,870	26,880	—
Gain on sale of real estate investment (1)	(2,384)	(288)	(1,104)	(337)	(850)
Gain on sale of unconsolidated entites (7)	(55,394)	—	—	—	—
Net effect of FFO adjustment from unconsolidated entities (2)	15,752	37,862	20,316	11,219	15,856

Total funds from operations	67,189	97,738	89,556	82,096	119,726

Acquisition fees and expenses (3)	3,141	4,450	11,168	14,149	14,616
Straight-line adjustments on leases and notes receivable (1) (4)	(6,014)	(14,736)	(22,053)	(26,403)	(43,878)
Amortization of above/below market intangible assets and liabilities (1)	1,383	607	(8)	558	91
Loss (gain) from early extinguishment of debt (5)	—	4	2,057	(14,817)	(75)
(Gains) write-off of lease related costs (1) (6)	54,204	23,669	7,670	39,454	637
Loan loss provision	3,104	1,699	—	4,072	—
Contingent purchase consideration	—	—	(747)	(1,500)	3,472
Accretion of discounts/amortization of premiums for debt investments	12	645	1,056	1,675	1,753
MFFO adjustments from unconsolidated entities (2)
Acquisition fees and expenses (3)	—	—	4,921	—	—
Straight-line adjustments for leases and notes receivable (4)	(160)	269	158	(607)	(646)
Prepayment penalty fees	—	—	2,266	—	—
Interest expense on old loan	—	—	603	—	—
Amortization of above/below market intangible assets and liabilities	52	(18)	(54)	(74)	(71)

Modified funds from operations	$122,911	$114,327	$96,593	$98,603	$95,625

Weighted average number of shares of common stock outstanding (basic and diluted)	318,742	312,309	302,250	263,516	235,873

FFO per share (basic and diluted)	$0.21	$0.31	$0.30	$0.31	$0.51

MFFO per share (basic and diluted)	$0.39	$0.37	$0.32	$0.37	$0.41

FOOTNOTES:

(1)	Includes amounts related to the properties that are classified as assets held for sale and for which the related results are classified as income (loss) from discontinued operations in the accompanying consolidated statements of operations.
(2)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.
(3)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expenses relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between different real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(5)	(Gain) loss of extinguishment of debt includes legal fees incurred with the transaction, prepayment penalty fees and write-off of unamortized loan costs, as applicable.
(6)	Management believes that adjusting for gains or write-offs of lease related assets is appropriate because they are non-recurring non-cash adjustments that may not be reflective of our ongoing operating performance. In 2013, we recorded impairment provisions totaling $58.1 million for deferred rent from prior GAAP straight-lining adjustments and lease incentives which resulted from a change in our expected holding periods for those properties.
(7)	In July 2013, we completed the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures. See “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
(8)	The add back for impairment of real estate assets to arrive at FFO does not include approximately $58.1 million in impairments relating to deferred rent from prior GAAP straight-lining adjustments and lease incentives described in Footnote (6) above. While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

CNL Lifestyle Properties, Inc. is a Maryland corporation incorporated on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally lease on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. We also engage third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. A large number of our properties are leased on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. When beneficial to our investment structure and as a result of tenant defaults, we engage third-party manager to operate properties on our behalf as permitted under applicable tax regulations. We have also made loans (including mortgage, mezzanine and other loans) generally collateralized by interests in real estate. We have engaged CNL Lifestyle Advisor Corporation (“the Advisor”) as our Advisor to provide management, acquisition, disposition, advisory and administrative services.

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of March 14, 2014, we had built a portfolio of 145 lifestyle properties. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 25% in ski and mountain lifestyle, 19% in golf facilities, 16% in senior housing, 22% in attractions, 6% in marinas and 12% in additional lifestyle properties. As of March 14, 2014, these assets consist of 24 ski and mountain lifestyle properties, 48 golf facilities, 30 senior housing properties, 23 attractions, 17 marinas and three additional lifestyle properties with the following investment structure:

Wholly-owned:
Leased properties (1)	73
Managed properties (2)	63
Unimproved land	1
Unconsolidated joint ventures: (3)
Leased properties	8

145

FOOTNOTES:

(1)	Leased to single tenant operators (fully occupied except for one multi-family residential property), with a weighted-average lease rate of 8.6% at March 14, 2014. These rates are based on weighted-average annualized straight-line rent due under our leases. Excluding our one multi-family property, these leases have an average lease expiration of 16 years and tenants have multiple renewal options beyond the initial term.
(2)	As of March 14, 2014, wholly-owned managed properties include: one ski and mountain lifestyle, 13 golf facilities, 15 attractions, 20 senior housing properties, 13 marinas and one additional lifestyle properties. Under certain applicable tax regulations, properties are permitted to be temporarily managed (up to three years) and certain properties are permitted to be indefinitely managed. As of March 14, 2014, 38 properties were temporarily managed and 25 properties were indefinitely managed under management agreements, respectively.
(3)	As of March 14, 2014, seven properties held through one of our unconsolidated joint ventures are expected to be sold in 2014. See “Distributions from Unconsolidated Entities” for additional information.

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

The following table illustrates property level revenues and EBITDA reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties. We have only included property-level operating performance for consolidated properties in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled to receive cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We monitor the credit of our tenants by reviewing their rental payment history, timeliness of rent collections, their operational performance on our properties and by monitoring news and industry reports regarding our tenants and their underlying businesses. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented and have included information for both leased and managed properties. We have not included performance data on acquisitions made after January 1, 2012 because we did not own those properties during the entirety of all periods presented below. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes the performance of properties that are leased to third-party tenants. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

		Year Ended December 31,
	Number of properties	2013		2012		Increase/(Decrease)
		Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	17	$444,174	$114,679	$409,568	$94,418	8.4%	21.5%
Golf	48	157,964	38,815	160,305	37,049	-1.5%	4.8%
Attractions	21	226,813	51,273	222,928	48,392	1.7%	6.0%
Senior housing	10	36,530	11,557	34,632	11,043	5.5%	4.7%
Marinas	17	33,905	11,652	34,416	12,436	-1.5%	-6.3%
Additional lifestyle	1	5,033	2,081	5,549	2,753	-9.3%	-24.4%

	114	$904,419	$230,057	$867,398	$206,091	4.3%	11.6%

		Year Ended December 31,
	Number of properties	2012		2011		Increase/(Decrease)
		Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	16	$385,900	$85,879	$409,649	$93,526	-5.8%	-8.2%
Golf	49	161,677	36,393	157,424	27,952	2.7%	30.2%
Attractions	22	225,239	47,871	209,360	40,809	7.6%	17.3%
Marinas	17	34,416	12,436	34,176	11,969	0.7%	3.9%
Additional lifestyle	2	35,042	6,792	29,025	5,880	20.7%	15.5%

	106	$842,274	$189,371	$839,634	$180,136	0.3%	5.1%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the year ended December 31, 2013, our same-store tenants and managers reported to us an increase in revenue and property-level EBITDA of 4.3% and 11.6%, respectively, as compared to the same period in the prior year. The increases were primarily attributable to our ski and mountain lifestyle and attractions properties. Our ski and lifestyle properties finished the 2012/2013 ski season with skier visits totaling 6.05 million, up 10.4% over the prior year as a result of the return to normal levels of natural snowfall and favorable snowmaking conditions during the first quarter of 2013 as compared to low levels of natural snowfall for the same period in 2012. In addition, our ski and lifestyle properties experienced an increase in summer-based activities which includes scenic chairlift rides, mountain biking, zip lining and other attractions activities, due to favorable weather and the impact of new summer-based capital improvements. Our attractions properties experienced an increase in revenue due to increases in pricing and in-park spending as compared to the same period in 2012. Our senior housing properties experienced increases driven by increases in the average rate paid by our residents. The increases in revenue were offset by declines attributable to our golf properties, marinas and our additional lifestyle property. Our golf properties experienced a decrease in rounds played during 2013 as a direct result of the unusually warm weather conditions experienced during 2012 as compared to colder and wetter conditions in 2013; however, operator-driven efficiencies resulted in a 4.8% increases in EBITDA for the year ended December 31, 2013 due to operational efficiencies and cost controls. Our marina properties experienced some minor declines, mostly driven by a reduction in slip rental revenues, concentrated in the California market where competition and price sensitivity were more pronounced and the economy has been slower to recover. Our additional lifestyle property, which is a multi-family rental complex, experienced decreases due to the renovation of 247 apartment units (out of 540 units) that commenced during early 2012 and were completed in August 2013.

Overall, for the year ended December 31, 2012, our same-store tenants and managers reported to us an increase in revenue and property-level EBITDA of 0.3% and 5.1%, respectively, as compared to the same period in the prior year. Excluding our ski and mountain lifestyle properties, which were impacted by unusually low levels of snow in the first quarter of 2012, our comparable properties reported an increase in revenue and property-level EBITDA of 6.1% and 19.5%. The increases were primarily attributable to our golf, attractions and additional lifestyle properties. Our golf properties had an increase in EBITDA as a result of the new operators we put in place successfully implementing much more focused cost initiatives leading to improved operating margins. Additionally, in connection with a lease restructure with our largest golf tenant in April 2012, we made significant capital improvements across certain properties with the overall goal of improving profitability by enhancing the customer experience and driving revenue in the form of more rounds of golf, more membership sales, and more social and catering events. Our attractions properties experienced increases due to higher travel rates and rising consumer spending. Our additional lifestyle properties, which includes our multi-family rental complex and our property where a tenant operates the Harley Davidson motorcycle dealership, increased due to improvement of marketing for the dealership by a new manager/operator as well as an increase in motorcycle sales, offset by, our multi-family rental complex due to renovation of 247 apartment units (out of 540 units) that commenced during early 2012. The property that held the Harley Davidson motorcycle dealership was sold in 2013.

When evaluating our senior housing properties’ performance, management reviews operating statistics of the underlying properties, including revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which is defined as total revenue divided by number of occupied units, is a widely used performance metric within the healthcare sector. As of December 31, 2013, the managers of our ten comparable, consolidated properties reported to us an increase in occupancy of 0.1% as compared to the same period in 2012 and an increase in average RevPOU of 6.1%, for the year ended December 31, 2013 as compared to the same period in 2012. The increases in occupancy and RevPOU were primarily due to strong demand and resultant ability to drive rate increases at the properties. As of December 31, 2013, occupancy for our 29 total senior housing properties was 91.3%.

The following table presents same-store unaudited property-level information of our senior housing properties as of and for the years ended December 31, 2013 and 2012 (in thousands):

	Number of Properties	Occupancy
		As of December 31,		Increase/
		2013	2012	(Decrease)
Senior housing	10	98.4%	98.3%	0.1%

	Number of Properties	RevPOU
		For the year ended
		December 31,		Increase/
		2013	2012	(Decrease)
Senior housing	10	$3,516	$3,314	6.1%

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

Ski and Mountain Lifestyle. According to the National Ski Areas Association and the Kottke National End of Season Survey 2012/13, the U.S. ski industry recorded a total of 56.9 million visits, up 11.7% from a weather-challenged 2011/12 season. Our ski resorts finished the season with visits totaling 6.05 million, up 10.4% over the prior year. Leading into the 2013/14 season, our ski resorts reported an increase in advance season pass sales due to a strong finish of the prior season, coupled with early snowfall and ideal snowmaking conditions in the Rocky Mountain and Northeast regions. Ski resorts in the Pacific West, specifically California, struggled early with snow levels significantly below historical norms. Unfortunately, the poor snow conditions have persisted into 2014, especially in the west, where tenants at two of our properties are experiencing financial distress. We will continue to monitor these properties and tenants very closely during the remainder of the season and into the summer. For the season to date through February 2014, our ski operators have reported a 8.8% decrease in property-level revenues as compared to the same period the prior ski season. Excluding our five western resorts, season to date revenue through February 2014 was up 2.3%.

Golf. Golf Datatech, one of the golf industry’s leading providers of information, reported total rounds played in the U.S. through December 31, 2013 decreased 4.9% from the same period in 2012. We attribute the decrease in rounds played to exceptional weather in the first quarter of 2012 as compared to normalized patterns in the third quarter of 2013 and unfavorable weather in the fourth quarter of 2013. For the near term, the National Golf Foundation continues to project that the net supply of golf facilities (openings less closures) will continue to decline approximately 1% annually until the supply and demand approaches equilibrium.

Senior Housing. Americans 65 years and older are expected to live longer than the elderly did in the past and will need additional housing options to accommodate their special needs. Demand for senior housing options is currently outpacing the existing supply of senior housing units. The supply growth of certain senior housing asset classes over the last decade has declined dramatically following a boom in senior housing development in the 1990’s. According to the National Investment Center for the Senior Housing and Care Industry Map Monitor, which covers the top 31 metro markets in the United States, for the fourth quarter of 2013 (the “Q4 2013 NIC Map Monitor”), overall senior housing occupancy has increased. As of the fourth quarter of 2013, occupancy was 89.7% as compared to 89.0% from a year ago. Additionally, the absorption of existing senior housing units, which represents the number of net units occupied, outpaced the inventory growth in each quarter since the first quarter of 2011. According to the Q4 2013 NIC Map Monitor, the number of occupied units increased by 4,118 during the fourth quarter of 2013 as compared to 2,949 during the same period in 2012 and new inventory of senior housing increased by 2,432 units during the fourth quarter of 2013 as compared to 1,922 during the same period in 2012. The pace of absorption of existing inventory is expected to continue to outpace inventory growth during the next four quarters. We entered the senior housing sector in 2011 and believe this sector will continue to experience revenue growth in the future.

Attractions. Our properties include regionally diverse gated amusement parks and water parks that generally draw most of their visitation from local markets. Regional and local attractions have historically been resistant to recession, with inclement weather being a more significant factor impacting attendance. For the year ended December 31, 2013, our attractions portfolio exhibited property-level revenue increases of approximately 1.7% as compared to the same periods in 2012. According to the January 2014 IBIS World Industry Report on “Amusement Parks in the US” update, the industry has begun its post-recession recovery. Through 2015, IBIS World forecast revenue for the 5 year period to increase at an annualized rate of 4.0% to total over $15.4 billion. This growth will be largely due to higher travel rates and rising consumer spending.

Marinas. According to the September 2013 IBIS World Industry Report on “Marinas in the US”, the industry remains highly fragmented, with the 4 largest firms accounting for less than 5% of industry revenue. The low level of concentration is not expected to change significantly over the next 5 years. IBIS World expects few significant mergers and consolidations in the future due the small size of most firms and limited resources. Globalization of the industry remains low and is expected to remain steady for future years as very few firms operate outside the U.S and foreign ownership is very low. High barriers to entry continue to limit the supply of competing properties and demand is projected to rise as the number of boat sales increase. According to IBIS World, marinas in the United States are expected to experience slightly better prospects over the next five years than they have in recent years. Through 2018, revenue is projected to grow at an average of 2.1% annually which is up from the August 2012 forecast of 1.3%. A strengthening U.S. economy will support growth in household disposable income levels which will encourage greater discretionary spending on recreational activities and extraneous purchases, including boating. As reported in January 2014 by Trade Only, a leading marine trade publication, sales of boats in December posted double-digit gains over the prior year, and for the full year, sales were up 2.1%.

Seasonality

Many of the asset classes in which we invest experience seasonal fluctuations due to the nature of their business, geographic location, climate and weather patterns. As a result, these businesses experience seasonal variations in revenues that may require our tenants to supplement operating cash from their properties in order to be able to make scheduled rent payments to us. We have structured the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy operating period.

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

In addition, seasonality directly impacts certain of our properties where we engage independent third-party operators to manage the properties on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of March 14, 2014, we had a total of 63 wholly-owned managed properties consisting of one ski and mountain lifestyle property, 13 golf facilities, 20 senior housing properties, 15 attractions properties, 13 marinas and one additional lifestyle property. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties.

Marina Ice Storm Damage

In December 2013, one of our marina properties, with a carrying value of approximately $30.9 million, experienced significant damage to the docks and certain other floating structures as a result of an ice storm in Northern Texas. We maintain insurance coverage on the property and have filed an insurance claim that is expected to cover the cost of the required repairs. We anticipate that a portion of the damage will be repaired prior to the 2014 boating season, with repairs continuing throughout the remainder of the year.

Operator Transitions and Lease Terminations

During the fourth quarter of 2013, 11 marinas properties were transitioned to new operators as a result of the tenant previously defaulting under its leases. We recorded a loss on lease termination of approximately $1.1 million for the year ended December 31, 2013. We recorded a loss on lease termination of approximately $16.9 million for the year ended December 31, 2012 in anticipation of default by our marinas operator. In addition, we are evaluating the transition of four other marinas to new operators during the first half of 2014. We anticipate the performance of these properties to improve over time with their new operators.

During the year ended December 31, 2013, we recorded a net gain on lease termination of approximately $3.8 million as a result of terminating our lease related to an attractions property in Hawaii in exchange for receiving the Wet ‘n Wild trade name. We subsequently leased the property in Hawaii to one of our existing tenants, rebranded two of our waterparks during late 2013 and early 2014 under the Wet ‘n Wild brand name and anticipate rebranding additional waterparks under the Wet ‘n Wild trade name in the future.

Impairments

As described above in Item 1. “Business – Our Disposition Policies”, we evaluate our properties on an ongoing basis in an effort to optimize and enhance the value of our assets. As part of this evaluation, we began efforts to identify non-core assets and began to assess the strategic fit of these non-core assets to the broader portfolio. During 2013, we re-assessed the long term strategy of the properties referenced as Additional Lifestyle Properties (see Item 2. “Properties” for a listing of the specific properties), gathered market data and approved a plan to market and sell our Additional Lifestyle Properties. As part of this process, we decided that we would no longer actively pursue the development of our unimproved land and decided we would dispose of our multi-family residential property. We determined that the carrying values were not recoverable based on comparable land sales or potential third party sales prices. As such, we recorded impairment provisions of approximately $61.0 million to write down their book values to the estimated sale prices less costs to sell.

During 2013, we also recorded approximately $7.6 million in impairments related to a few of our smaller, non-core Attractions properties which consisted of miniature golf courses, batting cages, bumper boats and go-karts. We marketed some of these properties for sale during 2013 or received unsolicited offers during the first quarter of 2014. We recorded these impairment provisions as of December 31, 2013 to write down their book values to estimated sales prices from third party buyers less costs to sell. As for our marinas portfolio, a few of our properties that had transitioned from leased to managed during 2012 and 2013 continued to experience minor declines in operating results from 2012 (see Item 7. “Portfolio Trends”). We reviewed their projected cash flows, took into consideration that some of our marinas properties continued to experience residual challenges from the economic downturn and determined that their carrying values were not recoverable. As a result, we recorded impairment provisions of approximately $10.8 million to write down their book values to discounted cash flows and residual values expected from these marinas properties.

During the first quarter of 2014, we continued our efforts and evaluated the long term strategy related to our golf properties, considered the golf portfolio trends which included a decrease in rounds played (see Item 7. “Portfolio Trends”, and explored various opportunities for our broader portfolio and the exit strategy described above in Item 1. “Business— Our Exit Strategy”. We began to receive market indicators that signaled that the carrying values of our golf portfolio as of December 31, 2013 were not recoverable. As part of the review of golf portfolio trends and the review of market data from third parties, we determined that the long term strategy included a potential sale of the golf properties. Therefore, in March 2014, we approved a plan to market and sell our golf portfolio. As a result, we recorded approximately $190.2 million in impairments as of December 31, 2013 relating to our golf portfolio to write down their book values to the estimated sales prices less costs to sell.

Based on the fact that some of our assets had been classified as held for sale as of December 31, 2013, we recorded approximately $21.3 million of the impairment provisions described above as part of our loss on discontinued operations and recorded the remaining $248.2 million of impairment provisions as part of our loss from continuing operations. See Item 8. – “Financial Statements and Supplementary Data” for additional information.

Loan Provisions

During the year ended December 31, 2013, we recorded loan loss provisions of approximately $1.8 million relating to one ski loan as a result of a proposed restructure where we will provide payment concessions to the borrower in 2014. In addition, we expect to foreclose on an attractions property that serves as collateral on one of our other existing loans. We recorded a loan loss provision of approximately $1.3 million based on expected the estimated fair value of the collateral.

Litigation

A purported class action lawsuit on behalf of shareholders who purchased shares under our DRP on or after April 1, 2010, Allyn v. CNL Lifestyle Properties, Inc. et al., was filed on January 18, 2013 in the United States District Court for the Middle District of Florida against the Company and certain of our current and former directors. The lawsuit alleged claims for breach of fiduciary duty against the directors and constructive trust and unjust enrichment against the Company. On November 27, 2013, the United States District Court for the Middle District of Florida granted the Company’s motion to dismiss the case for failure to state a cause of action and dismissed the lawsuit with prejudice, from which no appeal was taken.

Our Exit Strategy

Under our articles of incorporation, on or before December 31, 2015, the Company will undertake to provide stockholders with liquidity of their investment, either in whole or in part, including, without limitation, through (i) the listing of our common stock on a national securities exchange (a “Listing”), (ii) the commencement of an orderly sale of the Company’s assets, outside of the ordinary course of business and consistent with the Company’s objectives of qualifying as a REIT, and the distribution of the net sales proceeds thereof to the stockholders or (iii) the merger of the Company with or into another entity in a transaction which provides the stockholders with cash or securities of a publicly traded company. If a Listing occurs, we will automatically become a perpetual life entity. In making a determination of whether Listing is in the best interest of our stockholders, our Board of Directors may consider a variety of criteria, including, but not limited to, market capitalization, the number of properties owned, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, and the potential for stockholder liquidity. We may sell certain assets or portfolios of assets prior to full liquidity of the Company and use such proceeds in the interim to repay debt or make certain strategic investments. Additionally, our debt agreements, including our unsecured senior notes, contain provisions which restrict or limit distributions to shareholders prior to such debt being repaid.

We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for an exit strategy on or before December 31, 2015. In March 2014, we engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist management and the board of directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the Listing of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for operating expenses, debt service and cash distributions to stockholders. Generally, our cash needs will be covered by cash generated from our investments including rental income, property operating income from managed properties, interest payments on the loans we make and distributions from our unconsolidated entities. To the extent we have dispositions, we will use the net sales proceeds to retire debts, invest into new assets or to enhance existing assets. To the extent we have acquisitions, our primary source of funds will be from property dispositions, borrowings (which includes approximately $110.0 million available under our revolving line of credit at December 31, 2013) and proceeds from our DRP.

We believe that our current liquidity needs for operating expenses, debt service and cash distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash. Additionally, as previously discussed many of our asset classes experience seasonal fluctuations where they make rental payments to us during their peak operating months. As a result, our operating cash flows will fluctuate due to the seasonality of those properties. We believe that we will be able to refinance our debt as it comes due in the ordinary course of business. From time to time, we will consider open market purchases of our senior notes or other indebtedness when considered advantageous.

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

	Year Ended December 31,
	2013	2012
Cash at beginning of period	$73,224	$162,839
Cash provided from (used in):
Operating activities	135,480	87,893
Investing activities	(102,930)	(271,464)
Financing activities	(34,140)	93,955
Effect of foreign currency translation on cash	(60)	1

Cash at the end of period	$71,574	$73,224

Operating Activities. The change in net cash provided from operating activities increased $47.6 million or 54.1% for the year ended December 31, 2013 as compared to the same period in 2012. The increase is primarily attributable to:

•	An increase in rental income from leased properties and net operating income from managed properties related to properties acquired subsequent to December 31, 2012;

•	An increase in “same store” rent from leased properties and net operating income from managed properties primarily relating to our ski and mountain lifestyle properties as a result of a strong 2012/2013 ski season, our senior housing properties due to increase in average rate paid by our residents and rental income earned from certain golf properties where payments were waived during the first quarter of 2012 as a result of a lease amendment;

•	A decrease in general and administrative and other expenses; and

•	A decrease in lease incentives paid to one of our golf tenants in connection with lease restructure in 2012 of approximately $20.3 million and the timing of cash receipt and payments made.

Investing Activities. The change in cash used in investing activities for the year ended December 31, 2013 as compared to the same period in 2012 is primarily attributable to the acquisition of 11 properties for approximately $244.9 million in 2013 as compared to the acquisition of 11 properties for approximately $190.2 million in 2012. In addition, in 2013, we sold our interest in three unconsolidated senior housing joint ventures for $195.4 million and sold four consolidated properties for approximately $12.4 million as compared to three properties sold in 2012 for approximately $1.5 million.

Financing Activities. The change in cash used in financing activities for the year ended December 31, 2013 as compared to cash provided by financing activities for the same period in 2012 is primarily attributable the repayment on our indebtedness, including our revolving line of credit, of approximately $163.8 million in 2013 as compared to approximately $109.7 million in 2012. In addition, proceeds from indebtedness was approximately $231.3 million in 2013 as compared to $322.3 million in 2012.

Real Estate Sales. During the year ended December 31, 2013, we completed the sale of four properties and received aggregate net sales proceeds of approximately $12.4 million and a note for approximately $0.3 million. In connection with the transaction, we recorded an aggregate gain of approximately $2.4 million. During the year ended December 31, 2012, we completed the sale of three properties for aggregate sales proceeds of approximately $1.5 million and recorded aggregate gains of approximately $0.3 million. During the year ended December 31, 2011, we completed the sale of four properties and received aggregate sales proceeds of approximately $8.5 million, net of transaction costs and a note for approximately $12.5 million. In connection with the transaction, we recorded an aggregate gain of approximately $1.2 million. The notes received as a result of selling the properties are collateralized by the properties sold. We anticipate the number of properties classified as held for sale and properties sold to increase as we continue to evaluate our assets and sell certain properties that we believe are not central to our investment portfolio in preparation for our exit strategy as discussed above.

Operating Leases. As of December 31, 2013, we leased 72 properties under long-term, triple-net leases to third-parties. We expect to receive approximately $133.4 million in minimum lease payment in 2014. See “Item 8. Financial Statements and Supplementary Data – Footnote 7 Operating Leases” for additional information including future minimum lease payments to be received under the non-cancellable operating leases with third-parties as of December 31, 2013.

Mortgages and Other Notes Receivable. During the years ended December 31, 2013, 2012 and 2011, we received approximately $4.3 million, $4.8 million and $9.5 million, respectively, from repayment of loans receivable. We expect to receive approximately $82.2 million in loan repayments in 2014. See “Item 8. Financial Statements and Supplementary Data — Note 9. Mortgages and Other Notes Receivable, net” for additional information including a schedule of future principal maturities for all mortgages and other notes receivable as of December 31, 2013.

Distributions from Unconsolidated Entities. As of December 31, 2012, we had investments in 50 properties through five unconsolidated entities. In July 2013, we completed the sale of our interests in 42 senior housing properties held through the CNLSun I, CNLSun II, CNLSun III ventures as a result of Sunrise, our venture partner, exercising its purchase option in the aforementioned ventures. In connection with the transaction, we received aggregate sales proceeds of approximately $195.4 million, net of transaction costs, and recorded aggregate gains of approximately $55.4 million. As of December 31, 2013, we had investments in eight properties through two unconsolidated joint ventures, of which seven properties are classified as held for sale.

We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the years ended December 31, 2013, 2012 and 2011, we received distributions of approximately $32.0 million, $40.2 million and $25.9 million, respectively. The reduction in distributions received for the year ended December 31, 2013 as compared to the same period in 2012 was primarily due to the sale of 42 senior housing properties held through three unconsolidated entities in July 2013. In 2014, our distributions from unconsolidated entities is expected to decrease further due to the sale of these properties and the expected sale of the seven Intrawest Venture village retail properties. The change in distributions received for the year ended December 31, 2012 as compared to the same period in 2011 was due to an increase in the number of ventures in which we had interests. During the year ended December 31, 2012, we had interests in five unconsolidated entities for the entire year as compared to partial year in 2011.

The Intrawest Venture is working with the Canada Revenue Authority to resolve an assessment and other matters related to one of its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $14.6 million, however, it believes the more likely than not resolution will be approximately $1.3 million. As such, an accrual of $1.3 million has been reflected in the financial information for the Intrawest Venture.

Distribution Reinvestment Plan. In 2011 we completed our final offering and filed a registration statement on Form S-3 under the Securities Act of 1933, as amended, to register the sale of up to an additional $250 million (26.3 million shares of common stock) under our DRP. Shares were originally sold under the DRP at a price of $9.50 per share, representing a 5% discount from our public offering price of $10.00. In August 2012, DRP shares were offered at $6.95, which represented a 5% discount to our estimated NAV of $7.31 per share. During the years ended December 31, 2013, 2012 and 2011, we raised approximately $54.9 million, $69.0 million and $83.5 million, respectively through the DRP. In March 2014, our Board of Directors approved a revised estimate of NAV of $6.85 per share as of December 31, 2013 and amended the DRP so that shares under our DRP would be sold at the new estimated NAV per share of $6.85 rather than a discount to the NAV.

Indebtedness. We have borrowed and intend to continue to borrow money to acquire properties, fund ongoing enhancements to our portfolio, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow, money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of December 31, 2013, our leverage ratio, calculated as total indebtedness over total assets, was 44.6% (48.1% including our share of unconsolidated assets and debts).

As of December 31, 2013 and 2012, our indebtedness consisted of the following (in thousands):

	December 31,
	2013	2012
Mortgages payable
Fixed rate debt	$446,816	$461,926
Variable rate debt (1)	278,950	152,710
Discount	(174)	(234)
Sellers financing
Fixed rate debt	34,600	34,600

Total mortgages and other notes payable	760,192	649,002

Line of credit	50,000	95,000

Senior notes	396,550	396,550
Discount	(2,131)	(2,450)

Total notes	394,419	394,100

Total indebtedness	$1,204,611	$1,138,102

FOOTNOTE:

(1)	Amount includes variable rate debt of approximately $126.7 million and $131.7 million as of December 31, 2013 and 2012, respectively that has been swapped to fixed rates.

In July 2012, a lender’s deposit was escrowed in the amount of approximately $11.2 million, of which the entire amount was released to us during the year ended December 31, 2013.

For the years ended December 31, 2013, 2012 and 2011, we received proceeds from indebtedness of approximately $231.3 million, $322.3 million and $513.5 million, respectively, and prepaid or made scheduled principal payments of approximately $163.8 million, $109.7 million and $262.8 million, respectively. In 2014, we have approximately $173.9 million maturing and we plan to refinance debts as they mature or deleverage with the proceeds of asset sales.

As of December 31, 2013, certain of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total assets ratio and limitations on distributions. In addition, under the terms of the indenture governing our senior notes which place certain limitations on us and certain of our subsidiaries, cash distributions may not exceed 95% of the adjusted funds from operations as defined. See Item 8. “Financial Statements and Supplementary Data – Note 10. Indebtedness” for additional covenants relating to our senior notes. We were in compliance with all applicable provisions as of December 31, 2013. Our other long-term borrowings are not subject to any significant financial covenants.

In February 2014, we obtained a $40.0 million loan with an existing third-party lender. The loan bears interest at 30-day LIBOR plus 3.50% with a 1.50% LIBOR floor and matures in April 2017. This is a supplement to one of our existing loans with a principal outstanding balance of approximately $100.7 million which is collateralized by six ski and mountain lifestyle properties. The terms of the existing loan remain the same.

See “Item 8. Financial Statements and Supplementary Data — Note 11. Indebtedness” for additional information including the loan terms and the schedule of future principal payments and maturities for all indebtedness as of December 31, 2013.

See also “Off Balance Sheet and Other Arrangements—Borrowings of Our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

Distributions. We declare and pay distributions on a quarterly basis. The amount of distributions declared to our stockholders is determined by our Board of Directors and is dependent upon a number of factors, including:

•	Sources of cash available for distribution such as expected cash flows operating activities, FFO, MFFO and Adjusted EBITDA on a rolling 12 months basis;

•	The proportion of distributions paid in cash compared to the amount being reinvested through our DRP;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

We have and may continue to use borrowings and proceeds from our DRP to fund a portion of our distributions in order to avoid distribution volatility. For the years ended December 31, 2013, 2012 and 2011, we declared and paid distributions to our stockholders of approximately $135.5 million, $163.7 million and $188.4 million, respectively. Our cash flows from operating activities covered 100.0% of distributions paid for the year ended December 31, 2013. The shortfall in cash flows from operating activities versus distributions paid for the year ended December 31, 2012 and 2011 was 46.3% and 55.9%, respectively. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” – “Distributions” for additional information.

For the year ended December 31, 2013, approximately 29.3% of the distributions paid to stockholders were considered capital gain as a result of the gain on the sale of our three unconsolidated senior housing joint ventures and approximately 70.7% were considered a return of capital to stockholders for federal income tax purposes. For both of the years ended December 31, 2012 and 2011, approximately 0.0% of the distributions paid to stockholders were considered taxable income and approximately 100.0% were considered a return of capital to stockholders for federal income tax purposes. Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2013 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2014. No amounts distributed to stockholders for the years ended December 31, 2013, 2012 and 2011 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Common Stock Redemptions. We redeem shares pursuant to our redemption plan, which is designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. There is currently a sizable backlog and a waiting list for redemption requests and stockholders will likely wait a long period of time to have their shares redeemed, if ever. Redeemed shares are considered retired and will not be reissued. For the years ended December 31, 2013, 2012 and 2011, redemptions were approximately $12.0 million (1.6 million shares), $9.6 million (1.2 million shares) and $30.0 million (3.1 million shares), respectively. Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities” — “Redemption of Shares” for additional information.

Acquisitions and Capital Expenditures. During the years ended December 31, 2013, 2012 and 2011, we acquired 11, 11 and 12 properties for an aggregate purchase price of approximately $244.9 million, $190.2 million and $149.7 million, respectively.

During the year ended December 31, 2013, 2012 and 2011, we funded approximately $70.2 million, $69.7 million and $42.3 million, respectively, in capital improvements at our properties.

Stock Issuance Costs and Other Related Party Arrangements. Our chairman of the board indirectly owns a controlling interest in CNL Financial Group Inc., our sponsor and an affiliate of CNL Securities Corp., the managing dealer of our common stock offerings (the “Managing Dealer”). The Managing Dealer received fees and compensation in connection with our common stock offerings, which were completed on April 9, 2011 and from our DRP. In addition, our Advisor receives fees and compensation in connection with the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $39.2 million, $42.7 million and $79.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Of these amounts, approximately $1.0 million and $1.0 million are included in due to affiliates in the accompanying consolidated balance sheets as of December 31, 2013 and 2012, respectively. Our Advisor and its affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our offering, acquisitions and operating activities. Reimbursable expenses for the years ended December 31, 2013, 2012 and 2011 were approximately $7.5 million, $8.4 million and $13.0 million, respectively.

In March 2014, our Advisor amended the advisory agreement, effective April 1, 2014, to eliminate acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce asset management fees to 0.075% monthly (or 0.90% annually) of average invested assets. Our Advisor will consider further reductions in the asset management fees if we have not materially begun to execute an exit event or events before April 1, 2015.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended December 31, 2013, 2012 and 2011, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $8.6 million and $5.5 million as of December 31, 2013 and 2012, respectively.

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

Allocation of Purchase Price for Real Estate Acquisitions. Upon the acquisition of real estate properties, we record the fair value of the tangible assets (consisting of land, buildings, improvements and equipment), intangible assets (consisting of in-place leases and above or below market lease values), assumed liabilities and any contingent liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is determined based on incorporating market participant assumptions, discounted cash flow models using appropriate capitalization rates, and our estimate reflecting the facts and circumstances of each acquisition. Acquisition fees and costs are expensed for acquisitions that are considered a business combination.

The fair value of the tangible assets of an acquired leased property is determined by various factors including the comparable land sale method and cost approach method which estimates the replacement cost new less depreciation and a go dark income approach on the building in which the building is assumed to be vacant.

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

Investment in Unconsolidated Entities. We account for our investment in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not maintain a controlling financial interest over these entities. These investments are recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entities. Based on the respective venture structures and preferences we receive on distributions and liquidation, we record our equity in earnings of the entities under the hypothetical liquidation book value (“HLBV”) method of accounting. Under this method, we recognize income or loss in each period as if the net book value of the assets in the ventures were hypothetically liquidated at the end of each reporting period following the provisions of the joint venture agreements. In any given period, we could be recording more or less income than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation. Our investment in unconsolidated entities is accounted for as an asset acquisition in which acquisition fees and expenses are capitalized as part of the basis in the investment in unconsolidated entities. The acquisition fees and expenses create an outside basis difference that are allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences are then amortized as a component of equity in earnings (loss) of unconsolidated entities.

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

Impairment of Real Estate Assets. Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance, general market conditions and significant changes in the manner of use or estimated holding period of our real estate assets or the strategy of our overall business, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted operating cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, we would record an impairment provision to adjust the carrying value of the asset group to the estimated fair value of the property.

For real estate we indirectly own through an investment in a joint venture, tenant-in-common interest or other similar investment structure which is accounted for under the equity method, when impairment indicators are present, we compare the estimated fair value of its investment to the carrying value. An impairment charge will be recorded to the extent the fair value of its investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

The estimated fair values of unconsolidated entities are based upon a discounted cash flow model that includes all estimated cash inflows and outflows over the expected holding period. The capitalization rates and discounted rates utilized in the model are based upon rates that we believe to be within a reasonable range of current market rates for the underlying properties.

Real Estate Dispositions. When real estate is disposed of, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases are removed from the accounts and gains and losses from the disposition are reflected in the consolidated statements of operations. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance with the Financial Accounting Standards Board (“FASB”) guidance included in Real Estate Sales, provided that various criteria relating to the terms of sale and subsequent involvement by us with the properties are met. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sale of real estate. As of December 31, 2013, we deferred gains on two of our real estate dispositions as a result of making loans to the buyers financing a portion of the sales price.

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

Revenue Recognition. For properties subject to operating leases, rental revenue is recorded on a straight-line basis over the terms of the leases. Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and theme park operations, resident rental fees and services, and other service revenues. Such revenues, excluding membership dues, are recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. For mortgages and other notes receivable, interest income is recognized on an accrual basis when earned, except for loans placed on non-accrual status, for which interest income is recognized when received. Any deferred portion of contractual interest is recognized on a straight-line basis over the term of the corresponding note. Loan origination fees charged and acquisition fees incurred in connection with the making of loans are recognized as interest income, and a reduction in interest income, respectively over the term of the notes.

Mortgages and Other Notes Receivables. Mortgages and other notes receivable are stated at the principal amount outstanding, net of deferred loan origination costs or fees. Loan origination and other fees received by us in connection with making the loans are recorded as reduction of the note receivable and amortized into interest income, using the effective interest method, over the term of the loan. Acquisition fees and costs in connection with making the loans are capitalized and recorded as part of the mortgages and other notes receivable balance and amortized as a reduction of interest income over the term of the notes.

We evaluate impairment on our mortgages and other notes receivable on an individual loan basis which includes, current information and events, periodic visits and quarterly discussions on the financial results of the properties being collateralized and the financial stability of the borrowers who are also tenants or third-party managers for certain properties in our real estate portfolio. We review each loan to determine the risk of loss and whether the individual loan is impaired and whether an allowance is necessary. If allowance is necessary, we will reduce the carrying value of the loan accordingly and record a corresponding charge to net income (loss). The credit quality of our borrowers is primarily based on their payment history on an individual loan basis, and, as such, we do not assign our mortgages and other note receivable in credit quality categories.

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

Mortgages and other notes payable. Mortgages and other notes payable, other than those assumed in an acquisition, are recorded at the stated principal amount and are generally collateralized by our lifestyle properties with monthly interest only and/or principal payments. A loan that is accounted for as a troubled debt restructuring is recorded at the present value of future cash payments, which includes principal and interest, specified by the new terms. We have and may undergo a troubled debt restructuring if management determines that the underlying collateralized properties are not performing to meet debt service. In order to qualify as a troubled debt restructuring, the following must apply: (i) the underlying collateralized property value decreased as a result of the economic environment, (ii) transfer of an asset (cash) to partially satisfy the loan has occurred and (iii) new loan terms decrease the effective interest rate and extend the maturity date. The difference between the future cash payments specified by the new terms and the carrying value immediately preceding the restructure is recorded as gain on extinguishment of debt.

Impact of recent accounting pronouncements

See Item 8. “Financial Statements and Supplementary Data” — Note 2. “Significant Accounting Policies” for additional information about the impact of recent accounting pronouncements.

Results of Operations

As of December 31, 2013, 2012 and 2011, we had invested in 144, 179 and 171 properties respectively, through the following investment structures:

	December 31,
	2013	2012	2011
Wholly-owned:
Leased properties	72	73	88
Managed properties (1)(2)	63	55	32
Unimproved land	1	1	1
Unconsolidated joint ventures: (3)
Leased properties	8	14	14
Managed properties	—	36	36

	144	179	171

FOOTNOTES:

(1)	As of December 31, 2013, wholly-owned managed properties are as follows:

	December 31,
	2013	2012	2011
Ski & Mountain Lifestyle	1	1	1
Golf	13	13	2
Attractions	15	18	18
Senior housing	20	20	10
Marinas	13	2	—
Additional lifestyle	1	1	1

	63	55	32

(2)	Under certain applicable tax regulations, properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of December 31, 2013, 2012 and 2011, 38, 30 and 17 properties were temporarily managed and 25, 25 and 15 properties were indefinitely managed under management agreements, respectively.
(3)	In July 2013, we completed the sale of 42 properties held through three unconsolidated joint ventures. As of December 31, 2013, seven properties held through one unconsolidated joint ventures are expected to be sold in 2014. See “Distributions from Unconsolidated Entities” for additional information.

Year ended December 31, 2013 compared to Year ended December 31, 2012

Rental income from operating leases. Rental income for the year ended December 31, 2013 increased by approximately $3.6 million as compared to the same period in 2012. The increase is primarily attributable to properties acquired during 2013 which consisted of two attraction properties and nine senior housing properties and an increase in capital reserve income (which is generally a percentage of gross revenue) on our ski and mountain lifestyle properties as a result of an improved 2012/2013 ski season. The increase was partially offset by a reduction in rental income from marinas properties since we did not record the full amount of rent during 2013 in anticipation of transitioning to new managers (see “Liquidity and Capital Resources — Operator Transitions and Lease Terminations” above for additional information). The increase was also partially offset by the transition of certain golf properties from leased to managed structures during 2012. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands):

	For the Year Ended December 31,
Properties Subject to Operating Leases	2013	2012	$ Change	% Change
Ski and mountain lifestyle	$96,326	$93,079	$3,247	3.5%
Golf	29,001	31,009	(2,008)	-6.5%
Attractions	19,088	15,383	3,705	24.1%
Senior housing	3,301	—	3,301	n/a
Marinas	15,526	20,211	(4,685)	-23.2%

Total	$163,242	$159,682	$3,560	2.2%

As of December 31, 2013 and 2012, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.5% and 8.6%, respectively. The decrease in the weighted average lease rate was primarily attributable to the transition of 11 marinas properties from leased to managed structure which was completed during the fourth quarter of 2013. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and theme park operations, residential fees at our senior housing properties and other service revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the years ended December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2013	2012	$ Change	% Change
Ski & Mountain Lifestyle	$51,018	$46,437	$4,581	9.9%
Golf	33,185	23,862	9,323	39.1%
Attractions	178,696	178,188	508	0.3%
Senior housing	68,946	50,946	18,000	35.3%
Marinas	4,594	430	4,164	968.4%

Total	$336,439	$299,863	$36,576	12.2%

As of December 31, 2013 and 2012, we had a total of 63 and 55 managed properties, respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to (i) the acquisition of ten senior housing properties during the second and fourth quarters of 2012, (ii) the transition of certain golf facilities from leased to managed structures which was completed during the first and third quarters of 2012, (iii) the transition of 11 marinas properties from leased to managed structures which was completed in the fourth quarter of 2013 and (iii) an increase at the Omni Mount Washington Resort, our only ski property under a managed structure, as a result of a strong 2012/2013 ski season.

Interest income on mortgages and other notes receivable. Interest income on mortgages and other notes receivable was approximately $13.1 million and 13.0 million for the year ended December 31, 2013 and 2012, respectively.

Property operating expenses. Property operating expenses from managed properties increased primarily due to the property acquisitions during the second and fourth quarters of 2012, golf facilities and marinas properties that were transitioned from leased to managed structures and a strong 2012/2013 ski season at our ski and mountain lifestyle properties. See “Property operating revenues” above for additional information. The following information summarizes the expenses of our properties that are operated by third-party managers for the years ended December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2013	2012	$ Change	% Change
Ski & Mountain Lifestyle	$44,847	$42,420	$2,427	5.7%
Golf	26,937	21,457	5,480	25.5%
Attractions	139,426	139,845	(419)	-0.3%
Senior housing	46,324	34,630	11,694	33.8%
Marinas	4,528	626	3,902	623.3%

Total	$262,062	$238,978	$23,084	9.7%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the years ended December 31, 2013 and 2012, asset management fees to our Advisor were approximately $34.7 million and $35.7 million, respectively. The decrease in such fees is due to the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures as discussed above offset, in part by, additional real estate properties acquired in 2013. We expect a decrease in asset management fees during 2014 due to the fact that effective April 1, 2014, the asset management fees will be reduced to 0.075% monthly (or 0.90% annually) of average invested assets. See “Stock Issuance Costs and Other Related Party Arrangements” above for additional information.

General and administrative. General and administrative expenses totaled approximately $18.6 million and $18.7 million for the years ended December 31, 2013 and 2012, respectively.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the years ended December 31, 2013 and 2012, ground lease and land permit fees were approximately $15.4 million and $14.5 million, respectively, of which approximately $10.4 million and $10.1 million, respectively, represents the corresponding equivalent revenues in rental income from operating leases. The increase in such fees is primarily attributable to an increase in gross revenues of our ski and mountain lifestyle properties.

Acquisition fees and costs. Acquisition fees are paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and are generally 3% of gross offering proceeds including proceeds from our DRP. Acquisition fees and costs totaled approximately $3.1 million and $4.5 million for the years ended December 31, 2013 and 2012, respectively. The decrease is primarily due to the reduction in the proceeds received through our DRP due to lowering the distribution rate in August 2012. We expect a reduction in the acquisition fee paid on DRP proceeds as a result of the amended advisory agreement effective April 1, 2014 discussed above.

Other operating expenses. Other operating expenses totaled approximately $6.8 million and $8.7 million for the years ended December 31, 2013 and 2012, respectively. The decrease is primarily attributable to lower taxes assessed for properties that were transitioned from leased to managed structures in 2012. The decreases were partially offset by an increase in repair and maintenance expenses.

Bad debt expense. Bad debt expense was approximately $6.3 million and $5.5 million for the years ended December 31, 2013 and 2012, respectively. The increase is primarily attributable to the establishment of reserves of uncollectible past due rents on two of our marinas tenants as compared to one golf tenant in 2012.

Impairment provision. Impairment provisions were approximately $248.2 million and $10 thousand for the years ended December 31, 2013 and 2012, respectively. During the year ended 2013, we determined that the carrying values of certain properties exceeded their realizable values as described above. See “Impairment” for additional information.

Interest and other income (expense). Interest and other income (expense) was approximately $0.3 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively.

(Gain) Loss on lease terminations. (Gain) Loss on lease terminations was approximately $(2.7) million and $25.2 million for the years ended December 31, 2013 and 2012, respectively. As described above in “Operator Transitions and Lease Terminations”, during 2013, we recorded a gain on lease terminations of approximately $3.8 million as a result of terminating our lease related to an attractions property in Hawaii in exchange for receiving the Wet ‘n Wild trade name. This gain was partially offset by the $1.1 million loss on lease termination from transitioning 11 marinas properties to new operators as a result of the former tenant defaulting under the terms of its leases. During 2012, in anticipation of transitioning these and four other marinas properties to new tenants or managers, we recorded loss on lease terminations of approximately $20.2 million to write-off deferred rent and lease intangible assets.

Loan loss provision. Loan loss provisions were approximately $3.1 million and $1.7 million for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we recorded loan loss provisions of approximately $1.8 million relating to one ski loan as a result of a proposed restructure where we will provide payment concessions to the borrower. In addition, we expect to foreclose on an attractions property that serves as collateral on one of our other existing loans. We also recorded a loan loss provision of approximately $1.3 million during 2013 based on the estimated fair value of the collateral. During 2012, we recorded a loan loss provision as result of a troubled debt restructuring on a note receivable from one of our golf tenants where we restructured their loan.

Depreciation and amortization. Depreciation and amortization expense was approximately $147.0 million and $132.2 million for the years ended December 31, 2013 and 2012, respectively. The increase is primarily due to new properties acquired subsequent to December 31, 2012.

Bargain purchase gain. Bargain purchase gain was approximately $2.7 million for the year ended December 31, 2013. This gain relates to the newly acquired attractions property where the fair value of the net assets acquired exceeded the consideration transferred. The excess resulted from the fact that the seller did not widely market the property for sale and was motivated to sell because the property was deemed an outlier from the other investments owned by the seller.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $70.8 million and $66.8 million for the years ended December 31, 2013 and 2012, respectively. The increase is primarily attributable to the additional long-term debt obtained subsequent to December 31, 2012.

Gain from sale of unconsolidated entities. Gain from sale of unconsolidated entities was approximately $55.4 million for the year ended December 31, 2013. This gain relates to the sale of our interests in the 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III ventures in July 2013. See “Distributions from Unconsolidated Entities” above for additional information. There was no sale of unconsolidated entities during the year ended December 31, 2012.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2013	2012	$ Change	% Change
DMC Partnership	$10,912	$8,962	$1,950	21.8%
Intrawest Venture	3,924	(4,238)	8,162	192.6%
CNLSun I Venture	(1,804)	(936)	(868)	-92.7%
CNLSun II Venture	(509)	(937)	428	45.7%
CNLSun III Venture	(822)	2,670	(3,492)	-130.8%

Total	$11,701	$5,521	$6,180	111.9%

Equity in earnings of unconsolidated entities was approximately $11.7 million and $5.5 million for the years ended December 31, 2013 and 2012, respectively. The change is primarily attributable to an impairment provision of approximately $4.5 million recorded for the year ended December 31, 2012 as a result of an impairment analysis performed in connection with the marketing of seven retail destination properties for sale where it was determined that the carrying value of one of the Intrawest Venture properties was higher than the expected net sales proceeds. In addition, the Intrawest Venture stopped recording depreciation and amortization expenses during the fourth quarter of 2012 due to the venture’s decision to market its properties for sale. Also, the DMC Partnership incurred approximately $2.3 million in acquisition costs during the third quarter of 2012 relating to a potential acquisition that was ultimately not pursued. The increases were offset by the impact of the sale of our interest in 42 senior housing properties held through CNLSun I, CNLSun II and CNLSun III Ventures in July 2013. See “Distributions from Unconsolidated Entities” above for additional information. In 2014, our equity in earnings from unconsolidated entities is expected to decrease further due to the expected sale of the seven Intrawest Venture village retail properties.

Loss from discontinued operations. Loss from discontinued operations was approximately $22.0 million and $2.9 million for the years ended December 31, 2013 and 2012, respectively. In December 2013, we decided to sell our multi-family residential property, and evaluated the property for impairment. We determined that the carrying value was unrecoverable when compared to the estimated fair value less costs to sell based on the expected third-party sale price and recorded an impairment provision of approximately $18.5 million for the year ended December 31, 2013. In addition, we recorded an impairment provision on an attraction property that was classified as held for sale of approximately $2.8 million. For the year ended December 31, 2013, the increase in loss from discontinued operations was offset by a gain of approximately $2.4 million recorded from the sale of our attraction and additional lifestyle properties. As described above in “Impairments”, in March 2014, our management approved a plan to market and sell our golf portfolio and as a result, will show the operating results of the golf portfolio in discontinued operations during 2014 and for all comparative periods presented.

Net loss and loss per share of common stock. The Company had a net loss of $252.5 million and $76.1 million for the years ended December 31, 2013 and 2012, respectively. The increase in loss is primarily attributable to an impairment provision recorded on several properties as well as an increase interest expense and loan cost amortization. The increases were partially offset by (i) the recording of a gain in connection with the sale of our interests in 42 senior housing properties that were held through three unconsolidated joint ventures, (ii) an increase in rental income from leased properties and net operating income from managed properties related to properties acquired during 2012 and 2013, (ii) an increase in “same-store” rental income from leased properties and net operating income from managed properties primarily relating to our senior housing properties and ski and mountain lifestyle properties as a result of a strong 2012/2013 ski season, and (iii) a decrease in asset management fees, acquisition fees and expenses, other operating expenses and loss on lease terminations.

Year ended December 31, 2012 compared to Year ended December 31, 2011

Rental income from operating leases. Rental income for the year ended December 31, 2012 decreased by approximately $4.9 million as compared to 2011 primarily due to the conversion of 12 golf facilities and two marinas properties from a leased structure to a managed structure during the year ended December 31, 2012. In addition, we reduced base lease rates on 32 of our golf properties that were operated by one of our tenants in connection with restructuring their leases in April 2012. This was offset in part by rental income from a new attractions property acquired in June 2012. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands):

	For the Year Ended December 31,
Properties Subject to Operating Leases	2012	2011	$ Change	% Change
Ski and mountain lifestyle	$93,079	$90,717	$2,362	2.6%
Golf	31,009	41,194	(10,185)	-24.7%
Attractions	15,383	11,270	4,113	36.5%
Marinas	20,211	21,409	(1,198)	-5.6%

Total	$159,682	$164,590	$(4,908)	-3.0%

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

Property operating revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the years ended December 31, 2012 and 2011 (in thousands):

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2012	2011	$ Change	% Change
Ski & Mountain Lifestyle	$46,437	$45,520	$917	2.0%
Golf	23,862	10,639	13,223	124.3%
Attractions	178,188	167,166	11,022	6.6%
Senior housing	50,946	8,867	42,079	474.6%
Marinas	430	—	430	n/a

Total	$299,863	$232,192	$67,671	29.1%

As of December 31, 2012 and 2011, we had a total of 55 and 32 managed properties, respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to (i) us entering the senior housing space in 2011 with 10 acquisitions that generated revenues for a full year in 2012 as compared to a partial year in 2011 and the acquisition of ten senior housing properties during the year end December 31, 2012, (ii) the transition of two marinas properties and 12 golf facilities from leased to managed structures which was completed during the first quarter and third quarter of 2012, (iii) an increase in visitation and per capita spending at the attractions properties as a result of favorable weather and (iv) an increase in visitation at our Ski & Mountain Lifestyle properties, an additional lifestyle property, due to great natural snowfall enhanced by our investment in snowmaking infrastructures.

Interest income on mortgages and other notes receivable. Interest income on mortgages and other notes receivable was approximately $13.0 million for both years ended December 31, 2012 and 2011.

Property operating expenses. Property operating expenses from managed properties increased primarily attributable to us entering the senior housing space and acquiring 10 properties in 2011 that generated expenses for a full year in 2012 and partial year in 2011, the acquisition of 10 senior housing properties during the year ended December 31, 2012 and the transition of two marinas properties and certain golf facilities from leased to managed structure which were completed during the first quarter of 2012 and third quarter of 2012. The following information summarizes the expenses of our properties that are operated by third-party managers for the years ended December 31, 2012 and 2011 (in thousands):

	For the Year Ended December 31,

Properties Operated by Third-Party Managers	2012	2011	$ Change	% Change
Ski & Mountain Lifestyle	$42,420	$41,953	$467	1.1%
Golf	21,457	9,942	11,515	115.8%
Attractions	139,845	135,451	4,394	3.2%
Senior housing	34,630	6,370	28,260	443.6%
Marinas	626	—	626	n/a

Total	$238,978	$193,716	$45,262	23.4%

Asset management fees to advisor. For the years ended December 31, 2012 and 2011, asset management fees to our Advisor were approximately $35.7 million and $31.8 million, respectively. The increase in such fees was due to an increase in invested assets from the acquisition of additional real estate properties during the year ended December 31, 2012.

General and administrative. General and administrative expenses totaled approximately $18.7 million and $16.2 million for the years ended December 31, 2012 and 2011, respectively. The increase was primarily attributable to higher accounting and legal personnel charges of affiliates of our Advisor as a result of an increase in the number of managed properties which require higher levels of administrative, legal and professional services.

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

Other operating expenses. Other operating expenses totaled approximately $8.7 million and $6.6 million for the years ended December 31, 2012 and 2011, respectively. The increase was primarily attributable to estimated repair costs net of insurance proceeds on two marinas properties that were damaged from Hurricane Sandy and an increase in additional expenses relating to the properties that were converted to managed structure due to lease terminations during 2012 offset by a reduction in repair and maintenance expenses. Repair and maintenance expenses during 2011 were higher due to deferred maintenance by former tenants who defaulted on their leases.

Bad debt expense. Bad debt expense was approximately $5.5 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively. The increase was primarily attributable to the write-off of past due rents that were deemed uncollectible relating to leases with some of our golf and marinas tenants that were amended and leases that were terminated.

Loss on lease terminations. Loss on lease terminations were approximately $25.2 million and $7.2 million for the years ended December 31, 2012 and 2011, respectively. The change was primarily attributable to the write-off of higher amounts of deferred rents and intangible in-place lease assets on the golf leases that were terminated during the year ended December 31, 2012 and the two marinas tenants that experienced financial difficulties where we anticipated transitioning the properties to new tenants or managers which was completed in 2013.

Loan loss provision. Loan loss provision was approximately $1.7 million for the year ended December 31, 2012 as a result of a troubled debt restructuring on a note receivable from one of our golf tenants where we restructured their loan. We had no loan loss provision for the year ended December 31, 2011.

Impairment provision. Impairment provision was approximately $10 thousand and $3.2 million for the years ended December 31, 2012 and 2011, respectively. During the year ended 2011, we determined that the carrying value of one golf facility was not recoverable.

Depreciation and amortization. Depreciation and amortization expenses were approximately $132.2 million and $119.2 million for the years ended December 31, 2012 and 2011, respectively. The increase was primarily due to additional properties acquired and increases in capital improvements on our existing properties during the year ended December 31, 2012.

Interest and other income (expense). Interest and other income (expense) were approximately $1.2 million and $(0.2) million for the years ended December 31, 2012 and 2011, respectively. The change was primarily due to membership fees earned for certain of our golf facilities in 2012. During 2011, we did not record any membership fees earned.

Interest expense and loan cost amortization. Interest expense and loan cost amortization were approximately $66.8 million and $58.5 million for the years ended December 31, 2012 and 2011, respectively. The increase was primarily attributable to the issuance of our senior notes in April 2011 and additional long-term debt obtained during the year ended December 31, 2012.

Loss on extinguishment of debt. Loss on extinguishment of debt was approximately $4 thousand and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	For the Year Ended December 31,

	2012	2011	$ Change
DMC Partnership	$8,962	$10,805	$(1,843)
Intrawest Venture	(4,238)	776	(5,014)
CNLSun I Venture	(936)	(8,404)	7,468
CNLSun II Venture	(937)	(1,102)	165
CNLSun III Venture	2,670	(1,053)	3,723

Total	$5,521	$1,022	$4,499

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

Loss from discontinued operations. Losses from discontinued operations were approximately $2.9 million and $17.1 million for the years ended December 31, 2012 and 2011, respectively. In anticipation of selling certain golf properties in 2011, we evaluated the carrying value of the golf properties and determined that the carrying value was not recoverable and we recorded impairment provisions of approximately $13.7 million in 2011.

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

Other

Funds from Operations and Modified Funds From Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT, promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards approved by the Board of Governors of NAREIT. NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, real estate impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value of the property. We believe that, because real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income or loss. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or loss in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses for business combinations from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses as items that are expensed under GAAP and accounted for as operating expenses. Our management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. Due to the above factors and other unique features of publicly registered, non-listed REITs, the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we acquired our properties and once our portfolio is in place. By providing MFFO, we believe it is presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to the write-off of deferred rent receivables and other lease-related assets as well as amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); accretion of discounts and amortization of premiums on debt investments, eliminations of adjustments relating to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income or loss, mark-to-market adjustments included in net income or loss; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, and unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all of our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from our subscription proceeds and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different non-listed REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way and as such comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of its liquidity, or indicative of funds available to fund cash needs including our ability to make distributions to stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value or based on an estimated net asset value. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. FFO and MFFO are not useful measures in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO and MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust its calculation and characterization of FFO or MFFO.

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2013, 2012 and 2011 (in thousands except per share data).

	Year Ended December 31,
	2013	2012	2011
Net loss	$(252,539)	$(76,073)	$(69,610)
Adjustments:
Depreciation and amortization (1)	150,311	135,557	123,084
Impairment of real estate assets (1) (8)	211,443	680	16,870
Gain on sale of real estate investment (1)	(2,384)	(288)	(1,104)
Gain on sale of unconsolidated entites (7)	(55,394)	—	—
Net effect of FFO adjustment from unconsolidated entities (2)	15,752	37,862	20,316

Total funds from operations	67,189	97,738	89,556

Acquisition fees and expenses (3)	3,141	4,450	11,168
Straight-line adjustments on leases and notes receivable (1) (4)	(6,014)	(14,736)	(22,053)
Amortization of above/below market intangible assets and liabilities (1)	1,383	607	(8)
Loss from early extinguishment of debt (5)	—	4	2,057
(Gains) write-off of lease related costs (1) (6)	54,204	23,669	7,670
Loan loss provision	3,104	1,699	—
Contingent purchase consideration	—	—	(747)
Accretion of discounts/amortization of premiums for debt investments	12	645	1,056
MFFO adjustments from unconsolidated entities (2)
Acquisition fees and expenses (3)	—	—	4,921
Straight-line adjustments for leases and notes receivable (4)	(160)	269	158
Prepayment penalty fees	—	—	2,266
Interest expense on old loan	—	—	603
Amortization of above/below market intangible assets and liabilities	52	(18)	(54)

Modified funds from operations	$122,911	$114,327	$96,593

Weighted average number of shares of common stock outstanding (basic and diluted)	318,742	312,309	302,250

FFO per share (basic and diluted)	$0.21	$0.31	$0.30

MFFO per share (basic and diluted)	$0.39	$0.37	$0.32

FOOTNOTES:

(1)	Includes amounts related to the properties that are classified as assets held for sale and for which the related results are classified as income (loss) from discontinued operations in the accompanying consolidated statements of operations.
(2)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.

(3)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expense relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(5)	(Gain) loss of extinguishment of debt includes legal fees incurred with the transaction, prepayment penalty fees and write-off of unamortized loan costs, as applicable.
(6)	Management believes that adjusting for gains or write-offs of lease related assets is appropriate because they are non-recurring non-cash adjustments that may not be reflective of our ongoing operating performance. In 2013, we recorded an impairment provision totaling $58.1 million for deferred rent from prior GAAP straight-lining adjustments and lease incentives which resulted from a change in our expected holding periods for those properties.
(7)	In July 2013, we completed the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures. See “Distributions from Unconsolidated Entities” for additional information.
(8)	The add back for impairment of real estate assets to arrive at FFO does not include approximately $58.1 million in impairments of deferred rent from prior GAAP straight-lining adjustments and lease incentives described in Footnote (6) above. While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Total FFO and FFO per share was approximately $67.2 million and $97.7 million or $0.21 and $0.31 for the years ended December 31, 2013 and 2012, respectively. The decrease in FFO and FFO per share is primarily attributable to (i) the recording of non-cash impairment provision related to deferred rent and lease incentives for certain properties primarily due to an expected change in our holding periods for those properties, (ii) a reduction in FFO contribution from unconsolidated entities primarily relating to the CNLSun I, CNLSun II, CNLSun III ventures as discussed above and (iii) an increase in interest expense and loan cost amortization. These factors decreasing FFO were partially offset by (i) an increase in rental income from leased properties and net operating income from managed properties related to properties acquired during 2013, (ii) an increase in “same-store” rental income from leased properties and net operating income from managed properties primarily relating to our senior housing properties and ski and mountain lifestyle properties as a result of a strong 2012/2013 ski season, (iii) a decrease in asset management fees, acquisition fees and expenses, other operating expenses and loss on lease terminations.

Total MFFO and MFFO per share was $122.9 million and $114.3 million or $0.39 and $0.37 for the years ended December 31, 2013 and 2012, respectively. The increase in MFFO and MFFO per share is primarily attributable to (i) an increase in rent payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) and net operating income from managed properties related to properties acquired during 2013, (ii) an increase in “same-store” rent payments from leased properties and net operating income from managed properties primarily relating to our senior housing properties and ski and mountain lifestyle properties as a result of a strong 2012/2013 ski season, and (iii) a decrease in asset management fees and other operating expenses. The increases were partially offset by a reduction in MFFO contribution from unconsolidated entities primarily relating to the CNLSun I, CNLSun II, CNLSun III ventures as discussed above and an increase in interest expense and loan cost amortization.

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

Total MFFO and MFFO per share was approximately $114.3 million and $96.6 million or $0.37 and $0.32 for the years ended December 31, 2012 and 2011, respectively. The increase in MFFO and MFFO per share was principally due to (i) an increase in net operating income from newly acquired managed properties and an increase in rent payments from two new leased properties (rental revenue excluding straight-line adjustments for GAAP) of approximately $19.4 million related to properties acquired during second half of 2011 through the end of 2012, (ii) an increase in net operating income from “same store” managed properties of approximately $9.7 million primarily relating to an increase in visitation and spending at our attractions properties, and (iii) an increase in MFFO contribution from unconsolidated entities of approximately $9.9 million primarily from our three senior housing ventures; offset by, (i) a reduction related to the transition of thirteen golf courses and two marinas properties from leases to managed structures whereby rent payments under leases in 2011 was $3.6 million more than net operating income under managed structures in 2012, (ii) a reduction in rental income of $0.9 million related to the 32 golf facilities as a result of lease modifications as well as the sale of four other golf facilities, and (iii) an increase in bad debt expense, interest expense and loan costs amortization and general and administrative expenses of approximately $15.6 million.

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(252,539)	$(76,073)	$(69,610)
Loss from discontinued operations	22,009	2,916	17,122
Interest and other (income) expense	(327)	(1,198)	216
Bargain purchase gain on acquisition of real estate (4)	(2,653)	—	—
Interest expense and loan cost amortization	70,762	66,825	58,469
Equity in earnings of unconsolidated entities (1)	(11,701)	(5,521)	(1,022)
Cash Distribution from unconsolidated entities (1)	26,769	36,743	25,891
Gain on sale of unconsolidated entities (3)	(55,394)	—	—
Loss from early extinguishment of debt	—	4	227
Depreciation and amortization	147,022	132,206	119,215
Loan loss provision	3,104	1,699	—
(Gain) loss on lease terminations	(2,705)	25,177	7,193
Impairment provision	248,268	10	3,199
Straight-line rent adjustments for leases and notes receivables (2)	(6,014)	(14,736)	(22,053)

Adjusted EBITDA	$186,601	$168,052	$138,847

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA above. For the year ended December 31, 2013, cash distributions from unconsolidated entities excludes approximately $5.3 million in return of capital. For the year ended December 31, 2012, cash distributions from unconsolidated entities excludes approximately $3.4 million in return of capital.
(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments and reflect the actual cash receipts received by us from our tenants and borrowers.

(3)	In July 2013, we completed the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures. See “Distributions from Unconsolidated Entities” above for additional information.
(4)	In connection with an acquisition of an attraction property, we recorded a bargain purchase gain as a result of the fair value of the net assets acquired exceeding the consideration transferred as discussed above.

Adjusted EBITDA was approximately $186.6 million and $168.1 million for the years ended December 31, 2013 and 2012, respectively. The increase in Adjusted EBITDA is primarily attributable (i) an increase in rent payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) and net operating income from managed properties related to properties acquired during 2013, (ii) an increase in “same-store” rent payment for leased properties and net operating income from managed properties primarily relating to our senior housing properties and ski and mountain lifestyle properties as a result of a strong 2012/2013 ski season, and (iii) a decrease in asset management fees and other operating expenses. The increases were partially offset by a decrease in cash distributions from unconsolidated entities due to the sale of our interests in three unconsolidated senior housing joint ventures and an increase in interest expense and loan cost amortization.

Adjusted EBITDA was approximately $168.1 million as compared to approximately $138.8 million for the years ended December 31, 2012 and 2011, respectively. Increase was primarily due to approximately $13.2 million increase in cash distributions from unconsolidated entities, offset by a reduction in net operating income in 2011 compared to rent payments received of approximately $7.5 million on the 17 attractions properties and one lifestyle property that were transitioned from leased properties to managed properties.

Off Balance Sheet and Other Arrangements

We have investments in unconsolidated entities that own and lease real estate: the Intrawest Ventures at 80.0% and the DMC Partnership at 82.0%. In connection with the sale of our interests in 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III ventures, the indebtedness held in each of the aforementioned ventures with an aggregate outstanding principal balance of approximately $659.5 million, as of July 1, 2013, was assumed by Health Care REIT, Inc. Our equity in earnings from unconsolidated entities for the years ended December 31, 2013, 2012 and 2011 contributed approximately $11.7 million, $5.5 million and $1.0 million, respectively, to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the annual payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages. Below is a schedule of our unconsolidated entities and its outstanding debt (in thousands):

				Principal Balance at December 31,
Unconsolidated Entity	Date of Agreement	Maturity Date	Interest Rate	2013	2012
Intrawest U.S. Venture	12/3/2004	6/1/2015	5.8%	$36,955	$38,262
Intrawest Canadian Venture (1)	12/3/2004	1/11/2015	5.8%	33,337	35,440
DMC Partnership	8/2/2004	9/1/2014	6.0%	119,270	122,531
DMC Partnership	8/28/2012	9/1/2014	LIBOR + 2.6%	12,590	12,897

				$202,152	$209,130

FOOTNOTE:

(1)	Converted from Canadian dollars to U.S. dollars at the exchange rate in place as of the end of the year.

The DMC Partnership is currently in the process of refinancing it loans and are expected to be completed in advance of the September 2014 maturity dates.

The Intrawest Venture decided to pursue the sale of its seven retail destination properties to third–party buyers and has classified its properties as assets held for sale. The Intrawest Venture plans to pay down the debt upon the sale of the properties.

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

Commitments, Contingencies and Contractual Obligations

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of December 31, 2013:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1			More than
	year	Years 1-3 (4)	Years 3-5	5 years	Total
Mortgages and other notes payable
(principal and interest) (1)	$205,866	$302,345	$291,721	$57,252	$857,184
Senior notes (principal and interest)	28,750	57,500	57,500	404,935	548,685
Line of credit (principal and interest) (1)	1,875	51,406	—	—	53,281
Obligations under operating leases (2)	15,677	31,204	31,008	224,815	302,704

Total	$252,168	$442,455	$380,229	$687,002	$1,761,854

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve.
(2)	This line item represents obligations under ground leases, concession holds and land permits of which the majority are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1			More than
	year	Years 1-3 (4)	Years 3-5	5 years	Total
Capital improvements (1)	$799	$4,500	$—	$—	$5,299

FOOTNOTE:

(1)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our fixed rate mortgage and other notes receivable, which totaled $118.0 million and $124.7 million at December 31, 2013 and 2012, respectively, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $112.2 million and $119.3 million at December 31, 2013 and 2012, respectively.

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value (1)
Fixed-rate debt	$52,094	$17,831	$88,588	$164,776	$109,611	$445,066	$877,966	$886,906
Variable-rate debt (2)	121,760	89,562	109,980	412	437	6,799	328,950	327,269

	$173,854	$107,393	$198,568	$165,188	$110,048	$451,865	$1,206,916	$1,214,175

	2014	2015	2016	2017	2018	Thereafter	Total
Weighted average fixed interest rate of maturities	8.16%	5.84%	6.28%	6.06%	5.04%	6.87%	6.49%
Average interest rate on variable debt (3)	LIBOR or	LIBOR or	LIBOR or	LIBOR or	LIBOR +	LIBOR +
	CDOR +	CDOR +	CDOR +	CDOR +	3.48%	3.25%
	3.24%	3.27%	2.80%	3.48%

FOOTNOTES:

(1)	The fair value of our fixed-rate and variable-rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2013. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of December 31, 2013, some of our variable-rate debt in mortgages and notes payable were hedged.
(3)	The 30-day CDOR rate was approximately 1.2% at December 31, 2013. The 30-day LIBOR rate was approximately 0.2% at December 31, 2013.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.9 million for the year ended December 31, 2013. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

CNL Lifestyle Properties, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Lifestyle Properties, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations, comprehensive losses and their cash flows for the years ended December 31, 2013, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) 2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Orlando, Florida
March 31, 2014

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2013	2012
ASSETS

Real estate investment properties, net (including $184,306 and $207,516 related to consolidated variable interest entities, respectively)	$2,068,973	$2,176,357
Investments in unconsolidated entities	132,324	287,339
Mortgages and other notes receivable, net	117,963	124,730
Assets held for sale, net	90,794	5,743
Cash	71,574	73,224
Deferred rent and lease incentives	57,378	109,507
Other assets	52,310	63,655
Restricted cash	51,335	40,316
Intangibles, net	36,922	35,457
Accounts and other receivables, net	21,080	21,700

Total Assets	$2,700,653	$2,938,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $87,095 and $80,481 related to non-recourse debt of consolidated variable interest entities, respectively)	$760,192	$649,002
Senior notes, net of discount	394,419	394,100
Other liabilities	76,816	47,445
Line of credit	50,000	95,000
Accounts payable and accrued expenses	49,823	40,064
Due to affiliates	1,025	986

Total Liabilities	1,332,275	1,226,597

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 345,114 and 337,213 shares issued and 322,627 and 316,371 shares outstanding as of December 31, 2013 and 2012, respectively	3,226	3,164
Capital in excess of par value	2,846,265	2,803,346
Accumulated deficit	(401,985)	(149,446)
Accumulated distributions	(1,073,422)	(937,972)
Accumulated other comprehensive loss	(5,706)	(7,661)

Total Stockholders’ Equity	1,368,378	1,711,431

Total Liabilities and Stockholders’ Equity	$2,700,653	$2,938,028

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income from operating leases	$163,242	$159,682	$164,590
Property operating revenues	336,439	299,863	232,192
Interest income on mortgages and other notes receivable	13,120	12,997	12,963

Total revenues	512,801	472,542	409,745

Expenses:
Property operating expenses	262,062	238,978	193,716
Asset management fees to advisor	34,683	35,725	31,802
General and administrative	18,591	18,668	16,151
Ground lease and permit fees	15,356	14,482	14,575
Acquisition fees and costs	3,141	4,450	11,168
Other operating expenses	6,791	8,684	6,551
Bad debt expense	6,331	5,510	773
Impairment provision	248,268	10	3,199
(Gain) loss on lease terminations	(2,705)	25,177	7,193
Loan loss provision	3,104	1,699	—
Depreciation and amortization	147,022	132,206	119,215

Total expenses	742,644	485,589	404,343

Operating income (loss)	(229,843)	(13,047)	5,402

Other income (expense):
Interest and other income (expense)	327	1,198	(216)
Interest expense and loan cost amortization	(70,762)	(66,825)	(58,469)
Loss on extinguishment of debt	—	(4)	(227)
Bargain purchase gain	2,653	—	—
Gain from sale of unconsolidated entities	55,394	—	—
Equity in earnings of unconsolidated entities	11,701	5,521	1,022

Total other expense	(687)	(60,110)	(57,890)

Loss from continuing operations	(230,530)	(73,157)	(52,488)
Loss from discontinued operations (includes $1,655 amortization of loss on termination of cash flow hedges for each of the years ended December 31, 2013 and 2012 and $1,626 for the year ended December 31, 2011)	(22,009)	(2,916)	(17,122)

Net loss	$(252,539)	$(76,073)	$(69,610)

Loss per share of common stock (basic and diluted)
Continuing operations	$(0.72)	$(0.23)	$(0.17)
Discontinued operations	(0.07)	(0.01)	(0.06)

	$(0.79)	$(0.24)	$(0.23)

Weighted average number of shares of common stock outstanding (basic and diluted)	318,742	312,309	302,250

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except per share data)

	Year Ended December 31,
	2013	2012	2011

Net loss	$(252,539)	$(76,073)	$(69,610)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,563)	531	(585)
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	1,655	1,655	1,626
Unrealized loss arising during the period	1,863	(395)	(4,856)

Total other comprehensive income (loss)	1,955	1,791	(3,815)

Total comprehensive loss	$(250,584)	$(74,282)	$(73,425)

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated (Deficit)	Accumulated Distributions	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value

Balance at December 31, 2010	284,687	$2,847	$2,523,405	$(3,763)	$(585,812)	$(5,637)	$1,931,040
Subscriptions received for common stock through public offering and distribution reinvestment plan	27,585	276	270,775	—	—	—	271,051
Redemption of common stock	(3,057)	(31)	(29,969)	—	—	—	(30,000)
Stock issuance and offering costs	—	—	(20,239)	—	—	—	(20,239)
Net loss	—	—	—	(69,610)	—	—	(69,610)
Distributions, declared and paid ($0.6252 per share)	—	—	—	—	(188,447)	—	(188,447)
Foreign currency translation adjustment	—	—	—	—	—	(585)	(585)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,626	1,626
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 11)	—	—	—	—	—	(4,856)	(4,856)

Balance at December 31, 2011	309,215	3,092	2,743,972	(73,373)	(774,259)	(9,452)	1,889,980
Subscriptions received for common stock through distribution reinvestment plan	8,329	83	68,953	—	—	—	69,036
Redemption of common stock	(1,173)	(11)	(9,579)	—	—	—	(9,590)
Net loss	—	—	—	(76,073)	—	—	(76,073)
Distributions, declared and paid ($0.5252 per share)	—	—	—	—	(163,713)	—	(163,713)
Foreign currency translation adjustment	—	—	—	—	—	531	531
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,655	1,655
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 11)	—	—	—	—	—	(395)	(395)

Balance at December 31, 2012	316,371	$3,164	$2,803,346	$(149,446)	$(937,972)	$(7,661)	$1,711,431

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated (Deficit)	Accumulated Distributions	Accumulated Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value

Balance at December 31, 2012	316,371	$3,164	$2,803,346	$(149,446)	$(937,972)	$(7,661)	$1,711,431
Subscriptions received for common stock through distribution reinvestment plan	7,901	79	54,857	—	—	—	54,936
Redemption of common stock	(1,645)	(17)	(11,938)	—	—	—	(11,955)
Net loss	—	—	—	(252,539)	—	—	(252,539)
Distributions, declared and paid ($0.4252 per share)	—	—	—	—	(135,450)	—	(135,450)
Foreign currency translation adjustment	—	—	—	—	—	(1,563)	(1,563)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,655	1,655
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 11)	—	—	—	—	—	1,863	1,863

Balance at December 31, 2013	322,627	$3,226	$2,846,265	$(401,985)	$(1,073,422)	$(5,706)	$1,368,378

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
		(as revised
		see Note 2)
	2013	2012	2011
Operating activities:
Net loss	$(252,539)	$(76,073)	$(69,610)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	159,476	144,112	131,053
Accretion of note origination costs	—	(40)	(60)
Accretion and amortization of fair value measures	422	59	1,115
(Gain) loss on sale of properties and disposal of fixed assets	(2,241)	141	185
Gain on sale of unconsolidated entities	(55,394)	—	—
Bargain purchase gain	(2,653)
Loss (gain) on extinguishment of debt	—	—	566
Loss on retirement of above market lease	—	—	568
Write-off intangible assets from sale of properties	93	—	—
Amortization of terminated hedge	1,655	1,655	1,626
(Gain) loss on lease termination	(2,705)	25,387	9,166
Impairment provision	269,535	680	16,870
Loan loss provision	3,104	1,699	—
Bad debt expense	6,323	5,510	749
Equity in earnings net of distributions from unconsolidated entities	15,068	31,223	13,245
Changes in assets and liabilities:
Other assets	(283)	(6,527)	1,231
Deferred rent and lease incentives	(8,056)	(36,663)	(21,997)
Accounts and other receivables	(3,237)	(11,984)	(3,441)
Accounts payable, accrued expenses and other liabilities	6,977	8,895	4,855
Due to affiliates	(65)	(181)	(3,057)

Net cash provided by operating activities	135,480	87,893	83,064

Investing activities:
Acquisition of properties	(244,859)	(190,150)	(149,692)
Capital expenditures	(70,156)	(69,675)	(42,345)
Investments in and contributions to unconsolidated entities	—	(3,776)	(191,397)
Distributions from unconsolidated entities	—	3,445	11,624
Proceeds from sale of unconsolidated entities	195,446	—	—
Proceeds from release (payment) of collateral on loan payable	11,167	(11,167)	—
Issuance of mortgage loans receivable	(83)	(869)	(5,760)
Principal payments received on mortgage loans receivable	4,282	4,790	9,473
Proceeds from sale of properties	12,401	1,500	8,450
Changes in restricted cash	(10,357)	(5,632)	(13,406)
Other	(771)	70	45

Net cash used in investing activities	(102,930)	(271,464)	(373,008)

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(in thousands)

	Year Ended December 31,
	(as revised see Note 2)
	2013	2012	2011
Financing activities:
Offering proceeds	$—	$—	$187,555
Redemptions of common stock	(11,955)	(9,590)	(30,000)
Distributions to stockholders, net of distribution reinvestments	(80,514)	(94,677)	(104,951)
Stock issuance costs	—	—	(21,213)
Proceeds under line of credit	100,000	170,000	—
Proceeds from mortgage loans and other notes payable	131,298	152,300	116,540
Proceeds from senior notes	—	—	396,996
Principal payments on line of credit	(145,000)	(75,000)	(58,000)
Principal payments on mortgage loans and senior notes	(18,800)	(34,666)	(204,800)
Principal payments on capital leases	(4,152)	(4,107)	(3,967)
Payment of loan costs	(5,017)	(10,305)	(25,662)

Net cash provided by (used in) financing activities	(34,140)	93,955	252,498

Effect of exchange rate fluctuations on cash	(60)	1	(232)

Net decrease in cash	(1,650)	(89,615)	(37,678)
Cash at beginning of period	73,224	162,839	200,517

Cash at end of period	$71,574	$73,224	$162,839

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$63,628	$59,331	$46,953

Supplemental disclosure of non-cash investing activities:
Amounts incurred but not paid (included in due to affiliates):
Offering and stock issuance costs	$—	$—	$24

Assumption of capital leases	$10,732	$4,650	$4,582

Assumption of entrance fee liabilities	$13,810	$—	$—

Capital expansion projects incurred but not paid	$6,069	$1,143	$1,921

Changes in estimated contingent purchase price	$—	$—	$747

Supplemental disclosure of non-cash financing activities:
Seller financing provided upon sale of real estate assets	$325	$—	$12,544

Forgiveness from debt restructure	$—	$—	$267

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

As of December 31, 2013, the Company owned 144 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, golf facilities, senior housing, attractions, marinas and additional lifestyle properties. Eight of these 144 properties are owned through unconsolidated joint ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and are most likely to invest in the future, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation. The Company may also make or acquire loans (mortgage, mezzanine and other loans) or other permitted investments. The Company raises capital through its distribution reinvestment plan (“DRP”) and uses such proceeds to make investments and other corporate purposes. The Company may make selected asset dispositions and reinvest those proceeds in other income producing investment opportunities or other permitted investments in order to maximize the growth and value of its portfolio.

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

Allocation of Purchase Price for Real Estate Acquisitions — Upon the acquisition of real estate properties, the Company records the fair value of the tangible assets (consisting of land, buildings, improvements and equipment), intangible assets (consisting of in-place leases and above or below market lease values), assumed liabilities and any contingent liabilities at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value is determined based on incorporating market participant assumptions, discounted cash flow models using appropriate capitalization rates, and the Company’s estimates reflecting the facts and circumstances of each acquisition. Acquisition fees and costs are expensed for acquisitions that are considered a business combination.

The fair value of the tangible assets of an acquired leased property is determined by various factors including the comparable land sale method and cost approach method which estimates the replacement cost new less depreciation and a go dark income approach on the building in which the building is assumed to be vacant.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

2.	Significant Accounting Policies (continued):

The Company may also enter into yield guarantees in connection with an acquisition, whereby the seller agrees to hold a portion of the purchase price in escrow that may be repaid to the Company in the event certain thresholds are not met. In calculating the estimated fair value of the yield guarantee, the Company considers information obtained about each property during the due diligence and budget process as well as discount rates to determine the fair value. The Company periodically evaluates the fair value of the yield guarantee and records any adjustments to the fair value as a component of other income (expense) in the accompanying consolidated statements of operations.

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

Impairment of Real Estate Assets — Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance, general market conditions and significant changes in the manner of use or estimated holding period of the Company’s real estate assets or the strategy of its overall business, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted operating cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would record an impairment provision to adjust the carrying value of the asset group to the estimated fair value of the property.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

2.	Significant Accounting Policies (continued):

For real estate the Company indirectly owns through an investment in a joint venture, tenant-in-common interest or other similar investment structure which is accounted for under the equity method, when impairment indicators are present, the Company compares the estimated fair value of its investment to the carrying value. An impairment charge will be recorded to the extent the fair value of its investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

The estimated fair values of unconsolidated entities are based upon a discounted cash flow model that includes all estimated cash inflows and outflows over the expected holding period. The capitalization rates and discounted rates utilized in the model are based upon rates that the Company believes to be within a reasonable range of current market rates for the underlying properties.

Bargain Purchase Gain — A bargain purchase gain is recorded as a gain in earnings in the period of acquisition when the fair value of assets acquired net of liabilities assumed is greater than the consideration transferred.

Assets Held for Sale, net and Discontinued Operations — Assets that are classified as held for sale are recorded at the lower of their carrying value or fair value less costs to dispose. The Company classifies assets as held for sale once management has the authority to approve and commits to a plan to sell, the assets are available for immediate sale, an active program to locate a buyer and the sale of the assets are probable and transfer of the assets are expected to occur within one year. Upon the determination of the assets classified as held for sale or sold, the depreciation and amortization of the assets will terminate. The related operations of assets held for sale are reported as discontinued if such operations and cash flows can be clearly distinguished both operationally and financially from the ongoing operations, such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and if the Company will not have any significant continuing involvement subsequent to the sale.

Real Estate Dispositions — When real estate is disposed of, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases are removed from the accounts and gains and losses from the disposition are reflected in the consolidated statements of operations. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance with the Financial Accounting Standards Board (“FASB”) guidance included in Real Estate Sales, provided that various criteria relating to the terms of sale and subsequent involvement by the Company with the properties are met. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sale of real estate. As of December 31, 2013, the Company deferred gains on two of its real estate dispositions as a result of making loans to the buyers financing a portion of the sales price.

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

The Company evaluates impairment on its mortgages and other notes receivable on an individual loan basis which includes, current information and events, periodic visits and quarterly discussions on the financial results of the properties being collateralized and the financial stability of the borrowers who are also tenants or third-party managers for certain properties in the Company’s real estate portfolio. The Company reviews each loan to determine the risk of loss and whether the individual loan is impaired and whether an allowance is necessary. If allowance is necessary, the Company will reduce the carrying value of the loan accordingly and record a corresponding charge to net income (loss). The credit quality of the Company’s borrowers is primarily based on their payment history on an individual loan basis, and, as such, the Company does not assign its mortgages and other note receivable in credit quality categories.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

2.	Significant Accounting Policies (continued):

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less during the year. As of December 31, 2013, cash deposits exceeded federally insured amounts. However, the Company has not experienced any losses on such accounts. Management continues to monitor third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal and secondarily on maximizing yield on those funds. To that end, the Company has diversified its cash among several banking institutions in an attempt to minimize exposure to any one of these entities. Management has attempted to select institutions that it believes are strong based on an evaluation of their financial stability and exposure to poor performing assets.

Restricted Cash — Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties or represent certain tenant security deposits.

Derivative Instruments and Hedging Activities — The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations. As of December 31, 2013 and 2012, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss).

Fair Value of Financial Instruments — The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses approximates carrying value as of December 31, 2013 and 2012, because of the liquid nature of the assets and relatively short maturities of the obligations. See Footnote 9. “Mortgages and other Notes Receivable, net” and Footnote 10. “Indebtedness” for the Company’s estimates of the fair value of its mortgages and other notes receivable and its indebtedness as of December 31, 2013 and 2012.

Fair Value Measurements – Fair value assumptions are based on the framework established in the fair value accounting guidance under GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels of fair value inputs:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 — Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability either directly or indirectly; such as, quoted prices for similar assets or liabilities or other inputs that can be corroborated by observable market data.

•	Level 3 — Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

When market data inputs are unobservable, the Company utilizes inputs that it believes reflects the Company’s best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Deferred Financing Costs — Financing costs paid in connection with obtaining long-term debt are deferred and amortized over the life of the debt using the effective interest method. As of December 31, 2013 and 2012, the accumulated amortization of loan costs was approximately $22.9 million and $15.5 million, respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

2.	Significant Accounting Policies (continued):

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

Mortgages and Other Notes Payable — Mortgages and other notes payable are recorded at the stated principal amount and are generally collateralized by the Company’s lifestyle properties with monthly interest only and/or principal payments. A loan that is accounted for as a troubled debt restructure is recorded at the present value of the future cash payments, principal and interest, specified by the new terms. The Company may undergo a troubled debt restructuring if management determines that the underlying collateralized properties are not performing to meet debt service. In order to qualify as a troubled debt restructure the following must apply: (i) the underlying collateralized property value decreased as a result of the economic environment, (ii) transfer of asset (cash) to partially satisfy the loan has occurred and (iii) new loan terms decrease the effective interest rate and extend the maturity date. The difference between the future cash payments specified by the new terms and the carrying value immediately preceding the restructure is recorded as gain on extinguishment of debt.

Income Taxes — The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes provided it distributes at least 100% of its REIT taxable income and capital gains and meets certain other requirements for qualifying as a REIT. Subject to compliance with applicable tax law, certain properties may be operated using an eligible third-party manager. In those cases, taxable income from those operations may be subject to federal income tax. Management believes that the Company was organized and operated in a manner that enabled the Company to continue to qualify for treatment as a REIT for federal income tax purposes for the years ended December 31, 2013, 2012 and 2011.

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

DECEMBER 31, 2013

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and the analysis of real estate, equity method investments and for impairments. Actual results could differ from those estimates.

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

In July 2013, the Company completed the sale of 42 senior housing properties held through three unconsolidated joint ventures. In connection with the transaction, the Company received aggregate net sales proceeds of approximately $195.4 million and recorded an aggregate gain of approximately $55.4 million. The carrying amounts of the investments relating to the unconsolidated joint ventures were understated prior to disposition as a result of acquisition fees and costs that were incorrectly expensed in prior years. The Company concluded these adjustments were not material, individually or in the aggregate, to its results for this or any of the prior periods and, as such, the Company recorded out of period adjustments that increased the gain on sale in the third quarter of 2013 by approximately $1.9 million. See “Footnote 8. Variable Interest and Unconsolidated Entities” for additional information.

Revision to Previously Issued Financial Statements — In connection with the preparation of its financial statements, the Company determined that the Consolidated Statements of Cash Flows for the year ended December 31, 2012 contained an error in the presentation of a deposit escrowed as additional collateral to one of the Company’s loans, entered into by a non-guarantor subsidiary during the three months ended September 30, 2012, in the amount of approximately $11.2 million. Accordingly, the Company revised the Consolidated Statements of Cash Flows and the Supplemental Consolidating Statement of Cash Flows for the Consolidated Statements of Cash Flows and the Supplemental Consolidating Statement of Cash Flows for the year ended December 31, 2012 as follows (in thousands):

Year Ended December 31, 2012
CNL Lifestyle Properties, Inc.
Cash flows provided by operating activities, as reported	$76,726
Cash flows provided by operating activities, as revised	$87,893
Cash flows used in investing activities, as reported	$(260,297)
Cash flows used in investing activities, as revised	$(271,464)

Non-Guarantor Subsidiares
Cash flows provided by operating activities, as reported	$70,093
Cash flows provided by operating activities, as revised	$81,260
Cash flows used in investing activities, as reported	$(233,256)
Cash flows used in investing activities, as revised	$(244,423)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

2.	Significant Accounting Policies (continued):

The Company concluded that the corrections were not material to any of its previously issued consolidated financial statements based on an analysis of quantitative and qualitative factors performed in accordance with the guidance provided in Securities Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality.” The error and revisions did not affect the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Losses, Consolidated Statements of Stockholders’ Equity, Supplemental Consolidating Balance Sheet, Supplemental Consolidating Statement of Operations, Supplemental Consolidating Statement of Comprehensive Loss or cash balances for any reporting periods. Additionally, the revisions did not affect the Company’s compliance with any financial covenants.

Segment Information — Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a property-by-property basis and by tenant and operator. The Company derives all significant revenues from a single reportable operating segment of business, lifestyle real estate regardless of the type (ski, attractions, senior housing, etc.) or ownership structure (leased or managed). In addition, the Company evaluated each individual property and determined they were individually less than 10% of the combined revenue for the year ended December 31, 2013. Accordingly, the Company does not report segment information; nevertheless, management periodically evaluates whether the Company continues to have one single reportable segment of business.

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

Recent Accounting Pronouncements — In July 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (Topic 815).” This ASU permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. government and the London Interbank Offer Rate (LIBOR). This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (Topic 210).” This ASU also serves to amend the disclosure requirements in FASB ASU 815, “Derivatives and Hedging.” This ASU will require companies to provide both net amounts (those that are offset) and gross information (as if amounts are not offset) in notes to the financial statements. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, that clarifies which instruments and transactions are subject to the offsetting disclosure requirement within the scope of ASU 2011-11. This ASU is effective for interim and annual periods beginning after January 1, 2013. The adoption of this ASU did not have a material effect on the Company’s financial statements and disclosures. See Footnote 11. “Derivative Instruments and Hedging Activities” for additional information.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

3.	Acquisitions:

Consolidated Entities. During the year ended December 31, 2013, the Company acquired the following properties (in thousands):

Product/Description	Location	Date of Acquisition	Purchase Price
The Stratford Continuing Care Retirement Community — One senior housing property	Indiana	6/28/2013	$22,000	(1)
Pioneer Village — One senior housing property	Oregon	7/31/2013	14,850
Bozeman Lodge — One senior housing property	Montana	8/9/2013	31,000
Wet ’n’ Wild Palm Springs — One attractions property	California	8/12/2013	15,601	(2)
Wet ’n’ Wild Phoenix — One attractions property	Arizona	11/26/2013	33,000
MorningStar at Dayton Place — One senior housing property	Colorado	12/13/2013	29,908
Chateau Vestavia — One senior housing property	Alabama	12/20/2013	18,500
Pacifica Peoria— One senior housing property	Arizona	12/20/2013	13,250
Pacifica Portland — One senior housing property	Oregon	12/20/2013	27,250
Pacifica Santa Clarita — One senior housing property	California	12/20/2013	19,250
Pacifica Sun City — One senior housing property	Florida	12/20/2013	20,250

			$244,859

FOOTNOTES:

(1)	Amount shown is net of the present value of entrance fee liabilities assumed on date of acquisition of approximately $13.8 million.
(2)	In connection with the acquisition, the Company recorded approximately $2.7 million in bargain purchase gain as a result of the fair value of the net assets acquired exceeding the consideration transferred. The excess resulted from the fact that the seller did not widely market the property for sale and was motivated to sell because the property was deemed an outlier from the other investments owned by the seller.

These properties are subject to long-term triple-net leases with initial terms of ten to 20 years with renewal options. These acquisitions are not considered material to the Company as such no pro forma information has been included.

The following summarizes the allocation of the purchase price for the above properties and the estimated fair values of the assets acquired (in thousands):

Total Purchase Price Allocation
Land and land improvements	$32,998
Leasehold interests and improvements	8,715
Buildings	184,131
Equipment	27,343
In-place lease intangibles (1)	5,141
Trade name intangibles	2,291
Other assets	703
Other liabilities	(13,810)

Net assets acquired	247,512
Bargain purchase gain	(2,653)

Total purchase price consideration	$244,859

FOOTNOTE:

(1)	The weighted-average amortization period for intangible in-place leases acquired range between 2.5 years to 15 years as of the date of acquisition.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

3.	Acquisitions (Continued):

During the year ended December 31, 2012, the Company acquired the following properties (in thousands):

Product/Description	Location	Date of Acquisition	Purchase Price

Dogwood Forest of Alpharetta — One senior housing property	Georgia	4/30/2012	$15,300
Dogwood Forest of Fayetteville — One senior housing property	Georgia	4/30/2012	12,900
Dogwood Forest of Gainesville — One senior housing property	Georgia	4/30/2012	38,800
Dogwood Forest of Eagles Landing — One senior housing property	Georgia	4/30/2012	12,800
Provision Living at Godfrey — One senior housing property	Illinois	5/7/2012	11,000
Amber Ridge Memory Care — One senior housing property	Illinois	6/29/2012	6,900
Amber Ridge Assisted Living — One senior housing property	Illinois	6/29/2012	3,600
The Lodge Assisted Living and Memory Care Community — One senior housing property	Nevada	6/29/2012	15,500
Rapids Waterpark — One attractions property	Florida	6/29/2012	51,850
Culpepper Place of Fayettteville —One senior housing property	Arkansas	11/30/2012	14,000
Dogwood Forest of Cumming—One senior housing property	Georgia	12/14/2012	7,500

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

DECEMBER 31, 2013

3.	Acquisitions (Continued):

The following table presents the unaudited pro forma results of operations of the Company as if each of the properties were acquired as of January 1, 2011 and owned during the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	Unaudited Year Ended December 31,
	2012	2011
Revenues	$488,523	$441,401
Expenses (1)	498,574	434,501
Other expense	(60,110)	(57,890)

Loss from continuing operations	$(70,161)	$(50,990)

Loss per share of common stock (basic and diluted) Continuing operations	$(0.22)	$(0.17)

Weighted average number of shares of common stock outstanding (basic and diluted)	312,309	302,250

FOOTNOTE:

(1)	The pro formas for the year ended December 31, 2012, were adjusted to exclude approximately $1.6 million of acquisition related expenses incurred in 2012. The pro forma for the year ended December 31, 2011, were adjusted to include these charges.

4.	Real Estate Investment Properties, net:

As of December 31, 2013 and 2012, real estate investment properties consisted of the following (in thousands):

	2013	2012
Land and land improvements	$904,409	$1,052,350
Leasehold interests and improvements	311,560	316,419
Buildings	926,098	847,940
Equipment	692,854	609,647
Less: accumulated depreciation and amortization	(765,948)	(649,999)

Total	$2,068,973	$2,176,357

For the years ended December 31, 2013, 2012 and 2011, the Company had depreciation and amortization expenses of approximately $138.9 million, $125.9 million and $117.3 million, respectively, excluding properties that the Company classified as assets held for sale.

The Company evaluates its properties on an ongoing basis, including any changes to intended use of the properties, operating performance of its properties or plans to dispose of assets to determine if the carrying value is recoverable. During 2013, the Company recorded approximately $61.0 million in impairment provisions relating to two properties when it decided that it would no longer actively pursue the development of its unimproved land and decided it would dispose of its multi-family residential property. The Company determined that the carrying values of these properties were not recoverable based on comparable land sales or potential third party sales prices. As such, the Company recorded impairments to write down the book values of the properties to the estimated sale prices less costs to sell.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

4.	Real Estate Investment Properties, net (Continued):

During 2013, the Company also recorded approximately $7.6 million in impairments related to a few of its smaller properties that it marketed for sale during 2013 or for which it received unsolicited offers to sell during the first quarter of 2014. The Company also recorded impairment provisions of $10.8 million related to properties that continued to experience declines in operating results from residual challenges of the economic downturn. The Company determined that the carrying values of these properties were not recoverable based on either the estimated sales prices from third party buyers less costs to sell, or in other cases, based on the discounted cash flows and residual values expected from these properties. The Company recorded these impairment provisions to write down the book values of these properties to their net recoverable value as described above.

As discussed in Note 20. “Subsequent Events”, during the first quarter of 2014, the Company evaluated its golf portfolio and determined in March 2014, that the long term strategy included a potential sale of the golf properties. The Company made this decision based on its review of golf portfolio trends and review of market data from third parties. As a result, management of the Company approved a plan to market and sell the Company’s golf portfolio and recorded approximately $190.2 million in impairment provisions at December 31, 2013 to write down the book values of these properties to their estimated sales prices based on interests from third parties less costs to sell.

Total impairment provisions during 2013 were approximately $269.5 million, of which $248.2 million related to real estate investment properties and $21.3 million related to assets held for sale. See Note 5. “Assets Held for Sale, net and Discontinued Operations” for additional information.

5.	Assets Held for Sale, net and Discontinued Operations:

As of December 31, 2012, the Company classified four properties as assets held for sale. During the year ended December 31, 2013, the Company decided to sell an additional five properties that were deemed non-core to its ongoing operations. Additionally, during the year ended December 31, 2013, the Company completed the sale of four properties. As of December 31, 2013, the Company classified five properties as assets held for sale. The following table presents the net carrying value of the properties classified as assets held for sale (in thousands):

	2013	2012
Land and land improvements	$40,097	$2,874
Building and building improvements	47,989	2,157
Equipment	2,708	712

Total	$90,794	$5,743

As described in Note 4. “Real Estate Investment Properties, net” above, the Company recorded approximately $21.3 million in impairment provisions related to assets sold during the year or held for sale at December 31, 2013.

As mentioned above, the Company completed the sale of four properties during the year ended December 31, 2013. In connection with the transaction, the Company received aggregate net sales proceeds of approximately $12.4 million and a note for approximately $0.3 million and recorded aggregate gain of approximately $2.4 million. During the year ended December 31, 2012, the Company completed the sale of three properties for an aggregate sales price of approximately $1.5 million and recorded aggregate gains of approximately $0.3 million. During the year ended December 31, 2011, the Company completed the sale of four properties for an aggregate sales price of approximately $21.0 million and received notes in an aggregate of approximately $12.5 million. In connection with the transaction, the Company recorded aggregate gains of approximately $1.2 million. The notes received as a result of selling the properties are collateralized by the properties sold. The gain or loss from the sale of these properties has been recorded as a component of discontinued operations in the accompanying consolidated statements of operations for each respective period.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

5.	Assets Held for Sale, net and Discontinued Operations (Continued):

The Company classified the revenues and expenses related to all real estate properties sold and all real estate properties considered as assets held for sales (excluding unimproved land), which were not accounted for under the equity method of accounting, as of December 31, 2013, as discontinued operations in the accompanying consolidated statements of operations. The following table is a summary of loss from discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011

Revenues	$10,294	$10,804	$13,045
Expenses	(8,413)	(8,221)	(11,203)
Depreciation and amortization	(3,289)	(3,351)	(3,869)
Impairment provision	(21,267)	(670)	(13,671)

Operating loss	(22,675)	(1,438)	(15,698)
Gain from sale of properties	2,407	288	1,171
Other expense	(1,741)	(1,766)	(2,595)

Loss from discontinued operations	$(22,009)	$(2,916)	$(17,122)

6.	Intangible Assets, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2013 and 2012 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	2013 Net Book Value
Intangible Assets

In place leases	$34,745	$(17,513)	$17,232
Trade name	9,060	(1,789)	7,271
Trade name	12,419	—	12,419

Total	$56,224	$(19,302)	$36,922

	Gross Carrying Amount	Accumulated Amortization	2012 Net Book Value
Intangible Assets

In place leases	$29,921	$(9,742)	$20,179
Trade name	10,798	(1,535)	9,263
Trade name	6,015	—	6,015

Total	$46,734	$(11,277)	$35,457

In December 2013, the Company evaluated the carrying values of certain golf and marinas properties and determined the carrying values of the trade name for one golf and two marinas properties were unrecoverable and recorded an impairment provision of approximately $1.8 million. See Note 4. “Real Estate Investment Properties, net” for additional information.

During the year ended December 31, 2013, in connection with terminating leases on one of the Company’s attractions tenants, the Company acquired an intangible trade name asset of $4.2 million.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

6.	Intangible Assets, net (Continued):

Amortization expense was approximately $8.1 million, $6.3 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company wrote off approximately $0.1 million, $2.5 million and $0.2 million of in-place lease intangibles related to lease terminations for the years ended December 31, 2013, 2012 and 2011, respectively, which are included as part of (Gain) loss on lease terminations in the accompanying consolidated statements of operations.

The estimated future amortization expense for the Company’s finite-lived intangible assets as of December 31, 2013 is as follows (in thousands):

2014	$6,614
2015	3,006
2016	1,325
2017	928
2018	853
Thereafter	11,777

Total	$24,503

7.	Operating Leases:

As of December 31, 2013, the Company leased 72 properties under long-term, triple-net leases to third-parties. The following is a schedule of future minimum lease payments to be received under the non-cancellable operating leases with third-parties at December 31, 2013 (in thousands):

2014	$133,358
2015	136,509
2016	138,852
2017	140,123
2018	142,002
Thereafter	1,399,190

Total	$2,090,034

Under a triple-net lease, the tenant is responsible for paying percentage rent and capital improvement reserve rent. Capital improvement reserves are generally based on a percentage of gross revenue of the property and are set aside by the Company for capital improvements including replacements, from time to time, of furniture, fixtures and equipment. Percentage rent is generally based on a percentage of gross revenue after it exceeds a certain threshold. Total percentage rent recorded was approximately $2.5 million, $1.9 million and $1.3 million the years ended December 31, 2013, 2012 and 2011, respectively. Capital improvement reserve revenues are generally based on a percentage of gross revenue at the property and totaled approximately $25.6 million, $23.4 million and $22.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, substantially all of the property expenses are required to be paid directly by the tenants, including real estate taxes which the tenants pay directly to the taxing authorities. The total annualized property taxes assessed on these properties, and paid directly by tenants, were approximately $11.9 million, $12.7 million and $12.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

8.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs – As of December 31, 2012, the Company had five wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to future buy-out options held by the respective tenants. During the year ended December 31, 2013, one of the five VIEs sold its property and the Company classified an additional newly wholly-owned subsidiary as a VIE due to a potential future buy-out option originated in connection with its recent acquisition of one of the senior housing properties. In addition, the Company terminated its leases with one other tenant. As of December 31, 2013, the Company has four VIEs with buy-out options, of which two tenants can exercise but have not elected to do so. The remaining two tenants’ buy-out options will be exercisable in 2014 and 2018. The four buy-out options expire in July 2023 and March 2030. In addition, two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements. Other than the aforementioned, the Company had no change to its four wholly-owned subsidiaries that were deemed to be VIEs and no impact to its primary beneficiary position.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	December 31,
	2013	2012
Assets
Real estate investment properties, net	$184,306	$207,516
Other assets	$29,075	$39,618

Liabilities
Mortgages and other notes payable	$87,095	$80,481
Other liabilities	$13,214	$15,806

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $113.1 million and $150.8 million as of December 31, 2013 and 2012, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities - As of December 31, 2012, the Company held ownership in five ventures, the DMC Partnership, the Intrawest Venture, the CNLSun I, the CNLSun II and the CNLSun III ventures. In July 2013, the Company completed the sale of its interest in 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III ventures as a result of Sunrise Living Investments, Inc. (“Sunrise”), the Company’s venture partner, exercising its purchase option in the aforementioned ventures. In connection with the transaction, the Company received aggregate sales proceeds of approximately $195.4 million, net of transaction costs, and recorded aggregate gains of approximately $55.4 million. As of December 31, 2013, the Company holds ownership in two unconsolidated ventures. Of these, the Intrawest Venture was deemed a VIE in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partner in the Intrawest Joint Venture, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is limited to the carrying amount of its investment in the venture, which totaled approximately $25.2 million and $23.5 million as of December 31, 2013 and 2012, respectively.

In December 2012, the Intrawest Venture, elected to market for sale its seven destination retail properties to third–party buyers and classified its assets as held for sale. In accordance with accounting standards, the assets held for sale classification may be extended beyond the initial one-year period if certain exceptions are met. The Intrawest Venture met the exception where during the initial one-year period, circumstances arose that previously were considered unlikely and, as a result, the assets (disposal group) previously classified as held for sale were not sold by the end of that period. As such, the venture continued to classify these assets as held for sale at December 31, 2013. The sale of the properties was probable during the initial one-year period and continues to be probable at December 31, 2013.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

8.	Variable Interest and Unconsolidated Entities (Continued):

The Intrawest Venture is working with the Canada Revenue Authority to resolve an assessment and other matters related to one of its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $14.6 million, however, it believes the more likely than not resolution will be approximately $1.3 million. As such, an accrual of $1.3 million has been reflected in the financial information for the Intrawest Venture.

The following tables present financial information for the Company’s unconsolidated entities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Summarized operating data:

	Year Ended December 31, 2013
	DMC	Intrawest		CNLSun I	CNLSun II	CNLSun III
	Partnership	Venture		Venture (6)	Venture (6)	Venture (6)	Total

Revenues	$28,062	$—		$71,287	$19,654	$21,549	$140,552
Property operating expenses	(796)	—		(45,999)	(15,439)	(14,609)	(76,843)
Depreciation and amortization	(9,182)	—		(10,994)	(2,244)	(2,874)	(25,294)
Interest expense	(7,908)	—		(16,154)	(2,057)	(2,928)	(29,047)
Interest and other income	3	—		20	—	—	23

Income (loss) from continuing operations	10,179	—		(1,840)	(86)	1,138	9,391
Discontinued operations (4)	—	2,546		—	—	—	2,546

Net income (loss)	$10,179	$2,546		$(1,840)	$(86)	$1,138	$11,937

Income (loss) allocable to other venture partners (1)	$(1,166)	$(1,611	) (3)	$(1,341)	$(8)	$1,788	$(2,338)

Income (loss) allocable to the Company (1)	$11,345	$4,157		$(499)	$(78)	$(650)	14,275
Amortization of capitalized costs	(433)	(233)		(1,305)	(431)	(172)	(2,574)

Equity in earnings (loss) of unconsolidated entities	$10,912	$3,924		$(1,804)	$(509)	$(822)	$11,701

Distribution declared to the Company	$11,345	$1,998		$7,797	$1,039	$1,660	$23,839

Distributions received by the Company	$11,337	$2,427		$11,750 (2)	$1,567 (2)	$4,965 (2)	$32,046

	Year Ended December 31, 2012
	DMC Partnership		Intrawest Venture		CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total

Revenues	$27,858		$—		$137,897	$37,301	$43,087	$246,143
Property operating expenses	(2,963	) (5)	—		(87,910)	(27,525)	(29,131)	(147,529)
Depreciation and amortization	(9,040)		—		(23,154)	(4,991)	(6,457)	(43,642)
Interest expense	(8,260)		—		(32,615)	(4,899)	(5,858)	(51,632)
Interest and other income (expense)	28		—		372	(368)	28	60

Income (loss) from continuing operations	7,623		—		(5,410)	(482)	1,669	3,400
Discontinued operations (4)	—		(5,568)		—	—	—	(5,568)

Net income (loss)	$7,623		$(5,568)		$(5,410)	$(482)	$1,669	$(2,168)

Loss allocable to other venture partners (1)	$(1,810)		$(1,564	) (3)	$(7,084)	$(407)	$(1,346)	$(12,211)

Income (loss) allocable to the Company (1)	$9,433		$(4,004)		$1,674	$(75)	$3,015	10,043
Amortization of capitalized costs	(471)		(234)		(2,610)	(862)	(345)	(4,522)

Equity in earnings (loss) of unconsolidated entities	$8,962		$(4,238)		$(936)	$(937)	$2,670	$5,521

Distribution declared to the Company	$11,345		$3,096		$15,709	$5,094	$7,776	$43,020

Distributions received by the Company	$11,353		$2,725		$15,665	$5,189 (2)	$5,256 (2)	$40,188

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

8.	Variable Interest and Unconsolidated Entities (continued):

Summarized operating data:

	Year Ended December 31, 2011
	DMC Partnership	Intrawest Venture		CNLSun I Venture (7)	CNLSun II Venture (7)	CNLSun III Venture (7)	Total

Revenues	$27,481	$—		$127,479	$14,439	$9,297	$178,696
Property operating expenses	(738)	—		(86,554)	(10,276)	(7,938)	(105,506)
Depreciation and amortization	(8,935)	—		(23,419)	(2,255)	(1,570)	(36,179)
Interest expense	(8,499)	—		(31,728)	(2,121)	(1,367)	(43,715)
Interest and other income (expense)	29	—		(5,702)	(899)	(240)	(6,812)

Income (loss) from continuing operations	9,338	—		(19,924)	(1,112)	(1,818)	(13,516)
Discontinued operations (4)	—	(723)		—	—	—	(723)

Net income (loss)	$9,338	$(723)		$(19,924)	$(1,112)	$(1,818)	$(14,239)

Loss allocable to other venture partners (1)	$(1,954)	$(1,733	) (3)	$(14,021)	$(333)	$(837)	$(18,878)

Income (loss) allocable to the Company (1)	$11,292	$1,010		$(5,903)	$(779)	$(981)	4,639
Amortization of capitalized costs	(487)	(234)		(2,501)	(323)	(72)	(3,617)

Equity in earnings (loss) of unconsolidated entities	$10,805	$776		$(8,404)	$(1,102)	$(1,053)	$1,022

Distribution declared to the Company	$11,292	$3,163		$15,127	$1,028	$785	$31,395

Distributions received by the Company	$11,422	$2,845		$11,218	$406	$—	$25,891

FOOTNOTES:

(1)	Income is allocated between the Company and its venture partners using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)	For the year ended December 31, 2013, distributions received by the Company includes approximately $4.0 million, $0.5 million and $0.8 million in return of capital on the CNLSun I, CNLSun II and CNLSun III ventures, respectively. For the year ended December 31, 2012, distributions received by the Company includes approximately $1.5 million and $1.9 million in return of capital on the CNLSun II and CNLSun III ventures, respectively.
(3)	This amount represents the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.
(4)	In connection with the planned sale of its properties, the venture classified its seven retail properties as assets held for sale and performed an impairment analysis and determined that the carrying value of one of its properties was higher than expected net sales proceeds. As such the venture recorded an impairment provision of approximately $4.5 million which is included as part of discontinued operations for the year ended December 31, 2012. No impairments were recorded for the years ended December 31, 2013 or 2011.
(5)	During the year ended December 31, 2012, the DMC Partnership incurred approximately $2.3 million in acquisition costs relating to a potential acquisition that was ultimately not pursued.
(6)	On July 1, 2013, the Company completed the sale of its interest in 42 senior housing properties held through CNLSun I, CNLSun II and CNLSun III ventures as discussed above. As such, summarized operating data for those ventures is reported through June 30, 2013.
(7)	Represents operating data from the date of acquisition through the end of period presented.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

8.	Variable Interest and Unconsolidated Entities (continued):

Summarized balance sheet data

	As of December 31, 2013
	DMC Partnership	Intrawest Venture	Total
Real estate assets, net	$228,755	$—	$228,755
Asset held for sale	—	81,661	81,661
Other assets	13,297	15,799	29,096
Mortgages and other notes payable	131,860	70,292	202,152
Other liabilities	5,551	17,075	22,626
Partners’ capital	104,641	10,093	114,734
Carrying amount of investment (1)	107,162	25,162	132,324
Company’s ownership percentage (1)	82.0%	80.0%

	As of December 31, 2012
	DMC Partnership	Intrawest Venture	CNLSun I Venture	CNLSun II Venture	CNLSun III Venture	Total
Real estate assets, net	$236,200	$—	$593,745	$122,171	$162,668	$1,114,784
Asset held for sale	—	84,278	—	—	—	84,278
Other assets	12,410	14,174	30,807	5,644	10,528	73,563
Mortgages and other notes payable	135,428	73,702	434,940	104,549	120,000	868,619
Other liabilities	5,089	15,459	20,173	6,096	10,668	57,485
Partners’ capital	108,093	9,291	169,439	17,170	42,528	346,521
Carrying amount of investment (1)	107,641	23,506	108,334	13,660	34,198	287,339
Company’s ownership percentage (1)	82.0%	80.0%	60.0%	70.0%	67.9%

FOOTNOTE:

(1)	As of December 31, 2013 and 2012, the Company’s share of partners’ capital determined under HLBV was approximately $124.9 million and $265.3 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $7.4 million and $22.0 million, respectively.

The Company’s maximum exposure to loss is primarily limited to the carrying amount of its investment in each of the unconsolidated entities. The unconsolidated entities have debt obligations totaling approximately $202.2 million and $868.6 million as of December 31, 2013 and 2012, respectively. If the Company engages in certain prohibited activities, there are circumstances which could trigger an obligation on the part of the Company with respect to a portion of this debt.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

9.	Mortgages and Other Notes Receivable, net:

As of December 31, 2013 and 2012, mortgages and other notes receivable consisted of the following (in thousands):

					Loan Principal Balance
	Date of Loan Agreement(s)	Maturity Date	Interest Rate	Accrued Interest	as of December 31,
Borrower (Description of Collateral Property)					2013	2012

Big Sky Resort (one ski resort)	9/23/2008	9/1/2014	12.0%	$680	$68,000	$68,000
CMR Properties, LLC and CM Resort, LLC (2) (one ski property)	6/15/2010	9/30/2022	9.0% - 11.0%	877	16,620	16,537
Boyne USA, Inc. (four ski resorts)	8/10/2009	9/1/2014	6.3% - 15.0%	3,439	13,896	18,081
Evergreen Alliance Golf Limited, L.P. (1)	11/12/2010	12/31/2016	LIBOR + 4.0%	438	5,781	5,911
PARC Myrtle Waves, LLC (2) (one attractions property)	2/10/2011	2/10/2021	7.5%	169	9,000	9,000
Grand Prix Tampa, LLC (one attractions property)	7/31/2011	7/31/2016	8.5%	48	3,442	3,490
RSA Properties – Misson Hills (one golf facility)	3/28/2013	4/1/2014	9.0%	4	275	—

Total				$5,655	117,014	121,019

Accrued interest					5,655	5,301
Acquisition fees, net					97	109
Loan loss provision (1) (2)					(4,803)	(1,699)

Total carrying amount					$117,963	$124,730

FOOTNOTES:

(1)	In April 2012, the Company restructured a $6 million outstanding working capital line of credit receivable with a borrower that was having financial difficulties into a $6 million term loan. As part of the restructure, the Company reduced the interest rate from a fixed rate of 11% per annum to a rate of LIBOR plus 4% per annum and extended the maturity date from November 2013 to December 2016, with no payments of principal or interest required until January 2014. The borrower has an option to extend the maturity date to December 2021, subject to certain terms and conditions. During 2012, the Company recorded a loan loss provision under this troubled debt restructure of approximately $1.7 million representing the difference between the expected future cash flows discounted at the original loan’s effective interest rate and the net carrying value of the loan. Additionally, as part of the restructure, any percentage rent received for certain of the golf facilities will be used to reduce the term loan until it is paid in full. The percentage rent recorded as a reduction to the term loan amounted to approximately $0.1 million for each of the years ended December 31, 2013 and 2012, respectively.
(2)	In December 2013, one of the Company’s borrowers approached the Company about modifying the terms of their debt service payments due to its current financial challenges. In anticipation of providing payment concessions to the borrower , the Company recorded a loan loss provision of approximately $1.8 million representing the difference between the expected future cash flows discounted at the original loan’s effective interest rate and the net carrying value of the loan. In addition, the Company expects to foreclose on an attractions property that serves as collateral on one of its other existing loans and recorded a loan loss provision of approximately $1.3 million based on the estimated fair value of the collateral.

The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $112.2 million and $119.3 million as of December 31, 2013 and 2012, respectively, based on discounted cash flows for each individual instrument based on market interest rates as of December 31, 2013 and 2012, respectively. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

9.	Mortgages and Other Notes Receivable, net (continued):

As of December 31, 2013 and 2012, the Company had two outstanding loans to unrelated VIEs totaling approximately $16.6 million and $16.5 million, respectively, which represents the Company’s maximum exposure to loss related to these investments. The Company determined it is not the primary beneficiary of the VIEs because it does not have the ability to direct the activities that most significantly impact the economic performance of the entities.

The following is a schedule of future principal maturities for all mortgages and other notes receivable (in thousands):

2014	$82,227
2015	57
2016	11,003
2017	109
2018	118
Thereafter	23,500

Total	$117,014

10.	Indebtedness:

Mortgages and Other Notes Payable - As of December 31, 2013 and 2012, the Company had the following indebtedness (in thousands):

	Collateral and Approximate Carrying Value of Collateral at December 31, 2013	Interest Rate	Maturity Date	Principal Balance as of December 31,
				2013		2012

Variable rate debt:
Mortgage debt	1 multi-family residential property, $74.7 million	30-day LIBOR + 1.3% (1)(2)	1/2/2016	$61,042		$62,856
Mortgage debt	1 hotel property, $77.6 million	30-day LIBOR + 3.0% (1)(2)	8/28/2016	24,811		25,000
Mortgage debt	1 ski and mountain lifestyle property, $20.8 million	30-day LIBOR + 3.3% (1)(2)	9/1/2019	8,746		9,070
Mortgage debt	1 ski and mountain lifestyle property, $32.7 million	CDOR + 3.8% (1)(2)	11/30/2014	16,603	(5)	18,434
Mortgage debt	1 ski and mountain lifestyle property, $32.4 million	30-day LIBOR + 4.5% (1)(2)	12/31/2015	15,450		16,350
Mortgage debt	1 attractions property, $50.1 million	30-day LIBOR + 3.0% (1)	11/30/2015	21,000		21,000
Mortgage debt	5 senior housing properties, $40.8 million	30-day LIBOR + 3.5% (1)	4/1/2016	30,000		—
Mortgage debt	7 senior housing properties, $142.1 million	30-day LIBOR + 2.5% (1)(4)	6/30/2014	101,298		—

Total variable rate debt				$278,950		$152,710

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

10.	Indebtedness (continued):

Mortgages and Other Notes Payable - As of December 31, 2013 and 2012, the Company had the following indebtedness (in thousands):

	Collateral and Approximate Carrying Value of	Interest	Maturity	Principal Balance as of December 31,
	Collateral at December 31, 2013	Rate	Date	2013	2012
Fixed rate debt:
Mortgage debt	1 golf property, $6.7 million	7.3%	3/1/2016	$5,281	$5,418
Mortgage debt	19 golf properties and 1 ski lift attraction property, $161.9 million	6.1%	2/5/2017	84,993	88,146
Mortgage debt	8 senior housing properties, $91.9 million	4.35% - 4.5%	10/5/2018	59,212	60,631
Mortgage debt	1 attractions lifestyle property, $29.9 million	6.8%	9/28/2016	19,301	19,639
Mortgage debt	6 ski and mountain lifestyle properties, $214.2 million	6.1%	4/5/2017	100,715	105,039
Mortgage debt	2 hotel properties, $56.3 million	6.1%	3/1/2016	48,090	50,635
Mortgage debt	3 marina properties, $35.2 million	6.3% - 6.5%	9/1/2016- 12/1/2016	11,980	12,560
Mortgage debt	3 senior housing properties $26.5 million	4.40%	10/5/2018	16,795	17,205
Mortgage debt	1 attraction property, $110.2 million	6.0%	4/30/2018	43,731	44,552
Mortgage debt	4 senior housing properties, $71.9 million	3.79%	7/1/2019	46,499	46,499
Seller financing	3 ski and mountain lifestyle properties, $105.2 million	8.0% - 9.5%	12/31/2014	34,600	34,600
Mortgage debt	1 attractions property, $26.5 million	6.1% - 6.4%	11/1/2023- 4/1/2025	10,219	11,602
Senior notes	$1,088.5 million (3)	7.3%	4/15/2019	396,550	396,550

Total fixed rate debt				$877,966	$893,076

Total debt				$1,156,916	$1,045,786

Discount				$(2,305)	$(2,684)

Total				$1,154,611	$1,043,102

FOOTNOTES:

(1)	The 30-day LIBOR rate was approximately 0.2% as of December 31, 2013 and 2012, respectively. The 30-day CDOR rate was approximately 1.2% as of December 31, 2013 and 2012.
(2)	The Company has entered into interest rate swaps for these variable rate debts. See Note 11. “Derivative instruments and Hedging Activities” for additional information
(3)	The Company issued $400.0 million senior notes which are guaranteed by certain of its properties. See “Item 2 – Properties” for additional information.
(4)	In December 2013, the Company entered into a collateralized bridge loan agreement with a third-party lender in the amount of $115.0 million of which approximately $101.3 million was disbursed to the Company as of December 31, 2013. At maturity, the Company is require to pay the outstanding principal balance and all accrued and unpaid interest thereon. The Company has an option to extend the bridge loan for six months, provided certain terms and conditions are satisfied. In connection with obtaining the bridge loan, the Company recorded approximately $3.6 million in loan costs.
(5)	Converted from Canadian dollars to U.S. dollars at the exchange rate in place as of the end of the year.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

10.	Indebtedness (continued):

Line of Credit – In July 2013, the Company’s revolving line of credit was repaid in full with the proceeds from the sale of its interest in three unconsolidated senior housing joint ventures. See Note 8. “Variable Interest and Unconsolidated Entities” for additional information. In July 2013, the Company’s borrowing capacity in its revolving line of credit was reduced from $125.0 million to approximately $119.7 million as a result of the operator transition relating to three marina properties. In December 2013, the Company modified its revolving line of credit increasing the total borrowing capacity to $160.0 million, of which $50.0 million was drawn as of December 31, 2013. This revolving line of credit facility bears interest (a) between LIBOR plus 3.0% and LIBOR plus 3.75% or (b) between a base rate (the greater of the prime rate and the federal funds rate) plus 2.0% and a base rate plus 2.75%; both LIBOR and base rate pricing are contingent upon certain leverage ratios. This revolving credit facility matures in August 2015 and is collateralized by certain of the Company’s properties. The facility contains customary affirmative financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total asset ratio and limitations on distributions. As of December 31, 2013, the Company was in compliance with the aforementioned financial covenants and ratios.

The following is a schedule of future principal payments and maturities for all indebtedness (in thousands):

2014	$173,854
2015	107,393
2016	198,568
2017	165,188
2018	110,048
Thereafter	451,865

Total	$1,206,916

As of December 31, 2013, certain loans required the Company to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total asset ratio and limitations on distributions, with which the Company was in compliance. The Company’s other long-term borrowings are not subject to any significant financial covenants.

In addition, under the terms of the indenture governing the Company’s senior notes, among other things, place certain limitations on the Company’s and certain of its subsidiaries, ability to (i) transfer and sell assets; (ii) pay dividends not exceeding 95% of the adjusted funds from operations as defined under, or make certain distributions, buy subordinated indebtedness or securities or make certain other restricted payments; (iii) incur or guarantee additional indebtedness or issue preferred stock; (iv) incur dividend or other payment restrictions affecting restricted subsidiaries; (v) merge, consolidate or sell all or substantially all of the Company’s assets; (vi) enter into certain transactions with affiliates; or (vii) engage in business other than a business that is the same or similar to the Company’s current business or a reasonably related extension thereof. These covenants are subject to a number of limitations and exceptions that are described in the indenture. Additionally, the indenture requires the Company to maintain, at all times, total unencumbered assets of not less than 150% of the aggregate principal amount of our consolidated unsecured indebtedness. As of December 31, 2013, the Company was in compliance with the senior notes covenants.

The estimated fair values of mortgages and other notes payable and the line of credit were approximately $803.7 million and $742.9 million as of December 31, 2013 and 2012, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair values of the Company’s senior notes was approximately $410.4 million and $385.6 million as of December 31, 2013 and 2012, respectively, based on prices traded for similar or identical instruments in active or inactive markets and is categorized as level 2 on the three-level valuation hierarchy.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

11.	Derivative Instruments and Hedging Activities:

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

As of December 31, 2013, the Company had five interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The fair value of the Company’s derivative financial instruments is included in other liabilities in the accompanying consolidated balance sheets as of December 31, 2013 and 2012.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments (in thousands):

Notional Amount		Strike (1)		Credit Spread (1)	Trade Date	Maturity Date	Fair Value Liability December 31,
							2013	2012
$61,042		1.9%		1.3%	12/6/10	1/2/16	$(1,748)	$(2,423)
$8,746		3.6%		3.3%	9/28/09	9/1/19	$(743)	$(1,238)
$16,603	(2)	2.7	% (2)	3.8%	12/1/09	12/1/14	$(233)	$(460)
$15,450		2.2%		4.5%	1/13/11	12/31/15	$(524)	$(761)
$24,811		1.3%		3.0%	8/30/11	8/28/16	$(446)	$(716)

The following table summarizes the gross and net amounts of the Company’s derivative financial instruments (in thousands):

		As of December 31, 2013			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$61,042		$(1,748)	$—	$(1,748)	$(1,748)	$—	$(1,748)
$8,746		$(743)	$—	$(743)	$(743)	$—	$(743)
$16,603	(2)	$(233)	$—	$(233)	$(233)	$—	$(233)
$15,450		$(524)	$—	$(524)	$(524)	$—	$(524)
$24,811		$(446)	$—	$(446)	$(446)	$—	$(446)

		As of December 31, 2012			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$62,856		$(2,423)	$—	$(2,423)	$(2,423)	$—	$(2,423)
$9,070		$(1,238)	$—	$(1,238)	$(1,238)	$—	$(1,238)
$18,434	(2)	$(460)	$—	$(460)	$(460)	$—	$(460)
$16,350		$(761)	$—	$(761)	$(761)	$—	$(761)
$25,000		$(716)	$—	$(716)	$(716)	$—	$(716)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

11.	Derivative Instruments and Hedging Activities (Continued):

FOOTNOTES:

(1)	The strike rate does not include the credit spread on each of the notional amounts.
(2)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.4%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 0.94 and 1.00 Canadian dollars for $1.00 U.S. dollar on December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

12.	Fair Value Measurements:

The Company has five investment properties that were classified as assets held for sale and carried at fair value as of December 31, 2013. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, comparables sales transactions and other information from brokers and potential buyers, as applicable.

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

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of December 31, 2013 and 2012, as follows (in thousands):

	Fair Value Measurement as of December 31, 2013	Level 1	Level 2	Level 3

Assets:
Assets held for sale carried at fair value	$90,794	$—	$—	$90,794

Liabilities:
Derivative instruments	$3,694	$—	$3,694	$—

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

12.	Fair Value Measurements (Continued):

	Fair Value Measurement as of December 31, 2012	Level 1	Level 2	Level 3

Assets:
Assets held for sale carried at fair value	$5,743	$—	$—	$5,743

Liabilities:
Derivative instruments	$5,598	$—	$5,598	$—

13.	Income Taxes:

As of December 31, 2013 and 2012, the Company recorded net current and long-term deferred tax assets related to depreciation differences, deferred income, and net operating losses at its TRS subsidiaries and properties under foreclosure elections as a result of certain tenant defaults and lease terminations. Because there are no historical earnings and no certainty that such deferred tax assets will be available to offset future tax liabilities, the Company has established a full valuation allowance as of December 31, 2013 and 2012. The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,
	2013	2012

Net operating losses	$101,277	$94,096
Book/tax differences in deferred income	2,834	2,101
Book/tax differences in acquired assets	(53,412)	(47,739)

Total deferred tax asset	50,699	48,458
Valuation allowance	(50,699)	(48,458)

	$—	$—

The Company’s TRS subsidiaries had net operating loss carry-forwards for federal and state purposes of approximately $250.0 million and $233.2 million as of December 31, 2013 and 2012, respectively, to offset future taxable income. The estimated net operating loss carry-forwards will expire as follows (in thousands):

Expiration Year	Net Operating Loss
2025	$1,600
2026	$5,600
2027	$26,700
2028	$44,900
2029	$48,000
2030	$39,700
2031	$32,100
2032	$34,600
2033	$16,800

The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. In addition, the Company has determined that no significant differences exist between the total income tax expense or benefit and the amount computed by applying the statutory federal income rate to its TRS income before taxes without record to the impact of the valuation allowance.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

14.	Related Party Arrangements:

In April 2013, the Company paid an affiliate, CNL Commercial Real Estate, Inc., a sales commission totaling approximately $0.2 million in connection with the sale of one of its properties under the terms of an exclusive right of sale listing agreement.

For the years ended December 31, 2013, 2012 and 2011, the Advisor and former advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Acquisition fees:
Acquisition fees from offering proceeds (1)	$1,286	$1,785	$7,244
Acquisition fees from debt proceeds (2)	3,273	5,235	22,009

Total	4,559	7,020	29,253

Asset management fees (3)	34,683	35,725	31,802

Reimbursable expenses: (4)
Offering costs (5)	—	—	1,251
Acquisition costs (6)	252	409	378
Operating expenses (7)	7,246	8,002	11,419

Total	7,498	8,411	13,048

Total fees earned and reimbursable expenses	$46,740	$51,156	$74,103

FOOTNOTES:

(1)	Acquisition fees are paid for services in connection with the selection, purchase, development or construction of real property. The fees are generally equal to 3.0% of gross offering proceeds from the sale of the Company’s common stock including proceeds from shares sold under its distribution reinvestment plan (“DRP”). These amounts are recorded as acquisition fees and costs in the accompanying consolidated statements of operations.
(2)	Acquisition fees from debt proceeds are paid for services in connection with the incurrence of indebtedness, including the Company’s pro-rata share of joint venture indebtedness. The fees are generally equal to 3.0% of loan proceeds. These amounts are recorded as loan costs and are included as part of other assets in the accompanying consolidated balance sheets.
(3)	Asset management fees are equal to 0.08334% per month of the Company’s real estate asset value, which is generally the amount actually paid or allocated to the purchase, development, construction or improvement of a property, and the outstanding principal amount of any mortgage note receivable as of the end of the preceding month. These amounts are recorded as asset management fees to advisor in the accompanying consolidated statements of operations.
(4)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense years ended December 31, 2013, 2012 and 2011, operating expenses did not exceed the Expense Cap. Amount representing offering costs are recorded as part of stock issuance and offering costs in the accompanying consolidated statements of stockholders’ equity. Amounts representing acquisition costs are recorded as part of acquisition fees and costs in the accompanying consolidated statements of operations. Amounts representing operating expenses are recorded as part of general and administrative expenses in the accompanying consolidated statements of operations.
(5)	Includes approximately $0.1 million for reimbursable offering costs to the Advisor for services provided to the Company for its executive officers during the year ended December 31, 2011. The reimbursable expenses include components of salaries, benefits and other overhead charges. No such reimbursable costs were incurred during the years ended December 31, 2013 and 2012.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

14.	Related Party Arrangements (continued):

(6)	Includes approximately $0.1 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during each of the years ended December 31, 2013 and 2012. The reimbursable expenses include components of salaries, benefits and other overhead charges. No such reimbursable expenses were incurred during the year ended December 31, 2011.
(7)	Includes approximately $0.6 million, $0.5 million and $0.8 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the years ended December 31, 2013, 2012 and 2011, respectively. The reimbursable expenses include components of salaries, benefits and other overhead charges.

CNL Securities Corp., the managing dealer of the Company’s common stock offering received fees and compensation in connection with the Company’s third and final public offering of common stock, which was completed on April 9, 2011. For the year ended December 31, 2011, the Company incurred fees to related parties in connection with shares sold in that offering of approximately $12.9 million in selling and commission fees and approximately $5.5 million in marketing support fee and due diligence expense reimbursements. These fees were recorded as part of stock issuance and offering costs in the accompanying consolidated statements of stockholders’ equity.

In March 2014, the Company’s Advisor amended the advisory agreement, effective April 1, 2014, to eliminate or reduce certain of the aforementioned fees, as described further in Note 20. “Subsequent Events”.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	As of December 31,
	2013	2012
Due to the Advisor and its affiliates:
Asset management fees	$—	$14
Operating expenses	671	509
Acquisition fees and expenses	354	463

Total	$1,025	$986

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $8.6 million and $5.5 million as of December 31, 2013 and 2012, respectively.

15.	Stockholders’ Equity:

Distribution Reinvestment Plan —In 2011 the Company completed its final offering and filed a registration statement on Form S-3 under the Security Exchange Act of 1933, as amended, to register the sale of up to an additional $250 million (26.3 million shares of common stock) under its DRP. In August 2012, in order to comply with requirements that became applicable once the Company completed its offerings, the Company’s Board of Directors determined its estimated net asset value (“NAV”) per share was $7.31. Accordingly, effective August 2012, DRP shares were offered at $6.95, which represented a 5% discount to the estimated NAV of $7.31. For the year ended December 31, 2013, the Company received aggregate proceeds of approximately $54.9 million (representing 7.9 million shares) through its DRP. In March 2014, the Company’s Board of Directors approved a revised estimate of NAV of $6.85 per share effective as of December 31, 2013 and amended its DRP so that shares under the Company’s DRP would be sold at the new estimated NAV of $6.85 per share rather than a discount to the NAV.

Distributions- In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90.0% of its REIT taxable income. The Company intends to make regular distributions, and the Board of Directors currently intends to declare and pay distributions on a quarterly basis. For the years ended December 31, 2013, 2012 and 2011, the Company declared and paid distributions of approximately $135.5 million ($0.4252 per share), $163.7 million ($0.5252 per share) and $188.4 million ($0.6252 per share), respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

15.	Stockholders’ Equity (continued):

For the year ended December 31, 2013, approximately 29.3% of the distributions paid to stockholders were considered capital gain as a result of the gain on the sale of the Company’s three unconsolidated senior housing joint ventures and approximately 70.7% were considered a return of capital to stockholders for federal income tax purposes. For both of the years ended December 31, 2012 and 2011, approximately 0.0% of the distributions paid to stockholders were considered taxable income and approximately 100.0% were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2013, 2012 and 2011 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

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

The following details the Company’s redemptions for the years ended December 31, 2013 and 2012 (in thousands except per share data).

	First	Second	Third	Fourth	Full Year
2013 Quarters
Requests in queue	9,726	9,962	10,109	10,312	9,726
Redemptions requested	716	825	685	696	2,922
Shares redeemed:
Prior period requests	(213)	(70)	(77)	(190)	(550)
Current period requests	(192)	(351)	(329)	(223)	(1,095)
Adjustments (1)	(75)	(257)	(76)	(48)	(456)

Pending redemption requests (2)	9,962	10,109	10,312	10,547	10,547

Average price paid per share	$7.31	$7.30	$7.29	$7.26	$7.29

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

15.	Stockholders’ Equity (continued):

	First	Second	Third	Fourth	Full Year
2012 Quarters
Requests in queue	6,419	7,763	8,512	8,856	6,419
Redemptions requested	1,574	1,010	1,064	1,535	5,183
Shares redeemed:
Prior period requests	(4)	(177)	(245)	(98)	(524)
Current period requests	(172)	—	(158)	(319)	(649)
Adjustments (1)	(54)	(84)	(317)	(248)	(703)

Pending redemption requests (2)	7,763	8,512	8,856	9,726	9,726

Average price paid per share	$9.92	$9.92	$7.31	$7.30	$8.06

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

16.	Concentrations of Risk:

As of December 31, 2013 and 2012, the Company had zero and one tenant, Evergreen Alliance Golf Limited, L.P. (“EAGLE”) that individually accounted for 10.0% or more of its aggregate assets. EAGLE leased 32 golf facilities with the carrying value of the properties at 10.1% as of December 31, 2012. There were no tenants that individually accounted for 10.0% or more of the Company’s total revenues for the three years ended December 31, 2013.

Additionally, the Company made a loan to EAGLE which generated interest income of approximately $0.2 million for each of the years ended December 31, 2013 and 2012 and approximately $0.5 million for the year ended December 31, 2011.

Failure of the above tenant or borrower to pay contractual lease or interest payments could significantly impact the Company’s results of operations and cash flows from operations which, in turn would impact its ability to pay debt service and make distributions to stockholders.

The Company’s real estate investment portfolio is geographically diversified with properties in 36 states and Canada. The Company owns ski and mountain lifestyle properties in eight states and Canada with a majority of those properties located in the northeast, California and Canada. The Company’s golf properties are located in 15 states with a majority of those facilities located in “Sun Belt” states. The Company’s attractions properties are located in 13 states with a majority located in the Southern and Western United States.

17.	Commitments and Contingencies:

A purported class action lawsuit on behalf of shareholders who purchased shares under our DRP on or after April 1, 2010, Allyn v. CNL Lifestyle Properties, Inc. et al., was filed on January 18, 2013 in the United States District Court for the Middle District of Florida against the Company and certain of our current and former directors. The lawsuit alleged claims of breach of fiduciary duty against the directors and constructive trust and unjust enrichment against the Company. On November 27, 2013, the United States District Court for the Middle District of Florida granted the Company’s motion to dismiss the case for failure to state a cause of action and dismissed the lawsuit with prejudice, from which no appeal was taken.

The Company acquired certain properties that are on land owned by a governmental entity or other third party where the Company owns a leasehold interest which requires payment of ground lease and permit fees in accordance with the lease agreement. For properties that are subject to a leasing arrangement, ground leases and permit fees are paid by the tenants and the Company records the corresponding equivalent revenue in rental income from operating leases. For properties that are on a managed structure, ground leases and permit fees are paid by the Company.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

17.	Commitments and Contingencies (Continued):

The following is a schedule of future obligations under ground leases and land permits (in thousands):

2014	$15,677
2015	15,677
2016	15,527
2017	15,504
2018	15,504
Thereafter	224,815

Total	$302,704

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

18.	Selected Quarterly Financial Data (Unaudited):

	First	Second	Third (2)	Fourth	Full Year
2013 Quarters
Total revenues	$104,523	$131,107	$176,024	$101,147	$512,801
Operating income (loss)	(4,073)	(45,123)	36,713	(217,360)	(229,843)
Equity in earnings (loss) of unconsolidated entities	(1,123)	6,159	4,147	2,518	11,701
Income (loss) from continuing operations	(22,647)	(56,897)	81,680	(232,666)	(230,530)
Discontinued operations (1)	(653)	1,693	(3,387)	(19,662)	(22,009)
Net income (loss)	(23,299)	(55,204)	78,293	(252,329)	(252,539)
Weighted average number of shares outstanding (basic and diluted)	316,382	317,959	319,507	321,063	318,742
Earnings (loss) per share of common stock (basic and diluted)	$(0.07)	$(0.17)	$0.24	$(0.79)	$(0.79)

	First	Second	Third	Fourth (2)	Full Year
2012 Quarters
Total revenues	$87,226	$117,849	$173,041	$94,426	$472,542
Operating income (loss)	(9,236)	(6,046)	39,633	(37,398)	(13,047)
Equity in earnings (loss) of unconsolidated entities	1,231	2,277	2,266	(253)	5,521
Income (loss) from continuing operations	(23,797)	(20,014)	24,193	(53,539)	(73,157)
Discontinued operations (1)	(946)	71	(579)	(1,462)	(2,916)
Net income (loss)	(24,743)	(19,942)	23,613	(55,001)	(76,073)
Weighted average number of shares outstanding (basic and diluted)	309,235	311,860	313,250	314,858	312,309
Earnings (loss) per share of common stock (basic and diluted)	$(0.08)	$(0.06)	$0.08	$(0.18)	$(0.24)

FOOTNOTES:

(1)	The Company classified certain properties as assets held for sale and reclassified the results related to those properties to discontinued operations for all periods presented.
(2)	Includes impact from out of period adjustments as described in “Footnote 2 – Significant Accounting Policies”.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

19.	Supplemental Consolidating Financial Statements:

The Company had issued senior obligations which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional.

In June 2013, the Company revised the presentation of the changes in other comprehensive income (loss) to reflect those correctly as changes in both the Issuer and the Consolidating Adjustments columns, with a net zero impact to the Consolidated columns. The Company has determined that these revisions are not material to the related financial statements. The impact of these revisions (which had a net zero impact to the Consolidated column) are to increase (decrease) comprehensive income (loss) for the Issuer column and to reflect an off-setting (increase) decrease of the comprehensive income (loss) in the Consolidating Adjustments column as follows (in thousands):

For the Years Ended:
December 31, 2012, as reported	$(76,073)
December 31, 2012, as revised	$(74,282)

December 31, 2011, as reported	$(69,610)
December 31, 2011, as revised	$(73,425)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

19.	Supplemental Consolidating Financial Statements (continued):

The following summarizes the Company’s consolidated balance sheet as of December 31, 2013 and 2012, statement of operations, statement of comprehensive income (loss) and statement of cash flows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

CONSOLIDATING BALANCE SHEET

As of December 31, 2013

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$846,914	$1,222,059	$—	$2,068,973
Investments in unconsolidated entities	—	132,324	—	—	132,324
Investments in subsidiaries	1,726,328	1,150,443	1,865,714	(4,742,485)	—
Mortgages and other notes receivable, net	—	45,947	114,469	(42,453)	117,963
Assets held for sale, net	—	6,106	84,688	—	90,794
Cash	37,668	15,671	18,235	—	71,574
Deferred rent and lease incentives	—	29,839	27,539	—	57,378
Other assets	11,355	15,829	25,126	—	52,310
Restricted cash	33	26,595	24,707	—	51,335
Intangibles, net	—	18,094	18,828	—	36,922
Accounts and other receivables, net	—	12,241	8,839	—	21,080

Total Assets	$1,775,384	$2,300,003	$3,410,204	$(4,784,938)	$2,700,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$246,295	$555,433	$(41,536)	$760,192
Senior notes, net of discount	394,419	—	—	—	394,419
Other liabilities	—	33,447	43,369	—	76,816
Line of credit	—	50,000	—	—	50,000
Accounts payable and accrued expenses	11,584	13,526	25,630	(917)	49,823
Due to affiliates	1,003	8	14	—	1,025

Total Liabilities	407,006	343,276	624,446	(42,453)	1,332,275

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,226	—	—	—	3,226
Capital in excess of par value	2,846,265	6,027,607	8,700,131	(14,727,738)	2,846,265
Accumulated earnings (deficit)	(401,985)	58,777	9,853	(68,630)	(401,985)
Accumulated distributions	(1,073,422)	(4,129,657)	(5,918,520)	10,048,177	(1,073,422)
Accumulated other comprehensive loss	(5,706)	—	(5,706)	5,706	(5,706)

	1,368,378	1,956,727	2,785,758	(4,742,485)	1,368,378

Total Liabilities and Stockholders’ Equity	$1,775,384	$2,300,003	$3,410,204	$(4,784,938)	$2,700,653

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING BALANCE SHEET

As of December 31, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$1,066,297	$1,110,060	$—	$2,176,357
Investments in unconsolidated entities	—	287,339	—	—	287,339
Investments in subsidiaries	2,061,102	1,208,475	2,684,880	(5,954,457)	—
Mortgages and other notes receivable, net	—	38,987	121,190	(35,447)	124,730
Assets held for sale, net	—	5,743	—	—	5,743
Cash	39,219	14,125	19,880	—	73,224
Deferred rent and lease incentives	—	86,752	22,755	—	109,507
Other assets	13,967	16,057	33,631	—	63,655
Restricted cash	46	20,009	20,261	—	40,316
Intangibles, net	—	16,481	18,976	—	35,457
Accounts and other receivables, net	—	11,939	9,761	—	21,700

Total Assets	$2,114,334	$2,772,204	$4,041,394	$(5,989,904)	$2,938,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$255,942	$426,127	$(33,067)	$649,002
Senior notes, net of discount	394,100	—	—	—	394,100
Other liabilities	—	23,533	23,912	—	47,445
Line of credit	—	95,000	—	—	95,000
Accounts payable and accrued expenses	7,857	12,306	22,281	(2,380)	40,064
Due to affiliates	946	3	37	—	986

Total Liabilities	402,903	386,784	472,357	(35,447)	1,226,597

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,164	—	—	—	3,164
Capital in excess of par value	2,803,346	5,389,388	7,846,451	(13,235,839)	2,803,346
Accumulated earnings (deficit)	(149,446)	313,032	338,888	(651,920)	(149,446)
Accumulated distributions	(937,972)	(3,317,000)	(4,608,641)	7,925,641	(937,972)
Accumulated other comprehensive loss	(7,661)	—	(7,661)	7,661	(7,661)

	1,711,431	2,385,420	3,569,037	(5,954,457)	1,711,431

Total Liabilities and Stockholders’ Equity	$2,114,334	$2,772,204	$4,041,394	$(5,989,904)	$2,938,028

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2013

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$90,826	$72,416	$—	$163,242
Property operating revenues	—	94,500	241,939	—	336,439
Interest income on mortgages and other notes receivable	—	4,497	12,826	(4,203)	13,120

Total revenues	—	189,823	327,181	(4,203)	512,801

Expenses:
Property operating expenses	—	76,166	185,896	—	262,062
Asset management fees to advisor	34,683	—	—	—	34,683
General and administrative	15,359	2,010	1,222	—	18,591
Ground lease and permit fees	—	10,162	5,194	—	15,356
Acquisition fees and costs	3,141	—	—	—	3,141
Other operating expenses	947	2,216	3,628	—	6,791
Bad debt expense	—	3,186	3,145	—	6,331
Impairment provision	—	238,646	9,622	—	248,268
(Gain) loss on lease terminations	—	(3,938)	1,233	—	(2,705)
Loan loss provision	—	—	3,104	—	3,104
Depreciation and amortization	—	66,096	80,926	—	147,022

Total expenses	54,130	394,544	293,970	—	742,644

Operating income (loss)	(54,130)	(204,721)	33,211	(4,203)	(229,843)

Other income (expense):
Interest and other income	211	2,523	(2,407)	—	327
Interest expense and loan cost amortization	(31,727)	(20,151)	(23,087)	4,203	(70,762)
Bargain purchase gain	—	—	2,653	—	2,653
Gain from sale of unconsolidated entities	—	55,394	—	—	55,394
Equity in earnings of unconsolidated entities	—	11,701	—	—	11,701
Equity in earnings, intercompany	(166,893)	(100,275)	(316,122)	583,290	—

Total other income (expense)	(198,409)	(50,808)	(338,963)	587,493	(687)

Income (loss) from continuing operations	(252,539)	(255,529)	(305,752)	583,290	(230,530)
Income (loss) from discontinued operations (includes $1,655 amortization of loss on termination of cash flow hedges relating to a non-guarantor subsidiary)	—	1,271	(23,280)	—	(22,009)

Net income (loss)	$(252,539)	$(254,258)	$(329,032)	$583,290	$(252,539)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$94,093	$65,589	$—	$159,682
Property operating revenues	—	82,198	217,665	—	299,863
Interest income on mortgages and other notes receivable	—	10,031	12,699	(9,733)	12,997

Total revenues	—	186,322	295,953	(9,733)	472,542

Expenses:
Property operating expenses	—	69,797	169,181	—	238,978
Asset management fees to advisor	35,725	—	—	—	35,725
General and administrative	15,672	608	2,388	—	18,668
Ground lease and permit fees	—	9,559	4,923	—	14,482
Acquisition fees and costs	4,450	—	—	—	4,450
Other operating expenses	424	4,945	3,315	—	8,684
Bad debt expense	—	3,099	2,411	—	5,510
Impairment provision	—	10	—	—	10
Loss on lease termination	—	18,050	7,127	—	25,177
Loan loss provision	—	—	1,699	—	1,699
Depreciation and amortization	—	61,904	70,302	—	132,206

Total expenses	56,271	167,972	261,346	—	485,589

Operating income (loss)	(56,271)	18,350	34,607	(9,733)	(13,047)

Other income (expense):
Interest and other income (expense)	104	1,228	(134)	—	1,198
Interest expense and loan cost amortization	(31,607)	(19,448)	(25,503)	9,733	(66,825)
Loss on extinguishment of debt	—	—	(4)	—	(4)
Equity in earnings of unconsolidated entities	—	5,521	—	—	5,521
Equity in earnings, intercompany	11,701	15,804	20,546	(48,051)	—

Total other income (expense)	(19,802)	3,105	(5,095)	(38,318)	(60,110)

Income (loss) from continuing operations	(76,073)	21,455	29,512	(48,051)	(73,157)
Loss from discontinued operations (includes $1,655 amortization of loss on termination of cash flow hedges relating to a non-guarantor subsidiary)	—	(1,061)	(1,855)	—	(2,916)

Net income (loss)	$(76,073)	$20,394	$27,657	$(48,051)	$(76,073)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2011

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$103,428	$61,162	$—	$164,590
Property operating revenues	—	66,941	165,251	—	232,192
Interest income on mortgages and other notes receivable	—	9,264	12,512	(8,813)	12,963

Total revenues	—	179,633	238,925	(8,813)	409,745

Expenses:
Property operating expenses	—	59,574	134,142	—	193,716
Asset management fees to advisor	31,802	—	—	—	31,802
General and administrative	14,524	87	1,540	—	16,151
Ground lease and permit fees	—	10,177	4,398	—	14,575
Acquisition fees and costs	11,168	—	—	—	11,168
Other operating expenses	289	2,149	4,113	—	6,551
Bad debt expense	—	469	304	—	773
Loan loss provision	—	3,199	—	—	3,199
Loss (recovery) on lease termination	—	7,714	(521)	—	7,193
Depreciation and amortization	—	61,019	58,196	—	119,215

Total expenses	57,783	144,388	202,172	—	404,343

Operating income (loss)	(57,783)	35,245	36,753	(8,813)	5,402

Other income (expense):
Interest and other income (expense)	322	(337)	(201)	—	(216)
Interest expense and loan cost amortization	(23,635)	(19,082)	(24,565)	8,813	(58,469)
Gain (loss) on extinguishment of debt	647	—	(874)	—	(227)
Equity in earnings of unconsolidated entities	—	1,022	—	—	1,022
Equity in earnings, intercompany	10,839	6,494	330	(17,663)	—

Total other expense	(11,827)	(11,903)	(25,310)	(8,850)	(57,890)

Income (loss) from continuing operations	(69,610)	23,342	11,443	(17,663)	(52,488)
Loss from discontinued operations (includes $1,626 amortization of loss on termination of cash flow hedges relating to a non-guarantor subsidiary)	—	(15,214)	(1,908)	—	(17,122)

Net income (loss)	$(69,610)	$8,128	$9,535	$(17,663)	$(69,610)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

19.	Supplemental Consolidating Financial Statements (continued):

Consolidating Statement of Comprehensive Income (Loss):

	For the Year Ended December 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(252,539)	$(254,258)	$(329,032)	$583,290	$(252,539)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,563)	—	(1,563)	1,563	(1,563)
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	1,655	—	1,655	(1,655)	1,655
Unrealized loss arising during the period	1,863	—	1,863	(1,863)	1,863

Total other comprehensive income	1,955	—	1,955	(1,955)	1,955

Comprehensive income (loss)	$(250,584)	$(254,258)	$(327,077)	$581,335	$(250,584)

	For the Year Ended December 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(76,073)	$20,394	$27,657	$(48,051)	$(76,073)

Other comprehensive income (loss):
Foreign currency translation adjustments	531	—	531	(531)	531
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	1,655	—	1,655	(1,655)	1,655
Unrealized loss arising during the period	(395)	—	(395)	395	(395)

Total other comprehensive income	1,791	—	1,791	(1,791)	1,791

Comprehensive income (loss)	$(74,282)	$20,394	$29,448	$(49,842)	$(74,282)

	For the Year Ended December 31, 2011
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(69,610)	$8,128	$9,535	$(17,663)	$(69,610)

Other comprehensive income (loss):
Foreign currency translation adjustments	(585)	—	(585)	585	(585)
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	1,626	—	1,626	(1,626)	1,626
Unrealized loss arising during the period	(4,856)	—	(4,856)	4,856	(4,856)

Total other comprehensive loss	(3,815)	—	(3,815)	3,815	(3,815)

Comprehensive income (loss)	$(73,425)	$8,128	$5,720	$(13,848)	$(73,425)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2013

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(78,930)	$108,523	$105,887	$—	$135,480

Investing activities:
Acquisition of properties	—	—	(244,859)	—	(244,859)
Capital expenditures	—	(27,462)	(42,694)	—	(70,156)
Proceeds from sale unconsolidated entities	—	195,446	—	—	195,446
Proceeds from release of collateral on loan payable	—	—	11,167	—	11,167
Issuance of mortgage loans receivable	—	—	(83)	—	(83)
Principal payments received on mortgage loans receivable	—	(83)	4,365	—	4,282
Proceeds from sale of properties	—	12,726	(325)	—	12,401
Changes in restricted cash	13	(6,196)	(4,174)	—	(10,357)
Other	—	23	(794)	—	(771)
Intercompany financing	169,835	—	—	(169,835)	—

Net cash provided by (used in) investing activities	169,848	174,454	(277,397)	(169,835)	(102,930)

Financing activities:
Redemptions of common stock	(11,955)	—	—	—	(11,955)
Distributions to stockholders, net of reinvestments	(80,514)	—	—	—	(80,514)
Proceeds from line of credit	—	100,000	—	—	100,000
Proceeds from mortgage loans and other notes payable	—	—	131,298	—	131,298
Principal payments on line of credit	—	(145,000)	—	—	(145,000)
Principal payments on mortgage loans	—	(8,263)	(10,537)	—	(18,800)
Principal payments on capital leases	—	(2,372)	(1,780)	—	(4,152)
Payment of loan costs	—	(307)	(4,710)	—	(5,017)
Intercompany financing	—	(225,489)	55,654	169,835	—

Net cash provided by (used in) financing activities	(92,469)	(281,431)	169,925	169,835	(34,140)

Effect of exchange rate fluctuation on cash	—	—	(60)	—	(60)

Net increase (decrease) in cash	(1,551)	1,546	(1,645)	—	(1,650)
Cash at beginning of period	39,219	14,125	19,880	—	73,224

Cash at end of period	$37,668	$15,671	$18,235	$—	$71,574

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (as revised see Note 2)	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(84,363)	$90,996	$81,260	$—	$87,893

Investing activities:
Acquisition of properties	—	—	(190,150)	—	(190,150)
Capital expenditures	—	(25,427)	(44,248)	—	(69,675)
Investments in and contributions to unconsolidated entities	—	(3,776)	—	—	(3,776)
Distributions from unconsolidated entities	—	3,445	—	—	3,445
Payment of collateral on loan payable			(11,167)	—	(11,167)
Issuance of mortgage loans receivable	—	—	(869)	—	(869)
Principal payments received on mortgage loans receivable	—	—	4,790	—	4,790
Proceeds from sale of properties	—	1,500	—	—	1,500
Other	—	63	7	—	70
Changes in restricted cash	46	(2,892)	(2,786)	—	(5,632)
Intercompany financing	93,222	—	—	(93,222)	—

Net cash provided by (used in) investing activities	93,268	(27,087)	(244,423)	(93,222)	(271,464)

Financing activities:
Redemptions of common stock	(9,590)	—	—	—	(9,590)
Distributions to stockholders, net of distribution reinvestments	(94,677)	—	—	—	(94,677)
Proceeds under line of credit	—	170,000	—	—	170,000
Proceeds from mortgage loans and other notes payable	—	45,000	107,300	—	152,300
Principal payments on line of credit	—	(75,000)	—	—	(75,000)
Principal payments on mortgage loans	—	(7,830)	(26,836)	—	(34,666)
Principal payments on capital leases	—	(1,483)	(2,624)	—	(4,107)
Payment of loan costs	(27)	(4,341)	(5,937)	—	(10,305)
Intercompany financing	—	(187,398)	94,176	93,222	—

Net cash provided by (used in) financing activities	(104,294)	(61,052)	166,079	93,222	93,955

Effect of exchange rate fluctuation on cash	—	—	1	—	1

Net increase (decrease) in cash	(95,389)	2,857	2,917	—	(89,615)
Cash at beginning of period	134,608	11,268	16,963	—	162,839

Cash at end of period	$39,219	$14,125	$19,880	$—	$73,224

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2011

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(78,842)	$85,894	$76,012	$—	$83,064

Investing activities:
Acquisition of properties	—	—	(149,692)	—	(149,692)
Capital expenditures	—	(20,202)	(22,143)	—	(42,345)
Investments in and contributions to unconsolidated entities	—	(191,397)	—	—	(191,397)
Distribution from unconsolidated entities	—	11,624	—	—	11,624
Issuance of mortgage loans receivable	—	—	(5,760)	—	(5,760)
Principal payments received on mortgage loans receivable	—	7,528	1,945	—	9,473
Proceeds from sale of properties	—	8,450	—	—	8,450
Other	—	100	(55)	—	45
Changes in restricted cash	(92)	(3,561)	(9,753)	—	(13,406)
Intercompany financing	(384,226)	—	—	384,226	—

Net cash provided by (used in) investing activities	(384,318)	(187,458)	(185,458)	384,226	(373,008)

Financing activities:
Offering proceeds	187,555	—	—	—	187,555
Redemptions of common stock	(30,000)	—	—	—	(30,000)
Distributions to stockholders, net of reinvestments	(104,951)	—	—	—	(104,951)
Stock issuance costs	(21,213)	—	—	—	(21,213)
Proceeds from mortgage loans and other notes payable	—	20,411	96,129	—	116,540
Proceeds from unsecured senior notes	396,996	—	—	—	396,996
Principal payments on line of credit	—	(58,000)	—	—	(58,000)
Principal payments on mortgage loans	(2,777)	(145,623)	(56,400)	—	(204,800)
Principal payments on capital leases	—	(2,065)	(1,902)	—	(3,967)
Payment of loan costs	(19,252)	(2,314)	(4,096)	—	(25,662)
Intercompany financing	—	297,952	86,274	(384,226)	—

Net cash provided by (used in) financing activities	406,358	110,361	120,005	(384,226)	252,498

Effect of exchange rate fluctuation on cash	—	—	(232)	—	(232)

Net increase (decrease) in cash	(56,802)	8,797	10,327	—	(37,678)
Cash at beginning of period	191,410	2,471	6,636	—	200,517

Cash at end of period	$134,608	$11,268	$16,963	$—	$162,839

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

20.	Subsequent Events:

The Company’s Board of Directors declared distributions of $0.10625 per share to stockholders of record at the close of business on March 1, 2014. These distributions will be paid by March 31, 2014.

In February 2014, the Company obtained a $40.0 million loan with an existing third-party lender. The loan bears interest at 30-day LIBOR plus 3.50% with a 1.50% LIBOR floor and matures in April 2017. This is a supplement to one of the Company’s existing loans with a principal outstanding balance of approximately $100.7 million which is collateralized by six ski and mountain lifestyle properties. The terms of the existing loan remain the same.

In March 2014, the Company’s Advisor amended its advisory agreement, effective April 1, 2014, to reduce all advisory fees, which includes the full elimination of acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and the reduction in the asset management fees to 0.075% monthly (or 0.90% annually) of average invested assets. The Company’s Advisor will consider further reductions in the asset management fees if the Company has not materially begun to execute an exit event or events before April 1, 2015.

In March 2014, the Company’s Board of Directors approved the Fourth Amended and Restated Redemption Plan whereby the tiered redemption price structure was discontinued and all shares that have been held for at least one year may now be submitted for redemption at an amount equal to its NAV per share as of the redemption date.

In March 2014, the Company engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist the Company’s management and its Board of Directors in actively evaluating various strategic alternatives to provide liquidity to the Company’s shareholder. In March 2014, the Company determined that the long term strategy related to the golf portfolio included a potential sale of the golf properties. The Company made this decision based on its review of golf portfolio trends and review of market data from third parties.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (1992)”.

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

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as Part of this Report

1.	Index to Consolidated Financial Statements:

CNL Lifestyle Properties, Inc.

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Losses for the years ended December 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012, and 2011

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2013

Schedule IV—Mortgage Loans on Real Estate at December 31, 2013

(b)	Exhibits

2.3	Amended and Restated Partnership Interest Purchase Agreement between CNL Lifestyle Properties, Inc. and Dallas
Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No.
One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	Second Articles of Amendment and Restatement of Articles of Incorporation of CNL Lifestyle Properties, Inc. (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of CNL Lifestyle Properties, Inc. (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference.)

4.1	Fourth Amended and Restated Redemption Plan (Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2014, and incorporated herein by reference.)

4.2	Third Amended and Restated Distribution Reinvestment Plan (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014, and incorporated herein by reference.)

4.3	Indenture, dated as of April 5, 2011, by and among CNL Lifestyle Properties, Inc. and Wilmington Trust FSB, including the form of 7.25% Notes due 2019 (Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 6, 2011, and incorporated herein by reference.)

4.4	Form of 7.25% Senior Notes due 2019 (included in the Indenture listed as Exhibit 4.3 herein) (Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 6, 2011, and incorporated herein by reference.)

10.1	Amended and Restated Advisory Agreement effective April 1, 2014, between CNL Lifestyle Properties, Inc. and CNL Lifestyle Advisor Corporation (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 6, 2014, and incorporated herein by reference.)

10.2	Form of Indemnification Agreement, between CNL Lifestyle Properties, Inc. and each of James M. Seneff, Jr., Thomas K. Sittema, Bruce Douglas, Robert J. Woody, Stephen H. Mauldin, Joseph T. Johnson, Ixchell C. Duarte, Holly J. Greer and Adam J. Ford (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2012, and incorporated herein by reference.)

10.3	Loan Agreement, dated as of August 2, 2004, between WTC-Trade Mart, L.P., and Bank of America, N.A. (Previously filed as Exhibit 10.16 to Post-Effective Amendment No. Three to the Registration Statement on Form S-11 (File No. 333-108355) filed on June 15, 2005, and incorporated herein by reference.)

10.4	Amended and Restated Sub-Permit and Lease Agreement, dated as of August 10, 2009, by and between R&H US Canadian Cypress Limited in its capacity as trustee of the Cypress Jersey Trust and Cypress Bowl Recreations Limited Partnership (Previously filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.5	Amended and Restated Personal Property Lease Agreement, dated as of August 10, 2009, by and between CNL Personal Property TRS ULC and Cypress Bowl Recreations Limited Partnership (Previously filed as Exhibit 10.5 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.6	Amended and Restated Loan Agreement, dated as of March 2, 2012, by and among CLP Northstar, LLC, et al., CLP Ski II, LLC et al., CNL Lifestyle Properties, Inc. and The Prudential Insurance Company of America (Previously filed as Exhibit 10.6 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.7	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of October 29, 2007, among American Golf Corporation, et al., and CNL Income Partners, LP (Previously filed as Exhibit 10.57 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 15, 2008 and incorporated herein by reference.)

10.8	Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated November 19, 2007, among American Golf Corporation, et al., and CNL Income Partners, LP (Previously filed as Exhibit 10.65 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)

10.9	Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated December 14, 2007, among American Golf Corporation, et al., and CNL Lifestyle Partners, LP (Previously filed as Exhibit 10.66 to Post-Effective Amendment No. Nine to the Registration Statement on Form S-11 (File No. 333-128662) filed January 14, 2008 and incorporated herein by reference.)

10.10	Amended and Restated Collateral Loan Agreement, dated as of August 17, 2010, by and among CNL Income EAGL Southwest Golf, LLC, et al., CNL Gatlinburg Partnership, LP, and The Prudential Insurance Company of America (Previously filed as Exhibit 10.10 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.10.1	First Amendment to Amended and Restated Collateral Loan Agreement, dated April 5, 2011, by and among CNL Income EAGL Southwest Golf, LLC, et al., CNL Gatlinburg Partnership, LP, and The Prudential Insurance Company of America (Previously filed as Exhibit 10.10.1 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.10.2	Second Amendment to Amended and Restated Collateral Loan Agreement, dated June 3, 2011, by and among CNL Income EAGL Southwest Golf, LLC, et al., CNL Gatlinburg Partnership, LP, and The Prudential Insurance Company of America (Previously filed as Exhibit 10.10.2 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.11	Ancala Country Club, Scottsdale, Arizona, Deed of Trust and Security Agreement, dated January 25, 2008, by CNL Income EAGL Southwest Golf, LLC, to The Prudential Insurance Company of America (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed January 31, 2008, and incorporated herein by reference.)

10.11.1	Ancala Country Club, Scottsdale, Arizona, First Amendment to Deed of Trust and Security Agreement, dated as of June 3, 2011, by CNL Income EAGL Southwest Golf, LLC to First American Title Insurance Company for the benefit of The Prudential Insurance Company of America (Previously filed as Exhibit 10.11.1 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.11.2	Ancala Country Club, Scottsdale, Arizona, Second Amended and Restated Lease Agreement, dated as of January 1,
2012, by and between CLP Southwest Golf, LLC and Evergreen Alliance Golf Limited, L.P. (Previously filed as
Exhibit 10.12 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.12	Amended and Restated Omnibus Lease Resolution Agreement, dated April 24, 2012, by and among Premier Golf Management, Inc., Joe R. Munsch, et al. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2012, and incorporated herein by reference.)

10.13	Master Management Agreement, dated April 24, 2012, by and between Evergreen Alliance Golf Limited, L.P. and Fore Golf Management, LLC (Previously filed as Exhibit 10.14 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.14	Purchase and Sale Agreement, dated December 8, 2010, among US Assisted Living Facilities III, Inc., Sunrise Senior Living Investments, Inc., CNL Income Partners, LP and CC3 Acquisition, LLC (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated herein by reference.)

10.15	Amended and Restated Limited Liability Company Agreement of CNLSun Partners II, LLC dated as of August 2, 2011 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated herein by reference.)

10.16	Transfer Agreement, dated July 8, 2011, among Master Metsun Two, LP, Sunrise Senior Living Investments, Inc. and CNL Income Partners, LP and CNLSun Partners II, LLC (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated herein by reference.)

10.17	Purchase and Sale Agreement, dated December 18, 2012, by and among CLP Senior Holding, LLC and Health Care REIT, Inc. (Previously filed as Exhibit 10.18 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.18	Purchase and Sale Agreement, dated December 18, 2012, by and among CLP SL II Holding, LLC and Health Care REIT, Inc. (Previously filed as Exhibit 10.19 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.19	Purchase and Sale Agreement, dated December 18, 2012, by and among CLP SL III Holding, LLC and Health Care REIT, Inc. (Previously filed as Exhibit 10.20 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.20	Exclusive Right of Sale Listing Agreement dated January 31, 2013, by and between CLP Partners, LP and CNL Commercial Real Estate, Inc. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed May 14, 2013, and incorporated herein by reference.)

12.1	Computation of Ratios of Earnings to Fixed charges (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

23.1	Consent of Independent Registered Certified Public Accounting Firm - PricewaterhouseCoopers LLP. (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from CNL Lifestyle Properties, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2014.

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

Signature	Title	Date

/S/ JAMES M. SENEFF, JR. James M. Seneff, Jr.	Chairman of the Board	March 31, 2014

/S/ THOMAS K. SITTEMA Thomas K. Sittema	Vice Chairman of the Board	March 31, 2014

/S/ ROBERT J. WOODY Robert J. Woody	Independent Director	March 31, 2014

/S/ BRUCE DOUGLAS Bruce Douglas	Independent Director	March 31, 2014

/S/ ADAM FORD Adam Ford	Independent Director	March 31, 2014

/S/ STEPHEN H. MAULDIN Stephen H. Mauldin	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2014

/S/ JOSEPH T. JOHNSON Joseph T. Johnson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2014

/S/ IXCHELL C. DUARTE Ixchell C. Duarte	Senior Vice President and Chief Accounting Officer	March 31, 2014

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

Years ended December 31, 2013, 2012 and 2011 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deemed Uncollectible	Collected/ Recovered	Balance at End of Year

2011	Deferred tax asset valuation allowance	$33,960	$—	$6,870	$—	$—	$40,830
	Allowance for loan losses	4,072	—	—	(4,072)	—	—

		$38,032	$—	$6,870	$(4,072)	$—	$40,830

2012	Deferred tax asset valuation allowance	$40,830	$—	$7,628	$—	$—	$48,458
	Allowance for loan losses	—	1,699	—	—	—	1,699

		$40,830	$1,699	$7,628	$—	$—	$50,157

2013	Deferred tax asset valuation allowance	$48,458	$—	$2,241	$—	$—	$50,699
	Allowance for loan losses	1,699	3,104	—	—	—	4,803

		$50,157	$3,104	$2,241	$—	$—	$55,502

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2013 (in thousands)

			Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)								Life on which depre- ciation in latest income state- ments is computed
Property/Location	En- cumber- ances		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Gatlinburg Sky Lift Gatlinburg, Tennessee			$—	$19,154	$175	$32	$—	$—	$19,186	$175	$19,361	$(3,249)	In 1953	12/22/2005			(2)
Hawaiian Falls Waterparks Garland and The Colony, Texas			$3,123	$3,663	$758	$2,070	$—	$5,010	$3,810	$794	$9,614	$(3,449)	In 2004	4/21/2006			(2)
Palmetto Hall Plantation Club Hilton Head, South Carolina			$5,744	$—	$1,465	$732	$—	$6,452	$—	$1,489	$7,941	$(2,635)	In 1990	4/27/2006			(2)
Cypress Mountain Vancouver, British Columbia		(1)	$161	$19,001	$735	$11,935	$—	$1,274	$17,430	$13,128	$31,832	$(8,054)	In 1975	5/30/2006			(2)
Raven Golf Club at South Mountain Phoenix, Arizona			$11,307	$—	$1,340	$493	$—	$11,703	$—	$1,437	$13,140	$(4,677)	In 1995	6/9/2006			(2)
The Omni Mount Washington Resort and Bretton Woods Ski Area Bretton Woods, New Hampshire		(1)	$21,216	$10	$28,114	$36,091	$—	$23,382	$10	$62,039	$85,431	$(18,331)	In 1902		(4)		(2)
Bear Creek Golf Club Dallas, Texas			$6,477	$2,470	$1,248	$543	$—	$6,811	$2,471	$1,456	$10,738	$(3,932)	In 1979	9/8/2006			(2)
Funtasticks Fun Center Tucson, Arizona			$3,038	$—	$1,413	$26	$—	$3,040	$—	$1,437	$4,477	$(1,055)	In 1993	10/6/2006			(2)
Zuma Fun Center South Houston, Texas			$1,551	$—	$558	$67	$—	$1,592	$—	$584	$2,176	$(569)	In 1990	10/6/2006			(2)
Weston Hills Country Club Weston, Florida			$12,925	$—	$8,460	$2,043	$—	$14,243	$—	$9,185	$23,428	$(9,894)	In 1990	10/16/2006			(2)
Valencia Country Club Santa Clarita, California			$21,414	$—	$5,691	$1,563	$—	$22,468	$—	$6,200	$28,668	$(10,140)	In 2000	10/16/2006			(2)
Canyon Springs Golf Club San Antonio, Texas			$7,827	$—	$939	$307	$—	$8,128	$—	$945	$9,073	$(1,584)	In 1997	11/16/2006			(2)
The Golf Club at Cinco Ranch Houston, Texas			$6,662	$—	$454	$421	$—	$7,054	$—	$483	$7,537	$(606)	In 1993	11/16/2006			(2)
Golf Club at Fossil Creek Fort Worth, Texas			$4,905	$—	$1,040	$613	$—	$5,163	$—	$1,395	$6,558	$(1,561)	In 1987	11/16/2006			(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2013 (in thousands)

			Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	En- cumber- ances		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Lake Park Golf Club Dallas-Fort Worth, Texas			$1,732	$1,496	$1,113	$292	$—	$1,898	$1,497	$1,238	$4,633	$(2,275)	In 1957	11/16/2006		(2)
Mansfield National Golf Club Dallas-Fort Worth, Texas			$4,891	$547	$1,065	$96	$—	$4,987	$547	$1,065	$6,599	$(2,808)	In 2000	11/16/2006		(2)
Plantation Golf Club Dallas-Fort Worth, Texas			$3,586	$—	$124	$245	$—	$3,657	$—	$298	$3,955	$(128)	In 1998	11/16/2006		(2)
Fox Meadow Country Club Medina, Ohio			$3,625	$—	$2,542	$467	$—	$3,913	$—	$2,721	$6,634	$(2,813)	In 1995	12/22/2006		(2)
Lakeridge Country Club Lubbock, Texas			$4,224	$—	$1,971	$361	$—	$4,505	$—	$2,051	$6,556	$(1,650)	In 1978	12/22/2006		(2)
Mesa del Sol Golf Club Yuma, Arizona			$3,752	$—	$519	$413	$—	$4,145	$—	$539	$4,684	$(2,751)	In 1970	12/22/2006		(2)
Signature Golf Course Solon, Ohio			$5,259	$—	$4,668	$647	$—	$5,737	$—	$4,837	$10,574	$(4,418)	In 2002	12/22/2006		(2)
Weymouth Country Club Medina, Ohio			$5,460	$—	$4,739	$385	$—	$5,737	$—	$4,847	$10,584	$(3,027)	In 1969	12/22/2006		(2)
Burnside Marina Somerset, Kentucky			$350	$2,593	$415	$30	$—	$350	$2,621	$417	$3,388	$(683)	In 1950’s	12/22/2006		(2)
Pier 121 Marina and Easthill Park Lewisville, Texas			$1,172	$25,222	$4,576	$591	$—	$1,752	$25,232	$4,577	$31,561	$(5,931)	In 1960’s	12/22/2006		(2)
Beaver Creek Marina Monticello, Kentucky			$442	$5,778	$381	$47	$—	$442	$5,825	$381	$6,648	$(2,744)	In 1950’s	12/22/2006		(2)
Lake Front Marina Port Clinton, Ohio			$1,371	$—	$485	$359	$—	$1,669	$—	$546	$2,215	$(750)	In 1979	12/22/2006		(2)
Sandusky Harbor Marina Sandusky, Ohio			$4,458	$—	$3,428	$137	$—	$4,579	$—	$3,444	$8,023	$(1,494)	In 1930’s	12/22/2006		(2)
Cowboys Golf Club Grapevinem Texas			$8,537	$2,108	$2,072	$1,413	$—	$9,171	$2,273	$2,686	$14,130	$(5,705)	In 2000	12/26/2006		(2)
Brighton Ski Resort Brighton, Utah		(1)	$11,809	$2,123	$11,233	$3,161	$—	$12,861	$2,124	$13,341	$28,326	$(7,579)	In 1949	1/8/2007		(2)
Clear Creek Golf Club Houston, Texas			$423	$1,116	$155	$48	$—	$459	$1,116	$167	$1,742	$(506)	In 1987	1/11/2007		(2)
Northstar-at-Tahoe Resort Lake Tahoe, California		(1)	$60,790	$—	$8,534	$10,380	$—	$64,145	$—	$15,559	$79,704	$(18,534)	In 1972	1/19/2007		(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2013 (in thousands)

			Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	En- cumber- ances		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Sierra-at-Tahoe Resort South Lake Tahoe, California		(1)	$19,875	$800	$8,574	$3,727	$—	$22,433	$801	$9,742	$32,976	$(10,908)	In 1968	1/19/2007		(2)
Loon Mountain Resort Lincoln, New Hampshire		(1)	$9,226	$346	$4,673	$7,166	$—	$14,988	$348	$6,075	$21,411	$(6,287)	In 1966	1/19/2007		(2)
Summit-at-Snowqualmie Resort Snoqualmie Pass, Washington		(1)	$20,122	$792	$8,802	$3,233	$—	$22,555	$792	$9,602	$32,949	$(9,658)	In 1945	1/19/2007		(2)
White Water Bay Oklahoma City, Oklahoma			$10,720	$—	$5,461	$589	$—	$10,729	$—	$6,041	$16,770	$(3,249)	In 1981	4/6/2007		(2)
Splashtown Houston, Texas			$10,817	$—	$1,609	$3,193	$—	$13,551	$—	$2,068	$15,619	$(1,234)	In 1981	4/6/2007		(2)
Waterworld Concord, California			$1,733	$7,841	$728	$441	$—	$1,997	$7,841	$905	$10,743	$(3,689)	In 1995	4/6/2007		(2)
Elitch Gardens Denver, Colorado			$93,796	$—	$7,480	$1,386	$—	$94,694	$—	$7,968	$102,662	$(7,330)	In 1890	4/6/2007		(2)
Darien Lake Buffalo, New York			$60,993	$—	$21,967	$4,929	$—	$64,800	$—	$23,089	$87,889	$(27,993)	In 1955	4/6/2007		(2)
Frontier City Oklahoma City, Oklahoma			$7,265	$—	$7,518	$1,203	$—	$8,093	$—	$7,893	$15,986	$(3,538)	In 1958	4/6/2007		(2)
Wild Waves & Enchanted Village Seattle, Washington			$19,200	$—	$2,837	$1,392	$—	$20,215	$—	$3,214	$23,429	$(9,313)	In 1977	4/6/2007		(2)
Magic Springs & Crystal Falls Hot Springs, Arkansas			$4,237	$8	$10,409	$4,595	$—	$8,580	$—	$10,669	$19,249	$(3,313)	In 1977	4/16/2007		(2)
Manasquan River Club Brick Township, New Jersey			$8,031	$—	$439	$172	$—	$8,191	$12	$439	$8,642	$(731)	In 1970’s	6/8/2007		(2)
Crystal Point Marina Point Pleasant, New Jersey			$5,159	$—	$46	$166	$—	$5,306	$—	$65	$5,371	$(124)	In 1976	6/8/2007		(2)
Mountain High Resort Wrightwood, California		(1)	$14,272	$14,022	$7,571	$966	$—	$14,730	$14,062	$8,039	$36,831	$(10,035)	In 1930’s	6/29/2007		(2)
Holly Creek Marina Celina, Tennessee			$372	$5,257	$465	$53	$—	$374	$5,301	$472	$6,147	$(954)	In 1940’s	8/1/2007		(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2013 (in thousands)

			Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	En- cumber- ances		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Eagle Cove Marina Byrdstown, Tennessee			$1,114	$1,718	$1,692	$139	$—	$1,118	$1,815	$1,730	$4,663	$(768)	In 1940’s	8/1/2007		(2)
Sugarloaf Mountain Resort Carrabassett Valley, Maine			$15,408	$—	$5,658	$2,931	$—	$14,620	$2,000	$7,377	$23,997	$(5,850)	In 1962	8/7/2007		(2)
Sunday River Resort Newry, Maine			$32,698	$—	$12,256	$4,465	$—	$35,989	$—	$13,430	$49,419	$(10,439)	In 1959	8/7/2007		(2)
Great Lakes Marina Muskegon, Michigan			$6,633	$—	$3,079	$111	$—	$6,664	$—	$3,159	$9,823	$(790)	In 1981	8/20/2007		(2)
The Village at Northstar Lake Tahoe, California			$2,354	$—	$33,932	$4,178	$—	$2,759	$—	$37,705	$40,464	$(9,177)	In 2005	11/15/2007		(2)
Arrowhead Country Club Glendale, Arizona		(1)	$4,663	$—	$6,905	$1,995	$—	$5,796	$—	$7,767	$13,563	$(3,462)	In 1980’s	11/30/2007		(2)
Ancala Country Club Scottsdale, Arizona		(1)	$6,410	$—	$5,498	$1,462	$—	$7,248	$—	$6,122	$13,370	$(3,153)	In 1996	11/30/2007		(2)
Tallgrass Country Club Witchita, Kansas		(1)	$1,147	$—	$1,549	$931	$—	$1,825	$—	$1,802	$3,627	$(839)	In 1982	11/30/2007		(2)
Deer Creek Golf Club Overland Park, Kansas		(1)	$3,365	$—	$2,206	$1,237	$—	$4,326	$—	$2,482	$6,808	$(2,319)	In 1989	11/30/2007		(2)
Arrowhead Golf Club Littleton, Colorado		(1)	$8,692	$—	$2,119	$1,710	$—	$10,142	$—	$2,379	$12,521	$(3,074)	In 1974	11/30/2007		(2)
Hunt Valley Golf Club Phoenix, Maryland		(1)	$10,615	$—	$3,709	$2,009	$—	$12,045	$—	$4,288	$16,333	$(3,723)	In 1970	11/30/2007		(2)
Meadowbrook Golf & Country Club Tulsa, Oklahoma		(1)	$5,150	$—	$1,198	$1,407	$—	$6,349	$—	$1,406	$7,755	$(2,288)	In 1957	11/30/2007		(2)
Stonecreek Golf Club Phoenix, Arizona		(1)	$8,099	$—	$2,400	$1,331	$—	$9,109	$—	$2,721	$11,830	$(2,106)	In 1990	11/30/2007		(2)
Painted Desert Golf Club Las Vegas, Nevada		(1)	$3,243	$—	$290	$808	$—	$3,954	$—	$387	$4,341	$(2,723)	In 1987	11/30/2007		(2)
Eagle Brook Country Club Geneva, Illinios		(1)	$6,316	$—	$4,923	$1,584	$—	$7,307	$—	$5,516	$12,823	$(3,158)	In 1992	11/30/2007		(2)
Majestic Oaks Golf Club Ham Lake, Minnesota		(1)	$11,247	$—	$685	$1,128	$—	$12,277	$—	$783	$13,060	$(3,573)	In 1972	11/30/2007		(2)
Ruffled Feathers Golf Club Lemont, Illinios		(1)	$7,783	$—	$4,544	$1,355	$—	$8,612	$—	$5,070	$13,682	$(2,803)	In 1992	11/30/2007		(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2013 (in thousands)

			Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	En- cumber- ances		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Tamarack Golf Club Naperville, Illinios		(1)	$4,289	$—	$1,201	$968	$—	$4,935	$—	$1,523	$6,458	$(1,824)	In 1988	11/30/2007		(2)
Continental Golf Course Scottsdale, Arizona		(1)	$4,476	$—	$676	$597	$—	$4,992	$—	$757	$5,749	$(836)	In 1979	11/30/2007		(2)
Tatum Ranch Golf Club Cave Creek, Arizona		(1)	$2,516	$—	$2,861	$1,213	$—	$3,485	$—	$3,105	$6,590	$(1,298)	In 1987	11/30/2007		(2)
Kokopelli Golf Club Phoenix, Arizona		(1)	$6,866	$—	$1,230	$1,309	$—	$8,063	$—	$1,342	$9,405	$(1,964)	In 1992	11/30/2007		(2)
Superstition Springs Golf Club Mesa, Arizona		(1)	$7,220	$—	$1,937	$1,143	$—	$8,110	$—	$2,190	$10,300	$(1,876)	In 1986	11/30/2007		(2)
Legend at Arrowhead Golf Resort Glendale, Arizona		(1)	$5,400	$—	$1,093	$1,204	$—	$6,471	$—	$1,226	$7,697	$(1,949)	In 2001	11/30/2007		(2)
London Bridge Golf Club Lake Havasu, Arizona		(1)	$6,894	$—	$1,079	$951	$—	$7,713	$—	$1,211	$8,924	$(3,305)	In 1960’s	11/30/2007		(2)
Forest Park Golf Course St. Louis, Missouri			$5,345	$1,791	$1,819	$1,299	$—	$6,138	$2,039	$2,077	$10,254	$(5,273)	In 1900’s	12/19/2007		(2)
Micke Grove Golf Course Lodi, California			$1,966	$1,378	$405	$640	$—	$2,332	$1,590	$467	$4,389	$(2,380)	In 1990	12/19/2007		(2)
Shandin Hills Golf Club San Bernadino, California			$—	$1,119	$1,112	$289	$—	$158	$1,940	$422	$2,520	$(1,198)	In 1980	3/7/2008		(2)
The Tradition Golf Club at Kiskiack Williamsburg, Virginia			$2,601	$—	$412	$132	$—	$2,722	$—	$423	$3,145	$(1,664)	In 1996	3/26/2008		(2)
The Tradition Golf Club at The Crossings Glen Allen, Virginia			$3,828	$—	$542	$213	$—	$4,011	$—	$572	$4,583	$(2,209)	In 1979	3/26/2008		(2)
The Tradition Golf Club at Broad Bay Virginia Beach, Virginia		(1)	$5,415	$—	$1,680	$349	$—	$5,678	$—	$1,766	$7,444	$(2,158)	In 1986	3/26/2008		(2)
Brady Mountain Resort & Marina Royal, Arkansas			$738	$6,757	$1,619	$3,077	$—	$3,383	$7,043	$1,765	$12,191	$(2,409)	In 1950’s	4/10/2008		(2)
David L. Baker Golf Course Fountain Valley, California			$4,599	$1,596	$1,068	$534	$—	$97	$6,362	$1,338	$7,797	$(3,357)	In 1987	4/17/2008		(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2013 (in thousands)

			Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	En- cumber- ances		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Las Vegas Golf Club Las Vegas, NV			$5,531	$—	$775	$107	$—	$1	$5,621	$791	$6,413	$(3,443)	In 1938	4/17/2008		(2)
Meadowlark Golf Course Huntington Beach, California			$8,515	$3,756	$1,310	$261	$—	$67	$12,418	$1,357	$13,842	$(5,818)	In 1922	4/17/2008		(2)
Coco Key Water Resort Orlando, Florida			$9,830	$—	$5,440	$26,259	$—	$15,611	$—	$25,918	$41,529	$(6,089)	1970’s	5/28/2008		(2)
Montgomery Country Club Laytonsville, MD			$4,835	$—	$1,352	$612	$—	$5,303	$—	$1,496	$6,799	$(1,533)	In 1963	9/11/2008		(2)
The Links at Challedon Golf Club Mt. Airy, MD			$2,339	$—	$547	$166	$—	$2,483	$—	$569	$3,052	$(940)	In 1995	9/11/2008		(2)
Mount Sunapee Mountain Resort Newbury, New Hampshire		(1)	$—	$6,727	$5,253	$368	$—	$72	$6,908	$5,368	$12,348	$(2,907)	In 1960	12/5/2008		(2)
Okemo Mountain Resort Ludlow, Vermont		(1)	$17,566	$25,086	$16,684	$822	$—	$17,976	$25,144	$17,038	$60,158	$(9,449)	In 1963	12/5/2008		(2)
Crested Butte Mountain Resort Mt. Crested Butte, Colorado		(1)	$1,305	$18,843	$11,188	$1,660	$—	$1,314	$19,289	$12,393	$32,996	$(7,293)	In 1960’s	12/5/2008		(2)
Jiminy Peak Mountain Resort Hancock, Massachusetts		(1)	$7,802	$—	$8,164	$383	$—	$8,044	$—	$8,305	$16,349	$(2,919)	In 1948	1/27/2009		(2)
Hawaiian Waters Kapolei, Hawaii			$—	$13,399	$3,458	$300	$—	$130	$13,425	$3,602	$17,157	$(2,264)	In 1998	5/6/2009		(2)
Great Wolf Lodge- Wisconsin Dells Wisconsin Dells, Wisconsin		(1)	$3,433	$—	$17,632	$83	$—	$2,123	$—	$19,025	$21,148	$(7,957)	In 1997	8/6/2009		(2)
Great Wolf Lodge- Sandusky Sandusky, Ohio		(1)	$2,772	$—	$30,061	$473	$—	$2,268	$27	$31,011	$33,306	$(9,014)	In 2001	8/6/2009		(2)
Anacapa Isle Marina Oxnard, California		(1)	$—	$7,155	$2,250	$—	$—	$—	$7,155	$2,250	$9,405	$(1,962)	In 1973	3/12/2010		(2)
Ballena Isle Marina Alameda, California			$23	$4,793	$2,906	$769	$—	$23	$5,280	$3,188	$8,491	$(1,123)	In 1972	3/12/2010		(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2013 (in thousands)

			Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	En- cumber- ances		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Cabrillo Isle Marina San Diego, California		(1)	$—	$17,984	$1,569	$3	$—	$—	$17,984	$1,572	$19,556	$(3,910)	In 1977	3/12/2010		(2)
Ventura Isle Marina Ventura California		(1)	$—	$14,426	$1,505	$2	$—	$—	$14,426	$1,507	$15,933	$(3,793)	In 1975	3/12/2010		(2)
Bohemia Vista Yacht Basin Chesapeake City, MD			$—	$362	$23	$793	$—	$1,146	$—	$32	$1,178	$(338)	In 1967	5/20/2010		(2)
Hacks Point Marina Earleville, Maryland			$—	$148	$5	$367	$—	$504	$—	$16	$520	$(89)	In 1970’s	5/20/2010		(2)
Pacific Park Santa Monica, California		(1)	$—	$25,046	$1,575	$77	$—	$—	$25,048	$1,650	$26,698	$(2,655)	In 1996	12/29/2010		(2)
Culpepper Place at Branson Meadow Branson, MO		(1)	$535	$—	$8,338	$2	$—	$534	$—	$8,341	$8,875	$(556)	2002 and 2007	8/31/2011		(2)
Culpepper of Springdale Springdale, AR		(1)	$762	$—	$7,244	$31	$—	$793	$—	$7,244	$8,037	$(483)	2007	8/31/2011		(2)
Culpepper Place at Chesterfield Village Chesterfield, MO		(1)	$713	$—	$10,080	$30	$—	$743	$—	$10,080	$10,823	$(658)	1999 and 2009	8/31/2011		(2)
Culpepper Place of Nevada Nevada, MO			$40	$—	$319	$—	$—	$40	$—	$319	$359	$(19)	1997	8/31/2011		(2)
Culpepper Place of Springfield Springfield, MO		(1)	$800	$—	$6,152	$—	$—	$800	$—	$6,152	$6,952	$(430)	1997 and 2005	8/31/2011		(2)
Culpepper Place of Jonesboro Jonesboro, AR		(1)	$897	$—	$6,196	$14	$—	$908	$—	$6,199	$7,107	$(439)	2008	8/31/2011		(2)
Culpepper - Fayetteville Fayetteville, AK			$799	$—	$12,040	$—	$—	$799	$—	$12,040	$12,839	$(362)	2011	11/30/2012		(2)
Town Center Village Portland, OR		(1)	$2,481	$—	$35,813	$971	$—	$2,533	$—	$36,732	$39,265	$(2,997)	1985-1991	8/31/2011		(2)
Stevens Pass Skykomish, King and Chelan County, WA		(1)	$62	$13,084	$5,280	$667	$—	$404	$14,032	$4,657	$19,093	$(1,594)	1945-2000	11/17/2011		(2)
Good Neighbor - Washington Washington, IL		(1)	$428	$—	$8,961	$—	$—	$428	$—	$8,961	$9,389	$(488)	2009	12/29/2011		(2)
Good Neighbor - Pekin Pekin, IL		(1)	$504	$—	$8,190	$—	$—	$504	$—	$8,190	$8,694	$(450)	2009	12/29/2011		(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2013 (in thousands)

			Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/Location	En- cumber- ances		Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Good Neighbor - Sterling Sterling, IL		(1)	$549	$—	$7,653	$434	$—	$549	$—	$8,087	$8,636	$(438)	2008	12/29/2011		(2)
Solomon - Alpharetta Alpharetta, GA		(1)	$1,436	$—	$12,434	$7	$—	$1,436	$—	$12,441	$13,877	$(572)	1999 and 2009	4/30/2012		(2)
Solomon - Fayetteville Fayetteville, GA		(1)	$1,536	$—	$10,016	$2	$—	$1,538	$—	$10,016	$11,554	$(488)	In 1999	4/30/2012		(2)
Solomon - Gainesville Gainesville, GA		(1)	$2,869	$—	$31,695	$10	$—	$2,869	$—	$31,705	$34,574	$(1,452)	1999 and 2010	4/30/2012		(2)
Solomon - Stockbridge Stockbridge, GA		(1)	$1,158	$—	$10,225	$3	$—	$1,158	$—	$10,228	$11,386	$(470)	In 1998	4/30/2012		(2)
Provision Living Godfrey Godfrey, IL		(1)	$350	$—	$9,521	$—	$—	$350	$—	$9,521	$9,871	$(409)	In 2010	5/7/2012		(2)
Amber Ridge Memory Care Moline, IL		(1)	$741	$—	$5,315	$(1)	$—	$740	$—	$5,315	$6,055	$(226)	In 2008	6/29/2012		(2)
Amber Ridge Assisted Living Moline, IL		(1)	$681	$—	$2,240	$203	$—	$774	$—	$2,350	$3,124	$(126)	In 2003	6/29/2012		(2)
The Lodge Carson City, Nevada		(1)	$923	$—	$12,933	$—	$—	$923	$—	$12,933	$13,856	$(534)	In 2009	6/29/2012		(2)
Rapids Waterpark West Palm Beach, Florida		(1)	$11,041	$—	$9,044	$6,250	$—	$17,064	$—	$9,271	$26,335	$(1,210)	1979 and 2007	6/29/2012		(2)
Laurel Creek Cumming, Georgia		(1)	$2,454	$—	$4,030	$33	$—	$2,468	$—	$4,049	$6,517	$(159)	In 2009	12/14/2012		(2)
Stratford Carmel, Indiana			$3,622	$—	$29,841	$—	$—	$3,622	$—	$29,841	$33,463	$(458)	In 2008	6/28/2013		(2)
Pioneer Village Jacksonville, Oregon		(1)	$1,149	$—	$11,958	$—	$—	$1,149	$—	$11,958	$13,107	$(144)	In 2006	7/31/2013		(2)
Bozeman Lodge Bozeman, Montana		(1)	$1,830	$—	$26,660	$—	$—	$1,830	$—	$26,660	$28,490	$(263)	In 2008	8/9/2013		(2)
Soak City Palm Springs, California			$12,516	$—	$3,259	$—	$—	$12,516	$—	$3,259	$15,775	$(252)	In 2001	8/12/2013		(2)
Phoenix Wet n Wild Waterpark Phoenix, Arizona			$—	$8,715	$4,748	$—	$—	$—	$8,715	$4,748	$13,463	$(85)	In 2009	11/26/2013		(2)
MorningStar at Dayton Place Denver, Colorado			$4,903	$—	$23,441	$—	$—	$4,903	$—	$23,441	$28,344	$(27)	1987 and 2009	12/13/2013		(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2013 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)							Life on which depre- ciation in latest income state- ments is computed
Property/ Location	En- cumber- ances	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Chateau Vestavia Birmingham, Alabama	(1)	$821	$—	$16,929	$—	$—	$821	$—	$16,929	$17,750	$(19)	1991, 1993 and 1997	12/20/2013		(2)
Pacifica – Peoria Peoria, Arizona	(1)	$1,775	$—	$10,709	$—	$—	$1,775	$—	$10,709	$12,484	$(13)	In 1997	12/20/2013		(2)
Pacifica – Portland Portland, Oregon	(1)	$3,240	$—	$22,636	$—	$—	$3,240	$—	$22,636	$25,876	$(27)	In 1997	12/20/2013		(2)
Pacifica-Santa Clarita Santa Clarita, California	(1)	$884	$—	$17,254	$—	$—	$884	$—	$17,254	$18,138	$(19)	In 1988	12/20/2013		(2)
Pacifica – Sun City Sun City, Florida	(1)	$2,258	$—	$16,694	$—	$—	$2,258	$—	$16,694	$18,952	$(20)	1989 and 1998	12/20/2013		(2)

		$839,847	$288,230	$819,911	$194,079	$—	$904,409	$311,560	$926,098	$2,142,067	$(415,216)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2013 (in thousands)

A summary of transactions in real estate and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 are as follows:

Balance at December 31, 2010	$1,945,414
2011 Acquisitions	148,139
2011 Dispositions and assets held for sale	(31,926)
2011 Impairment provision	(16,691)
2010 Impairment provision	(26,880)

Balance at December 31, 2011	2,044,936
2012 Acquisitions	190,787
2012 Dispositions and assets held for sale	(18,334)
2012 Impairment provision	(680)

Balance at December 31, 2012	2,216,709
2013 Acquisitions	249,136
2013 Dispositions and assets held for sale	(181,424)
2013 Impairment provision	(142,354)

Balance at December 31, 2013	$2,142,067

Balance at December 31, 2010	$(219,625)
2011 Depreciation	(68,034)
2011 Accumulated depreciation on dispositions and assets held for sale	4,722

Balance at December 31, 2011	(282,937)
2012 Depreciation	(73,055)
2012 Accumulated depreciation on dispositions and assets held for sale	101

Balance at December 31, 2012	(355,891)
2013 Depreciation	(77,484)
2013 Accumulated depreciation on dispositions and assets held for sale	18,159

Balance at December 31, 2013	$(415,216)

FOOTNOTES:

(1)	The property is encumbered at December 31, 2013.
(2)	Buildings and improvements are depreciated over 39 years. Leasehold improvements are depreciation over their estimated useful lives.
(3)	The aggregate cost for federal income tax purposes is approximately $2.2 billion.
(4)	The initial purchase price includes the original purchase price of $45.0 million, acquired July 23, 2006. On August 12, 2011, the Company purchased the golf facility, resort amenities and development land at this property for an additional $10.5 million. See Item 2. “Properties” for additional information.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2013 (in thousands)

As of December 31, 2013 and 2012, mortgages and other notes receivable consisted of the following (in thousands):

	Date of Loan Agreement(s)	Maturity Date	Interest Rate	Accrued Interest	Loan Principal Balance as of December 31,
Borrower (Description of Collateral Property)					2013	2012

Big Sky Resort (one ski resort)	9/23/2008	9/1/2014	12.0%	$680	$68,000	$68,000
CMR Properties, LLC and CM Resort, LLC (2) (one ski property)	6/15/2010	9/30/2022	9.0% - 11.0%	877	16,620	16,537
Boyne USA, Inc. (four ski resorts)	8/10/2009	9/1/2014	6.3% - 15.0%	3,439	13,896	18,081
Evergreen Alliance Golf Limited, L.P. (1)	11/12/2010	12/31/2016	LIBOR + 4.0%	438	5,781	5,911
PARC Myrtle Waves, LLC (2) (one attractions property)	2/10/2011	2/10/2021	7.5%	169	9,000	9,000
Grand Prix Tampa, LLC (one attractions property)	7/31/2011	7/31/2016	8.5%	48	3,442	3,490
RSA Properties – Misson Hills (one golf facility)	3/28/2013	4/1/2014	9.0%	4	275	—

Total				$5,655	117,014	121,019

Accrued interest					5,655	5,301
Acquisition fees, net					97	109
Loan loss provision (1)(2)					(4,803)	(1,699)

Total carrying amount					$117,963	$124,730

FOOTNOTES:

(1)	In April 2012, the Company restructured a $6 million outstanding working capital line of credit receivable with a borrower that was having financial difficulties into a $6 million term loan. As part of the restructure, the Company reduced the interest rate from a fixed rate of 11% per annum to a rate of LIBOR plus 4% per annum and extended the maturity date from November 2013 to December 2016, with no payments of principal or interest required until January 2014. The borrower has an option to extend the maturity date to December 2021, subject to certain terms and conditions. During 2012, the Company recorded a loan loss provision under this troubled debt restructure of approximately $1.7 million representing the difference between the expected future cash flows discounted at the original loan’s effective interest rate and the net carrying value of the loan. Additionally, as part of the restructure, any percentage rent received for certain of the golf facilities will be used to reduce the term loan until it is paid in full. The percentage rent recorded as a reduction to the term loan amounted to approximately $0.1 million for each of the years ended December 31, 2013 and 2012, respectively.
(2)	In December 2013, one of the Company’s borrowers approached the Company about modifying the terms of their debt service payments due to its current financial challenges. In anticipation of providing payment concessions to the borrower, the Company recorded a loan loss provision of approximately $1.8 million representing the difference between the expected future cash flows discounted at the original loan’s effective interest rate and the net carrying value of the loan. In addition, the Company expects to foreclose on an attractions property that serves as collateral on one of its other existing loans and recorded a loan loss provision of approximately $1.3 million based on the estimated fair value of the collateral.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2013 (in thousands)

	2013	2012
Balance at beginning of period	$124,730	$124,352
New mortgage loans	408	5,526
Principal reduction	(4,413)	(4,879)
Loan loss provision	(3,104)	(1,699)
Accrued and deferred interest	354	2,035
Acquisition fees allocated, net	(12)	(645)
Loan origination fees, net	—	40

	$117,963	$124,730