Form 10-K/A
period 2013-12-31
CNL LIFESTYLE PROPERTIES INC
filed 2014-04-23
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of April 1, 2014, there were 324,180,089 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[Intentionally left blank]

i

EXPLANATORY NOTE

CNL Lifestyle Properties, Inc. (referred to herein as “us,” “we,” “our” or the “Company”) filed an Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) on March 31, 2014, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”) to be subsequently filed with the United States Securities and Exchange Commission (the “SEC”). The Company has determined to amend the Form 10-K to include the Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

Pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Form 10-K/A currently dated certifications.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K, affected by subsequent events. Information not affected by the amendments described above is unchanged and has not been included herein. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the SEC.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of March 31, 2014 were as follows:

Name	Age	Position

James M. Seneff, Jr.	67	Director and Chairman of the Board
Thomas K. Sittema	55	Director and Vice Chairman of the Board
Adam J. Ford	41	Independent Director and Audit Committee Financial Expert
Bruce Douglas	81	Independent Director
Robert J. Woody	70	Independent Director
Stephen H. Mauldin	45	President and Chief Executive Officer (Principal Executive Officer)
Joseph T. Johnson	39	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Ixchell C. Duarte	47	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Holly J. Greer	42	General Counsel, Senior Vice President and Secretary

James M. Seneff, Jr. Chairman of the Board and Director. Mr. Seneff has served as the chairman of the Board and a director since the Company’s inception in 2003. He has served as a director of the Company’s current Advisor, CNL Lifestyle Advisor Corporation (December 2010 to present), and as a director of the managing member of the Company’s former advisor, CNL Lifestyle Company, LLC (2003 to December 2010). Mr. Seneff has also served as the chairman of the board of CNL Healthcare Properties, Inc., a public, non-traded REIT, since May 2011, a director since its inception in June 2010 of its advisor, CNL Healthcare Corp., since its inception in June 2010. He has served as chairman of the board and a director of CNL Growth Properties, Inc., a public, non-traded REIT, since August 2009 and December 2008, respectively, and chairman of the board and a manager of its advisor, CNL Global Growth Advisors, LLC, since its inception in December 2008; and chairman of the board and a director of Global Income Trust, Inc., a public, non-traded REIT, since April 2009 and March 2009, respectively, and a manager of its advisor, CNL Global Income Advisors, LLC, since its inception in December 2008.

Mr. Seneff is the sole member of CNL Holdings, LLC (“CNL Holdings”) and has served as the chairman, chief executive officer and/or president of several of CNL Holdings’ subsidiaries, including executive chairman (January 2011 to present), chairman (1988 to January 2011), chief executive officer (1995 to January 2011) and president (1980 to 1995) of CNL Financial Group, Inc., a diversified real estate company and the Company’s sponsor (“CNL” or the “Sponsor”), and chief executive officer and president (November 2008 to August 2013) of CNL Financial Group, LLC. Mr. Seneff serves or has served on the board of directors of the following CNL Holdings’ affiliates: CNL Hotels & Resorts, Inc., a public, non-traded REIT (1996 to April 2007), and its advisor, CNL Hospitality Corp. (1997 to June 2006 (became self-advised)); CNL Retirement Properties, Inc., a public, non-traded REIT, and its advisor, CNL Retirement Corp. (1997 to October 2006); CNL Restaurant Properties, Inc., a public, non-traded REIT, and its advisor (1994 to 2005 (became self-advised)); National Retail Properties, Inc., a publicly traded REIT (1994 to 2005); Trustreet Properties, Inc. (“Trustreet”), a publicly traded REIT (2005 to February 2007); CNL Securities Corp., a FINRA-registered broker-dealer (1979 to May 2013); and CNL Capital Markets Corp. (2000 to present). Mr. Seneff is also the chairman and a principal stockholder of CNLBancshares, Inc. (1999 to present), which owns CNLBank. Mr. Seneff received his B.A. in business administration from Florida State University.

Thomas K. Sittema. Vice Chairman of the Board and Director. Mr. Sittema has served as the vice chairman of the Board and a director since April 2012. Mr. Sittema served as the Company’s chief executive officer from September 2011 to April 2012 and since September 2011 has served as chief executive officer of the Advisor. Mr. Sittema also serves as vice chairman of the board and a director of CNL Healthcare Properties, Inc., a public, non-traded REIT (April 2012 to present). He served as chief executive officer of CNL Healthcare Properties, Inc. from September 2011 to April 2012 and since September 2011 has served as chief executive officer of its advisor. Mr. Sittema has served as chief executive officer (January 2011 to present) and vice president (February 2010 to January 2011) of CNL, the Company’s Sponsor.

Mr. Sittema also serves as chairman and a member of the board of directors of Corporate Capital Trust, Inc., a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (October 2010 to present). Mr. Sittema has also served in various roles with Bank of America Corporation and predecessors, including NationsBank, NCNB and affiliate successors (1982 to October 2009). Most recently, while at Bank of America Corporation Merrill Lynch, he served as managing director of real estate, gaming, and lodging investment banking. Mr. Sittema joined the real estate investment banking division of Banc of America Securities at its formation in 1994 and initially assisted in the establishment and build-out of the company’s securitization/permanent loan programs. He also assumed a corporate finance role with the responsibility for mergers and acquisitions, or M&A, advisory and equity and debt capital raising for his client base. Throughout his career, Mr. Sittema has led numerous M&A transactions, equity offerings and debt transactions including high grade and high-yield offerings, commercial paper and commercial mortgage-backed security conduit originations and loan syndications. Mr. Sittema has been a director of Crescent Holdings, LLC, a Delaware limited liability company, since February 2013. Mr. Sittema received his B.A. in business administration from Dordt College, and an M.B.A. with a concentration in finance from Indiana University.

Adam J. Ford. Independent Director and Audit Committee Financial Expert. Mr. Ford joined the Board as an Independent Director in October 2012. He currently serves as the Board’s Audit Committee financial expert and the Audit Committee’s chairman. Since March 2011 and July 2010, respectively, Mr. Ford has served as both general manager and chief financial officer of Crosland, LLC, a privately held real estate asset management company in Charlotte, NC (“Crosland”). Mr. Ford is responsible for disposition, recapitalization, strategic investments, asset management and financial reporting. Prior to his current role, Mr. Ford was Crosland’s senior vice president of strategy and finance from September 2009 to June 2010. From February 2008 to August 2011, Mr. Ford served as chief operating officer of Crosland’s Southeastern Investment Fund, where he directed Crosland’s efforts in acquiring and enhancing the value of land investments as part of their joint venture with Northwestern Mutual Life Company. Prior to his involvement with the joint venture, Mr. Ford served Crosland as vice president of residential development from March 2007 to January 2008. From May 2004 to February 2007, Mr. Ford served as Crosland’s vice president of operations in the residential division where he directed the company’s 120 person property operations team which managed more than 30 properties and 5,000+ units. He was also responsible for the division’s existing project financing, fee managed portfolio, and acquisition/disposition strategy and execution, overseeing capital transactions totaling more than $120 million. Mr. Ford was previously a consultant from 2002 to 2004 with Bain & Company located in Atlanta, GA where he provided strategic input to various clients in a variety of industries. Prior to that, Mr. Ford was an account executive in customer business development at The Procter & Gamble Company from 1994 to 2000. Mr. Ford received a B.S. in business administration from the University of North Carolina at Chapel Hill and a Masters in business administration from Harvard Business School.

Bruce Douglas. Independent Director. Dr. Douglas joined the Board as an Independent Director in 2004. He has also served as an independent director of CNL Healthcare Properties, Inc., a public, non-traded REIT, from October 2010 through June 2013. Dr. Douglas founded and has been the chief executive officer of Harvard Development Company, a real estate development organization specializing in urban revitalization and rejuvenation since 2001. Dr. Douglas was the president of Sterling College from 2005 through 2008. Dr. Douglas founded The Douglas Company, a construction and engineering firm, and was chairman and chief executive officer from 1975 to 2001. Dr. Douglas received his B.A. in physics from Kalamazoo College, a B.S. in civil engineering from the University of Michigan, an M.P.A. from Harvard University and a Ph.D. in history at the University of Toledo.

Robert J. Woody. Independent Director. Mr. Woody joined the Board as an Independent Director in 2004. He served as an independent director of CNL Healthcare Properties, Inc., a public, non-traded REIT, from October 2010 until April 2012. He serves as a partner in Elgin Energy Partners, LLC, the general partner of a private equity limited partnership in Washington, D.C. (November 2008 to present). He also serves as chairman of Elgin Energy, LLC, an engineering, technology and exploration company located in Colorado (November 2008 to present). He served as deputy chairman and general counsel for Northstar Financial Services Ltd. (2005 through 2008) and as chief executive officer of Northstar Consulting Group, Inc. (2004 through 2005). Mr. Woody was the executive vice president and general counsel for Northstar Companies, Inc., an international wealth management firm, from 2002 until 2004. Before joining Northstar Companies, Inc., Mr. Woody was a partner at the law firm of Shook, Hardy & Bacon, L.L.P. (1997 to 2002). Mr. Woody received a B.A. and a J.D. from the University of Kansas and undertook graduate legal study in international law at the University of Exeter, England.

Stephen H. Mauldin. President and Chief Executive Officer. Mr. Mauldin has served as the Company’s chief executive officer since April 2012. Mr. Mauldin has also served as the Company’s president and as president of the Company’s Advisor since September 2011. He also served as the chief operating officer of the Company from September 2011 to April 2012 and since September 2011 has served as president of the Advisor. He also serves as president since September 2011 of each of CNL Healthcare Properties, Inc., a public, non-traded REIT, and its advisor, chief executive officer of CNL Healthcare Properties, Inc. (since April 2012) and served as chief operating officer of each of CNL Healthcare Properties, Inc. (September 2011 to April 2012) and its advisor (September 2011 to present).

Prior to joining the Company, Mr. Mauldin most recently served as chief executive officer, president and a member of the board of directors of Crosland, LLC, a privately held real estate development and asset management company headquartered in Charlotte, North Carolina, from July 2010 until March 2011. Mr. Mauldin originally joined Crosland, LLC in 2006 and served as its chief financial officer from July 2009 to July 2010 and as president of Crosland’s mixed-use and multi-used development division prior to his appointment as chief financial officer. Prior to joining Crosland, LLC, from 1998 to June 2006, Mr. Mauldin was a co-founder and served as a partner of Crutchfield Capital, LLC, a privately held investment and operating company with a focus on small and medium-sized companies in the southeastern United States. From 1996 to 1998, Mr. Mauldin held various positions in the capital markets group and the office of the chairman of Security Capital Group, Inc., which prior to its sale in 2002, owned controlling interests in 18 public and private real estate operating companies (eight of which were NYSE-listed) with a total market capitalization of over $26 billion. Mr. Mauldin graduated with a B.S. in finance from the University of Tampa and received an M.B.A. with majors in real estate, finance, economics and accounting/information systems from the J.L. Kellogg Graduate School of Management at Northwestern University.

Joseph T. Johnson. Senior Vice President, Chief Financial Officer and Treasurer. Mr. Johnson has served as the Company’s senior vice president since February 2007 and chief financial officer since August 2011. Mr. Johnson has also served as the Company’s treasurer since April 2012. He previously served as vice president of accounting and financial reporting (January 2006 to February 2007) and chief accounting officer (February 2007 to August 2011). He served in comparable positions at CNL Lifestyle Properties, Inc.’s former advisor, CNL Lifestyle Company, LLC, and has served as senior vice president of its current Advisor, CNL Lifestyle Advisors Corporation, since March 2014 and previously served as senior vice president of finance (April 2011 to November 2013) and chief accounting officer (December 2010 to November 2013). Mr. Johnson has also served as senior vice president since June 2010, chief financial officer since August 2011 and treasurer since April 2012, of CNL Healthcare Properties, Inc., a public, non-traded REIT. He previously served as its chief accounting officer (June 2010 to August 2011) and secretary (June 2010 to March 2011). Mr. Johnson has also served as senior vice president of its advisor since March 2014 and served as chief financial officer (November 2013 to March 2014), chief accounting officer (June 2010 to November 2013) and senior vice president of finance (April 2011 to November 2013). Mr. Johnson was previously employed by CNL Hospitality Corp. (2001 to 2005), the advisor to CNL Hotels and Resorts, Inc., most recently as vice president of accounting and financial reporting. Prior to that, he worked in the audit practice of KPMG LLP. Mr. Johnson is a certified public accountant. He received a B.S. in accounting and an M.S. in accounting from the University of Central Florida.

Ixchell C. Duarte. Senior Vice President and Chief Accounting Officer. Ms. Duarte has served as the Company’s senior vice president and chief accounting officer since March 2012, and previously served as the Company’s vice president (February 2012 to March 2012). She also has served as senior vice president and chief accounting officer of the Company’s Advisor since November 2013. Ms. Duarte has also served as senior vice president and chief accounting officer since March 2012 of CNL Healthcare Properties, Inc., a public, non-traded REIT, and was previously its vice president (February 2012 to March 2012). She also has served as senior vice president and chief accounting officer of its advisor since November 2013. Since June 2012, Ms. Duarte has served as senior vice president and chief accounting officer of CNL Growth Properties, Inc., a public non-traded REIT, and has served as senior vice president of its advisor since November 2013. She has served as senior vice president and chief accounting officer of Global Income Trust, Inc., a public non-traded REIT, since June 2012 and has served as senior vice president of its advisor since November 2013. Ms. Duarte served as controller at GE Capital, Franchise Finance, from February 2007 through January 2012 as a result of GE Capital’s acquisition of Trustreet Properties, Inc., a publicly traded REIT. Prior to that, Ms. Duarte served as senior vice president and chief accounting officer of Trustreet Properties, Inc. and served as senior vice president and controller of its predecessor CNL companies (2002 to February 2007). Ms. Duarte also served as senior vice president, chief financial officer, secretary and treasurer of CNL Restaurant Investments, Inc. (2000 to 2002) and as a director of accounting and then vice president and controller of CNL Fund Advisors, Inc. and other CNL Financial Group, Inc. affiliates (1995 to 2000). Prior to that, Ms. Duarte served as an audit senior and then as audit manager in the Orlando, Florida office of Coopers & Lybrand, where she serviced several CNL entities (1990 to 1995), and as audit staff in the New York office of KPMG (1988 to 1990). Ms. Duarte is a certified public accountant. She received a B.S. in accounting from the Wharton School of the University of Pennsylvania.

Holly J. Greer. General Counsel, Senior Vice President and Secretary. Ms. Greer has served as the Company’s general counsel, senior vice president and secretary since March 2011. She has also served as senior vice president of the Company’s current Advisor, CNL Lifestyle Advisor Corporation, since November 2013 and previously served as assistant general counsel and vice president (December 2010 to April 2011) and senior vice president, legal affairs (April 2011 to November 2013). Ms. Greer served as the Company’s associate general counsel (January 2010 until March 2011) and vice president (December 2009 until March 2011). Ms. Greer joined the Company in August 2006, where she initially served as acquisition counsel for the Company’s former advisor, CNL Lifestyle Company, LLC, until April 2007. From April 2007 until November 2009, Ms. Greer served as counsel to the Company and its former advisor, overseeing real estate and general corporate legal matters. She served as assistant general counsel of its former advisor (November 2009 to January 2010) and served as associate general counsel and vice president (January 2010 until April 2011). Ms. Greer has also served as general counsel, senior vice president and secretary of CNL Healthcare Properties, Inc., a public, non-traded REIT, since March 2011. She previously served as associate general counsel and vice president (June 2010 to March 2011). Ms. Greer has also served as senior vice president of its advisor since November 2013 and previously served as associate general counsel and vice president (June 2010 until April 2011) and served as senior vice president, legal affairs (April 2011 until November 2013. Ms. Greer has served as general counsel, senior vice president and secretary of CNL Growth Properties, Inc. and Global Income Trust, Inc., public, non-traded REITs, since August 2011 and as senior vice president and secretary of their advisors since August 2011. Prior to joining CNL Lifestyle Properties, Inc., Ms. Greer spent seven years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Greer is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. She received a B.S. in communications and political science from Florida State University and her J.D. from the University of Florida.

Board Leadership Structure: Board Independence and Role in Risk Oversight

The Board is currently comprised of five directors, with Mr. Seneff serving as the chairman of the Board. The Bylaws allow the roles of chairman of the board and chief executive officer to be separated or combined, and the Board believes that it is appropriate to have these as separate positions at this time on account of the varying strengths, experiences and relationships of each of these individuals in the real estate industry. The chairman, Mr. Seneff, has unique knowledge, experience and relationships with the Board and management and within a broad spectrum of the real estate market, and his continued role as chairman provides significant value to the Company. Mr. Mauldin, the president and chief executive officer, has extensive experience and relationships in the sectors in which the Company acquires and owns real estate properties and the Board believes that these attributes are complementary to the strengths of Mr. Seneff.

For the year ended December 31, 2013, each of Dr. Douglas and Messrs. Ford and Woody served as Independent Directors. Although the Company’s shares are not listed on the New York Stock Exchange, the Company applies the exchange’s standards of independence to its own outside directors and for the year ended December 31, 2013, each of Dr. Douglas Messrs. Ford and Woody met the definition of “independent” under Section 303A.02 of the New York Stock Exchange listing standards.

The Audit Committee focuses on the adequacy of the Company’s enterprise risk management and risk mitigation processes. The Audit Committee meets regularly to discuss the strategic direction and the issues and opportunities facing the Company in light of trends and developments in the REIT industry and general business environment. Throughout the year, the Board provides guidance to management regarding the Company’s strategy and helps to refine its operating plans to implement the Company’s strategy. The Audit Committee holds meetings with senior management, PricewaterhouseCoopers and internal audit to review the categories of risk the Company faces, including any risk concentrations and risk interrelationships, as well as the likelihood of occurrence, the potential impact of those risks and mitigating measures. The involvement of the Audit Committee in setting the Company’s business strategy is critical to the determination of the types and appropriate levels of risk undertaken by the Company. The Board’s role in risk oversight of the Company is consistent with the Company’s leadership structure, with the president and chief executive officer and other members of senior management having responsibility for assessing and managing the Company’s risk exposure, and the Board and the Audit Committee providing oversight of risk management efforts.

Board Meetings During Fiscal Year 2013

The Board met seven times during 2013. Each member of the Board attended 100% of the total Board meetings, with the exception of Mr. Seneff. During 2013, the Audit Committee held five meetings and each member of the Audit Committee attended 100% of the total meetings. Although the Company does not have a policy on director attendance at the 2014 Annual Meeting of stockholders, directors are encouraged to do so. All the directors of the Company attended the 2013 annual meeting of stockholders.

Committees of the Board of Directors

The Company has a standing Audit Committee, the members of which are selected by the Board each year. During 2013, the Audit Committee was comprised of Dr. Bruce Douglas and Messrs. Adam Ford, and Robert, J. Woody, each of whom was determined to be “independent” under the listing standards of the New York Stock Exchange referenced above. The Committee operates under a written charter adopted by the Board. A copy of the Audit Committee Charter is posted on the Company’s website at www.cnlifestylereit.com. The Audit Committee assists the Board by providing oversight responsibilities relating to:

•	The integrity of financial reporting;

•	The independence, qualifications and performance of the Company’s independent auditors;

•	The systems of internal controls;

•	The performance of the Company’s internal audit function;

•	Compliance with management’s audit, accounting and financial reporting policies and procedures; and

•	Company risk management.

In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors. In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work. During the year ended December 31, 2013, the Audit Committee met four times with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to filing them with the Commission. The Audit Committee has determined that Mr. Ford is an “audit committee financial expert” under the rules and regulations of the Commission for purposes of Section 407 of the Sarbanes-Oxley Act of 2002.

Currently, the Company does not have a nominating committee, and therefore, does not have a nominating committee charter. The Board is of the view that it is not necessary to have a nominating committee at this time because the Board is composed of only five members, including a majority of “independent directors” (as defined under the New York Stock Exchange listing standards), and each director is responsible for identifying and recommending qualified Board candidates. The Board does not have a formal policy regarding diversity. The Board considers many factors with regard to each candidate, including judgment, integrity, diversity, prior professional experience, background, the interplay of the candidate’s experience with the experience of other Board members, the extent to which the candidate would be desirable as a member of the Audit Committee, and the candidate’s willingness to devote substantial time and effort to Board responsibilities.

Company stockholders may recommend individuals to the Board for consideration as potential director candidates by timely submitting their names and appropriate background and biographical information to the Company’s Secretary at the Company’s offices. Assuming that the appropriate information has been timely provided, the Board will consider these candidates substantially in the same manner as it considers other Board candidates it identifies.

Currently, the Company does not have a compensation committee because it does not have any employees and does not separately compensate its executive officers for their services as officers. At such time, if any, as the Company’s shares of common stock are listed on a national securities exchange such as the New York Stock Exchange or the NASDAQ Stock Market or the Company has employees to whom it directly provides compensation, the Company will form a compensation committee, the members of which will be selected by the full Board each year.

Corporate Governance

The Board has adopted corporate governance policies and procedures that the Board believes are in the best interest of the Company and its stockholders as well as compliant with the Sarbanes-Oxley Act of 2002 and the Commission’s rules and regulations. In particular:

•	The majority of the Board are Independent Directors and all of the members of the Audit Committee are Independent Directors.

•	The Board has adopted a charter for the Audit Committee. One member of the Audit Committee is an “audit committee financial expert” under Commission rules.

•	The Audit Committee hires, determines compensation of, and decides the scope of services performed by the Company’s independent auditors.

•	The Company has adopted a Code of Business Conduct that applies to all directors and officers of the Company as well as all directors, officers and employees of the Company’s Advisor. The Code of Business Conduct sets forth the basic principles to guide their day-to-day activities.

•	The Company has adopted a Whistleblower Policy that applies to the Company and all employees of the Company’s Advisor, and establishes procedures for the anonymous submission of employee complaints or concerns regarding financial statement disclosures, accounting, internal accounting controls or auditing matters.

The Company’s Code of Business Conduct and Whistleblower Policy are available on the Company’s website at www.cnllifestylereit.com.

Stockholder Communications

Stockholders who wish to communicate with a member or members of the Board may do so by addressing their correspondence to the Board member or members, c/o Holly J. Greer, Secretary, CNL Lifestyle Properties, Inc., 450 South Orange Avenue, Orlando, Florida, 32801. The Secretary will review and forward correspondence to the appropriate person or persons for response.

Item 11.	EXECUTIVE COMPENSATION

Board of Directors Report on Compensation

The following report of the Board should not be deemed “filed” with the Commission or incorporated by reference into any other filing the Company makes under the Securities Act or the Exchange Act except to the extent the Company specifically incorporates this report by reference therein.

The Board reviewed and discussed with management the Compensation Discussion and Analysis set forth below (“CD&A”). Based on the Board’s review of the CD&A and the Board’s discussions of the CD&A with management, the Board approved including the CD&A in this amendment to the Form 10-K for filing with the Commission.

The Board of Directors:

James M. Seneff, Jr.
Thomas K. Sittema
Adam J. Ford
Dr. Bruce Douglas
Robert J. Woody

Compensation Discussion and Analysis

The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2013. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.

If the Company determines to compensate named executive officers in the future, the Board will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.

Compensation of Independent Directors

During the year ended December 31, 2013, each Independent Director received a $45,000 annual fee for services as well as $2,000 per Board meeting attended, whether they participated by telephone or in person. Each Independent Director serving on the Audit Committee received $2,000 per Audit Committee meeting attended, whether they participated by telephone or in person. The Audit Committee Chair received an annual retainer of $10,000 in addition to Audit Committee meeting fees and fees for meeting with the independent accountants as a representative of the Audit Committee. Independent Directors are also paid $2,000 per day for their participation in certain meetings and other Company related business outside of normally scheduled Board meetings. No additional compensation was paid for attending the 2013 Annual Meeting.

The following table sets forth the compensation earned or paid to the Company’s directors during the year ended December 31, 2013 for their service on the Board and Audit Committee (where applicable):

Name	Fees Earned or Paid in Cash	Total
James M. Seneff, Jr.	None	None
Thomas K. Sittema	None	None
Adam J. Ford	$81,000	$81,000
Bruce Douglas	$69,000	$69,000
Robert J. Woody	$69,000	$69,000

Currently, the Company does not have a compensation committee because the Company does not have any employees and does not separately compensate its executive officers for their services as officers. See Item 10. “Directors, Executive Officers And Corporate Governance – Committees of the Board of Directors” for additional information.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2014 the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than 5% of its common stock, by each director and nominee, by each executive officer and by all executive officers and directors as a group, based upon information furnished by such stockholders, directors and officers. Fractional shares are rounded to the nearest whole number. Except as noted below, the address of the named officers and directors is CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares

James M. Seneff, Jr. (1)	41,918		*
Adam J. Ford	—	—
Bruce Douglas	10,206		*
Robert J. Woody	—	—
Thomas K. Sittema	—	—
Stephen H. Mauldin	3,169		*
Joseph T. Johnson	802		*
Ixchell C. Duarte	—	—
Holly J. Greer	385		*

All directors and executive officers as a group (9 persons)	56,480		*

*	Represents less than 1% of the outstanding shares of the Company’s common stock.

(1)	This number represents shares attributed to Mr. Seneff as a result of (i) his control of CNL Financial Group, Inc. which owns 21,918 shares of the Company and (ii) his control of the Company’s former advisor, CNL Lifestyle Company LLC, which owns 20,000 shares of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, certain officers and persons who own more than 10% of the Company’s equity securities that are registered under the Exchange Act to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission (such persons hereinafter referred to as “Reporting Persons”). Reporting Persons are required by the Commission’s regulations to furnish the Company with copies of all Forms 3, 4 and 5 that they file.

The Company does not have any stockholders who own more than 10% of the Company’s outstanding common stock. The Company believes, based upon a review of Company records and reports filed with the Commission with respect to 2013, that the Company’s Reporting Persons complied with all Section 16(a) filing requirements during 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is externally advised and has no direct employees. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Company’s offering and a wholly owned subsidiary of CNL, our Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to certain fees as described in Note 14 “Related Party Arrangements” in Item 8 “Financial Statements and Supplementary Data,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed on March 31, 2014.

During 2013, the Company’s Total Operating Expenses incurred represented approximately 1.4% of Average Invested Assets, as each term is defined in the Company’s Charter. During 2013, the Company’s Total Operating Expenses incurred represented approximately 45.6% of Net Income, as each term is defined in the Company’s Charter.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

PricewaterhouseCoopers serves as the Company’s principal accounting firm and audited the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012.

The following table sets forth the aggregate fees billed by PricewaterhouseCoopers for 2013 and 2012 for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table (amounts in thousands).

	Year Ended December 31
	2013	2012
Audit fees	$888	$858
Audit-related fees	—	—
Tax fees	855	704
All other fees	—	—

Total fees	$1,743	$1,562

Audit Fees – Consists of professional services rendered in connection with the annual audit of the Company’s consolidated financial statements included in the Company’s annual report on Form 10-K and quarterly reviews of the Company’s interim financial statements included in the Company’s quarterly reports on Form 10-Q. Audit fees also include fees for services performed by PricewaterhouseCoopers that are closely related to the audit and in many cases could only be provided by the Company’s independent auditors. Such services include consents related to the Company’s registration statements, assistance with, and review of, other documents filed with the Commission and accounting advice on completed transactions.

Audit-Related Fees – Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations. There were no professional services rendered by PricewaterhouseCoopers that would be classified as audit-related fees during the years ended December 31, 2013 and 2012.

Tax Fees – Consists of services related to corporate tax compliance, including review of corporate tax returns, review of the tax treatments for certain expenses and tax due diligence relating to acquisitions.

All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2013 and 2012.

Pre-Approval of Audit and Non-Audit Services

Under the Company’s Audit Committee Charter, the Audit Committee must pre-approve all audit and non-audit services provided by the independent auditors in order to assure that the provisions of such services do not impair the auditor’s independence. The policy, as described below and set forth in the Audit Committee Charter sets forth conditions and procedures for such pre-approval of services to be performed by the independent auditor and utilizes both a framework of general pre-approval for certain specified services and specific pre-approval for all other services.

The annual audit services, as well as all audit-related services (assurance and related services that are reasonably related to the performance of the auditor’s review of the financial statements or that are traditionally performed by the independent auditor), requires the specific pre-approval of the Audit Committee. The Audit Committee may, however, grant general pre-approval for other audit services, which are those services that only the independent auditor reasonably can provide (such as comfort letters or consents). The Audit Committee has pre-approved all tax services and may grant general pre-approval for those permissible non-audit services that it has classified as “all other services” because it believes such services are routine and recurring services, and would not impair the independence of the auditor.

The fee amounts for all services to be provided by the independent auditor are established annually by the Audit Committee, and any proposed service fees exceeding approved levels will require specific pre-approval by the Audit Committee. Requests to provide services that require specific approval by the Audit Committee are submitted to the Audit Committee by the independent auditor, the chief financial officer and the chief executive officer, and must include a joint statement as to whether, in their view, the request is consistent with the Commission’s rules on auditor independence.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits:

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of April 2014.

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

Signature	Title	Date

/S/ JAMES M. SENEFF, JR. James M. Seneff, Jr.	Chairman of the Board	April 23, 2014

/S/ THOMAS K. SITTEMA Thomas K. Sittema	Vice Chairman of the Board	April 23, 2014

/S/ ROBERT J. WOODY Robert J. Woody	Independent Director	April 23, 2014

/S/ BRUCE DOUGLAS Bruce Douglas	Independent Director	April 23, 2014

/S/ ADAM J. FORD Adam J. Ford	Independent Director	April 23, 2014

/S/ STEPHEN H. MAULDIN Stephen H. Mauldin	President and Chief Executive Officer (Principal Executive Officer)	April 23, 2014

/S/ JOSEPH T. JOHNSON Joseph T. Johnson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 23, 2014

/S/ IXCHELL C. DUARTE Ixchell C. Duarte	Senior Vice President and Chief Accounting Officer	April 23, 2014