Form 10-Q
period 2014-03-31
CNL LIFESTYLE PROPERTIES INC
filed 2014-05-14
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock outstanding as of May 6, 2014 was 324,176,944.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Real estate investment properties, net (including $181,616 and $184,306 related to consolidated variable interest entities, respectively)	$1,758,850	$2,068,973
Assets held for sale, net	417,057	90,794
Investments in unconsolidated entities	133,638	132,324
Mortgages and other notes receivable, net	117,838	117,963
Cash	86,490	71,574
Deferred rent and lease incentives	56,469	57,378
Other assets	53,849	52,310
Restricted cash	49,154	51,335
Intangibles, net	27,105	36,922
Accounts and other receivables, net	18,338	21,080

Total Assets	$2,718,788	$2,700,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable (including $93,788 and $87,095 related to non-recourse debt of consolidated variable interest entities, respectively)	$803,476	$760,192
Senior notes, net of discount	394,502	394,419
Line of credit	50,000	50,000
Other liabilities	85,957	76,816
Accounts payable and accrued expenses	59,489	49,823
Due to affiliates	921	1,025

Total Liabilities	1,394,345	1,332,275

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 347,102 and 345,114 shares issued and 324,180 and 322,627 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	3,242	3,226
Capital in excess of par value	2,856,898	2,846,265
Accumulated deficit	(422,338)	(401,985)
Accumulated distributions	(1,107,700)	(1,073,422)
Accumulated other comprehensive loss	(5,659)	(5,706)

Total Stockholders’ Equity	1,324,443	1,368,378

Total Liabilities and Stockholders’ Equity	$2,718,788	$2,700,653

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental income from operating leases	$42,854	$39,470
Property operating revenues	51,668	46,803
Interest income on mortgages and other notes receivable	3,133	3,419

Total revenues	97,655	89,692

Expenses:
Property operating expenses	51,004	47,252
Asset management fees to advisor	8,571	9,213
General and administrative	3,996	3,993
Ground lease and permit fees	3,643	4,002
Acquisition fees and costs	724	367
Other operating expenses	763	678
Bad debt expense	1,006	26
Depreciation and amortization	31,934	28,758

Total expenses	101,641	94,289

Operating loss	(3,986)	(4,597)

Other income (expense):
Interest and other income	2	327
Interest expense and loan cost amortization	(19,060)	(16,264)
Equity in earnings (loss) of unconsolidated entities	4,299	(1,123)

Total other expense	(14,759)	(17,060)

Loss from continuing operations	(18,745)	(21,657)
Loss from discontinued operations (includes $414 amortization of loss on termination of cash flow hedges for both periods presented)	(1,608)	(1,642)

Net loss	$(20,353)	$(23,299)

Loss per share of common stock (basic and diluted)
Continuing operations	$(0.06)	$(0.07)
Discontinued operations	(0.00)	(0.00)

Loss per share	$(0.06)	$(0.07)

Weighted average number of shares of common stock outstanding (basic and diluted)	322,639	316,382

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(20,353)	$(23,299)
Other comprehensive income (loss):
Foreign currency translation adjustments	(689)	(460)
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	414	414
Unrealized gain arising during the period	322	379

Total other comprehensive income	47	333

Total comprehensive loss	$(20,306)	$(22,966)

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014 and the Year Ended December 31, 2013

(UNAUDITED)

(in thousands except per share data)

						Accumulated
	Common Stock		Capital in Excess of Par Value			Other	Total
	Number of Shares	Par Value		Accumulated Deficit	Accumulated Distributions	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2012	316,371	$3,164	$2,803,346	$(149,446)	$(937,972)	$(7,661)	$1,711,431
Subscriptions received for common stock through distribution reinvestment plan	7,901	79	54,857	—	—	—	54,936
Redemption of common stock	(1,645)	(17)	(11,938)	—	—	—	(11,955)
Net loss	—	—	—	(252,539)	—	—	(252,539)
Distributions, declared and paid ($0.4252 per share)	—	—	—	—	(135,450)	—	(135,450)
Foreign currency translation adjustment	—	—	—	—	—	(1,563)	(1,563)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,655	1,655
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 9)	—	—	—	—	—	1,863	1,863

Balance at December 31, 2013	322,627	$3,226	$2,846,265	$(401,985)	$(1,073,422)	$(5,706)	$1,368,378

Subscriptions received for common stock through distribution	1,988	20	13,607	—	—	—	13,627
reinvestment plan
Redemption of common stock	(435)	(4)	(2,974)	—	—	—	(2,978)
Net loss	—	—	—	(20,353)	—	—	(20,353)
Distributions, declared and paid ($0.1063 per share)	—	—	—	—	(34,278)	—	(34,278)
Foreign currency translation adjustment	—	—	—	—	—	(689)	(689)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	414	414
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 9)	—	—	—	—	—	322	322

Balance at March 31, 2014	324,180	$3,242	$2,856,898	$(422,338)	$(1,107,700)	$(5,659)	$1,324,443

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net cash provided by operating activities	$37,560	$48,644

Investing activities:
Acquistion of property	(15,250)	—
Capital expenditures	(19,244)	(15,478)
Proceeds from sale of property	—	675
Deposits on real estate investments	(1,238)	—
Return of collateral on loan	—	8,684
Issuance of mortgage loans receivable	—	(81)
Changes in restricted cash	(3,503)	(9,451)
Other	98	100

Net cash used in investing activities	(39,137)	(15,551)

Financing activities:
Redemptions of common stock	(2,978)	(2,919)
Distributions to stockholders, net of distributions reinvestments	(20,651)	(19,897)
Proceeds from mortgage loans and other notes payable	50,702	30,000
Principal payments on mortgage loans and senior notes	(6,817)	(5,886)
Principal payments on capital leases	(584)	(1,947)
Payments of entrance fee refunds	(1,030)	—
Payment of loan costs	(2,140)	(640)

Net cash provided (used in) financing activities	16,502	(1,289)

Effect of exchange rate fluctuations on cash	(9)	(14)

Net increase in cash	14,916	31,790
Cash at beginning of period	71,574	73,224

Cash at end of period	$86,490	$105,014

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

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

As of March 31, 2014, the Company owned 145 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, golf facilities, senior housing, attractions, marinas and additional lifestyle properties. Eight of these 145 properties are owned through unconsolidated joint ventures and three are located in Canada. The Company raises capital through its distribution reinvestment plan (“DRP”) and uses such proceeds to make investments and for other corporate purposes. The Company may make selected asset dispositions and reinvest those proceeds in other income producing investment opportunities or other permitted investments in order to maximize the growth and value of its portfolio.

In March 2014, the Company engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist the Company’s management and its Board of Directors in actively evaluating various strategic alternatives to provide liquidity to the Company’s shareholders.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In accordance with the guidance for the consolidation of VIEs, the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a VIE. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

2.	Significant Accounting Policies (continued):

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

Recent Accounting Pronouncements — In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift that have a major effect on the organization’s operations and financial results in operations should be presented as discontinued operations. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company elected not to early adopt ASU 2014-08 and is currently evaluating the amendments of ASU 2014-08. These amendments are expected to impact the Company’s determinations of which future property disposals, if any, qualify as discontinued operations, as well as require additional disclosures about discontinued operations.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists.” This update clarified the guidance in subtopic 740 and requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward to the extent one is available. Effective January 1, 2014, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

3.	Acquisition:

During the three months ended March 31, 2014, the Company acquired one senior housing property for approximately $15.3 million. The property is subject to long-term triple net lease with an initial term of 10 years with renewal options. This acquisition is not considered material to the Company, and as such no pro forma information has been included.

4.	Real Estate Investment Properties, net:

As of March 31, 2014 and December 31, 2013, real estate investment properties consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Land and land improvements	$620,666	$904,409
Leasehold interests and improvements	273,516	311,560
Buildings	835,221	926,098
Equipment	644,488	692,854
Less: accumulated depreciation and amortization	(615,041)	(765,948)

	$1,758,850	$2,068,973

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

5.	Assets Held for Sale, net and Discontinued Operations:

Assets Held for Sale, net — As of December 31, 2013, the Company classified five properties as assets held for sale. During the three months ended March 31, 2014, the Company approved a plan to sell its golf portfolio, consisting of 48 properties, and one family entertainment center and classified those properties as assets held for sale. As of March 31, 2014, the Company classified 54 properties as assets held for sale. The following table presents the net carrying value of the properties classified as assets held for sale (in thousands):

	March 31,	December 31,
	2014	2013
Real estate investment properties, net
Land and land improvements	$232,334	$40,097
Building and building improvements	150,721	47,989
Equipment	16,103	2,708

	399,158	90,794
Intangibles, net	8,501	—
Accounts and other receivables, net	3,725	—
Restricted cash	5,673	—

Total	$417,057	$90,794

Discontinued Operations — During the three months ended March 31, 2014, the Company recorded an additional impairment provision on one of its golf properties of approximately $3.3 million due to an updated estimate of fair value obtained from the potential buyer as a result of ongoing negotiations.

The Company classified the revenues and expenses related to all real estate properties sold and all real estate properties considered as assets held for sale (excluding unimproved land), which were not accounted for under the equity method of accounting, as of March 31, 2014, as discontinued operations in the accompanying unaudited consolidated statements of operations. The following table is a summary of loss from discontinued operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenues	$17,758	$17,429
Expenses	(9,296)	(9,694)
Depreciation and amortization	(4,925)	(7,425)
Impairment provision	(3,314)	—

Operating income	223	310
Other expense	(1,831)	(1,952)

Loss from discontinued operations	$(1,608)	$(1,642)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs — The Company has four wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to potential future buy-out options held by the respective tenants. Three tenants’ buy-out options are currently exercisable but they have not elected to do so. The fourth tenant’s buy-out option will be exercisable in July 2018. The four buy-out options expire between July 2020 through March 2030. In addition, two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying unaudited condensed consolidated financial statements.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Assets
Real estate investment properties, net	$181,616	$184,306
Other assets	$31,449	$29,075
Liabilities
Mortgages and other notes payable	$93,788	$87,095
Other liabilities	$12,015	$13,214

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities, which totaled approximately $107.3 million and $113.1 million as of March 31, 2014 and December 31, 2013, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities —As of March 31, 2014, the Company holds ownership in two ventures, the DMC Partnership and the Intrawest Venture. Of these, the Intrawest Venture was deemed a VIE in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partner in the Intrawest Joint Venture, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is limited to the carrying amount of its investment in the venture, which totaled approximately $26.6 million and $25.2 million as of March 31, 2014 and December 31, 2013, respectively.

The Intrawest Venture is working with the Canada Revenue Authority to resolve matters related to one of its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $14.6 million. However, the Intrawest Venture believes the more likely than not resolution will be approximately $1.3 million. As such, an accrual of $1.3 million has been reflected in the financial information of the Intrawest Venture.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

The following tables present financial information for the Company’s unconsolidated entities for the three months ended March 31, 2014 and 2013 (in thousands):

Summarized operating data:

	Three Months Ended March 31, 2014
	DMC	Intrawest
	Partnership	Venture		Total
Revenues	$7,910	$—		$7,910
Property operating expenses	(171)	—		(171)
Depreciation and amortization	(2,202)	—		(2,202)
Interest expense	(1,916)	—		(1,916)

Income from continuing operations	3,621	—		3,621
Discontinued operations (3)	—	1,266		1,266

Net income	$3,621	$1,266		$4,887

Income (loss) allocable to other venture partners (1)	$824	$(397	)(2)	$427

Income allocable to the Company (1)	$2,797	$1,663		$4,460
Amortization of capitalized costs	(108)	(53)		(161)

Equity in earnings of unconsolidated entites	$2,689	$1,610		$4,299

Distribution declared to the Company	$2,797	$658		$3,455

Distributions received by the Company	$2,859	$261		$3,120

	Three Months Ended March 31, 2013
	DMC	Intrawest		CNLSun I	CNLSun II	CNLSun III
	Partnership	Venture		Venture (4)	Venture (4)	Venture (4)	Total
Revenues	$7,452	$—		$35,173	$9,633	$10,835	$63,093
Property operating expenses	(160)	—		(22,919)	(8,889)	(7,358)	(39,326)
Depreciation and amortization	(2,298)	—		(5,587)	(1,108)	(1,448)	(10,441)
Interest expense	(1,971)	—		(8,037)	(1,155)	(1,464)	(12,627)
Interest and other income	2	—		12	—	—	14

Income (loss) from continuing operations	3,025	—		(1,358)	(1,519)	565	713
Discontinued operations (3)	—	944		—	—	—	944

Net income (loss)	$3,025	$944		$(1,358)	$(1,519)	$565	$1,657

Income (loss) allocable to other venture partners (1)	$227	$(396	)(2)	$420	$(463)	$1,872	$1,660

Income (loss) allocable to the Company (1)	$2,798	$1,340		$(1,778)	$(1,056)	$(1,307)	$(3)
Amortization of capitalized costs	(108)	(58)		(653)	(215)	(86)	(1,120)

Equity in earnings (loss) of unconsolidated entities	$2,690	$1,282		$(2,431)	$(1,271)	$(1,393)	$(1,123)

Distribution declared to the Company	$2,797	$369		$3,877	$517	$825	$8,385

Distributions received by the Company	$2,852	$689		$3,952	$528	$3,305	$11,326

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its partnership using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)	This amount represents the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.
(3)	In connection with the proposed sale, the venture classified and included the results of operations from its seven properties as discontinued operations.
(4)	In July 2013, the Company completed the sale of its interest in 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III ventures.

As of March 31, 2014 and December 31, 2013, the Company’s share of partners’ capital determined under HLBV was approximately $126.0 million and $124.9 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $7.6 million and $7.4 million, respectively.

7.	Mortgages and Other Notes Receivable, net:

The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $112.7 million and $112.2 million as of March 31, 2014 and December 31, 2013, respectively, based on discounted cash flows for each individual instrument based on market interest rates as of March 31, 2014 and December 31, 2013, respectively. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts and other receivables approximates the carrying value as of March 31, 2014 and December 31, 2013 because of the relatively short maturities of the obligations.

8.	Indebtedness:

In February 2014, the Company obtained a $40.0 million loan with an existing third-party lender. The loan bears interest at 30-day LIBOR plus 3.50% with a 1.50% LIBOR floor and matures in April 2017. This is a supplement to one of the Company’s existing loans which is collateralized by six ski and mountain lifestyle properties of which one of the properties is a VIE due to a potential future buy-out option. See Footnote 6. “Variable Interest and Unconsolidated Entities” above for additional information. The other terms of the existing loan remain the same.

As of March 31, 2014, certain of the Company’s loans require the Company to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total assets ratio and limitations on distributions. In addition, under the terms of the indenture governing our senior notes which place certain limitations on the Company and certain of its subsidiaries, cash distributions may not exceed 95% of the adjusted funds from operations as defined. The Company was in compliance with all applicable provisions as of March 31, 2014 except for one covenant where the debt is collateralized by a ski and mountain lifestyle property with an outstanding principal balance of $15.2 million as of March 31, 2014. This property, located in Southern California, experienced a decrease in net operating income due to lower revenues caused by significantly lower levels of snow experienced during the 2013/2014 ski season resulting in temporary non-compliance in one of its financial covenants. The lender has agreed to amend the loan agreement to remove the covenant requirements in exchange for the Company increasing the amount of its repayment guarantee. As of the date of this filing, the amendment was completed and the financial covenant was no longer applicable.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

8.	Indebtedness (Continued):

The estimated fair values of mortgages and other notes payable and the line of credit were approximately $852.6 million and $803.7 million as of March 31, 2014 and December 31, 2013, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair values of the senior notes was approximately $418.2 million and $410.4 million as of March 31, 2014 and December 31, 2013, respectively, based on prices traded for similar or identical instruments in active or inactive markets and is categorized as level 2 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2014 and December 31, 2013 because of the relatively short maturities of the obligations.

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

As of March 31, 2014, the Company had five interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The fair value of the Company’s derivative financial instruments was included in other liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

The following table summarizes the gross and net amounts of the Company’s derivative financial instruments (in thousands):

		As of March 31, 2014			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$60,595		$(1,574)	$—	$(1,574)	$(1,574)	$—	$(1,574)
$8,662		$(737)	$—	$(737)	$(737)	$—	$(737)
$15,912	(1)	$(164)	$—	$(164)	$(164)	$—	$(164)
$15,225		$(476)	$—	$(476)	$(476)	$—	$(476)
$24,670		$(412)	$—	$(412)	$(412)	$—	$(412)

		As of December 31, 2013			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$61,042		$(1,748)	$—	$(1,748)	$(1,748)	$—	$(1,748)
$8,746		$(743)	$—	$(743)	$(743)	$—	$(743)
$16,603	(1)	$(233)	$—	$(233)	$(233)	$—	$(233)
$15,450		$(524)	$—	$(524)	$(524)	$—	$(524)
$24,811		$(446)	$—	$(446)	$(446)	$—	$(446)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

9.	Derivative Instruments and Hedging Activities (Continued):

FOOTNOTE:

(1)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.4%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 0.90 and 0.94 Canadian dollars for $1.00 U.S. dollar on March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

10.	Fair Value Measurements:

The Company had 54 investment properties that were classified as assets held for sale and carried at fair value less estimated costs to sell as of March 31, 2014. In addition, the Company had 48 investment properties carried at fair value less estimated costs to sell as of December 31, 2013. The level 3 unobservable inputs used in determining the fair value of the real estate properties include comparable sales transactions, information from potential buyers and management’s estimated cash flows over various holding periods, discounted using a range of estimated capitalization rates. The fair value of 53 properties, which approximates 98% of the assets held for sale as of March 31, 2014, was derived based upon information received from potential buyers.

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

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of March 31, 2014 and December 31, 2013, as follows (in thousands):

	Fair Value Measurement as of March 31, 2014	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$417,057	$—	$—	$417,057

Liabilities:
Derivative instruments	$3,363	$—	$3,363	$—

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

10.	Fair Value Measurements (Continued):

	Fair Value Measurement as of December 31, 2013	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$90,794	$—	$—	$90,794

Real estate investment properties, net carried at fair value	$304,703	$—	$—	$304,703

Liabilities:
Derivative instruments	$3,694	$—	$3,694	$—

11.	Related Party Arrangements:

In March 2014, the Company’s Advisor amended its advisory agreement, effective April 1, 2014, to reduce all advisory fees, including the elimination of all acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and the reduction in the asset management fees to 0.075% monthly (or 0.90% annually) of invested assets. The Company’s Advisor will consider further reductions in the asset management fees if the Company has not materially begun to execute an exit event or events before April 1, 2015.

For the three months ended March 31, 2014 and 2013, respectively, the Advisor and former advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Acquisition fees:
Acquisition fees from distribution reinvestment plan (1)	$319	$322
Acquisition fees from debt proceeds (2)	1,521	234

Total	1,840	556

Asset management fees (3)	8,571	9,213

Reimbursable expenses: (4)
Acquisition costs (5)	77	67
Operating expenses (6)	1,712	1,686

Total	1,789	1,753

Total fees earned and reimbursable expenses	$12,200	$11,522

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

11.	Related Party Arrangements (continued):

FOOTNOTES:

(1)	Amounts are recorded as acquisition fees and costs in the accompanying condensed consolidated statements of operations.
(2)	Amounts are recorded as loan costs and are included as part of other assets in the accompanying condensed consolidated balance sheets.
(3)	Amounts are recorded as asset management fees to advisor in the accompanying condensed consolidated statements of operations.
(4)	Amounts representing acquisition costs are recorded as part of acquisition fees and costs in the accompanying condensed consolidated statements of operations. Amounts representing operating expenses are recorded as part of general and administrative expenses in the accompanying condensed consolidated statements of operations.
(5)	Includes approximately $0.01 million and $0.03 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the three months ended March 31, 2014 and 2013, respectively. The reimbursable expenses include components of salaries, benefits and other overhead charges.
(6)	Includes approximately $0.09 million and $0.2 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the three months ended March 31, 2014 and 2013, respectively. The reimbursable expenses include components of salaries, benefits and other overhead charges.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Due to the Advisor and its affiliates:
Operating expenses	$569	$671
Acquisition fees and expenses	352	354

Total	$921	$1,025

The Company also maintains accounts at a bank in which the Company’s chairman serves as a director. The Company had deposits at that bank of approximately $12.0 million and $8.6 million as of March 31, 2014 and December 31, 2013, respectively.

12.	Stockholders’ Equity:

Distribution Reinvestment Plan — For the three months ended March 31, 2014, the Company received aggregate proceeds of approximately $13.6 million (representing 2.0 million shares) through its DRP.

Distributions — For the three months ended March 31, 2014, the Company declared and paid distributions of approximately $34.3 million ($0.1063 per share).

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

12.	Stockholders’ Equity (Continued):

Redemption of Shares — The aggregate amount of funds under the redemption plan will be determined on a quarterly basis in the sole discretion of the Company’s board of directors, and may be less than but is not expected to exceed the aggregate proceeds from the Company’s DRP (subject to a $3.0 million cap which has been established by the Company’s board of directors).

In March 2014, the Company’s Board approved a revised estimated net asset value (“NAV”) of $6.85 per share as of December 31, 2013 and redemptions were processed at that price effective March 2014. Prior to March 2014, the Company’s redemption plan provided for redemptions of its common stock at prices ranging between 92.5% and 100.0% of its current estimated NAV per share, depending on the length of time that the shares were owned. In March 2014, the Company’s Board approved the Fourth Amended and Restated Redemption Plan which discontinued the tiered redemption price structure and permitted shares that have been held for at least one year to be submitted for redemption at an amount equal to the Company’s NAV per share as of the redemption date. The following details the Company’s redemptions for the three months ended March 31, 2014 (in thousands, except per share data):

Requests in queue	10,547
Redemptions requested	778
Shares redeemed:
Prior period requests	(135)
Current period requests	(300)
Adjustments (1)	(92)

Pending redemption requests (2)	10,798

Average price paid per share	$6.85

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

13.	Supplemental Condensed Consolidating Financial Statements:

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

For the Three Months Ended:
March 31, 2013, as reported	$(23,299)
March 31, 2013, as revised	$(22,966)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

The following summarizes the Company’s unaudited condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, statement of operations, statement of comprehensive income (loss) and statement of cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

Condensed Consolidating Balance Sheet:

	As of March 31, 2014
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Real estate investment properties, net	$—	$529,082	$1,229,768	$—	$1,758,850
Assets held for sale, net	—	335,430	81,627		417,057
Investments in unconsolidated entities	—	133,638	—	—	133,638
Investments in subsidiaries	1,672,356	1,260,550	1,967,720	(4,900,626)	—
Mortgages and other notes receivable, net	—	48,367	114,388	(44,917)	117,838
Cash	50,033	12,673	23,784	—	86,490
Deferred rent and lease incentives	—	28,838	27,631	—	56,469
Other assets	12,552	20,041	21,256	—	53,849
Restricted cash	45	22,062	27,047	—	49,154
Intangibles, net	—	9,453	17,652	—	27,105
Accounts and other receivables, net	—	7,067	11,271	—	18,338

Total Assets	$1,734,986	$2,407,201	$3,522,144	$(4,945,543)	$2,718,788

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$281,892	$564,724	$(43,140)	$803,476
Senior notes, net of discount	394,502	—	—	—	394,502
Line of credit	—	50,000	—	—	50,000
Other liabilities	—	38,823	47,134	—	85,957
Accounts payable and accrued expenses	15,120	20,801	25,345	(1,777)	59,489
Due to affiliates	921	—	—	—	921

Total Liabilities	410,543	391,516	637,203	(44,917)	1,394,345

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share		—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,242	—	—	—	3,242
Capital in excess of par value	2,856,898	6,252,215	8,791,914	(15,044,129)	2,856,898
Accumulated earnings (deficit)	(422,338)	58,239	5,333	(63,572)	(422,338)
Accumulated distributions	(1,107,700)	(4,294,769)	(5,906,647)	10,201,416	(1,107,700)
Accumulated other comprehensive loss	(5,659)	—	(5,659)	5,659	(5,659)

	1,324,443	2,015,685	2,884,941	(4,900,626)	1,324,443

Total Liabilities and Stockholders’ Equity	$1,734,986	$2,407,201	$3,522,144	$(4,945,543)	$2,718,788

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Balance Sheet:

	As of December 31, 2013
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Real estate investment properties, net	$—	$846,914	$1,222,059	$—	$2,068,973
Assets held for sale, net	—	6,106	84,688	—	90,794
Investments in unconsolidated entities	—	132,324	—	—	132,324
Investments in subsidiaries	1,726,328	1,150,443	1,865,714	(4,742,485)	—
Mortgages and other notes receivable, net	—	45,947	114,469	(42,453)	117,963
Cash	37,668	15,671	18,235	—	71,574
Deferred rent and lease incentives	—	29,839	27,539	—	57,378
Other assets	11,355	15,829	25,126	—	52,310
Restricted cash	33	26,595	24,707	—	51,335
Intangibles, net	—	18,094	18,828	—	36,922
Accounts and other receivables, net	—	12,241	8,839	—	21,080

Total Assets	$1,775,384	$2,300,003	$3,410,204	$(4,784,938)	$2,700,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$—	$246,295	$555,433	$(41,536)	$760,192
Senior notes, net of discount	394,419	—	—	—	394,419
Line of credit	—	50,000	—	—	50,000
Other liabilities	—	33,447	43,369	—	76,816
Accounts payable and accrued expenses	11,584	13,526	25,630	(917)	49,823
Due to affiliates	1,003	8	14	—	1,025

Total Liabilities	407,006	343,276	624,446	(42,453)	1,332,275

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,226	—	—	—	3,226
Capital in excess of par value	2,846,265	6,027,607	8,700,131	(14,727,738)	2,846,265
Accumulated earnings (deficit)	(401,985)	58,777	9,853	(68,630)	(401,985)
Accumulated distributions	(1,073,422)	(4,129,657)	(5,918,520)	10,048,177	(1,073,422)
Accumulated other comprehensive loss	(5,706)	—	(5,706)	5,706	(5,706)

	1,368,378	1,956,727	2,785,758	(4,742,485)	1,368,378

Total Liabilities and Stockholders’ Equity	$1,775,384	$2,300,003	$3,410,204	$(4,784,938)	$2,700,653

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Three Months Ended March 31, 2014
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$16,168	$26,686	$—	$42,854
Property operating revenues	—	3,191	48,477	—	51,668
Interest income on mortgages and other notes receivable	—	1,185	3,060	(1,112)	3,133

Total revenues	—	20,544	78,223	(1,112)	97,655

Expenses:
Property operating expenses	—	8,394	42,610	—	51,004
Asset management fees to advisor	8,571	—	—	—	8,571
General and administrative	3,378	225	393	—	3,996
Ground lease and permit fees	—	1,898	1,745	—	3,643
Acquisition fees and costs	724	—	—	—	724
Other operating expenses	11	208	544	—	763
Bad debt expense	—	—	1,006	—	1,006
Depreciation and amortization	—	9,842	22,092	—	31,934

Total expenses	12,684	20,567	68,390	—	101,641

Operating income (loss)	(12,684)	(23)	9,833	(1,112)	(3,986)

Other income (expense):
Interest and other income (expense)	7	82	(87)	—	2
Interest expense and loan cost amortization (includes $414 loss on termination of cash flow hedges)	(7,903)	(3,722)	(8,547)	1,112	(19,060)
Equity in earnings of unconsolidated entities	—	4,299	—	—	4,299
Equity in earnings (loss), intercompany	227	1,117	(6,402)	5,058	—

Total other income (expense)	(7,669)	1,776	(15,036)	6,170	(14,759)

Income (loss) from continuing operations	(20,353)	1,753	(5,203)	5,058	(18,745)
Discontinued operations	—	(2,291)	683	—	(1,608)

Net income (loss)	$(20,353)	$(538)	$(4,520)	$5,058	$(20,353)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Three Months Ended March 31, 2013
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$18,659	$20,811	$—	$39,470
Property operating revenues	—	472	46,331	—	46,803
Interest income on mortgages and other notes receivable	—	1,041	3,345	(967)	3,419

Total revenues	—	20,172	70,487	(967)	89,692

Expenses:
Property operating expenses	—	6,568	40,684	—	47,252
Asset management fees to advisor	9,213	—	—	—	9,213
General and administrative	3,499	92	402	—	3,993
Ground lease and permit fees	—	2,112	1,890	—	4,002
Acquisition fees and costs	367	—	—	—	367
Other operating expenses	174	—	504	—	678
Bad debt expense	—	16	10	—	26
Depreciation and amortization	—	9,651	19,107	—	28,758

Total expenses	13,253	18,439	62,597	—	94,289

Operating income (loss)	(13,253)	1,733	7,890	(967)	(4,597)

Other income (expense):
Interest and other income (expense)	5	355	(33)	—	327
Interest expense and loan cost amortization (includes $414 loss on termination of cash flow hedges)	(7,857)	(3,588)	(5,786)	967	(16,264)
Equity in earnings of unconsolidated entities	—	(1,123)	—	—	(1,123)
Equity in earnings (loss), intercompany	(2,194)	2,638	(2,632)	2,188	—

Total other income (expense)	(10,046)	(1,718)	(8,451)	3,155	(17,060)

Income (loss) from continuing operations	(23,299)	15	(561)	2,188	(21,657)
Discontinued operations	—	(1,343)	(299)	—	(1,642)

Net income (loss)	$(23,299)	$(1,328)	$(860)	$2,188	$(23,299)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Other Comprehensive Income (Loss):

	For the Three Months Ended March 31, 2014
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(20,353)	$(538)	$(4,520)	$5,058	$(20,353)

Other comprehensive income (loss):
Foreign currency translation adjustments	(689)	—	(689)	689	(689)
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	414	—	414	(414)	414
Unrealized gain arising during the period	322	—	322	(322)	322

Total other comprehensive income	47	—	47	(47)	47

Comprehensive income (loss)	$(20,306)	$(538)	$(4,473)	$5,011	$(20,306)

	For the Three Months Ended March 31, 2013
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(23,299)	$(1,328)	$(860)	$2,188	$(23,299)

Other comprehensive income (loss):
Foreign currency translation adjustments	(460)	—	(460)	460	(460)
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	414	—	414	(414)	414
Unrealized gain arising during the period	379	—	379	(379)	379

Total other comprehensive income	333	—	333	(333)	333

Comprehensive income (loss)	$(22,966)	$(1,328)	$(527)	$1,855	$(22,966)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Three Months Ended March 31, 2014
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(17,264)	$23,527	$31,297	$—	$37,560

Investing activities:
Acquistion of property	—	—	(15,250)	—	(15,250)
Capital expenditures	—	(8,714)	(10,530)	—	(19,244)
Deposits on real estate investments	(1,238)	—	—	—	(1,238)
Changes in restricted cash	(12)	298	(3,789)	—	(3,503)
Other	—	17	81	—	98
Intercompany investing	54,508	—	—	(54,508)	—

Net cash provided by (used in) investing activities	53,258	(8,399)	(29,488)	(54,508)	(39,137)

Financing activities:
Redemptions of common stock	(2,978)	—	—	—	(2,978)
Distributions to stockholders, net of reinvestments	(20,651)	—	—	—	(20,651)
Proceeds from mortgage loans and other notes payable	—	40,000	10,702	—	50,702
Principal payments on mortgage loans and senior notes	—	(4,403)	(2,414)	—	(6,817)
Principal payments on capital leases	—	(261)	(323)	—	(584)
Payment of entrance fee refunds	—	—	(1,030)	—	(1,030)
Payment of loan costs	—	(2,103)	(37)	—	(2,140)
Intercompany financing	—	(51,359)	(3,149)	54,508	—

Net cash provided by (used in) financing activities	(23,629)	(18,126)	3,749	54,508	16,502

Effect of exchange rate fluctuation on cash	—	—	(9)	—	(9)

Net increase (decrease) in cash	12,365	(2,998)	5,549	—	14,916
Cash at beginning of period	37,668	15,671	18,235	—	71,574

Cash at end of period	$50,033	$12,673	$23,784	$—	$86,490

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Three Months Ended March 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(13,549)	$30,967	$31,226	$—	$48,644

Investing activities:
Capital expenditures	—	(5,431)	(10,047)	—	(15,478)
Proceeds from sale of prperty	—	1,000	(325)	—	675
Return collateral on loan	—	—	8,684	—	8,684
Issuance of mortgage loans receivable	—	—	(81)	—	(81)
Changes in restricted cash	(11)	(6,337)	(3,103)	—	(9,451)
Other	—	15	85		100
Intercompany investing	70,384	—	—	(70,384)	—

Net cash provided by (used in) investing activities	70,373	(10,753)	(4,787)	(70,384)	(15,551)

Financing activities:
Redemptions of common stock	(2,919)	—	—	—	(2,919)
Distributions to stockholders, net of reinvestments	(19,897)	—	—	—	(19,897)
Proceeds from mortgage loans and other notes payable	—	—	30,000	—	30,000
Principal payments on mortgage loans and senior notes	—	(3,140)	(2,746)	—	(5,886)
Principal payments on capital leases	—	(1,284)	(663)	—	(1,947)
Payment of loan costs	—	—	(640)	—	(640)
Intercompany financing	—	(19,862)	(50,522)	70,384	—

Net cash provided by (used in) financing activities	(22,816)	(24,286)	(24,571)	70,384	(1,289)

Effect of exchange rate fluctuation on cash	—	—	(14)	—	(14)

Net increase (decrease) in cash	34,008	(4,072)	1,854	—	31,790
Cash at beginning of period	39,219	14,125	19,880	—	73,224

Cash at end of period	$73,227	$10,053	$21,734	$—	$105,014

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

14.	Commitments and Contingencies:

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

15.	Subsequent Events:

In April 2014, the Company foreclosed on an attractions property that served as collateral on one of its loans. The net carrying value of the collateral of approximately $7.9 million approximated the carrying value of the loan.

In April 2014, the Company completed the transition of four leased marinas properties to a third-party manager. In connection with the transition, the Company did not incur any loss on lease terminations.

On May 2, 2014, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the purpose of registering an additional 20 million shares of its common stock to be offered for sale pursuant to the DRP. The Company will offer shares pursuant to the DRP until the earlier of May 2, 2017 or the date that the Company sells all of the shares registered, unless the offering is extended or terminated by its board of directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2013. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.

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

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of May 6, 2014, we had 146 lifestyle properties of which 61 properties (54 consolidated properties and seven unconsolidated properties held through one joint venture) are classified as held for sale. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 25% in ski and mountain lifestyle, 19% in golf facilities, 16% in senior housing, 22% in attractions, 6% in marinas and 12% in additional lifestyle properties.

As a mature real estate investment trust (“REIT”), a significant focus is to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. We are evaluating each of our properties on a rigorous and ongoing basis and in an effort to optimize and enhance the value of our assets, and we may consider selling certain properties in preparation for an exit strategy on or before December 31, 2015. In March 2014, we engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist management and our board of directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the listing of our common stock. To the extent we determine to sell certain assets, we will evaluate these assets for impairment in accordance with our accounting policy. We anticipate that proceeds from any future sales will be used to retire indebtedness, invest in new assets or to enhance existing assets. We may also continue to reposition certain assets by making strategic tenant or operator changes for properties that we believe will benefit from a new operator based on specific expertise or geographic concentrations that a particular operator possesses.

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

The following table illustrates property level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties. We have only included property-level operating performance for consolidated properties in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled to cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We monitor the credit of our tenants by reviewing their rental payment history, timeliness of rent collections, their operational performance on our properties and by monitoring news and industry reports regarding our tenants and their underlying businesses. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented and have included information for both leased and managed properties. We have not included performance data on acquisitions made after January 1, 2013 because we did not own those properties during the entirety of all periods presented below. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes performance of properties leased to third-party tenants and excludes performance of any property acquired during the current period presented. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

	Number of Properties	Three Months Ended March 31,
		2014		2013		Increase/(Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	17	$241,579	$110,312	$256,246	$119,893	-5.7%	-8.0%
Golf	48	34,007	9,018	34,339	9,038	-1.0%	-0.2%
Attractions	21	22,727	(8,595)	21,111	(9,755)	7.7%	11.9%
Senior housing	20	17,263	5,207	16,675	5,475	3.5%	-4.9%
Marinas	17	5,289	1,248	6,046	2,140	-12.5%	-41.7%
Additional lifestyle	1	1,704	912	1,195	541	42.6%	68.6%

	124	$322,569	$118,102	$335,612	$127,332	-3.9%	-7.2%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the three months ended March 31, 2014, our tenants and managers reported to us a decrease in revenue and property-level EBITDA of 3.9% and 7.2%, respectively, as compared to the same period in the prior year. The decrease was primarily attributable to our ski and mountain lifestyle and marinas properties. Our ski and mountain lifestyle properties in the Pacific West (specifically California) experienced snow levels that were significantly below historical norms as compared to the same period in 2013. Our marinas properties experienced a decrease due to record-breaking cold where temperatures fell to unprecedented levels causing temporary closure for certain of our marinas, particularly our marina located in Dallas, Texas. This marina was temporarily not operational due to significant damage to the docks and other floating structures as a result of an ice storm in Northern Texas. The decreases in our ski and mountain lifestyle and marinas properties were offset partially by an increase in our attractions and our additional lifestyle property. Our attractions properties exhibited an increase primarily due to one of our attractions properties located in Southern California where they experienced unusually warm temperatures that led to an increase in attendance at the property. In addition, our other attractions properties that were in their off-season during the three months ended March 31, 2014 held tight controls on expenses while preparing the parks to operate in the second quarter of 2014. Our senior housing properties experienced an increase in revenue due to increase in occupancy and revenue per occupied unit (“RevPOU”) but EBITDA was down generally due to the impact of winter storms in several locations where staff were required to stay in buildings overnight, resulting in certain of our properties incurring overtime costs, as well as higher than normal repairs and maintenance and snow removal costs. Our additional lifestyle property, which is a multi-family rental complex, exhibited an increase due to the completion of renovations on 247 apartment units (out of 540 units) that commenced during early 2013. As of March 31, 2014, 417 units were occupied as compared to 286 units for the same period in 2013.

When evaluating our senior housing properties’ performance, management reviews operating statistics of the underlying properties, including RevPOU and occupancy levels. RevPOU, which is defined as total revenue divided by number of occupied units, is a widely used performance metric within the healthcare sector. This metric assists us to determine the ability of our operators to achieve market rental rates and to obtain revenues from providing healthcare related services. As of March 31, 2014, the managers for our 20 comparable properties reported to us an increase in occupancy of 0.5% as compared to the same period in 2013 and an increase in RevPOU of 1.9% for the three months ended March 31, 2014 as compared to the same period in 2013.

The following table presents same store unaudited property-level information for our senior housing properties as of and for the three months ended March 31, 2014 and 2013 (in thousands):

	Number of Properties	Occupancy
		As of March 31,		Increase/
		2014	2013	(Decrease)
Senior housing	20	95.8%	95.3%	0.5%

		RevPOU
	Number of Properties	Months Three Months Ended		Increase/ (Decrease)
		2014	2013
Senior housing	20	$3,816	$3,744	1.9%

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

In addition, seasonality directly impacts certain of our properties where we engage independent third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of May 6, 2014, we had a total of 68 wholly-owned managed properties consisting of one ski and mountain lifestyle property, 13 golf facilities, 20 senior housing properties, 16 attractions properties, 17 marinas and one additional lifestyle property. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties.

Operator Transitions

In April 2014, we completed the transition of four leased marinas properties to a third-party manager. In connection with the transition, we did not incur additional loss on lease terminations. We anticipate the performance of these properties to improve over time with their new operators.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for operating expenses, debt service and cash distributions to stockholders. Generally, our cash needs will be covered by cash generated from our investments including rental income, property operating income from managed properties, interest payments on the loans we make and distributions from our unconsolidated entities. To the extent we have dispositions, we will use the net sales proceeds to retire indebtedness, invest into new assets or to enhance existing assets. To the extent we have acquisitions, our primary source of funds will be from property dispositions, borrowings (which includes approximately $110.0 million available under our revolving line of credit at March 31, 2014) and proceeds from our DRP.

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

	Three Months Ended March 31,
	2014	2013
Cash at beginning of period	$71,574	$73,224
Cash provided from (used in):
Operating activities	37,560	48,644
Investing activities	(39,137)	(15,551)
Financing activities	16,502	(1,289)
Effect of foreign currency translation on cash	(9)	(14)

Cash at the end of period	$86,490	$105,014

Operating Activities. Net cash provided from operating activities decreased $11.1 million or 22.8% for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease is primarily attributable to a reduction in distributions we received from our unconsolidated joint ventures of approximately $8.2 million as a result of the sale of our interest in three unconsolidated senior housing joint ventures in July 2013 and an increase in interest expense on our indebtedness due to additional borrowings obtained subsequent to March 31, 2013, offset in part by rental revenue from properties acquired subsequent to March 31, 2013.

Investing Activities. The change in investing activities for the three months ended March 31, 2014 as compared to the same period in 2013 is primarily attributable to the acquisition of a senior housing property and deposits paid for potential real estate investments of approximately $16.5 million during the first quarter of 2014 as compared to no property acquisition or deposits made for potential real estate investment during the same period in 2013 and an increase in capital expenditures on our existing properties of approximately $3.8 million. In addition, during the three months ended March 31, 2013, one of our lenders returned approximately $8.7 million that was held in an escrow as collateral on an existing loan as compared to zero amount returned during the same period in 2014.

Financing Activities. The change in financing activities for the three months ended March 31, 2014 as compared to the same period in 2013 is primarily attributable to the proceeds received from indebtedness of approximately $50.7 million during the three months ended March 31, 2014 as compared to $30.0 million during the same period in 2013. Debt proceeds have been or will be used to finance the acquisition of several new senior housing communities. This increase was slightly offset by the repayment made on our indebtedness, payment of loan costs and principal payments made on our capital leases of approximately $9.5 million during the three months ended March 31, 2014 as compared to $8.5 million for the same period in 2013. In addition, we made a payment of approximately $1.0 million in entrance fee refunds at one of our senior housing properties.

Indebtedness. We have borrowed and intend to continue to borrow money to acquire properties, fund ongoing enhancements to our portfolio, and pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of March 31, 2014, our leverage ratio, calculated as total indebtedness over total assets, was 45.9% (49.0% including our share of unconsolidated assets and debts).

In February 2014, we obtained a $40.0 million loan with an existing third-party lender to fund future acquisitions. The loan bears interest at 30-day LIBOR plus 3.50% with a 1.50% LIBOR floor and matures in April 2017. This is a supplement to one of our existing loans and is collateralized by six ski and mountain lifestyle properties. The other terms of the existing loan remain the same.

During the three months ended March 31, 2014, we made approximately $7.4 million in scheduled principal payments under our mortgage loans and capital lease obligations.

As of March 31, 2014, certain of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total assets ratio and limitations on distributions. In addition, under the terms of the indenture governing our senior notes which place certain limitations on us and certain of our subsidiaries, cash distributions may not exceed 95% of the adjusted funds from operations as defined. We were in compliance with all applicable provisions as of March 31, 2014 except for one covenant where the debt is collateralized by a ski and mountain lifestyle property. This property, located in Southern California, experienced a decrease in net operating income due to lower revenues caused by significantly lower levels of snow experienced during the 2013/2014 ski season resulting in temporary non-compliance in one of its financial covenants. The lender has agreed to amend the loan agreement to remove the covenant requirements in exchange for an increase guarantee of repayment. As of the date of this filing, the amendment was completed and the financial covenant was no longer applicable.

Distributions from Unconsolidated Entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. As of March 31, 2014, we had investments in eight properties through two unconsolidated joint ventures, of which seven properties are classified as held for sale. For the three months ended March 31, 2014, we received distributions of approximately $3.1 million as compared to approximately $11.3 million for the same period in 2013. The decrease is due to the sale of the 42 senior housing properties held through three unconsolidated joint ventures in July 2013.

The Intrawest Venture is working with the Canada Revenue Authority to resolve matters related to one of its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $14.6 million. However, the Intrawest Venture believes the more likely than not resolution will be approximately $1.3 million. As such, an accrual of $1.3 million has been reflected in the financial information of the Intrawest Venture.

Distribution Reinvestment Plan. There is currently no public trading market for our shares. Stockholders are able to purchase shares from us under our DRP. Shares sold under the DRP are offered at our estimated net asset value (“NAV”) which was $6.85 per share as of December 31, 2013. We anticipate we will continue to raise capital through our DRP and will use such proceeds for acquisitions and enhancements, distributions shortfalls and other corporate purposes. For the three months ended March 31, 2014, we received approximately $13.6 million (2.0 million shares) through our DRP.

On May 2, 2014, we filed a registration statement on Form S-3 with the SEC for the purpose of registering an additional 20 million shares of our common stock to be offered for sale pursuant to the DRP. We will offer shares pursuant to the DRP until the earlier of May 2, 2017 or the date that we sell all of the shares registered, unless the offering is extended or terminated by our board of directors.

Acquisitions and Capital Expenditures. During the three months ended March 31, 2014, we acquired one senior housing property for a purchase price of approximately $15.3 million.

During the three months ended March 31, 2014 and 2013, we funded approximately $19.2 million and $15.5 million, respectively, in capital improvements at our properties.

Related Party Arrangements. Certain affiliates are entitled to receive fees and compensation in connection with the issuance of shares through our DRP, acquisition and operating activities. Amounts incurred relating to these transactions were approximately $10.4 million and $9.8 million for the three months ended March 31, 2014 and 2013, respectively. Of these amounts, approximately $0.9 million and $1.0 million are included in due to affiliates in the unaudited condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. In addition, these affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our DRP, acquisitions and operating activities. Reimbursable expenses for each of the three months ended March 31, 2014 and 2013 were approximately $1.8 million.

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

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended March 31, 2014 and 2013, operating expenses did not exceed the Expense Cap.

Common Stock Redemptions. We redeem shares pursuant to our redemption plan, which is designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. The aggregate amount of funds under the redemption plan will be determined on a quarterly basis in the sole discretion of the board of directors, and may be less than but is not expected to exceed the aggregate proceeds from our DRP (subject to a $3.0 million cap which has been established by our board). There is currently a sizeable backlog and a waiting list for redemption requests and stockholders will likely wait a long period of time to have their shares redeemed, if ever.

In March 2014, our Board of Directors approved a revised estimated NAV of $6.85 per share as of December 31, 2013 and redemptions were processed at that price effective March 2014. Prior to March 2014, our redemption plan provided for redemptions of our common stock at prices ranging between 92.5% and 100.0% of our current estimated NAV per share, depending on the length of time that the shares were owned. In March 2014, our Board of Directors approved the Fourth Amended and Restated Redemption Plan which discontinued the tiered redemption price structure and permitted shares that have been held for at least one year to be submitted for redemption at an amount equal to our NAV per share as of the redemption date.

In the event there are insufficient funds to redeem all of the shares for which redemption requests have been submitted, redemptions will occur on a pro rata basis at the end of each quarter, with the actual redemption occurring at the beginning of the next quarter at the then current price. Stockholders whose shares are not redeemed due to insufficient funds in that quarter will have their requests carried forward and be honored at such time as sufficient funds exist. In such case, the redemption request will be retained and such shares will be redeemed before any subsequently received redemption requests are honored, subject to certain priority groups for hardship cases. Redeemed shares are considered retired and will not be reissued.

During the three months ended March 31, 2014, we redeemed approximately $3.0 million (0.4 million shares). The following table presents information about our redemptions for the three months ended March 31, 2014 (in thousands, except per share data):

Requests in queue	10,547
Redemptions requested	778
Shares redeemed:
Prior period requests	(135)
Current period requests	(300)
Adjustments (2)	(92)

Pending redemption requests (1)	10,798

Average price paid per share	$6.85

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

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

The following table presents total distributions declared including cash distributions, distributions reinvested and distributions per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

					Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Distributions Reinvested	Net Cash Distributions	Cash Flows From Operating Activities (1)
2014 Quarter
First	$0.1063	$34,278	$13,627	$20,651	$37,560
2013 Quarter
First	$0.1063	$33,611	$13,714	$19,897	$48,644

FOOTNOTE:

(1)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with debt financings as opposed to operating cash flows. The Board of Directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2013 for a summary of our Significant Accounting Policies.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

As of March 31, 2014 and 2013, we had invested in 145 and 178 properties, respectively, through the following investment structures:

	March 31,
	2014	2013
Wholly-owned:
Leased properties (4)	73	72
Managed properties (1) (2) (4)	63	55
Unimproved land	1	1
Unconsolidated joint ventures: (3)
Leased properties (4)	8	14
Managed properties	—	36

	145	178

FOOTNOTES:

(1)	As of March 31, 2014 and 2013, wholly-owned managed properties are as follows:

	March 31,
	2014	2013
Ski & mountain lifestyle	1	1
Golf	13	13
Attractions	15	18
Senior housing	20	20
Marinas	13	2
Additional lifestyle	1	1

	63	55

(2)	Under applicable tax regulations, certain properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of March 31, 2014 and 2013, 38 and 30 properties, respectively, were temporarily managed and 25 and 25 properties were indefinitely managed under management agreements, respectively.
(3)	In July 2013, we completed the sale of 42 senior housing properties held through three unconsolidated joint ventures.
(4)	As of March 31, 2014, 54 consolidated properties (36 leased and 18 managed) and seven unconsolidated properties held through one unconsolidated joint venture are classified as held for sale and are expected to be sold in 2014.

Rental income from operating leases. Rental income for the three months ended March 31, 2014 increased by approximately $3.4 million as compared to the same period in 2013 primarily attributable to properties acquired subsequent to March 31, 2013 which consisted of nine senior housing properties and two attractions properties. The increase was partially offset by the transition of 11 marinas properties from leased to managed structures which was completed during the fourth quarter of 2013 and the decrease in capital reserve and ground lease income for certain of our ski and mountain lifestyle properties in the west due to poor snow condition. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties excluding properties that have been classified as assets held for sale (in thousands):

	Three Months Ended March 31,
Properties Subject to Operating Leases	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$30,335	$31,070	$(735)	-2.4%
Attractions	6,196	4,026	2,170	53.9%
Senior housing	4,513	—	4,513	n/a
Marinas	1,810	4,374	(2,564)	-58.6%

Total	$42,854	$39,470	$3,384	8.6%

As of March 31, 2014 and 2013, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.5% and 8.6%, respectively. The decrease in the weighted average lease rate was primarily attributable to the transition of 11 marinas properties from leased to managed structure which was completed during the fourth quarter of 2013. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

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

	Three Months Ended March 31,
Properties Operated by Third-Party Managers	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$18,373	$17,593	780	4.4%
Attractions	12,845	12,481	364	2.9%
Senior housing	17,270	16,678	592	3.5%
Marinas	3,180	51	3,129	6135.3%

Total	$51,668	$46,803	$4,865	10.4%

As of March 31, 2014 and 2013, we had a total of 63 and 55 managed properties, respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to the transition of 11 marina properties from leased to managed structures which was completed during the fourth quarter of 2013.

Interest income on mortgages and other notes receivable. For the three months ended March 31, 2014, we earned interest income of approximately $3.1 million as compared to $3.4 million for the three months ended March 31, 2013.

Property operating expenses. Property operating expenses from managed properties increased primarily due to the transition of 11 marina properties from leased to managed structures during the fourth quarter of 2013. See “Property operating revenues” above for additional information. The following information summarizes the expenses of our properties that are operated by third-party managers (in thousands):

	Three Months Ended March 31,
Properties Operated by Third-Party Managers	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$13,902	$13,524	378	2.8%
Attractions	21,694	22,408	(714)	-3.2%
Senior housing	12,224	11,203	1,021	9.1%
Marinas	3,184	117	3,067	2621.4%

Total	$51,004	$47,252	$3,752	7.9%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the three months ended March 31, 2014 and 2013 asset management fees to our Advisor were approximately $8.6 million and $9.2 million, respectively. The decrease in such fees is primarily attributable to the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures in July 2013. This decrease was offset in part by additional real estate properties acquired subsequent to March 31, 2013. Going forward, we expect a decline in asset management fees due to the fact that effective April 1, 2014, the asset management fees have been reduced to 0.075% monthly (or 0.90% annually) of our invested assets. See “Related Party Arrangements” above for additional information.

General and administrative. General and administrative expenses totaled approximately $4.0 million for each of the three months ended March 31, 2014 and 2013.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the three months ended March 31, 2014 and 2013, ground lease and land permit fees were approximately $3.6 million and $4.0 million, respectively. The slight decrease is primarily attributable to a decrease in gross revenue for certain of our ski and mountain lifestyle properties located in the west due to poor snow conditions decreasing ground lease and permit fees.

Acquisition fees and costs. Acquisition fees are paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and are generally 3% of proceeds received through our DRP. Acquisition fees and costs totaled approximately $0.7 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily attributable to the acquisition of one senior housing property during the three months ended March 31, 2014 as compared to no property acquisitions during the same period in 2013. Going forward, we expect a decline in acquisition fees due to the fact that effective April 1, 2014, acquisition fees to the Advisor have been eliminated. See “Related Party Arrangements” above for additional information.

Other operating expenses. Other operating expenses totaled approximately $0.8 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.

Bad debt expense. Bad debt expense totaled approximately $1.0 million and $0.03 million for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily attributable to the establishment of reserves of uncollectible past due rents on four marinas properties that were transitioning from leased to managed structures which was completed on April 1, 2014. During the same period in 2013, we did not establish any reserves of uncollectible past due rent resulting from properties transitioning to new operators or managers.

Depreciation and amortization. Depreciation and amortization expenses were approximately $31.9 million and $28.8 million for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily due to new properties acquired subsequent to March 31, 2013.

Interest and other income. Interest and other income was approximately $0.02 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $19.1 million and $16.3 million for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily attributable to the additional indebtedness obtained subsequent to March 31, 2013.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
DMC Partnership	$2,689	$2,690	$(1)	0.0%
Intrawest Venture	1,610	1,282	328	25.6%
CNLSun I Venture	—	(2,431)	2,431	n/a
CNLSun II Venture	—	(1,271)	1,271	n/a
CNLSun III Venture	—	(1,393)	1,393	n/a

Total	$4,299	$(1,123)	$5,422	482.8%

Equity in earnings (loss) of unconsolidated entities increased by approximately $5.4 million for the three months ended March 31, 2014 as compared to the same period in 2013. The change was primarily due to equity in loss that was allocated to us during the first quarter of 2013 from the CNLSun I, CNLSun II and CNLSun III Ventures. In July 2013, we completed the sale of our interest in 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III Ventures and, as such, there was no equity in earnings (loss) allocated to us from the aforementioned ventures.

Discontinued operations. Loss from discontinued operations was approximately $1.6 million for each of the three months ended March 31, 2014 and 2013. The results of operations of real estate properties that are classified as held for sale, along with properties sold during the period, are reflected in discontinued operations for all periods presented. For the three months ended March 31, 2014, depreciation and amortization expenses decreased as a result of an impairment provision recorded in December 2013 on certain golf properties reducing the net book values of certain assets. This decrease was offset by an impairment provision of approximately $3.3 million recorded on one golf property due to an updated estimate of fair value derived from the most recent estimate of net sales proceeds as a result of ongoing negotiations with a potential buyer during the three months ended March 31, 2014. There was no impairment provision recorded during the three months ended March 31, 2013. See Footnote 5. “Assets held for Sale, net and Discontinued Operations” for additional information.

Net loss and loss per share of common stock. The Company had a net loss for the three months ended March 31, 2014 and 2013 of approximately $20.4 million and $23.3 million, respectively. The decrease in net loss was primarily attributable to (i) an increase in rental income from leased properties relating to properties acquired after the first quarter of 2013, (ii) an increase in equity in earnings from our unconsolidated entities and (iii) a decrease in asset management fees and ground lease and permit fees. The increases were partially offset by an increase in an impairment provision, interest expense and loan cost amortization and bad debt expense.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the three months ended March 31, 2014 and 2013 (in thousands, except per share data).

	Three Months Ended March 31,
	2014	2013
Net loss	$(20,353)	$(23,299)
Adjustments:
Depreciation and amortization (1)	36,859	36,183
Impairment of real estate assets (1)	3,314	—
Net effect of FFO adjustment from unconsolidated entities (2)	1,731	6,044

Total funds from operations	21,551	18,928

Acquisition fees and expenses (3)	724	367
Straight-line adjustments for leases and notes receivable (1)(4)	(3,426)	(486)
Amortization of above/below market intangible assets and liabilities (1)	376	336
Accretion of discounts/amortization of premiums	3	—
MFFO adjustments from unconsolidated entities: (2)
Straight-line adjustments for leases and notes receivable (4)	14	(68)
Amortization of above/below market intangible assets and liabilities	12	(4)

Modified funds from operations	$19,254	$19,073

Weighted average number of shares of common stock outstanding (basic and diluted)	322,639	316,382

FFO per share (basic and diluted)	$0.07	$0.06

MFFO per share (basic and diluted)	$0.06	$0.06

FOOTNOTES:

(1)	Includes amounts related to the properties that are classified as assets held for sale and for which the related results are classified as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations.
(2)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.
(3)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expense relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Total FFO and FFO per share was approximately $21.6 million or $0.07 for the three months ended March 31, 2014 as compared to approximately $18.9 million or $0.06 for the same period in 2013. The increase in FFO and FFO per share is primarily attributable to (i) an increase in rental income from leased properties related to properties acquired after the first quarter of 2013 and a decrease in asset management fees. These increases were partially offset by a reduction in FFO contribution from unconsolidated entities primarily relating to the sale of our interest in 42 senior housing properties held through three unconsolidated joint ventures in July 2013 and an increase in interest expense and loan cost amortization, acquisition fees and costs and bad debt expense.

Total MFFO and MFFO per share was approximately $19.3 million or $0.06 for the three months ended March 31, 2014 as compared to approximately $19.1 million or $0.06 for the same period in 2013. The increase in MFFO is primarily attributable to an increase in rental payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) related to properties acquired after the first quarter of 2013. The increases were partially offset by a reduction in FFO contribution from unconsolidated entities primarily relating to the sale of our interest in 42 senior housing properties held through three unconsolidated joint ventures in July 2013 and an increase in interest expense and loan cost amortization and bad debt expense.

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Three Months Ended March 31,
	2014	2013
Net loss	$(20,353)	$(23,299)
Loss from discontinued operations	1,608	1,642
Interest and other (income) expense	(2)	(327)
Interest expense and loan cost amortization	19,060	16,264
Equity in (earnings) loss of unconsolidated entities (1)	(4,299)	1,123
Depreciation and amortization	31,934	28,758
Straight-line adjustments for leases and notes receivables (2)	(3,426)	(486)
Cash distributions from unconsolidated entities (1)	3,120	11,326

Adjusted EBITDA	$27,642	$35,001

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA above.
(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments and reflect the actual cash receipts received by us from our tenants and borrowers.

Adjusted EBITDA was approximately $27.6 million for the three months ended March 31, 2014 as compared to approximately $35.0 million for the three months ended March 31, 2013. The decrease in adjusted EBITDA was primarily attributable to a reduction in cash distributions from our unconsolidated entities as a result of the sale of our interest in 42 senior housing properties held through three unconsolidated joint ventures in July 2013, offset in part by, an increase in rental payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) related to properties acquired after the first quarter of 2013 and decrease in asset management fees.

Off-Balance Sheet and Other Arrangements

See our annual report on Form 10-K for the year ended December 31, 2013 for a summary of our other off-balance sheet arrangements.

Commitments, Contingencies and Contractual Obligations

Contractual Obligations

For the three months ended March 31, 2014, our contractual obligations were not materially different from the amounts reported for the year ended December 31, 2013 aside from the $50.7 million in new indebtedness obtained. See “Indebtedness” above for additional information. See our annual report on Form 10-K for the year ended December 31, 2013 for a summary of our contractual obligations.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3)	Years 3-5	More than 5 years	Total
Capital improvements (1)	$6,758	$4,500	$—	$—	$11,258

FOOTNOTE:

(1)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our fixed-rate mortgage and other notes receivable, which totaled $117.8 million and $118.0 million at March 31, 2014 and December 31, 2013, respectively, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $112.7 million and $112.2 million at March 31, 2014 and December 31, 2013, respectively.

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$46,250	$17,831	$88,588	$164,777	$109,611	$445,066	$872,123	$893,716
Variable-rate debt (2)	131,794	90,793	111,210	37,029	437	6,799	378,062	377,076	(1)

	$178,044	$108,624	$199,798	$201,806	$110,048	$451,865	$1,250,185	$1,270,792

	2014	2015	2016	2017	2018	Thereafter	Total
Weighted average fixed interest rate of maturities	8.46%	5.84%	6.28%	6.06%	5.04%	6.87%	6.49%
Average interest rate on variable debt(3)	LIBOR or CDOR + 3.24%	LIBOR or CDOR + 3.27%	LIBOR or CDOR + 3.31%	LIBOR + 3.48%	LIBOR + 3.48%	LIBOR + 3.25%

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2014. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of March 31, 2014, some of our variable-rate debt in mortgages and notes payable was hedged.
(3)	The 30-day CDOR rate was approximately 1.2% at March 31, 2014. The 30-day LIBOR rate was approximately 0.15% at March 31, 2014.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.6 million for the three months ended March 31, 2014. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings—None

Item 1A.	Risk Factors—None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Redemption of Shares and Issuer Purchases of Equity Securities

For the three months ended March 31, 2014, we have outstanding redemption requests of approximately 10.8 million shares. During the three months ended March 31, 2014, approximately 0.1 million shares relating to prior period requests were redeemed and 0.3 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $6.85. The redemption price per share is equal to the current estimated NAV per share of $6.85. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Liquidity and Capital Resources – Common Stock Redemptions.”

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at our estimated value per share on the date the redemption is effected. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. The aggregate amount of funds under the redemption plan will be determined on a quarterly basis in the sole discretion of the Board of Directors, and may be less than but is not expected to exceed the aggregate proceeds from our DRP (subject to a $3.0 million cap which has been established by our board). However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the quarter ended March 31, 2014, we redeemed the following shares (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased in Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
January 1, 2014 through January 31, 2014	—	—	—	—
February 1, 2014 through February 28, 2014	—	—	—	—
March 1, 2014 through March 31, 2014	435	$6.85	435	—	(1)

Total	435	$6.85	435

FOOTNOTE:

(1)	This number represents the additional number of shares which could have been redeemed under the redemption plan during the first quarter without exceeding either of the limitations described above.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the14th day of May, 2014.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.