Form 10-Q
period 2014-06-30
CNL LIFESTYLE PROPERTIES INC
filed 2014-08-13
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock outstanding as of August 8, 2014 was 325,711,683.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands except per share data)

	June 30,	December 31,
	2014	2013
ASSETS

Real estate investment properties, net (including $180,196 and $184,306 related to consolidated variable interest entities, respectively)	$1,804,898	$2,068,973
Assets held for sale, net	328,277	90,794
Investments in unconsolidated entities	130,099	132,324
Cash	121,301	71,574
Mortgages and other notes receivable, net	104,572	117,963
Deferred rent and lease incentives	60,715	57,378
Restricted cash	55,740	51,335
Other assets	52,976	52,310
Intangibles, net	25,937	36,922
Accounts and other receivables, net	25,054	21,080

Total Assets	$2,709,569	$2,700,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $68,369 and $87,095 related to non-recourse debt of consolidated variable interest entities, respectively)	$708,029	$760,192
Senior notes, net of discount	394,587	394,419
Line of credit	152,500	50,000
Other liabilities	94,359	76,816
Accounts payable and accrued expenses	63,390	49,823
Due to affiliates	567	1,025

Total Liabilities	1,413,432	1,332,275

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 349,084 and 345,114 shares issued and 325,713 and 322,627 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	3,257	3,226
Capital in excess of par value	2,867,433	2,846,265
Accumulated deficit	(430,843)	(401,985)
Accumulated distributions	(1,142,142)	(1,073,422)
Accumulated other comprehensive loss	(1,568)	(5,706)

Total Stockholders’ Equity	1,296,137	1,368,378

Total Liabilities and Stockholders’ Equity	$2,709,569	$2,700,653

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:
Rental income from operating leases	$34,524	$30,223	$77,378	$69,693
Property operating revenues	87,308	79,791	138,976	126,594
Interest income on mortgages and other notes receivable	2,946	3,363	6,079	6,782

Total revenues	124,778	113,377	222,433	203,069

Expenses:
Property operating expenses	70,096	66,134	121,100	113,386
Asset management fees to advisor	7,507	9,212	16,078	18,425
General and administrative	5,121	4,962	9,117	8,955
Ground lease and permit fees	2,980	2,468	6,623	6,470
Acquisition fees and costs	1,279	546	2,003	913
Other operating expenses	1,028	1,258	1,791	1,936
Bad debt expense (recovery)	(9)	4,033	997	4,059
Recovery on lease terminations	(741)	—	(741)	—
Loan loss provision	2,520	—	2,520	—
Impairment provision	—	42,451	—	42,451
Depreciation and amortization	31,098	28,837	63,032	57,595

Total expenses	120,879	159,901	222,520	254,190

Operating Income (loss)	3,899	(46,524)	(87)	(51,121)

Other income (expense):
Interest and other income	89	71	91	397
Interest expense and loan cost amortization (includes $404 loss on termination of cash flow hedge for both the quarter and six months ended June 30, 2014)	(19,707)	(16,397)	(38,767)	(32,661)
Loss on extinguishment of debt	(196)	—	(196)	—
Equity in earnings (loss) of unconsolidated entities	(526)	6,159	3,773	5,036

Total other expense	(20,340)	(10,167)	(35,099)	(27,228)

Loss from continuing operations	(16,441)	(56,691)	(35,186)	(78,349)
Income (loss) from discontinued operations (includes $2,613 and $3,027 amortization of loss and loss on termination of cash flow hedges for the quarter and six months ended June 30, 2014, respectively, and $413 and $827 amortization of loss on termination of cash flow hedges for the quarter and six months ended June 30, 2013, respectively)	7,936	1,486	6,328	(155)

Net loss	$(8,505)	$(55,205)	$(28,858)	$(78,504)

Income (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.05)	$(0.18)	$(0.11)	$(0.25)
Discontinued operations	0.02	0.01	0.02	(0.00)

Loss per share	$(0.03)	$(0.17)	$(0.09)	$(0.25)

Weighted average number of shares of common stock outstanding (basic and diluted)	324,197	317,959	323,424	317,175

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(UNAUDITED)

(in thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(8,505)	$(55,205)	$(28,858)	$(78,504)
Other comprehensive income (loss):
Foreign currency translation adjustments	784	(754)	95	(1,214)
Changes in fair value of cash flow hedges:
Amortization of loss and loss on termination of cash flow hedges	3,017	413	3,431	827
Unrealized gain arising during the period	290	1,020	612	1,399

Total other comprehensive income	4,091	679	4,138	1,012

Total comprehensive loss	$(4,414)	$(54,526)	$(24,720)	$(77,492)

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

(UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value			Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value		Accumulated Deficit	Accumulated Distributions

Balance at December 31, 2012	316,371	$3,164	$2,803,346	$(149,446)	$(937,972)	$(7,661)	$1,711,431

Subscriptions received for common stock through distribution reinvestment plan	7,901	79	54,857	—	—	—	54,936

Redemption of common stock	(1,645)	(17)	(11,938)	—	—	—	(11,955)

Net loss	—	—	—	(252,539)	—	—	(252,539)

Distributions, declared and paid ($0.4252 per share)	—	—	—	—	(135,450)	—	(135,450)

Foreign currency translation adjustment	—	—	—	—	—	(1,563)	(1,563)

Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,655	1,655

Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 9)	—	—	—	—	—	1,863	1,863

Balance at December 31, 2013	322,627	$3,226	$2,846,265	$(401,985)	$(1,073,422)	$(5,706)	$1,368,378

Subscriptions received for common stock through distribution reinvestment plan	3,970	40	27,136	—	—	—	27,176

Redemption of common stock	(884)	(9)	(5,968)	—	—	—	(5,977)

Net loss	—	—	—	(28,858)	—	—	(28,858)

Distributions, declared and paid ($0.2126 per share)	—	—	—	—	(68,720)	—	(68,720)

Foreign currency translation adjustment	—	—	—	—	—	95	95

Amortization of loss and loss on termination of cash flow hedges	—	—	—	—	—	3,431	3,431

Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 9)	—	—	—	—	—	612	612

Balance at June 30, 2014	325,713	$3,257	$2,867,433	$(430,843)	$(1,142,142)	$(1,568)	$1,296,137

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2014	2013

Operating activities:
Net cash provided by operating activities	$76,757	$82,165

Investing activities:
Acquistion of properties	(53,050)	(22,000)
Capital expenditures	(44,065)	(38,764)
Proceeds from sale of properties	73,453	11,275
Proceeds from release of collateral on loan payable	—	11,167
Principal payments received on mortgage loans receivable	2,374	4,208
Changes in restricted cash	(4,434)	(11,527)
Other	(450)	(1,065)

Net cash used in investing activities	(26,172)	(46,706)

Financing activities:
Redemptions of common stock	(5,977)	(5,995)
Distributions to stockholders, net of distribution reinvestments	(41,544)	(39,982)
Proceeds under line of credit	102,500	50,000
Proceeds from mortgage loans and other notes payable	50,702	30,000
Principal payments on line of credit	—	(40,000)
Principal payments on mortgage loans and senior notes	(100,145)	(10,260)
Principal payments on capital leases	(2,342)	(1,052)
Payments of entrance fee refunds	(1,257)	—
Payment of loan costs	(2,884)	(749)

Net cash used in financing activities	(947)	(18,038)

Effect of exchange rate fluctuations on cash	89	(73)

Net increase in cash	49,727	17,348

Cash at beginning of period	71,574	73,224

Cash at end of period	$121,301	$90,572

Supplemental disclosure of non-cash investing activities:
Assumption of entrance fee liabilities	$—	$13,800

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

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

As of June 30, 2014, the Company owned 148 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, golf facilities, senior housing, attractions, marinas and additional lifestyle properties. Eight of these 148 properties are owned through unconsolidated joint ventures and three are located in Canada. The Company raises capital through its distribution reinvestment plan (“DRP”) and uses such proceeds to make investments and for other corporate purposes. The Company may make selected asset dispositions and may use such proceeds to retire indebtedness or to invest in other income producing investment opportunities or other permitted investments.

In March 2014, the Company engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist the Company’s management and its Board of Directors in actively evaluating various strategic alternatives to provide liquidity to the Company’s shareholders.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter and six months ended June 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

SIX MONTHS ENDED JUNE 30, 2014

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

Recent Accounting Pronouncements — In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift that have a major effect on the organization’s operations and financial results in operations should be presented as discontinued operations. If the disposal qualifies as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company elected not to early adopt ASU 2014-08 and is currently evaluating the amendments of ASU 2014-08. These amendments are expected to impact the Company’s determinations of which future property disposals, if any, qualify as discontinued operations, as well as require additional disclosures about discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new Accounting Standards Codification (“ASC”) topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, lease contracts). This ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted using one of two retrospective application methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the amendments of ASU 2014-09; however, these amendments could potentially have a significant impact on its consolidated financial position, results of operations or cash flows.

3.	Acquisitions:

During the six months ended June 30, 2014, the Company acquired four senior housing properties for an aggregate purchase price of approximately $53.1 million. These properties are subject to long-term triple net leases with an initial term of 10 years with renewal options. During the six months ended June 30, 2013, the Company acquired one senior housing property for a purchase price of $22.0 million, net of the present value of entrance fees liabilities assumed of approximately $13.8 million. The property is subject to a long-term triple-net lease with an initial term of 20 years with renewal options. The acquisitions during the six months ended June 30, 2014 and 2013 were not considered material to the Company.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

4.	Real Estate Investment Properties, net:

As of June 30, 2014 and December 31, 2013, real estate investment properties consisted of the following (in thousands):

	June 30, 2014	December 31, 2013

Land and land improvements	$641,749	$904,409
Leasehold interests and improvements	274,145	311,560
Buildings	873,395	926,098
Equipment	657,793	692,854
Less: accumulated depreciation and amortization	(642,184)	(765,948)

	$1,804,898	$2,068,973

For the six months ended June 30, 2014 and 2013, the Company had depreciation and amortization expenses of approximately $59.6 million and $54.0 million, respectively, excluding properties that the Company classified as assets held for sale.

5.	Assets Held for Sale, net and Discontinued Operations:

Assets Held for Sale, net — As of December 31, 2013, the Company classified five properties as assets held for sale. In March 2014, the Company approved a plan to sell its golf portfolio, consisting of 48 properties, and one family entertainment center and classified those properties as assets held for sale. In June 2014, the Company signed a purchase and sale agreement to sell its golf portfolio to a third-party buyer and expects to complete the sale by the end of 2014. Also in June 2014, the Company sold its multi-family residential property, which was one of the five properties classified as assets held for sale as of December 31, 2013, and received net sales proceeds of approximately $73.5 million. In connection with the transaction, the Company recorded a loss of approximately $0.1 million. In addition, during the six months ended June 30, 2014, the Company decided to discontinue marketing the sale of its unimproved land and reclassified the unimproved land as held and used. As of June 30, 2014, the Company classified 52 properties as assets held for sale. The following table presents the net carrying value of the properties classified as assets held for sale (in thousands):

	June 30, 2014	December 31, 2013
Real estate investment properties, net
Land and land improvements	$196,780	$40,097
Building and building improvements	104,240	47,989
Equipment	15,848	2,708

	316,868	90,794
Intangibles, net	8,501	—
Accounts and other receivables, net	2,908	—

Total	$328,277	$90,794

Discontinued Operations — The Company classified the revenues and expenses related to all real estate properties sold and all real estate properties considered as assets held for sale, which were not accounted for under the equity method of accounting, as of June 30, 2014, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

5.	Assets Held for Sale, net and Discontinued Operations (Continued):

The following table is a summary of income (loss) from discontinued operations for the quarter and six months ended June 30, 2014 and 2013 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$21,696	$20,720	$39,454	$38,149
Expenses	(10,940)	(11,494)	(20,236)	(21,188)
Impairment provision	(1,150)	—	(4,464)	—
Depreciation and amortization	—	(7,796)	(4,925)	(15,221)

Operating income	9,606	1,430	9,829	1,740
Gain (loss) from sale of properties	(73)	2,080	(70)	2,083
Gain on extinguishment of debt (1)	2,603	—	2,603	—
Other expense (2)	(4,200)	(2,024)	(6,034)	(3,978)

Income (loss) from discontinued operations	$7,936	$1,486	$6,328	$(155)

FOOTNOTES:

(1)	In June 2014, the Company completed the sale of its multi-family residential property and used the net sales proceeds to retire the corresponding loan which resulted in a gain on extinguishment of debt.
(2)	Amounts include amortization of loss and loss on termination of cash flow hedge of approximately $2.6 million and $3.0 million for the quarter and six months ended June 30, 2014, respectively. In addition, amounts include amortization of loss on termination of cash flow hedge of approximately $0.4 million and $0.8 million for the quarter and six months ended June 30, 2013, respectively. See Note 9. “Derivative Instruments and Hedging Activities” for additional information.

6.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs — The Company has four wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to potential future buy-out options held by the respective tenants. Three tenants’ buy-out options are currently exercisable but the tenants have not elected to do so. The fourth tenant’s buy-out option will be exercisable in July 2018. The four buy-out options expire between July 2020 through March 2030. In addition, two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying unaudited condensed consolidated financial statements.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	June 30, 2014	December 31, 2013
Assets
Real estate investment properties, net	$180,196	$184,306
Other assets	$27,740	$29,075
Liabilities
Mortgages and other notes payable	$68,369	$87,095
Other liabilities	$15,043	$13,214

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities, which totaled approximately $124.5 million and $113.1 million as of June 30, 2014 and December 31, 2013, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities — As of June 30, 2014, the Company holds ownership in two ventures, the DMC Partnership and the Intrawest Venture. Of these, the Intrawest Venture was deemed a VIE in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partner in the Intrawest Joint Venture, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is limited to the carrying amount of its investment in the venture, which totaled approximately $22.9 million and $25.2 million as of June 30, 2014 and December 31, 2013, respectively.

The Intrawest Venture is working with the Canada Revenue Authority to resolve matters related to one of its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $14.6 million. However, the Intrawest Venture believes the more likely than not resolution will be approximately $1.4 million. As such, an accrual of $1.4 million has been reflected in the financial information of the Intrawest Venture.

In June 2014, the Intrawest Venture decided to discontinue marketing for sale six of its seven village retail properties. As a result, the properties no longer met the asset held for sale criteria and were reclassified as held and used at the lower of adjusted carrying value (carrying value of the properties prior to being classified as held for sale adjusted for any depreciation and/or amortization expense that would have been recognized had the properties been continuously classified as held and used) or its fair value at the date of the subsequent decision not to sell. As of June 30, 2014, the adjusted carrying value was determined to be the lower, as such, the Intrawest Venture recorded an adjustment representing the catch up in depreciation and amortization expenses that would have been recognized had the properties been continuously classified as held and used. The seventh village retail property continues to be marketed for sale and the Intrawest Venture expects to complete the sale by the end of 2014.

The following tables present financial information for the Company’s unconsolidated entities for the quarter and six months ended June 30, 2014 and 2013 (in thousands):

Summarized operating data:

	Quarter Ended June 30, 2014
	DMC Partnership	Intrawest Venture		Total

Revenues	$6,869	$4,152		$11,021
Property operating expenses	(93)	(2,489)		(2,582)
Depreciation and amortization	(2,250)	(4,337)		(6,587)
Interest expense	(1,918)	(1,296)		(3,214)

Income (loss) from continuing operations	2,608	(3,970)		(1,362)
Discontinued operations (3)	—	375		375

Net income (loss)	$2,608	$(3,595)		$(987)

Loss allocable to other venture partners (1)	$(220)	$(402	) (2)	$(622)

Income (loss) allocable to the Company (1)	$2,828	$(3,193)		$(365)
Amortization of capitalized costs	(108)	(53)		(161)

Equity in earnings (loss) of unconsolidated entities	$2,720	$(3,246)		$(526)

Distributions declared to the Company	$2,829	$492		$3,321

Distributions received by the Company	$2,797	$658		$3,455

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

	Quarter Ended June 30, 2013
	DMC Partnership	Intrawest Venture		CNLSun I Venture (4)	CNLSun II Venture (4)	CNLSun III Venture (4)	Total

Revenues	$6,870	$4,465		$36,114	$10,021	$10,714	$68,184
Property operating expenses	(84)	(2,378)		(23,080)	(6,550)	(7,251)	(39,343)
Depreciation and amortization	(2,251)	—		(5,407)	(1,136)	(1,426)	(10,220)
Interest expense	(1,979)	(1,178)		(8,117)	(902)	(1,464)	(13,640)
Interest and other income (expense)	1	(227)		8	—	—	(218)

Income (loss) from continuing operations	2,557	682		(482)	1,433	573	4,763
Discontinued operations (3)	—	454		—	—	—	454

Net income (loss)	$2,557	$1,136		$(482)	$1,433	$573	$5,217

Income (loss) allocable to other venture partners (1)	$(271)	$(403	) (2)	$(1,761)	$455	$(84)	$(2,064)

Income (loss) allocable to the Company (1)	$2,828	$1,539		$1,279	$978	$657	$7,281
Amortization of capitalized costs	(109)	(59)		(652)	(216)	(86)	(1,122)

Equity in earnings of unconsolidated entities	$2,719	$1,480		$627	$762	$571	$6,159

Distributions declared to the Company	$2,829	$749		$3,920	$522	$835	$8,855

Distributions received by the Company	$2,797	$770		$3,878	$517	$825	$8,787

	Six Months Ended June 30, 2014
	DMC Partnership	Intrawest Venture		Total

Revenues	$14,779	$8,601		$23,380
Property operating expenses	(264)	(4,730)		(4,994)
Depreciation and amortization	(4,452)	(4,337)		(8,789)
Interest expense	(3,834)	(2,409)		(6,243)

Income (loss) from continuing operations	6,229	(2,875)		3,354
Discontinued operations (3)	—	546		546

Net income (loss)	$6,229	$(2,329)		$3,900

Income (loss) allocable to other venture partners (1)	$604	$(799	) (2)	$(195)

Income (loss) allocable to the Company (1)	$5,625	$(1,530)		$4,095

Amortization of capitalized costs	(216)	(106)		(322)

Equity in earnings (loss) of unconsolidated entities	$5,409	$(1,636)		$3,773

Distributions declared to the Company	$5,626	$1,150		$6,776

Distributions received by the Company	$5,656	$919		$6,575

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

6.	Variable Interest and Unconsolidated Entities (Continued):

	Six Months Ended June 30, 2013
	DMC Partnership	Intrawest Venture		CNLSun I Venture (4)	CNLSun II Venture (4)	CNLSun III Venture (4)	Total

Revenues	$14,322	$8,925		$71,287	$19,654	$21,549	$135,737
Property operating expenses	(244)	(4,712)		(45,999)	(15,439)	(14,609)	(81,003)
Depreciation and amortization	(4,549)	—		(10,994)	(2,244)	(2,874)	(20,661)
Interest expense	(3,950)	(2,357)		(16,154)	(2,057)	(2,928)	(27,446)
Interest and other income (expense)	3	(395)		20	—	—	(372)

Income (loss) from continuing operations	5,582	1,461		(1,840)	(86)	1,138	6,255
Discontinued operations (3)	—	619		—	—	—	619

Net income (loss)	$5,582	$2,080		$(1,840)	$(86)	$1,138	$6,874

Income (loss) allocable to other venture partners (1)	$(44)	$(799	) (2)	$(1,341)	$(8)	$1,788	$(404)

Income (loss) allocable to the Company (1)	$5,626	$2,879		$(499)	$(78)	$(650)	$7,278
Amortization of capitalized costs	(217)	(117)		(1,305)	(431)	(172)	(2,242)

Equity in earnings (loss) of unconsolidated entities	$5,409	$2,762		$(1,804)	$(509)	$(822)	$5,036

Distributions declared to the Company	$5,626	$1,118		$7,797	$1,039	$1,660	$17,240

Distributions received by the Company	$5,649	$1,459		$7,830	$1,045	$4,130	$20,113

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its partnership using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)	This amount includes the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.
(3)	This amount represents the one village retail property that remains classified as an asset held for sale.
(4)	In July 2013, the Company completed the sale of its interest in 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III ventures.

As of June 30, 2014 and December 31, 2013, the Company’s share of partners’ capital determined under HLBV was approximately $122.3 million and $124.9 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $7.8 million and $7.4 million, respectively.

7.	Mortgages and Other Notes Receivable, net:

In April 2014, the Company foreclosed on an attractions property that served as collateral on one of its mortgage notes receivable. The net carrying value of the collateral was $7.9 million, which approximated the carrying value of the loan.

In December 2013, the Company recorded a loan loss provision in anticipation of restructuring one of its notes receivable, which was collateralized by a ski property, as a result of the borrower having financial difficulties. In April 2014, the Company completed the restructure which reduced the fixed interest rates with a cap of 11% to a fixed interest rate of 6.5% through end of 2014 and 7% from January 2015 through December 2018. In addition, the maturity date was accelerated from September 2022 to a new maturity date of December 2018. The loan requires interest only payments with principal payment at maturity. The modification is effective as of September 1, 2013.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

7.	Mortgages and Other Notes Receivable, net (continued):

In June 2014, the Company recorded a loan loss provision of approximately $2.5 million on one of its mortgage and other notes receivable as a result of uncertainty related to the collectability of the note receivable.

The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $100.2 million and $112.2 million as of June 30, 2014 and December 31, 2013, respectively, based on discounted cash flows for each individual instrument based on market interest rates as of June 30, 2014 and December 31, 2013, respectively. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts and other receivables approximates the carrying value as of June 30, 2014 and December 31, 2013 because of the relatively short maturities of the obligations.

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

In June 2014, the Company repaid two of its loans with an aggregate outstanding principal balance of $84.7 million with the net sales proceeds received from selling its multi-family residential property and proceeds from its revolving line of credit. Also, in June 2014, the Company funded the acquisition of three senior housing properties through its revolving line of credit. As of June 30, 2014, the Company’s revolving line of credit had an outstanding principal balance of $152.5 million.

In June 2014, the Company extended the maturity date of its collateralized bridge loan from June 30, 2014 to December 20, 2014 and paid an extension fee of 0.25%. Simultaneously with exercising its extension option, the Company repaid $7.0 million of the principal balance. As of June 30, 2014, the total outstanding principal balance was approximately $105.0 million.

Certain of the Company’s loans require the Company to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total assets ratio and limitations on distributions except as required to maintain the Company’s REIT status. In addition, under the terms of the indenture governing our senior notes which place certain limitations on the Company and certain of its subsidiaries, cash distributions may not exceed 95% of the adjusted funds from operations as defined. The Company was in compliance with all applicable provisions as of June 30, 2014.

The estimated fair values of mortgages and other notes payable and the line of credit were approximately $860.3 million and $803.7 million as of June 30, 2014 and December 31, 2013, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair values of the senior notes was approximately $417.4 million and $410.4 million as of June 30, 2014 and December 31, 2013, respectively, based on prices traded for similar or identical instruments in active or inactive markets and is categorized as level 2 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of June 30, 2014 and December 31, 2013 because of the relatively short maturities of the obligations.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

9.	Derivative Instruments and Hedging Activities (Continued):

As of December 31, 2013, the Company had five interest rate swaps that were designed as cash flow hedges of interest payments from their inception. During the six months ended June 30, 2014, two of the loans were paid in full and the corresponding interest rate swaps with an aggregate notional amount of approximately $84.7 million were terminated. As a result, the ineffective portion of the change in fair value resulting from the termination of hedges included in other comprehensive loss in the accompanying condensed consolidated balance sheets was reclassified to interest expense and loan cost amortization in the accompanying condensed consolidated statements of operations in both income (loss) from continuing and discontinued operations for the six months ended June 30, 2014. As of June 30, 2014, the Company had three interest rate swaps. The fair value of the Company’s derivative financial instruments is included in other liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

The following table summarizes the gross and net amounts of the Company’s derivative financial instruments (in thousands):

		As of June 30, 2014			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount

$8,577		$(776)	$—	$(776)	$(776)	$—	$(776)
$16,352	(1)	$(109)	$—	$(109)	$(109)	$—	$(109)
$15,000		$(419)	$—	$(419)	$(419)	$—	$(419)

		As of December 31, 2013			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount

$61,042		$(1,748)	$—	$(1,748)	$(1,748)	$—	$(1,748)
$8,746		$(743)	$—	$(743)	$(743)	$—	$(743)
$16,603	(1)	$(233)	$—	$(233)	$(233)	$—	$(233)
$15,450		$(524)	$—	$(524)	$(524)	$—	$(524)
$24,811		$(446)	$—	$(446)	$(446)	$—	$(446)

FOOTNOTE:

(1)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.4%. The notional amount has been converted from Canadian dollars to U.S. dollars at an exchange rate of 0.94 Canadian dollars for $1.00 U.S. dollar on June 30, 2014 and December 31, 2013.

As of June 30, 2014, the Company’s remaining three hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

10.	Fair Value Measurements:

The Company had 52 investment properties that were classified as assets held for sale and carried at fair value less estimated costs to sell as of June 30, 2014. In addition, the Company had 48 investment properties carried at fair value less estimated costs to sell as of December 31, 2013. The level 3 unobservable inputs used in determining the fair value of the real estate properties include comparable sales transactions, information from potential buyers and management’s estimated cash flows over various holding periods, discounted using a range of estimated capitalization rates. The fair value of 52 properties, which approximates 100% of the assets held for sale as of June 30, 2014, was derived based upon information received from potential buyers.

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

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of June 30, 2014 and December 31, 2013, as follows (in thousands):

	Fair Value Measurement as of June 30, 2014	Level 1	Level 2	Level 3

Assets:
Assets held for sale carried at fair value	$328,277	$—	$—	$328,277

Liabilities:
Derivative instruments	$1,304	$—	$1,304	$—

	Fair Value Measurement as of December 31, 2013	Level 1	Level 2	Level 3

Assets:
Assets held for sale carried at fair value	$90,794	$—	$—	$90,794

Real estate investment properties, net carried at fair value	$304,703	$—	$—	$304,703

Liabilities:
Derivative instruments	$3,694	$—	$3,694	$—

11.	Related Party Arrangements:

In March 2014, the Company’s Advisor amended its advisory agreement, effective April 1, 2014, to eliminate all acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce asset management fees to 0.075% monthly (or 0.90% annually) of invested assets. The Company’s Advisor will consider further reductions in the asset management fees if the Company has not materially begun to execute an exit event or events before April 1, 2015.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

11.	Related Party Arrangements (Continued):

For the quarters and six months ended June 30, 2014 and 2013, respectively, the Advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Acquisition fees:
Acquisition fees from distribution reinvestment plan (1)	$—	$319	$319	$641
Acquisition fees from debt proceeds (2)	—	—	1,521	234

Total	—	319	1,840	875

Asset management fees (3)	7,507	9,212	16,078	18,425

Reimbursable expenses: (4)
Acquisition costs	61	76	138	143
Operating expenses	1,791	1,994	3,503	3,680

Total	1,852	2,070	3,641	3,823

Total fees earned and reimbursable expenses	$9,359	$11,601	$21,559	$23,123

FOOTNOTES:

(1)	Amounts are recorded as acquisition fees and costs in the accompanying unaudited condensed consolidated statements of operations. Effective April 1, 2014, the Advisor eliminated this fee going forward.
(2)	Amounts are recorded as loan costs and are included as part of other assets in the accompanying unaudited condensed consolidated balance sheets. Effective April 1, 2014, the Advisor eliminated this fee going forward.
(3)	Amounts are recorded as asset management fees to Advisor in the accompanying unaudited condensed consolidated statements of operations.
(4)	Amounts representing acquisition costs are recorded as part of acquisition fees and costs in the accompanying condensed consolidated statements of operations. Amounts representing operating expenses are recorded as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	June 30, 2014	December 31, 2013
Due to the Advisor and its affiliates:
Operating expenses	$558	$671
Acquisition fees and expenses	9	354

Total	$567	$1,025

The Company also maintains accounts at a bank in which the Company’s chairman serves as a director. The Company had deposits at that bank of approximately $13.8 million and $8.6 million as of June 30, 2014 and December 31, 2013, respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

12.	Stockholders’ Equity:

Distribution Reinvestment Plan — For the six months ended June 30, 2014, the Company received aggregate proceeds of approximately $27.2 million (representing 4.0 million shares) through its DRP.

Distributions — For the six months ended June 30, 2014, the Company declared and paid distributions of approximately $68.7 million ($0.2126 per share).

Redemption of Shares — The aggregate amount of funds under the redemption plan will be determined on a quarterly basis in the sole discretion of the Company’s board of directors, and may be less than but is not expected to exceed the aggregate proceeds from the Company’s DRP (subject to a $3.0 million quarterly cap which has been established by the Company’s board of directors).

In March 2014, the Company’s Board approved a revised estimated net asset value (“NAV”) of $6.85 per share as of December 31, 2013 and redemptions were processed at that price effective March 2014. Prior to March 2014, the Company’s redemption plan provided for redemptions of its common stock at prices ranging between 92.5% and 100.0% of its current estimated NAV per share, depending on the length of time that the shares were owned. In March 2014, the Company’s Board approved the Fourth Amended and Restated Redemption Plan which discontinued the tiered redemption price structure and permitted shares that have been held for at least one year to be submitted for redemption at an amount equal to the Company’s NAV per share as of the redemption date. The following details the Company’s redemptions for the six months ended June 30, 2014 (in thousands, except per share data):

2014 Quarters	First	Second	Year-To-Date

Requests in queue	10,547	10,798	10,547
Redemptions requested	778	864	1,642
Shares redeemed:
Prior period requests	(135)	(80)	(215)
Current period requests	(300)	(369)	(669)

Adjustments (1)	(92)	(404)	(496)

Pending redemption requests (2)	10,798	10,809	10,809

Average price paid per share	$6.85	$6.85	$6.85

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

13.	Supplemental Condensed Consolidating Financial Statements:

The Company had issued senior obligations which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

The following summarizes the Company’s unaudited condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, statement of operations, statement of comprehensive income (loss) and statement of cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

Condensed Consolidating Balance Sheet:

	As of June 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$536,361	$1,268,537	$—	$1,804,898
Assets held for sale, net	—	322,346	5,931		328,277
Investments in unconsolidated entities	—	130,099	—	—	130,099
Investments in subsidiaries	1,629,289	1,310,315	1,885,233	(4,824,837)	—
Cash	60,725	32,188	28,388	—	121,301
Mortgages and other notes receivable, net	—	49,130	101,135	(45,693)	104,572
Deferred rent and lease incentives	—	29,669	31,046	—	60,715
Restricted cash	68	26,668	29,004	—	55,740
Other assets	12,007	21,560	19,409	—	52,976
Intangibles, net	—	9,358	16,579	—	25,937
Accounts and other receivables, net	—	8,987	16,067	—	25,054

Total Assets	$1,702,089	$2,476,681	$3,401,329	$(4,870,530)	$2,709,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$280,012	$472,640	$(44,623)	$708,029
Senior notes, net of discount	394,587	—	—	—	394,587
Line of credit	—	152,500	—	—	152,500
Other liabilities	—	42,925	51,434	—	94,359
Accounts payable and accrued expenses	10,844	25,197	28,419	(1,070)	63,390
Due to affiliates	521	23	23	—	567

Total Liabilities	405,952	500,657	552,516	(45,693)	1,413,432

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share		—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,257	—	—	—	3,257
Capital in excess of par value	2,867,433	6,361,641	8,951,600	(15,313,241)	2,867,433
Accumulated earnings (deficit)	(430,843)	85,373	37,656	(123,029)	(430,843)
Accumulated distributions	(1,142,142)	(4,470,990)	(6,138,875)	10,609,865	(1,142,142)
Accumulated other comprehensive loss	(1,568)	—	(1,568)	1,568	(1,568)

	1,296,137	1,976,024	2,848,813	(4,824,837)	1,296,137

Total Liabilities and Stockholders’ Equity	$1,702,089	$2,476,681	$3,401,329	$(4,870,530)	$2,709,569

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Balance Sheet:

	As of December 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS

Real estate investment properties, net	$—	$846,914	$1,222,059	$—	$2,068,973
Assets held for sale, net	—	6,106	84,688	—	90,794
Investments in unconsolidated entities	—	132,324	—	—	132,324
Investments in subsidiaries	1,726,328	1,150,443	1,865,714	(4,742,485)	—
Cash	37,668	15,671	18,235	—	71,574
Mortgages and other notes receivable, net	—	45,947	114,469	(42,453)	117,963
Deferred rent and lease incentives	—	29,839	27,539	—	57,378
Restricted cash	33	26,595	24,707	—	51,335
Other assets	11,355	15,829	25,126	—	52,310
Intangibles, net	—	18,094	18,828	—	36,922
Accounts and other receivables, net	—	12,241	8,839	—	21,080

Total Assets	$1,775,384	$2,300,003	$3,410,204	$(4,784,938)	$2,700,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$246,295	$555,433	$(41,536)	$760,192
Senior notes, net of discount	394,419	—	—	—	394,419
Line of credit	—	50,000	—	—	50,000
Other liabilities	—	33,447	43,369	—	76,816
Accounts payable and accrued expenses	11,584	13,526	25,630	(917)	49,823
Due to affiliates	1,003	8	14	—	1,025

Total Liabilities	407,006	343,276	624,446	(42,453)	1,332,275

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,226	—	—	—	3,226
Capital in excess of par value	2,846,265	6,027,607	8,700,131	(14,727,738)	2,846,265
Accumulated earnings (deficit)	(401,985)	58,777	9,853	(68,630)	(401,985)
Accumulated distributions	(1,073,422)	(4,129,657)	(5,918,520)	10,048,177	(1,073,422)
Accumulated other comprehensive loss	(5,706)	—	(5,706)	5,706	(5,706)

	1,368,378	1,956,727	2,785,758	(4,742,485)	1,368,378

Total Liabilities and Stockholders’ Equity	$1,775,384	$2,300,003	$3,410,204	$(4,784,938)	$2,700,653

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Quarter Ended June 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$12,776	$21,748	$—	$34,524
Property operating revenues	—	27,119	60,189	—	87,308
Interest income on mortgages and other notes receivable	—	1,200	2,873	(1,127)	2,946

Total revenues	—	41,095	84,810	(1,127)	124,778

Expenses:
Property operating expenses	—	20,385	49,711	—	70,096
Asset management fees to advisor	7,507	—	—	—	7,507
General and administrative	3,896	139	1,086	—	5,121
Ground lease and permit fees	—	1,858	1,122	—	2,980
Acquisition fees and costs	1,279	—	—	—	1,279
Other operating expenses	411	318	299	—	1,028
Bad debt expense (recovery)	—	2	(11)	—	(9)
Loss (recovery) on lease terminations	—	(1,037)	296	—	(741)
Loan loss provision	—	—	2,520	—	2,520
Depreciation and amortization	—	9,275	21,823	—	31,098

Total expenses	13,093	30,940	76,846	—	120,879

Operating income (loss)	(13,093)	10,155	7,964	(1,127)	3,899

Other income (expense):
Interest and other income	4	71	14	—	89
Interest expense and loan cost amortization (includes $404 loss on termination of cash flow hedge)	(7,895)	(4,679)	(8,260)	1,127	(19,707)
Loss on extinguishment of debt	—	—	(196)	—	(196)
Equity in loss of unconsolidated entities	—	(526)	—	—	(526)
Equity in earnings (loss), intercompany	12,479	14,176	29,941	(56,596)	—

Total other income (expense)	4,588	9,042	21,499	(55,469)	(20,340)

Income (loss) from continuing operations	(8,505)	19,197	29,463	(56,596)	(16,441)
Income from discontinued operations (includes ($2,613 amortization of loss and loss on termination of cash flow hedges)	—	7,222	714	—	7,936

Net income (loss)	$(8,505)	$26,419	$30,177	$(56,596)	$(8,505)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Quarter Ended June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$14,882	$15,341	$—	$30,223
Property operating revenues	—	20,938	58,853	—	79,791
Interest income on mortgages and other notes receivable	—	1,140	3,285	(1,062)	3,363

Total revenues	—	36,960	77,479	(1,062)	113,377

Expenses:
Property operating expenses	—	16,686	49,448	—	66,134
Asset management fees to advisor	9,212	—	—	—	9,212
General and administrative	4,432	287	243	—	4,962
Ground lease and permit fees	—	1,463	1,005	—	2,468
Acquisition fees and costs	546	—	—	—	546
Other operating expenses	318	106	834	—	1,258
Bad debt expense	—	2,207	1,826	—	4,033
Impairment provision	—	42,451	—	—	42,451
Depreciation and amortization	—	9,539	19,298	—	28,837

Total expenses	14,508	72,739	72,654	—	159,901

Operating income (loss)	(14,508)	(35,779)	4,825	(1,062)	(46,524)

Other income (expense):
Interest and other income (expense)	110	31	(70)	—	71
Interest expense and loan cost amortization	(7,847)	(3,809)	(5,803)	1,062	(16,397)
Equity in earnings of unconsolidated entities	—	6,159		—	6,159
Equity in earnings (loss), intercompany	(32,960)	5,699	(25,119)	52,380	—

Total other income (expense)	(40,697)	8,080	(30,992)	53,442	(10,167)

Income (loss) from continuing operations	(55,205)	(27,699)	(26,167)	52,380	(56,691)
Income (loss) from discontinued operations (includes $413 amortization of loss on termination of cash flow hedges)	—	2,161	(675)	—	1,486

Net income (loss)	$(55,205)	$(25,538)	$(26,842)	$52,380	$(55,205)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Six Months Ended June 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$28,944	$48,434	$—	$77,378
Property operating revenues	—	30,310	108,666	—	138,976
Interest income on mortgages and other notes receivable	—	2,385	5,933	(2,239)	6,079

Total revenues	—	61,639	163,033	(2,239)	222,433

Expenses:
Property operating expenses	—	28,779	92,321	—	121,100
Asset management fees to advisor	16,078	—	—	—	16,078
General and administrative	7,274	364	1,479	—	9,117
Ground lease and permit fees	—	3,756	2,867	—	6,623
Acquisition fees and costs	2,003	—	—	—	2,003
Other operating expenses	422	526	843	—	1,791
Bad debt expense	—	2	995	—	997
Loss on lease terminations	—	(1,037)	296	—	(741)
Loan loss provision	—	—	2,520	—	2,520
Depreciation and amortization	—	19,117	43,915	—	63,032

Total expenses	25,777	51,507	145,236	—	222,520

Operating income (loss)	(25,777)	10,132	17,797	(2,239)	(87)

Other income (expense):
Interest and other income (expense)	11	153	(73)	—	91
Interest expense and loan cost amortization (includes $404 loss on termination of cash flow hedge)	(15,798)	(8,401)	(16,807)	2,239	(38,767)
Loss on extinguishment of debt	—	—	(196)	—	(196)
Equity in earnings of unconsolidated entities	—	3,773	—	—	3,773
Equity in earnings (loss), intercompany	12,706	16,008	25,685	(54,399)	—

Total other income (expense)	(3,081)	11,533	8,609	(52,160)	(35,099)

Income (loss) from continuing operations	(28,858)	21,665	26,406	(54,399)	(35,186)
Income from discontinued operations (includes ($3,027 amortization of loss and loss on termination of cash flow hedges)	—	4,931	1,397	—	6,328

Net income (loss)	$(28,858)	$26,596	$27,803	$(54,399)	$(28,858)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Six Months Ended June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$33,541	$36,152	$—	$69,693
Property operating revenues	—	21,410	105,184	—	126,594
Interest income on mortgages and other notes receivable	—	2,181	6,630	(2,029)	6,782

Total revenues	—	57,132	147,966	(2,029)	203,069

Expenses:
Property operating expenses	—	23,262	90,124	—	113,386
Asset management fees to advisor	18,425	—	—	—	18,425
General and administrative	7,931	379	645	—	8,955
Ground lease and permit fees	—	3,575	2,895	—	6,470
Acquisition fees and costs	913	—	—	—	913
Other operating expenses	491	—	1,445	—	1,936
Bad debt expense	—	2,214	1,845	—	4,059
Impairment provision	—	42,451	—	—	42,451
Depreciation and amortization	—	19,189	38,406	—	57,595

Total expenses	27,760	91,070	135,360	—	254,190

Operating income (loss)	(27,760)	(33,938)	12,606	(2,029)	(51,121)

Other income (expense):
Interest and other income (expense)	115	384	(102)	—	397
Interest expense and loan cost amortization	(15,704)	(7,812)	(11,174)	2,029	(32,661)
Equity in earnings of unconsolidated entities	—	5,036		—	5,036
Equity in earnings (loss), intercompany	(35,155)	8,337	(27,751)	54,569	—

Total other income (expense)	(50,744)	5,945	(39,027)	56,598	(27,228)

Income (loss) from continuing operations	(78,504)	(27,993)	(26,421)	54,569	(78,349)
Income (loss) from discontinued operations (includes $827 amortization of loss on termination of cash flow hedges)	—	1,128	(1,283)	—	(155)

Net income (loss)	$(78,504)	$(26,865)	$(27,704)	$54,569	$(78,504)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Other Comprehensive Income (Loss):

	For the Quarter Ended June 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(8,505)	$26,419	$30,177	$(56,596)	$(8,505)

Other comprehensive income (loss):
Foreign currency translation adjustments	784	—	784	(784)	784
Changes in fair value of cash flow hedges:
Amortization of loss and loss on termination of cash flow hedges	3,017	—	3,017	(3,017)	3,017
Unrealized gain (loss) arising during the period	290	—	290	(290)	290

Total other comprehensive income (loss)	4,091	—	4,091	(4,091)	4,091

Comprehensive income (loss)	$(4,414)	$26,419	$34,268	$(60,687)	$(4,414)

	For the Quarter Ended June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(55,205)	$(25,538)	$(26,842)	$52,380	$(55,205)

Other comprehensive income (loss):
Foreign currency translation adjustments	(754)	—	(754)	754	(754)
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	413	—	413	(413)	413
Unrealized gain (loss) arising during the period	1,020	—	1,020	(1,020)	1,020

Total other comprehensive income (loss)	679	—	679	(679)	679

Comprehensive income (loss)	$(54,526)	$(25,538)	$(26,163)	$51,701	$(54,526)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Other Comprehensive Income (Loss):

	For the Six Months Ended June 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(28,858)	$26,596	$27,803	$(54,399)	$(28,858)

Other comprehensive income (loss):
Foreign currency translation adjustments	95	—	95	(95)	95
Changes in fair value of cash flow hedges:
Amortization of loss and loss on termination of cash flow hedges	3,431	—	3,431	(3,431)	3,431
Unrealized gain (loss) arising during the period	612	—	612	(612)	612

Total other comprehensive income (loss)	4,138	—	4,138	(4,138)	4,138

Comprehensive income (loss)	$(24,720)	$26,596	$31,941	$(58,537)	$(24,720)

	For the Six Months Ended June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(78,504)	$(26,865)	$(27,704)	$54,569	$(78,504)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,214)	—	(1,214)	1,214	(1,214)
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	827	—	827	(827)	827
Unrealized gain (loss) arising during the period	1,399	—	1,399	(1,399)	1,399

Total other comprehensive income (loss)	1,012	—	1,012	(1,012)	1,012

Comprehensive income (loss)	$(77,492)	$(26,865)	$(26,692)	$53,557	$(77,492)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Six Months Ended June 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(42,915)	$58,571	$61,101	$—	$76,757

Investing activities:
Acquisition of property	—	—	(53,050)	—	(53,050)
Capital expenditures	—	(19,768)	(24,297)	—	(44,065)
Proceeds from sale of properties	—	—	73,453	—	73,453
Principal payments received on mortgage loans receivable	—	29	2,345	—	2,374
Changes in restricted cash	(35)	(73)	(4,326)	—	(4,434)
Other	(494)	7	37	—	(450)
Intercompany investing	114,022	—	—	(114,022)	—

Net cash provided by (used in) investing activities	113,493	(19,805)	(5,838)	(114,022)	(26,172)

Financing activities:
Redemptions of common stock	(5,977)	—	—	—	(5,977)
Distributions to stockholders, net of reinvestments	(41,544)	—	—	—	(41,544)
Proceeds under line of credit	—	102,500	—	—	102,500
Proceeds from mortgage loans and other notes payable	—	40,000	10,702	—	50,702
Principal payments on mortgage loans and senior notes	—	(2,775)	(97,370)	—	(100,145)
Principal payments on capital leases	—	(1,722)	(620)	—	(2,342)
Payment of entrance fee refunds	—	—	(1,257)	—	(1,257)
Payment of loan costs	—	(2,348)	(536)	—	(2,884)
Intercompany financing	—	(157,904)	43,882	114,022	—

Net cash provided by (used in) financing activities	(47,521)	(22,249)	(45,199)	114,022	(947)

Effect of exchange rate fluctuation on cash	—	—	89	—	89

Net increase in cash	23,057	16,517	10,153	—	49,727
Cash at beginning of period	37,668	15,671	18,235	—	71,574

Cash at end of period	$60,725	$32,188	$28,388	$—	$121,301

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

13.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Six Months Ended June 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(41,714)	$66,180	$57,699	$—	$82,165

Investing activities:
Acquisition and deposits on real estate investments	—	—	(22,000)	—	(22,000)
Capital expenditures	—	(16,359)	(22,405)	—	(38,764)
Proceeds from sale of properties	—	11,600	(325)	—	11,275
Proceeds from release of collateral on loan payable	—	—	11,167	—	11,167
Principal payments received on mortgage loans receivable	—	23	4,185	—	4,208
Changes in restricted cash	36	(6,271)	(5,292)	—	(11,527)
Other	(750)	—	(315)	—	(1,065)
Intercompany investing	84,738	—	—	(84,738)	—

Net cash provided by (used in) investing activities	84,024	(11,007)	(34,985)	(84,738)	(46,706)

Financing activities:
Redemptions of common stock	(5,995)	—	—	—	(5,995)
Distributions to stockholders, net of reinvestments	(39,982)	—	—	—	(39,982)
Proceeds under line of credit	—	50,000	—	—	50,000
Proceeds from mortgage loans and other notes payable	—	—	30,000	—	30,000
Principal payments on line of credit	—	(40,000)	—	—	(40,000)
Principal payments on mortgage loans and senior notes	—	(5,930)	(4,330)	—	(10,260)
Principal payments on capital leases	—	(264)	(788)	—	(1,052)
Payment of loan costs	—	—	(749)	—	(749)
Intercompany financing	—	(48,763)	(35,975)	84,738	—

Net cash provided by (used in) financing activities	(45,977)	(44,957)	(11,842)	84,738	(18,038)

Effect of exchange rate fluctuation on cash	—	—	(73)	—	(73)

Net increase (decrease) in cash	(3,667)	10,216	10,799	—	17,348
Cash at beginning of period	39,219	14,125	19,880	—	73,224

Cash at end of period	$35,552	$24,341	$30,679	$—	$90,572

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

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

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the six months ended June 30, 2014 and 2013 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2013. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.

Cautionary Note Regarding Forward-Looking Statements

Statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; failure to successfully manage growth or integrate acquired properties and operations; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to maintain the Company’s REIT qualification; and the Company’s inability to protect its intellectual property and the value of its brand. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, the Company’s quarterly reports on Form 10-Q, and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at www.cnllifestylereit.com.

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

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. As of August 8, 2014, we had 151 lifestyle properties of which 53 properties (52 consolidated properties and one unconsolidated property held through one joint venture) are classified as held for sale. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 25% in ski and mountain lifestyle, 19% in golf, 19% in senior housing, 22% in attractions, 6% in marinas and 9% in additional lifestyle properties.

As a mature real estate investment trust (“REIT”), a significant focus is to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. We are evaluating each of our properties on a rigorous and ongoing basis and in an effort to optimize and enhance the value of our assets, and we may consider selling certain properties in preparation for an exit strategy on or before December 31, 2015. In March 2014, we engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist management and our board of directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the listing of our common stock. To the extent we determine to sell certain assets, we will evaluate these assets for impairment in accordance with our accounting policy. We anticipate that proceeds from any future sales will be used to retire indebtedness, invest in new assets or to enhance existing assets. We have and may continue to reposition certain assets by making strategic tenant or operator changes for properties that we believe will benefit from a new operator based on specific expertise or geographic concentrations that a particular operator possesses. In June 2014, we signed a purchase and sale agreement to sell our golf portfolio, consisting of 48 properties, to a third-party buyer. We expect to complete the sale by end of 2014.

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

	Number of Properties	Quarter Ended June 30,
		2014		2013		Increase/(Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	17	$39,340	$(13,485)	$34,913	$(17,412)	12.7%	22.6%
Golf	48	46,031	13,151	46,383	13,025	–0.8%	1.0%
Attractions	21	80,502	19,466	74,236	16,047	8.4%	21.3%
Senior housing	20	17,690	5,480	17,124	5,675	3.3%	–3.4%
Marinas	17	9,212	3,162	9,429	3,187	–2.3%	–0.8%

	123	$192,775	$27,774	$182,085	$20,522	5.9%	35.3%

	Number of Properties	Six Months Ended June 30,
		2014		2013		Increase/(Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	17	$280,919	$96,810	$291,159	$102,481	–3.5%	–5.5%
Golf	48	80,039	22,156	80,723	22,063	–0.8%	0.4%
Attractions	21	103,230	10,872	95,347	6,292	8.3%	72.8%
Senior housing	20	34,952	10,698	33,799	11,150	3.4%	–4.1%
Marinas	17	14,501	4,426	15,475	5,326	–6.3%	–16.9%

	123	$513,641	$144,962	$516,503	$147,312	–0.6%	–1.6%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the quarter ended June 30, 2014, our tenants and managers reported to us an increase in property-level revenue and EBITDA of 5.9% and 35.3%, respectively, as compared to the same period in 2013. The increase in property-level revenue was primarily attributable to ski and mountain lifestyle properties, attractions and senior housing properties. Our ski and mountain lifestyle properties experienced an increase due to favorable late-season conditions, including both snowfall and temperature, which allowed several of our ski and lifestyle properties to remain in operation through April. Additionally, some of our ski and lifestyle properties began summer operations, which includes mountain biking, zip-lines and scenic lift rides, in mid-June due to favorable weather conditions. Our attractions properties experienced an increase in revenues due to early season efforts to drive visitation which resulted in an increase in season pass sales as compared to the prior year. In addition, favorable dry weather at certain of our attractions properties located in the West contributed to an increase in attendance. Our senior housing properties experienced an increase due to higher average rate paid by our residents but EBITDA decreased due to higher weather related repairs and maintenance expenses.

Overall, for the six months ended June 30, 2014, our tenants and managers reported to us a decrease in property-level revenue and EBITDA of 0.6% and 1.6%, respectively, as compared to the same period in 2013. The decrease was primarily attributable to our ski and mountain lifestyle properties and our marinas properties. Our ski and mountain lifestyle properties in the Pacific West (specifically California) experienced snow levels that were significantly below historical norms during much of the 2013/2014 ski season as a result of warm temperatures and drought conditions, which caused these properties to experience poor operating results as compared to the 2012/2013 ski season. Our marinas properties experienced a decrease due to record-breaking cold where temperatures fell to unprecedented levels causing temporary closure for certain of our marinas, particularly our marina located in Dallas, Texas, which was temporarily not operational due to significant damage to the docks and other floating structures as a result of an ice storm in Northern Texas. Additionally, our marinas were impacted by the transition of these properties to new managers which we believe will result in future performance growth. The decreases were partially offset by our attractions and senior housing properties. Our attractions properties exhibited an increase primarily due to favorable dry weather at certain of our attractions properties as mentioned above increasing attendance. Our senior housing properties experienced an increase in revenue due to higher average rate paid by our residents. Although revenues were up on our senior housing properties, EBITDA decreased due to the impact of winter storms in several locations where staff were required to stay in buildings overnight, resulting in certain of our properties incurring overtime costs, as well as higher than normal repairs and maintenance and snow removal costs.

When evaluating our senior housing properties’ performance, management reviews operating statistics of the underlying properties, including RevPOU and occupancy levels. RevPOU, which is defined as total revenue divided by number of occupied units, is a widely used performance metric within the healthcare sector. This metric assists us to determine the ability of our operators to achieve market rental rates and to obtain revenues from providing healthcare related services. As of June 30, 2014, the managers for our 20 comparable properties reported to us a decrease in occupancy of 0.5% as compared to the same period in 2013. Our managers reported and an increase in RevPOU of 3.5% and 2.6% for the quarter and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increase in RevPOU is primarily attributable to an increase in average rate paid by our residents.

The following table presents same store unaudited property-level information for our senior housing properties as of and for the quarter and six months ended June 30, 2014 and 2013 (in thousands):

	Number of Properties	Occupancy
		As of June 30,		Increase/
		2014	2013	(Decrease)

Senior housing	20	95.6%	96.1%	–0.5%

		RevPOU
	Number of Properties	Quarter Ended			Six Months Ended
		June 30,		Increase/	June 30,		Increase/
		2014	2013	(Decrease)	2014	2013	(Decrease)

Senior housing	20	$3,910	$3,777	3.5%	$3,859	$3,761	2.6%

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

As part of our portfolio diversification strategy, we have specifically considered the varying and complimentary seasonality of our asset classes and portfolio mix. For example, the peak operating season for our ski and mountain lifestyle assets is highly complimentary to the peak seasons for our attractions and marinas to balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with generally accepted accounting principles (“GAAP”). However, seasonality may impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows. Additionally, seasonality affects the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues.

Seasonality also directly impacts certain of our properties where we engage independent third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of August 8, 2014, we had a total of 67 wholly-owned managed properties consisting of one ski and mountain lifestyle property, 13 golf, 20 senior housing properties, 16 attractions properties, and 17 marinas. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties.

Operator Transitions, Loan Foreclosure and Provisions

Operator Transitions. In April 2014, we completed the transition of four leased marinas properties to a third-party manager. In connection with the transition, we recorded a loss on lease terminations of approximately $0.3 million. Also in April 2014, we recorded a recovery on lease terminations of approximately $1.0 million due to a change in an estimate for two marinas properties that were transitioned in the fourth quarter of 2013. We anticipate the performance of these properties to improve over time with their new operators.

Loan Foreclosure and Provisions. In April 2014, we foreclosed on an attractions property that served as collateral on one of our mortgage notes receivable. The net carrying value of the collateral was approximately $7.9 million, which approximated the carrying value of the loan.

In June 2014, we recorded a loan loss provision of approximately $2.5 million on one of our mortgage and other notes receivable as a result of uncertainty related to the collectability of the note receivable.

In December 2013, we recorded a loan loss provision in anticipation of restructuring one of our notes receivable, which was collateralized by a ski property, as a result of the borrower having financial difficulties. In April 2014, we completed the restructure which reduced the fixed interest rates with a cap of 11% to a fixed interest rate of 6.5% through end of 2014 and 7% from January 2015 through December 2018. In addition, the maturity date was accelerated from September 2022 to a new maturity date of December 2018. The loan requires interest only payments with principal payment at maturity. The modification is effective as of September 1, 2013.

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

We believe that our current liquidity needs for operating expenses, debt service and cash distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash. Additionally, as previously discussed, many of our asset classes experience seasonal fluctuations where they make rental payments to us during their peak operating months. As a result, our operating cash flows will fluctuate due to the seasonality of those properties. We believe that we will be able to refinance or repay our debt as it comes due in the ordinary course of business. From time to time, we will consider open market purchases of our senior notes or other indebtedness when considered advantageous.

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

	Six Months Ended
	June 30,
	2014	2013
Cash at beginning of period	$71,574	$73,224
Cash provided from (used in):
Operating activities	76,757	82,165
Investing activities	(26,172)	(46,706)
Financing activities	(947)	(18,038)
Effect of foreign currency translation on cash	89	(73)

Cash at the end of period	$121,301	$90,572

Operating Activities. Net cash provided from operating activities decreased $5.4 million or 6.6% for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease is primarily attributable to (i) a reduction in distributions we received from our unconsolidated joint ventures of approximately $13.5 million as a result of the sale of our interest in three unconsolidated senior housing joint ventures in July 2013, (ii) an increase in interest expense on our indebtedness due to additional borrowings, net of prepayments, subsequent to June 30, 2013 and (iii) swap termination fees paid in connection with the termination of two of our cash flows hedges. The decrease is partially offset by an increase in rental revenue from properties acquired subsequent to June 30, 2013 as well as increases in “same-store” rental revenue from leased properties and net operating income on managed properties.

Investing Activities. The change in investing activities for the six months ended June 30, 2014 as compared to the same period in 2013 is primarily attributable to the acquisition of four senior housing properties of approximately $53.1 million during the six months ended June 30, 2014 as compared to one property acquired of approximately $22.0 million during the same period in 2013 and an increase in capital expenditures on our existing properties of approximately $5.3 million. Also, during the six months ended June 30, 2014, we received net sales proceeds of approximately $73.5 million from the sale of our multi-family residential property as compared to net sales proceeds of approximately $11.3 million received from the sale of three properties during the same period in 2013. Lastly, during the six months ended June 30, 2013, one of our lenders returned approximately $11.2 million that was held in an escrow as collateral on an existing loan as compared to zero amount returned during the same period in 2014.

Financing Activities. The change in financing activities for the six months ended June 30, 2014 as compared to the same period in 2013 is primarily attributable to the proceeds received from indebtedness of approximately $153.2 million during the six months ended June 30, 2014 as compared to $80.0 million during the same period in 2013. Debt proceeds have been or will be used to finance the acquisition of several new senior housing communities. This increase was primarily offset by the repayments (early and scheduled principal repayments, as described below) made on our indebtedness, payment of loan costs and principal payments made on our capital leases of approximately $105.4 million during the six months ended June 30, 2014 as compared to approximately $52.1 million for the same period in 2013.

Indebtedness. We have borrowed and may continue to borrow money to acquire properties, fund ongoing enhancements to our portfolio, and pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of June 30, 2014, our leverage ratio, calculated as total indebtedness over total assets, was 46.3% (49.4% including our share of unconsolidated assets and debts).

In June 2014, we repaid two of our loans with an aggregate outstanding principal balance of $84.7 million with the net sales proceeds received from selling our multi-family residential property and proceeds from our revolving line of credit in order to take advantage of lower interest rates. Also, in June 2014, we funded the acquisition of three senior housing properties through our revolving line of credit. As of June 30, 2014, our revolving line of credit had an outstanding principal balance of $152.5 million. Furthermore, we made payments of approximately $2.3 million under our capital lease obligations. In the second half of 2014, we expect to use the net sale proceeds from our golf portfolio to repay our revolving line of credit and other existing indebtedness.

In June 2014, we extended the maturity date of our collateralized bridge loan from June 30, 2014 to December 20, 2014 for an extension fee of 0.25%. Simultaneously with the extension, we repaid $7.0 million of the principal balance. As of June 30, 2014, the total outstanding principal balance was approximately $105.0 million.

Certain of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total assets ratio and limitations on distributions except to maintain our REIT status. In addition, under the terms of the indenture governing our senior notes which place certain limitations on us and certain of our subsidiaries, cash distributions may not exceed 95% of the adjusted funds from operations as defined. We were in compliance with all applicable provisions as of June 30, 2014.

Distributions from Unconsolidated Entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. As of June 30, 2014, we had investments in eight properties through two unconsolidated joint ventures, of which one property is classified as held for sale. For the six months ended June 30, 2014, we received distributions of approximately $6.6 million as compared to approximately $20.1 million for the same period in 2013. The decrease is due to the sale of the 42 senior housing properties held through three unconsolidated senior housing joint ventures in July 2013.

The Intrawest Venture is working with the Canada Revenue Authority to resolve matters related to one of its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $14.6 million. However, the Intrawest Venture believes the more likely than not resolution will be approximately $1.4 million. As such, an accrual of $1.4 million has been reflected in the financial information of the Intrawest Venture.

Distribution Reinvestment Plan. There is currently no public trading market for our shares. Stockholders are able to purchase shares from us under our DRP. Shares sold under the DRP are offered at our estimated net asset value (“NAV”) which was $6.85 per share as of December 31, 2013. We anticipate we will continue to raise capital through our DRP and will use such proceeds for acquisitions and enhancements, distributions shortfalls and other corporate purposes. For the six months ended June 30, 2014, we received approximately $27.2 million (4.0 million shares) through our DRP.

Mortgages and other Notes Receivable. During the six months ended June 30, 2014 and 2013, we collected principal payments of approximately $2.4 million and $4.2 million, respectively. During the third quarter of 2014, we anticipate the repayment of two outstanding notes receivable with an outstanding principal balance of approximately $79.8 million as of June 30, 2014. We expect to use the funds to further retire our existing indebtedness and make investments in our existing properties.

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

Acquisitions and Capital Expenditures. During the six months ended June 30, 2014, we acquired four senior housing properties for an aggregate purchase price of approximately $53.1 million. During the six months ended June 30, 2013, we acquired one senior housing property for $22.0 million.

During the six months ended June 30, 2014 and 2013, we funded approximately $44.1 million and $38.8 million, respectively, in capital improvements at our properties.

Related Party Arrangements. Certain affiliates are entitled to receive fees and compensation in connection with the issuance of shares through our DRP, acquisition and operating activities. Amounts incurred relating to these transactions were approximately $17.9 million and $19.3 million for the six months ended June 30, 2014 and 2013, respectively. Of these amounts, approximately $0.6 million and $1.0 million are included in due to affiliates in the unaudited condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively. In addition, these affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our DRP, acquisitions and operating activities. Reimbursable expenses for the six months ended June 30, 2014 and 2013 were approximately $3.6 million and $3.8 million, respectively.

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

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended June 30, 2014 and 2013, operating expenses did not exceed the Expense Cap.

Common Stock Redemptions. We redeem shares pursuant to our redemption plan, which is designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. The aggregate amount of funds under the redemption plan will be determined on a quarterly basis in the sole discretion of the board of directors, and may be less than but is not expected to exceed the aggregate proceeds from our DRP (subject to a $3.0 million quarterly cap which has been established by our board). There is currently a sizeable backlog and a waiting list for redemption requests and stockholders will likely wait a long period of time to have their shares redeemed, if ever.

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

During the six months ended June 30, 2014, we redeemed approximately $6.0 million (0.9 million shares). The following table presents information about our redemptions for the quarter and six months ended June 30, 2014 (in thousands, except per share data):

2014 Quarters	First	Second	Year-To-Date
Requests in queue	10,547	10,798	10,547
Redemptions requested	778	864	1,642
Shares redeemed:
Prior period requests	(135)	(80)	(215)
Current period requests	(300)	(369)	(669)
Adjustments (1)	(92)	(404)	(496)

Pending redemption requests (2)	10,798	10,809	10,809

Average price paid per share	$6.85	$6.85	$6.85

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter will be redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan.

Distributions. We declare and pay distributions on a quarterly basis. The amount of distributions declared to our stockholders is determined by our Board of Directors and is dependent upon a number of factors, including:

•	Sources of cash available for distribution such as expected cash flows from operating activities, funds from operations (“FFO”), modified funds from operations (“MFFO”) and Adjusted EBITDA on a rolling 12 months basis;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

The following table presents total distributions declared including cash distributions, distributions reinvested and distributions per share for the six months ended June 30, 2014 and 2013 (in thousands, except per share data):

					Sources of Distributions Paid in Cash
2014 Quarter	Distributions per share	Total Distributions Declared	Distributions Reinvested	Net Cash Distributions	Cash flows from Operating Activities (1) (2)
First	$0.1063	$34,278	$13,627	$20,651	$37,560
Second	0.1063	34,442	13,549	20,893	39,197

	$0.2126	$68,720	$27,176	$41,544	$76,757

					Sources of Distributions Paid in Cash
2013 Quarter	Distributions per share	Total Distributions Declared	Distributions Reinvested	Net Cash Distributions	Cash flows from Operating Activities (1)(2)
First	$0.1063	$33,611	$13,714	$19,897	$48,644
Second	0.1063	33,782	13,697	20,085	33,521

	$0.2126	$67,393	$27,411	$39,982	$82,165

FOOTNOTES:

(1)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with debt financings as opposed to operating cash flows. The Board of Directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(2)	The shortfall in cash flows from operating activities versus distributions paid for the quarter ended June 2013 was less than 1% and was funded with borrowings. Distributions for the first quarter of 2013 and for the quarter and six months ended June 30, 2014 were funded with cash flows from operating activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2013 for a summary of our Significant Accounting Policies.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

As of June 30, 2014 and 2013, we had invested in 148 and 177 properties, respectively, through the following investment structures:

	June 30,
	2014	2013
Wholly-owned:
Leased properties (4)	72	72
Managed properties (1) (2) (4)	67	54
Unimproved land	1	1
Unconsolidated joint ventures: (3)
Leased properties (4)	8	14
Managed properties	—	36

	148	177

FOOTNOTES:

(1)	As of June 30, 2014 and 2013, wholly-owned managed properties are as follows:

	June 30,
	2014	2013
Ski & Mountain lifestyle	1	1
Golf	13	13
Attractions	16	17
Senior housing	20	20
Marinas	17	2
Additional lifestyle	—	1

	67	54

(2)	Under applicable tax regulations, certain properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of June 30, 2014 and 2013, 43 and 29 properties, respectively, were temporarily managed and 24 and 25 properties were indefinitely managed under management agreements, respectively.
(3)	In July 2013, we completed the sale of 42 senior housing properties held through three unconsolidated senior housing joint ventures.
(4)	As of June 30, 2014, 52 consolidated properties (35 leased and 17 managed) and one unconsolidated ski and mountain lifestyle property held through one unconsolidated joint venture are classified as held for sale and all are expected to be sold in 2014.

Rental income from operating leases. Rental income for the quarter and six months ended June 30, 2014 increased by approximately $4.3 million and $7.7 million, respectively as compared to the same periods in 2013 primarily attributable to properties acquired subsequent to June 30, 2013 which consisted of two attractions and 12 senior housing properties. The increase was partially offset by the transition of 15 marinas properties from leased to managed structures which were completed during the fourth quarter of 2013 and the second quarter of 2014. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties excluding properties that have been classified as assets held for sale (in thousands):

	Quarter Ended June 30,
Properties Subject to Operating Leases	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$21,902	$20,871	$1,031	4.9%
Attractions	7,480	4,729	2,751	58.2%
Senior housing	5,142	20	5,122	25610.0%
Marinas	—	4,603	(4,603)	n/a

Total	$34,524	$30,223	$4,301	14.2%

	Six Months Ended June 30,
Properties Subject to Operating Leases	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$52,238	$51,940	$298	0.6%
Attractions	13,676	8,755	4,921	56.2%
Senior housing	9,658	20	9,638	48190.0%
Marinas	1,806	8,978	(7,172)	–79.9%

Total	$77,378	$69,693	$7,685	11.0%

As of June 30, 2014 and 2013, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 8.6%. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio may fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

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

	Quarter Ended June 30,
Properties Managed Under Third-Party Managers	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$7,580	$7,242	$338	4.7%
Attractions	52,838	55,266	(2,428)	–4.4%
Senior housing	17,691	17,127	564	3.3%
Marinas	9,199	156	9,043	5796.8%

Total	$87,308	$79,791	$7,517	9.4%

	Six Months Ended June 30,
Properties Managed Under Third-Party Managers	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$25,954	$24,834	$1,120	4.5%
Attractions	65,682	67,748	(2,066)	–3.0%
Senior housing	34,961	33,806	1,155	3.4%
Marinas	12,379	206	12,173	5909.2%

Total	$138,976	$126,594	$12,382	9.8%

As of June 30, 2014 and 2013, we had a total of 50 and 35 managed properties (excluding properties that we classified as assets held for sale), respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to the transition of 15 marina properties from leased to managed structures which was completed during the fourth quarter of 2013 and the second quarter of 2014.

Interest income on mortgages and other notes receivable. For the quarter and six months ended June 30, 2014, we earned interest income of approximately $2.9 million and $6.1 million as compared to $3.4 million and $6.8 million, respectively, for the same periods in 2013. The slight decrease is primarily attributable to the reduction in the interest rate on one of our notes as a result of a note restructure which was effective as of September 1, 2013.

Property operating expenses. Property operating expenses from managed properties increased primarily due to the transition of 15 marina properties from leased to managed structures during the fourth quarter of 2013 and the second quarter of 2014. See “Property operating revenues” above for additional information. The following information summarizes the expenses of our properties that are operated by third-party managers (in thousands):

	Quarter Ended June 30,
Properties Managed Under Third-Party Managers	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$9,010	$8,685	$325	3.7%
Attractions	44,121	45,883	(1,762)	–3.8%
Senior housing	12,203	11,389	814	7.1%
Marinas	4,762	177	4,585	2590.4%

Total	$70,096	$66,134	$3,962	6.0%

	Six Months Ended June 30,
Properties Managed Under Third-Party Managers	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$22,912	$22,208	$704	3.2%
Attractions	65,814	68,291	(2,477)	–3.6%
Senior housing	24,426	22,593	1,833	8.1%
Marinas	7,948	294	7,654	2603.4%

Total	$121,100	$113,386	$7,714	6.8%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% prior to April 1, 2014 and 0.075% effective April 1, 2014 of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the quarter and six months ended June 30, 2014, asset management fees to our Advisor were approximately $7.5 million and $16.1 million, respectively, as compared to approximately $9.2 million and $18.4 million, for the quarter and six months ended June 30, 2013, respectively. The decrease in such fees is primarily attributable to the reduction in asset fee rates described above and a sale of our interests in 42 senior housing properties held through three unconsolidated senior housing joint ventures in July 2013.

General and administrative. General and administrative expenses totaled approximately $5.1 million and $9.1 million for the quarter and six months ended June 30, 2014, respectively, as compared to approximately $5.0 million and $9.0 million for the quarter and six months ended June 30, 2013, respectively.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the quarter and six months ended June 30, 2014, ground lease and land permit fees were approximately $3.0 million and $6.6 million, respectively, as compared to approximately $2.5 million and $6.5 million for the quarter and six months ended June 30, 2013, respectively.

Acquisition fees and costs. Acquisition fees were paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and through March 31, 2014, were generally 3% of proceeds received through our DRP. Acquisition fees and costs totaled approximately $1.3 million and $2.0 million for the quarter and six months ended June 30, 2014, respectively, as compared to approximately $0.5 million and $0.9 million for the quarter and six months ended June 30, 2013, respectively. The increase is primarily attributable to the acquisition costs on four senior housing properties acquired during the six months ended June 30, 2014 as compared to one property acquired during the same period in 2013. Acquisition costs are third-party due diligence fees and transaction costs incurred in connection with the acquiring properties which are deemed as business combinations under applicable GAAP.

Other operating expenses. Other operating expenses were approximately $1.0 million and $1.8 million for the quarter and six months ended June 30, 2014, respectively, as compared to approximately $1.3 million and $1.9 million for the quarter and six months ended June 30, 2013, respectively.

Bad debt (recovery) expense. Bad debt (recovery) expense totaled approximately ($0.01) million and $1.0 million for the quarter and six months ended June 30, 2014, respectively, as compared to approximately $4.0 million and $4.1 million for the quarter and six months ended June 30, 2013, respectively. During the quarter and six months ended June 30, 2013, we established reserves of uncollectible past due rents on our 15 marinas properties that were transitioning from leased to managed structures which was completed in the fourth quarter of 2013 and the second quarter of 2014. During the same periods of 2014, we established reserves of uncollectible past due rent on the four marinas properties that were transitioned from leased to managed structures during the second quarter of 2014.

Recovery on lease terminations. Recovery on lease terminations was approximately $0.7 million for the quarter and six months ended June 30, 2014 as a result of the transition of certain marinas properties. See “Operator Transition, Loan Foreclosure and Provisions” above for additional information. There were no lease terminations during the same periods in 2013.

Loan loss provision. Loan loss provision was approximately $2.5 million for the quarter and six months ended June 30, 2014 as a result of uncertainty in the collectability of one of our notes receivable. See “Operator Transition, Loan Foreclosure and Provisions” above for additional information. There was no loan loss provision for the same periods in 2013.

Impairment provision. Impairment provision was approximately $42.5 million for the quarter and six months ended June 30, 2013. During the quarter ended June 30, 2013, due to the change in plans on our unimproved land, we evaluated the carrying value based on comparable land sale transactions and determined that the carrying value was not recoverable and an impairment provision was recorded.

Depreciation and amortization. Depreciation and amortization expenses were approximately $31.1 million and $63.0 million for the quarter and six months ended June 30, 2014, respectively, as compared to approximately $28.8 million and $57.6 million for the quarter and six months ended June 30, 2013, respectively. The increase is primarily due to new properties acquired subsequent to June 30, 2013.

Interest and other income. Interest and other income was approximately $0.1 million for both the quarter and six months ended June 30, 2014 as compared to approximately $0.1 million and $0.4 million for the quarter and six months ended June 30, 2013, respectively.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $19.7 million and $38.8 million for the quarter and six months ended June 30, 2014, respectively, as compared to approximately $16.4 million and $32.7 million for the quarter and six months ended June 30, 2013, respectively. The increase was due to additional indebtedness obtained subsequent to June 30, 2013 and the recording of $0.4 million for the ineffective portion of the change in fair value resulting from the termination of hedge. See Note 9. “Derivative Instruments and Hedging Activities” for additional information.

Loss on extinguishment of debt. Loss on extinguishment of debt was approximately $0.2 million for the quarter and six months ended June 30, 2014 as a result of an early repayment on one of our loans with a principal outstanding balance of approximately $24.6 million as of June 30, 2014. See “Liquidity and Capital Resources – Indebtedness” above for additional information.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Quarter Ended June 30,
	2014	2013	$ Change	% Change

DMC Partnership	$2,720	$2,719	$1	0.0%
Intrawest Venture	(3,246)	1,480	(4,726)	–319.3%
CNLSun I Venture	—	627	(627)	n/a
CNLSun II Venture	—	762	(762)	n/a
CNLSun III Venture	—	571	(571)	n/a

Total	$(526)	$6,159	$(6,685)	–108.5%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change

DMC Partnership	$5,409	$5,409	$—	0.0%
Intrawest Venture	(1,636)	2,762	(4,398)	–159.2%
CNLSun I Venture	—	(1,804)	1,804	n/a
CNLSun II Venture	—	(509)	509	n/a
CNLSun III Venture	—	(822)	822	n/a

Total	$3,773	$5,036	$(1,263)	–25.1%

Equity in earnings (loss) of unconsolidated entities decreased by approximately $6.7 million and $1.3 million for the quarter and six months ended June 30, 2014 as compared to the same periods in 2013. The change was primarily due to the depreciation and amortization catch up in connection with the reclassification of the six Intrawest village retail properties from assets held for sale to held and used. See Note 6. Variable Interest and Unconsolidated Entities” for additional information. Also, in July 2013, we completed the sale of our interest in 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III Ventures, as such, there was no equity in earnings (loss) allocated to us from the aforementioned ventures.

Discontinued operations. Income (loss) from discontinued operations was approximately $7.9 million and $6.3 million for the quarter and six months ended June 30, 2014, respectively, as compared to approximately $1.5 million and ($0.2) million for the quarter and six months ended June 30, 2013, respectively. The results of operations of real estate properties that are classified as held for sale, along with properties sold during the period, are reflected in discontinued operations for all periods presented. The increase was primarily attributable to a lower depreciable basis as a result of an impairment provision recorded in December 2013, which reduced the depreciation and amortization expenses during the first quarter of 2014 on certain golf properties as well as the discontinuation of depreciation and amortization expenses on the golf portfolio as a result of the assets being classified as held for sale in March 2014. The increase was also due to a gain on extinguishment of debt related to an early repayment on one of our loans, with an outstanding principal balance of approximately $60.1 million, which was collateralized by a multi-family residential property which was sold in June 2014. The increases were partially offset by an impairment provision of approximately $3.3 million recorded on one golf property due to an updated estimate of fair value derived from the most recent estimate of net sales proceeds as a result of ongoing negotiations with a potential buyer during the six months ended June 30, 2014. There was no impairment provision recorded during the quarter and six months ended June 30, 2013. See Footnote 5. “Assets held for Sale, net and Discontinued Operations” for additional information.

Net loss and loss per share of common stock. The Company had a net loss for the quarter and six months ended June 30, 2014 of approximately $8.5 million and $28.9 million, respectively, as compared to approximately $55.2 million and $78.5 million for the same periods in 2013. The decrease in net loss is primarily attributable to (i) a reduction in impairment provision recorded on our properties, (ii) an increase in rental income from leased properties acquired after the second quarter of 2013, (iii) an increase in “same-store” net operating income from managed properties, (iv) a net gain on extinguishment of debt as a result of early repayment on two of our loans and (v) a decrease in bad debt expense and asset management fees. The increases were partially offset by an increase in interest expense and loan cost amortization, a reduction in equity in earnings as of result of the sale of our interest in 42 senior housing properties held in three unconsolidated joint ventures and the loss recorded on Intrawest Venture relating to depreciation and amortization catch up in connection with the reclassification of assets as mentioned above and a loan loss provision recorded on one of our mortgages and other notes receivable. See “Operator Transition, Loan Foreclosure and Provisions” above for additional information.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(8,505)	$(55,205)	$(28,858)	$(78,504)
Adjustments:
Depreciation and amortization:
Continuing operations	31,098	28,837	63,032	57,595
Discontinued operations	—	7,796	4,925	15,221
Impairment of real estate assets:
Continuing operations	—	42,451	—	42,451
Discontinued operations	1,150	—	4,464	—
(Gain) loss on sale of real estate investment:
Discontinued operations	73	(2,080)	70	(2,083)
Net effect of FFO adjustment from unconsolidated entities: (1)
Continuing operations	6,658	4,293	8,389	10,337

Total funds from operations	30,474	26,092	52,022	45,017

Acquisition fees and expenses: (2)
Continuing operations	1,279	546	2,003	913
Straight-line adjustments for leases and notes receivable: (3)
Continuing operations	(2,737)	(771)	(6,164)	(1,042)
Discontinued operations	—	(321)	—	(536)
(Gain) loss from early extinguishment of debt: (4)
Continuing operations	600	—	600	—
Discontinued operations	(266)	—	(266)	—
Amortization of above/below market intangible assets and liabilities
Continuing operations	7	(1)	24	(2)
Discontinued operations	—	349	359	683
Loan loss provision: (5)
Continuing operations	2,520	—	2,520	—
Accretion of discounts/amortization of premiums:
Continuing operations	3	3	6	6
MFFO adjustments from unconsolidated entities: (1)
Straight-line adjustments for leases and notes receivable: (3)
Continuing operations	48	(78)	62	(146)
Amortization of above/below market intangible assets and liabilities:
Continuing operations	(88)	(3)	(76)	(7)

Modified funds from operations	$31,840	$25,816	$51,090	$44,886

Weighted average number of shares of common stock outstanding (basic and diluted)	324,197	317,959	323,424	317,175

FFO per share (basic and diluted)	$0.09	$0.08	$0.16	$0.14

MFFO per share (basic and diluted)	$0.10	$0.08	$0.16	$0.14

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.
(2)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expense relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(4)	(Gain) loss from early extinguishment of debt includes swap breakage fees, write-off of unamortized loan costs and reclassification of loss on termination of cash flow hedges from other comprehensive income (loss) into interest expense.
(5)	In June 2014, we recorded a loan loss provision on one of our mortgages and other notes receivable as a result of uncertainty related to the collectability of the note receivable.

Total FFO and FFO per share was approximately $30.5 million and $52.0 million or $0.09 and $0.16 for the quarter and six months ended June 30, 2014, respectively, as compared to approximately $26.1 million and $45.0 million or $0.08 and $0.14 for the same periods in 2013. The increase in FFO and FFO per share is primarily attributable to (i) an increase in rental income from leased properties acquired after the second quarter of 2013, (ii) an increase in “same-store” net operating income from managed properties, (iii) a net gain on extinguishment of debt as a result of prepayment on two of our loans and (iv) a decrease asset management fees due to the sale of our interest in 42 senior housing properties held in three unconsolidated joint ventures in July and the reduction in fees effective April 1, 2014 as well as (v) a reduction in bad debt expense. The increases were partially offset by (i) an increase in interest expense and loan cost amortization as a result of additional borrowings subsequent to June 30, 2013, (ii) a loan loss provision recorded on one of our mortgages and other notes receivable as a result of our uncertainty in the collectability of the note receivable and (iii) a reduction in FFO contribution due to the sale of our interest in 42 senior housing properties held in three unconsolidated entities as mentioned above.

Total MFFO and MFFO per share was approximately $31.8 million and $51.1 million or $0.10 and $0.16 for the quarter and six months ended June 30, 2014, respectively, as compared to approximately $25.8 million and $44.9 million or $0.08 and $0.14 for the same periods in 2013. The increase in MFFO is primarily attributable to an increase in rental payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) acquired after the second quarter of 2013 as well as in “same-store” net operating income from managed properties. In addition, the increase is also attributable to a reduction in asset management fees as mentioned above. The increases were partially offset by a reduction in MFFO contribution from unconsolidated entities due the sale of our interest in 42 senior housing properties held in three unconsolidated joint ventures as mentioned above and an increase in interest expense and loan cost amortization as a result of additional borrowings subsequent to June 30, 2013.

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

Set forth below is a reconciliation of Adjusted EBITDA to net loss (in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(8,505)	$(55,205)	$(28,858)	$(78,504)
(Income) loss from discontinued operations	(7,936)	(1,486)	(6,328)	155
Interest and other income	(89)	(71)	(91)	(397)
Interest expense and loan cost amortization	19,707	16,397	38,767	32,661
Equity in (earnings) loss of unconsolidated entities (1)	526	(6,159)	(3,773)	(5,036)
Depreciation and amortization	31,098	28,837	63,032	57,595
Impairment provision	—	42,451	—	42,451
Loss from extinguishment of debt	196	—	196	—
Loan loss provision	2,520	—	2,520	—
Recovery on lease terminations	(741)	—	(741)	—
Straight-line adjustments for leases and notes receivables (2)	(2,737)	(1,092)	(6,164)	(1,578)
Cash distributions from unconsolidated entities (1)	3,455	8,787	6,575	20,113

Adjusted EBITDA	$37,494	$32,459	$65,135	$67,460

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA above.
(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments and reflect the actual cash receipts received by us from our tenants and borrowers.

Adjusted EBITDA was approximately $37.5 million and $32.5 million for the quarter ended June 30, 2014 and 2013, respectively. The increase was primarily attributable to (i) an increase in rental payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) acquired after the second quarter of 2013, (ii) an increase in “same-store” net operating income from managed properties, (iii) a reduction in bad debt expense and (iv) a decrease in asset management fees as a result of the sale of our interest in 42 senior housing properties held through three unconsolidated joint ventures in July 2013 and the reduction in fees effective April 1, 2014. See “Related Party Arrangements” for additional information. The increases were partially offset by a reduction in cash distributions from our unconsolidated entities as a result of the sale of our interest in 42 senior housing properties as mentioned above and an increase in acquisition fees and costs as a result of acquiring three additional properties than what was acquired during the same period in 2013.

Adjusted EBITDA was approximately $65.1 million and $67.5 million for the six months ended June 30, 2014 and 2013, respectively. The decrease was primarily attributable to the reduction in cash distributions from our unconsolidated entities and an increase in acquisition fees and costs as mentioned above. The decreases were partially offset by an increase in rental payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) acquired after the second quarter of 2013 as well as in “same-store” net operating income from managed properties. The decreases were also partially offset by a reduction in bad debt expense and a decrease in asset management fees as mentioned above.

Off-Balance Sheet and Other Arrangements

Our unconsolidated entity DMC Partnership has two loans maturing in September 2014 with a combined outstanding principal balance of $130.0 million as of June 30, 2014. The DMC Partnership has proposals from several banks to refinance the entire debt either on a short-term basis with a bridge loan or on a long-term basis with a CMBS loan. Given that we are in the process of exploring strategic alternatives to provide liquidity to our shareholders, we believe that it would be preferable to refinance these loans with a short term bridge loan in order to provide us with maximum flexibility as we evaluate various options. Our partner in the DMC Partnership prefers to refinance with long-term debt and, as a result, we are still in discussions with them on a refinancing strategy. If we are unable to come to an agreement in the near term, there is a reasonable chance that the DMC Partnership will not repay the loans on their maturity dates.

See our annual report on Form 10-K for the year ended December 31, 2013 for a summary of our other off-balance sheet arrangements.

Commitments, Contingencies and Contractual Obligations

Contractual Obligations

For the six months ended June 30, 2014, our contractual obligations were not materially different from the amounts reported for the year ended December 31, 2013 aside from the $53.1 million in new indebtedness obtained, net of prepayments. See “Indebtedness” above for additional information. See our annual report on Form 10-K for the year ended December 31, 2013 for a summary of our contractual obligations.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1			More than
	year	Years 1-3	Years 3-5	5 years	Total
Capital improvements (1)	$1,258	$4,500	$—	$—	$5,758

FOOTNOTE:

(1)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our fixed-rate mortgage and other notes receivable totaled $104.6 million and $118.0 million at June 30, 2014 and December 31, 2013, respectively. The estimated fair value of the mortgage notes receivable was approximately $100.2 million and $112.2 million, respectively, and is subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms.

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value

Fixed-rate debt	$43,230	$17,831	$88,588	$164,776	$109,611	$445,066	$869,102	$888,122
Variable-rate debt (2)	122,810	190,876	30,169	37,030	437	6,799	388,121	389,571	(1)

	$166,040	$208,707	$118,757	$201,806	$110,048	$451,865	$1,257,223	$1,277,693

	2014	2015	2016	2017	2018	Thereafter	Total

Weighted average fixed interest rate of maturities	8.64%	5.84%	6.28%	6.06%	5.04%	6.87%	6.49%

Average interest rate on variable debt(3)	LIBOR or CDOR + 3.27%	LIBOR+ 3.77%	LIBOR + 4.48%	LIBOR + 5.23%	LIBOR + 3.48%	LIBOR + 3.3%

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2014. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of June 30, 2014, some of our variable-rate debt in mortgages and notes payable was hedged.
(3)	The 30-day CDOR rate was approximately 1.3% at June 30, 2014. The 30-day LIBOR rate was approximately 0.15% at June 30, 2014.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $1.3 million for the six months ended June 30, 2014. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors - None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Redemption of Shares and Issuer Purchases of Equity Securities

For the six months ended June 30, 2014, we have outstanding redemption requests of approximately 10.8 million shares. During the six months ended June 30, 2014, approximately 0.2 million shares relating to prior period requests were redeemed and 0.7 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $6.85. The redemption price per share is equal to the current estimated NAV per share of $6.85. For additional information on the redemption process in the event there are insufficient funds to redeem all shares, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Liquidity and Capital Resources – Common Stock Redemptions.”

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at our estimated value per share on the date the redemption is effected. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. The aggregate amount of funds under the redemption plan will be determined on a quarterly basis in the sole discretion of the Board of Directors, and may be less than but is not expected to exceed the aggregate proceeds from our DRP (subject to a $3.0 million quarterly cap which has been established by our board). However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the quarter ended June 30, 2014, we redeemed the following shares (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased in Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan

April 1, 2014 through April 30, 2014	—	—	—	—
May 1, 2014 through May 31, 2014	—	—	—	—
June 1, 2014 through June 30, 2014	449	$6.85	449	—	(1)

Total	449	$6.85	449

FOOTNOTE:

(1)	This number represents the additional number of shares which could have been redeemed under the redemption plan during the second quarter without exceeding either of the limitations described above.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2014.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Purchase and Sale Agreement and Joint Escrow Instructions among the Sellers (being certain subsidiaries of CNL Lifestyle Properties, Inc.) and CF Arcis X, LLC, as Buyer, dated as of June 12, 2014 subject to Confidential Treatment Request (Redacted version filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.