Form 10-Q
period 2014-09-30
CNL LIFESTYLE PROPERTIES INC
filed 2014-11-13
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock outstanding as of November 10, 2014 was 325,189,585.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Real estate investment properties, net (including $176,249 and $184,306 related to consolidated variable interest entities, respectively)	$1,890,582	$2,068,973
Cash	277,122	71,574
Investments in unconsolidated entities	129,990	132,324
Deferred rent and lease incentives	53,374	57,378
Restricted cash	52,721	51,335
Other assets	45,017	52,310
Intangibles, net	30,046	36,922
Accounts and other receivables, net	22,202	21,080
Mortgages and other notes receivable, net	20,551	117,963
Assets held for sale, net	13,261	90,794

Total Assets	$2,534,866	$2,700,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable (including $51,420 and $87,095 related to non-recourse debt of consolidated variable interest entities, respectively)	$634,512	$760,192
Senior notes, net of discount	370,321	394,419
Line of credit	122,500	50,000
Other liabilities	61,388	76,816
Accounts payable and accrued expenses	58,049	49,823
Due to affiliates	564	1,025

Total Liabilities	1,247,334	1,332,275

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 349,084 and 345,114 shares issued and 325,214 and 322,627 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	3,252	3,226
Capital in excess of par value	2,864,036	2,846,265
Accumulated deficit	(400,220)	(401,985)
Accumulated distributions	(1,176,750)	(1,073,422)
Accumulated other comprehensive loss	(2,786)	(5,706)

Total Stockholders’ Equity	1,287,532	1,368,378

Total Liabilities and Stockholders’ Equity	$2,534,866	$2,700,653

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$37,631	$31,466	$115,009	$101,159
Property operating revenues	140,683	126,707	283,064	256,622
Interest income on mortgages and other notes receivable	1,965	3,253	8,044	10,035

Total revenues	180,279	161,426	406,117	367,816

Expenses:
Property operating expenses	81,726	73,273	205,255	189,179
Asset management fees to advisor	6,053	6,498	18,999	21,445
General and administrative	4,307	3,882	13,452	12,858
Ground lease and permit fees	2,849	3,132	9,688	9,602
Acquisition fees and costs	509	1,009	2,513	1,922
Other operating expenses	2,170	2,338	4,028	4,307
Bad debt expense	65	1,823	1,062	5,882
Recovery on lease terminations	—	—	(741)	—
Loan loss provision	750	—	3,270	—
Impairment provision	—	2,740	—	45,191
Depreciation and amortization	33,622	30,731	96,691	88,587

Total expenses	132,051	125,426	354,217	378,973

Operating income (loss)	48,228	36,000	51,900	(11,157)

Other income (expense):
Interest and other income (expense)	775	(13)	866	504
Bargain purchase gain	—	2,653	—	2,653
Interest expense and loan cost amortization (includes $57 and $460 loss on termination of cash flow hedges for the quarter and nine months ended September 30, 2014, respectively)	(18,556)	(15,852)	(57,322)	(48,513)
Loss on extinguishment of debt	(1,620)	—	(1,816)	—
Gain from sale of unconsolidated entities	—	55,394	—	55,394
Equity in earnings of unconsolidated entities	3,176	4,147	6,949	9,183

Total other income (expense)	(16,225)	46,329	(51,323)	19,221

Income from continuing operations	32,003	82,329	577	8,064
Income (loss) from discontinued operations (includes $3,027 amortization of loss and loss on termination of cash flow hedges for the nine months ended September 30, 2014 and $414 and $1,241 amortization of loss on termination of cash flow hedges for the quarter and nine months ended September 30, 2013, respectively.)	(1,380)	(4,036)	1,188	(8,275)

Net income (loss)	$30,623	$78,293	$1,765	$(211)

Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$0.10	$0.26	$0.00	$0.03
Discontinued operations	(0.01)	(0.01)	0.01	(0.03)

Income per share	$0.09	$0.25	$0.01	$0.00

Weighted average number of shares of common stock outstanding (basic and diluted)	325,707	319,507	324,194	317,960

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(UNAUDITED)

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$30,623	$78,293	$1,765	$(211)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,478)	410	(1,383)	(804)
Changes in fair value of cash flow hedges:
Amortization of loss and loss on termination of cash flow hedges	56	414	3,487	1,241
Unrealized gain arising during the period	204	60	816	1,459

Total other comprehensive income (loss)	(1,218)	884	2,920	1,896

Total comprehensive income	$29,405	$79,177	$4,685	$1,685

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014 and the Year Ended December 31, 2013

(UNAUDITED)

(in thousands except per share data)

	Common Stock		Capital in			Accumulated Other	Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Deficit	Accumulated Distributions	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2012	316,371	$3,164	$2,803,346	$(149,446)	$(937,972)	$(7,661)	$1,711,431
Subscriptions received for common stock through distribution reinvestment plan	7,901	79	54,857	—	—	—	54,936
Redemption of common stock	(1,645)	(17)	(11,938)	—	—	—	(11,955)
Net loss	—	—	—	(252,539)	—	—	(252,539)
Distributions, declared and paid ($0.4252 per share)	—	—	—	—	(135,450)	—	(135,450)
Foreign currency translation adjustment	—	—	—	—	—	(1,563)	(1,563)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,655	1,655
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 9)	—	—	—	—	—	1,863	1,863

Balance at December 31, 2013	322,627	$3,226	$2,846,265	$(401,985)	$(1,073,422)	$(5,706)	$1,368,378

Subscriptions received for common stock through distribution reinvestment plan	3,970	40	27,169	—	—	—	27,209
Redemption of common stock	(1,383)	(14)	(9,398)	—	—	—	(9,412)
Net income	—	—	—	1,765	—	—	1,765
Distributions, declared and paid ($0.3189 per share)	—	—	—	—	(103,328)	—	(103,328)
Foreign currency translation adjustment	—	—	—	—	—	(1,383)	(1,383)
Amortization of loss and loss on termination of cash flow hedges	—	—	—	—	—	3,487	3,487
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 11)	—	—	—	—	—	816	816

Balance at September 30, 2014	325,214	$3,252	$2,864,036	$(400,220)	$(1,176,750)	$(2,786)	$1,287,532

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net cash provided by operating activities	$132,818	$133,035

Investing activities:
Acquistion of properties	(128,390)	(83,451)
Capital expenditures	(55,888)	(52,722)
Proceeds from sale of properties	370,774	11,000
Proceeds from sale of unconsolidated entities	—	195,446
Proceeds from release of collateral on loan payable	—	11,167
Collection of mortgage loans receivable	83,459	4,220
Changes in restricted cash	(1,876)	(12,377)
Other	823	(524)

Net cash provided by investing activities	268,902	72,759

Financing activities:
Redemptions of common stock	(9,412)	(8,954)
Distributions to stockholders, net of distribution reinvestments	(76,119)	(60,180)
Proceeds under line of credit	102,500	50,000
Proceeds from mortgage loans and other notes payable	57,790	30,000
Principal payments on line of credit	(30,000)	(145,000)
Principal payments on mortgage loans and senior notes	(231,846)	(12,318)
Principal payments on capital leases	(4,545)	(3,313)
Payments of entrance fee refunds	(1,257)	—
Payment of loan costs	(3,204)	(751)

Net cash used in financing activities	(196,093)	(150,516)

Effect of exchange rate fluctuations on cash	(79)	(6)

Net increase in cash	205,548	55,272
Cash at beginning of period	71,574	73,224

Cash at end of period	$277,122	$128,496

Supplemental disclosure of non-cash investing activities:
Assumption of entrance fee liabilities	$—	$13,810

Supplemental disclosure of non-cash financing activities:
Assumption of debt	$25,510	$—

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

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

As of September 30, 2014, the Company owned 107 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, senior housing, attractions, marinas and additional lifestyle properties. Eight of these 107 properties are owned through unconsolidated joint ventures and three are located in Canada. The Company made and may continue to make selected asset dispositions and used and may continue to use such proceeds to retire indebtedness, invest in other income producing investment opportunities or to enhance existing assets.

In March 2014, the Company engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist the Company’s management and its Board of Directors in actively evaluating various strategic alternatives to provide liquidity to the Company’s shareholders. On September 30, 2014, in connection with this process, the Company sold 46 of its 48 total golf properties as further described in Note 5. “Assets Held for Sale, net and Discontinued Operations”.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter and nine months ended September 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In accordance with the guidance for the consolidation of VIEs, the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a VIE. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

Assets Reclassified from Held for Sale to Held and Used — Upon management’s determination to discontinue marketing properties for sale, the properties will no longer meet the held for sale criteria and are required to be reclassified as held and used at the lower of adjusted carrying value (carrying value of the properties prior to being classified as held for sale adjusted for any depreciation and/or amortization expense that would have been recognized had the properties been continuously classified as held and used) or its fair value at the date of the subsequent decision not to sell. If adjusted carrying value is determined to be lower, a catch up adjustment will be recorded. The depreciation and/or amortization expenses that would have been recognized had the properties been continuously classified as held and used and will be included as a component of depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of operations. If fair value is determined to be lower, the Company will record a gain or loss included in income or loss from continuing operations in the accompanying unaudited condensed consolidated statements of operations.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

3.	Acquisitions:

During the nine months ended September 30, 2014, the Company acquired the following properties (in thousands):

		Date of	Purchase
Product/Description	Location	Acquisition (2)	Price
Pacifica Senior Living Victoria Court—One senior housing property	Rhode Island	1/15/2014	$15,250
Pacifica Senior Living Northridge—One senior housing property	California	6/6/2014	25,250
La Conner Retirement Inn—One senior housing property	Washington	6/2/2014	8,250
South Pointe Assisted Living—One senior housing property	Washington	6/2/2014	4,300
Pacifica Senior Living Modesto—One senior housing property	California	7/24/2014	16,250	(1)
Pacifica Senior Living Bakersfield—One senior housing property	California	7/25/2014	28,750	(1)
Pacifica Senior Living Wilmington—One senior housing property	North Carolina	7/25/2014	22,250	(1)
The Oaks at Braselton—One senior housing property	Georgia	9/22/2014	15,000
The Oaks at Post Road—One senior housing property	Georgia	9/22/2014	18,600

			$153,900

FOOTNOTES:

(1)	In connection with acquiring these properties the Company assumed the fair value of loans with an aggregate principal outstanding balance of approximately $25.5 million. See Note 10. “Indebtedness” for additional information.
(2)	These properties are subject to long-term triple-net leases with an initial term of 10 years with renewal options.

During the nine months ended September 30, 2013, the Company acquired three senior housing properties and one attractions property for an aggregate purchase price of approximately $83.5 million, net of the present value of entrance fees liabilities assumed on one of the senior housing properties of approximately $13.8 million. In addition, the Company recorded approximately $2.7 million in bargain purchase gain relating to the aforementioned attractions property as a result of the fair value of the net assets acquired exceeding the consideration transferred. The excess resulted from the fact that the seller did not widely market the property for sale and was motivated to sell because the property was deemed an outlier from the other investments owned by the seller. The properties are subject to long-term triple-net leases with an initial term of ten to twenty years with renewal options. The acquisitions for the nine months ended September 30, 2014 and 2013 were not considered material to the Company as such pro forma information has not been included.

4.	Real Estate Investment Properties, net:

As of September 30, 2014 and December 31, 2013, real estate investment properties consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Land and land improvements	$670,066	$904,409
Leasehold interests and improvements	273,899	311,560
Buildings	955,034	926,098
Equipment	668,221	692,854
Less: accumulated depreciation and amortization	(676,638)	(765,948)

	$1,890,582	$2,068,973

For the nine months ended September 30, 2014 and 2013, the Company had depreciation and amortization expenses of approximately $91.3 million and $83.0 million, respectively, excluding properties that the Company classified as assets held for sale.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

5.	Assets Held for Sale, net and Discontinued Operations:

Assets Held for Sale, net — As of December 31, 2013, the Company classified five properties as assets held for sale. During the nine months ended September 30, 2014, the following transactions occurred:

•	The Company approved a plan to sell its golf portfolio (consisting of 48 properties) and one family entertainment center and classified those properties as assets held for sale.

•	The Company sold 47 properties consisting of 46 golf properties and one multi-family residential property. In connection with these transactions, the Company received aggregate net sales proceeds of approximately $370.8 million and recorded a net gain of approximately $4.0 million. The remaining two golf properties are expected to be sold by the end of the year.

•	The Company decided to discontinue marketing the sale of five properties, four of which were previously classified as assets held for sale as of December 31, 2013. The five properties were reclassified as held and used. In September 2014, the Company recorded an adjustment representing the catch up in depreciation and amortization expenses that would have been recognized had the properties been continuously classified as held and used.

As of September 30, 2014, the Company had classified two golf properties as assets held for sale. The following table presents the net carrying value of the properties classified as held for sale (in thousands):

	September 30,	December 31,
	2014	2013
Real estate investment properties, net
Land and land improvements	$10,854	$40,097
Building and building improvements	2,142	47,989
Equipment	265	2,708

Total	$13,261	$90,794

Discontinued Operations — The Company classified the revenues and expenses related to all real estate properties sold and all real estate properties considered as assets held for sale, which were not accounted for under the equity method of accounting, as of September 30, 2014, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

The following table is a summary of income (loss) from discontinued operations for the quarter and nine months ended September 30, 2014 and 2013 (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$15,891	$17,245	$51,940	$52,073
Expenses	(11,600)	(11,860)	(32,226)	(33,952)
Impairment provision	—	—	(4,464)	—
Depreciation and amortization	—	(7,618)	(4,891)	(22,577)

Operating income (loss)	4,291	(2,233)	10,359	(4,456)
Gain from sale of properties	3,953	2	3,883	2,085
Loss on extinguishment of debt (1)	(8,293)	—	(5,690)	—
Other expense (2)	(1,331)	(1,805)	(7,364)	(5,904)

Income (loss) from discontinued operations	$(1,380)	$(4,036)	$1,188	$(8,275)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

5.	Assets Held for Sale, net and Discontinued Operations (Continued):

FOOTNOTES:

(1)	During the quarter and nine months ended September 30, 2014, the Company recorded loss on extinguishment of debt from the sale of its 46 golf properties. In addition, during the nine months ended September 30, 2014, the Company recorded gain on extinguishment of debt from the sale of its multi-family residential property.
(2)	Amounts include amortization of loss and loss on termination of cash flow hedge of approximately $3.0 million for the nine months ended September 30, 2014. In addition, amounts include amortization of loss on termination of cash flow hedge of approximately $0.4 million and $1.2 million for the quarter and nine months ended September 30, 2013, respectively. See Note 11. “Derivative Instruments and Hedging Activities” for additional information.

6.	Intangibles, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	Gross			September 30, 2014
	Carrying	Accumulated		Net Book
Intangible Assets	Amount	Amortization	Disposal (2)	Value
In place leases	$34,858	$(20,317)	$(1,282)	$13,259
Trade name (finite-lived)	9,060	(1,852)	(7,208)	—
Trade name (infinite-lived)	12,322	—	—	12,322
Above-market leases (1)	4,566	(101)	—	4,465

Total	$60,806	$(22,270)	$(8,490)	$30,046

	Gross		December 31, 2013
	Carrying	Accumulated	Net Book
Intangible Assets	Amount	Amortization	Value
In place leases	$34,745	$(17,513)	$17,232
Trade name (finite-lived)	9,060	(1,789)	7,271
Trade name (infinite-lived)	12,419	—	12,419

Total	$56,224	$(19,302)	$36,922

FOOTNOTES:

(1)	The Company recorded above-market lease intangible in connection with the acquisition of two senior housing properties.
(2)	In connection with the sale of the 46 golf properties, the Company disposed of the above intangible assets.

The estimated future amortization expense for the Company’s finite-lived intangible assets as of September 30, 2014 is as follows (in thousands):

	In-place Lease	Above-market Lease	Total Intangible Assets
2014	$994	$121	$1,115
2015	2,718	485	3,203
2016	1,189	485	1,674
2017	1,056	485	1,541
2018	886	485	1,371
Thereafter	6,416	2,404	8,820

Total	$13,259	$4,465	$17,724

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

7.	Operating Leases:

As of December 31, 2013, the Company leased 72 properties under long-term, triple-net leases to third-parties. During the nine months ended September 30, 2014, the Company sold 47 properties, of which 34 properties were previously subject to long-term triple-net leases. During the same period, the Company also acquired nine senior housing properties and transitioned four marinas from leased to managed structures. As of September 30, 2014, the Company leased 43 properties under long-term triple-net leases to third-parties.

The following is a schedule of future minimum lease payments to be received under the non-cancellable operating leases with third-parties at September 30, 2014 (in thousands):

2014	$27,268
2015	120,233
2016	122,226
2017	124,274
2018	125,884
Thereafter	1,157,479

Total	$1,677,364

8.	Variable Interest and Unconsolidated Entities:

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

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Assets
Real estate investment properties, net	$176,249	$184,306
Other assets	$25,012	$29,075
Liabilities
Mortgages and other notes payable	$51,420	$87,095
Other liabilities	$11,819	$13,214

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities, which totaled approximately $138.0 million and $113.1 million as of September 30, 2014 and December 31, 2013, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

8.	Variable Interest and Unconsolidated Entities (Continued):

Unconsolidated Entities —As of September 30, 2014, the Company holds ownership in two ventures, the DMC Partnership and the Intrawest Venture. Of these, the Intrawest Venture was deemed a VIE in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partner in the Intrawest Joint Venture, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is limited to the carrying amount of its investment in the venture, which totaled approximately $22.8 million and $25.2 million as of September 30, 2014 and December 31, 2013, respectively.

The Intrawest Venture is working with the Canada Revenue Agency to resolve matters related to one of its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $14.6 million. However, the Intrawest Venture believes the more likely than not resolution will be approximately $1.4 million. As such, an accrual of $1.4 million has been reflected in the financial information of the Intrawest Venture.

In June 2014, the Intrawest Venture decided to discontinue marketing for sale six of its seven village retail properties. As a result, the properties no longer met the asset held for sale criteria and the Intrawest Venture recorded an adjustment representing the catch up in depreciation and amortization expense that would have been recognized had the properties been continuously classified as held and used. The properties were reclassified as held and used at the lower of adjusted carrying value, which was lower than its fair value so no gain or loss was recorded with the reclassification. The Intrawest Venture continues to pursue the sale of the seventh village retail property and expects to complete the sale during 2015.

The following tables present financial information for the Company’s unconsolidated entities for the quarter and nine months ended September 30, 2014 and 2013 (in thousands):

Summarized operating data:

	Quarter Ended September 30, 2014
	DMC	Intrawest
	Partnership	Venture		Total
Revenues	$6,870	$4,258		$11,128
Property operating expenses	(305)	(2,256)		(2,561)
Depreciation and amortization	(2,327)	(1,118)		(3,445)
Interest expense	(1,909)	(1,125)		(3,034)

Income (loss) from continuing operations	2,329	(241)		2,088
Discontinued operations (3)	—	266		266

Net income	$2,329	$25		$2,354

Loss allocable to other venture partners (1)	$(532)	$(406	)(2)	$(938)

Income allocable to the Company (1)	$2,861	$431		$3,292
Amortization of capitalized costs	(64)	(52)		(116)

Equity in earnings of unconsolidated entities	$2,797	$379		$3,176

Distributions declared to the Company	$2,859	$742		$3,601

Distributions received by the Company	$2,829	$492		$3,321

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

8.	Variable Interest and Unconsolidated Entities (Continued):

Summarized operating data:

	Quarter Ended September 30, 2013
	DMC	Intrawest		CNLSun I	CNLSun II	CNLSun III
	Partnership	Venture		Venture (4)	Venture (4)	Venture (4)	Total
Revenues	$6,870	$4,142		$—	$—	$—	$11,012
Property operating expenses	(205)	(2,236)		—	—	—	(2,441)
Depreciation and amortization	(2,237)	—		—	—	—	(2,237)
Interest expense	(1,986)	(1,131)		—	—	—	(3,117)
Interest and other income (expense)	1	(1)		—	—	—	—

Income from continuing operations	2,443	774		—	—	—	3,217
Discontinued operations (3)	—	274		—	—	—	274

Net income	$2,443	$1,048		$—	$—	$—	$3,491

Loss allocable to other venture partners (1)	$(416)	$(406	)(2)	$—	$—	$—	$(822)

Income allocable to the Company (1)	$2,859	$1,454		$—	$—	$—	$4,313
Amortization of capitalized costs	(108)	(58)		—	—	—	(166)

Equity in earnings of unconsolidated entities	$2,751	$1,396		$—	$—	$—	$4,147

Distributions declared to the Company	$2,860	$620		$—	$—	$—	$3,480

Distributions received by the Company	$2,829	$348		$3,920	$522	$835	$8,454

	Nine Months Ended September 30, 2014
	DMC	Intrawest
	Partnership	Venture		Total
Revenues	$21,649	$12,859		$34,508
Property operating expenses	(569)	(6,986)		(7,555)
Depreciation and amortization	(6,779)	(5,455)		(12,234)
Interest expense	(5,743)	(3,534)		(9,277)

Income (loss) from continuing operations	8,558	(3,116)		5,442
Discontinued operations (3)	—	812		812

Net income (loss)	$8,558	$(2,304)		$6,254

Income (loss) allocable to other venture partners (1)	$72	$(1,205	)(2)	$(1,133)

Income (loss) allocable to the Company (1)	$8,486	$(1,099)		$7,387
Amortization of capitalized costs	(280)	(158)		(438)

Equity in earnings (loss) of unconsolidated entities	$8,206	$(1,257)		$6,949

Distributions declared to the Company	$8,485	$1,892		$10,377

Distributions received by the Company	$8,485	$1,411		$9,896

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

8.	Variable Interest and Unconsolidated Entities (Continued):

	Nine Months Ended September 30, 2013
	DMC	Intrawest		CNLSun I	CNLSun II	CNLSun III
	Partnership	Venture		Venture (4)	Venture (4)	Venture (4)	Total
Revenues	$21,192	$12,724		$71,287	$19,654	$21,549	$146,406
Property operating expenses	(450)	(6,998)		(45,999)	(15,439)	(14,609)	(83,495)
Depreciation and amortization	(6,786)	—		(10,994)	(2,244)	(2,874)	(22,898)
Interest expense	(5,936)	(3,489)		(16,154)	(2,057)	(2,928)	(30,564)
Interest and other income (expense)	4	(2)		20	—	—	22

Income (loss) from continuing operations	8,024	2,235		(1,840)	(86)	1,138	9,471
Discontinued operations (3)	—	893		—	—	—	893

Net income (loss)	$8,024	$3,128		$(1,840)	$(86)	$1,138	$10,364

Income (loss) allocable to other venture partners (1)	$(461)	$(1,205	)(2)	$(1,341)	$(8)	$1,788	$(1,227)

Income (loss) allocable to the Company (1)	$8,485	$4,333		$(499)	$(78)	$(650)	$11,591
Amortization of capitalized costs	(325)	(175)		(1,305)	(431)	(172)	(2,408)

Equity in earnings (loss) of unconsolidated entities	$8,160	$4,158		$(1,804)	$(509)	$(822)	$9,183

Distributions declared to the Company	$8,486	$1,737		$7,797	$1,039	$1,660	$20,719

Distributions received by the Company	$8,478	$1,807		$11,750	$1,567	$4,965	$28,567

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its venture partner using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)	This amount includes the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.
(3)	This amount represents the one village retail property that remains classified as an asset held for sale.
(4)	In July 2013, the Company completed the sale of its interest in 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III ventures. As such, summarized operating data for these ventures is reported through June 30, 2013.

As of September 30, 2014 and December 31, 2013, the Company’s share of partners’ capital determined under HLBV was approximately $121.9 million and $124.9 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $8.1 million and $7.4 million, respectively.

9.	Mortgages and Other Notes Receivable, net:

In December 2013, the Company recorded a loan loss provision in anticipation of a troubled debt restructure on one of its notes receivable, which was collateralized by a ski property, as a result of the borrower having financial difficulties. In April 2014, the Company completed the troubled debt restructure which reduced the fixed interest rates with a cap of 11% to a fixed interest rate of 6.5% through the end of 2014 and 7% from January 2015 through December 2018. In addition, the maturity date was accelerated from September 2022 to a new maturity date of December 2018. The loan requires interest only payments with principal payment at maturity. The modification is effective as of September 1, 2013.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

9.	Mortgages and Other Notes Receivable, net (Continued):

During the nine months ended September 30, 2014, the Company foreclosed on an attractions property that served as collateral on one of its mortgage notes receivable. The estimated fair value of the collateral was $7.9 million, which approximated the carrying value of the loan. In addition, the Company recorded a loan loss provision of approximately $3.3 million on one of its mortgage and other notes receivable as a result of uncertainty related to the collectability of the note receivable. Furthermore, during the same period, the Company received approximately $83.5 million in repayment of loans, mostly related to loans which matured during 2014.

The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $19.9 million and $112.2 million as of September 30, 2014 and December 31, 2013, respectively, based on discounted cash flows for each individual instrument based on market interest rates as of September 30, 2014 and December 31, 2013, respectively. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts and other receivables approximates the carrying value as of September 30, 2014 and December 31, 2013 because of the relatively short maturities of the receivables.

The following is a schedule of future principal maturities for all mortgages and other notes receivable (in thousands):

2014	$18
2015	57
2016	3,329
2017	1,500
2018	—
Thereafter	16,620

Total	$21,524

10.	Indebtedness:

Mortgages and Other Notes Payable — In February 2014, the Company obtained a $40.0 million loan with an existing third-party lender. The loan bears interest at 30-day LIBOR plus 3.50% with a 1.50% LIBOR floor and matures in April 2017. This is a supplement to one of the Company’s existing loans which is collateralized by six ski and mountain lifestyle properties of which one of the properties is a VIE due to a potential future buy-out option. See Note 8. “Variable Interest and Unconsolidated Entities” above for additional information. The other terms of the existing loan remain the same.

In June 2014, the Company extended the maturity date of its $105.0 million collateralized bridge loan from June 30, 2014 to December 20, 2014 and paid an extension fee of 0.25%. Simultaneously with exercising its extension option, the Company repaid $7.0 million of the principal balance.

In July 2014, the Company acquired three properties and assumed the fair value of three loans with a principal outstanding balance of approximately $25.5 million. The loans bear interest ranging from 4.7% to 6.9% and mature between October 2018 and January 2019. In addition to the three loans assumed, the Company obtained two supplemental loans with a third-party lender in an aggregate amount of approximately $7.1 million to partially fund an acquisition. The loans bear interest at an annual fixed rate of 4.82% and mature in October 2018.

During the nine months ended September 30, 2014, the Company repaid loans with an aggregate outstanding principal balance of approximately $185.4 million primarily with the net sales proceeds received from the sale of 47 properties (one multi-family residential and 46 golf properties) and proceeds from its revolving line of credit. The loans repaid were primarily collateralized by the properties sold.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

10.	Indebtedness (Continued):

Senior Notes, Net of Discount — During the quarter ended September 30, 2014, the Company repurchased at a premium the face value of $24.5 million of its senior notes and recorded a loss of approximately $1.6 million, including the write-off of unamortized loan costs.

Line of Credit — During the nine months ended September 30, 2014, the Company funded the acquisition of three senior housing properties of approximately $37.8 million through its revolving line of credit and repaid $30.0 million. As of September 30, 2014, Company’s revolving line of credit had an outstanding principal balance of $122.5 million.

The following is a schedule of future principal payments and maturities for all indebtedness (in thousands):

2014	$145,000
2015	175,513
2016	110,546
2017	128,109
2018	140,769
Thereafter	427,365

Total	$1,127,302

Certain of the Company’s loans require the Company to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total assets ratio and limitations on distributions except as required to maintain the Company’s REIT status. In addition, under the terms of the indenture governing the senior notes which place certain limitations on the Company and certain of its subsidiaries, cash distributions may not exceed 95% of the adjusted funds from operations as defined in the indenture. The Company was in compliance with all applicable provisions as of September 30, 2014.

The estimated fair values of mortgages and other notes payable and the line of credit were approximately $752.6 million and $803.7 million as of September 30, 2014 and December 31, 2013, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair values of the senior notes was approximately $384.1 million and $410.4 million as of September 30, 2014 and December 31, 2013, respectively, based on prices traded for similar or identical instruments in active or inactive markets and is categorized as Level 2 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of September 30, 2014 and December 31, 2013 because of the relatively short maturities of the obligations.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

11.	Derivative Instruments and Hedging Activities (Continued):

As of December 31, 2013, the Company had five interest rate swaps that were designed as cash flow hedges of interest payments from their inception. During the nine months ended September 30, 2014, three of the loans were paid in full and the corresponding interest rate swaps with an aggregate notional amount of approximately $97.7 million were suspended. As a result, the ineffective portion of the change in fair value resulting from the termination of hedges included in the accompanying condensed consolidated balance sheets was reclassified to interest expense and loan cost amortization in the accompanying condensed consolidated statements of operations in both income (loss) from continuing and discontinued operations for the nine months ended September 30, 2014. As of September 30, 2014, the Company had two interest rate swaps. The fair value of the Company’s derivative financial instruments is included in other liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013.

The following table summarizes the gross and net amounts of the Company’s derivative financial instruments (in thousands):

	As of September 30, 2014			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$8,490	$(694)	$—	$(694)	$(694)	$—	$(694)
$14,775	$(345)	$—	$(345)	$(345)	$—	$(345)

		As of December 31, 2013			Gross Amounts Not Offset in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$61,042	(2)	$(1,748)	$—	$(1,748)	$(1,748)	$—	$(1,748)
$8,746		$(743)	$—	$(743)	$(743)	$—	$(743)
$16,603	(1)(2)	$(233)	$—	$(233)	$(233)	$—	$(233)
$15,450		$(524)	$—	$(524)	$(524)	$—	$(524)
$24,811	(2)	$(446)	$—	$(446)	$(446)	$—	$(446)

FOOTNOTES:

(1)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.4%. The notional amount had been converted from Canadian dollars to U.S. dollars at an exchange rate of 0.94 Canadian dollars for $1.00 U.S. dollar on December 31, 2013.
(2)	During the nine months ended September 30, 2014, the Company terminated three interest rate swaps because the corresponding loans were repaid in full.

As of September 30, 2014, the Company’s remaining two hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

12.	Fair Value Measurements:

The Company had two investment properties that were classified as assets held for sale and carried at fair value less estimated costs to sell as of September 30, 2014 based on information received from a potential buyer. In addition, the Company had 48 investment properties carried at fair value less estimated costs to sell as of December 31, 2013. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include comparable sales transactions and information from potential buyers.

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

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of September 30, 2014 and December 31, 2013, as follows (in thousands):

	Fair Value
	Measurement
	as of
	September 30,
	2014	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$13,261	$—	$—	$13,261

Liabilities:
Derivative instruments	$1,039	$—	$1,039	$—

	Fair Value
	Measurement
	as of
	December 31,
	2013	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$90,794	$—	$—	$90,794

Real estate investment properties, net carried at fair value	$304,703	$—	$—	$304,703

Liabilities:
Derivative instruments	$3,694	$—	$3,694	$—

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

13.	Related Party Arrangements:

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

For the quarters and nine months ended September 30, 2014 and 2013, respectively, the Advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Acquisition fees:
Acquisition fees from distribution reinvestment plan (1)	$—	$322	$319	$963
Acquisition fees from debt proceeds (2)	—	—	1,521	234

Total	—	322	1,840	1,197

Asset management fees (3)	7,506	8,241	23,584	26,665

Reimbursable expenses: (4)
Acquisition costs	64	44	202	161
Operating expenses	1,710	1,627	5,213	5,307

Total	1,774	1,671	5,415	5,468

Total fees earned and reimbursable expenses	$9,280	$10,234	$30,839	$33,330

FOOTNOTES:

(1)	Amounts are recorded as acquisition fees and costs in the accompanying unaudited condensed consolidated statements of operations. Effective April 1, 2014, the Advisor eliminated this fee going forward.
(2)	Amounts are recorded as loan costs and are included as part of other assets in the accompanying unaudited condensed consolidated balance sheets. Effective April 1, 2014, the Advisor eliminated this fee going forward.
(3)	Amounts are recorded as asset management fees to Advisor including fees related to properties that are classified as assets held for sale that are included as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. Effective April 1, 2014, the asset management fees to Advisor were reduced as described above.
(4)	Amounts representing acquisition costs are recorded as part of acquisition fees and costs in the accompanying condensed consolidated statements of operations. Amounts representing operating expenses are recorded as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Due to the Advisor and its affiliates:
Operating expenses	$543	$671
Acquisition fees and expenses	21	354

Total	$564	$1,025

The Company also maintains accounts at a bank in which the Company’s chairman serves as a director. The Company had deposits at that bank of approximately $15.0 million and $8.6 million as of September 30, 2014 and December 31, 2013, respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

14.	Stockholders’ Equity:

Distribution Reinvestment Plan — On September 4, 2014, the Company’s board of directors (“Board”) approved the suspension of its distribution reinvestment plan (“DRP”), effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP will receive cash distributions instead of additional shares in the Company. For the nine months ended September 30, 2014, the Company received aggregate proceeds of approximately $27.2 million (representing 4.0 million shares) through its DRP.

Distributions — For the nine months ended September 30, 2014, the Company declared and paid distributions of approximately $103.3 million ($0.3189 per share).

Redemption of Shares — The aggregate amount of funds under the redemption plan was determined on a quarterly basis in the sole discretion of the Company’s Board and was less than and did not exceed the aggregate proceeds from the Company’s DRP subject to limitations established by the Company’s Board from time to time.

Prior to March 2014, the Company’s redemption plan provided for redemptions of its common stock at prices ranging between 92.5% and 100.0% of its current estimated NAV per share, depending on the length of time that the shares were owned. In March 2014, the Company’s Board approved the Fourth Amended and Restated Redemption Plan which discontinued the tiered redemption price structure and permitted shares that have been held for at least one year to be submitted for redemption at an amount equal to the Company’s NAV per share as of the redemption date. In March 2014, the Company’s Board approved a revised estimated net asset value (“NAV”) of $6.85 per share as of December 31, 2013.

In September 2014, the Company’s Board approved the suspension of the Company’s redemption plan effective as of September 26, 2014. Pursuant to the redemption plan, all redemption requests received in good order by September 26, 2014, were processed and those deemed priority requests and all approved qualified hardship requests were redeemed as of September 30, 2014, subject to the limitations of the redemption plan. All other redemption requests received by September 26, 2014, will be placed in the redemption queue. However, the Company will not accept or otherwise process any additional redemption requests after September 26, 2014 unless the redemption plan is reinstated by the Board, which is not expected at this time. There is no guarantee that the redemption plan will be reinstated by the Board.

During the nine months ended September 30, 2014, the Company redeemed approximately $9.4 million (1.4 million shares). The following details the Company’s redemptions for the nine months ended September 30, 2014 (in thousands, except per share data):

2014 Quarters	First	Second	Third	Year-To-Date
Requests in queue	10,547	10,798	10,809	10,547
Redemptions requested	778	864	1,355	2,997
Shares redeemed:
Prior period requests	(135)	(80)	(60)	(275)
Current period requests	(300)	(369)	(439)	(1,108)
Adjustments (1)	(92)	(404)	(93)	(589)

Pending redemption requests (2)	10,798	10,809	11,572	11,572

Average price paid per share	$6.85	$6.85	$6.81 (3)	$6.84

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that were not fulfilled in whole during a particular quarter were redeemed on a pro rata basis to the extent funds were made available pursuant to the redemption plan. Pending requests as of September 30, 2014 will remain in queue and will not be redeemed at this time because the redemption plan has been suspended.
(3)	Redeemed certain shares for less than the estimated NAV of $6.85 per share because they were purchased on a secondary market at a price less than $6.85 per share.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

15.	Supplemental Condensed Consolidating Financial Statements:

The Company has senior notes outstanding which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional. The following summarizes the Company’s unaudited condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013, statement of operations, statement of comprehensive income (loss) and statement of cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

Condensed Consolidating Balance Sheet:

	As of September 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Real estate investment properties, net	$—	$541,688	$1,348,894	$—	$1,890,582
Cash	218,869	26,117	32,136	—	277,122
Investments in unconsolidated entities	—	129,990	—	—	129,990
Investments in subsidiaries	1,448,023	1,140,802	1,396,120	(3,984,945)	—
Deferred rent and lease incentives	—	24,967	28,407	—	53,374
Restricted cash	12	28,731	23,978		52,721
Other assets	9,044	16,558	19,415	—	45,017
Intangibles, net	—	5,076	24,970	—	30,046
Accounts and other receivables, net	—	8,702	13,500	—	22,202
Mortgages and other notes receivable, net	—	50,050	15,612	(45,111)	20,551
Assets held for sale, net	—	13,261	—	—	13,261

Total Assets	$1,675,948	$1,985,942	$2,903,032	$(4,030,056)	$2,534,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$—	$195,610	$482,915	$(44,013)	$634,512
Senior notes, net of discount	370,321	—	—	—	370,321
Line of credit	—	122,500	—	—	122,500
Other liabilities	—	20,138	41,250	—	61,388
Accounts payable and accrued expenses	17,547	17,383	24,216	(1,097)	58,049
Due to affiliates	548	9	7	—	564

Total Liabilities	388,416	355,640	548,388	(45,110)	1,247,334

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,252	—	—	—	3,252
Capital in excess of par value	2,864,036	6,143,364	8,729,686	(14,873,050)	2,864,036
Accumulated earnings (deficit)	(400,220)	146,499	135,794	(282,293)	(400,220)
Accumulated distributions	(1,176,750)	(4,659,561)	(6,508,050)	11,167,611	(1,176,750)
Accumulated other comprehensive loss	(2,786)	—	(2,786)	2,786	(2,786)

	1,287,532	1,630,302	2,354,644	(3,984,946)	1,287,532

Total Liabilities and Stockholders’ Equity	$1,675,948	$1,985,942	$2,903,032	$(4,030,056)	$2,534,866

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

15.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Balance Sheet:

	As of December 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Real estate investment properties, net	$—	$846,914	$1,222,059	$—	$2,068,973
Cash	37,668	15,671	18,235	—	71,574
Investments in unconsolidated entities	—	132,324	—	—	132,324
Investments in subsidiaries	1,726,328	1,150,443	1,865,714	(4,742,485)	—
Restricted cash	33	26,595	24,707	—	51,335
Deferred rent and lease incentives	—	29,839	27,539	—	57,378
Other assets	11,355	15,829	25,126	—	52,310
Intangibles, net	—	18,094	18,828	—	36,922
Accounts and other receivables, net	—	12,241	8,839	—	21,080
Mortgages and other notes receivable, net	—	45,947	114,469	(42,453)	117,963
Assets held for sale, net	—	6,106	84,688	—	90,794

Total Assets	$1,775,384	$2,300,003	$3,410,204	$(4,784,938)	$2,700,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$—	$246,295	$555,433	$(41,536)	$760,192
Senior notes, net of discount	394,419	—	—	—	394,419
Line of credit	—	50,000	—	—	50,000
Other liabilities	—	33,447	43,369	—	76,816
Accounts payable and accrued expenses	11,584	13,526	25,630	(917)	49,823
Due to affiliates	1,003	8	14	—	1,025

Total Liabilities	407,006	343,276	624,446	(42,453)	1,332,275

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,226	—	—	—	3,226
Capital in excess of par value	2,846,265	6,027,607	8,700,131	(14,727,738)	2,846,265
Accumulated earnings (deficit)	(401,985)	58,777	9,853	(68,630)	(401,985)
Accumulated distributions	(1,073,422)	(4,129,657)	(5,918,520)	10,048,177	(1,073,422)
Accumulated other comprehensive loss	(5,706)	—	(5,706)	5,706	(5,706)

	1,368,378	1,956,727	2,785,758	(4,742,485)	1,368,378

Total Liabilities and Stockholders’ Equity	$1,775,384	$2,300,003	$3,410,204	$(4,784,938)	$2,700,653

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

15.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Quarter Ended September 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$12,226	$25,405	$—	$37,631
Property operating revenues	—	48,026	92,657	—	140,683
Interest income on mortgages and other notes receivable	—	1,220	1,881	(1,136)	1,965

Total revenues	—	61,472	119,943	(1,136)	180,279

Expenses:
Property operating expenses	—	23,585	58,141	—	81,726
Asset management fees to advisor	6,053	—	—	—	6,053
General and administrative	3,998	177	132	—	4,307
Ground lease and permit fees	—	1,700	1,149	—	2,849
Acquisition fees and costs	509		—	—	509
Other operating expenses	452	499	1,219	—	2,170
Bad debt expense (recovery)	—	(47)	112	—	65
Loss (recovery) on lease terminations	—	—	—	—	—
Loan loss provision	—	—	750	—	750
Depreciation and amortization	—	10,096	23,526	—	33,622

Total expenses	11,012	36,010	85,029	—	132,051

Operating income (loss)	(11,012)	25,462	34,914	(1,136)	48,228

Other income (expense):
Interest and other income	6	(3)	772	—	775
Interest expense and loan cost amortization (includes $57 loss on termination of cash flow hedge)	(7,893)	(1,935)	(9,864)	1,136	(18,556)
Loss on extinguishment of debt	(1,591)	(2,603)	2,574	—	(1,620)
Equity in loss of unconsolidated entities	—	3,176	—	—	3,176
Equity in earnings (loss), intercompany	51,113	41,189	70,093	(162,395)	—

Total other income (expense)	41,635	39,824	63,575	(161,259)	(16,225)

Income (loss) from continuing operations	30,623	65,286	98,489	(162,395)	32,003
Income from discontinued operations	—	(1,028)	(352)	—	(1,380)

Net income (loss)	$30,623	$64,258	$98,137	$(162,395)	$30,623

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

15.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Quarter Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$14,530	$16,936	$—	$31,466
Property operating revenues	—	34,429	92,278	—	126,707
Interest income on mortgages and other notes receivable	—	1,169	3,185	(1,101)	3,253

Total revenues	—	50,128	112,399	(1,101)	161,426

Expenses:
Property operating expenses	—	18,419	54,854	—	73,273
Asset management fees to advisor	6,498	—	—	—	6,498
General and administrative	3,275	334	273	—	3,882
Ground lease and permit fees	—	2,041	1,091	—	3,132
Acquisition fees and costs	1,009	—	—	—	1,009
Other operating expenses	248	1,133	957	—	2,338
Bad debt expense	—	886	937	—	1,823
Impairment provision	—	2,740	—	—	2,740
Depreciation and amortization	—	9,923	20,808	—	30,731

Total expenses	11,030	35,476	78,920	—	125,426

Operating income (loss)	(11,030)	14,652	33,479	(1,101)	36,000

Other income (expense):
Interest and other income (expense)	59	(58)	(14)	—	(13)
Bargain purchase gain	—	—	2,653	—	2,653
Interest expense and loan cost amortization	(8,107)	(3,216)	(5,630)	1,101	(15,852)
Gain from sale of unconsolidated entities	—	55,394	—	—	55,394
Equity in earnings of unconsolidated entities	—	4,147		—	4,147
Equity in earnings (loss), intercompany	97,371	106,548	123,357	(327,276)	—

Total other income (expense)	89,323	162,815	120,366	(326,175)	46,329

Income (loss) from continuing operations	78,293	177,467	153,845	(327,276)	82,329
Loss from discontinued operations (includes $414 amortization of loss on termination of cash flow hedges)	—	(3,063)	(973)	—	(4,036)

Net income (loss)	$78,293	$174,404	$152,872	$(327,276)	$78,293

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

15.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Nine Months Ended September 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$41,170	$73,839	$—	$115,009
Property operating revenues	—	81,741	201,323	—	283,064
Interest income on mortgages and other notes receivable	—	3,605	7,814	(3,375)	8,044

Total revenues	—	126,516	282,976	(3,375)	406,117

Expenses:
Property operating expenses	—	54,793	150,462	—	205,255
Asset management fees to advisor	18,999	—	—	—	18,999
General and administrative	11,272	569	1,611	—	13,452
Ground lease and permit fees	—	5,672	4,016	—	9,688
Acquisition fees and costs	2,513	—	—	—	2,513
Other operating expenses	874	1,092	2,062	—	4,028
Bad debt expense	—	(45)	1,107	—	1,062
(Recovery) loss on lease terminations	—	(1,036)	295	—	(741)
Loan loss provision	—	—	3,270	—	3,270
Depreciation and amortization	—	29,250	67,441	—	96,691

Total expenses	33,658	90,295	230,264	—	354,217

Operating income (loss)	(33,658)	36,221	52,712	(3,375)	51,900

Other income (expense):
Interest and other income (expense)	17	150	699	—	866
Interest expense and loan cost amortization (includes $460 loss on termination of cash flow hedge)	(23,691)	(10,335)	(26,671)	3,375	(57,322)
Loss on extinguishment of debt	(1,591)	(2,603)	2,378	—	(1,816)
Equity in earnings of unconsolidated entities	—	6,949	—	—	6,949
Equity in earnings (loss), intercompany	60,688	57,197	95,778	(213,663)	—

Total other income (expense)	35,423	51,358	72,184	(210,288)	(51,323)

Income (loss) from continuing operations	1,765	87,579	124,896	(213,663)	577
Income from discontinued operations (includes ($3,027 amortization of loss and loss on termination of cash flow hedges)	—	143	1,045	—	1,188

Net income (loss)	$1,765	$87,722	$125,941	$(213,663)	$1,765

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

15.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Nine Months Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$48,071	$53,088	$—	$101,159
Property operating revenues	—	59,160	197,462	—	256,622
Interest income on mortgages and other notes receivable	—	3,351	9,814	(3,130)	10,035

Total revenues	—	110,582	260,364	(3,130)	367,816

Expenses:
Property operating expenses	—	44,200	144,979	—	189,179
Asset management fees to advisor	21,445	—	—	—	21,445
General and administrative	11,206	734	918	—	12,858
Ground lease and permit fees	—	5,616	3,986	—	9,602
Acquisition fees and costs	1,922	—	—	—	1,922
Other operating expenses	739	1,121	2,447	—	4,307
Bad debt expense	—	3,100	2,782	—	5,882
Impairment provision	—	45,191	—	—	45,191
Depreciation and amortization	—	29,181	59,406	—	88,587

Total expenses	35,312	129,143	214,518	—	378,973

Operating income (loss)	(35,312)	(18,561)	45,846	(3,130)	(11,157)

Other income (expense):
Interest and other income	174	372	(42)	—	504
Bargain purchase gain	—	—	2,653	—	2,653
Interest expense and loan cost amortization	(23,811)	(11,225)	(16,607)	3,130	(48,513)
Gain from sale of unconsolidated entities	—	55,394	—	—	55,394
Equity in earnings of unconsolidated entities	—	9,183	—	—	9,183
Equity in earnings (loss), intercompany	58,738	114,883	95,606	(269,227)	—

Total other income (expense)	35,101	168,607	81,610	(266,097)	19,221

Income (loss) from continuing operations	(211)	150,046	127,456	(269,227)	8,064
Loss from discontinued operations
Interest expense and loan cost amortization (includes $1,241 amortization of loss on termination of cash flow hedges)	—	(5,409)	(2,866)	—	(8,275)

Net income (loss)	$(211)	$144,637	$124,590	$(269,227)	$(211)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

15.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Other Comprehensive Income (Loss):

	For the Quarter Ended September 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$30,623	$64,258	$98,137	$(162,395)	$30,623

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,478)	—	(1,478)	1,478	(1,478)
Changes in fair value of cash flow hedges:
Amortization of loss and loss on termination of cash flow hedges	56	—	56	(56)	56
Unrealized gain (loss) arising during the period	204	—	204	(204)	204

Total other comprehensive income (loss)	(1,218)	—	(1,218)	1,218	(1,218)

Comprehensive income (loss)	$29,405	$64,258	$96,919	$(161,177)	$29,405

	For the Quarter Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$78,293	$174,404	$152,872	$(327,276)	$78,293

Other comprehensive income (loss):
Foreign currency translation adjustments	410	—	410	(410)	410
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	414	—	414	(414)	414
Unrealized gain (loss) arising during the period	60	—	60	(60)	60

Total other comprehensive income (loss)	884	—	884	(884)	884

Comprehensive income (loss)	$79,177	$174,404	$153,756	$(328,160)	$79,177

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

15.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Other Comprehensive Income (Loss):

	For the Nine Months Ended September 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$1,765	$87,722	$125,941	$(213,663)	$1,765

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,383)	—	(1,383)	1,383	(1,383)
Changes in fair value of cash flow hedges:
Amortization of loss and loss on termination of cash flow hedges	3,487	—	3,487	(3,487)	3,487
Unrealized gain (loss) arising during the period	816	—	816	(816)	816

Total other comprehensive income (loss)	2,920	—	2,920	(2,920)	2,920

Comprehensive income (loss)	$4,685	$87,722	$128,861	$(216,583)	$4,685

	For the Nine Months Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$(211)	$144,637	$124,590	$(269,227)	$(211)

Other comprehensive income (loss):
Foreign currency translation adjustments	(804)	—	(804)	804	(804)
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	1,241	—	1,241	(1,241)	1,241
Unrealized gain arising during the period	1,459	—	1,459	(1,459)	1,459

Total other comprehensive income	1,896	—	1,896	(1,896)	1,896

Comprehensive income (loss)	$1,685	$144,637	$126,486	$(271,123)	$1,685

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

15.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Nine Months Ended September 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(51,615)	$76,708	$107,725	$—	$132,818

Investing activities:
Acquistion of property	—	—	(128,390)	—	(128,390)
Capital expenditures	—	(24,306)	(31,582)	—	(55,888)
Proceeds from sale of properties	—	291,620	79,154	—	370,774
Collection of mortgage loans receivable	—	—	83,459	—	83,459
Changes in restricted cash	21	(2,606)	709	—	(1,876)
Other	614	148	61	—	823
Intercompany investing	342,212	—	—	(342,212)	—

Net cash provided by (used in) investing activities	342,847	264,856	3,411	(342,212)	268,902

Financing activities:
Redemptions of common stock	(9,412)	—	—	—	(9,412)
Distributions to stockholders, net of reinvestments	(76,119)	—	—	—	(76,119)
Proceeds under line of credit	—	102,500	—	—	102,500
Proceeds from mortgage loans and other notes payable	—	—	57,790	—	57,790
Principal payments on line of credit	—	(30,000)	—	—	(30,000)
Principal payments on mortgage loans and senior notes	(24,500)	(90,480)	(116,866)	—	(231,846)
Principal payments on capital leases	—	(2,642)	(1,903)	—	(4,545)
Payment of entrance fee refunds	—	—	(1,257)	—	(1,257)
Payment of loan costs	—	(544)	(2,660)	—	(3,204)
Intercompany financing	—	(309,952)	(32,260)	342,212	—

Net cash provided by (used in) financing activities	(110,031)	(331,118)	(97,156)	342,212	(196,093)

Effect of exchange rate fluctuation on cash	—	—	(79)	—	(79)

Net increase in cash	181,201	10,446	13,901	—	205,548
Cash at beginning of period	37,668	15,671	18,235	—	71,574

Cash at end of period	$218,869	$26,117	$32,136	$—	$277,122

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

15.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Nine Months Ended September 30, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(55,324)	$95,174	$93,185	$—	$133,035

Investing activities:
Acquistion and deposits on real estate investments	—	—	(83,451)	—	(83,451)
Capital expenditures	—	(21,715)	(31,007)	—	(52,722)
Proceeds from sale of properties	—	11,000	—	—	11,000
Proceeds from sale of unconsolidated entities	—	195,446	—	—	195,446
Proceeds from release of collateral on loan payable	—	—	11,167	—	11,167
Collection of mortgage loans receivable	—	35	4,185	—	4,220
Changes in restricted cash	1	(5,765)	(6,613)	—	(12,377)
Other	(250)	57	(331)	—	(524)
Intercompany investing	164,660	—	—	(164,660)	—

Net cash provided by (used in) investing activities	164,411	179,058	(106,050)	(164,660)	72,759

Financing activities:
Redemptions of common stock	(8,954)	—	—	—	(8,954)
Distributions to stockholders, net of reinvestments	(60,180)	—	—	—	(60,180)
Proceeds under line of credit	—	50,000	—	—	50,000
Proceeds from mortgage loans and other notes payable	—	—	30,000	—	30,000
Principal payments on line of credit	—	(145,000)	—	—	(145,000)
Principal payments on mortgage loans and senior notes	—	(7,431)	(4,887)	—	(12,318)
Principal payments on capital leases	—	(2,007)	(1,306)	—	(3,313)
Payment of loan costs	—	—	(751)	—	(751)
Intercompany financing	—	(163,873)	(787)	164,660	—

Net cash provided by (used in) financing activities	(69,134)	(268,311)	22,269	164,660	(150,516)

Effect of exchange rate fluctuation on cash	—	—	(6)	—	(6)

Net increase in cash	39,953	5,921	9,398	—	55,272
Cash at beginning of period	39,219	14,125	19,880	—	73,224

Cash at end of period	$79,172	$20,046	$29,278	$—	$128,496

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

16.	Commitments and Contingencies:

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

17.	Subsequent Events:

In October 2014, the Company repaid one of its loans with a principal outstanding balance of approximately $45.9 million at September 30, 2014 with the net sales proceeds from the sale of 46 golf properties. Also in October 2014, the Company repaid $100.0 million and borrowed $30.0 million on its revolving line of credit. From October 1, 2014 through the date of this filing, the Company repurchased its senior notes with cash on hand at a premium for $53.9 million with a face value of $52.3 million.

The Company holds ownerships in two unconsolidated joint ventures, DMC Partnership and the Intrawest Venture. In October 2014, the DMC Partnership refinanced their existing loans, which had matured in September 2014, with a bridge loan from a new third-party lender for an aggregate principal amount of $131.5 million. The new loan bears interest at 30-day LIBOR plus 1.75% with a 0.25% LIBOR floor and matures in May 2015 with one six-month extension option for a fee of approximately $0.7 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the nine months ended September 30, 2014 and 2013 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2013. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.

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

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. In September 2014, we sold 46 of our 48 golf properties to a third-party buyer. As of November 7, 2014, we had 107 lifestyle properties of which 3 properties (2 consolidated properties and one unconsolidated property held through one joint venture) are classified as held for sale. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 30% in ski and mountain lifestyle, 25% in senior housing, 26% in attractions, 7% in marinas and 12% in additional lifestyle properties.

As a mature real estate investment trust (“REIT”), a significant focus is to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. We are evaluating each of our properties on a rigorous and ongoing basis and in an effort to optimize and enhance the value of our assets, and we have sold or may sell certain properties in preparation for an exit strategy on or before December 31, 2015. In March 2014, we engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist management and our board of directors (“Board”) in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the listing of our common stock. On September 30, 2014, we sold 46 of the 48 properties in our golf portfolio in connection with this analysis. To the extent we determine to sell additional assets or portfolios, we will evaluate them for impairment in accordance with our accounting policy. We anticipate that proceeds from any future sales will be used to retire indebtedness, invest in new assets or to enhance existing assets. We have and may continue to reposition certain assets by making strategic tenant or operator changes for properties that we believe will benefit from a new operator based on specific expertise or geographic concentrations that a particular operator possesses.

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

The following table illustrates property level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties, exclusive of the two golf properties classified as held for sale. We have only included property-level operating performance for consolidated properties in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled to cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We monitor the credit of our tenants by reviewing their rental payment history, timeliness of rent collections, their operational performance on our properties and by monitoring news and industry reports regarding our tenants and their underlying businesses. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented and have included information for both leased and managed properties. We have not included performance data on acquisitions made after January 1, 2013 because we did not own those properties during the entirety of all periods presented below. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes performance of properties leased to third-party tenants and excludes performance of any property acquired during the current period presented. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

	Number of Properties	Quarter Ended September 30,
		2014		2013		Increase/(Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	17	$51,132	$(6,560)	$48,132	$(5,900)	6.2%	-11.2%
Attractions	21	132,288	64,414	122,050	58,578	8.4%	10.0%
Senior housing	20	17,876	5,281	17,470	5,780	2.3%	-8.6%
Marinas	17	12,073	4,475	12,305	5,015	-1.9%	-10.8%

	75	$213,369	$67,610	$199,957	$63,473	6.7%	6.5%

	Number of Properties	Nine Months Ended September 30,
		2014		2013		Increase/(Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	17	$331,994	$90,088	$339,291	$96,581	-2.2%	-6.7%
Attractions	21	235,517	75,265	217,397	64,871	8.3%	16.0%
Senior housing	20	52,829	15,979	51,269	16,929	3.0%	-5.6%
Marinas	17	26,574	8,543	27,780	10,342	-4.3%	-17.4%

	75	$646,914	$189,875	$635,737	$188,723	1.8%	0.6%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the quarter ended September 30, 2014, our tenants and managers reported to us an increase in property-level revenue and EBITDA of 6.7% and 6.5%, respectively, as compared to the same period in the prior year. The increase in property-level revenue was attributable to our ski and mountain lifestyle properties, attractions and senior housing properties. Our ski and mountain lifestyle properties experienced an increase in revenue due to favorable weather conditions for summer operations which includes mountain biking and aerial adventures, as well as strong group and conference business at those resorts with facilities which operate during the non-winter months. However, EBITDA decreased due to higher healthcare costs and a one-time tax credit granted at one of our ski resorts in July of 2013. Our attractions properties experienced an increase due to capital improvements made and our manager’s efforts to promote and drive attendance which resulted in an increase in season pass sales, visitations and in-park spending as compared to prior year. Our senior housing properties experienced an increase in revenue due to higher average rates paid by our residents but EBITDA decreased due to higher resident care expenses, repairs and maintenance expenses, and other operating expenses. The increases were partially offset by our marinas properties. Our marinas properties transitioned from leased to managed structures during the fourth quarter of 2013 and the second quarter of 2014 resulting in the incurrence of management fees reducing the operating margin on the properties.

Overall, for the nine months ended September 30, 2014, our tenants and managers reported to us an increase in property-level revenue and EBITDA of 1.8% and 0.6%, respectively, as compared to the same period in the prior year. The increase in property-level revenue was attributable to our attractions and senior housing properties. Our attractions properties exhibited an increase due to higher season pass sales and in-park spending as mentioned above. In addition, visitation at our attractions properties increased by 10.3% year-over-

year. Our senior housing properties experienced an increase in revenue due to higher average rates paid by our residents. Although revenues on our senior housing properties increased, EBITDA decreased due to the impact of winter storms in several locations where staff were required to stay in buildings overnight, resulting in certain of our properties incurring overtime costs, as well as higher than normal repairs and maintenance and snow removal costs. The decrease in EBITDA was also due to higher resident care expenses and other operating expenses. The increases were partially offset by our ski and mountain lifestyle properties and marinas properties. Our ski and mountain lifestyle properties experienced a decrease primarily due to properties in the Pacific West (specifically in California) where our properties were challenged with snow levels that were significantly below historic norms during much of the 2013/2014 ski season as a result of warm temperatures and drought conditions. Currently, ski season pass sales at our ski resorts are trending at or slightly ahead of pace except for resorts in the West region. However, an El Niño weather pattern is forecasted for the 2014/2015 ski season, which typically results in more favorable precipitation levels for the Pacific West region. As a result, we are optimistic those ski resorts will exhibit improvements in the upcoming 2014/2015 ski season. On November 3, 2014, due to favorable temperatures and snowmaking conditions in the Northeast region, our ski resort in Maine was the first of our ski resorts to open for the 2014/15 ski season. Our marinas properties experienced a decrease due to the incurrence of management fees on properties as a result of being transitioned from leased to managed structures. Additionally, in December 2013 record-breaking cold temperatures and ice storms at one of our largest marinas caused damage to the docks and other floating structures, which resulted in temporary partial closure of this property, reducing operating results.

When evaluating our senior housing properties’ performance, management reviews operating statistics of the underlying properties, including RevPOU and occupancy levels. RevPOU, which is defined as total revenue divided by number of occupied units, is a widely used performance metric within the healthcare sector. This metric assists us to determine the ability of our operators to achieve market rental rates and to obtain revenues from providing healthcare related services. As of September 30, 2014, the managers for our 20 comparable properties reported to us an increase in occupancy of 0.2% as compared to the same period in 2013 and an increase in RevPOU of 3.6% and 2.9% for the quarter and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase in occupancy and RevPOU were primarily attributable to strong unit demand and an increase in average rate paid by our residents.

The following table presents same store unaudited property-level information for our senior housing properties as of and for the quarter and nine months ended September 30, 2014 and 2013 (in thousands):

	Number of Properties	Occupancy
		As of September 30,		Increase/ (Decrease)
		2014	2013
Senior housing	20	92.7%	92.5%	0.2%

		RevPOU
	Number of Properties	Quarter Ended		Increase/ (Decrease)	Nine Months Ended		Increase/ (Decrease)
		September 30,			September 30,
		2014	2013		2014	2013
Senior housing	20	$3,958	$3,821	3.6%	$3,892	$3,781	2.9%

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

Seasonality also directly impacts certain of our properties where we engage independent third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of November 7, 2014, we had a total of 55 wholly-owned managed properties consisting of one ski and mountain lifestyle property, one golf property, 20 senior housing properties, 16 attractions properties, and 17 marinas. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties.

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

Loan Foreclosure and Provisions. In April 2014, we foreclosed on an attractions property that served as collateral on one of our mortgage notes receivable. The estimated fair value of the collateral was approximately $7.9 million, which approximated the carrying value of the loan.

During the quarter and nine months ended September 30, 2014, we recorded a loan loss provision of approximately $0.8 million and $3.3 million, respectively, on one of our mortgage and other notes receivable as a result of uncertainty related to the collectability of the note receivable.

In December 2013, we recorded a loan loss provision in anticipation of a troubled debt restructure on one of our notes receivable, which was collateralized by a ski property, as a result of the borrower having financial difficulties. In April 2014, we completed the troubled debt restructure which reduced the fixed interest rates with a cap of 11% to a fixed interest rate of 6.5% through end of 2014 and 7% from January 2015 through December 2018. In addition, the maturity date was accelerated from September 2022 to a new maturity date of December 2018. The loan requires interest only payments with principal payment at maturity. The modification is effective as of September 1, 2013.

Exit Strategy Development

As part of maximizing the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for an exit strategy on or before December 31, 2015, as previously reported, we engaged Jefferies LLC (“Jefferies”), a leading global investment banking and advisory firm, in March 2014. We engaged Jefferies to assist management and our board of directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the listing of our common stock. As described further under “Sources of Liquidity and Capital Resources”, on September 30, 2014, we completed the sale of the majority of our golf portfolio and expect to sell the remaining two properties by the end of the year. At this time, we along with our Board, continue to evaluate various strategic alternatives for providing liquidity to our shareholders, which may include but is not limited to: (i) selling additional assets or portfolios, (ii) selling the entire company, (iii) listing our shares on the New York Stock Exchange, (iv) continuing to hold some or all of our remaining assets for a period of time while we aggressively manage them in an effort to continue to grow property net operating income or (v) a combination of certain of these alternatives. While we are in the process of this analysis, our Board may elect not to provide an updated estimate of our net asset value (“NAV”) per share if it believes that doing so could be detrimental to our strategic alternatives process and therefore to our shareholders. The next regularly scheduled update of our estimated NAV per share is scheduled to be as of December 31, 2014. We will provide additional information about the strategic alternatives and our intentions with respect to updating the NAV as warranted based on the progress of our strategic alternatives process over the next few months.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for operating expenses, debt service and cash distributions to stockholders. Generally, our cash needs will be covered by cash generated from our investments including rental income, property operating income from managed properties, interest collected on loans from our borrowers and distributions from our unconsolidated entities. To a lesser extent, through the second quarter of 2014, we also used proceeds from our dividend reinvestment plan (“DRP”) (which was suspended in September 2014) to fund a portion of our cash distributions to stockholders. To the extent we dispose of assets, we plan to use the net sales proceeds to retire indebtedness, invest into new assets or to enhance existing assets. To the extent we acquire additional assets, our primary source of funds will be from property dispositions and borrowings.

We believe that our current liquidity needs for operating expenses, debt service and cash distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash which may include debt proceeds or asset sales proceeds. Additionally, as previously discussed, many of our asset classes experience seasonal fluctuations where they make rental payments to us during their peak operating months. As a result, our operating cash flows will fluctuate due to the seasonality of those properties. We believe that we will be able to refinance or repay our debt as it comes due in the ordinary course of business. From time to time, we will consider open market purchases of our senior notes or other indebtedness when considered advantageous.

Cash Flows. Our primary sources of cash include rental income from operating leases, property operating revenues, collection of principal and interest on loans we make, distributions from our unconsolidated entities, net proceeds from investment dispositions, borrowings under our revolving line of credit, and through the first half of 2014, from subscriptions received for common stock through our DRP (which was suspended in September 2014), offset by payments made for operating expenses, including property operating expenses, asset management fees to our Advisor, debt service payments (principal and interest), and real estate investments (including acquisitions and capital expenditures). The following is a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash at beginning of period	$71,574	$73,224
Cash provided from (used in):
Operating activities	132,818	133,035
Investing activities	268,902	72,759
Financing activities	(196,093)	(150,516)
Effect of foreign currency translation on cash	(79)	(6)

Cash at the end of period	$277,122	$128,496

Sources of Liquidity and Capital Resources

Operating Activities. – Net cash provided from operating activities decreased $0.2 million or 0.2% for the nine months ended September 30, 2014 as compared to the same period in 2013. The change in operating activities for the nine months ended September 30, 2014 as compared to same period in 2013 is primarily attributable to an increase in rental revenue from properties acquired after the third quarter of 2013 as well as increases in “same-store” net operating income from managed properties. The increase was partially offset by (i) swap termination fees paid in connection with the termination of three of our cash flows hedges, (ii) an increase in interest expense on our indebtedness due to additional borrowings, (iii) prepayment penalties in connection with early retirement of certain loans and (iv) a reduction in distributions we received from our unconsolidated joint ventures as a result of the sale of our interest in three unconsolidated senior housing joint ventures.

Proceeds from Sales or Real Estate – As described above in “Exit Strategy Development”, we engaged Jefferies to assist management and our Board in actively evaluating various strategic opportunities including the sale of our assets. As part of this evaluation, in March 2014, we agreed on a plan to sell the golf portfolio consisting of 48 properties, of which 46 properties were sold in September 2014 and expect to sell the remaining two properties by the end of the year. We also sold our multi-family residential property in June 2014. During the nine months ended September 30, 2014 and 2013, we received net sales proceeds from the sale of 47 and three properties, respectively, of approximately $370.8 million and $11.0 million, respectively. We used the net sales proceeds from the sale of the 47 properties during 2014 to pay down the indebtedness associated with the properties sold and to pay down a portion of our line of credit, as further described below under “Uses of Liquidity and Capital Resources”. During the nine months ended September 30, 2013, we received approximately $195.4 million from the sale of our interests in 42 senior housing properties held in three unconsolidated joint ventures. We did not sell any interests in unconsolidated joint ventures during 2014.

Proceeds from Mortgages and other Notes Receivables. During the nine months ended September 30, 2014 and 2013, we collected scheduled principal payments of approximately $83.5 million and $4.2 million, respectively. We used the funds to pay down some of our existing indebtedness as described in “Indebtedness” below. We are not scheduled to receive significant collections of principal in the next twelve months. See “Item 1. Financial Information – Note 9. Mortgages and Other Notes Receivable, net” for a schedule of future principal collections as of September 30, 2014.

Borrowings. In February 2014, we obtained a $40.0 million loan with an existing third-party lender. The loan bears interest at 30-day LIBOR plus 3.50% with a 1.50% LIBOR floor and matures in April 2017. This is a supplement to one of our existing loans which is collateralized by six ski and mountain lifestyle properties of which one of the properties is a VIE due to a potential future buy-out option. See Footnote 8. “Variable Interest and Unconsolidated Entities” above for additional information. The other terms of the existing loan remain the same.

In July 2014, the Company acquired three properties and assumed the fair value of three loans with a principal outstanding balance of approximately $25.5 million. The loans bear interest ranging from 4.7% to 6.9% and mature between October 2018 and January 2019. In addition to the three loans assumed, we obtained two supplemental loans with a third-party lender in an aggregate amount of approximately $7.1 million to partially fund the acquisition. The supplemental loans bear interest at an annual fixed rate of 4.82% and matures in October 2018. During the nine months ended September 30, 2014, we also borrowed $37.8 million to fund the acquisition of three other properties through our revolving line of credit.

Distributions from Unconsolidated Entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. As of September 30, 2014, we had investments in eight properties through two unconsolidated joint ventures, of which one property is classified as held for sale. For the nine months ended September 30, 2014, we received distributions of approximately $9.9 million as compared to approximately $28.6 million for the same period in 2013. The decrease was due to the sale of the 42 senior housing properties held through three unconsolidated senior housing joint ventures in July 2013.

The Intrawest Venture is working with the Canada Revenue Agency to resolve matters related to one of its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $14.6 million. However, the Intrawest Venture believes the more likely than not resolution will be approximately $1.4 million. As such, an accrual of $1.4 million has been reflected in the financial information of the Intrawest Venture.

Distribution Reinvestment Plan. On May 2, 2014, we filed a registration statement on Form S-3 with the SEC for the purpose of registering an additional 20 million shares of our common stock to be offered for sale pursuant to the DRP. For the nine months ended September 30, 2014 and 2013, we received aggregate proceeds of approximately $27.2 million (representing 4.0 million shares) and $41.2 million (representing 5.9 million shares), respectively, through our DRP. The decrease in proceeds received was due to the fact that in September 2014, our Board approved the suspension of our DRP, effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares of our common stock.

Uses of Liquidity and Capital Resources

Indebtedness. We have borrowed and may continue to borrow money to acquire properties, fund ongoing enhancements to our portfolio, and pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of September 30, 2014, our leverage ratio, calculated as total indebtedness over total assets, was 44.5% (47.8% including our share of unconsolidated assets and debts).

During the nine months ended September 30, 2014, we repaid certain loans with an aggregate outstanding principal balance of approximately $185.4 million primarily with the net sales proceeds received from the sale of 47 properties (one multi-family residential and 46 golf properties) as described above, and proceeds from our revolving line of credit described above, in order to take advantage of a lower cost of funds under our line of credit. We also paid $14.9 million in scheduled principal payments under our mortgage loans. In June 2014, we extended the maturity date of our $105.0 million collateralized bridge loan from June 30, 2014 to December 20, 2014 and paid $0.3 million as an extension fee. Simultaneously with exercising our extension option, we repaid $7.0 million of the principal balance. We also used approximately $25.4 million in cash to repurchase at a premium the face value of $24.5 million in our senior notes and recorded a loss of approximately $1.6 million, including the write-off of unamortized loan costs. From October 1, 2014 through the date of this filing, we used cash on hand to repurchased additional senior notes, at a premium, for approximately $53.9 million with the face value of $52.3 million.

During the nine months ended September 30, 2014, we repaid $30.0 million of our revolving line of credit and as of September 30, 2014, our revolving line of credit had an outstanding principal balance of $122.5 million. In October 2014, we repaid approximately $100.0 million on our revolving line of credit with net sales proceeds received from the sale of our 46 golf properties and principal payments received from our mortgage loans receivable, as described above, and borrowed $30 million for working capital and potential additional senior note repurchases.

Certain of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total assets ratio and limitations on distributions except to maintain our REIT status. In addition, under the terms of the indenture governing our senior notes which place certain limitations on us and certain of our subsidiaries, cash distributions may not exceed 95% of the adjusted funds from operations as defined in the indenture. We were in compliance with all applicable provisions as of September 30, 2014.

See “Item 1. Financial Information – Note 10. Indebtedness” for the schedule of future principal payments and maturities for all indebtedness as of September 30, 2014.

Acquisitions and Capital Expenditures. During the nine months ended September 30, 2014, we acquired nine senior housing properties for an aggregate purchase price of approximately $128.4 million, net of debt assumed. During the nine months ended September 30, 2013, we acquired three senior housing properties and one attractions property for an aggregate purchase price of approximately $83.5 million.

During the nine months ended September 30, 2014 and 2013, we funded approximately $55.9 million and $52.7 million, respectively, in capital improvements at our properties.

Related Party Arrangements. Certain affiliates are entitled to receive fees and compensation in connection with the issuance of shares through our DRP, acquisition and operating activities. Amounts incurred relating to these transactions were approximately $25.4 million and $27.9 million for the nine months ended September 30, 2014 and 2013, respectively. Of these amounts, approximately $0.6 million and $1.0 million are included in due to affiliates in the unaudited condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively. In addition, these affiliates are entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our acquisitions and operating activities. Reimbursable expenses for the nine months ended September 30, 2014 and 2013 were approximately $5.4 million and $5.5 million, respectively.

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

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended September 30, 2014 and 2013, operating expenses did not exceed the Expense Cap.

Common Stock Redemptions. Our redemption plan was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. The aggregate amount of funds under the redemption plan was determined on a quarterly basis in the sole discretion of the Board, and was less than and did not exceed the aggregate proceeds from our DRP subject to limitations established by our Board from time to time.

Prior to March 2014, our redemption plan provided for redemptions of our common stock at prices ranging between 92.5% and 100.0% of our current estimated NAV per share, depending on the length of time that the shares were owned. In March 2014, our Board approved the Fourth Amended and Restated Redemption Plan which discontinued the tiered redemption price structure and permitted shares that have been held for at least one year to be submitted for redemption at an amount equal to our NAV per share as of the redemption date. In March 2014, our Board also approved a revised estimated NAV of $6.85 per share as of December 31, 2013.

On September 4, 2014, the Board approved the suspension of redemption plan effective as of September 26, 2014. Pursuant to the redemption plan, all redemption requests received in good order by September 26, 2014, were processed and those deemed priority requests and all approved qualified hardship requests were redeemed as of September 30, 2014, subject to the limitations of the redemption plan. Redeemed shares were considered retired and will not be reissued. All other redemption requests received by September 26, 2014, will be placed in the redemption queue. However, we will not accept or otherwise process any additional redemption requests after September 26, 2014 unless the redemption plan is reinstated by the Board, which is not expected at this time. There is no guarantee that the redemption plan will be reinstated by the Board.

During the nine months ended September 30, 2014, we redeemed approximately $9.4 million (1.4 million shares). The following table presents information about our redemptions by quarter through the nine months ended September 30, 2014 (in thousands, except per share data):

2014 Quarters	First	Second	Third	Year-To-Date
Requests in queue	10,547	10,798	10,809	10,547
Redemptions requested	778	864	1,355	2,997
Shares redeemed:
Prior period requests	(135)	(80)	(60)	(275)
Current period requests	(300)	(369)	(439)	(1,108)
Adjustments (1)	(92)	(404)	(94)	(590)

Pending redemption requests (2)	10,798	10,809	11,571	11,571

Average price paid per share	$6.85	$6.85	$6.81 (3)	$6.84

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that were not fulfilled in whole during a particular quarter were redeemed on a pro rata basis to the extent funds were made available pursuant to the redemption plan. Pending requests as of September 30, 2014 will remain in queue but will not be redeemed because the redemption plan has been suspended as described above.
(3)	Redeemed certain shares for less than the estimated NAV of $6.85 per share because they were purchased on a secondary market at a price less than the estimated NAV.

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

During the nine months ended September 30, 2014 and 2013, we paid $76.1 million and $60.2 million in distributions, net of proceeds received under our DRP. Even though the distribution per share did not change, we used more cash during 2014 to pay our distributions because we received less proceeds from our DRP as a result of suspending the DRP plan effective with the September 2014 distribution, as described above.

The following table presents total distributions declared including cash distributions, distributions reinvested through the first half of 2014 and distributions per share for the nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

					Sources of Distributions Paid in Cash
2014 Quarter	Distributions per share	Total Distributions Declared	Distributions Reinvested (2)	Net Cash Distributions	Cash flows from Operating Activities (1)
First	$0.1063	$34,278	$13,627	$20,651	$37,560
Second	0.1063	34,442	13,582	20,860	39,197
Third	0.1063	34,608	—	34,608	56,061

	$0.3189	$103,328	$27,209	$76,119	$132,818

					Sources of Distributions Paid in Cash
2013 Quarter	Distributions per share	Total Distributions Declared	Distributions Reinvested	Net Cash Distributions	Cash flows from Operating Activities (1)(3)
First	$0.1063	$33,611	$13,714	$19,897	$48,644
Second	0.1063	33,782	13,697	20,085	33,521
Third	0.1063	33,946	13,748	20,198	50,870

	$0.3189	$101,339	$41,159	$60,180	$133,035

FOOTNOTES:

(1)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with debt financings as opposed to operating cash flows. The Board also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

(2)	In September 2014, our Board suspended the DRP and beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares of our common stock.
(3)	The shortfall in cash flows from operating activities versus distributions paid for the second quarter of 2013 was less than 1% and was funded with borrowings. Distributions for other above quarters were funded with cash flows from operating activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2013 for a summary of our Significant Accounting Policies.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

As of September 30, 2014 and 2013, we had invested in 107 and 138 properties, respectively, through the following investment structures:

	September 30,
	2014	2013
Wholly-owned:
Leased properties (3) (4)	43	75
Managed properties (1) (2) (4)	55	54
Unimproved land	1	1
Unconsolidated joint ventures:
Leased properties (4)	8	8

	107	138

FOOTNOTES:

(1)	As of September 30, 2014 and 2013, wholly-owned managed properties are as follows:

	September 30,
	2014	2013
Ski & Mountain lifestyle	1	1
Golf (3)	1	13
Attractions	16	17
Senior housing	20	20
Marinas	17	2
Additional lifestyle	—	1

	55	54

(2)	Under applicable tax regulations, certain properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of September 30, 2014 and 2013, 31 and 29 properties, respectively, were temporarily managed and 24 and 25 properties were indefinitely managed under management agreements, respectively.
(3)	In September 2014, we completed the sale of 46 out of 48 golf properties.
(4)	As of September 30, 2014, two consolidated properties ( one leased and one managed) and one unconsolidated ski and mountain lifestyle property held through one unconsolidated joint venture are classified as held for sale and all are expected to by the end of 2015.

Rental income from operating leases. Rental income for the quarter and nine months ended September 30, 2014 increased by approximately $6.2 million and $13.9 million, respectively as compared to the same periods in 2013 primarily attributable to (i) properties acquired after the third quarter of 2013 which consisted of one attractions and 15 senior housing properties, (ii) capital improvements made at our ski and mountain lifestyle properties that resulted in higher leased basis and (iii) the conversion of one attractions property from managed to leased structure during the first quarter of 2014. The increase was partially offset by the transition of 15 marinas properties from leased to managed structures which were completed during the fourth quarter of 2013 and the second quarter of 2014. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties excluding properties that have been classified as assets held for sale (in thousands):

	Quarter Ended September 30,
Properties Subject to Operating Leases	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$22,876	$20,123	$2,753	13.7%
Attractions	8,830	5,380	3,450	64.1%
Senior housing	5,925	1,263	4,662	369.1%
Marinas	—	4,700	(4,700)	n/a

Total	$37,631	$31,466	$6,165	19.6%

	Nine Months Ended September 30,
Properties Subject to Operating Leases	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$75,114	$72,063	$3,051	4.2%
Attractions	22,505	14,135	8,370	59.2%
Senior housing	15,584	1,283	14,301	1114.7%
Marinas	1,806	13,678	(11,872)	-86.8%

Total	$115,009	$101,159	$13,850	13.7%

As of September 30, 2014 and 2013, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 9.7% and 9.8%, respectively. The decrease in the lease rate is due to the transition of our marinas properties from leased to managed structures which were completed during the fourth quarter of 2013 and the second quarter of 2014. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio may fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

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

	Quarter Ended September 30,
Properties Managed Under Third-Party Managers	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$15,495	$14,310	$1,185	8.3%
Attractions	95,371	94,700	671	0.7%
Senior housing	17,940	17,474	466	2.7%
Marinas	11,877	223	11,654	5226.0%

Total	$140,683	$126,707	$13,976	11.0%

	Nine Months Ended September 30,
Properties Managed Under Third-Party Managers	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$41,449	$39,144	$2,305	5.9%
Attractions	164,458	165,768	(1,310)	-0.8%
Senior housing	52,901	51,280	1,621	3.2%
Marinas	24,256	430	23,826	5540.9%

Total	$283,064	$256,622	$26,442	10.3%

As of September 30, 2014 and 2013, we had a total of 54 and 51 managed properties (excluding properties that we classified as assets held for sale), respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to the transition of 15 marina properties from leased to managed structures which was completed during the fourth quarter of 2013 and the second quarter of 2014. Additionally, our managed attractions properties experienced a 8.4% increase in revenues for the quarter ended September 30, 2014 due to higher visitations, season pass sales and in-park spending which was offset by one attraction that transitioned back to lease at the beginning of 2014, and our Mount Washington Resort which experienced favorable weather conditions for summer operations which includes mountain biking and aerial adventures, as well as strong group and conference business as described above.

Interest income on mortgages and other notes receivable. For the quarter and nine months ended September 30, 2014, we earned interest income of approximately $2.0 million and $8.0 million as compared to $3.3 million and $10.0 million, respectively, for the same periods in 2013. The decrease is primarily attributable to (i) the repayment of two of our loans that were maturing in September 2014, (ii) the restructure of one of our other notes reducing the interest rate which was effective as of September 1, 2013 and (iii) the foreclosure of an attractions property that served as collateral on one of our mortgage notes receivable in April 2014. See “Operator Transitions, Loan Foreclosure and Provisions” above for additional information.

Property operating expenses. Property operating expenses from managed properties increased primarily due to the transition of 15 marina properties from leased to managed structures during the fourth quarter of 2013 and the second quarter of 2014 and increases at our managed attractions properties, offset by reduction from one attraction property that converted back to a lease at the beginning of 2014. The increase was also due to higher resident care costs, repair and maintenance expenses and other operating expenses. The following information summarizes the expenses of our properties that are operated by third-party managers (in thousands):

	Quarter Ended September 30,
Properties Managed Under Third-Party Managers	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$11,565	$11,238	$327	2.9%
Attractions	50,893	49,681	1,212	2.4%
Senior housing	12,525	11,635	890	7.6%
Marinas	6,743	719	6,024	837.8%

Total	$81,726	$73,273	$8,453	11.5%

	Nine Months Ended September 30,
Properties Managed Under Third-Party Managers	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$34,477	$33,446	$1,031	3.1%
Attractions	119,133	120,492	(1,359)	-1.1%
Senior housing	36,951	34,228	2,723	8.0%
Marinas	14,694	1,013	13,681	1350.5%

Total	$205,255	$189,179	$16,076	8.5%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% prior to April 1, 2014 and 0.075% effective April 1, 2014 of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the quarter and nine months ended September 30, 2014, asset management fees to our Advisor were approximately $6.0 million and $19.0 million, respectively, as compared to approximately $6.5 million and $21.4 million for the quarter and nine months ended September 30, 2013, respectively, net of amounts related to our golf properties which were included as part of income (loss) from discontinued operations. The decrease in such fees is primarily attributable to the reduction in asset fee rates described above and the sale of our interests in 42 senior housing properties held through three unconsolidated senior housing joint ventures in July 2013.

General and administrative. General and administrative expenses totaled approximately $4.3 million and $13.5 million for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $3.9 million and $12.9 million for the quarter and nine months ended September 30, 2013, respectively.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the quarter and nine months ended September 30, 2014, ground lease and land permit fees were approximately $2.8 million and $9.7 million, respectively, as compared to approximately $3.1 million and $9.6 million for the quarter and nine months ended September 30, 2013, respectively.

Acquisition fees and costs. Acquisition fees were paid to our Advisor for services in connection with the selection, purchase, development or construction of real property through March 31, 2014, were generally 3% of proceeds received through our DRP. Acquisition costs are third-party due diligence fees and transaction costs incurred in connection with the acquiring properties which are deemed as business combinations under applicable GAAP. Acquisition fees and costs totaled approximately $0.5 million and $2.5 million for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $1.0 million and $1.9 million for the quarter and nine months ended September 30, 2013, respectively. The decrease for the quarter ended September 30,

2014 as compared to the same period in 2013 is primarily attributable to the elimination of acquisition fees effective April 2014, offset partially by an increase in costs from the acquisition of five senior housing properties. The increase for the nine months ended September 30, 2014 as compared to the same period in 2013 is primarily attributable to an increase in costs in connection with the acquisition of nine senior housing properties as compared to three senior housing properties and one attractions property during the same period in 2013 offset by the elimination of acquisition fees as mentioned above.

Other operating expenses. Other operating expenses were approximately $2.2 million and $4.0 million for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $2.3 million and $4.3 million for the quarter and nine months ended September 30, 2013, respectively.

Bad debt expense. Bad debt expense totaled approximately $0.1 million and $1.1 million for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $1.8 million and $5.9 million for the quarter and nine months ended September 30, 2013, respectively. During the quarter and nine months ended September 30, 2013, we established reserves of uncollectible past due rents on our 15 marinas properties that were transitioning from leased to managed structures which was completed in the fourth quarter of 2013 and the second quarter of 2014. During the quarter and nine months ended September 30, 2014, we did not establish reserves of uncollectible past due rents relating to properties being transitioned from leased to managed structures.

Recovery on lease terminations. Recovery on lease terminations was approximately $0.7 million for the nine months ended September 30, 2014 in connection with the transition of certain marinas properties where there was a change in an estimate. See “Operator Transition, Loan Foreclosure and Provisions” above for additional information. There was no recovery on lease terminations during the same period in 2013.

Loan loss provision. Loan loss provision was approximately $0.8 million and $3.3 million for the quarter and nine months ended September 30, 2014 as a result of uncertainty in the collectability of one of our notes receivable. See “Operator Transition, Loan Foreclosure and Provisions” above for additional information. There was no loan loss provision for the same periods in 2013.

Impairment provision. Impairment provision was approximately $2.7 million and $45.2 million for the quarter and nine months ended September 30, 2013, respectively. During the quarter and nine months ended September 30, 2013, we recorded an impairment provision on an attractions property and unimproved land because the carrying values were unrecoverable based on comparable land sale transactions and negotiations with a potential third-party buyer. No impairments were deemed necessary on our investment properties, which were not classified as held for sale, for the quarter and nine months ended September 30, 2014.

Depreciation and amortization. Depreciation and amortization expenses were approximately $33.6 million and $96.7 million for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $30.7 million and $88.6 million for the quarter and nine months ended September 30, 2013, respectively. The increase is primarily due to new properties acquired subsequent to September 30, 2013.

Interest and other income (expense). Interest and other income was approximately $0.8 million and $0.9 million for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately ($13) thousand and $0.5 million for the quarter and nine months ended September 30, 2013, respectively. The increase is primarily attributable to an adjustment of the estimated fair value of yield guarantee payments expected to be received by us. An agreement was executed upon acquisition of these properties in 2012, requiring the seller to provide us with a guaranteed annual return (“Yield Guarantee”) for two years which expired in 2014. During the quarter and nine months ended September 30, 2014, we recorded approximately $0.7 million because the net operating income of those properties was lower than the guaranteed return.

Bargain purchase gain. Bargain purchase gain was approximately $2.7 million for the quarter and nine months ended September 30, 2013. This gain relates to an attractions property acquired in 2013 where the fair value of the net assets acquired exceeded the consideration transferred. The excess resulted from the fact that the seller did not widely market the property for sale and was motivated to sell because the property was deemed an outlier from the other investments owned by the seller. There were no bargain purchase gain for the quarter and nine months ended September 30, 2014.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $18.6 million and $57.3 million for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $15.9 million and $48.5 million for the quarter and nine months ended September 30, 2013, respectively. The increase is primarily attributable to additional borrowings made subsequent to September 30, 2013.

Loss on extinguishment of debt. Loss on extinguishment of debt was approximately $1.6 million and $1.8 million for the quarter and nine months ended September 30, 2014, respectively, attributable to an early repayment on two of our loans and repurchasing at a premium, the face value of $24.5 million of our senior notes. See “Liquidity and Capital Resources – Indebtedness” above for additional information.

Gain from sale of unconsolidated entities. Gain from sale of unconsolidated entities was approximately $55.4 million for the quarter and nine months ended September 30, 2013. This gain related to the sale of our interests in the 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III Ventures in July 2013. See “Distributions from Unconsolidated Entities” above for additional information. There was no sale of unconsolidated entities during the quarter and nine months ended September 30, 2014.

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Quarter Ended September 30,
	2014	2013	$ Change	% Change
DMC Partnership	$2,797	$2,751	$46	1.7%
Intrawest Venture	379	1,396	(1,017)	-72.9%

Total	$3,176	$4,147	$(971)	-23.4%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
DMC Partnership	$8,206	$8,160	$46	0.6%
Intrawest Venture	(1,257)	4,158	(5,415)	-130.2%
CNLSun I Venture	—	(1,804)	1,804	-100.0%
CNLSun II Venture	—	(509)	509	-100.0%
CNLSun III Venture	—	(822)	822	-100.0%

Total	$6,949	$9,183	$(2,234)	-24.3%

Equity in earnings of unconsolidated entities decreased by approximately $1.0 million and $2.2 million for the quarter and nine months ended September 30, 2014 as compared to the same periods in 2013. The change was primarily due to the depreciation and amortization catch up in connection with the reclassification of the six Intrawest village retail properties from assets held for sale to held and used. See Note 8. Variable Interest and Unconsolidated Entities” for additional information. Also, in July 2013, we completed the sale of our interest in 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III Ventures, as such, there was no equity in earnings (loss) allocated to us from the aforementioned ventures.

Discontinued operations. Income (loss) from discontinued operations was approximately ($1.4) million and $1.2 million for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately ($4.0) million and ($8.3) million for the quarter and nine months ended September 30, 2013, respectively. The results of operations of real estate properties that are classified as held for sale, along with properties sold during the period, are reflected in discontinued operations for all periods presented. The reduction in loss was primarily attributable to a lower depreciable basis as a result of an impairment provision recorded in December 2013, which reduced the depreciation and amortization expense on the golf portfolio and because in March 2014, we ceased the depreciation and amortization as a result of the properties being classified as held for sale. The increase is also attributable to a net gain on the sale of 46 golf properties and one multi-family residential property. The increases were partially offset by (i) the recording of the ineffective portion of the change in fair value resulting from the termination of cash flow hedge, (ii) impairment provision recorded in March 2014 relating to one golf property due to an updated estimate of fair value derived from the most recent estimate of net sales proceeds and (iii) a net loss on extinguishment of debt related to early repayment of loans that were collateralized by properties sold. There were no impairments or early repayment of loans during the quarter and nine months ended September 30, 2013. See Note 5. “Assets held for Sale, net and Discontinued Operations” for additional information.

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

The following table presents a reconciliation of net income or loss to FFO and MFFO for the quarter and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$30,623	$78,293	$1,765	$(211)
Adjustments:
Depreciation and amortization:
Continuing operations	33,622	30,731	96,691	88,588
Discontinued operations	—	7,618	4,891	22,577
Impairment of real estate assets:
Continuing operations	—	2,740	—	45,191
Discontinued operations	—	—	4,464	—
Gain on sale of unconsolidated entities:	—		—
Continuing operations	—	(55,394)	—	(55,394)
Gain on sale of real estate investment:
Discontinued operations	(3,953)	(2)	(3,883)	(2,085)
Net effect of FFO adjustment from unconsolidated entities: (1)
Continuing operations	3,819	1,484	12,208	11,820

Total funds from operations	64,111	65,470	116,136	110,486

Acquisition fees and expenses: (2)
Continuing operations	509	1,009	2,513	1,922
Straight-line adjustments for leases and notes receivable: (3)
Continuing operations	4,617	(1,633)	(1,547)	(2,675)
Discontinued operations	—	(291)	—	(827)
Loss from extinguishment of debt: (4)
Continuing operations	1,682	—	2,282	—
Discontinued operations	8,293	—	8,028	—
Contingent purchase price consideration adjustment (6)
Continuing operations	(665)	—	(665)	—
Amortization of above/below market intangible assets and liabilities
Continuing operations	89	(1)	113	(3)
Discontinued operations	—	350	359	1,033
Loan loss provision: (5)
Continuing operations	750	—	3,270	—
Accretion of discounts/amortization of premiums:
Continuing operations	44	3	50	9
MFFO adjustments from unconsolidated entities: (1)
Straight-line adjustments for leases and notes receivable: (3)
Continuing operations	113	(29)	175	(175)
Amortization of above/below market intangible assets and liabilities:
Continuing operations	(41)	47	(116)	39

Modified funds from operations	$79,502	$64,925	$130,598	$109,809

Weighted average number of shares of common stock	325,707	319,507	324,194	317,960

outstanding (basic and diluted)
FFO per share (basic and diluted)	$0.20	$0.20	$0.36	$0.35

MFFO per share (basic and diluted)	$0.24	$0.20	$0.40	$0.35

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.

(2)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expense relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(4)	(Gain) loss from early extinguishment of debt includes swap breakage fees, write-off of unamortized loan costs and reclassification of loss on termination of cash flow hedges from other comprehensive income (loss) into interest expense.
(5)	We recorded a loan loss provision on one of our mortgages and other notes receivable as a result of uncertainty related to the collectability of the note receivable.
(6)	Management believes that the elimination of the contingent purchase price consideration adjustment, which represents the Yield Guarantee as mentioned above, included in interest and other income (expense) for GAAP purposes is appropriate because the adjustment is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

Total FFO and FFO per share was approximately $64.1 million and $116.1 million or $0.20 and $0.36 for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $65.5 million and $110.5 million or $0.20 and $0.35 for the same periods in 2013. The decrease in FFO for the quarter ended September 30, 2014 is primarily attributable to (i) a net loss on extinguishment of debt as a result of prepayment on certain of our loans (ii) a reduction in bargain purchase gain in connection with an acquisition of an attractions property in August 2013, (iii) a decrease in interest income from mortgages and other notes receivable due to the foreclosure and/or restructure on two of our notes and (iv) an increase in interest expense and loan cost amortization. The decreases were partially offset by (i) an increase in rental income from leased properties acquired after the third quarter of 2013, (ii) an increase in “same-store” net operating income from managed properties, (iii) a decrease in asset management fees due to the sale of our interest in 42 senior housing properties held in three unconsolidated joint ventures in July 2013 and the reduction in fees effective April 1, 2014 as well as reduction in bad debt expense. The increase in FFO and FFO per share for the nine months ended September 30, 2014 is primarily attributable to an increase in rental income from leased properties acquired after the third quarter of 2013 and same-store net operating income from managed properties and a reduction in asset management fee and bad debt expense as mentioned above. The increases were partially offset by a net loss in extinguishment of debt as a result of prepayment on loans, a reduction in bargain purchase gain and interest income from mortgages and other notes receivable and an increase in interest expense and loan cost amortization.

Total MFFO and MFFO per share was approximately $79.5 million and $130.6 million or $0.24 and $0.40 for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $64.9 million and $109.8 million or $0.20 and $0.35 for the same periods in 2013. The increase in MFFO and MFFO per share is primarily attributable to an increase in rental payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) acquired after the third quarter of 2013 as well as in “same-store” net operating income from managed properties. In addition, the increase was also attributable to a reduction in asset management fees and bad debt expense. The increases were partially offset by an increase in interest expense and loan cost amortization and a decrease in interest income from mortgages and other notes receivable due to the repayment of two notes and the foreclosure and/or restructure on two other notes. See “Operator Transitions, Loan Foreclosure and Provision” above for additional information.

Adjusted EBITDA

We present Adjusted EBITDA as a supplemental measure of our performance. We define Adjusted EBITDA as net income (loss), less discontinued operations and other income, plus (i) interest expense, net, and loan cost amortization and (ii) depreciation and amortization, as further adjusted for the impact of equity in earnings (loss) of our unconsolidated entities, straight-line adjustments for leased properties and mortgages and other notes receivables, cash distributions from our unconsolidated entities and certain other non-

recurring items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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

Set forth below is a reconciliation of Adjusted EBITDA to net income (loss) (in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$30,623	$78,293	$1,765	$(211)
(Income) loss from discontinued operations	1,380	4,036	(1,188)	8,275
Interest and other (income) expense	(775)	13	(866)	(504)
Bargain purchase gain on acquisition of real estate (4)	—	(2,653)	—	(2,653)
Interest expense and loan cost amortization	18,556	15,852	57,322	48,513
Equity in earnings of unconsolidated entities (1)	(3,176)	(4,147)	(6,949)	(9,183)
Gain on sale of unconsolidated entities (3)	—	(55,394)	—	(55,394)
Depreciation and amortization	33,622	30,731	96,691	88,587
Impairment provision	—	2,740	—	45,191
Loss from extinguishment of debt	1,620	—	1,816	—
Loan loss provision	750	—	3,270	—
Recovery on lease terminations	—	—	(741)	—
Straight-line adjustments for leases and notes receivables (2)	4,617	(1,924)	(1,547)	(3,502)
Cash distributions from unconsolidated entities (1)	3,321	3,177	9,896	23,290

Adjusted EBITDA	$90,538	$70,724	$159,469	$142,409

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA above. For the quarter and nine months ended September 30, 2013, cash distributions from unconsolidated entities excludes approximately $5.3 million in return of capital.
(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments and reflect the actual cash receipts received by us from our tenants and borrowers.
(3)	In July 2013, we completed the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures. See “Distributions from Unconsolidated Entities” above for additional information.
(4)	In connection with an acquisition of an attraction property, we recorded a bargain purchase gain as a result of the fair value of the net assets acquired exceeding the consideration transferred as discussed above.

Adjusted EBITDA was approximately $90.5 million and $159.5 million for the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $70.7 million and $142.4 million for the same periods in 2013. The increase was primarily attributable to (i) an increase in rental payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) acquired after the third quarter of 2013 as well as in “same-store” net operating income from managed properties and a reduction in asset management fees and bad debt expense. The increases were partially offset by a decrease in cash distributions from our unconsolidated entities as a result of the sale of our interest in 42 senior housing properties as mentioned above and a decrease in interest income from mortgages and other notes receivable due to the repayment of two loans and the foreclosure and/or restructure on two other notes. See “Operator Transitions, Loan Foreclosure and Provision” above for additional information.

Off-Balance Sheet and Other Arrangements

In October 2014, the DMC Partnership refinanced their existing loans which had matured in September 2014 upon maturity with a bridge loan from a new third-party lender for an aggregate principal amount of $131.5 million. The new loan bears interest at 30-day LIBOR plus 1.75% with a 0.25% LIBOR floor and matures in May 2015 with one six-month extension option for a fee of approximately $0.7 million.

See our annual report on Form 10-K for the year ended December 31, 2013 for a summary of our other off-balance sheet arrangements.

Commitments, Contingencies and Contractual Obligations

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of September 30, 2014:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1			More than
	year	Years 1-3 (4)	Years 3-5	5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$184,012	$310,534	$203,948	$5,882	$704,376
Senior notes (principal and interest)	26,974	53,947	413,634	—	494,555
Line of credit (principal and interest) (1)	124,536	—	—	—	124,536
Obligations under capital leases	2,348	1,795	132	—	4,275
Obligations under operating leases (2)	12,187	24,375	24,375	172,439	233,376

Total	$350,057	$390,651	$642,089	$178,321	$1,561,118

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve.
(2)	This line item represents obligations under ground leases, concession holds and land permits of which the majority are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Capital improvements (1)	$1,258	$4,500	$—	$—	$5,758

FOOTNOTE:

(1)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our fixed-rate mortgage and other notes receivable totaled $20.6 million and $118.0 million at September 30, 2014 and December 31, 2013, respectively. The estimated fair value of the mortgage notes receivable was approximately $19.9 million and $112.2 million, respectively, and is subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms.

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$39,445	$14,637	$80,378	$91,079	$140,332	$420,282	$786,153	$793,991
Variable-rate debt (2)	105,839	160,876	30,168	37,030	437	6,799	341,149	342,661	(1)

	$145,284	$175,513	$110,546	$128,109	$140,769	$427,081	$1,127,302	$1,136,652

	2014	2015	2016	2017	2018	Thereafter	Total
Weighted average fixed interest rate of maturities	8.69%	5.76%	6.22%	6.03%	5.23%	6.85%	6.49%
Average interest rate on variable debt(3)	LIBOR + 3.27%	LIBOR+ 3.77%	LIBOR + 4.48%	LIBOR + 5.23%	LIBOR + 3.48%	LIBOR + 3.25%

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2014. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of September 30, 2014, some of our variable-rate debt in mortgages and notes payable was hedged.
(3)	The 30-day LIBOR rate was approximately 0.15% at September 30, 2014.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $2.1 million for the nine months ended September 30, 2014. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

Changes in Internal Controls over Financial Reporting

During the most recent fiscal quarter, there were no changes in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors

Our long-term leases may not result in fair market lease rates over time; therefore, our income and our distributions could be lower than if we did not enter into long-term leases.

We typically enter into long-term leases with tenants of certain of our properties. Our long-term leases would likely provide for rent to increase over time. However, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels less than then-current market rental rates even after contractual rent increases. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our income and distributions could be lower than if we did not enter into long-term leases.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Redemption of Shares and Issuer Purchases of Equity Securities

In September 2014, the Board approved the suspension of our redemption plan effective as of September 26, 2014. Pursuant to the redemption plan, all redemption requests received in good order by September 26, 2014, were processed and those deemed priority requests and all approved qualified hardship requests were redeemed as of September 30, 2014, subject to the limitations of the redemption plan. All other redemption requests received by September 26, 2014, will be placed in the redemption queue, however, we will not accept or otherwise process any additional redemption requests after September 26, 2014 unless the redemption plan is reinstated by the Board which is not expected at this time.

During the nine months ended September 30, 2014, approximately 0.3 million shares relating to prior period requests were redeemed and 1.1 million shares relating to current period requests were redeemed on a pro rata basis, for an average price per share of $6.84. During the quarter ended September 30, 2014, certain shares were redeemed for less than the estimated NAV of $6.85 per share because they were purchased on a secondary market at a price less than $6.85 per share.

The following are shares redeemed during the quarter ended September 30, 2014 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased in Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
July 1, 2014 through July 31, 2014	—	—	—	—
August 1, 2014 through August 31, 2014	—	—	—	—
September 1, 2014 through September 30, 2014	499	$6.81	499	—	(1)

Total	499	$6.81	499

FOOTNOTE:

(1)	On September 26, 2014, the redemption plan was suspended and any subsequent redemption request will not be accepted or otherwise process at this time. See “Common Stock Redemption” above for additional information.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 2014.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Joseph T. Johnson
JOSEPH T. JOHNSON
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.