Form 10-K
period 2014-12-31
CNL LIFESTYLE PROPERTIES INC
filed 2015-03-31
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☐

There is currently no established market for the registrant’s shares of common stock. Based on the estimated net asset value per share of the registrant’s common stock of $6.85 per share at June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market of stock by non-affiliates as of June 30, 2014 was $2.2 billion.

As of March 13, 2015, there were 325,184,227 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[Intentionally left blank]

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this Annual Report and the Company’s quarterly reports on Form 10-Q, copies of which may be obtained from the Company’s website at http://www.cnllifestylereit.com.

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

Our Exit Strategy

As required under our articles of incorporation, we began a process of evaluating strategic alternatives in an effort to undertake to provide stockholders with liquidity of their investment by December 31, 2015, either in whole or in part, including, without limitation, through (i) the commencement of an orderly sale of our assets, outside of the ordinary course of business and consistent with our objectives of qualifying as a REIT, and the distribution of the net sales proceeds thereof to the stockholders or (ii) our merger with or into another entity in a transaction which provides the stockholders with cash or securities of a publicly traded company or (iii) a listing of our shares on a national stock exchange (“Listing”).

We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for an exit strategy. In connection with these objectives, in March 2014, we engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist management and the Board of Directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the Listing of our common stock. In connection with this process, during 2014 we sold 49 properties for total net sales proceeds of $384.3 million (including the sale of our entire 48 property golf portfolio). We used net proceeds from these sales and other cash on hand to repay mortgage loans associated with the assets sold for $145.0 million and repurchased and cancelled $78.3 million in unsecured senior notes. In December 2014, we entered into a purchase and sale agreement for the sale of our entire portfolio of senior housing assets comprised of 38 properties, for $790 million, subject to certain adjustment, which we expect to sell during the second quarter of 2015. We expect the net proceeds from the sale of our senior housing properties and other assets to be used to (i) retire debt, including the repurchase of our senior unsecured notes; (ii) make a special distribution to stockholders; and/or (iii) make strategic capital expenditures to enhance certain of our remaining properties. In addition, as of December 31, 2014, we had agreed to a plan to sell our marinas portfolio consisting of 17 properties.

In March 2015, we entered into an agreement to sell our 81.98% interest in the DMC Partnership, an unconsolidated joint venture, for $140 million to our co-venture partner, and entered into an agreement to sell one of our attractions properties for $140 million and entered into a letter of intent to sell our unimproved land for $5.5 million, all at amounts that equal or exceed the carrying value of these properties. We are evaluating the sale of other assets as part of our strategic alternatives.

Business Strategy

Our principal investment objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We primarily invested in lifestyle properties in the United States that we believed had the potential for long-term growth and income generation. Our investment thesis was supported by demographic trends which we believed affected consumer demand for the various lifestyle asset classes that were the focus of our investment strategy. We defined lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. A large number of our properties are leased on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. When beneficial to our investment structure and as a result of tenant defaults, we engage third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. To a lesser extent, we also made and acquired loans generally collateralized by interests in real estate and enter into joint ventures related to interests in real estate.

Following our investment strategy of acquiring carefully selected and well-located lifestyle and other income producing properties, we believe we built a unique portfolio of assets with established long-term operating histories, and created diversification within the portfolio by region, operator and asset class. As of March 13, 2015, we held ownership interests in 105 lifestyle properties (of which 55 consolidated properties and one unconsolidated property held through one joint venture, were classified as held for sale as of December 31, 2014, by us and the joint venture, respectively). When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 30% in ski and mountain lifestyle, 25% in senior housing, 27% in attractions, 7% in marinas and 11% in additional lifestyle properties. These assets consist of 24 ski and mountain lifestyle properties, 38 senior housing properties, 24 attractions, 17 marinas and two additional lifestyle properties with the following investment structure:

Wholly-owned:
Leased properties	42
Managed properties	54
Unimproved Land	1
Unconsolidated joint ventures: (1)
Leased properties	8

105

FOOTNOTE:

(1)	As of December 31, 2014, one property, held through one of our unconsolidated joint ventures, is expected to be sold in 2015. In addition, during 2015, we entered into an agreement in to sell our 81.98% interest in the DMC Partnership joint venture, which owns one property, to our co-venture partner. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for additional information.

Our real estate investment portfolio is geographically diversified with properties in 34 states and 2 Canadian provinces. The map below shows our current property allocations across geographic regions as of March 13, 2015.

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

Financial information about geographic areas. We have one consolidated property, Cypress Mountain, located in British Columbia, Canada, which generated total rental income of approximately $6.3 million, $7.2 million and $7.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. We also own interests in two other properties located in Canada through unconsolidated joint ventures that generated a combined equity in earnings (loss) of approximately ($0.1) million, $0.9 million and ($1.0) million during the years ended December 31, 2014, 2013 and 2012, respectively. The remainder of our net loss was generated from properties or investments located in the United States.

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

The weighted-average lease rate of our consolidated properties subject to long-term triple-net leases as of December 31, 2014 was approximately 10.0% (excluding our properties held for sale). This rate was based on the weighted-average annualized straight-lined base rent due under our leases. We typically structure our leases to provide for the payment of a minimum annual base rent with periodic increases in base rent over the lease term. In addition, our leases typically provide for the payment of percentage rent based on a percentage of gross revenues generated at the property over certain thresholds. Within the provisions of our leases, we also generally require the payment of capital improvement reserve rent. Capital improvement reserve rents are paid by the tenant and are generally based on a percentage of gross revenue of the property and are set aside by us for capital improvements, replacements and other capital expenditures at the property. These amounts are and will remain our property during and after the term of the lease and help maintain the integrity of our assets.

Our leases are generally long-term in nature (generally five to 20 years with multiple renewal options). We have no near-term lease expiration. Many of our tenants operate more than one of our properties with the leases being cross-defaulted. As of December 31, 2014, we have 42 consolidated properties structured as triple-net leases with the average lease expiration of approximately 13 years. The following table lists, on an aggregate basis, scheduled expirations for the next 10 years ending December 31st and thereafter for our consolidated properties, including properties held for sale, structured under triple-net leases (dollar amounts are in thousands).

Lease Expiration Year (1)	Number of Tenants	Number of Leases / Properties	Expiring Annual Base Rents	Percentage of Expiring Annual Base Rents
2023	3	8	$11,667	9.7%
2024	4	8	10,129	8.4%
Thereafter	10	26	98,077	81.9%

Total		42	$119,873	100.0%

FOOTNOTE:

(1)	There is no lease expiration for years excluded from the table. Lease expiration dates do not include renewal options held by our tenants.

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

Our joint ventures. We have entered into joint ventures in which our partners subordinate their returns to our minimum return. This structure provides us with some protection against the risk of downturns in performance but may allow our partners to obtain a higher rate of return on their investment than we receive if the underlying performance of the properties exceeds certain thresholds. Properties that are owned through unconsolidated joint ventures may be leased or managed depending on the circumstance related to each property. As of December 31, 2014, we had a total of eight properties, under leased structure, owned through two unconsolidated joint ventures. As of December 31, 2014, one of the properties held through one of our unconsolidated joint ventures is classified as assets held for sale and is expected to be sold in 2015. In March 2015, we entered into an agreement to sell our 81.98% interest in the DMC Partnership, which owns one property under a leased structure. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for additional information.

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

As part of our portfolio diversification strategy, we have specifically considered the varying and complementary seasonality of our asset classes and portfolio mix. For example, the peak operating season of our ski and mountain lifestyle assets is highly complementary to the peak seasons in our attractions and marinas to balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with generally accepted accounting principles (“GAAP”). However, seasonality does impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows and the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant gross revenues.

In addition, seasonality directly impacts certain of our properties where we engage independent third-party managers to operate properties on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. As of December 31, 2014, we had a total of 54 wholly-owned managed properties consisting of one ski and mountain lifestyle, 16 attractions properties, 20 senior housing properties, and 17 marinas. Our consolidated operating results and cash flows during the first, second and fourth quarters will generally be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties.

Significant tenants. As of the year ended December 31, 2014, we did not have any tenants who accounted for 10% or more of our aggregate revenue and assets.

Distribution Reinvestment Plan

In 2011 we completed our common stock offerings and filed a registration statement on Form S-3 under the Securities Exchange Act of 1933, as amended, to register the sale of additional shares of common stock under our Distribution Reinvestment Plan (“DRP”). In May 2014, we filed another registration statement on Form S-3 with the SEC for the purpose of registering additional shares of our common stock to be offered for sale pursuant to the DRP.

During the years ended December 31, 2014, 2013 and 2012, we raised approximately $27.2 million, $54.9 million and $69.0 million, respectively, through our DRP. Our DRP was suspended by our Board of Directors in the third quarter of 2014. See “Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Plan” and Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for additional information.

Our Disposition Policies

As a mature REIT, a significant focus is to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. As part of exploring strategic alternatives, as described above under “Our Exit Strategy”, we are evaluating each of our properties on a rigorous and ongoing basis and in an effort to optimize and enhance the value of our assets, and we have sold and may consider selling some or all of our other properties in preparation for an exit strategy.

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

In general, we perceived there to be a lower level of competition for the types of assets that we acquired in comparison to assets in more core real estate sectors based on the number of willing buyers and the volume of transactions in their respective markets. Accordingly, we believed that being focused in specialty or lifestyle asset classes allowed us to take advantage of unique opportunities although it may also make it challenging for us to sell our properties. Some of our key competitive advantages were as follows:

•	We acquired assets in niche sectors which historically traded at higher cap rates than other core commercial real estate sectors such as multi-family, industrial, office and retail.

•	Certain of our lifestyle properties have inherently high barriers to entry. For example, the process of obtaining permits to create a new ski resort is highly regulated and significantly more difficult than obtaining permits for the construction of new office or retail space. Additionally, general geographic constraints, such as the availability of suitable mountain terrain, are an inherent barrier to entry in several of our asset classes. There are also high costs associated with building a new ski resort or regional gated attractions that may be prohibitive to potential market participants.

•	Our leasing arrangements generally require the payment of capital improvement reserve rent which is paid by the tenants and set aside by us to be reinvested into the properties. This arrangement allows us to maintain the integrity of our properties and mitigates deferred maintenance issues.

•	Unlike our competitors in many other commercial real estate sectors that generally receive no income in the event a tenant defaults or vacates a property, applicable tax laws allow us to engage a third-party manager to operate a property on our behalf for a period of time until we can re-lease it to a new tenant. During that period, we receive any net earnings from the underlying business operations, which may be less than rents collected under the previous leasing arrangement. However, our ability to continue to operate the property under such an arrangement helps to off-set taxes, insurance and other operating costs that would otherwise have to be absorbed by a landlord and allows the property some time to stabilize, if necessary, before entering into a new lease.

Financial Information About Industry Segments

We have determined that we operate in one business segment, real estate ownership, which consists of investing in and owning a diversified portfolio of real estate primarily within the United States. We view, manage and evaluate all of our lifestyle properties homogeneously as one collection of assets with a common goal to maximize revenues and property income regardless of the type (ski, attractions, senior housing, etc.) or ownership structure (leased or managed). Our chief operating decision maker reviews all of our properties as one consolidated portfolio and does not drive resource allocation decisions based on individual property or groups of properties. In addition, we evaluated each individual property and determined they were individually less than 10% of the combined revenue for the year ended December 31, 2014. Accordingly, we do not report segment information.

Advisory Services

Under the terms of the advisory agreement, our Advisor is responsible for our day-to-day operations, administers our bookkeeping and accounting functions, serves as our consultant in connection with policy decisions to be made by our Board of Directors, manages our properties, loans, and other permitted investments and renders other services as the Board of Directors deems appropriate. In addition, the Advisor engages and contracts with certain of its affiliates to provide services and personnel to the Company. In exchange for these services, our Advisor is entitled to receive certain fees from us. First, for supervision and day-to-day management of the properties and the mortgage loans, our Advisor receives an asset management fee, which is payable monthly, based on the total real estate asset value of a property as defined in the advisory agreement (exclusive of acquisition fees and acquisition expenses), the outstanding principal amounts of any loans made by us and the amount invested in any other permitted investments as of the end of the preceding month. Second, for the period prior to April 1, 2014, our Advisor received an acquisition fee equal to 3% of the gross proceeds from our common stock offerings and loan proceeds from debt, lines of credit and other permanent financing that we used to acquire properties or to make or acquire loans and other permitted investments for the selection, purchase, financing, development, construction or renovation of real properties and services related to the issuance of debt.

In March 2014, our Advisor amended the advisory agreement, effective April 1, 2014, to eliminate acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce the asset management fees to 0.075% monthly (or 0.90% annually) of average invested assets. In March 2015, our Advisor reaffirmed its agreement to continue to accept a reduced asset management fee of 0.90% of average invested assets.

In addition, we reimburse our Advisor for all of the costs it incurs in connection with the administrative services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). For the Expense Years ended December 31, 2014, 2013 and 2012, operating expenses did not exceed the Expense Cap.

Legal and Regulatory Considerations

General. Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2014 has the necessary permits and approvals to operate its business.

Americans with Disabilities Act. Our U.S. properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We are not aware of any material noncompliance with the ADA at our properties. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect. See “Risk Factors – Real Estate and Other Investment Risks – We may incur significant costs complying with the Americans with Disabilities Act and Similar Laws.”

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

Prior to the purchase of our properties, we generally engage independent environmental consultants to perform Phase I environmental assessments, which normally do not involve soil, groundwater or other invasive sampling. When Phase I environmental assessment results indicated the need to do so, we conducted Phase II assessments, which do involve invasive sampling. These assessments have not revealed any materially adverse environmental conditions which impact or have impacted our properties other than conditions which have been remediated or are currently undergoing remediation. There can be no assurance, however, that new environmental liabilities have not developed since the assessments were performed, that the assessment failed to reveal material adverse environmental conditions, liabilities, or compliance concerns, or that future developments, including changes in laws or regulations, will not impose environmental costs or liabilities upon us. If we become subject to material environmental liabilities, these liabilities could adversely affect us, our business and assets, the results of our operations, and our ability to meet our obligations. See, “Risk Factors – Real Estate and Other Investment Risks – Our properties may be subject to environmental liabilities that could significantly impact or return from the properties and the success of our ventures.”

Insurance. We maintain, or cause operators to maintain, insurance including, but not limited to, liability, fire, wind, earthquake, and business income coverage on all of our properties that are not being leased on a triple-net basis under various policies. We select policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, our properties that are not being leased on a triple-net basis are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from war or nuclear reaction. Certain of our properties are located in areas known to be seismically active. See “Risk Factors—Real Estate and Other Investment Risks—Potential losses may not be covered by insurance; and – Dramatic increases in insurance rates could adversely affect our cash flows and our ability to pay distributions to our stockholders.”

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

Federal regulation of senior housing is indirect through the regulation of the receipt of Medicare and Medicaid payments. Medicare and Medicaid payments may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such property. See, “Risk Factors – Real Estate and Other Investment Risks – The U.S. healthcare environment is changing in many ways, which may not be favorable to our senior housing properties that offer healthcare services, as a result of recent federal healthcare legislation; – Some tenants of senior housing properties are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us; – Legislation and governmental regulation mad adversely affect the development and operations of our properties; and – Government budget deficits could lead to a reduction in Medicare and Medicaid reimbursement.”

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

General. We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2004. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Qualification and taxation as a REIT depends on our ability to meet on a continuing basis various qualification requirements imposed upon REITs by the Internal Revenue Code (the “Code”). Our ability to qualify as a REIT also requires that we satisfy certain asset tests (discussed below), some of which depend upon the fair market values of assets directly or indirectly owned by us. Such values may not be susceptible to a precise determination. While we intend to continue to operate in a manner that will allow us to qualify as a REIT, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

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

Despite our REIT election, we may be subject to federal income and excise tax as follows:

•	We will be taxed at regular corporate rates on our undistributed taxable income, including undistributed net capital gains.

•	Under some circumstances, we may be subject to an “alternative minimum tax.”

•	If we have net gain for tax purposes from prohibited transactions (which are, in general, sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business), such gain will be subject to a 100% tax.

•	To the extent we have elected to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on gain from a sale of that property (if the sale would otherwise constitute a prohibited transaction), but the income from the operation of the property may be subject to corporate income tax at the highest applicable rate.

•	If we derive “excess inclusion income” from an interest in certain mortgage loan securitization structures (i.e. a “taxable mortgage pool” or a residual interest in a real estate mortgage investment conduit, or “REMIC”), then we could be subject to corporate level federal income tax at the highest corporate tax rate to the extent that such income is allocable to specified types of tax-exempt stockholders known as “disqualified organizations” that are not subject to unrelated business income tax;

•	If we should fail to satisfy the asset test other than certain de minimis violations or other requirements applicable to REITs, as described below, yet nonetheless maintain our qualification as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to an excise tax. In that case, the amount of the tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the assets in question multiplied by the highest corporate tax rate if that amount exceeds $50,000 per failure.

•	If we fail to satisfy either of the 75% or 95% gross income tests (discussed below) but have nonetheless maintained our qualification as a REIT because certain conditions have been met, we will be subject to a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.

•	If we fail to distribute during each year at least the sum of (i) 85% of our taxable income for the year, (ii) 95% of our capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, then we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (A) the amounts actually distributed, plus (B) retained amounts on which corporate level tax is paid by us.

•	We may elect to retain and pay tax on our net long-term capital gains. In that case, a U.S. stockholder would be taxed on its proportionate share of our undistributed long-term capital gains and would receive a credit or refund for its proportionate share of the tax we paid.

•	If we acquire appreciated assets from a C corporation that is not a REIT (i.e., a corporation generally subject to corporate level tax) in a transaction in which the C corporation would not normally be required to recognize any gain or loss on disposition of the asset and we subsequently recognize gain on the disposition of the asset during the ten-year period beginning on the date on which we acquired the asset, then a portion of the gain may be subject to tax at the highest regular corporate rate, unless the C corporation made an election to treat the asset as if it were sold for its fair market value at the time of our acquisition. We will also be required to distribute prior non-REIT earnings and profits.

•	We may be required to pay monetary penalties to the Internal Revenue Service in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s stockholders.

•	The earnings of our TRSs are subject to federal corporate income tax. In addition, a 100% excise tax will be imposed on the REIT and corporate level tax on the TRS for transactions between a TRS and the REIT that are deemed not to be conducted on an arm’s length basis.

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

Investments in TRSs. A TRS is any corporation in which a REIT directly or indirectly owns stocks, provided that the REIT and the corporation make a joint election to treat that corporations as a TRS. The election can be revoked at any time as long as the REIT and the TRS revoke such election jointly. In addition, if a TRS holds, directly or indirectly, more than 35% of the securities of any other corporation (by vote or by value), then that other corporation also is treated as a TRS. A corporation can be a TRS with respect to more than one REIT.

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

We may, from time to time, enter into hedging transactions with respect to interest rate exposure or currency fluctuation on one or more of our assets or liabilities. For taxable years beginning on or before October 22, 2004, (1) payments to us under an interest rate swap or cap agreement, option, futures contract, forward rate agreement or any similar financial instrument entered into by us to reduce interest rate risk on indebtedness incurred or to be incurred and (2) gain from the sale or other disposition of any such investment are treated as income qualifying under the 95% gross income test. For transactions entered into after July 30, 2008, any of our income from a clearly identified hedging transaction that is entered into by us in the normal course of business, directly or indirectly, to manage the risk of interest rate movements, price changes or currency fluctuations with respect to borrowings or obligations incurred or to be incurred by us, or such other risks that are prescribed by the IRS, is excluded from the 95% and 75% gross income tests. In general, a hedging transaction is “clearly identified” if (1) the transaction is identified as a hedging transaction before the end of the day on which it is entered into and (2) the items or risks being hedged are identified “substantially contemporaneously” with the hedging transaction. An identification is not substantially contemporaneous if it is made more than 35 days after entering into the hedging transaction. We have and intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. We may conduct some or all of our hedging activities through a TRS or other corporate entity, the income from which may be subject to federal, state, and/or international income tax, rather than by participating in the arrangements directly or through pass-through subsidiaries. No assurance can be given, however, that our hedging activities will not give rise to income that does not qualify for purposes of either or both of the REIT income tests, or that our hedging activities will not adversely affect our ability to satisfy the REIT qualification requirements.

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

Properties we acquire for the purpose of developing and selling to third parties, such as certain interests in vacation ownership properties, would generally held by us through a TRS and subject to corporate level taxes. Net after-tax income of a TRS may be distributed to us and will be qualifying income for purposes of the 95% but not the 75% gross income test.

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

Available Information

CNL Financial Group, LLC (our “Sponsor” or “CNL”) maintains a web site at www.cnllifestylereit.com containing additional information about our business, and a link to the SEC web site (www.sec.gov). We make available free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after we file such material, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

The contents of our web site are not incorporated by reference in, or otherwise a part of, this report.

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

In certain circumstances, we have engaged third-party managers to operate properties on our behalf as a result of tenant defaults or utilizing the TRS leasing structure. In these situations, we recognize the properties’ operating revenues and expenses in our consolidated financial statements; and we may be subject to more direct operating risk. In addition, certain of our managed properties are seasonal in nature due to geographic location, climate and weather patterns. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating season. Our consolidated operating results will fluctuate quarter to quarter depending on the number and types of properties being managed by third-party operators and the seasonal results of those properties.

We will be exposed to various operational risks, liabilities and claims with respect to the properties that we have engaged third-party managers to operate on our behalf, which may adversely affect our operating results.

With respect to the properties that are managed by third-party operators, we are exposed to various operational risks, liabilities and claims in addition to those generally applicable to ownership of real property. These risks include the operator’s inability to manage the properties and fulfill its obligations, increases in labor costs and services, cost of energy, insurance, operating supplies and litigation costs relating to accidents or injuries at the properties. Although we maintain reasonable levels of insurance, we cannot be certain the insurance will adequately cover all litigation costs relating to accidents or injuries. Any one or a combination of these factors, together with other market and conditions beyond our control, could result in operating deficiencies at our managed properties, which could have a material adverse effect on our operating results and our ability to pay amounts due on our indebtedness.

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

Discretionary consumer spending may affect the profitability of certain of our properties.

The financial performance of certain properties in our portfolio depends in part on a number of factors relating to or affecting discretionary consumer spending for the types of services provided by businesses operated on these properties. Unfavorable local, regional, or national economic developments or uncertainties regarding future economic prospects have reduced consumer spending in the markets where we own properties and, when combined with the lack of available debt, have adversely affected certain of our tenants’ businesses. As a result, certain of our tenants have experienced declines in operating results, and a number of our tenants have modified the terms of certain of their leases with us. Any continuation of such events that leads to lower spending on lifestyle activities could impact our tenants’ ability to pay rent and may also adversely affect the operating results we recognize from the properties where we have engaged third party managers to operate on our behalf, thereby having a material adverse effect on our operating results and our ability to pay amounts due on our indebtedness.

The inability to increase or maintain lease rates at our properties might affect the level of distributions to stockholders.

Given the nature of certain properties in our portfolio, the relative stagnation of base lease rates in certain sectors might not allow for substantial increases in rental revenue to us that could allow us to maintain levels of distributions to stockholders.

Seasonal revenue variations in certain asset classes will require the operators of those asset classes to manage cash flow properly over time so as to meet their non-seasonal scheduled rent payments to us.

Certain of the properties in which we invest or may invest are generally seasonal in nature due to geographic location, climate and weather patterns. For example, revenue and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations, while many attractions properties are closed during the winter months and produce the majority of their revenues and profits during summer months. As a result of the seasonal nature of certain business operations that may be conducted on our properties, these businesses experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us, or require us, in certain cases, to adjust their lease payments so that we collect more rent during their seasonally busy time.

Our real estate assets may be subject to impairment charges.

We periodically evaluate the recoverability of the carrying value of our real estate assets for impairment indicators. Factors considered in evaluating impairment of our existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions. Generally, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period and the proceeds from a future sale are in excess of the asset’s net book value at the balance sheet date. Investments in unconsolidated entities are not considered impaired if the estimated fair value of the investment exceeds the carrying value of the investment. Management makes assumptions and estimates when considering impairments and actual results could vary materially from these assumptions and estimates.

We do not have control over market and business conditions that may affect our success.

The following external factors, as well as other factors beyond our control, may reduce the value of our properties, the ability of tenants to pay rent on a timely basis, or at all, the amount of the rent to be paid, and the ability of borrowers to make loan payments on time, or at all:

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

Our properties, loans and other permitted investments will be subject to the risks typically associated with investments in real estate. Such risks include the possibility that our properties will generate rent and capital appreciation, if any, at rates lower than we anticipated or will yield returns lower than those available through other investments or that the value of our properties will decline. Further, there are other risks by virtue of the fact that our ability to vary our portfolio in response to changes in economic and other conditions will be limited because of the general illiquidity of real estate investments. Income from our properties may be adversely affected by many factors including, but not limited to, an increase in the local supply of properties similar to our properties, a decrease in the number of people interested in participating in activities related to the businesses conducted on our properties, adverse weather conditions, changes in government regulation, international, national or local economic deterioration, increases in energy costs and other expenses affecting travel, factors which may affect travel patterns and reduce the number of travelers and tourists, increases in operating costs due to inflation and other factors that may not be offset by increased revenue, and changes in consumer tastes.

We obtain only limited warranties when we purchase a property and have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements often contain limited warranties, representations and indemnifications that survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.

If one or more of our tenants file for bankruptcy protection, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease obligation, commences or is subject to an involuntary bankruptcy proceeding, any proceeding under any provision of the U.S. federal bankruptcy code, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership or debtor’s relief statute or law, (such proceedings being referred to as, a “Bankruptcy Proceeding”), we may be unable to collect sums due under our lease(s) with that tenant. Any or all of our tenants, or a guarantor of a tenant’s lease obligations, could be subject to a Bankruptcy Proceeding. A Bankruptcy Proceeding may bar our efforts to collect pre-bankruptcy debts from those entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. We believe that our security deposits in the form of letters of credit would be protected from bankruptcy in most jurisdictions. However, a tenant’s or lease guarantor’s Bankruptcy Proceeding could hinder or delay efforts to collect past due balances under relevant leases or guarantees and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments which would reduce our cash flow and the amount available to pay our indebtedness. In the event of a Bankruptcy Proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available to pay amounts due on our indebtedness may be materially adversely affected.

Multiple property leases or loans with individual tenants or borrowers increase our risks in the event that such tenants or borrowers become financially impaired.

The value of our properties will depend principally upon the value of the leases entered into for the properties. Defaults by a tenant or borrower may continue for some time before we determine that it is in our best interest to terminate the lease of the tenant or foreclose on the property of the borrower. Tenants may lease more than one property, and borrowers may enter into more than one loan. As a result, a default by, or the financial failure of, a tenant or borrower could cause more than one property to become vacant or be in default or more than one lease or loan to become non-performing. Defaults or vacancies can reduce and have reduced our cash receipts and funds available for the payment of our indebtedness, and could decrease the resale value of affected properties until they can be re-leased.

Joint venture partners may have different interests than we have, which may negatively impact our control over our ventures and make it difficult to exit a joint venture after an impasse.

Investments in joint ventures involve the risk that our co-venturer may have economic or business interests or goals which, at a particular time, are inconsistent with our interests or goals, that the co-venturer may be in a position to take action contrary to our instructions, requests, policies or objectives, or that the co-venturer may experience financial difficulties and be unable to fund its share of required capital contributions. Among other things, actions by a co-venturer might subject assets owned by the joint venture to liabilities in excess of those contemplated by the terms of the joint venture agreement or to other adverse consequences. This risk is also present when we make investments in securities of other entities. If we do not have full control over a joint venture, the value of our investment will be affected to some extent by a third party that may have different goals and capabilities than ours, and if our joint approval is necessary there is a potential risk of impasse. In any joint venture, we may have the right to buy the other co-venturer’s interest or to sell our own interest on specified terms and conditions in the event of an impasse regarding a sale. In the event of an impasse, it is possible that neither party will have the funds necessary to complete a buy-out. In addition, we may experience difficulty in locating a third-party purchaser for our joint venture interest and in obtaining a favorable sale price for the interest. As a result, it is possible that we may not be able to exit the relationship if an impasse develops. As a result, joint ownership of investments and investments in other entities may materially adversely affect our returns on investments and results of operations, and, therefore, cash available to pay distributions to stockholders and amounts due on our indebtedness, may be adversely affected.

We may have difficulty selling real estate investment, and our ability to distribute all or a portion of the net proceeds from such sales to our stockholders may be limited.

We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for an exit strategy. We cannot assure you that we will be able to sell or exchange such asset or assets in a timely manner or on terms beneficial or satisfactory to us. Real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We generally hold a real estate investment for the long term. When we sell any of our real estate investments, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We expect the net proceeds of our senior housing properties and other assets to be used to (i) retire debt, including the repurchase of our senior unsecured notes; (ii) make a special distribution to stockholders; and/or (iii) make strategic capital expenditures to enhance certain of our remaining properties.

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

In order to maintain our status as a REIT for federal income tax purposes, we may not operate certain types of properties we acquire or participate in the decisions affecting their daily operations, except under certain circumstances discussed below. Our success, therefore, will depend on our ability to select qualified and creditworthy tenants and managers who can effectively manage and operate the properties. Our tenants will be responsible for maintenance and other day-to-day management of the properties and, because our revenues will largely be derived from rents, our financial condition will be dependent on the ability of third-party tenants and/or operators to operate the properties successfully. We attempt to enter into leasing agreements with tenants having substantial prior experience in the operation of the type of property being rented, however, there can be no assurance that our third-party tenants and/or operators will operate the properties successfully. Additionally, if we elect to treat property we acquire as a result of a borrower’s default on a loan or a tenant’s default on a lease as “foreclosure property” for federal income tax purposes, we will be required to operate that property through an independent contractor over whom we will not have control. If our tenants or third-party operators are unable to operate the properties successfully or if we select unqualified managers, then such tenants and operators might not be able to pay our rent, or generate sufficient property-level operating income for us, which could adversely affect our financial condition.

Adverse weather conditions may damage certain properties we acquire and/or reduce our operators’ ability to make scheduled rent payments to us.

Weather conditions may influence revenues at certain types of properties in our portfolio. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or reduced rainfall levels), excessive rain, avalanches, mudslides and floods. Adverse weather could reduce the number of people participating in activities at our properties. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which may cause damage (including, but not limited to property damage and loss of revenue) that is not generally insurable at commercially reasonable rates. Further, the physical condition of our properties must be satisfactory to attract visitation. In addition to severe or generally inclement weather, other factors, including, but not limited to plant disease and insect infestation, as well as the quality and quantity of water, could materially adversely affect the conditions at our properties. Most properties have some insurance coverage that will offset such losses and fund needed repairs.

Potential losses may not be covered by insurance.

We maintain, or cause our operators to maintain, insurance including, but not limited to, liability, fire, wind, earthquake, and business income coverage on all of our properties that are not being leased on a triple-net basis under various insurance policies. We select policy specifications and insured limits which we believe to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from riots, terrorist threats, war or nuclear reaction. Most of our policies, like those covering losses due to floods, are insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. While we carry earthquake insurance on properties that are not being leased on a triple-net basis, the amount of our earthquake coverage may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage relative to the risk of loss. This risk may limit our ability to finance or refinance debt secured by our prosperities. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance.

Dramatic increases in insurance rates could adversely affect our cash flows and our ability to pay distributions to our stockholders.

We may not be able to obtain insurance coverage at reasonable rates due to high premium and/or deductible amounts. As a result, our cash flows could be adversely impacted due to these higher costs, which would materially adversely affect our ability to pay distributions to our stockholders.

If we set aside insufficient reserves for capital expenditures, we may be required to defer necessary property improvements.

If we do not have enough reserves for capital expenditures to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property that may cause the property to suffer from a greater risk of obsolescence, a decline in value and/or a greater risk of decreased cash flow as a result of attracting fewer potential tenants to the property and adversely affecting our tenants’ businesses. If we lack sufficient capital to make necessary capital improvements, then we may not be able to maintain projected rental rates for certain properties, and our results of operations and ability to pay distributions to stockholders and amounts due under our indebtedness may be materially adversely affected.

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

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one or more of our properties does not comply with the ADA, then we would be required to incur additional costs to bring the property into compliance. Further, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other similar legislation, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

The U.S. housing market may adversely affect our operators’ and tenants’ ability to increase or maintain occupancy levels at, and rental income from, our senior housing facilities which may impact the amount of distributions and earnings we receive from our unconsolidated venture that owns senior housing facilities.

The performance of the senior housing sector is linked to the performance of the general economy and, specifically, the housing market in the United States. It is also sensitive to personal wealth and available fixed income of seniors and their adult children. Declines in home values, consumer confidence and net worth due to adverse general economic conditions may reduce demand for senior housing properties. Our tenants and the operators of our senior housing facilities have experienced and may continue to experience relatively flat or declining occupancy levels due to falling home prices, declining incomes, stagnant home sales and other economic factors. Seniors may choose to postpone their plans to move into senior housing facilities rather than sell their homes at a loss or for a profit below their expectations. Moreover, tightened lending standards have made it more difficult for potential buyers to obtain mortgage financing, all of which have contributed to the declining home sales. Any future rise in interest rates may compound or prolong this problem. In addition, the senior housing segment may continue to experience a decline in occupancy associated with private pay residents choosing to move out of the facilities to be cared for at home by relatives due to difficulties selling their existing homes. A material decline in occupancy levels and revenues may make it more difficult for them to meet scheduled rent payments to us, which could adversely affect our financial condition.

Events which adversely affect the ability of seniors to afford daily resident fees could cause the occupancy rates, resident fee revenues and results of operations of our senior housing facilities to decline.

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

Increased competition may reduce the ability of certain of our operators to make scheduled rent payments to us or materially adversely affect our operating results.

The types of properties in which we invest are expected to face competition for customers from other similar properties, both locally and nationally. For example, competing senior housing properties may be located near our senior housing properties. Any decrease in revenues due to competition at any of our properties may materially adversely affect our operators’ ability to make scheduled rent payments to us and with respect to certain of our senior housing and lodging properties leased to TRS entities, may materially adversely affect our operating results of those properties.

Our senior housing and healthcare properties may be subject to unknown or contingent liabilities which could cause us to incur substantial costs.

Our portfolio includes operating senior housing and healthcare properties. Our senior housing and healthcare properties may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under transaction agreements related to the acquisition of our senior housing and healthcare properties often do not survive the closing of the transactions. While some sellers have been required to indemnify us with respect to breaches of representations and warranties that survive, such indemnification are limited, and are subject to various materiality thresholds, significant deductibles or a cap on indemnifiable losses. There is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these properties may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations, the value of our common stock and our ability to make distributions to our stockholders.

We invest in private-pay senior housing properties, an asset class of the senior housing sector that is highly competitive.

Private-pay senior housing is a competitive asset class of the senior housing sector. Our senior housing properties compete on the basis of location, affordability, quality of service, reputation and availability of alternative care environments. Our senior housing properties also rely on the willingness and ability of seniors to select senior housing options. Our property operators have competitors with greater marketing and financial resources and are able to offer incentives or reduce fees charged to residents thereby reducing the perceived affordability of our properties. Additionally, the high demand for quality caregivers in a given market could increase the costs associated with providing care and services to residents. These and other factors could cause the amount of our revenue generated by private payment sources to decline or our operating expenses to increase. In periods of weak demand, as has occurred during the recent general economic recession, profitability may be negatively affected by the relatively high fixed costs of operating a senior housing property.

The inability of seniors to sell their homes could negatively impact occupancy rates, revenues, cash flows and results of operations of the properties we acquire.

Downturns in U.S. housing markets could cause seniors to experience difficulty selling their homes, which could impact their ability to relocate into or finance their stays at our senior housing properties with private resources. Specifically, these difficulties could materially adversely affect the ability (or perceived ability) of seniors to afford entrance fees and resident fees, as residents frequently use the proceeds from the sale of their homes to cover the cost of these fees.

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

Through our ownership of senior housing properties, we will be exposed to various operational risks, liabilities and claims with respect to our properties in addition to those generally applicable to ownership of real property. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, and increases in labor costs (as a result of unionization or otherwise) and services. Any one or a combination of these factors, together with other market and business conditions beyond our control, could result in operating deficiencies at our senior housing properties, which could have a material adverse effect on our facility operators’ results of operations and their ability to meet their obligations to us and operate our properties effectively and efficiently, which in turn could materially adversely affect us.

If our operators fail to cultivate new or maintain existing relationships with residents in the markets in which they operate, our occupancy percentage, payor mix and resident rates may deteriorate, which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to you.

We have built relationships with several key operators, which makes us extremely dependent on those select operators. The ability of our operators to improve the overall occupancy percentage, payor mix and resident rates at our senior housing and other healthcare facilities, depends on our operators’ reputation in the communities they serve and our operators’ ability to successfully market our facilities to potential residents. A large part of our operators’ marketing and sales effort is directed towards cultivating and maintaining relationships with key community organizations that work with seniors, physicians and other healthcare providers in the communities where our facilities are located, whose referral practices significantly affect the choices seniors make with respect to their long-term care needs. If our operators are unable to successfully cultivate and maintain strong relationships with these community organizations, physicians and other healthcare providers, occupancy rates at our facilities could decline, which could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to you.

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

Lessees of properties held in our TRSs, i.e., certain senior housing properties, will incur taxes or accrue tax benefits consistent with a “C” corporation. If the leases between us and our TRS lessees were deemed by the Internal Revenue Service to not reflect an arm’s-length transaction, as that term is defined by tax law, we may be subject to significant tax penalties as the lessor, which would materially adversely impact our profitability and our cash flows.

Increased competition for customers may reduce the ability of certain of our operators to make scheduled rent payments to us.

The types of properties in which we invest are expected to face competition for customers from other similar properties, both locally and nationally. For example, marinas we own compete in each market with other marinas, some of which have greater resources than our marinas, for a limited number of boaters seeking boat rental slips. Any decrease in revenues due to such competition at any of our properties may adversely affect our operators’ ability to make scheduled rent payments to us, which may materially adversely affect our results of operations and our ability to pay amounts due on our indebtedness.

We have no economic interest in the land beneath ground lease properties in our portfolio.

A significant number of the properties that we have acquired are on land owned by a governmental entity or other third party, while we own a leasehold, permit, or similar interest. This means that while we have a right to use the property, we do not retain fee ownership in the underlying land. Accordingly, with respect to such properties, we have no economic interest in the land or buildings at the expiration of the ground lease or permit. As a result, although we share in the income stream derived from the lease or permit, we will not share in any increase in value of the land associated with the underlying property. Further, because we do not completely control the underlying land, the governmental or other third party owners that lease this land to us could take certain actions to disrupt our rights in the properties or our tenants’ operation of the properties or take the properties in an eminent domain proceeding. While we do not think such interruption is likely, such events are beyond our control. If the entity owning the land under one of our properties chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our results of operations and ability to pay amounts due on our indebtedness, could be materially adversely affected.

Marinas, ski resorts and other types of properties in which we invest may not be readily adaptable to other uses.

Ski resorts and related properties, marinas and other types of properties in our portfolio are specific-use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors, such as our ski properties, become unprofitable for our tenant or operator due to industry competition, a general deterioration of the applicable industry or otherwise, such that the tenant becomes unable to meet its obligations under its lease, then we may have great difficulty re-leasing the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses. Should any of these events occur, our income and cash available to pay our indebtedness, and the value of our property portfolio, could be materially reduced.

We may not control our joint ventures.

Our independent directors must approve all joint venture or general partnership arrangements. Subject to that approval, we have entered and we may, in the future, enter into joint ventures with unaffiliated third-parties to purchase properties or to make loans or other permitted investments, and the joint venture or general partnership agreement relating to that joint venture or partnership may provide that we will share with the unaffiliated party management control of the joint venture. For instance, with respect to the commercial retail property we own with Intrawest Corporation at five ski resorts and the Dallas Market Center, our venture partners share approval rights on many major decisions. Those venture partners may have differing interests from ours and the power to direct the joint venture or partnership on certain matters in a manner with which we do not agree. In the event the joint venture or general partnership agreement provides that we will have sole management control of the joint venture, the agreement may be ineffective as to a third party who has no notice of the agreement, and we may therefore be unable to control fully the activities of the joint venture. Should we enter into a joint venture with another program sponsored by an affiliate, we do not anticipate that we will have sole management control of the joint venture. In addition, when we invest in properties, loans or other permitted investments indirectly through the acquisition of interests in entities that own such properties, loans or other permitted investments, we may not be able to control the management of such assets.

Certain of our properties are subject to environmental liabilities that could significantly impact our return from the properties and the success of our ventures.

Operations at certain of our properties involve the use, handling, storage, and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as herbicides, pesticides, fertilizers, motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels, and sewage. Accordingly, the operations of certain properties in our portfolio are subject to regulation by federal, state, and local authorities establishing health and environmental quality standards. In addition, certain of our properties may maintain and operate underground storage tanks, or USTs, for the storage of various petroleum products. USTs are generally subject to federal, state, and local laws and regulations that require testing and upgrading of USTs and the remediation of contaminated soils and groundwater resulting from leaking USTs.

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

We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Other environmental laws impose liability on a previous owner of property to the extent hazardous or toxic substances were present during the prior ownership period. A transfer of the property may not relieve us of such liability; therefore, we may have liability with respect to properties that we or our predecessors sold in the past.

The presence of contamination or the failure to remediate contamination at any of our properties may materially adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. Some of our tenants routinely handle hazardous substances and wastes at our properties. Environmental laws and regulations subject our tenants, and potentially us, to liability resulting from these activities or from previous activities at the properties. Environmental liabilities could also affect the ability of our tenants to meet their obligations to pay us for leasing the properties. While our leases generally provide that the tenant is solely responsible for any environmental hazards created during the term of the lease, we or an operator of a site may be liable to third parties for damages and injuries resulting from environmental contamination coming from the site.

All of our properties have been acquired subject to satisfactory Phase I environmental assessments, which assessments generally involve the inspection of site conditions without invasive testing such as sampling or analysis of soil, groundwater or other conditions, or satisfactory Phase II environmental assessments, which generally involve the testing of soil, groundwater or other conditions. Our Board of Directors and our Advisor may determine that we will acquire a property in which a Phase I or Phase II environmental assessment indicates that a problem exists and has not been resolved at the time the property is acquired, provided, however, that if it is a material problem: (i) the seller has (a) agreed in writing to indemnify us and/or (b) established an escrow fund with cash equal to a predetermined amount greater than the estimated costs to remediate the problem; or (ii) we have negotiated other comparable arrangements, including, but not limited to, a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs. Further, we cannot be sure that all environmental liabilities associated with the properties that we may acquire from time to time will have been identified or that no prior owner, operator or current occupant will have created an environmental condition not known to us. Moreover, we cannot be sure that: (i) future laws, ordinances or regulations will not impose any material environmental liability on us; (ii) that the assessment failed to reveal material adverse environmental conditions, liabilities, or compliance concerns, or (iii) the environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of USTs), or by third parties unrelated to us. Environmental liabilities that we may incur could have a materially adverse effect on our financial condition, results of operations and/or our ability to pay distributions to stockholders and amounts due on our indebtedness. In addition to the risks associated with potential environmental liabilities discussed above, compliance with environmental laws and regulations that govern our properties may require expenditures and modifications of development plans and operations that could have a materially detrimental effect on the operations of the properties and our financial condition, results of operations and ability to pay distributions to stockholders and amounts due on our indebtedness. There can be no assurance that the application of environmental laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a material detrimental effect on any of our properties.

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

Legislation and government regulation may adversely affect the development and operations of our properties.

In addition to being subject to environmental laws and regulations, certain of the development plans and operations conducted or to be conducted on our properties require permits, licenses and approvals from certain federal, state and local authorities. For example, ski resort operations often require federal permits from the U.S. Forest Service to use forests as ski slopes. Material permits, licenses or approvals may be terminated, not renewed or renewed on terms or interpreted in ways that are materially less favorable to the properties we purchase. Furthermore, laws and regulations that we or our operators are subject to may change in ways that are difficult to predict. There can be no assurance that the application of laws, regulations or policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a material detrimental effect on our properties, the operations of our properties and the amount of rent we receive from our tenants.

Governmental regulation with respect to water use by ski resorts could negatively impact our ski resorts.

The rights of our ski resorts and related properties to use various water sources on or about their properties may also be subject to significant restrictions or the rights of other riparian users and the public generally. Certain ski resorts and related properties and the municipalities in which they are located may be dependent upon a single source of water, which sources could be historically low or inconsistent. Such a problem with water may lead to disputes and litigation over, and restrictions placed on, water use. Disputes and litigation over water use could damage the reputation of the ski resorts and related properties and could be expensive to defend, and together with restrictions placed on water use, could have a material adverse effect on the business and operating results of our ski resorts and related properties.

Governmental regulation of marinas with respect to dredging or damming could negatively impact our marinas.

Government regulations require that marinas be dredged from time to time to remove the silt and mud that collect in harbor areas as a result of, among other factors, heavy boat traffic, tidal flow, water flow and storm runoff. Dredging and disposing of the dredged material can be very costly and may require permits from various governmental authorities. In addition, the Army Corps of Engineers often has the authority to dam rivers and lakes, which can negatively affect our marinas. If we or our marina tenants or operators engaged by our marina tenants cannot timely obtain the permits necessary to dredge our marinas or dispose of the dredged material, if dredging is not practical or is exceedingly expensive, or damming drops water levels, the operations of our marina could be materially and adversely affected, which could have a material negative impact on our financial condition and our ability to pay amounts due on our indebtedness.

Financing Related Risks

Borrowing creates risks.

We have borrowed and may continue to borrow money to acquire assets, to preserve our status as a REIT, or for other corporate purposes. We generally mortgage or put a lien on one or more of our assets in connection with any borrowing. We intend to maintain one or more revolving lines of credit of up to $160 million to provide financing for the potential acquisition of assets, although our Board of Directors could determine to borrow a greater amount. We may repay the line of credit using proceeds from the sale of assets, working capital or long-term financing. We also have obtained, and intend to continue to obtain, long-term financing. We may not borrow more than 300% of the value of our net assets without the approval of a majority of our independent directors and the borrowing must be disclosed and explained to our stockholders in our first quarterly report after such approval. Borrowing may be risky if the cash flow from our properties and other permitted investments is insufficient to meet our debt obligations. In addition, our lenders may seek to impose restrictions on future borrowings, distributions to stockholders and operating policies, including with respect to capital expenditures and asset dispositions. If we mortgage assets or pledge equity as collateral and we cannot meet our debt obligations, then the lender could take the collateral, and we would lose the asset or equity and the income we were deriving from the asset.

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

The global and U.S. economy have shown some signs of improvement in recent years, however, concerns continue to exist about the strength of the recovery. If mortgage debt is limited or if we are unable to obtain favorable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, our ability to acquire properties may be limited and we risk being unable to refinance our existing debt upon maturity.

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

Our current line of credit is subject to various requirements and financial covenants. We utilize our line of credit to fund operating expenses, distributions, debt service and other expenditures during seasonally slow periods and to make opportunistic acquisitions. In the event we are unable to maintain or extend existing and/or secure new lines of credit or collateralized financing on favorable terms, our ability to make new investments and improvements in existing properties as well as our ability to pay amounts due on our indebtedness, operating expenses and distributions may be significantly negatively impacted.

Defaults on our borrowings may adversely affect our financial condition and results of operations.

Defaults on loans collateralized by a property we own may result in foreclosure actions and our loss of the property or properties securing the loan that is in default. Such legal actions are expensive. For tax purposes, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt collateralized by the property. If the outstanding balance of the debt exceeds our tax basis in the property, we would recognize taxable income on the foreclosure and all or a portion of such taxable income may be subject to tax and/or required to be distributed to our stockholders in order for us to qualify as a REIT. In such case, we would not receive any cash proceeds to enable us to pay such tax or make such distributions. If any mortgages contain cross collateralization or cross default provisions, more than one property may be affected by a default. If any of our properties are foreclosed upon due to a default, our financial condition, results of operations and our ability to pay distributions to stockholders and amounts due on our indebtedness may be materially adversely affected.

Financing arrangements involving balloon payment obligations may adversely affect our ability to make distributions.

Some of our fixed-term financing arrangements require us to make balloon payments at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or sell a particular property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan, or sell the property at a price sufficient to make the balloon payment. These refinancing or property sales could negatively impact the rate of return to stockholders and the timing of disposition of our assets. In addition, payments of principal and interest may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

Increases in interest rates could increase the amount of our debt payments and materially adversely affect our ability to make distributions to stockholders.

We borrow money that bears interest at a variable rate; and from time to time, we may incur mortgage loans or refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to pay amounts due on our indebtedness.

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

Our substantial level of indebtedness could materially adversely affect our financial condition and prevent us from fulfilling our obligations under our senior notes.

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

Each of these factors may have a material adverse effect on our financial condition and viability. Our ability to make payments with respect to our senior notes and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our Company and industry, many of which are beyond our control.

The indenture governing our senior notes imposes significant operating and financial restrictions on us and our subsidiaries, which may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

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

We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain ratios or because of the limitations imposed on us by the restrictive covenants under the indenture governing the senior notes. The restrictions contained in the indenture governing the senior notes may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and materially adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could materially adversely affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to the indenture governing the senior notes if for any reason we are unable to comply with the indenture, or that we will be able to refinance our debt on acceptable terms or at all should we seek to do so.

Our ability to comply with these covenants will likely be affected by events beyond our control, and we cannot assure you that we will satisfy those requirements. A breach of any of these provisions could result in a default under our credit facility, the indenture governing the senior notes or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and indentures, if any then exist governing the senior notes and the terms of our other indebtedness outstanding at such time. If the amounts outstanding under the senior notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

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

The lease of qualified lodging and qualified healthcare properties to a TRS are subject to special requirements.

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

Our organizational documents permit us to make distributions from any source, including cash flows from operating activities, proceeds from the sale of assets, borrowings from affiliates and other persons in anticipation of future net operating cash flow, which may be unsecured or secured by our assets, and proceeds of equity offerings. For the years ended December 31, 2014 and 2012, 7.9% and 46.3%, respectively, of distributions were funded from borrowings. For the year ended December 31, 2013, 100.0% of distributions were funded from cash flows from operating activities. In the future we may continue to borrow money to make cash distributions or fund distributions from other sources as we consider necessary or advisable to meet our distribution requirements.

Our distributions have exceeded our earnings and profits in the past and will likely do so in the future. To the extent that the aggregate amount of cash distributed in any given year exceeds the amount of our current and accumulated earnings and profits for the same period, the excess amount will be deemed a return of capital for federal income tax purposes, rather than a return on capital. Furthermore, in the event that we are unable to fund future distributions from our cash flows from operating activities, the value of your shares, the sale of our assets or any other liquidity event may be materially adversely affected.

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

Our distribution policy is subject to change. We may not be able to pay distribution at our current rate or at all.

The actual amount and timing of distributions are determined by our Board of Directors in its sole discretion and typically will depend on the amount of funds available for distribution, our financial condition, current and projected capital expenditure requirements, tax considerations and annual distribution requirements needed to maintain our qualification as a REIT. As a result, our distribution rate and payment frequency may vary from time to time; and we can provide no assurance that we will be able to continue current distributions rates, or pay any subsequent distributions. Our ability to declare and pay distribution at our current rate or at all will be subject to an evaluation, by our Board of Directors, of our current and expected future operating results, capital levels, financial condition, future plans, general business and economic conditions and other relevant considerations; and we cannot assure you that we will continue to pay distribution on any schedule or that we will not reduce the amount of our cease paying distributions in the future. The continued disposition of assets, may affect the ability to pay distributions at the level currently set. Future distribution levels are subject to adjustment or termination based upon any one or more risk factors set forth herein as well as other factors that our Board of Directors may, from time to time, deem relevant to consider when determining an appropriate common stock distribution.

We rely on the senior management team of our Advisor, the loss of whom could significantly harm our business.

We depend to a significant extent on the efforts and abilities of the senior management team of our Advisor. These individuals are important to our business and strategy and to the extent that any one or more of them departs and are not replaced with qualified substitutes, such persons’ departures could harm our operations and financial condition.

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

The liquidation of our assets may be delayed.

Generally, absent an affirmative vote of our stockholders to extend the date, we are obligated under our articles of incorporation to sell our assets and distribute the net sales proceeds to our stockholders or merge with another entity in a transaction that provides our stockholders with cash or securities of a publicly traded company on or before December 31, 2015. In such instances, we will engage only in activities related to our orderly liquidation or merger, unless stockholders owning a majority of our shares of common stock elect to extend our duration by amendment of our articles of incorporation. Neither our advisor nor our Board of Directors may be able to control the timing of the sale of our assets or completion of a merger; and we cannot assure you that we will be able to sell our assets or merge with another company so as to return our stockholders’ aggregate invested capital, generate a profit for the stockholders, or fully satisfy our debt obligations. Because we have used a portion of the offering proceeds to pay expenses and fees, and the full net offering proceeds were not invested in properties, loans or other investments, we would only return all of our stockholders’ invested capital if we sell our assets or the Company for a sufficient amount in excess of the original purchase price of our assets, which at this time is unlikely. If we take a purchase money obligation in partial payment of the sales price of a property, we may realize the proceeds of the sale over a period of years.

Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by the Financial Industry Regulatory Authority, Inc. and the Commission.

The Company’s securities, like other non-traded REITs, are sold through broker-dealers and financial advisors. Governmental and self-regulatory organizations like the Commission and self-regulatory organizations like Financial Industry Regulatory Authority, Inc. (“FINRA”) impose and enforce regulations on broker-dealers, investment advisers and similar financial services companies. In disciplinary proceedings in 2012, the Enforcement Division of FINRA required a broker-dealer to pay restitution to investors of a non-traded REIT in connection with the broker-dealer’s sale and promotion activities. FINRA has also filed complaints against a broker-dealer firm with respect to (i) its solicitation of investors to purchase shares in a non-traded REIT without conducting a reasonable inquiry of investor suitability and (ii) its provision of misleading distribution information. In March 2013, a non-traded REIT disclosed in a public filing with the Commission that it was the subject of a Commission investigation focused principally on the adequacy of certain of its disclosures and certain transactions involving affiliated non-traded REITs.

The above-referenced proceedings have resulted in increased regulatory scrutiny from the Commission regarding non-traded REITs. As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker-dealer channel for non-traded REITs. If the Company becomes the subject of scrutiny, even if the Company has complied with all applicable laws and regulations, responding to such regulator inquiries could be expensive and distract the Company’s management.

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

We continue to refine our risk management techniques, strategies and assessment methods. However, our risk management techniques and strategies may not fully mitigate the risk exposure of our operations in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in our operations or to seek adequate risk-adjusted returns.

Risks Related to Our Valuation

Valuations and appraisals of our properties and real estate-related assets are estimates of value and may not necessarily correspond to realizable value.

On March 6, 2015, we updated our estimated net asset value (“NAV”) to $5.20 per shares as of December 31, 2014, net of estimated transaction fees and closing costs in connection with the strategic alternatives process. In determining the NAV per share, the Board of Directors considered various analyses and information including appraisals by an independent investment banking firm that was engaged as our valuation advisor. The valuation methodologies used to value our assets involve subjective judgments regarding such factors as leased fee values for our leased properties, net operating income, net proceeds after debt repayment to capture specific joint venture promote structures, discounted cash flow value indications from MAI appraisals, pending purchase price for assets currently under contract or expected to be under contract, market indications of value, and letters of intent from multiple buyers and executed purchase and sale agreements. The fair market value of debt was estimated by discounting the required payments under the Company’s debt agreements using the estimated interest rate that it would expect to receive had it entered into the agreement as of December 31, 2014. The valuation analyses performed are not necessarily indicative of actual values, trading values or actual future results of the Company’s common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the valuation report. The analyses do not purport to be appraisals or to reflect the prices at which the properties may actually be sold and such estimates are inherently subject to uncertainty. The actual value of the Company’s common stock may vary significantly depending on numerous factors that generally impact the price of securities, the financial condition of the Company and the state of the real estate industry more generally, including what a third-party would be willing to pay for the assets. There will be no retroactive adjustment in the valuation of the assets, the price of our shares of common stock or the price we paid to redeem shares of our common stock to the extent such valuations prove to not accurately reflect the true estimate of value. There will be no retroactive change to fees paid or payable to the advisor and the managing dealer. Prior to the time we began estimating our NAV per share, the price you paid for our common stock in our equity offerings was based on a number of factors, including what we believed investors would pay for our shares, estimated fees to be paid to third parties and to our Advisor and its affiliates, the expenses of our public offering and the funds we believed should be available for us to invest in properties, loans and other permitted investments. You may have paid more than realizable value for your investment.

Our estimated NAV per share is not subject to GAAP, will not be independently audited and will involve subjective judgments by parties involved in valuing our assets and liabilities.

Our methodology and our NAV per share are not subject to GAAP and will not be subject to independent audit. Our estimated NAV per share may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Our estimated NAV per share is based, in part, on estimates of the values of our properties, consisting principally of illiquid real estate and other assets, and liabilities as of December 31, 2014. The valuation methodologies used by the independent investment banking firm retained by our Board of Directors to estimate the value of our properties, and the estimated NAV per shares as of December 31, 2014, involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct.

The estimated NAV per share as of December 31, 2014 is not intended to be related to any analysis of individual asset values performed for financial statement purposes nor to the values at which individual assets may be carried on financial statements under GAAP. Accordingly, you will be relying entirely on our Board of Directors to adopt an appropriate valuation methodology and approve an appropriate estimated NAV per share, which may not correspond to realizable value upon a sale of our assets.

Our estimated NAV per share may change over time if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally projected.

Subsequent estimated NAV per share may increase or decrease from the prior estimated NAV per share. Actual operating results may differ from what we originally projected, which may cause an increase or decrease in the estimated NAV per share.

Our estimated NAV per share may not be indicative of the price at which our shares would trade if they were actively traded.

Our Board of Directors determined our estimated NAV per share of our common stock utilizing a valuation report from an independent investment banking firm as valuation expert. Although we used guidelines recommended by the Investment Program Association for valuing issued or outstanding shares of non-traded real estate investment trusts such as us, our estimated NAV per share may not be indicative of either the price at which our shares would trade if they were listed on a national exchange or actively traded by brokers or of the proceeds that a stockholder would receive if we were liquidated or dissolved and the proceeds were distributed to our stockholders.

Risks Related to Conflicts of Interest and Our Relationships with Our Advisor and Its Affiliates

There may be conflicts of interest because of interlocking boards of directors with affiliated companies.

James M. Seneff, Jr. and Thomas K. Sittema serve as our chairman and vice chairman, respectively, and as directors of our Board and concurrently serve as directors for CNL Healthcare Properties, Inc. Mr. Seneff also currently serves as chairman and a director for CNL Growth Properties, Inc. and for Global Income Trust, Inc.

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

One or more real estate investment programs sponsored by CNL may be seeking to invest in properties and other real estate-related investments similar to the assets we are seeking to acquire. CNL has three other public active real estate investment programs. All of these programs invest in commercial properties. As a result, we may be buying properties and other real estate-related investments at the same time as other programs sponsored by CNL and managed by the executive officers of our advisor or its affiliates are also buying properties and other real estate-related investments. We cannot assure you that properties we want to acquire will be allocated to us in this situation. CNL is not required to allocate each prospective investment to our advisor for review. Our advisor may choose a property that provides lower returns to us than a property allocated to another program sponsored by CNL. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL own properties. If one of such other programs sponsored by CNL attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.

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

Agreements with our advisor, and its affiliates may contain terms that are not in our best interest and would not otherwise apply if we entered into agreements negotiated at arm’s length with unaffiliated third parties.

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

As of December 31, 2014, through various limited partnerships and limited liability companies, we had invested in 105 real estate investment properties. The following tables set forth details about our property holdings by asset class beginning with wholly-owned properties followed by properties owned through joint venture arrangements (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2014	Initial Purchase Price	Date Acquired
Ski and Mountain Lifestyle
The Omni Mount Washington Resort and Bretton Woods Ski Area— Bretton Woods, New Hampshire	284-room hotel, 434 skiable acres, nine chairlifts, one golf facility, resort amenities and development land	$—	$55,500	(3)
Brighton Ski Resort—(1) Brighton, Utah	1,050 skiable acres, seven lifts; permit and fee interests	$20,642	$35,000	1/8/07
Crested Butte Mountain Resort— Mt. Crested Butte, Colorado	1,167 skiable acres, 16 chairlifts; permit and leasehold interests	$—	$41,000	12/5/08
Cypress Mountain—(6) West Vancouver, BC, Canada	600 skiable acres, nine lifts; permit and interests	$—	$27,500	5/30/06
Gatlinburg Sky Lift—(1) Gatlinburg, Tennessee	Scenic chairlift; leasehold interest	$—	$19,940	12/22/05
Jiminy Peak Mountain Resort— Hancock, Massachusetts	167 skiable acres, nine lifts; fee interest	$8,402	$27,000	1/27/09
Loon Mountain Resort—(1) Lincoln, New Hampshire	370 skiable acres, 12 lifts; leasehold, permit and fee interests	$16,363	$15,539	1/19/07
Mount Sunapee Mountain Resort— Newbury, New Hampshire	233 skiable acres, 11 lifts leasehold interest	$—	$19,000	12/5/08
Mountain High Resort— Wrightwood, California	290 skiable acres, 59 trails, 14 lifts; permit interest	$14,550	$45,000	6/29/07
Northstar-at-Tahoe Resort—(1) Truckee, California	3,170 skiable acres, 20 lifts; permit and fee interests	$41,946	$80,097	1/19/07
Okemo Mountain Resort— Ludlow, Vermont	655 skiable acres, 19 lifts; leasehold interest	$—	$72,000	12/5/08
Sierra-at-Tahoe Resort—(1) Twin Bridges, California	2,000 skiable acres, 14 lifts; permit and fee interest	$15,677	$39,898	1/19/07
Sugarloaf Mountain Resort— Carrabassett Valley, Maine	1,230 skiable acres, 14 lifts; fee and leasehold interest	$—	$26,000	8/7/07
Summit-at-Snoqualmie Resort—(1) Snoqualmie Pass, Washington	1,981 skiable acres, 24 lifts; permit and fee interest	$28,086	$34,466	1/19/07
Stevens Pass— Skykomish, Washington	1,125 skiable acres, 10 chairlifts; fee interest and special use permit	$12,270	$20,475	11/17/11
Sunday River Resort— Newry, Maine	820 skiable acres, 15 lifts; leasehold, permit and fee interest	$—	$50,500	8/7/07

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2014	Initial Purchase Price	Date Acquired
Ski and Mountain Lifestyle (continued)
The Village at Northstar—(1) Lake Tahoe, California	79,898 leasable square feet	$—	$36,100	11/15/07

		$157,936	$645,015

Senior Housing (2)
Amber Ridge Assisted Living— Moline, Illinois	31 residential units	$2,400	$3,600	6/29/12
Amber Ridge Memory Care— Moline, Illinois	41 residential units	$4,800	$6,900	6/29/12
Bozeman Lodge— Bozeman, Montana	131 residential units	$20,395	$31,000	8/9/13
Chateau Vestavia— Vestavia Hills, Alabama	163 residential units	$12,171	$18,500	12/20/13
Culpepper Place at Branson Meadows— Branson, Missouri	65 residential units	$4,772	$9,850	8/31/11
Culpepper Place of Springfield -Chesterfield Village— Springfield, Missouri	80 residential units	$6,764	$12,200	8/31/11
Culpepper Place of Fayetteville— Fayetteville, Arkansas	67 residential units	$8,602	$14,000	11/30/12
Culpepper Place of Jonesboro— Jonesboro, Arkansas	61 residential units	$4,448	$7,950	8/31/11
Culpepper Place of Nevada, MO— Nevada, Missouri	31 residential units	$—	$425	8/31/11
Culpepper of Springdale— Springdale, Arkansas	59 residential units	$4,494	$8,850	8/31/11
Culpepper Place of Springfield -East— Springfield, Missouri	61 residential units	$3,892	$7,725	8/31/11
Dogwood Forest of Alpharetta— Alpharetta, Georgia	76 residential units	$10,098	$15,300	4/30/12
Dogwood Forest of Cumming— Cumming, Georgia	48 residential units	$5,100	$7,500	12/14/12
Dogwood Forest of Eagles Landing— Stockbridge, Georgia	61 residential units	$10,168	$12,800	4/30/12
Dogwood Forest of Fayetteville— Fayetteville, Georgia	62 residential units	$9,270	$12,900	4/30/12
Dogwood Forest of Gainesville— Gainesville, Georgia	148 residential units	$16,629	$38,800	4/30/12

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2014	Initial Purchase Price	Date Acquired
Senior Housing (2) (Continued)
The Grand Victorian of Pekin— Pekin, Illinois	61 residential units	$5,292	$9,930	12/29/11
Good Neighbor Care of Sterling— Sterling, Illinois	61 residential units	$5,116	$9,700	12/29/11
The Grand Victorian of Washington— Washington, Illinois	61 residential units	$5,960	$11,120	12/29/11
La Conner Retirement Inn— La Conner, Washington	67 residential units	$—	$8,250	6/2/14
MorningStar at Dayton Place— Aurora, Colorado	239 residential units	$—	$29,908	12/13/13
The Oaks at Braselton— Hoschton, Georgia	80 residential units	$—	$15,000	9/22/14
The Oaks at Post Road— Cumming, Georgia	100 residential units	$—	$18,600	9/22/14
Pacifica Senior Living Bakersfield— Bakersfield, California	78 residential units	$14,021	$28,750	7/25/14
Pacifica Senior Living Modesto— Modesto, California	60 residential units	$6,904	$16,250	7/24/14
Pacifica Senior Living Northridge— Northridge, California	78 residential units	$—	$25,250	6/6/14
Pacifica Senior Living Peoria— Peoria, Arizona	84 residential units	$8,717	$13,250	12/20/13
Pacifica Senior Living Portland— Portland, Oregon	99 residential units	$17,928	$27,250	12/20/13
Pacifica Senior Living Santa Clarita— Newhall, California	88 residential units	$12,664	$19,250	12/20/13
Pacifica Senior Living Victoria Court— Cranston, Rhode Island	90 residential units	$10,033	$15,250	1/5/14
Pacifica Senior Living Wilmington— Wilmington, North Carolina	87 residential units	$13,191	$22,250	7/25/14
South Pointe Assisted Living— Everett, Washington	41 residential units	$—	$4,300	6/2/14
Sun City Senior Living— Sun City Center. Florida	113 residential units	$13,322	$20,250	12/20/13
Pioneer Village— Jacksonville, Oregon	99 residential units	$9,770	$14,850	7/31/13

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2014	Initial Purchase Price	Date Acquired
Senior Housing (2) (Continued)
Provision Living at Godfrey— Godfrey, Illinois	77 residential units	$7,800	$11,000	5/7/12
The Stratford— Carmel, Indiana	213 residential units	$—	$22,000	6/28/13
Town Center Village— Portland, Oregon	338 residential units	$24,740	$40,967	8/31/11
The Lodge Assisted Living and Memory Care Community— Carson City, Nevada	82 residential units	$9,900	$15,500	6/29/12

		$289,361	$607,175

Attractions
Adventure Landing—(1) Pineville, North Carolina	Miniature golf course, batting cages, bumper boats and go-karts	$—	$7,378	10/6/06
Camelot Park—(1) Bakersfield, California	Miniature golf course, go-karts, batting cages and arcade; fee and leasehold interest	$—	$948	10/6/06
Coco Key Water Resort—(4) Orlando, Florida	399-room waterpark hotel	$—	$18,527	5/28/08
Darien Lake— Buffalo, New York	978-acre theme park and waterpark	$—	$109,000	4/6/07
Elitch Gardens—(1) Denver, Colorado	62-acre theme park and waterpark	$42,859	$109,000	4/6/07
Frontier City— Oklahoma City, Oklahoma	113-acre theme park	$—	$17,750	4/6/07
Funtasticks Fun Center—(1) Tucson, Arizona	Miniature golf course, go-karts, batting cages, bumper boats and kiddie land with rides	$—	$6,424	10/6/06
Great Wolf Lodge—Sandusky— Sandusky, Ohio	271-room waterpark resort	$—	$43,400	8/6/09
Great Wolf Lodge—Wisconsin Dells— Wisconsin Dells, Wisconsin	309-room waterpark resort	$—	$46,900	8/6/09
Hawaiian Falls-Garland—(1) Garland, Texas	11-acre waterpark; leasehold interest	$—	$6,318	4/21/06
Hawaiian Falls-The Colony(1)— The Colony, Texas	12-acre waterpark; leasehold interest	$—	$5,807	4/21/06
Magic Springs and Crystal Falls Water and Theme Park—(1) Hot Springs, Arkansas	70-acre theme park and waterpark	$9,384	$20,000	4/16/07

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2014	Initial Purchase Price	Date Acquired
Attractions (Continued)
Mountasia Family Fun Center—(1) North Richland Hills, Texas	Two miniature golf courses, go-karts, bumper boats, batting cages, paintball fields and arcade	$—	$1,776	10/6/06
Myrtle Waves Water Park—(5) Myrtle Beach, South Carolina	2-acre theme park; leasehold interest	$—	$7,900	4/25/14
Pacific Park—(1) Santa Monica, California	2-acre theme park; leasehold interest	$18,939	$34,000	12/29/10
Rapids Waterpark— Riviera Beach, Florida	30-acre waterpark	$20,781	$51,850	6/29/12
Wet ‘n’ Wild Palm Springs— Palm Springs, California	21-acre waterpark	$—	$15,601	8/12/13
Wet ‘n’ Wild Splashtown— Houston, Texas	53-acre waterpark	$—	$13,700	4/6/07
Waterworld— Concord, California	23-acre waterpark; leasehold interest	$—	$10,800	4/6/07
Wet ’n’ Wild Hawaii—(1) Kapolei, Hawaii	29-acre waterpark; leasehold interest	$—	$25,800	5/6/09
Wet’n’ Wild Phoenix— Glendale, Arizona	35-acre waterpark	$—	$33,000	11/26/13
White Water Bay— Oklahoma City, Oklahoma	21-acre waterpark	$—	$20,000	4/6/07
Wild Waves Theme Park—(1) Seattle, Washington	67-acre theme park and waterpark; leasehold interest	$—	$31,750	4/6/07
Zuma Fun Center—(1) South Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	$—	$4,883	10/6/06

		$91,963	$642,512

Marinas(2)(4)
Anacapa Isle Marina— Oxnard, California	438 wet slips; leasehold interest	$2,295	$9,829	3/12/10
Ballena Isle Marina— Alameda, California	504 wet slips; leasehold interest	$—	$8,179	3/12/10
Beaver Creek Resort & Marina—(1) Monticello, Kentucky	275 wet slips; leasehold interest	$—	$10,525	12/22/06
Brady Mountain Resort & Marina—(1) Royal (Hot Springs), Arkansas	585 wet slips, 55 dry storage units; leasehold interest	$—	$14,140	4/10/08
Bohemia Vista Marina— Chesapeake City, Maryland	239 wet slips; fee interest	$—	$4,970	5/20/10

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2014	Initial Purchase Price	Date Acquired
Marinas(2)(4) (Continued)
Burnside Marina—(1) Somerset, Kentucky	400 wet slips; leasehold interest	$—	$7,130	12/22/06
Cabrillo Isle Marina— San Diego, California	463 slips; leasehold interest	$5,478	$20,575	3/12/10
Crystal Point Yacht Club— Point Pleasant, New Jersey	200 wet slips	$—	$5,600	6/8/07
Eagle Cove Marina—(1) Byrdstown, Tennessee	106 wet slips; leasehold and fee interest	$—	$5,300	8/1/07
Great Lakes Marina— Muskegon, Michigan	350 wet slips; 150 dry storage units	$—	$10,088	8/20/07
Hack’s Point Marina— Earleville, Maryland	239 wet slips; fee interest	$—	$2,030	5/20/10
Holly Creek Marina—(1) Celina, Tennessee	250 wet slips; leasehold and fee interest	$—	$6,790	8/1/07
Lakefront Marina—(1) Port Clinton, Ohio	470 wet slips; leasehold and fee interest	$—	$5,600	12/22/06
Manasquan River Club— Brick Township, New Jersey	199 wet slips	$—	$8,900	6/8/07
Pier 121 Marina —(1) Lewisville, Texas	1,007 wet slips, 250 dry storage units; leasehold interest	$—	$37,190	12/22/06
Sandusky Harbor Marina—(1) Sandusky, Ohio	660 wet slips; leasehold and fee interests	$—	$8,953	12/22/06
Ventura Isle Marina— Ventura, California	579 slips; leasehold interest	$3,471	$16,417	3/12/10

		$11,244	$182,216

Other(4)
Granby Unimproved Land— (1) Granby, Colorado	1,553 acres with infrastructure water, sewer, golf course in various stages of completion and improvements such as roads, water, sewer, golf course in various stages of completion	$—	$51,255	10/29/09

		$—	$51,255

		$550,504	$2,128,173

FOOTNOTES:

(1)	We issued $400 million senior notes which are guaranteed by the subsidiaries that own the respective properties.
(2)	These properties are classified as assets held for sale as of December 31, 2014 and are expected to be sold during 2015.
(3)	The initial purchase price includes the original purchase of $45.0 million, acquired July 23, 2006. In 2011, we purchased the golf facility, resort amenities and development land at this property for an additional $10.5 million. In addition, during our ownership period, we have funded $26.5 million in expansion capital to grow, renovate and enhance this resort.

(4)	As of December 31, 2014, we recorded impairment provisions when we determined that the net carrying value exceeded the expected net sales proceeds. We also recorded impairment provisions of approximately $25.4 million and $5.0 million related to one of our attractions properties and our unimproved land, respectively, as of December 31, 2014 to write down the book values related to these properties to estimated sales prices from third party buyers less costs to sell. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impairments” for additional information.
(5)	In April 2014, we foreclosed on an attractions property that served as collateral on one of our mortgage notes receivable. The estimated fair value of the collateral was approximately $7.9 million, which approximated the carrying value of the loan.
(6)	Converted from Canadian dollars to U.S. dollars at the exchange rate in place as of the end of the year.

As of December 31, 2014, we own interests in eight properties held through two unconsolidated entities with the following ownership percentage (i) Intrawest Venture at 80.0% and (ii) DMC Partnership at 81.98%. These unconsolidated entities are in the business of owning and leasing real estate. The following tables set forth details about our property holdings by asset class owned through our joint-venture agreements (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2014	Initial Purchase Price	Date Acquired
Destination Retail — Intrawest Venture
Village at Blue Mountain— (1) Collingwood, ON, Canada	39,723 leasable square feet	$10,792	$10,781	12/3/04
Village at Copper Mountain— Copper Mountain, Colorado	97,928 leasable square feet	$9,511	$23,300	12/16/04
Village at Mammoth Mountain— Mammoth Lakes, California	57,924 leasable square feet	$10,710	$22,300	12/16/04
Village of Snowshoe Mountain— Snowshoe, West Virginia	39,846 leasable square feet	$4,214	$8,400	12/16/04
Village of Baytowne Wharf—(2) Destin, Florida	56,104 leasable square feet	$8,661	$17,100	12/16/04
Village at Stratton— Stratton, Vermont	47,837 leasable square feet	$2,475	$9,500	12/16/04
Whistler Creekside—(1) Vancouver, BC, Canada	70,802 leasable square feet	$20,327	$19,500	12/3/04

		$66,690	$110,881

Dallas Market Center—(3) International Floral and Gift Center— Dallas, Texas	4.8 million leasable square feet; leasehold and fee interests	$131,500	$260,659	2/14/05

		$131,500	$260,659

		$198,190	$371,540

FOOTNOTES:

(1)	Converted from Canadian dollars to U.S. dollars at the exchange rate in place as of the end of the year.
(2)	This property is classified as assets held for sale by the joint venture and is expected to be sold in 2015.
(3)	In March 2015, we entered into an agreement to sell our 81.98% interest in the DMC Partnership for $140 million.

Item 3.	LEGAL PROCEEDINGS

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

On August 22, 2013, we adopted a valuation policy (the “Valuation Policy”) consistent with IPA Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, which was issued by the IPA April 2013 (the “IPA Guidelines”).

The audit committee of the Board of Directors, comprised solely of independent directors, was charged with oversight of the valuation process. The valuation process used by the audit committee and the board to determine the 2014 estimated net asset value per share was designed to follow recommendations in the IPA Guidelines and our Valuation Policy. In accordance with our Valuation Policy and in order to assist brokers in providing information on customer account statements consistent with the requirements of NASD Notice 01-08 and Financial Industry Regulatory Authority (“FINRA”) Rule 2340, the audit committee engaged CBRE Capital Advisors, Inc. (“CBRE Cap”), to assist it and the board in determining the estimated net asset value per share of our common stock as of December 31, 2014. On the recommendation of the audit committee and the approval by our Board of Directors, we deemed it to be in our best interest and the best interests of our stockholders to engage CBRE Cap to provide the valuation analysis, based upon CBRE Cap’s familiarity with our business model and portfolio of assets.

In August 2012, we announced an estimated NAV of $7.31 per share (the “2012 NAV”) and on March 4, 2014, our Board of Directors approved a revised estimated NAV per share of $6.85 as of December 31, 2013 (the “2013 NAV”). On March 6, 2015 our Board announced an updated estimated NAV per share of $5.20 (the “2014 NAV”). In connection with establishing the 2014 NAV, our Board of Directors engaged an independent investment banking firm, CBRE Cap, as our valuation expert to provide property-level and aggregate valuation analyses of the Company and considered other information provided by a variety of sources including our Advisor and Jefferies.

Valuation Methodologies

In preparing the Valuation Report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by the Company’s Advisor and senior management;

•	reviewed and discussed with senior management of the Company and its Advisor the historical and anticipated future financial performance of the Company’s properties, including forecasts prepared by the Company’s senior management and its Advisor;

•	commissioned restricted-use appraisals which contained analysis on each of the Company’s real property assets (“MAI Appraisals”) and performed analyses and studies for each property;

•	reviewed the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Company’s preliminary unaudited balance sheet as of December 31, 2014 and Quarterly Report on Form 10-Q for the nine months ended September 30, 2014; and

•	held discussions with, and reviewed materials from, Jefferies, including market indications of value and letters of intent from multiple potential buyers and executed purchase and sale agreements, in each case with respect to several assets in the Company’s portfolio (collectively, “Market Value Indications”). For further discussion of recent developments in the Company’s strategic alternatives process see the Company’s Current Reports on Form 8-K filed October 2, 2014, November 24, 2014, December 8, 2014 and December 23, 2014.

Appraisals of all of our properties were performed in accordance with Uniform Standards of Professional Appraisal Practice (“USPAP”). The appraisals were commissioned by CBRE Cap from CBRE Valuation Advisory Services Group, a CBRE affiliate that conducts appraisals and valuations of real properties. Each of the appraisals was prepared by personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designations.

Refer to our Form 8-K filed on March 10, 2015 for additional details on the 2014 estimated NAV valuation, valuation methodologies, material assumptions, limitations and engagement of CBRE Cap.

The December 31, 2014 estimated NAV was determined by our Board of Directors on March 6, 2015. The value of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We currently expect to update and announce our estimated NAV at least annually.

Recent Sales of Unregistered Securities

None.

Secondary Sales of Registered Shares between Investors

For the years ended December 31, 2014 and 2013, we are aware of transfers of 1,391,947 and 963,650 shares between investors, respectively. We are not aware of any other trades of our shares, other than purchases made in our public offerings and redemptions of shares by us. The following table reflects, for each calendar quarter, the high, the low and the average sales prices for transfers of shares between investors during 2014 and 2013 of which we are aware, net of commissions:

	2014
	High	Low	Average
First quarter	$7.31	$4.00	$5.34
Second quarter	$5.60	$3.72	$4.30
Third quarter	$6.85	$4.00	$5.03
Fourth quarter	$5.80	$4.00	$5.20

	2013
	High	Low	Average
First quarter	$10.00	$4.72	$5.51
Second quarter	$7.31	$4.00	$4.72
Third quarter	$6.15	$3.85	$4.74
Fourth quarter	$10.00	$4.00	$5.22

Distributions

We declare and pay distributions to stockholders on a quarterly basis. The amount of distributions declared to our stockholders is determined by our Board of Directors and is dependent upon a number of factors, including:

•	Sources of cash available for distribution such as expected cash flows from operating activities, Funds from Operations (“FFO”), Modified Funds from Operations (“MFFO”) and Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as well as expected future long-term stabilized cash flows, FFO, MFFO and Adjusted EBITDA from Continuing Operations;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

On August 9, 2012, our Board of Directors approved a reduction in quarterly distributions to $0.10625 per share, effective during the third quarter of 2012. On an annualized basis, this amount represented a yield of 5.81% on our estimated 2012 NAV of $7.31 per share and 4.25% on our original $10.00 per share value offering price. In March 2014, our Board of Directors approved the revised estimated 2013 NAV of $6.85 per share as of December 31, 2013 and kept the distributions per share at $0.10625 on a quarterly basis, representing an annualized yield of 6.2% on the then current estimated 2013 NAV of $6.85 per share.

In March 2015, our Board of Directors approved a revised estimated 2014 NAV of $5.20 per share as of December 31, 2014 and reduced distributions per share to $0.05 on a quarterly basis representing an annualized yield of 3.8% on our revised estimated 2014 NAV of $5.20 per share. The reduction in distributions is a result of selling our golf portfolio and other individual assets, the repayment of two mortgage notes receivable in 2014, the expected sale of our senior housing portfolio and other assets in 2015, cash needs for routine capital expenditures and the associated impact of asset sales on our operating cash flows. The reduction was made to ensure that the level of cash distributions are consistent with our projected reduction in our remaining earnings base and cash flows.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Sources and Uses of Liquidity and Capital Resources- Distributions” for the table showing cash distributions declared, distributions reinvested and net cash distributions. In determining the apportionment between taxable income and a return of capital, the amounts distributed to stockholders (other than any amounts designated as capital gains dividends) in excess of current or accumulated Earnings and Profits (“E&P”) are treated as a return of capital to the stockholders. E&P is a statutory calculation, which is derived from net income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Distributions” for further information. Distributions for the allocation of distributions paid to stockholders considered taxable income versus a return of capital to stockholders for federal tax purposes for the years ended December 31, 2014, 2013 and 2012.

Distribution Reinvestment Plan

In 2011 we completed our common stock offerings and filed a registration statement on Form S-3 under the Securities Exchange Act of 1933, as amended, to register the sale of shares of common stock under our Distribution Reinvestment Plan (“DRP”). Shares were originally sold under DRP at a price of $9.50 per share, representing a 5% discount from our public offering price of $10.00. In August 2012, the DRP shares were offered at $6.95, which represented a 5% discount to our estimated 2012 NAV of $7.31 per share. In March 2014, our Board of Directors approved 2013 NAV of $6.85 per share as of December 31, 2013 and amended our DRP so that shares under our DRP would be sold at the 2013 NAV per share of $6.85 rather than a discount to the NAV.

In May 2014, we filed a registration statement on Form S-3 with the SEC for the purpose of registering additional shares of our common stock to be offered for sale pursuant to the DRP. On September 4, 2014, our Board of Directors approved the suspension of our DRP effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares in the Company. During the years ended December 31, 2014, 2013 and 2012, we raised approximately $27.2 million, $54.9 million and $69.0 million, respectively, through our DRP. As of December 31, 2014, we had approximately 93,560 common stockholders of record.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Redemption of Shares and Issuer Purchases of Equity Securities

Our redemption plan was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. The aggregate amount of funds under the redemption plan was determined on a quarterly basis in the sole discretion of our Board of Directors and was less than but did not exceed the aggregate proceeds received through our DRP subject to limitations.

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

On September 4, 2014, the Board approved the suspension of redemption plan effective as of September 26, 2014. Pursuant to the redemption plan, all redemption requests received in good order by September 26, 2014, were processed and those deemed priority requests and all approved qualified hardship requests were redeemed as of September 30, 2014, subject to the limitations of the redemption plan. Redeemed shares were considered retired and will not be reissued. All other redemption requests received by September 26, 2014, were placed in the redemption queue. However, we will not accept or otherwise process any additional redemption requests after September 26, 2014 unless the redemption plan is reinstated by the Board, which is not expected at this time.

The following table presents information about redemptions for the years ended December 31, 2014 and 2013 (in thousands except per share data):

	First	Second	Third	Fourth	Full Year
2014 Quarters
Requests in queue	10,547	10,798	10,809	11,572	10,547
Redemptions requested	778	864	1,355	—	2,997
Shares redeemed:
Prior period requests	(135)	(80)	(60)	—	(275)
Current period request	(300)	(369)	(439)	—	(1,108)
Adjustments (1)	(92)	(404)	(93)	—	(589)

Pending redemption requests (2)	10,798	10,809	11,572	11,572	11,572

Average price paid per share	$6.85	$6.85	$6.81	$—	$6.84

	First	Second	Third	Fourth	Full Year
2013 Quarters
Requests in queue	9,726	9,962	10,109	10,312	9,726
Redemptions requested	716	825	685	696	2,922
Shares redeemed:
Prior period requests	(213)	(70)	(77)	(190)	(550)
Current period request	(192)	(351)	(329)	(223)	(1,095)
Adjustments (1)	(75)	(257)	(76)	(48)	(456)

Pending redemption requests (2)	9,962	10,109	10,312	10,547	10,547

Average price paid per share	$7.31	$7.30	$7.29	$7.26	$7.29

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that were not fulfilled in whole during a particular quarter were redeemed on a pro rata basis to the extent funds were made available pursuant to the redemption plan. As described above, no redemption requests were processed after September 26, 2014 pursuant to suspension of the redemption plan.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Lifestyle Properties, Inc. should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” (in thousands except per share data):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data:
Revenues	$373,295	$362,490	$349,527	$330,434	$218,073
Operating income (loss) (1)	(10,378)	(25,960)	11,668	5,402	(69,116)
Loss from continuing operations (1)	(60,438)	(11,422)	(37,059)	(40,851)	(81,566)
(Loss) from discontinued operations (2)	(31,706)	(241,117)	(39,014)	(28,759)	(323)
Net loss (1)(2)	(92,144)	(252,539)	(76,073)	(69,610)	(81,889)
Per share data (basic and diluted):
From continuing operations (1)	$(0.18)	$(0.03)	$(0.12)	$(0.14)	$(0.31)
From discontinued operations (2)	(0.10)	(0.76)	(0.12)	(0.09)	(0.00)

Net loss per share (1)(2)	$(0.28)	$(0.79)	$(0.24)	$(0.23)	$(0.31)

Weighted average number of shares outstanding (basic and diluted)	324,451	318,742	312,309	302,250	263,516
Distributions declared (3)	137,880	135,450	163,713	188,447	163,939
Distributions declared per share	0.43	0.43	0.53	0.63	0.63
Cash provided by operating activities	126,934	135,480	87,893	83,064	79,776
Cash provided by (used in) investing activities	273,986	(102,930)	(271,464)	(373,008)	(138,575)
Cash provided by (used in) financing activities	335,458	(34,140)	93,955	252,498	75,603
Other Data:
Funds from operations (4)	116,465	67,189	97,738	89,556	82,096
FFO per share (basic and diluted)	0.36	0.21	0.31	0.30	0.31
Modified funds from operations (4)	134,589	122,911	114,327	96,593	98,603
MFFO per share (basic and diluted)	0.41	0.39	0.37	0.32	0.37

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Real estate investment properties, net	1,136,451	2,068,973	2,176,357	2,059,288	2,025,522
Investments in unconsolidated entities	127,102	132,324	287,339	318,158	140,372
Assets held for sale, net	699,816	90,794	5,473	2,863	—
Mortgages and other notes receivable, net	19,361	117,963	124,730	124,352	116,427
Cash	136,985	71,574	73,224	162,839	200,517
Total assets	2,284,212	2,700,653	2,938,028	2,893,949	2,673,926
Mortgages and other notes payable	550,504	760,192	649,002	530,855	603,144
Senior notes, net of discount	316,846	394,419	394,100	393,782	—
Line of credit	152,500	50,000	95,000	—	58,000
Total liabilities	1,126,822	1,332,275	1,226,597	1,003,969	742,886
Stockholders’ equity	1,157,390	1,368,378	1,711,431	1,889,980	1,931,040
Number of Properties:
Consolidated:
Leased properties	42	72	73	88	98
Managed properties	54	63	55	32	15
Unimproved land or development	1	1	1	1	1
Unconsolidated:
Leased properties	8	8	14	14	8
Managed properties	—	—	36	36	—

FOOTNOTES:

(1)	We evaluated the carrying value of our properties for impairment and determined that the carrying value on some of our properties were not recoverable and recorded impairment provisions of approximately $30.4 million, $50.0 million, $10 thousand and $24.8 million for the years ended December 31, 2014, 2013, 2012 and 2010, respectively. We did not record any impairments for the year ended December 31, 2011. Certain of our tenants experienced financial difficulties and have defaulted on their leases. As a result, we terminated their leases and recorded losses on lease terminations of approximately $8.9 million, $1.6 million and $55.0 million for the years ended December 31, 2014, 2012, and 2010, respectively. For the year ended December 31, 2013, we recorded a net gain on lease termination of approximately $3.9 million as a result of terminating our lease related to an attractions property in Hawaii in exchange for receiving an intangible trade name. For the year ended December 31, 2011, we recorded a net gain on lease termination of approximately $0.4 million as a result of terminating our lease related to our attractions properties. In addition, we recorded loan loss provisions of approximately $3.3 million, $3.1 million, $1.7 million and $4.1 million on mortgages and other notes receivable that were deemed uncollectible for the years ended December 31, 2014, 2013, 2012 and 2010, respectively. We did not record any loan loss provisions for the year ended December 31, 2011.
(2)	Included in discontinued operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is an impairment provision of approximately $37.9 million, $219.5 million, $0.7 million, $16.9 million and $2.0 million, respectively, relating to certain properties where we determined the carrying value was not recoverable based on an analysis comparing estimated and current projected undiscounted cash flows, including estimated net sales proceeds, of the properties over its remaining useful life to the net carrying value of the properties. Additionally, included in discontinued operations for the years ended December 31, 2014, 2013, 2012, and 2011 is a gain of approximately $4.1 million, $2.4 million, $0.3 million and $1.2 million, respectively, from the sale of properties that were classified as assets held for sale. We did not record a gain from sale of properties that were classified as assets held for sale for the year ended December 31, 2010.

In accordance with GAAP, we have reclassified and included the results of operations from the properties classified as assets held for sale as discontinued operations in the consolidated statements of operations for all periods presented.

(3)	Cash distributions are declared by the Board of Directors and generally are based on various factors, including actual and future expected net cash from operations, FFO and MFFO, and our general financial condition, among others. For each of the years ended December 31, 2014, 2012 and 2011 none of the distributions paid to stockholders were considered taxable income and approximately 100.0% were considered a return of capital to stockholders for federal income tax purposes. For the year ended December 31, 2013, approximately 29.3% of the distributions paid to stockholders were considered capital gain as a result of the gain on the sale of our three unconsolidated senior housing joint ventures and approximately 70.7% were considered a return of capital to stockholders for federal income tax purposes. For the year ended December 31, 2010, approximately 0.3% of the distributions received by stockholders were considered to be taxable income and approximately 99.7% were considered a return of capital for federal income tax purposes. We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital, as described in our advisory agreement.
(4)	Due to certain unique operating characteristics of real estate companies, as discussed below, National Association Real Estate Investment Trust, (“NAREIT”), promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

Our principal business objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We have built a portfolio of properties that we consider to be well-diversified by region, asset type and operator. In March 2014, we engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist management and the Board of Directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the listing of our common stock. During 2014, we sold our golf portfolio, entered into an agreement to sell our entire 38 property senior housing portfolio for $790 million and agreed on a plan to sell our marinas portfolio. As of March 13, 2015, we have entered into an agreement to sell our 81.98% interest in one of our unconsolidated joint ventures for $140 million, entered into an agreement to sell one of our attractions properties for $140 million and entered into a letter of intent to sell our unimproved land for $5.5 million. We expect all of these transactions to close during 2015. See “Item 7. Management’s Discussion and analysis of financial condition and results of operations -Exit Strategy” for additional information.

Our Exit Strategy

As required under our articles of incorporation, we began a process of evaluating strategic alternatives in an effort to undertake to provide stockholders with liquidity of their investment by December 31, 2015, either in whole or in part, including, without limitation, through (i) the commencement of an orderly sale of our assets, outside of the ordinary course of business and consistent with our objectives of qualifying as a REIT, and the distribution of the net sales proceeds thereof to the stockholders or (ii) our merger with or into another entity in a transaction which provides the stockholders with cash or securities of a publicly traded company or (iii) a listing of our shares on a national stock exchange (“Listing”).

We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for an exit strategy. In connection with these objectives, in March 2014, we engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist management and the Board of Directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the Listing of our common stock. In connection with this process, during 2014 we sold 49 properties for total net sales proceeds of $384.3 million (including the sale of our entire 48 property golf portfolio). We used net proceeds from these sales and other cash on hand to repay mortgage loans associated with the assets sold for $145.0 million and repurchased and cancelled $78.3 million in unsecured senior notes. In December 2014, we entered into a purchase and sale agreement for the sale of our entire portfolio of senior housing assets comprised of 38 properties, for $790 million, subject to certain adjustment, which we expect to sell during 2015. We expect the net proceeds from the sale of our senior housing properties and other assets to be used to (i) retire debt, including the repurchase of our senior unsecured notes; (ii) make a special distribution to stockholders; and/or (iii) make strategic capital expenditures to enhance certain of our remaining properties. In addition, as of December 31, 2014, we had agreed to a plan to sell our marinas portfolio consisting of 17 properties.

In March 2015, we entered into an agreement to sell our 81.98% interest in the DMC Partnership, an unconsolidated joint venture, for $140 million to our co-venture partner, and had entered into an agreement to sell one of our attractions properties for $140 million and entered into a letter of intent to sell our unimproved land for $5.5 million. We are evaluating the sale of other assets as part of our strategic alternatives.

As of March 13, 2015, we had a portfolio of 105 lifestyle properties, of which 55 properties had been classified as held for sale as of December 31, 2014. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 30% in ski and mountain lifestyle, 25% in senior housing, 27% in attractions, 7% in marinas and 11% in additional lifestyle properties. As of March 13, 2015, these assets consist of 24 ski and mountain lifestyle properties, 38 senior housing properties, 24 attractions, 17 marinas and two additional lifestyle properties with the following investment structure:

Wholly-owned:
Leased properties (1)	42
Managed properties (2)	54
Unimproved land	1
Unconsolidated joint ventures: (3)
Leased properties	8

105

FOOTNOTES:

(1)	Leased to single tenant operators, with a weighted-average lease rate of 10.0% at March 13, 2015 (excluding real estate held for sale). These rates are based on weighted-average annualized straight-line rent due under our leases. These leases have an average lease expiration of 13 years and tenants have multiple renewal options beyond the initial term.
(2)	Wholly-owned managed properties include: 1 ski and mountain lifestyle, 16 attractions, 20 senior housing properties, and 17 marinas properties. Under certain applicable tax regulations, properties are permitted to be temporarily managed (up to three years) and certain properties are permitted to be indefinitely managed. We had 30 properties that were temporarily managed and 24 properties that were indefinitely managed under management agreements.
(3)	Two properties held through two of our unconsolidated joint ventures are expected to be sold in 2015. See “Distributions from Unconsolidated Entities” for additional information.

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

		Year Ended December 31,
	Number of properties	2014		2013		Increase/(Decrease)
		Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	17	$437,924	$108,085	$442,689	$109,371	-1.1%	-1.2%
Attractions	21	261,592	66,501	241,720	58,643	8.2%	13.4%
Senior housing	20	70,945	21,457	68,941	22,422	2.9%	-4.3%
Marinas	17	33,353	10,222	33,905	11,652	-1.6%	-12.3%

	75	$803,814	$206,265	$787,255	$202,088	2.1%	2.1%

		Year Ended December 31,
	Number of properties	2013		2012		Increase/(Decrease)
		Revenue	EBITDA (1)	Revenue	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	17	$442,689	$109,371	$409,568	$94,418	8.1%	15.8%
Attractions	21	226,813	51,273	222,928	48,392	1.7%	6.0%
Senior housing	10	36,530	11,557	34,632	11,043	5.5%	4.7%
Marinas	17	33,905	11,652	34,416	12,436	-1.5%	-6.3%

	65	$739,937	$183,853	$701,544	$166,289	5.5%	10.6%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the year ended December 31, 2014, our same-store tenants and managers reported to us an increase in revenue and property-level EBITDA of 2.1% as compared to the same period in the prior year. The increase in property-level revenue was attributable to our attractions and senior housing properties. Our attractions properties exhibited an increase due to higher ticket sales and in-park spending. In addition, visitation at our attractions properties increased by 10.6% year-over-year. Our senior housing properties experienced an increase in revenue due to higher average rates paid by our residents. Although revenues on our senior housing properties increased, EBITDA decreased due to the impact of winter storms in several locations where staff were required to stay in buildings overnight, resulting in certain of our properties incurring overtime costs, as well as higher than normal repairs and maintenance and snow removal costs. The decrease in EBITDA was also due to higher resident care expenses and other operating expenses. The increases were partially offset by a decrease in our ski and mountain lifestyle properties and marinas properties. Our ski and mountain lifestyle properties experienced a decrease primarily due to properties in the Pacific West (specifically in California) where our properties were challenged with snow levels that were significantly below historic norms during much of the 2013/2014 ski season as a result of warm temperatures and drought conditions. Unfortunately, poor weather conditions in the Pacific West have continued and have expanded to impact the Pacific Northwest (in the 2014/2015 season). Our marinas properties experienced a decrease in revenue due to operator transitions. Additionally, in December 2013 and in late 2014, record-breaking cold temperatures and ice storms damaged several of our marinas, which has impacted operating results and required extensive repairs. EBITDA at our marinas was further impacted by the introduction of third party management fees resulting from the transition from lease to managed securities.

Overall, for the year ended December 31, 2013, our same-store tenants and managers reported to us an increase in revenue and property-level EBITDA of 5.5% and 10.6%, respectively, as compared to the same period in the prior year. The increases were primarily attributable to our ski and mountain lifestyle and attractions properties. Our ski and lifestyle properties finished the 2012/2013 ski season with skier visits totaling 6.05 million, up 10.4% over the prior year as a result of the return to normal levels of natural snowfall and favorable snowmaking conditions during the first quarter of 2013 as compared to low levels of natural snowfall for the same period in 2012. In addition, our ski and lifestyle properties experienced an increase in summer-based activities which includes scenic chairlift rides, mountain biking, zip lining and other attractions activities, due to favorable weather and the impact of new summer-based capital improvements. Our attractions properties experienced an increase in revenue due to increases in pricing and in-park spending as compared to the same period in 2012. Our senior housing properties experienced increases driven by increases in the average rate paid by our residents. Our marina properties experienced some minor declines, mostly driven by a reduction in slip rental revenues, concentrated in the California market where competition and price sensitivity were more pronounced and the economy has been slower to recover.

When evaluating our senior housing properties’ performance, (for which we are under contract to sell, as described above), management reviews operating statistics of the underlying properties, including revenue per occupied unit (“RevPOU”) and occupancy levels. RevPOU, which is defined as total revenue divided by number of occupied units, is a widely used performance metric within the healthcare sector. As of December 31, 2014, the managers of our 20 comparable, consolidated properties reported to us a decrease in occupancy of 0.6% as compared to the same period in 2013 and an increase in average RevPOU of 3.5%, for the year ended December 31, 2014 as compared to the same period in 2013. The increase in RevPOU was primarily due to strong demand and resultant ability to drive rate increases at the properties. As of December 31, 2013, the managers of our ten comparable, consolidated properties reported to us an increase in occupancy of 0.1% as compared to the same period in 2012 and an increase in average RevPOU of 6.1%, for the year ended December 31, 2013 as compared to the same period in 2012. The increases in occupancy and RevPOU were primarily due to strong demand and resultant ability to drive rate increases at the properties.

The following table presents same-store unaudited property-level information of our senior housing properties as of and for the years ended December 31, 2014 and 2013 (in thousands):

		Occupancy			RevPOU
					For the year ended
	Number of	As of December 31,		Increase/	December 31,		Increase/
	Properties	2014	2013	(Decrease)	2014	2013	(Decrease)
Senior housing	20	95.4%	96.0%	(0.6%)	$3,927	$3,794	3.5%

		Occupancy			RevPOU
					For the year ended
	Number of	As of December 31,		Increase/	December 31,		Increase/
	Properties	2013	2012	(Decrease)	2013	2012	(Decrease)
Senior housing	10	98.4%	98.3%	0.1%	$3,516	$3,314	6.1%

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

Ski and Mountain Lifestyle. According to the National Ski Areas Association and the Kottke National End of Season Survey 2013/2014, the U.S. ski industry recorded a total of 56.2 million visits, down 1.3% from the 2012/13 season. Our ski resorts finished the season with visits totaling 5.63 million, down 7% from the prior year. Our ski and mountain lifestyle properties experienced a decrease primarily due to properties in the Pacific West (specifically in California) where our properties were challenged with snow levels that were significantly below historic norms during much of the 2013/2014 ski season as a result of warm temperatures and drought conditions.

Unfortunately, the poor snow conditions persisted into the 2014/2015 season and our Pacific West resorts located in Washington, Southern California and British Columbia have continued to experience record warmth and rain through February causing business volume to vary negatively at those locations. As a result, one of our tenants has been unable to make their scheduled rent payments for two properties in 2015. We are in discussions with this tenant and may ultimately terminate the leases for these properties and engage the operator as a third party manager. Season-to-date through February 2015, our ski operators reported to us that ski visits for the 2014/2015 ski season were down 8.6% compared to the same period last year. However, revenue per visit has been up 7.9% thus far resulting in total ski revenues being down 1.4% season-to-date as compared to the 2013/2014 ski season.

Senior Housing. Americans 65 years and older are expected to live longer than the elderly did in the past and will need additional housing options to accommodate their special needs. Demand for senior housing options is currently outpacing the existing supply of senior housing units. The supply growth of certain senior housing asset classes over the last decade has declined dramatically following a boom in senior housing development in the 1990’s. According to the National Investment Center for the Senior Housing and Care Industry Map Monitor, which covers the top 31 metro markets in the United States, for the fourth quarter of 2014 (the “Q4 2014 NIC Map Monitor”), the seniors housing occupancy recovery continued, as absorption continued to outpace inventory growth. Despite inventory growth of more than 2,100 units, occupancy rose to its highest rate since the fourth quarter of 2007. As of the fourth quarter of 2014, average occupancy was 90.5%, up 0.2% from the prior quarter and up 0.9% from a year ago. Seniors housing occupancy has risen 3.6% from its cyclical low and is within 1.0% of its previous market cycle high. The pace of inventory growth slowed, but is poised to modestly accelerate going into 2015. As of December 31, 2014, occupancy for our 38 total senior housing properties was 92.3%.

Attractions. Our properties include regionally diverse gated amusement parks and water parks that generally draw most of their visitation from local markets. Regional and local attractions have historically been resistant to recession, with inclement weather being a more significant factor impacting attendance. For the year ended December 31, 2014, our attractions portfolio exhibited property-level revenue increases of approximately 8.2% as compared to the same periods in 2013. According to the January 2015 IBIS World Industry Report on “Amusement Parks in the US” update, the industry amusement park companies continued to build record performance through the end of 2014. Our attraction properties achieved similar results as planned driven by capital investments within selected parks and continued growth with our season pass usage strategies employed across the parks.

Marinas. According to the January 2015 industry publication, Marina Dock Age, the industry remains highly fragmented. The Marinas industry trend shows 44% of operators reported higher occupancy for 2014 vs. 2013. With regard to gross profits, the industry trends reported gross profits increasing from 2010 to 2014. Our marinas properties experienced a decrease due to the incurrence of management fees on properties as a result of being transitioned from leased to managed structures. Additionally, in December 2013, record-breaking cold temperatures and ice storms at one of our largest marinas caused damage to the docks and other floating structures, which resulted in temporary partial closure of this property, reducing operating results during 2014. Repairs are expected to be completed by the end of 2015. We filed property insurance claims relating to the damage and received insurance proceeds as described below in Item 7. “Liquidity and Capital Resources – Proceeds from Insurance – Hurricane and Storm Damage.”

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

As part of our portfolio diversification strategy, we have specifically considered the varying and complimentary seasonality of our asset classes and portfolio mix. For example, the peak operating season for our ski and mountain lifestyle assets is highly complementary to the peak seasons for our attractions and marinas to balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with GAAP. However, seasonality does impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows and the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues.

In addition, seasonality directly impacts certain of our attractions and marinas properties where we engage independent third-party operators to manage the properties on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the non-peak operating months of our larger attractions and marinas properties.

Operator Transitions, Loan Foreclosure and Provisions

Operator Transitions. During 2014, we completed the transition of our leased marinas properties to third-party managers and recorded a net recovery on lease terminations of approximately $0.7 million due to a change in an estimate for two marinas properties that were transitioned in 2013. In addition, one of our ski tenants with two leases on properties in the Pacific-West is experiencing financial difficulties and has been unable to pay rent in 2015 due to lower operating results from the low levels of snow accompanied by unusually warm weather. Due to their financial difficulty and the continued low level of snow during 2015 at these two locations, we recorded a loss on lease termination of approximately $8.9 million (representing the write-off of straight-line rents) during the year ended December 31, 2014. Based on ongoing weather challenges, additional tenants and borrowers may experience financial hardships and not be able to make payments under their leases or loans, which may result in additional losses on lease terminations or loan provisions.

Loan Foreclosure and Provisions. During the years ended December 31, 2014 and 2012, we recorded loan loss provisions of approximately $3.3 million and $1.7 million, respectively, relating to our mortgage and other notes receivable with one of our golf operators, as a result of uncertainty related to the collectability of the note receivable. We collected the remaining $1.3 million balance of the note as full satisfaction of the note during 2014.

During the year ended December 31, 2013, we recorded loan loss provisions of approximately $1.8 million relating to one ski loan as a result of a troubled debt restructure that provided payment concessions to the borrower in 2014. In addition, we recorded a loan loss provision of approximately $1.3 million on an attractions property that served as collateral on one of our other existing loans based on the estimated fair value of the collateral. During 2014, we foreclosed on this attractions property and recorded the collateral at approximately $7.9 million, which approximated the carrying value of the loan.

Litigation

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While resolution of these matters cannot be predicted with certainty, we believe, based upon currently available information that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

Impairments

As described above in Item 1. “Business – Our Disposition Policies”, we evaluate our properties on an ongoing basis in an effort to optimize and enhance the value of our assets. As part of this evaluation, and as part of “Our Exit Strategy” discussed above, as of December 31, 2014, we agreed on a plan to sell the marinas portfolio during 2015. As a result, we recorded impairment provisions of approximately $33.4 million to write down their book values to estimated net sales proceeds expected from these marinas properties. We also recorded impairment provisions of approximately $25.4 million and $5.0 million related to one of our attractions properties and our unimproved land, respectively, as of December 31, 2014 to write down the book values related to these properties to estimated sales prices from third party buyers less costs to sell.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for operating expenses, debt service and cash distributions to stockholders. Generally, our cash needs will be covered by cash generated from our investments including rental income, property operating income from managed properties, interest payments on the loans we make and distributions from our unconsolidated entities. We currently have a revolving line of credit with a total capacity of $153.3 million, as discussed below.

We believe that our current liquidity needs for operating expenses, debt service and cash distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash. Additionally, as previously discussed many of our asset classes experience seasonal fluctuations where they make rental payments to us during their peak operating months. As a result, our operating cash flows will fluctuate due to the seasonality of those properties. We believe that we will be able to repay or refinance our debt as it comes due in the ordinary course of business. From time to time we will consider open market purchases of our senior notes or other indebtedness when considered advantageous.

Cash Flows. Our primary sources of cash include rental income from operating leases, property operating revenues, collection of principal and interest on loans we make, distributions from our unconsolidated entities, proceeds from sales of properties and borrowings under our revolving line of credit, offset by payments made for operating expenses, including property operating expenses, asset management fees to our Advisor, debt service payments (principal and interest), and real estate investments (including acquisitions and capital expenditures). The following is a summary of our cash flows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash at beginning of period	$71,574	$73,224	$162,839
Cash provided from (used in):
Operating activities	126,934	135,480	87,893
Investing activities	273,986	(102,930)	(271,464)
Financing activities	(335,458)	(34,140)	93,955
Effect of foreign currency translation on cash	(51)	(60)	1

Cash at the end of period	$136,985	$71,574	$73,224

Sources and Uses of Liquidity and Capital Resources

Operating Activities. – Net cash provided from operating activities decreased $8.5 million or 6.3% for the year ended December 31, 2014 as compared to the same period in 2013. The decrease is primarily attributable to (i) a reduction in rental revenue due to the sale of 49 properties, (ii) a reduction in distributions we received from our unconsolidated joint ventures as a result of the sale of our interest in three unconsolidated senior housing joint ventures in July 2013, (iii) an increase in interest expense on our indebtedness due to increase in weighted average debt outstanding, and (iv) prepayment penalties in connection with early retirement of certain loans. The decreases were partially offset by an increase in rental revenue from properties acquired during the year ended December 31, 2014 as well as increases in “same-store” net operating income from managed properties.

Proceeds from Sales or Real Estate—As described above in “Our Exit Strategy”, we engaged Jefferies LLC to assist management and our Board of Directors in actively evaluating various strategic opportunities including the sale of our assets. As part of this evaluation, we sold the golf portfolio consisting of 48 properties and also sold our multi-family residential property. During the years ended December 31, 2014, 2013 and 2012, we received aggregate net sales proceeds of approximately $384.3 million, $12.4 million and $1.5 million, respectively, from the sale of 49, four and three properties, respectively. We used the net sales proceeds from the sales of the properties to pay down the indebtedness associated with the properties sold and to pay down a portion of our line of credit, as further described below under “Uses of Liquidity and Capital Resources”. During the year ended December 31, 2013, we received approximately $195.4 million from the sale of our interests in 42 senior housing properties held in three unconsolidated joint ventures. We did not sell any interests in unconsolidated joint ventures during 2014 or 2012. As described above under “Our Exit Strategy”, we entered into an agreement to sell our senior housing portfolio, anticipate the sale to occur in the second quarter of 2015 and expect the net proceeds from the sale of our senior housing properties and other assets to be used to (i) retire debt, including repurchases of our senior unsecured notes; (ii) make a special distribution to stockholders; and/or (iii) make necessary capital expenditures for certain of our remaining properties. In addition, we agreed on a plan to sell our marinas portfolio which we anticipate will be sold during 2015.

Proceeds from Insurance – Hurricane and Storm Damage – In December 2013, one of our marina properties experienced significant damage to the docks and certain other floating structures as a result of an ice storm in Northern Texas. A few of our other properties were also impacted by storms during 2014. We maintain insurance coverage on these properties and filed property insurance claims to cover the cost of the required repairs. During 2014, we collected $10.2 million in insurance proceeds for damages to these properties and recorded gains from insurance proceeds of $4.9 million during 2014. As of December 31, 2014, we had not collected all of the proceeds from the insurance claims submitted with the insurance company under our property liability policies. We have the potential to receive an additional $7.6 million in claims from the insurance companies during 2015 related to these properties which have not been recorded as of December 31, 2014.

Mortgages and Other Notes Receivable. During the years ended December 31, 2014, 2013 and 2012, we received approximately $83.5 million, $4.3 million and $4.8 million, respectively, from repayment of loans receivable. We are not scheduled to receive significant collection of loan repayments in 2015. See “Item 8. Financial Statements and Supplementary Data — Note 9. Mortgages and Other Notes Receivable, net” for additional information including a schedule of future principal maturities for all mortgages and other notes receivable as of December 31, 2014.

Distributions from Unconsolidated Entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the years ended December 31, 2014, 2013 and 2012, we received distributions of approximately $13.5 million, $32.0 million and $40.2 million, respectively, from investments in eight, 50 and 50 properties, respectively. The reduction in distributions received for the year ended December 31, 2014 as compared to the same period in 2013 was primarily due to the sale of 42 senior housing properties held through three unconsolidated entities, in July 2013. We expect our distributions from unconsolidated entities to decrease due to the anticipated 2015 sale of one of our Intrawest Venture village retail properties and the sale of our 81.98% interest in the DMC Partnership to our co-venture partner.

The Intrawest Venture is working with the Canada Revenue Authority to resolve an assessment and other matters related to one of its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $14.0 million, however, it believes the more likely than not resolution will be approximately $1.5 million. As such, an accrual of $1.5 million has been reflected in the financial information for the Intrawest Venture.

Distribution Reinvestment Plan. In 2011 we completed our final offering and filed a registration statement on Form S-3 under the Securities Act of 1933, as amended, to register the sale of shares of common stock under our DRP. Shares were originally sold under the DRP at a price of $9.50 per share, representing a 5% discount from our public offering price of $10.00. In August 2012, DRP shares were offered at $6.95, which represented a 5% discount to our estimated 2012 NAV of $7.31 per share. In March 2014, our Board of Directors approved our 2013 NAV at $6.85 per share as of December 31, 2013 and amended the DRP so that shares under our DRP would be sold at the new estimated 2013 NAV per share of $6.85 rather than a discount to the NAV.

In May 2014, we filed a registration statement on Form S-3 with the SEC for the purpose of registering additional shares of our common stock to be offered for sale pursuant to the DRP. On September 4, 2014, our Board of Directors approved the suspension of our DRP effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares in the Company. During the years ended December 31, 2014, 2013 and 2012, we raised approximately $27.2 million, $54.9 million and $69.0 million, respectively through the DRP.

Borrowings. We have borrowed and, subject to our goal or providing liquidity to our shareholders, may continue to borrow money to acquire properties, fund ongoing enhancements to our portfolio, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow, money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of December 31, 2014, our leverage ratio, calculated as total indebtedness over total assets, was 44.6% (48.7% including our share of unconsolidated assets and debts).

For the years ended December 31, 2014, 2013 and 2012, we received aggregate proceeds from indebtedness of approximately $290.3 million, $231.3 million and $322.3 million, respectively. Proceeds from 2014 included a $40.0 million loan with an existing third-party lender, as part of a supplement to one of our existing loans which is collateralized by six ski and mountain lifestyle properties; amounts to acquire three properties (and assumed the fair value of three loans with a principal outstanding balance of approximately $25.5 million); and two supplemental loans with a third-party lender in an aggregate amount of approximately $7.1 million to partially fund the acquisition.

We used proceeds from our borrowings for working capital and senior note repurchases. Our current revolving line of credit currently matures in August 2015, however, we are in discussion with our lenders to obtain an extension of this maturity.

As of December 31, 2014, certain of our loans required us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total assets ratio and limitations on distributions. In addition, under the terms of the indenture governing our senior notes which place certain limitations on us and certain of our subsidiaries, cash distributions may not exceed 95% of the adjusted funds from operations as defined. See Item 8. “Financial Statements and Supplementary Data – Note 10. Indebtedness” for additional covenants relating to our senior notes. We were in compliance with all applicable provisions as of December 31, 2014 other than for one loan whereby in March 2015, we became aware that we had not met a minimum tangible net worth calculation requirement under one of our mortgage loans with an outstanding principal balance of approximately $43 million and we are in discussions with our lender regarding a waiver of this requirement for all applicable periods. We expect to repay this loan in full during the second quarter of 2015 with the proceeds from the sale of the asset which serves as collateral for the loan and do not expect material adverse consequences to result from failing to meet this requirement.

Uses of Liquidity and Capital Resources

Indebtedness – Repayments During the year ended 2014, we repaid $130.0 million of our revolving line of credit with net sales proceeds received from the sale of our 48 golf properties and collections of our mortgage loans receivable. We also borrowed from our line of credit and used approximately $80.8 million in cash to repurchase at a premium the face value of $78.3 million in our senior notes in order to take advantage of a lower cost of funds under our line of credit. In addition, we repaid $145.0 million of outstanding mortgage loans associated with the assets of our golf portfolio and multifamily property sold during the year, $42.2 million of regularly scheduled maturity payments, and $92.7 million in early prepayment of other outstanding mortgage loans. We also repaid $7.0 million related to our $105.0 million collateralized bridge loan which originally matured in June 2014, and paid $2.2 million in extension fees, exit fees and modification fees and extended the maturity date to June 2015. In 2015, we have approximately $307.2 million maturing and we plan to refinance debts as they mature or deleverage with the proceeds of asset sales.

See also “Off Balance Sheet and Other Arrangements—Borrowings of Our Unconsolidated Entities” for a description of the borrowings of our unconsolidated entities.

Acquisitions and Capital Expenditures. During the years ended December 31, 2014, 2013 and 2012, we acquired nine, eleven and eleven properties, respectively, and paid approximately $128.4 million (net of debt assumed), $244.9 million and $190.2 million, respectively.

During the years ended December 31, 2014, 2013 and 2012, we funded approximately $79.1 million, $70.2 million and $69.7 million, respectively, in capital improvements at our properties.

Related Party Arrangements. Our Advisor received certain fees and compensation in connection with the acquisition, management and sale of our assets. Amounts incurred relating to these transactions were approximately $31.7 million, $39.2 million and $42.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our Advisor and its affiliates were also entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our acquisitions and operating activities. In March 2014, our Advisor amended the advisory agreement, effective April 1, 2014, to eliminate acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce asset management fees to 0.075% monthly (or 0.90% annually), down from 0.083% monthly (or 1.00% annually), of average invested assets. Reimbursable expenses for the years ended December 31, 2014, 2013 and 2012 were approximately $6.9 million, $7.4 million and $8.4 million, respectively. Of these amounts, approximately $0.5 million and $1.0 million are included in due to affiliates in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended December 31, 2014, 2013 and 2012, operating expenses did not exceed the Expense Cap.

We also maintain accounts at a bank in which our chairman and vice-chairman serve as directors. We had deposits at that bank of approximately $15.2 million and $8.6 million as of December 31, 2014 and 2013, respectively.

Common Stock Redemptions. Our redemption plan was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. The aggregate amount of funds under the redemption plan was determined on a quarterly basis in the sole discretion of the Board. Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities” — “Redemption of Shares” for additional information on how amounts were determined as available for redemption under our redemption plan.

On September 4, 2014, the Board approved the suspension of our redemption plan effective as of September 26, 2014. Pursuant to the redemption plan, all redemption requests received in good order by September 26, 2014, were processed and those deemed priority requests and all approved qualified hardship requests were redeemed as of September 30, 2014, subject to the limitations of the redemption plan. Redeemed shares were considered retired and will not be reissued. All other redemption requests received by September 26, 2014, were placed in the redemption queue. However, we will not accept or otherwise process any additional redemption requests after September 26, 2014 unless the redemption plan is reinstated by the Board, which is not expected at this time.

For the years ended December 31, 2014, 2013 and 2012, redemptions were approximately $9.6 million (1.4 million shares), $12.0 million (1.6 million shares) and $9.6 million (1.2 million shares), respectively.

Distributions. We declare and pay distributions on a quarterly basis. The amount of distributions declared to our stockholders is determined by our Board of Directors and is dependent upon a number of factors, including:

•	Sources of cash available for distribution such as expected cash flows operating activities, FFO, MFFO and Adjusted EBITDA from Continuing Operations on a rolling 12 months basis;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

We have and may continue to use borrowings to fund a portion of our distributions in order to avoid distribution volatility. For the years ended December 31, 2014, 2013 and 2012, we declared and paid distributions to our stockholders of approximately $137.9 million, $135.5 million and $163.7 million, respectively. Our cash flows from operating activities covered 92.1%, 100% and 53.7% of distributions paid for the years ended December 31, 2014, 2013 and 2012, respectively. The shortfall in cash flows from operating activities versus distributions paid for the years ended December 31, 2014 and 2012 was 7.9% and 46.3%, respectively, and was covered by borrowings.

In March 2015, our Board of Directors approved our estimated 2014 NAV of $5.20 per share as of December 31, 2014 and reduced distributions per share to $0.05 on a quarterly basis representing an annualized yield of 3.8% on our revised estimated NAV of $5.20 per share. The reduction in distributions is a result of selling our golf portfolio and other individual assets, and the repayment of two mortgage notes receivable in 2014, the expected sale of our senior housing portfolio and other assets in 2015, and the associated impact of such sales on our operating cash flows. These transactions have and will result in a reduction to our future cash flows from operations, earnings before interest, taxes, depreciation and amortization and our modified funds from operations (“MFFO”).

The following table represents total distributions declared including cash distributions, distributions reinvested and distributions per share for the years ended December 31, 2014, 2013 and 2012 (in thousands except per share data):

					Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (1)	Net Cash Distributions	Cash Flows From (Used in) Operating Activities (2)(3)
2014 Quarter
First	$0.1063	$34,278	$13,627	$20,651	$37,560
Second	0.1063	34,442	13,582	20,860	39,197
Third (4)	0.1063	34,608	—	34,608	56,061
Fourth (4)	0.1063	34,552	—	34,552	(5,884)

Year	$0.4252	$137,880	$27,209	$110,671	$126,934

2013 Quarter
First	$0.1063	$33,611	$13,714	$19,897	$48,644
Second	0.1063	33,782	13,697	20,085	33,521
Third	0.1063	33,946	13,748	20,198	50,870
Fourth	0.1063	34,111	13,777	20,334	2,445

Year	$0.4252	$135,450	$54,936	$80,514	$135,480

2012 Quarter
First	$0.1563	$48,353	$20,876	$27,477	$22,157
Second	0.1563	48,631	20,579	28,052	14,025
Third	0.1063	33,280	13,820	19,460	57,784
Fourth	0.1063	33,449	13,761	19,688	(6,073)

Year	$0.5252	$163,713	$69,036	$94,677	$87,893

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offerings and debt financings as opposed to operating cash flows. The Board of Directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)	The shortfall between total distributions and cash flows from operating activities was covered by financing activities such as borrowings.
(4)	In September 2014, our Board of Directors suspended the DRP and beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares of our common stock.

Our cash flows from operating activities will fluctuate due to the seasonality of certain properties. As such, we anticipate cash flows from operating activities to increase during the third quarter to reflect the peak seasonal period of our attractions properties.

For the years ended December 31, 2014 and 2012, none of the distributions paid to stockholders were considered ordinary income and approximately 100% were considered a return of capital to stockholders for federal income tax purposes. For the year ended December 31, 2013, approximately 29.3% of the distributions paid to stockholders were considered capital gain as a result of the gain on the sale of our three unconsolidated senior housing joint ventures and approximately 70.7% were considered a return of capital to stockholders for federal income tax purposes. Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2014 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2015. No amounts distributed to stockholders for the years ended December 31, 2014, 2013 and 2012 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

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

Assets Held for Sale, net and Discontinued Operations. Assets that are classified as held for sale are recorded at the lower of their carrying value or fair value less costs to dispose. We classify assets as held for sale once management has the authority to approve and commits to a plan to sell, the assets are available for immediate sale, an active program to locate a buyer and the sale of the assets are probable and transfer of the assets are expected to occur within one year. Upon the determination of the assets classified as held for sale or sold, the depreciation and amortization of the assets will terminate. The related operations of assets held for sale are reported as discontinued if such operations and cash flows can be clearly distinguished both operationally and financially from the ongoing operations, such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and if we will not have any significant continuing involvement subsequent to the sale.

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

Real Estate Dispositions. When real estate is disposed of, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases are removed from the accounts and gains and losses from the disposition are reflected in the consolidated statements of operations. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance with the Financial Accounting Standards Board (“FASB”) guidance included in Real Estate Sales, provided that various criteria relating to the terms of sale and subsequent involvement by us with the properties are met. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sale of real estate. As of December 31, 2014, we deferred gains on two of our real estate dispositions as a result of making loans to the buyers financing a portion of the sales price.

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

Results of Operations

We had invested in properties through the following investment structures as of:

	December 31,
	2014	2013	2012
Wholly-owned:
Leased properties	42	72	73
Managed properties (1)(2)	54	63	55
Unimproved land	1	1	1
Unconsolidated joint ventures: (3)
Leased properties	8	8	14
Managed properties	—	—	36

	105	144	179

FOOTNOTES:

(1)	As of December 31, 2014, 2013, and 2012, wholly-owned managed properties are as follows:

	December 31,
	2014	2013	2012
Ski & Mountain Lifestyle	1	1	1
Golf	—	13	13
Attractions	16	15	18
Senior housing	20	20	20
Marinas	17	13	2
Additional lifestyle	—	1	1

	54	63	55

(2)	Under certain applicable tax regulations, properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of December 31, 2014, 2013 and 2012, we had 30, 38 and 30 properties, respectively, that were temporarily managed and 24, 25 and 25 properties that were indefinitely managed under management agreements, respectively.
(3)	In July 2013, we completed the sale of 42 properties held through three unconsolidated joint ventures. As of December 31, 2014, one property held through one unconsolidated joint venture is expected to be sold in 2015. See “Distributions from Unconsolidated Entities” for additional information.

Year ended December 31, 2014 compared to Year ended December 31, 2013

Rental income from operating leases. Rental income for the year ended December 31, 2014 increased by approximately $12.6 million as compared to the same period in 2013. The increase is primarily attributable to (i) capital improvements made at our ski and mountain lifestyle properties that resulted in higher lease basis, (ii) the conversion of one attractions property from managed to leased structure during the first quarter of 2014, and (iii) acquisitions during 2013 that earned rental income for a full year during 2014 as compared to a partial year during 2013.

The following information summarizes trends in rental income from operating leases and base rents for certain of our properties excluding properties that have been classified as assets held for sale (in thousands):

	For the Year Ended December 31,
Properties Subject to Operating Leases	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$98,440	$96,326	$2,114	2.2%
Attractions	29,583	19,088	10,495	55.0%

Total	$128,023	$115,414	$12,609	10.9%

As of December 31, 2014 and 2013, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 10.0% and 9.8%, respectively. The increase in the weighted average lease rate was primarily attributable to the transition of one of our attractions properties from managed to leased during 2014. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, ticket sales, concessions, waterpark and theme park operations, and other service revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the years ended December 31, 2014 and 2013 (in thousands):

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2014	2013	$ Change	% Change
Ski & mountain lifestyle	$54,019	$51,018	$3,001	5.9%
Attractions	182,841	182,938	(97)	-0.1%

Total	$236,860	$233,956	$2,904	1.2%

As of December 31, 2014 and 2013, we had a total of 17 and 16 managed properties (excluding properties that we classified as held for sale), respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to our Mount Washington Resort which continues to experience increased occupancy and high revenue per available room (“RevPAR”) as a result of renovations and enhancements we have made at the property and operational strategies that have been implemented, as well as strong group and conference business. Increased revenues at our attraction properties was offset by one previously managed property that transitioned to a lease at the beginning of 2014.

Interest income on mortgages and other notes receivable. Interest income on mortgages and other notes receivable was approximately $8.4 million and $13.1 million for the year ended December 31, 2014 and 2013, respectively. The decrease is primarily attributable to (i) the repayment of approximately $83.5 million for two of our loans that matured in September 2014, (ii) the restructure of one of our other notes reducing the interest rate which was effective as of September 1, 2013 and (iii) the foreclosure of an attractions property that served as collateral on one of our mortgage notes receivable in April 2014. See “Operator Transitions, Loan Foreclosure and Provisions” above for additional information.

Property operating expenses. Property operating expenses increase primarily due to repair and maintenance expenses and the increased visitation at our Omni Mt. Washington property and attractions properties offset by one attraction property that became leased in 2014. See “Property operating revenues” above for additional information. The following information summarizes the expenses of our properties that are operated by third-party managers for the years ended December 31, 2014 and 2013 (in thousands):

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2014	2013	$ Change	% Change
Ski & mountain lifestyle	$45,940	$44,840	$1,100	2.5%
Attractions	144,225	142,741	1,484	1.0%

Total	$190,165	$187,581	$2,584	1.4%

Asset management fees to advisor. Monthly asset management fees were equal to 0.08334% prior to April 1, 2014 and 0.075% effective April 1, 2014 of invested assets were paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the years ended December 31, 2014 and 2013, asset management fees to our Advisor were approximately $18.7 million and $23.1 million, respectively. The decrease in such fees is primarily attributable to the reduction in asset fee rates described above.

General and administrative. General and administrative expenses totaled approximately $17.1 million and $17.2 million for the years ended December 31, 2014 and 2013, respectively.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the years ended December 31, 2014 and 2013, ground lease and land permit fees were approximately $10.2 million and $9.8 million, respectively, of which approximately $6.8 million and $6.9 million, respectively, represents the corresponding equivalent revenues in rental income from operating leases. The increase in such fees is primarily attributable to an increase in gross revenues of our ski and mountain lifestyle properties.

Acquisition fees and costs. Acquisition fees were paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and were generally 3% of gross offering proceeds including proceeds from our DRP. Acquisition fees and costs totaled approximately $0.7 million and $2.5 million for the years ended December 31, 2014 and 2013, respectively. The decrease is primarily attributable to the elimination of acquisition fees effective April 2014.

Other operating expenses. Other operating expenses totaled approximately $5.3 million and $4.5 million for the years ended December 31, 2014 and 2013, respectively. The increase is primarily attributable to an increase in repair and maintenance expenses, offset by lower taxes assessed for properties that were transitioned from leased to managed structures in 2012.

Bad debt expense. Bad debt expense was approximately $0.3 million and $0.05 million for the years ended December 31, 2014 and 2013, respectively.

Impairment provision. Impairment provisions were approximately $30.4 million and $50.0 million for the years ended December 31, 2014 and 2013, respectively, related to one of our attractions properties and our unimproved land, respectively, to write down the book value related to these properties to estimated sales prices from third party buyers less costs to sell.

Interest and other income (expense). Interest and other income (expense) was approximately $0.8 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively.

(Gain) loss on lease terminations. (Gain) loss on lease terminations was approximately $8.9 million and $(3.9) million for the years ended December 31, 2014 and 2013, respectively. As described above in “Operator Transitions and Lease Terminations”, one of our ski tenants on two leases has experienced financial difficulties and has been unable to pay rent in 2015 due to low levels of snow accompanied by unusually warm weather. In connection with the ongoing financial difficulties, we recorded a loss on lease termination (for the write off of straight-line rents) of approximately $8.9 million during the year ended December 31, 2014. During 2013, we recorded a gain on lease terminations of approximately $3.8 million as a result of terminating our lease related to an attractions property in Hawaii in exchange for receiving the Wet ‘n Wild trade name.

Loan loss provision. Loan loss provisions were approximately $3.3 million and $3.1 million for the years ended December 31, 2014 and 2013, respectively. During the year ended 2014, we recorded a loan loss provision of approximately $3.3 million on one of our mortgage and other notes receivable with one of our golf operators, as a result of uncertainty related to the collectability of the note receivable. We collected the remaining $1.3 million balance of the note as full satisfaction of the note during 2014. During the year ended December 31, 2013, we recorded loan loss provisions of approximately $1.8 million relating to one ski loan as a result of a proposed restructure as a result of providing payment concessions to the borrower in 2014. In addition, we foreclosed on an attractions property that served as collateral on one of our other existing loans and we recorded a loan loss provision of approximately $1.3 million based on expected the estimated fair value of the collateral.

Depreciation and amortization. Depreciation and amortization expense was approximately $98.7 million and $94.5 million for the years ended December 31, 2014 and 2013, respectively. The increase is primarily due to an increase in intangible assets acquired subsequent to December 31, 2013.

Bargain purchase gain. Bargain purchase gain was approximately $2.7 million for the year ended December 31, 2013. This gain relates to the acquisition of an attractions property where the fair value of the net assets acquired exceeded the consideration transferred. The excess resulted from the fact that the seller did not widely market the property for sale and was motivated to sell because the property was deemed an outlier from the other investments owned by the seller. There was no bargain purchase gain for the year ended December 31, 2014.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $57.3 million and $55.8 million for the years ended December 31, 2014 and 2013, respectively. The increase is primarily attributable to an increase in weighted average debt outstanding and was slightly offset by a decrease in the weighted average interest rate as a result of using proceeds from our line of credit (which had a lower cost of funds) to prepay approximately $78.3 million in bonds during 2014.

Loss on extinguishment of debt. Losses on extinguishment of debt were approximately $1.4 million for the year ended December 31, 2014. The loss incurred relates to repayments of certain loans during 2014. We did not record a loss on extinguishment of debt during the year ended December 31, 2013.

Gain from sale of unconsolidated entities. Gain from sale of unconsolidated entities was approximately $55.4 million for the year ended December 31, 2013. This gain related to the sale of our interests in the 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III ventures in July 2013. See “Distributions from Unconsolidated Entities” above for additional information. There was no sale of unconsolidated entities during the year ended December 31, 2014.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
DMC Partnership	$8,519	$10,912	$(2,393)	-21.9%
Intrawest Venture	(766)	3,924	(4,690)	119.5%
CNLSun I Venture	—	(1,804)	1,804	100.0%
CNLSun II Venture	—	(509)	509	100.0%
CNLSun III Venture	—	(822)	822	-100.0%

Total	$7,753	$11,701	$(3,948)	-33.7%

Equity in earnings of unconsolidated entities was approximately $7.8 million and $11.7 million for the years ended December 31, 2014 and 2013, respectively. The change was primarily due to recording the 2014 depreciation and amortization catch up in connection with the reclassification of the six Intrawest village retail properties from assets held for sale to held and used. See Note 8. “Variable Interest and Unconsolidated Entities” for additional information. Also, in July 2013, we completed the sale of our interest in 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III Ventures, as such, there was no equity in earnings (loss) allocated to us from the aforementioned ventures.

Loss from discontinued operations. Loss from discontinued operations was approximately $31.7 million and $241.1 million for the years ended December 31, 2014 and 2013, respectively. The results of operations of real estate properties that are classified as held for sale, along with properties sold during 2014 or 2013, are reflected in discontinued operations for all periods presented. The reduction in loss was primarily attributable to recording approximately $37.9 million in impairments primarily related to our marinas properties during 2014, as compared to $219.5 million in impairments primarily relating to our golf properties and our multi-family property during 2013. In addition, depreciation and amortization were lower in 2014 as compared to 2013 due to a lower depreciable basis of our golf properties as a result of impairment provisions recorded in December 2013, and because during 2014, we ceased depreciation and amortization as a result of the golf properties being classified as held for sale. Additionally, as of December 31, 2014, we ceased depreciation and amortization on the senior housing and marinas properties as a result of them being classified as held for sale.

Year ended December 31, 2013 compared to Year ended December 31, 2012

Rental income from operating leases. Rental income for the year ended December 31, 2013 increased primarily due to the acquisition of two attractions properties during 2013 and an increase in capital reserve income (which is generally a percentage of gross revenue) on our ski and mountain lifestyle properties as a result of an improved 2012/2013 ski season. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties (in thousands):

	For the Year Ended December 31,
Properties Subject to Operating Leases	2013	2012	$ Change	% Change
Ski and mountain lifestyle	$96,326	$93,079	$3,247	3.5%
Attractions	19,088	15,383	3,705	24.1%

Total	$115,414	$108,462	$6,952	6.4%

As of December 31, 2013 and 2012, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 9.8% and 9.9%, respectively. The decrease in the weighted average lease rate was primarily attributable to the acquisition of two attractions properties during 2013 and the transition of one attractions property from managed to leased during 2013.

Property operating revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the years ended December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2013	2012	$ Change	% Change
Ski & mountain lifestyle	$51,018	$46,437	$4,581	9.9%
Attractions	182,938	181,631	1,307	0.7%

Total	$233,956	$228,068	$5,888	2.6%

As of December 31, 2013 and 2012, we had a total of 16 and 19 managed properties (excluding properties that we classified as held for sale), respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to an increase at the Omni Mount Washington Resort, our only ski property under a managed structure, as a result of a strong 2012/2013 ski season.

Interest income on mortgages and other notes receivable. Interest income on mortgages and other notes receivable was approximately $13.1 million and 13.0 million for the year ended December 31, 2013 and 2012, respectively.

Property operating expenses. Property operating expenses from managed properties increased primarily due to an increase in operating expenses from increased traffic due to the strong 2012/2013 ski season at our ski and mountain lifestyle properties. See “Property operating revenues” above for additional information. The following information summarizes the expenses of our properties that are operated by third-party managers for the years ended December 31, 2013 and 2012 (in thousands):

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2013	2012	$ Change	% Change
Ski & Mountain Lifestyle	$44,840	$42,420	$2,420	5.7%
Attractions	142,741	143,118	(377)	-0.3%

Total	$187,581	$185,538	$2,043	1.1%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the years ended December 31, 2013 and 2012, asset management fees to our Advisor were approximately $23.1 million and $25.0 million, respectively. The decrease in such fees is due to the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures as discussed above offset, in part by, additional real estate properties acquired in 2013.

General and administrative. General and administrative expenses totaled approximately $17.2 million and $17.7 million for the years ended December 31, 2013 and 2012, respectively.

Ground leases and permit fees. For the years ended December 31, 2013 and 2012, ground lease and land permit fees were approximately $9.8 million and $8.9 million, respectively, of which approximately $6.9 million and $6.5 million, respectively, represents the corresponding equivalent revenues in rental income from operating leases. The increase in such fees is primarily attributable to an increase in gross revenues of our ski and mountain lifestyle properties.

Acquisition fees and costs. Acquisition fees and costs totaled approximately $2.5 million and $3.2 million for the years ended December 31, 2013 and 2012, respectively. The decrease is primarily due to the reduction in the proceeds received through our DRP due to lowering the distribution rate in August 2012.

Other operating expenses. Other operating expenses totaled approximately $4.5 million and $6.5 million for the years ended December 31, 2013 and 2012, respectively. The decrease is primarily attributable to lower taxes assessed for properties that were transitioned from leased to managed structures in 2012. The decreases were partially offset by an increase in repair and maintenance expenses.

Bad debt expense. Bad debt expense was approximately $0.05 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.

Impairment provision. Impairment provisions were approximately $50.0 million and $10 thousand for the years ended December 31, 2013 and 2012, respectively. During the year ended 2013, we determined that the carrying values of three of our attractions properties and our one property consisting of undeveloped land exceeded their realizable values as described above. During the year ended December 31, 2013, we decided that we would no longer actively pursue the development of our unimproved land. We determined that the carrying value was not recoverable based on comparable land sales and as such, we recorded an impairment provision of approximately $42.4 million to write down its book value to the estimated sales price less costs to sell. We also recorded approximately $7.6 million in impairments related to a few of our smaller, non-core attractions properties. We marketed some of these properties for sale during 2013 or received unsolicited offers during the first quarter of 2014. We recorded these impairment provisions as of December 31, 2013 to write down their book values to estimated sales prices from third party buyers less costs to sell.

Interest and other income (expense). Interest and other income (expense) was approximately $0.6 million and $0.9 million for the years ended December 31, 2013 and 2012, respectively.

(Gain) loss on lease terminations. (Gain) Loss on lease terminations was approximately $(3.8) million and $1.6 million for the years ended December 31, 2013 and 2012, respectively. During 2013, we recorded a gain on lease terminations of approximately $3.8 million as a result of terminating our lease related to an attractions property in Hawaii in exchange for receiving the Wet ‘n Wild trade name. During 2012, we recorded a loss on lease termination of $1.6 million, primarily due to the transition of one of our attractions properties from leased to managed.

Loan loss provision. Loan loss provisions were approximately $3.1 million and $1.7 million for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, we recorded loan loss provisions of approximately $1.8 million relating to one ski loan as a result of a proposed restructure involving payment concessions to the borrower. In addition, we foreclosed on an attractions property that served as collateral on one of our other existing loans and we recorded a loan loss provision of approximately $1.3 million during 2013 based on the estimated fair value of the collateral. During 2012, we recorded a loan loss provision of approximately $1.7 million as result of a troubled debt restructuring on a note receivable from one of our golf tenants where we restructured their loan.

Depreciation and amortization. Depreciation and amortization expense was approximately $94.5 million and $87.5 million for the years ended December 31, 2013 and 2012, respectively. The increase is primarily due to new properties acquired subsequent to December 31, 2012.

Bargain purchase gain. Bargain purchase gain was approximately $2.7 million for the year ended December 31, 2013. This gain relates to the acquisition of an attractions property where the fair value of the net assets acquired exceeded the consideration transferred. The excess resulted from the fact that the seller did not widely market the property for sale and was motivated to sell because the property was deemed an outlier from the other investments owned by the seller.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $55.8 million and $55.1 million for the years ended December 31, 2013 and 2012, respectively. The increase is primarily attributable to the additional long-term debt obtained subsequent to December 31, 2012.

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

Loss from discontinued operations. Loss from discontinued operations was approximately $241.1 million and $39.0 million for the years ended December 31, 2013 and 2012, respectively. During 2013, we recorded an impairment and determined that the carrying values of our 48-property golf portfolio and our multi-family property were unrecoverable when compared to the estimated fair value less costs to sell based on estimates of expected net sales proceeds. During 2012, we determined that the carrying values were unrecoverable when compared to the estimated fair value less costs to sell for our two golf properties based on estimates of net sales proceeds.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2014, 2013 and 2012 (in thousands except per share data).

	Year Ended December 31,
	2014	2013	2012
Net loss	$(92,144)	$(252,539)	$(76,073)
Adjustments:
Depreciation and amortization
Continuing Operations	98,664	94,459	87,479
Discontinued Operations	36,709	55,852	48,078
Impairment of real estate assets (7)
Continuing Operations	30,428	50,033	10
Discontinued Operations	37,867	161,410	670
(Gain) loss on sale of real estate investment
Continuing Operations	19	24	—
Discontinued Operations	(8,935)	(2,408)	(288)
Gain on sale of unconsolidated entites (6)
Continuing Operations	—	(55,394)	—
Net effect of FFO adjustment from unconsolidated entities (1)	13,857	15,752	37,862

Total funds from operations	116,465	67,189	97,738

Acquisition fees and expenses (2)
Continuing Operations	664	2,467	3,224
Discontinued Operations	1,937	674	1,226
Straight-line adjustments on leases and notes receivable (3)
Continuing Operations	(2,171)	(3,597)	(5,555)
Discontinued Operations	(3,554)	(2,417)	(9,181)
Amortization of above/below market intangible assets and liabilities
Continuing Operations	16	(5)	(18)
Discontinued Operations	583	1,388	625
Loss (gain) from early extinguishment of debt (4)
Continuing Operations	1,851	—	4
Discontinued Operations	7,157	—	—
(Gains) write-off of lease related costs (5)
Continuing Operations	8,914	(3,888)	—
Discontinued Operations	—	58,092	23,669
Loan loss provision (8)
Continuing Operations	3,270	3,104	1,699
Contingent purchase consideration (9)
Discontinued Operations	(665)	—	—
Accretion of discounts/amortization of premiums for debt investments
Continuing Operations	51	12	645
MFFO adjustments from unconsolidated entities (1)
Straight-line adjustments for leases and notes receivable (3)
Continuing Operations	228	(160)	269
Amortization of above/below market intangible assets and liabilities
Continuing Operations	(157)	52	(18)

Modified funds from operations	$134,589	$122,911	$114,327

Weighted average number of shares of common stock outstanding (basic and diluted)	324,451	318,742	312,309

FFO per share (basic and diluted)	$0.36	$0.21	$0.31

MFFO per share (basic and diluted)	$0.41	$0.39	$0.37

FOOTNOTES:

(1)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.

(2)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expense relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(4)	(Gain) loss of extinguishment of debt includes legal fees incurred with the transaction, prepayment penalty fees and write-off of unamortized loan costs, as applicable.
(5)	Management believes that adjusting for gains or write-offs of lease related assets is appropriate because they are non-recurring non-cash adjustments that may not be reflective of our ongoing operating performance. In 2013, we recorded an impairment provision totaling $58.1 million for deferred rent from prior GAAP straight-lining adjustments and lease incentives which resulted from a change in our expected holding periods for those properties.
(6)	In July 2013, we completed the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures. See “Distributions from Unconsolidated Entities” for additional information.
(7)	The add back for impairment of real estate assets to arrive at FFO does not include approximately $58.1 million in impairments of deferred rent from prior GAAP straight-lining adjustments and lease incentives described in Footnote (5) above. While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
(8)	We recorded loan loss provisions on our mortgages and other notes receivable as a result of uncertainty related to the collectability of these notes receivables.
(9)	Management believes that the elimination of the contingent purchase price consideration adjustment, which represents the Yield Guarantee as mentioned above, included in interest and other income (expense) for GAAP purposes is appropriate because the adjustment is a non-recurring, non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

Total FFO and FFO per share was approximately $116.5 million and $67.2 million or $0.36 and $0.21 for the years ended December 31, 2014 and 2013, respectively. The increase in FFO and FFO per share is primarily attributable to (i) an increase in rental income from leased properties and net operating income from managed properties related to properties acquired during 2013 and 2014, (ii) an increase in “same-store” rental income from leased properties and net operating income from managed properties and (iii) a decrease in write-offs of deferred rents from straight-lining adjustments and lease incentives, and (iv) a decrease in asset management fees. The increases were partially offset by (i) a net loss on extinguishment of debt as a result of prepayment on several loans, (ii) an increase in interest expense and loan cost amortization, (iii) a decrease in rental income and net operating income from leased and managed properties due to the sale of our golf portfolio and our multi-family residential property, (iv) a decrease in interest income on mortgage notes receivable due to the collection of $83.5 million of principal outstanding that matured in 2014, and (v) a decrease in equity in earnings from unconsolidated entities due to the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures.

Total MFFO and MFFO per share was $134.6 million and $122.9 million or $0.41 and $0.39 for the years ended December 31, 2014 and 2013, respectively. The increase in MFFO and MFFO per share is primarily attributable to (i) an increase in rent payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) and net operating income from managed properties related to properties acquired during 2013 and 2014, (ii) an increase in “same-store” rent payments from leased properties and net operating income from managed properties, and (iii) a decrease in asset management fees. The increases were partially offset by (i) an increase in interest expense and loan cost amortization, (ii) a decrease in rental income and net operating income from leased and managed properties due to the sale of our golf portfolio and our multi-family residential property, (iii) a decrease in interest income on mortgage notes receivable due to the collection of principal that matured in 2014 and (iv) a decrease in equity in earnings from unconsolidated entities due to the sale of our interest in 42 senior housing properties held through three unconsolidated joint ventures.

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

Adjusted EBITDA from Continuing Operations

We present Adjusted EBITDA from Continuing Operations as a supplemental measure of our performance. We define Adjusted EBITDA from Continuing Operations as net income (loss), less discontinued operations and other income, plus (i) interest expense, net, and loan cost amortization and (ii) depreciation and amortization, as further adjusted for the impact of equity in earnings (loss) of our unconsolidated entities, straight-line adjustments for leased properties and mortgages and other notes receivables, cash distributions from our unconsolidated entities and certain other non-recurring items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA from Continuing Operations, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA from Continuing Operations should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

We present Adjusted EBITDA from Continuing Operations because we believe it assists investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

Adjusted EBITDA from Continuing Operations has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA from Continuing Operations does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA from Continuing Operations does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA from Continuing Operations does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and Adjusted EBITDA from Continuing Operations does not reflect any cash requirements for such replacements;

•	Adjusted EBITDA from Continuing Operations does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	Other companies in our industry may calculate Adjusted EBITDA from Continuing Operations differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA from Continuing Operations should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA from Continuing Operations only supplementally. Adjusted EBITDA from Continuing Operations for the years ended December 31, 2013 and 2012 has been restated for discontinued operations and does not include add backs related to properties held for sale.

Set forth below is a reconciliation of Adjusted EBITDA from Continuing Operations to net loss (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(92,144)	$(252,539)	$(76,073)
Loss from discontinued operations	31,706	241,117	39,014
Interest and other (income) expense	(838)	(559)	(850)
Bargain purchase gain on acquisition of real estate (4)	—	(2,653)	—
Interest expense and loan cost amortization	57,260	55,769	55,094
Equity in earnings of unconsolidated entities (1)	(7,753)	(11,701)	(5,521)
Cash distribution from unconsolidated entities (1)	13,497	26,769	36,743
Gain on sale of unconsolidated entities (3)	—	(55,394)	—
Loss from early extinguishment of debt	1,391	—	4
Depreciation and amortization	98,664	94,459	87,479
Loan loss provision	3,270	3,104	1,699
(Gain) loss on lease terminations	8,914	(3,850)	1,560
Impairment provision	30,428	50,033	10
Straight-line rent adjustments for leases and notes receivables (2)	(2,171)	(3,597)	(5,555)

Adjusted EBITDA from Continuing Operations	$142,224	$140,958	$133,604

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA from continuing operations for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to Adjusted EBITDA from Continuing Operations above. For the years ended December 31, 2013 and 2012, cash distributions from unconsolidated entities excludes approximately $5.3 million and $3.4 million in return of capital, respectively. For the year ended December 31, 2014, cash distributions from unconsolidated entities did not result in a return of capital.
(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments and reflect the actual cash receipts received by us from our tenants and borrowers.
(3)	In July 2013, we completed the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures. See “Distributions from Unconsolidated Entities” above for additional information.
(4)	In connection with an acquisition of an attraction property, we recorded a bargain purchase gain as a result of the fair value of the net assets acquired exceeding the consideration transferred as discussed above.

Adjusted EBITDA from Continuing Operations was approximately $142.2 million and $141.0 million for the years ended December 31, 2014 and 2013, respectively. The increase in Adjusted EBITDA from Continuing Operations is primarily attributable to (i) an increase in rent payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) and net operating income from managed properties related to properties acquired during 2013 and 2014, (ii) an increase in “same-store” rent payment for leased properties and net operating income from managed properties, and (iii) a decrease in asset management fees. The increases were mostly offset by a decrease in interest income on mortgage notes receivable due to the collection of principal that matured in 2014 and decreases in cash distributions from unconsolidated entities due to the sale of our interest in 42 senior housing properties held through three unconsolidated joint ventures.

Adjusted EBITDA from Continuing Operations was approximately $141.0 million as compared to approximately $133.6 million for the years ended December 31, 2013 and 2012, respectively. The increase in Adjusted EBITDA from Continuing Operations is primarily attributable to (i) an increase in rent payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) and net operating income from managed properties related to properties acquired during 2013, (ii) an increase in “same-store” rent payment for leased properties and net operating income from managed properties primarily relating to our senior housing properties and ski and mountain lifestyle properties as a result of a strong 2012/2013 ski season, and (iii) a decrease in asset management fees and other operating expenses. The increases were partially offset by a decrease in cash distributions from unconsolidated entities due to the sale of our interests in three unconsolidated senior housing joint ventures and an increase in interest expense and loan cost amortization.

Off Balance Sheet and Other Arrangements

Our equity in earnings from unconsolidated entities for the years ended December 31, 2014, 2013 and 2012 contributed approximately $7.8 million, $11.7 million and $5.5 million, respectively, to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the annual payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages. Below is a schedule of our unconsolidated entities and its outstanding debt (in thousands):

				Principal Balance at
				December 31,
Unconsolidated Entity	Date of Agreement	Maturity Date	Interest Rate	2014	2013
Intrawest U.S. Venture	12/3/2004	6/1/2015	5.8%	$35,571	$36,955
Intrawest Canadian Venture (1)	12/3/2004	1/11/2015	5.8%	20,019	22,237
Intrawest Canadian Venture	12/3/2004	12/2/2029	14.5%	11,100	11,100
DMC Partnership (2)	10/29/2014	5/9/2015	LIBOR + 1.75%	131,500	131,860

				$198,190	$202,152

FOOTNOTES:

(1)	Converted from Canadian dollars to U.S. dollars at the exchange rate in place as of the end of the year. The loan that matured in January 2015 was repaid at its maturity date.
(2)	In October 2014, the DMC Partnership refinanced its existing loans, which had a principal balance of $131.9 million as of December 31, 2013 and matured in September 2014, with a bridge loan from a new third-party lender for an aggregate principal amount of $131.5 million. The new loan bears interest at 30-day LIBOR plus 1.75% with a 0.25% LIBOR floor and matures in May 2015 with one six-month extension option for a fee of approximately $0.7 million.

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

Commitments, Contingencies and Contractual Obligations

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of December 31, 2014:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1			More than
	year	Years 1-3	Years 3-5	5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$165,165	$243,593	$200,403	$4,973	$614,134
Senior notes (principal and interest)	23,073	46,146	348,053	—	417,272
Line of credit (principal and interest)	153,094	—	—	—	153,094
Capital Lease	2,714	2,314	247	—	5,275
Obligations under operating leases (2)	12,570	25,140	25,140	168,948	231,798

Total	$356,616	$317,193	$573,843	$173,921	$1,421,573

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve.
(2)	This line item represents obligations under ground leases, concession holds and land permits of which the majority are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Capital improvements (1)	$39,795	$4,500	$—	$—	$44,295

FOOTNOTE:

(1)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our fixed rate mortgage and other notes receivable, which totaled $19.4 million and $118.0 million at December 31, 2014 and 2013, respectively, are subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms. The estimated fair value of the mortgage notes receivable was approximately $16.6 million and $112.2 million at December 31, 2014 and 2013, respectively.

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value (1)
Fixed-rate debt	$11,320	$40,065	$91,046	$140,440	$43,683	$322,799	$649,353	$661,074
Variable-rate debt (2)	295,876	30,169	37,029	437	6,799	—	370,310	371,631

	$307,196	$70,234	$128,075	$140,877	$50,482	$322,799	$1,019,663	$1,032,705

	2015	2016	2017	2018	2019	Thereafter	Total
Weighted average fixed interest rate of maturities	5.67%	6.37%	6.03%	5.24%	3.85%	7.20%	6.31%
Average interest rate on variable debt (3)	3.29% + LIBOR	3.50% + LIBOR	3.50% + LIBOR	3.30% + LIBOR	3.30% + LIBOR

FOOTNOTES:

(1)	The fair value of our fixed-rate and variable-rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2014. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of December 31, 2014, some of our variable-rate debt in mortgages and notes payable were hedged.
(3)	The 30-day LIBOR rate was approximately 0.17% at December 31, 2014.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $2.8 million for the year ended December 31, 2014. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of CNL Lifestyle Properties, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Lifestyle Properties, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 30, 2015

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2014	2013
ASSETS
Real estate investment properties, net (including $158,589 and $184,306 related to consolidated variable interest entities, respectively)	$1,136,451	$2,068,973
Assets held for sale, net (including $12,953 and $0 related to consolidated variable interest entities, respectively)	699,816	90,794
Cash	136,985	71,574
Investments in unconsolidated entities	127,102	132,324
Deferred rent and lease incentives	47,649	57,378
Restricted cash	39,097	51,335
Other assets	36,639	52,310
Accounts and other receivables, net	23,086	21,080
Mortgages and other notes receivable, net	19,361	117,963
Intangibles, net	18,026	36,922

Total Assets	$2,284,212	$2,700,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable (including $30,412 and $87,095 related to non-recourse debt of consolidated variable interest entities, respectively)	$550,504	$760,192
Senior notes, net of discount	316,846	394,419
Line of credit	152,500	50,000
Other liabilities	60,478	76,816
Accounts payable and accrued expenses	46,005	49,823
Due to affiliates	489	1,025

Total Liabilities	1,126,822	1,332,275

Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 349,084 and 345,114 shares issued and 325,184 and 322,627 shares outstanding as of December 31, 2014 and 2013, respectively	3,252	3,226
Capital in excess of par value	2,863,839	2,846,265
Accumulated deficit	(494,129)	(401,985)
Accumulated distributions	(1,211,302)	(1,073,422)
Accumulated other comprehensive loss	(4,270)	(5,706)

Total Stockholders’ Equity	1,157,390	1,368,378

Total Liabilities and Stockholders’ Equity	$2,284,212	$2,700,653

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income from operating leases	$128,023	$115,414	$108,462
Property operating revenues	236,860	233,956	228,068
Interest income on mortgages and other notes receivable	8,412	13,120	12,997

Total revenues	373,295	362,490	349,527

Expenses:
Property operating expenses	190,165	187,581	185,538
Asset management fees to advisor	18,651	23,060	25,009
General and administrative	17,136	17,233	17,678
Ground lease and permit fees	10,162	9,838	8,938
Acquisition fees and costs	664	2,467	3,224
Other operating expenses	5,328	4,471	6,496
Bad debt expense	291	54	228
Impairment provision	30,428	50,033	10
(Gain) loss on lease terminations	8,914	(3,850)	1,560
Loan loss provision	3,270	3,104	1,699
Depreciation and amortization	98,664	94,459	87,479

Total expenses	383,673	388,450	337,859

Operating income (loss)	(10,378)	(25,960)	11,668

Other income (expense):
Interest and other income	838	559	850
Interest expense and loan cost amortization (includes $460 loss on termination of cash flow hedges for the year ended
December 31, 2014)	(57,260)	(55,769)	(55,094)
Loss on extinguishment of debt	(1,391)	—	(4)
Bargain purchase gain	—	2,653	—
Gain from sale of unconsolidated entities	—	55,394	—
Equity in earnings of unconsolidated entities	7,753	11,701	5,521

Total other income (expense)	(50,060)	14,538	(48,727)

Loss from continuing operations	(60,438)	(11,422)	(37,059)
Loss from discontinued operations (includes $3,027, $1,655, and $1,655 amortization of loss on termination of cash flow hedges for the years ended December 31, 2014, 2013 and 2012, respectively)	(31,706)	(241,117)	(39,014)

Net loss	$(92,144)	$(252,539)	$(76,073)

Loss per share of common stock (basic and diluted):
Continuing operations	$(0.18)	$(0.03)	$(0.12)
Discontinued operations	(0.10)	(0.76)	(0.12)

	$(0.28)	$(0.79)	$(0.24)

Weighted average number of shares of common stock outstanding (basic and diluted)	324,451	318,742	312,309

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except per share data)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(92,144)	$(252,539)	$(76,073)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,933)	(1,563)	531
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	3,486	1,655	1,655
Unrealized loss arising during the period	883	1,863	(395)

Total other comprehensive income (loss)	1,436	1,955	1,791

Total comprehensive loss	$(90,708)	$(250,584)	$(74,282)

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(in thousands except per share data)

	Common Stock		Capital in			Accumulated	Total
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	(Deficit)	Distributions	Income (Loss)	Equity
Balance at December 31, 2011	309,215	$3,092	$2,743,972	$(73,373)	$(774,259)	$(9,452)	$1,889,980
Subscriptions received for common stock through distribution reinvestment plan	8,329	83	68,953	—	—	—	69,036
Redemption of common stock	(1,173)	(11)	(9,579)	—	—	—	(9,590)
Net loss	—	—	—	(76,073)	—	—	(76,073)
Distributions, declared and paid ($0.5252 per share)	—	—	—	—	(163,713)	—	(163,713)
Foreign currency translation adjustment	—	—	—	—	—	531	531
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,655	1,655
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 11)	—	—	—	—	—	(395)	(395)

Balance at December 31, 2012	316,371	$3,164	$2,803,346	$(149,446)	$(937,972)	$(7,661)	$1,711,431

Subscriptions received for common stock through distribution reinvestment plan	7,901	79	54,857	—	—	—	54,936
Redemption of common stock	(1,645)	(17)	(11,938)	—	—	—	(11,955)
Net loss	—	—	—	(252,539)	—	—	(252,539)
Distributions, declared and paid ($0.4252 per share)	—	—	—	—	(135,450)	—	(135,450)
Foreign currency translation adjustment	—	—	—	—	—	(1,563)	(1,563)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,655	1,655
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 11)	—	—	—	—	—	1,863	1,863

Balance at December 31, 2013	322,627	$3,226	$2,846,265	$(401,985)	$(1,073,422)	$(5,706)	$1,368,378

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED

YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(in thousands except per share data)

	Common Stock		Capital in	Accumulated		Accumulated	Total
	Number	Par	Excess of	Earnings	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	(Deficit)	Distributions	Income (Loss)	Equity
Balance at December 31, 2013	322,627	$3,226	$2,846,265	$(401,985)	$(1,073,422)	$(5,706)	$1,368,378
Subscriptions received for common stock through public offering and reinvestment plan	3,970	40	27,169	—	—	—	27,209
Redemption of common stock	(1,413)	(14)	(9,595)	—	—	—	(9,609)
Net loss	—	—	—	(92,144)	—	—	(92,144)
Distributions, declared and paid ($0.4252 per share)	—	—	—	—	(137,880)	—	(137,880)
Foreign currency translation adjustment	—	—	—	—	—	(2,933)	(2,933)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	3,486	3,486
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassifications (Note 11)	—	—	—	—	—	883	883

Balance at December 31, 2014	325,184	$3,252	$2,863,839	$(494,129)	$(1,211,302)	$(4,270)	$1,157,390

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(92,144)	$(252,539)	$(76,073)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	135,373	150,311	135,557
Amortization of loan costs and lease costs (including above-and-below market leases)	12,310	9,165	8,555
Accretion of note origination costs	—	—	(40)
Accretion and amortization of fair value measures	305	422	59
(Gain) loss on sale of properties and disposal of fixed assets	(4,073)	(2,241)	141
Gain on sale of unconsolidated entities	—	(55,394)	—
Bargain purchase gain	—	(2,653)
Loss on extinguishment of debt	6,209	—	—
Write-off intangible assets from sale of properties	—	93	—
Amortization of terminated hedge	3,486	1,655	1,655
Swap termination fees	(1,904)	—	—
(Gain) loss on lease termination	8,174	(2,705)	25,387
Gain from insurance proceeds	(4,916)	—	—
Impairment provision	68,295	269,535	680
Loan loss provision	3,270	3,104	1,699
Bad debt expense	2,309	6,323	5,510
Prepayment penalties on loans	(7,047)	—	—
Premium paid on senior notes	(2,500)	—	—
Equity in earnings net of distributions from unconsolidated entities	5,744	15,068	31,223
Changes in assets and liabilities:
Other assets	467	(283)	(6,527)
Deferred rent and lease incentives	(982)	(8,056)	(36,663)
Accounts and other receivables	(7,401)	(3,237)	(11,984)
Accounts payable, accrued expenses and other liabilities	3,017	6,977	8,895
Due to affiliates	(1,058)	(65)	(181)

Net cash provided by operating activities	126,934	135,480	87,893

Investing activities:
Acquisition of properties	(128,390)	(244,859)	(190,150)
Capital expenditures	(79,115)	(70,156)	(69,675)
Investments in and contributions to unconsolidated entities	—	—	(3,776)
Distributions from unconsolidated entities	—	—	3,445
Proceeds from sale of unconsolidated entites	—	195,446	—
Proceeds from release (payment) of collateral on loan payable	—	11,167	(11,167)
Proceeds from insurance	10,187	—	—
Proceeds from short-term investment	1,169	—	—
Principal payments received on mortgage loans receivable	83,468	4,282	4,790
Proceeds from sale of properties	384,293	12,401	1,500
Changes in restricted cash	1,394	(10,357)	(5,632)
Other	980	(854)	(799)

Net cash provided by (used in) investing activities	273,986	(102,930)	(271,464)

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Financing activities:
Redemptions of common stock	(9,609)	(11,955)	(9,590)
Distributions to stockholders, net of reinvestments	(110,671)	(80,514)	(94,677)
Borrowings under line of credit	232,500	100,000	170,000
Payments of entrance fee refunds	(1,845)	—	—
Proceeds from mortgages and other notes payable	57,790	131,298	152,300
Principal payments on line of credit	(130,000)	(145,000)	(75,000)
Principal payments on mortgages, notes payable and senior notes	(365,224)	(18,800)	(34,666)
Principal payments on capital leases	(4,863)	(4,152)	(4,107)
Payment of loan costs	(3,536)	(5,017)	(10,305)

Net cash (used in) provided by financing activities	(335,458)	(34,140)	93,955

Effect of exchange rate fluctuations on cash	(51)	(60)	1

Net increase (decrease) in cash	65,411	(1,650)	(89,615)
Cash at beginning of period	71,574	73,224	162,839

Cash at end of period	$136,985	$71,574	$73,224

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$68,536	$63,628	$59,331
Supplemental disclosure of non-cash investing activities:
Assumption of debts	$27,398	$—	$—
Assumption of capital leases	$4,004	$10,732	$4,650
Assumption of entrance fee liabilities	$—	$13,810	$—
Change in accounts payable related to capital expenditures	$4,192	$6,069	$1,143
Property assumed in connection with foreclosure	$8,729	$—	$—
Supplemental disclosure of non-cash financing activities:
Seller financing provided upon sale of real estate assets	$—	$325	$—

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

As of December 31, 2014, the Company owned 105 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, senior housing, attractions, marinas and other lifestyle assets. Eight of these 105 properties are owned through unconsolidated joint ventures and three are located in Canada. Although these are the asset classes in which the Company has invested and are most likely to invest in the future should it make additional acquisitions, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation.

In March 2014, the Company engaged Jefferies LLC, a lead investment banking and advisory firm to assist it and its Board of Directors in evaluating various options to provide liquidity to its shareholders. In connection with this process, during 2014, the Company sold its entire golf portfolio (consisting of 48 properties) and its multi-family development property, entered into an agreement to sell its entire 38 property senior housing portfolio for $790 million and agreed on a plan to sell its marinas portfolio consisting of 17 properties. Refer to Note 20, “Subsequent Events” for additional information on additional transactions related to evaluating strategic alternatives.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

2.	Significant Accounting Policies (continued):

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

2.	Significant Accounting Policies (continued):

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

Assets Held for Sale, net and Discontinued Operations — Assets that are classified as held for sale are recorded at the lower of their carrying value or fair value less costs to dispose. The Company classifies assets as held for sale once management has the authority to approve and commits to a plan to sell, the assets are available for immediate sale, an active program to locate a buyer and the sale of the assets are probable and transfer of the assets are expected to occur within one year. Subsequent to classification of an asset as held for sale, no further depreciation, amortization or straight-line rent adjustments relating to the asset are recorded. The related operations of assets held for sale are reported as discontinued if such operations and cash flows can be clearly distinguished both operationally and financially from the ongoing operations, such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and if the Company will not have any significant continuing involvement subsequent to the sale.

Real Estate Dispositions — When real estate is disposed of, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases are removed from the accounts and gains and losses from the disposition are reflected in the consolidated statements of operations. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance with the Financial Accounting Standards Board (“FASB”) guidance included in Real Estate Sales, provided that various criteria relating to the terms of sale and subsequent involvement by the Company with the properties are met. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sale of real estate. As of December 31, 2014, the Company has a deferred gain on one of its real estate dispositions as a result of making a loan to the buyer financing a substantial portion of the sales price.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

2.	Significant Accounting Policies (continued):

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

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less during the year. As of December 31, 2014, cash deposits exceeded federally insured amounts. However, the Company has not experienced any losses on such accounts. Management continues to monitor third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal and secondarily on maximizing yield on those funds. To that end, the Company has diversified its cash among several banking institutions in an attempt to minimize exposure to any one of these entities. Management has attempted to select institutions that it believes are strong based on an evaluation of their financial stability and exposure to poor performing assets.

Restricted Cash — Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties or represent certain tenant security deposits.

Derivative Instruments and Hedging Activities — The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations. As of December 31, 2014 and 2013, the Company’s hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss).

Fair Value of Financial Instruments — The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses approximates carrying value as of December 31, 2014 and 2013, because of the liquid nature of the assets and relatively short maturities of the obligations. See Footnote 9. “Mortgages and other Notes Receivable, net” and Footnote 10. “Indebtedness” for the Company’s estimates of the fair value of its mortgages and other notes receivable and its indebtedness as of December 31, 2014 and 2013.

Fair Value Measurements – Fair value assumptions are based on the framework established in the fair value accounting guidance under GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels of fair value inputs:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 — Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability either directly or indirectly; such as, quoted prices for similar assets or liabilities or other inputs that can be corroborated by observable market data.

•	Level 3 — Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

2.	Significant Accounting Policies (continued):

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

Deferred Financing Costs — Financing costs paid in connection with obtaining long-term debt are deferred and amortized over the life of the debt using the effective interest method. As of December 31, 2014 and 2013, the accumulated amortization of loan costs was approximately $30.9 million and $22.9 million, respectively.

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

Revenue Recognition — For properties subject to operating leases, rental revenue is recorded on a straight-line basis over the terms of the leases. Additional percentage rent that is due contingent upon tenant performance thresholds, such as gross revenues, is deferred until the underlying performance thresholds have been achieved. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, golf operations, membership dues, ticket sales, concessions, waterpark and theme park operations, resident rental fees, assistance services, and other service revenues. Such revenues, excluding membership dues, are recognized when rooms are occupied, when services have been performed, and when products are delivered. Membership dues are recognized ratably over the term of the membership period. For mortgages and other notes receivable, interest income is recognized on an accrual basis when earned, except for loans placed on non-accrual status, for which interest income is recognized when received. Any deferred portion of contractual interest is recognized on a straight-line basis over the term of the corresponding note. Loan origination fees charged and acquisition fees incurred in connection with the making of loans are recognized as interest income, and a reduction in interest income, respectively over the term of the notes.

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

Income Taxes — The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes provided it distributes at least 100% of its REIT taxable income and capital gains and meets certain other requirements for qualifying as a REIT. Subject to compliance with applicable tax law, certain properties may be operated using an eligible third-party manager. In those cases, taxable income from those operations may be subject to federal income tax. Management believes that the Company was organized and operated in a manner that enabled the Company to continue to qualify for treatment as a REIT for federal income tax purposes for the years ended December 31, 2014, 2013 and 2012.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Segment Information — Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a property-by-property basis and by tenant and operator. The Company derives all significant revenues from a single reportable operating segment of business, lifestyle real estate regardless of the type (ski, attractions, senior housing, etc.) or ownership structure (leased or managed). In addition, the Company evaluated each individual property and determined they were individually less than 10% of the combined revenue for the year ended December 31, 2014. Accordingly, the Company does not report segment information; nevertheless, management periodically evaluates whether the Company continues to have one single reportable segment of business.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

2.	Significant Accounting Policies (continued):

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

Recent Accounting Pronouncements — In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted. The Company will adopt ASU No. 2014-08 commencing January 1, 2015. This ASU is expected to impact the determination of which future property disposals qualify as discontinued operations, as well as, require additional disclosures about discontinued operations.

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

In February 2015, the FASB issued ASU 2015-02 Amendments to the Consolidation Analysis, which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

3.	Acquisitions:

Consolidated Entities. During the year ended December 31, 2014, the Company acquired the following properties (in thousands):

		Date of	Purchase
Product/Description	Location	Acquisition (2)	Price
Pacifica Senior Living Victoria Court - One senior housing property	Rhode Island	1/15/2014	$15,250
Pacifica Senior Living Northridge - One senior housing property	California	6/6/2014	25,250
La Conner Retirement Inn - One senior housing property	Washington	6/2/2014	8,250
South Pointe Assisted Living - One senior housing property	Washington	6/2/2014	4,300
Pacifica Senior Living Modesto - One senior housing property	California	7/24/2014	16,250	(1)
Pacifica Senior Living Bakersfield - One senior housing property	California	7/25/2014	28,750	(1)
Pacifica Senior Living Wilmington - One senior housing property	North Carolina	7/25/2014	22,250	(1)
The Oaks at Braselton - One senior housing property	Georgia	9/22/2014	15,000
The Oaks at Post Road - One senior housing property	Georgia	9/22/2014	18,600

			$153,900

FOOTNOTES:

(1)	In connection with acquiring these properties the Company assumed the fair value of loans with an aggregate principal outstanding balance of approximately $25.5 million. See Note 10. “Indebtedness” for additional information.
(2)	These properties are subject to long-term triple-net leases with an initial term of 10 years with renewal options.

These acquisitions are not considered material to the Company as such no pro forma information has been included.

The following summarizes the allocation of the purchase price for the above properties and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Total Purchase
Price Allocation
Land and land improvements	$25,213
Buildings	120,059
Equipment	5,127
In-place lease intangibles (1)	1,723
Other intangibles	4,566
Assumed mortgages	(27,398)
Other liabilities	(900)

Total purchase price consideration	$128,390

FOOTNOTE:

(1)	The weighted-average amortization period for intangible in-place leases acquired are 10 years as of the date of acquisition.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

3.	Acquisitions (continued):

During the year ended December 31, 2013, the Company acquired the following properties (in thousands):

		Date of	Purchase
Product/Description	Location	Acquisition	Price
The Stratford Continuing Care Retirement Community — One senior housing property	Indiana	6/28/2013	$22,000	(1)
Pioneer Village — One senior housing property	Oregon	7/31/2013	14,850
Bozeman Lodge — One senior housing property	Montana	8/9/2013	31,000
Wet ’n’ Wild Palm Springs — One attractions property	California	8/12/2013	15,601	(2)
Wet ’n’ Wild Phoenix — One attractions property	Arizona	11/26/2013	33,000
MorningStar at Dayton Place — One senior housing property	Colorado	12/13/2013	29,908
Chateau Vestavia — One senior housing property	Alabama	12/20/2013	18,500
Pacifica Peoria— One senior housing property	Arizona	12/20/2013	13,250
Pacifica Portland — One senior housing property	Oregon	12/20/2013	27,250
Pacifica Santa Clarita — One senior housing property	California	12/20/2013	19,250
Pacifica Sun City — One senior housing property	Florida	12/20/2013	20,250

			$244,859

FOOTNOTES:

(1)	Amount shown is net of the present value of entrance fee liabilities assumed on date of acquisition of approximately $13.8 million.
(2)	In connection with the acquisition, the Company recorded approximately $2.7 million in bargain purchase gain as a result of the fair value of the net assets acquired exceeding the consideration transferred. The excess resulted from the fact that the seller did not widely market the property for sale and was motivated to sell because the property was deemed an outlier from the other investments owned by the seller.

These acquisitions are not considered material to the Company as such no pro forma information has been included.

The following summarizes the allocation of the purchase price for the above properties and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Total Purchase
Price Allocation
Land and land improvements	$32,998
Leasehold interests and improvements	8,715
Buildings	184,131
Equipment	27,343
In-place lease intangibles (1)	5,141
Trade name intangibles	2,291
Other assets	703
Other liabilities	(13,810)

Net assets acquired	247,512
Bargain purchase gain	(2,653)

Total purchase price consideration	$244,859

FOOTNOTE:

(1)	The weighted-average amortization period for intangible in-place leases acquired range between 2.5 years to 15 years as of the date of acquisition.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

4.	Real Estate Investment Properties, net:

As of December 31, 2014 and 2013, real estate investment properties consisted of the following (in thousands):

	2014	2013
Land and land improvements	$550,776	$904,409
Leasehold interests and improvements	180,551	311,560
Building and building improvements	406,781	926,098
Equipment	614,300	692,854
Less: accumulated depreciation and amortization	(615,957)	(765,948)

Total	$1,136,451	$2,068,973

For the years ended December 31, 2014, 2013 and 2012, the Company had depreciation and amortization expenses of approximately $98.0 million, $93.9 million and $86.9 million, respectively, excluding properties that the Company classified as assets held for sale.

The Company evaluates its properties on an ongoing basis, including any changes to intended use of the properties, operating performance of its properties or plans to dispose of assets to determine if the carrying value is recoverable. During 2014, the Company sold several properties, including its 48-property golf portfolio, entered into a contract to sell its senior housing portfolio and approved a plan to market and sell the Company’s marinas portfolio. The Company also recorded impairment provisions of approximately $25.4 million and $5.0 million related to one of its attractions properties and its unimproved land, respectively, as of December 31, 2014 to write down the book values related to these properties to estimated sales prices from third party buyers less costs to sell. See Note 5. “Assets Held for Sale, net and Discontinued Operations” for additional information.

5.	Assets Held for Sale, net and Discontinued Operations:

During the year ended December 31, 2013, the Company sold five properties that were deemed non-core to its ongoing operations as assets held for sale. In connection with the transaction, the Company received aggregate net sales proceeds of approximately $12.4 million and a note for approximately $0.3 million and recorded aggregate gain of approximately $2.4 million. As of December 31, 2013, the Company had five properties classified as held for sale.

During the year ended December 31, 2014, the following transactions occurred:

•	The Company approved a plan to sell and sold its golf portfolio (consisting of 48 properties) and one multi-family residential property. In connection with these transactions, the Company received aggregate net sales proceeds of approximately $384.3 million and recorded a net gain of approximately $4.1 million. The Company decided to discontinue marketing the sale of four properties which were previously classified as assets held for sale as of December 31, 2013. The Company reclassified the properties as held and used, and recorded an adjustment representing the catch up in depreciation and amortization expense that would have been recognized had the properties been continuously classified as held and used.

•	The Company entered into a contract to sell its senior housing portfolio consisting of 38 senior housing properties for $790 million. The sale is subject to certain customary closing conditions and there is no guarantee that these conditions will be met and that the sale will occur.

•	The Company also approved a plan to market and sell the Company’s marinas portfolio (consisting of 17 marina properties). The Company determined that the carrying values of these properties were not recoverable and recorded approximately $33.4 million in impairment provisions at December 31, 2014. The impairment was recorded to write down the book values of these properties to their estimated sales prices based on interests from third parties less costs to sell.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

5.	Assets Held for Sale, net and Discontinued Operations (continued):

The following table presents the net carrying value of the properties classified as assets held for sale (in thousands):

	2014	2013
Land and land improvements	$91,726	$40,097
Leasehold interests and improvements	52,571	—
Building and building improvements	500,946	47,989
Equipment, net	25,380	2,708
Deferred rent and lease incentives	4,490	—
Other assets	3,372	—
Restricted cash	10,844	—
Intangibles, net	10,487	—

Total	$699,816	$90,794

As a result of the above transactions, the Company recorded the 38 senior housing properties and the 17 marinas properties as assets held for sale as of December 31, 2014. The Company classified the revenues and expenses related to all real estate properties sold and all real estate properties considered as assets held for sale, which were not accounted for under the equity method of accounting, as discontinued operations in the accompanying consolidated statements of operations. The following table is a summary of loss from discontinued operations for the years ended December 31, (in thousands):

	2014	2013	2012
Revenues	$178,887	$160,604	$133,818
Expenses	(115,773)	(111,807)	(111,224)
Depreciation and amortization	(36,709)	(55,852)	(48,077)
Impairment provision	(37,867)	(219,502)	(670)

Operating loss	(11,462)	(226,557)	(26,153)
Gain from sale of properties	4,144	2,408	288
Loss on extinguishment of debt	(4,818)	—	—
Other expense	(19,570)	(16,968)	(13,149)

Loss from discontinued operations	$(31,706)	$(241,117)	$(39,014)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

6.	Intangible Assets, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2014 and 2013 are as follows (in thousands):

	Gross Carrying	Accumulated	2014 Net Book
Intangible Assets	Amount	Amortization	Value
In place leases	$12,295	$(5,110)	$7,185
Trade name (infinite-lived)	10,841	—	10,841

Total	$23,136	$(5,110)	$18,026

	Gross Carrying	Accumulated	2013 Net Book
Intangible Assets	Amount	Amortization	Value
In place leases	$34,745	$(17,513)	$17,232
Trade name (finited-lived)	9,060	(1,789)	7,271
Trade name (infinite-lived)	12,419	—	12,419

Total	$56,224	$(19,302)	$36,922

FOOTNOTE:

(1)	In connection with the sale of the golf properties, the Company disposed of the above intangible assets.

During the year ended December 31, 2013, in connection with terminating leases on one of the Company’s attractions tenants, the Company acquired an intangible trade name asset of $4.2 million.

Amortization expense (excluding properties held for sale) was approximately $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company wrote off approximately $0.1 million and $2.5 million of in-place lease intangibles related to lease terminations for the years ended December 31, 2013 and 2012, respectively, which are included as part of (gain) loss on lease terminations in the accompanying consolidated statements of operations. The Company did not have any write offs of in-place lease intangibles related to lease terminations for the year ended December 31, 2014.

The estimated future amortization expense for the Company’s finite-lived intangible assets as of December 31, 2014 is as follows (in thousands):

Total
Intangible
Assets
2015	$666
2016	666
2017	645
2018	551
2019	567
Thereafter	4,090

Total	$7,185

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

7.	Operating Leases:

As of December 31, 2014, the Company leased 42 properties under long-term, triple-net leases to third-parties. The following is a schedule of future minimum lease payments to be received under the non-cancellable operating leases with third-parties at December 31, 2014 (in thousands):

2015	$120,612
2016	122,632
2017	124,719
2018	126,368
2019	127,461
Thereafter	1,066,109

Total	$1,687,901

Under a triple-net lease, the tenant is responsible for paying percentage rent and capital improvement reserve rent. Capital improvement reserve is generally based on a percentage of gross revenue of the property and are set aside by the Company for capital improvements including replacements, from time to time, of furniture, fixtures and equipment and totaled approximately $23.9 million, $21.0 million and $19.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Percentage rent is generally based on a percentage of gross revenue after it exceeds a certain threshold. Total percentage rent recorded was approximately $2.9 million, $2.5 million and $1.8 million the years ended December 31, 2014, 2013 and 2012, respectively. In addition, substantially all of the property expenses are required to be paid directly by the tenants, including real estate taxes which the tenants pay directly to the taxing authorities. The total annualized property taxes assessed on these properties, and paid directly by tenants, were approximately $8.6 million, $11.9 million and $12.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

8.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs – As of December 31, 2013, the Company had four wholly-owned subsidiaries, designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to future buy-out options held by the respective tenants and of which three tenants can exercise but have not elected to do so. The remaining tenant’s buy-out option will be exercisable in July 2018. The four buy-out options expire between 2020 and 2030. In addition, two other entities that hold the properties in which service providers have a significant variable interest were also determined to be VIEs. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements. During the year ended December 31, 2014, the Company had no change to its four wholly-owned subsidiaries that were deemed to be VIEs and no impact to its primary beneficiary position.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

8.	Variable Interest and Unconsolidated Entities (continued):

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	December 31,
	2014	2013
Assets
Real estate investment properties, net	$158,589	$184,306
Assets held for sale	$12,953	$—
Other assets	$26,376	$29,075
Liabilities
Mortgages and other notes payable	$30,412	$87,095
Other liabilities	$15,695	$13,214

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $151.8 million and $113.1 million as of December 31, 2014 and 2013, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities—As of December 31, 2012, the Company held ownership in five ventures, the DMC Partnership, the Intrawest Venture, the CNLSun I, the CNLSun II and the CNLSun III ventures. In July 2013, the Company completed the sale of its interest in 42 senior housing properties held through the CNLSun I, CNLSun II and CNLSun III ventures as a result of Sunrise Living Investments, Inc. (“Sunrise”), the Company’s venture partner, exercising its purchase option in the aforementioned ventures. In connection with the transaction, the Company received aggregate sales proceeds of approximately $195.4 million, net of transaction costs, and recorded aggregate gains of approximately $55.4 million. As of December 31, 2014 and 2013, the Company held ownership in the two remaining unconsolidated ventures. Of these, the Intrawest Venture was deemed a VIE in which the Company is not the primary beneficiary. While several significant decisions are shared between the Company and its joint venture partner in the Intrawest Joint Venture, the Company does not direct the activities that most significantly impact the venture’s performance and has not consolidated the activities of the venture. The Company’s maximum exposure to loss as a result of its interest in the Intrawest Venture is limited to the carrying amount of its investment in the venture, which totaled approximately $22.7 million and $25.2 million as of December 31, 2014 and 2013, respectively.

During 2014, the Intrawest Venture decided to discontinue marketing for sale six of its seven village retail properties. As a result, the properties no longer met the asset held for sale criteria and the Intrawest Venture recorded an adjustment representing the catch up in depreciation and amortization expense that would have been recognized had the properties been continuously classified as held and used. As of December 31, 2014, the Intrawest Venture continues to pursue the sale of the seventh village retail property and expects to complete the sale during 2015.

In March 2015, the Company entered into an agreement to sell its 81.98% interest in DMC Partnership to its co-venture partner. Refer to Note 20, “Subsequent Events” for additional information.

The Intrawest Venture is working with the Canada Revenue Authority to resolve an assessment and other matters related to one of its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $14.0 million, however, it believes the more likely than not resolution will be approximately $1.5 million. As such, an accrual of $1.5 million has been reflected in the financial information for the Intrawest Venture.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

8.	Variable Interest and Unconsolidated Entities (continued):

The following tables present financial information for the Company’s unconsolidated entities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Summarized operating data:

	Year Ended December 31, 2014
	DMC	Intrawest
	Partnership	Venture		Total
Revenues	$28,519	$17,454		$45,973
Property operating expenses (4)	(776)	(9,802)		(10,578)
Depreciation and amortization	(9,114)	(6,005)		(15,119)
Interest expense	(8,175)	(4,891)		(13,066)
Interest and other income (expense)	(35)	88		53

Income (loss) from continuing operations	10,419	(3,156)		7,263
Discontinued operations	—	987		987

Net income (loss)	$10,419	$(2,169)		$8,250

Income (loss) allocable to other venture partners (1)	$1,602	$(1,612	)(3)	$(10)

Income (loss) allocable to the Company (1)	$8,817	$(557)		8,260
Amortization of capitalized costs	(298)	(209)		(507)

Equity in earnings (loss) of unconsolidated entities	$8,519	$(766)		$7,753

Distribution declared to the Company	$11,345	$2,277		$13,622

Distributions received by the Company	$11,345	$2,152		$13,497

Summarized operating data:

	Year Ended December 31, 2013
	DMC	Intrawest		CNLSun I	CNLSun II	CNLSun III
	Partnership	Venture		Venture (6)	Venture (6)	Venture (6)	Total
Revenues	$28,062	$17,054		$71,287	$19,654	$21,549	$157,606
Property operating expenses	(796)	(9,744)		(45,999)	(15,439)	(14,609)	(86,587)
Depreciation and amortization	(9,182)	—		(10,994)	(2,244)	(2,874)	(25,294)
Interest expense	(7,908)	(5,874)		(16,154)	(2,057)	(2,928)	(34,921)
Interest and other income	3	9		20	—	—	32

Income (loss) from continuing operations	10,179	1,445		(1,840)	(86)	1,138	10,836
Discontinued operations (4)	—	1,101		—	—	—	1,101

Net income (loss)	$10,179	$2,546		$(1,840)	$(86)	$1,138	$11,937

Income (loss) allocable to other venture partners (1)	$(1,166)	$(1,611	)(3)	$(1,341)	$(8)	$1,788	$(2,338)

Income (loss) allocable to the Company (1)	$11,345	$4,157		$(499)	$(78)	$(650)	14,275
Amortization of capitalized costs	(433)	(233)		(1,305)	(431)	(172)	(2,574)

Equity in earnings (loss) of unconsolidated entities	$10,912	$3,924		$(1,804)	$(509)	$(822)	$11,701

Distribution declared to the Company	$11,345	$1,998		$7,797	$1,039	$1,660	$23,839

Distributions received by the Company	$11,337	$2,427		$11,750 (2)	$1,567 (2)	$4,965 (2)	$32,046

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

8.	Variable Interest and Unconsolidated Entities (continued):

	Year Ended December 31, 2012
	DMC		Intrawest		CNLSun I	CNLSun II	CNLSun III
	Partnership		Venture		Venture	Venture	Venture	Total
Revenues	$27,858		$16,874		$137,897	$37,301	$43,087	$263,017
Property operating expenses	(2,963	)(5)	(14,679)		(87,910)	(27,525)	(29,131)	(162,208)
Depreciation and amortization	(9,040)		(3,342)		(23,154)	(4,991)	(6,457)	(46,984)
Interest expense	(8,260)		(4,833)		(32,615)	(4,899)	(5,858)	(56,465)
Interest and other income (expense)	28		102		372	(368)	28	162

Income (loss) from continuing operations	7,623		(5,878)		(5,410)	(482)	1,669	(2,478)
Discontinued operations (4)	—		310		—	—	—	310

Net income (loss)	$7,623		$(5,568)		$(5,410)	$(482)	$1,669	$(2,168)

Loss allocable to other venture partners (1)	$(1,810)		$(1,564	)(3)	$(7,084)	$(407)	$(1,346)	$(12,211)

Income (loss) allocable to the Company (1)	$9,433		$(4,004)		$1,674	$(75)	$3,015	10,043
Amortization of capitalized costs	(471)		(234)		(2,610)	(862)	(345)	(4,522)

Equity in earnings (loss) of unconsolidated entities	$8,962		$(4,238)		$(936)	$(937)	$2,670	$5,521

Distribution declared to the Company	$11,345		$3,096		$15,709	$5,094	$7,776	$43,020

Distributions received by the Company	$11,353		$2,725		$15,665	$5,189 (2)	$5,256 (2)	$40,188

FOOTNOTES:

(1)	Income is allocated between the Company and its venture partners using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)	For the year ended December 31, 2013, distributions received by the Company includes approximately $4.0 million, $0.5 million and $0.8 million in return of capital on the CNLSun I, CNLSun II and CNLSun III ventures, respectively. For the year ended December 31, 2012, distributions received by the Company includes approximately $1.5 million and $1.9 million in return of capital on the CNLSun II and CNLSun III ventures, respectively.
(3)	This amount represents the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.
(4)	During the year ended December 31, 2012, the venture recorded an impairment of $4.5 million when it determined that the carrying value of one of its properties was higher than the net realizable value. No impairments were recorded for the years ended December 31, 2014 and 2013.
(5)	During the year ended December 31, 2012, the DMC Partnership incurred approximately $2.3 million in acquisition costs relating to a potential acquisition that was ultimately not pursued.
(6)	On July 1, 2013, the Company completed the sale of its interest in 42 senior housing properties held through CNLSun I, CNLSun II and CNLSun III ventures as discussed above. As such, summarized operating data for those ventures is reported through June 30, 2013.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

8.	Variable Interest and Unconsolidated Entities (continued):

Summarized balance sheet data

	As of December 31, 2014
	DMC	Intrawest
	Partnership	Venture	Total
Real estate assets, net	$221,986	$61,936	$283,922
Assets held for sale	—	14,050	14,050
Other assets	15,642	14,557	30,199
Mortgages and other notes payable	131,500	66,690	198,190
Other liabilities	6,795	18,537	25,332
Partners’ capital	99,333	5,316	104,649
Carrying amount of investment (1)	104,402	22,700	127,102
Company’s ownership percentage (1)	81.98%	80.0%

	As of December 31, 2013
	DMC	Intrawest
	Partnership	Venture	Total
Real estate assets, net	$228,755	$—	$228,755
Asset held for sale	—	81,661	81,661
Other assets	13,297	15,799	29,096
Mortgages and other notes payable	131,860	70,292	202,152
Other liabilities	5,551	17,075	22,626
Partners’ capital	104,641	10,093	114,734
Carrying amount of investment (1)	107,162	25,162	132,324
Company’s ownership percentage (1)	81.98%	80.0%

FOOTNOTE:

(1)	As of December 31, 2014 and 2013, the Company’s share of partners’ capital determined under HLBV was approximately $119.6 million and $124.9 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $7.5 million and $7.4 million, respectively.

The Company’s maximum exposure to loss is primarily limited to the carrying amount of its investment in each of the unconsolidated entities. The unconsolidated entities have debt obligations totaling approximately $198.2 million and $202.2 million as of December 31, 2014 and 2013, respectively. If the Company engages in certain prohibited activities, there are circumstances which could trigger an obligation on the part of the Company with respect to a portion of this debt.

In January 2015, the Intrawest Venture paid off its mortgage loan of approximately $20.0 million, which was scheduled to mature in January 2015.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

9.	Mortgages and Other Notes Receivable, net:

During the year ended December 31, 2014, the Company received approximately $83.5 million in repayment of loans, mostly related to loans which matured during 2014.

As of December 31, 2014 and 2013, mortgages and other notes receivable consisted of the following (in thousands):

					Loan Principal Balance
Borrower	Date of Loan	Maturity	Interest	Accrued	as of December 31,
(Description of Collateral Property)	Agreement(s)	Date	Rate	Interest	2014	2013
Big Sky Resort (one ski resort)	9/23/2008	(4)	12.0%	$—	$—	$68,000
CMR Properties, LLC and CM Resort, LLC (one ski property) (2)	6/15/2010	9/30/2022	9.0% - 11.0%	840	16,620	16,620
Boyne USA, Inc. (four ski resorts)	8/10/2009	(4)	6.3% - 15.0%	—	—	13,896
Evergreen Alliance Golf Limited, L.P. (1)	11/12/2010	(1)	LIBOR + 4.0%	—	—	5,781
PARC Myrtle Waves, LLC (3) (one attractions property)	2/10/2011	(3)	7.5%	—	—	9,000
Grand Prix Tampa, LLC (one attractions property)	7/31/2011	7/31/2016	8.5%	24	3,395	3,442
RSA Properties – Misson Hills (one golf facility)	3/28/2013	(4)	9.0%	—	—	275

Total				$864	20,015	117,014

Accrued interest					864	5,655
Acquisition fees, net					46	97
Loan loss provision (1) (2)					(1,564)	(4,803)

Total carrying amount					$19,361	$117,963

FOOTNOTES:

(1)	During 2014, the Company recorded a loan provision of $3.3 million and collected the remaining balance of $1.3 million relating to this loan.
(2)	In December 2013, one of the Company’s borrowers approached the Company about modifying the terms of their debt service payments due to its current financial challenges. In anticipation of providing payment concessions to the borrower, the Company recorded a loan loss provision of approximately $1.8 million representing the difference between the expected future cash flows discounted at the original loan’s effective interest rate and the net carrying value of the loan.
(3)	During the year ended December 31, 2013, the Company recorded an additional loan loss provision of approximately $1.3 million in anticipation of the foreclosure of an attractions property that served as collateral on one of its other existing loans. The estimated fair value of the collateral was $7.9 million, which approximated the carrying value of the loan. The attractions property was foreclosed during the year ended December 31, 2014.
(4)	The Company collected the outstanding balances during the year ended December 31, 2014.

The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $16.6 million and $112.2 million as of December 31, 2014 and 2013, respectively, based on discounted cash flows for each individual instrument based on market interest rates as of December 31, 2014 and 2013, respectively. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

9.	Mortgages and Other Notes Receivable, net (continued):

The following is a schedule of future principal maturities for all mortgages and other notes receivable (in thousands):

2015	$57
2016	3,338
2017	—
2018	—
2019	—
Thereafter	16,620

Total	$20,015

10.	Indebtedness:

Mortgages and Other Notes Payable—As of December 31, 2014 and 2013, the Company had the following indebtedness (in thousands):

	Collateral and			Principal Balance as of
	Approximate Carrying Value of	Interest	Maturity	December 31,
	Collateral at December 31, 2014	Rate	Date	2014		2013
Variable rate debt:
Mortgage debt	1 multi-family residential property	30-day LIBOR + 1.3% (1)	(6)	$—	(6)	$61,042
Mortgage debt	1 hotel property	30-day LIBOR + 3.0% (1)	(7)	—	(7)	24,811
Mortgage debt	1 ski and mountain lifestyle property, $19.7 million	30-day LIBOR + 3.3% (1)(2)	9/1/2019	8,402		8,746
Mortgage debt	1 ski and mountain lifestyle property	CDOR + 3.8% (1)	(7)	—	(7)	16,603	(5)
Mortgage debt	1 ski and mountain lifestyle property, $29.6 million	30-day LIBOR + 4.5% (1)(2)	12/31/2015	14,550		15,450
Mortgage debt	1 attractions property, $47.9 million	30-day LIBOR + 3.0% (1)	11/30/2015	20,781		21,000
Mortgage debt	5 senior housing properties, $39.1 million	30-day LIBOR + 3.5% (1)	4/1/2016	30,000		30,000
Mortgage debt	8 senior housing properties, $135.8 million	30-day LIBOR + 2.5% (1)(4)	6/20/2015	105,000		101,298
Mortgage debt	4 ski and mountain lifestyle property, $154.3 million	30-day LIBOR + 1.5%-3.5% (1)	4/5/2017	39,077		—

		Total variable rate debt		$217,810		$278,950

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

10.	Indebtedness (continued):

	Collateral and			Principal Balance as of
	Approximate Carrying Value of	Interest	Maturity	December 31,
	Collateral at December 31, 2014	Rate	Date	2014		2013
Fixed rate debt:
Mortgage debt	1 golf property	7.3%	(6)	$—	(6)	$5,281
Mortgage debt	19 golf properties and 1 ski lift attraction property, $16.1 million	6.1%	(6)	—	(6)	84,993
Mortgage debt	8 senior housing properties, $88.4 million	4.35% - 4.5%	10/5/2018	57,711		59,212
Mortgage debt	1 attractions lifestyle property, $29.4 million	6.8%	9/28/2016	18,939		19,301
Mortgage debt	6 ski and mountain lifestyle properties, $207.0 million	6.1%	4/5/2017	95,908		100,715
Mortgage debt	2 hotel properties	6.1%	(7)	—	(7)	48,090
Mortgage debt	3 marina properties, $24.9 million	6.3% - 6.5%	9/1/2016-12/1/2016	11,358		11,980
Mortgage debt	3 senior housing properties, $26.8 million	4.40%	10/5/2018	16,368		16,795
Mortgage debt	1 attraction property, $108.6 million	6.0%	4/30/2018	42,859		43,731
Mortgage debt	4 senior housing properties, $67.9 million	3.79%	7/1/2019	46,165		46,499
Seller financing	3 ski and mountain lifestyle properties	8.0% - 9.5%	(7)	—	(7)	34,600
Mortgage debt	1 attractions property, $24.9 million	6.1% - 6.4%	11/1/2013-4/1/2025	9,384		10,219
Mortgage debt	3 senior housing properties, $67.9 million	4.75% - 6.9%	10/1/2018	32,411		—
Senior notes	$318.25 million (3)	7.3%	4/15/2019	318,250		396,550

		Total fixed rate debt		$649,353		$877,966

		Total debt		$867,163		$1,156,916

		Premium (discount)		$187		$(2,305)

		Total		$867,350		$1,154,611

FOOTNOTES:

(1)	The 30-day LIBOR rate was approximately 0.17% and 0.20% as of December 31, 2014 and 2013, respectively. The 30-day CDOR rate was approximately 1.2% as of December 31, 2013.
(2)	The Company entered into interest rate swaps for these variable rate debts. See Note 11. “Derivative instruments and Hedging Activities” for additional information
(3)	The Company issued $400.0 million senior notes which are guaranteed by certain of its properties. See “Item 2 – Properties” for additional information.
(4)	In December 2013, the Company entered into a collateralized bridge loan agreement with a third-party lender that matured in June 2014 with two extension options. The Company exercised its options to extend the bridge loan through June 2015. In connection with obtaining the bridge loan, the Company incurred loan origination costs and exit fees.
(5)	Converted from Canadian dollars to U.S. dollars at the exchange rate in place as of the end of the year.
(6)	The Company sold the properties in 2014 and paid off the associated debt.
(7)	The Company prepaid the debt in 2014.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

10.	Indebtedness (continued):

Line of Credit –In July 2013, the Company’s borrowing capacity in its revolving line of credit was reduced from $125.0 million to approximately $119.7 million as a result of the operator transition relating to three marina properties. In December 2013, the Company modified its revolving line of credit and added additional assets to the collateral pool increasing the total borrowing capacity to $160.0 million, of which $152.5 million was drawn as of December 31, 2014. This revolving line of credit facility bears interest at (a) between LIBOR plus 3.0% and LIBOR plus 3.75% or (b) between a base rate (the greater of the prime rate and the federal funds rate) plus 2.0% and a base rate plus 2.75%; (both LIBOR and base rate pricing are contingent upon certain leverage ratios). This revolving credit facility matures in August 2015 and is collateralized by certain of the Company’s properties. The facility contains customary affirmative financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total asset ratio and limitations on distributions. As of December 31, 2014, the Company was in compliance with the aforementioned financial covenants and ratios.

The following is a schedule of future principal payments and maturities for all indebtedness (in thousands):

2015	$307,196
2016	70,234
2017	128,075
2018	140,877
2019	50,482
Thereafter	322,799

Total	$1,019,663

As of December 31, 2014, certain loans required the Company to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total asset ratio and limitations on distributions, with which the Company was in compliance other than for one loan whereby in March 2015, the Company became aware that it had not met a minimum tangible net worth calculation requirement under one of its mortgage loans with an outstanding principal balance of approximately $43 million and is in discussions with its lender regarding a waiver of this requirement for all applicable periods. The Company expects to repay this loan in full during the second quarter of 2015 with the proceeds from the sale of the asset which serves as collateral for the loan and does not expect material adverse consequences to result from failing to meet this requirement.

In addition, under the terms of the indenture governing the Company’s senior notes, among other things, place certain limitations on the Company’s and certain of its subsidiaries, ability to (i) transfer and sell assets; (ii) pay dividends not exceeding 95% of the adjusted funds from operations as defined under, or make certain distributions, buy subordinated indebtedness or securities or make certain other restricted payments; (iii) incur or guarantee additional indebtedness or issue preferred stock; (iv) incur dividend or other payment restrictions affecting restricted subsidiaries; (v) merge, consolidate or sell all or substantially all of the Company’s assets; (vi) enter into certain transactions with affiliates; or (vii) engage in business other than a business that is the same or similar to the Company’s current business or a reasonably related extension thereof. These covenants are subject to a number of limitations and exceptions that are described in the indenture. Additionally, the indenture requires the Company to maintain, at all times, total unencumbered assets of not less than 150% of the aggregate principal amount of our consolidated unsecured indebtedness. As of December 31, 2014, the Company was in compliance with the senior notes covenants.

The estimated fair values of mortgages and other notes payable and the line of credit were approximately $707.3 million and $803.7 million as of December 31, 2014 and 2013, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair values of the Company’s senior notes was approximately $325.4 million and $410.4 million as of December 31, 2014 and 2013, respectively, based on prices traded for similar or identical instruments in active or inactive markets and is categorized as level 2 on the three-level valuation hierarchy.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

During the year ended December 31, 2014, three of the loans were paid in full and the corresponding interest rate swaps with an aggregate notional amount of approximately $97.7 million were terminated. As a result, the ineffective portion of the change in fair value resulting from the termination of hedges included in the accompanying consolidated balance sheets were reclassified to interest expense and loan cost amortization in the accompanying consolidated statements of operations in both income (loss) from continuing and discontinued operations for the year ended December 31, 2014. As of December 31, 2014, the Company had two interest rate swaps that were designated as cash flow hedges of interest payments from their inception. The fair value of the Company’s derivative financial instruments is included in other liabilities in the accompanying consolidated balance sheets as of December 31, 2014 and 2013.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments (in thousands):

							Fair Value Liability
Notional				Credit	Trade	Maturity	December 31,
Amount		Strike (1)		Spread (1)	Date	Date	2014	2013
$61,042		1.9%		1.3%	12/6/10	1/2/16	$—	$(1,748)
$8,746		3.6%		3.3%	9/28/09	9/1/19	$(719)	$(743)
$16,603	(2)	2.7	%(2)	3.8%	12/1/09	12/1/14	$—	$(233)
$15,450		2.2%		4.5%	1/13/11	12/31/15	$(283)	$(524)
$24,811		1.3%		3.0%	8/30/11	8/28/16	$—	$(446)

The following table summarizes the gross and net amounts of the Company’s derivative financial instruments (in thousands):

				Gross Amounts Not Offset
	As of December 31, 2014			in the Balance Sheets
Notional Amount of Cash Flow Hedges	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$8,402	$(719)	$—	$(719)	$(719)	$—	$(719)
$14,550	$(283)	$—	$(283)	$(283)	$—	$(283)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

11.	Derivative Instruments and Hedging Activities (Continued):

					Gross Amounts Not Offset
		As of December 31, 2013			in the Balance Sheets
Notional Amount of Cash Flow Hedges		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amounts of Liabilities Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$61,042		$(1,748)	$—	$(1,748)	$(1,748)	$—	$(1,748)
$8,746		$(743)	$—	$(743)	$(743)	$—	$(743)
$16,603	(2)	$(233)	$—	$(233)	$(233)	$—	$(233)
$15,450		$(524)	$—	$(524)	$(524)	$—	$(524)
$24,811		$(446)	$—	$(446)	$(446)	$—	$(446)

FOOTNOTES:

(1)	The strike rate does not include the credit spread on each of the notional amounts.
(2)	The Company swapped the interest rate on its $20.0 million loan denominated in Canadian dollars to a fixed interest rate of 6.4%. The notional amount was converted from Canadian dollars to U.S. dollars at an exchange rate of 0.94 Canadian dollars for $1.00 U.S. dollar on December 31, 2013.

As of December 31, 2014, the Company’s two remaining hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

12.	Fair Value Measurements:

The Company had 55 and five investment properties that were classified as assets held for sale and carried at fair value as of December 31, 2014 and 2013, respectively. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, comparable sales transactions and other information from brokers and potential buyers, as applicable.

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

DECEMBER 31, 2014

12.	Fair Value Measurements (continued):

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of December 31, 2014 and 2013, as follows (in thousands):

	Fair Value
	Measurement as
	of December 31,
	2014	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$699,816	$—	$—	$699,816

Liabilities:
Derivative instruments	$1,002	$—	$1,002	$—

	Fair Value
	Measurement as
	of December 31,
	2013	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$90,794	$—	$—	$90,794

Liabilities:
Derivative instruments	$3,694	$—	$3,694	$—

13.	Income Taxes:

As of December 31, 2014 and 2013, the Company recorded net current and long-term deferred tax assets related to depreciation differences, deferred income, and net operating losses at its TRS subsidiaries and properties under foreclosure elections as a result of certain tenant defaults and lease terminations. Because there are no historical earnings and no certainty that such deferred tax assets will be available to offset future tax liabilities, the Company has established a full valuation allowance as of December 31, 2014 and 2013. The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Net operating losses	$107,494	$101,277
Book/tax differences in deferred income	4,175	2,834
Book/tax differences in acquired assets	(53,428)	(53,412)

Total deferred tax asset	58,241	50,699
Valuation allowance	(58,241)	(50,699)

	$—	$—

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

13.	Income Taxes (continued):

The Company’s TRS subsidiaries had net operating loss carry-forwards for federal and state purposes of approximately $265.7 million and $253.9 million as of December 31, 2014 and 2013, respectively, to offset future taxable income. The estimated net operating loss carry-forwards will expire as follows (in thousands):

Net
Expiration	Operating
Year	Loss
2025	$1,600
2026	$5,600
2027	$26,700
2028	$44,900
2029	$48,000
2030	$39,700
2031	$32,100
2032	$34,600
2033	$20,700
2034	$11,800

The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. In addition, the Company has determined that no significant differences exist between the total income tax expense or benefit and the amount computed by applying the statutory federal income rate to its TRS income before taxes without record to the impact of the valuation allowance.

14.	Related Party Arrangements:

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

For the years ended December 31, 2014, 2013 and 2012, the Advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Acquisition fees:
Acquisition fees from offering proceeds (1)	$319	$1,286	$1,785
Acquisition fees from debt proceeds (2)	1,521	3,273	5,235

Total	1,840	4,559	7,020

Asset management fees (3)	29,863	34,683	35,725

Reimbursable expenses: (4)
Acquisition costs (5)	248	299	409
Operating expenses (6)	6,680	7,092	8,002

Total	6,928	7,391	8,411

Total fees earned and reimbursable expenses	$38,631	$46,633	$51,156

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

14.	Related Party Arrangements (continued):

FOOTNOTES:

(1)	Prior to April 1, 2014, acquisition fees were paid for services in connection with the selection, purchase, development or construction of real property. The fees were generally equal to 3.0% of gross offering proceeds from the sale of the Company’s common stock including proceeds from shares sold under its distribution reinvestment plan (“DRP”). Effective April 1, 2014, the Advisor eliminated this fee. These amounts are recorded as acquisition fees and costs in the accompanying consolidated statements of operations.
(2)	Prior to April 1, 2014, acquisition fees from debt proceeds were paid for services in connection with the incurrence of indebtedness, including the Company’s pro-rata share of joint venture indebtedness. The fees were generally equal to 3.0% of loan proceeds. Effective April 1, 2014, the Advisor eliminated this fee. These amounts are recorded as loan costs and are included as part of other assets in the accompanying consolidated balance sheets.
(3)	Amounts recorded as asset management fees to Advisor, include fees of $11.2 million, $11.6 million and $10.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to properties that are classified as assets held for sale that are included as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. Effective April 1, 2014, the asset management fees to Advisor were reduced as described above.
(4)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense years ended December 31, 2014, 2013 and 2012, operating expenses did not exceed the Expense Cap. Amounts representing acquisition costs are recorded as part of acquisition fees and costs in the accompanying consolidated statements of operations. Amounts representing operating expenses are recorded as part of general and administrative expenses in the accompanying consolidated statements of operations.
(5)	Includes approximately $0.04 million, $0.1 million, and $0.1 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the years ended December 31, 2014, 2013 and 2012, respectively. The reimbursable expenses include components of salaries, benefits and other overhead charges.
(6)	Includes approximately $0.4 million, $0.6 million and $0.5 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the years ended December 31, 2014, 2013 and 2012, respectively. The reimbursable expenses include components of salaries, benefits and other overhead charges.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	As of December 31,
	2014	2013
Due to the Advisor and its affiliates:
Operating expenses	$476	$671
Acquisition fees and expenses	13	354

Total	$489	$1,025

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman serve as directors. The Company had deposits at that bank of approximately $15.2 million and $8.6 million as of December 31, 2014 and 2013, respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

15.	Stockholders’ Equity:

Distribution Reinvestment Plan —In 2011 the Company completed its final offering and filed a registration statement on Form S-3 under the Security Exchange Act of 1933, as amended, to register the sale shares of common stock under its DRP. In May 2014, the Company filed a registration statement on Form S-3 with the SEC for the purpose of registering additional shares of its common stock to be offered for sale pursuant to the DRP. On September 4, 2014, the Company’s Board of Directors approved the suspension of its DRP, effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares in the Company. For the years ended December 31, 2014, 2013 and 2012, the Company received aggregate proceeds of approximately $27.2 million, $54.9 million and $69.0 million, respectively, (representing 4.0 million, 7.9 million and 8.3 million shares, respectively,) through its DRP.

Distributions- In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90.0% of its REIT taxable income. The Company intends to make regular distributions, and the Board of Directors currently intends to declare and pay distributions on a quarterly basis. For the years ended December 31, 2014, 2013 and 2012, the Company declared and paid distributions of approximately $137.9 million ($0.4252 per share), $135.5 million ($0.4252 per share) and $163.7 million ($0.5252 per share), respectively.

For the years ended December 31, 2014 and 2012, none of the distributions paid to stockholders were considered ordinary income and approximately 100% were considered a return of capital to stockholders for federal income tax purposes. For the year ended December 31, 2013, approximately 29.3% of the distributions paid to stockholders were considered capital gain as a result of the gain on the sale of the Company’s three unconsolidated senior housing joint ventures and approximately 70.7% were considered a return of capital to stockholders for federal income tax purposes. No amounts distributed to stockholders for the years ended December 31, 2014, 2013 and 2012 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

Redemption of Shares — The aggregate amount of funds under the redemption plan was determined on a quarterly basis in the sole discretion of the Company’s Board of Directors. Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” — “Redemption of Shares” for additional information on how amounts were determined as available for redemption under our redemption plan.

In September 2014, the Company’s Board approved the suspension of the Company’s redemption plan effective as of September 26, 2014. Pursuant to the redemption plan, all redemption requests received in good order by September 26, 2014, were processed and those deemed priority requests and all approved qualified hardship requests were redeemed as of September 30, 2014, subject to the limitations of the redemption plan. All other redemption requests received by September 26, 2014, were placed in the redemption queue. However, the Company will not accept or otherwise process any additional redemption requests after September 26, 2014 unless the redemption plan is reinstated by the Board, which is not expected at this time.

The following details the Company’s redemptions for the years ended December 31, 2014 and 2013 (in thousands except per share data).

	First	Second	Third	Fourth	Full Year
2014 Quarters
Requests in queue	10,547	10,798	10,809	11,572	10,547
Redemptions requested	778	864	1,355	—	2,997
Shares redeemed:
Prior period requests	(135)	(80)	(60)	—	(275)
Current period requests	(300)	(369)	(439)	—	(1,108)
Adjustments (1)	(92)	(404)	(93)	—	(589)

Pending redemption requests (2)	10,798	10,809	11,572	11,572	11,572

Average price paid per share	$6.85	$6.85	$6.81	$—	$6.84

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

15.	Stockholders’ Equity (continued):

	First	Second	Third	Fourth	Full Year
2013 Quarters
Requests in queue	9,726	9,962	10,109	10,312	9,726
Redemptions requested	716	825	685	696	2,922
Shares redeemed:
Prior period requests	(213)	(70)	(77)	(190)	(550)
Current period requests	(192)	(351)	(329)	(223)	(1,095)
Adjustments (1)	(75)	(257)	(76)	(48)	(456)

Pending redemption requests (2)	9,962	10,109	10,312	10,547	10,547

Average price paid per share	$7.31	$7.30	$7.29	$7.26	$7.29

FOOTNOTES:

(1)	This amount represents redemption request cancellations and other adjustments.
(2)	Requests that are not fulfilled in whole during a particular quarter were redeemed on a pro rata basis to the extent funds are made available pursuant to the redemption plan. The redemption plan was suspended in September 2014.

16.	Concentrations of Risk:

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

The following is a schedule of future obligations under ground leases and land permits (in thousands):

2015	$12,570
2016	12,570
2017	12,570
2018	12,570
2019	12,570
Thereafter	168,948

Total	$231,798

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

18.	Selected Quarterly Financial Data (Unaudited):

	First	Second	Third	Fourth	Full Year
2014 Quarters
Total revenues	$72,380	$94,657	$144,551	$61,707	$373,295
Operating income (loss)	(2,185)	726	43,389	(52,308)	(10,378)
Equity in earnings (loss) of unconsolidated entities	4,299	(526)	3,176	804	7,753
Income (loss) from continuing operations	(11,882)	(15,071)	30,086	(63,571)	(60,438)
Discontinued operations (1)	(8,471)	6,566	537	(30,338)	(31,706)
Net income (loss)	(20,353)	(8,505)	30,623	(93,909)	(92,144)
Weighted average number of shares outstanding (basic and diluted)	322,639	324,197	325,707	325,214	324,451
Earnings (loss) per share of common stock (basic and diluted)	$(0.06)	$(0.03)	$0.09	$(0.29)	$(0.28)

	First	Second	Third (2)	Fourth	Full Year
2013 Quarters
Total revenues	$70,004	$93,375	$137,766	$61,345	$362,490
Operating income (loss)	(4,999)	(43,004)	36,200	(14,157)	(25,960)
Equity in earnings (loss) of unconsolidated entities	(1,123)	6,159	4,147	2,518	11,701
Income (loss) from continuing operations	(20,406)	(50,864)	84,846	(24,998)	(11,422)
Discontinued operations (1)	(2,893)	(4,340)	(6,553)	(227,331)	(241,117)
Net income (loss)	(23,299)	(55,204)	78,293	(252,329)	(252,539)
Weighted average number of shares outstanding (basic and diluted)	316,382	317,959	319,507	321,063	318,742
Earnings (loss) per share of common stock (basic and diluted)	$(0.07)	$(0.17)	$0.24	$(0.79)	$(0.79)

FOOTNOTES:

(1)	The Company classified certain properties as assets held for sale and reclassified the results related to those properties to discontinued operations for all periods presented.
(2)	Includes impact from out of period adjustments as described in “Footnote 2 – Significant Accounting Policies”.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

19.	Supplemental Consolidating Financial Statements:

The Company had issued senior obligations which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional. The following summarizes the Company’s consolidated balance sheet as of December 31, 2014 and 2013, statement of operations, statement of comprehensive income (loss) and statement of cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

CONSOLIDATING BALANCE SHEET

As of December 31, 2014

		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Real estate investment properties, net	$—	$459,981	$676,470	$—	$1,136,451
Assets held for sale, net	—	61,897	637,919	—	699,816
Cash	85,117	24,412	27,456	—	136,985
Investments in unconsolidated entities	—	127,102	—	—	127,102
Investments in subsidiaries	1,388,842	1,132,409	1,306,559	(3,827,810)	—
Deferred rent and lease incentives	—	28,595	19,054	—	47,649
Restricted cash	127	24,553	14,417	—	39,097
Other assets	6,978	14,572	15,089	—	36,639
Accounts and other receivables, net	—	8,457	14,629	—	23,086
Mortgages and other notes receivable, net	—	47,367	15,942	(43,948)	19,361
Intangibles, net	—	3,976	14,050	—	18,026

Total Assets	$1,481,064	$1,933,321	$2,741,585	$(3,871,758)	$2,284,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$—	$193,897	$399,604	$(42,997)	$550,504
Senior notes, net of discount	316,846	—	—	—	316,846
Line of credit	—	152,500	—	—	152,500
Other liabilities	—	14,919	45,559	—	60,478
Accounts payable and accrued expenses	6,339	16,359	24,257	(950)	46,005
Due to affiliates	489	—	—	—	489

Total Liabilities	323,674	377,675	469,420	(43,947)	1,126,822

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,252	—	—	—	3,252
Capital in excess of par value	2,863,839	6,448,172	9,130,959	(15,579,131)	2,863,839
Accumulated earnings (deficit)	(494,129)	60,047	(16,789)	(43,258)	(494,129)
Accumulated distributions	(1,211,302)	(4,952,573)	(6,837,735)	11,790,308	(1,211,302)
Accumulated other comprehensive loss	(4,270)	—	(4,270)	4,270	(4,270)

	1,157,390	1,555,646	2,272,165	(3,827,811)	1,157,390

Total Liabilities and Stockholders’ Equity	$1,481,064	$1,933,321	$2,741,585	$(3,871,758)	$2,284,212

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING BALANCE SHEET

As of December 31, 2013

		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
ASSETS
Real estate investment properties, net	$—	$846,914	$1,222,059	$—	$2,068,973
Investments in unconsolidated entities	—	132,324	—	—	132,324
Investments in subsidiaries	1,726,328	1,150,443	1,865,714	(4,742,485)	—
Mortgages and other notes receivable, net	—	45,947	114,469	(42,453)	117,963
Assets held for sale, net	—	6,106	84,688	—	90,794
Cash	37,668	15,671	18,235	—	71,574
Deferred rent and lease incentives	—	29,839	27,539	—	57,378
Other assets	11,355	15,829	25,126	—	52,310
Restricted cash	33	26,595	24,707	—	51,335
Intangibles, net	—	18,094	18,828	—	36,922
Accounts and other receivables, net	—	12,241	8,839	—	21,080

Total Assets	$1,775,384	$2,300,003	$3,410,204	$(4,784,938)	$2,700,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable	$—	$246,295	$555,433	$(41,536)	$760,192
Senior notes, net of discount	394,419	—	—	—	394,419
Other liabilities	—	33,447	43,369	—	76,816
Line of credit	—	50,000	—	—	50,000
Accounts payable and accrued expenses	11,584	13,526	25,630	(917)	49,823
Due to affiliates	1,003	8	14	—	1,025

Total Liabilities	407,006	343,276	624,446	(42,453)	1,332,275

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,226	—	—	—	3,226
Capital in excess of par value	2,846,265	6,027,607	8,700,131	(14,727,738)	2,846,265
Accumulated earnings (deficit)	(401,985)	58,777	9,853	(68,630)	(401,985)
Accumulated distributions	(1,073,422)	(4,129,657)	(5,918,520)	10,048,177	(1,073,422)
Accumulated other comprehensive loss	(5,706)	—	(5,706)	5,706	(5,706)

	1,368,378	1,956,727	2,785,758	(4,742,485)	1,368,378

Total Liabilities and Stockholders’ Equity	$1,775,384	$2,300,003	$3,410,204	$(4,784,938)	$2,700,653

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2014

		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$57,021	$71,002	$—	$128,023
Property operating revenues	—	70,670	166,190	—	236,860
Interest income on mortgages and other notes receivable	—	4,833	8,073	(4,494)	8,412

Total revenues	—	132,524	245,265	(4,494)	373,295

Expenses:
Property operating expenses	—	53,050	137,115	—	190,165
Asset management fees to advisor	18,651	—	—	—	18,651
General and administrative	15,217	428	1,491	—	17,136
Ground lease and permit fees	—	6,530	3,632	—	10,162
Acquisition fees and costs	660	—	4	—	664
Other operating expenses	713	1,855	2,760	—	5,328
Bad debt expense	—	34	257	—	291
Impairment provision	—	5,005	25,423	—	30,428
(Gain) loss on lease terminations	—	—	8,914	—	8,914
Loan loss provision	—	—	3,270	—	3,270
Depreciation and amortization	—	35,916	62,748	—	98,664

Total expenses	35,241	102,818	245,614	—	383,673

Operating income (loss)	(35,241)	29,706	(349)	(4,494)	(10,378)

Other income (expense):
Interest and other income	20	(101)	919	—	838
Interest expense and loan cost amortization (includes $460 loss on termination of cash flow hedge relating to a non-guarantor subsidiary)	(30,380)	(17,812)	(13,562)	4,494	(57,260)
Loss on extinguishment of debt	(4,685)		3,294		(1,391)
Equity in earnings of unconsolidated entities	—	7,753	—	—	7,753
Equity in earnings, intercompany	(21,858)	(6,609)	3,095	25,372	—

Total other income (expense)	(56,903)	(16,769)	(6,254)	29,866	(50,060)

Income (loss) from continuing operations	(92,144)	12,937	(6,603)	25,372	(60,438)
Income (loss) from discontinued operations (includes $3,027 amortization of loss on termination of cash flow hedges relating to a non-guarantor subsidiary)	—	(11,668)	(20,038)	—	(31,706)

Net income (loss)	$(92,144)	$1,269	$(26,641)	$25,372	$(92,144)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2013

		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$54,737	$60,677	$—	$115,414
Property operating revenues	—	65,074	168,882	—	233,956
Interest income on mortgages and other notes receivable	—	4,497	12,826	(4,203)	13,120

Total revenues	—	124,308	242,385	(4,203)	362,490

Expenses:
Property operating expenses	—	51,856	135,725	—	187,581
Asset management fees to advisor	23,060	—	—	—	23,060
General and administrative	15,359	647	1,227	—	17,233
Ground lease and permit fees	—	6,453	3,385	—	9,838
Acquisition fees and costs	3,141	—	(674)	—	2,467
Other operating expenses	947	279	3,245	—	4,471
Bad debt expense	—	29	25	—	54
Impairment provision	—	50,033	—	—	50,033
(Gain) loss on lease terminations	—	(4,517)	667	—	(3,850)
Loan loss provision	—	—	3,104	—	3,104
Depreciation and amortization	—	35,389	59,070	—	94,459

Total expenses	42,507	140,169	205,774	—	388,450

Operating income (loss)	(42,507)	(15,861)	36,611	(4,203)	(25,960)

Other income (expense):
Interest and other income	211	398	(50)	—	559
Interest expense and loan cost amortization	(31,727)	(14,235)	(14,010)	4,203	(55,769)
Bargain purchase gain	—	—	2,653	—	2,653
Gain from sale of unconsolidated entities	—	55,394	—	—	55,394
Equity in earnings of unconsolidated entities	—	11,701	—	—	11,701
Equity in earnings, intercompany	(178,516)	(93,522)	(311,252)	583,290	—

Total other income (expense)	(210,032)	(40,264)	(322,659)	587,493	14,538

Income (loss) from continuing operations	(252,539)	(56,125)	(286,048)	583,290	(11,422)
Income (loss) from discontinued operations (includes $1,655 amortization of loss on termination of cash flow hedges relating to a non-guarantor subsidiary)	—	(198,133)	(42,984)	—	(241,117)

Net income (loss)	$(252,539)	$(254,258)	$(329,032)	$583,290	$(252,539)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2012

		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Revenues:
Rental income from operating leases	$—	$52,517	$55,945	$—	$108,462
Property operating revenues	—	62,712	165,356	—	228,068
Interest income on mortgages and other notes receivable	—	10,031	12,699	(9,733)	12,997

Total revenues	—	125,260	234,000	(9,733)	349,527

Expenses:
Property operating expenses	—	52,453	133,085	—	185,538
Asset management fees to advisor	25,009	—	—	—	25,009
General and administrative	15,672	(376)	2,382	—	17,678
Ground lease and permit fees	—	5,792	3,146	—	8,938
Acquisition fees and costs	4,450	—	(1,226)	—	3,224
Other operating expenses	424	3,431	2,641	—	6,496
Bad debt expense	—	80	148	—	228
Impairment provision	—	10	—	—	10
Loss on lease termination	—	1,634	(74)	—	1,560
Loan loss provision	—	—	1,699	—	1,699
Depreciation and amortization	—	33,593	53,886	—	87,479

Total expenses	45,555	96,617	195,687	—	337,859

Operating income (loss)	(45,555)	28,643	38,313	(9,733)	11,668

Other income (expense):
Interest and other income (expense)	104	768	(22)	—	850
Interest expense and loan cost amortization	(31,607)	(13,744)	(19,476)	9,733	(55,094)
Loss on extinguishment of debt	—	—	(4)	—	(4)
Equity in earnings of unconsolidated entities	—	5,521	—	—	5,521
Equity in earnings, intercompany	985	22,372	24,694	(48,051)	—

Total other income (expense)	(30,518)	14,917	5,192	(38,318)	(48,727)

Income (loss) from continuing operations	(76,073)	43,560	43,505	(48,051)	(37,059)
Loss from discontinued operations (includes $1,655 amortization of loss on termination of cash flow hedges relating to a non-guarantor subsidiary)	—	(23,166)	(15,848)	—	(39,014)

Net income (loss)	$(76,073)	$20,394	$27,657	$(48,051)	$(76,073)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

19.	Supplemental Consolidating Financial Statements (continued):

Consolidating Statement of Comprehensive Income (Loss):

	For the Year Ended December 31, 2014
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(92,144)	$1,269	$(26,641)	$25,372	$(92,144)

Other comprehensive income (loss):
Foreign currency translation adjustments	(2,933)	—	(2,933)	2,933	(2,933)
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	3,486	—	3,486	(3,486)	3,486
Unrealized loss arising during the period	883	—	883	(883)	883

Total other comprehensive income	1,436	—	1,436	(1,436)	1,436

Comprehensive income (loss)	$(90,708)	$1,269	$(25,205)	$23,936	$(90,708)

	For the Year Ended December 31, 2013
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(252,539)	$(254,258)	$(329,032)	$583,290	$(252,539)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,563)	—	(1,563)	1,563	(1,563)
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	1,655	—	1,655	(1,655)	1,655
Unrealized loss arising during the period	1,863	—	1,863	(1,863)	1,863

Total other comprehensive income	1,955	—	1,955	(1,955)	1,955

Comprehensive income (loss)	$(250,584)	$(254,258)	$(327,077)	$581,335	$(250,584)

	For the Year Ended December 31, 2012
		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$(76,073)	$20,394	$27,657	$(48,051)	$(76,073)

Other comprehensive income (loss):
Foreign currency translation adjustments	531	—	531	(531)	531
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	1,655	—	1,655	(1,655)	1,655
Unrealized loss arising during the period	(395)	—	(395)	395	(395)

Total other comprehensive income	1,791	—	1,791	(1,791)	1,791

Comprehensive income (loss)	$(74,282)	$20,394	$29,448	$(49,842)	$(74,282)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2014

		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(71,856)	$79,586	$119,204	$—	$126,934

Investing activities:
Acquisition of properties	—	—	(128,390)	—	(128,390)
Capital expenditures	—	(36,538)	(42,577)	—	(79,115)
Proceeds from insurance	—	7,462	2,725	—	10,187
Proceeds from short-term investment	—	—	1,169	—	1,169
Principal payments received on mortgage loans receivable	—	—	83,468	—	83,468
Proceeds from sale of properties	—	305,138	79,155	—	384,293
Changes in restricted cash	(94)	(3,538)	5,026	—	1,394
Other	614	143	223	—	980
Intercompany financing	317,365	—	—	(317,365)	—

Net cash provided by (used in) investing activities	317,885	272,667	799	(317,365)	273,986

Financing activities:
Redemptions of common stock	(9,609)	—	—	—	(9,609)
Distributions to stockholders, net of reinvestments	(110,671)	—	—	—	(110,671)
Proceeeds from line of credit	—	232,500	—	—	232,500
Payment of entrance fee	—	—	(1,845)	—	(1,845)
Proceeds from mortgage loans and other notes payable	—	40,000	17,790	—	57,790
Principal payments on line of credit	—	(130,000)	—	—	(130,000)
Principal payments on mortgage loans and senior notes	(78,300)	(91,563)	(195,361)	—	(365,224)
Principal payments on capital leases	—	(3,102)	(1,761)	—	(4,863)
Payment of loan costs	—	(2,084)	(1,452)	—	(3,536)
Intercompany financing	—	(389,263)	71,898	317,365	—

Net cash provided by (used in) financing activities	(198,580)	(343,512)	(110,731)	317,365	(335,458)

Effect of exchange rate fluctuation on cash	—	—	(51)	—	(51)

Net increase in cash	47,449	8,741	9,221		65,411
Cash at beginning of period	37,668	15,671	18,235	—	71,574

Cash at end of period	$85,117	$24,412	$27,456	$—	$136,985

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2013

		Guarantor	Non-Guarantor	Consolidating
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(78,930)	$108,523	$105,887	$—	$135,480

Investing activities:
Acquisition of properties	—	—	(244,859)	—	(244,859)
Capital expenditures	—	(27,462)	(42,694)	—	(70,156)
Proceeds from sale unconsolidated entities	—	195,446	—	—	195,446
Proceeds from release of collateral on loan payable	—	—	11,167	—	11,167
Issuance of mortgage loans receivable	—	—	(83)	—	(83)
Principal payments received on mortgage loans receivable	—	(83)	4,365	—	4,282
Proceeds from sale of properties	—	12,726	(325)	—	12,401
Changes in restricted cash	13	(6,196)	(4,174)	—	(10,357)
Other	—	23	(794)	—	(771)
Intercompany financing	169,835	—	—	(169,835)	—

Net cash provided by (used in) investing activities	169,848	174,454	(277,397)	(169,835)	(102,930)

Financing activities:
Redemptions of common stock	(11,955)	—	—	—	(11,955)
Distributions to stockholders, net of reinvestments	(80,514)	—	—	—	(80,514)
Borrowings under line of credit	—	100,000	—	—	100,000
Proceeds from mortgage loans and other notes payable	—	—	131,298	—	131,298
Principal payments on line of credit	—	(145,000)	—	—	(145,000)
Principal payments on mortgage loans	—	(8,263)	(10,537)	—	(18,800)
Principal payments on capital leases	—	(2,372)	(1,780)	—	(4,152)
Payment of loan costs	—	(307)	(4,710)	—	(5,017)
Intercompany financing	—	(225,489)	55,654	169,835	—

Net cash provided by (used in) financing activities	(92,469)	(281,431)	169,925	169,835	(34,140)

Effect of exchange rate fluctuation on cash	—	—	(60)	—	(60)

Net increase (decrease) in cash	(1,551)	1,546	(1,645)	—	(1,650)
Cash at beginning of period	39,219	14,125	19,880	—	73,224

Cash at end of period	$37,668	$15,671	$18,235	$—	$71,574

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

19.	Supplemental Consolidating Financial Statements (continued):

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2012

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (as revised see Note 2)	Consolidating Adjustments	Consolidated
Operating activities:
Net cash provided by (used in) operating activities	$(84,363)	$90,996	$81,260	$—	$87,893

Investing activities:
Acquisition of properties	—	—	(190,150)	—	(190,150)
Capital expenditures	—	(25,427)	(44,248)	—	(69,675)
Investments in and contributions to unconsolidated entities	—	(3,776)	—	—	(3,776)
Distributions from unconsolidated entities	—	3,445	—	—	3,445
Payment of collateral on loan payable			(11,167)	—	(11,167)
Issuance of mortgage loans receivable	—	—	(869)	—	(869)
Principal payments received on mortgage loans receivable	—	—	4,790	—	4,790
Proceeds from sale of properties	—	1,500	—	—	1,500
Other	—	63	7	—	70
Changes in restricted cash	46	(2,892)	(2,786)	—	(5,632)
Intercompany financing	93,222	—	—	(93,222)	—

Net cash provided by (used in) investing activities	93,268	(27,087)	(244,423)	(93,222)	(271,464)

Financing activities:
Redemptions of common stock	(9,590)	—	—	—	(9,590)
Distributions to stockholders, net of distribution reinvestments	(94,677)	—	—	—	(94,677)
Proceeeds under line of credit	—	170,000	—	—	170,000
Proceeds from mortgage loans and other notes payable	—	45,000	107,300	—	152,300
Principal payments on line of credit	—	(75,000)	—	—	(75,000)
Principal payments on mortgage loans	—	(7,830)	(26,836)	—	(34,666)
Principal payments on capital leases	—	(1,483)	(2,624)	—	(4,107)
Payment of loan costs	(27)	(4,341)	(5,937)	—	(10,305)
Intercompany financing	—	(187,398)	94,176	93,222	—

Net cash provided by (used in) financing activities	(104,294)	(61,052)	166,079	93,222	93,955

Effect of exchange rate fluctuation on cash	—	—	1	—	1

Net increase (decrease) in cash	(95,389)	2,857	2,917	—	(89,615)
Cash at beginning of period	134,608	11,268	16,963	—	162,839

Cash at end of period	$39,219	$14,125	$19,880	$—	$73,224

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

20.	Subsequent Events:

In February 2015, in connection with the continued strategic alternatives, the Company entered into an agreement to sell one attractions property for $140 million, which exceeds the carrying value. In addition, in March 2015, the Company entered into an agreement to sell its 81.98% interest in DMC Partnership , to its co-venture partner for $140 million. The expected net sales proceeds exceed the Company’s investment in the unconsolidated joint venture. In February 2015, the Company entered into a letter of intent to sell the unimproved land property for $5.5 million.

On March 9, 2015, the Company’s Board of Directors reduced the quarterly distributions to $0.05 per share to stockholders of record at the close of business on March 9, 2015.

On March 6, 2015, the Company’s Board of Directors unanimously approved $5.20 as the 2014 NAV. Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013)”.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of March 13, 2015 were as follows:

Name	Age	Position
James M. Seneff, Jr.	68	Director and Chairman of the Board
Thomas K. Sittema	56	Director and Vice Chairman of the Board
Adam J. Ford	42	Independent Director and Audit Committee Financial Expert
Bruce Douglas	82	Independent Director
Robert J. Woody	71	Independent Director
Stephen H. Mauldin	46	President and Chief Executive Officer (Principal Executive Officer)
Joseph T. Johnson	40	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Ixchell C. Duarte	48	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Holly J. Greer	43	General Counsel, Senior Vice President and Secretary

James M. Seneff, Jr. Chairman of the Board and Director. Mr. Seneff has served as chairman of the Board and a director since the Company’s inception in 2003. He has served as a director of the Company’s current Advisor, CNL Lifestyle Advisor Corporation (December 2010 to present), and as a director of the managing member of the Company’s former advisor, CNL Lifestyle Company, LLC (2003 to December 2010). Mr. Seneff has also served as the chairman of the board of CNL Healthcare Properties, Inc., a public, non-traded REIT, since May 2011 and a director since its inception in June 2010, and as the chairman of its advisor, CNL Healthcare Corp., since its inception in June 2010. He has also served as chairman of the board and a director of CNL Growth Properties, Inc., a public, non-traded REIT, since August 2009 and December 2008, respectively, and has served as a manager of its advisor, CNL Global Growth Advisors, LLC, since its inception in December 2008; chairman of the board and a director of Global Income Trust, Inc., a public, non-traded REIT, since April 2009 and March 2009, respectively, and a manager of its advisor, CNL Global Income Advisors, LLC, since its inception in December 2008. Mr. Seneff is the sole member of CNL Holdings, LLC (“CNL Holdings”) and has served as the chairman, chief executive officer and/or president of several of CNL Holdings’ subsidiaries, including executive chairman (January 2011 to present), chairman (1988 to January 2011), chief executive officer (1995 to January 2011) and president (1980 to 1995) of CNL Financial Group, Inc., a diversified real estate company and the Company’s sponsor (“CNL” or the “Sponsor”), and chief executive officer and president (2008 to present) of CNL Financial Group, LLC. Mr. Seneff serves or has served on the board of directors of the following CNL Holdings’ affiliates: CNL Hotels & Resorts, Inc., a public, non-traded REIT (1996 to April 2007), and its advisor, CNL Hospitality Corp. (1997 to June 2006 (became self-advised)); CNL Retirement Properties, Inc., a public, non-traded REIT, and its advisor, CNL Retirement Corp. (1997 to October 2006); CNL Restaurant Properties, Inc., a public, non-traded REIT, and its advisor (1994 to 2005 (became self-advised)); Trustreet Properties, Inc. (“Trustreet”), a publicly traded REIT (2005 to February 2007); National Retail Properties, Inc., a publicly traded REIT (1994 to 2005); CNL Securities Corp., a FINRA-registered broker-dealer (1979 to present); and CNL Capital Markets Corp. (1990 to present). Mr. Seneff is also the chairman and a principal stockholder of CNLBancshares, Inc. (1999 to present), which owns CNLBank. Mr. Seneff received his B.A. in business administration from Florida State University.

As a result of these professional and other experiences, Mr. Seneff possesses particular knowledge of real estate acquisitions, ownership and dispositions in a variety of public and private real estate investment vehicles, which strengthens the Board’s collective knowledge, capabilities and experience. Mr. Seneff is principally responsible for overseeing the formulation of the Company’s strategic objectives.

Thomas K. Sittema. Vice Chairman of the Board and Director. Mr. Sittema has served as vice chairman of the Board and a director since April 2012. Mr. Sittema served as the Company’s chief executive officer from September 2011 to April 2012 and has served as chief executive officer of the Advisor since September 2011. Mr. Sittema also serves as vice chairman of the board and a director of CNL Healthcare Properties, Inc., a public, non-traded REIT (April 2012 to present). He served as chief executive officer of CNL Healthcare Properties, Inc. from September 2011 to April 2012 and has served as chief executive officer of its advisor since September 2011. Mr. Sittema has served as chief executive officer of CNL, the Company’s Sponsor, (January 2011 to present) and as president (August 2013 to present) and previously served as vice president (February 2010 to January 2011). He has also served as chief executive officer and president of CNL Financial Group, LLC since August 2013 and has served as chief executive officer and a director of CNL Real Estate Group, Inc. (October 2009 to present) and president (August 2013 to present). Mr. Sittema also serves as chairman and a director of Corporate Capital Trust, Inc., a non-diversified, closed-end management investment company that has elected to be regulated as a business development company since October 2010. Mr. Sittema has also served as Corporate Capital Trust, Inc.’s chief executive officer since September 1, 2014. Mr. Sittema has served as chief executive officer and president of CNL Growth Properties, Inc. and Global Income Trust, Inc., public, non-traded REITs, and their advisors since September 1, 2014. Mr. Sittema holds various other offices with other CNL affiliates. Mr. Sittema has served in various roles with Bank of America Corporation and predecessors, including NationsBank, NCNB and affiliate successors (1982 to October 2009). Most recently, while at Bank of America Corporation Merrill Lynch, he served as managing director of real estate, gaming, and lodging investment banking. Mr. Sittema joined the real estate investment banking division of Banc of America Securities at its formation in 1994 and initially assisted in the establishment and build-out of the company’s securitization/permanent loan programs. He also assumed a corporate finance role with the responsibility for mergers and acquisitions, or M&A, advisory and equity and debt capital raising for his client base. Throughout his career, Mr. Sittema has led numerous M&A transactions, equity offerings and debt transactions including high grade and high-yield offerings, commercial paper and commercial mortgage-backed security conduit originations and loan syndications. Mr. Sittema is a member, since February 2013, of the board of directors of Crescent Holdings, LLC. Mr. Sittema has been named chair-elect for 2015 of the Investment Program Association and will become chairman of the Investment Program Association in 2016. Mr. Sittema received his B.A. in business administration from Dordt College, and an M.B.A. with a concentration in finance from Indiana University.

As a result of these professional and other experiences, Mr. Sittema possesses particular knowledge of real estate acquisitions, ownership and dispositions, which strengthens the Board’s collective knowledge, capabilities and experience.

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

As a result of these professional and other experiences, Mr. Ford possesses particular knowledge of business management and government relations, which strengthens the Board’s collective knowledge, capabilities and experience.

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

As a result of these professional and other experiences, Dr. Douglas possesses particular knowledge of real estate development and planning, which strengthens the Board’s collective knowledge, capabilities and experience.

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

As a result of these professional and other experiences, Mr. Woody possesses particular knowledge of business management and government relation, which strengthens the Board’s collective knowledge, capabilities and experience.

Stephen H. Mauldin. Chief Executive Officer and President. Mr. Mauldin has served as the Company’s chief executive officer since April 2012 and has served as the Company’s president and as president of the Company’s Advisor since September 2011. He served as chief operating officer of the Company from September 2011 to April 2012, and has served as chief operating officer of the advisor since September 2011. He also has served as president of each of CNL Healthcare Properties, Inc., a public, non-traded REIT, and its advisor since September 2011, chief executive officer of CNL Healthcare Properties, Inc. (since April 2012) and chief operating officer of each of CNL Healthcare Properties, Inc. (September 2011 to April 2012) and its advisor (September 2011 to present). Prior to joining the Company, Mr. Mauldin most recently served as a consultant to Crosland, LLC, a privately held real estate development and asset management company headquartered in Charlotte, North Carolina, from March 2011 through August 2011. He previously served as their chief executive officer, president and a member of their board of directors from July 2010 until March 2011. Mr. Mauldin originally joined Crosland, LLC in 2006 and served as its chief financial officer from July 2009 to July 2010 and as president of Crosland’s mixed-use and multi-used development division prior to his appointment as chief financial officer. Prior to joining Crosland, LLC, from 1998 to June 2006, Mr. Mauldin was a co-founder and served as a partner of Crutchfield Capital, LLC, a privately held investment and operating company with a focus on small and medium-sized companies in the southeastern United States. From 1996 to 1998, Mr. Mauldin held various positions in the capital markets group and the office of the chairman of Security Capital Group, Inc., which prior to its sale in 2002, owned controlling interests in 18 public and private real estate operating companies (eight of which were NYSE-listed) with a total market capitalization of over $26 billion. Mr. Mauldin graduated with a B.S. in finance from the University of Tampa and received an M.B.A. with majors in real estate, finance, managerial economics and accounting/information systems from the J.L. Kellogg Graduate School of Management at Northwestern University.

Joseph T. Johnson. Senior Vice President, Chief Financial Officer and Treasurer. Mr. Johnson has served as the Company’s senior vice president since February 2007 and chief financial officer since August 2011. Mr. Johnson has also served as the Company’s treasurer since April 2012. He previously served as vice president of accounting and financial reporting (January 2006 to February 2007), and chief accounting officer (February 2007 to August 2011). He served in comparable positions at CNL Lifestyle Properties, Inc.’s former advisor, CNL Lifestyle Company, LLC, and has served as senior vice president of its current Advisor, CNL Lifestyle Advisors Corporation, since March 2014 and previously served as senior vice president of finance (April 2011 to November 2013) and chief accounting officer (December 2010 to November 2013). Mr. Johnson has also served as senior vice president since June 2010, chief financial officer since August 2011 and treasurer since April 2012, of CNL Healthcare Properties, Inc., a public, non-traded REIT. He previously served as its chief accounting officer (June 2010 to August 2011) and secretary (June 2010 to March 2011). Mr. Johnson has also served as senior vice president of its advisor since March 2014 and served as chief financial officer (November 2013 to March 2014), chief accounting officer (June 2010 to November 2013) and senior vice president of finance (April 2011 to November 2013). Mr. Johnson was previously employed by CNL Hospitality Corp. (2001 to 2005), the advisor to CNL Hotels & Resorts, Inc., where he served as vice president of accounting and financial reporting. Prior to that, he worked in the audit practice of KPMG LLP. Mr. Johnson is a certified public accountant. He received a B.S. in accounting and an M.S. in accounting from the University of Central Florida.

Ixchell C. Duarte. Senior Vice President and Chief Accounting Officer. Ms. Duarte has served as the Company’s senior vice president and chief accounting officer since March 2012, and was previously a vice president from February 2012 to March 2012. She also has served as senior vice president and chief accounting officer of the Company’s Advisor since November 2013. Ms. Duarte has served as senior vice president and chief accounting officer since March 2012 of CNL Healthcare Properties, Inc., a public, non-traded REIT, and was previously a vice president from February 2012 to March 2012. She also has served as senior vice president and chief accounting officer of its advisor since November 2013. Since June 2012, Ms. Duarte has served as senior vice president and chief accounting officer of CNL Growth Properties, Inc., a public non-traded REIT, and has served as senior vice president of its advisor since November 2013. She has served as senior vice president and chief accounting officer of Global Income Trust, Inc., a public non-traded REIT, since June 2012 and has served as senior vice president of its advisor since November 2013. Ms. Duarte served as controller at GE Capital, Franchise Finance, from February 2007 through January 2012 as a result of GE Capital’s acquisition of Trustreet, a publicly traded REIT. Prior to that, Ms. Duarte served as senior vice president and chief accounting officer of Trustreet and served as senior vice president and controller of its predecessor CNL companies (2002 to February 2007). Ms. Duarte also served as senior vice president, chief financial officer, secretary and treasurer of CNL Restaurant Investments, Inc. (2000 to 2002) and as a director of accounting and then vice president and controller of CNL Fund Advisors, Inc. and other CNL affiliates (1995 to 2000). Prior to that, Ms. Duarte served as an audit senior and then as audit manager in the Orlando, Florida office of Coopers & Lybrand where she serviced several CNL entities (1990 to 1995), and as audit staff in the New York office of KPMG (1988 to 1990). Ms. Duarte is a certified public accountant. She received a B.S. in accounting from the Wharton School of the University of Pennsylvania.

Holly J. Greer. General Counsel, Senior Vice President and Secretary. Ms. Greer has served as the Company’s general counsel, senior vice president and secretary since March 2011. She has also served as senior vice president of the Company’s current Advisor, CNL Lifestyle Advisor Corporation, since November 2013 and previously served as assistant general counsel and vice president (December 2010 to April 2011) and senior vice president, legal affairs (April 2011 to November 2013). Ms. Greer served as the Company’s associate general counsel (January 2010 until March 2011) and vice president (December 2009 until March 2011). Ms. Greer joined the Company in August 2006, where she initially served as acquisition counsel for the Company’s former advisor, CNL Lifestyle Company, LLC, until April 2007. From April 2007 until November 2009, Ms. Greer served as counsel to the Company and its former advisor, overseeing real estate and general corporate legal matters. She served as assistant general counsel of its former advisor (November 2009 to January 2010) and served as associate general counsel and vice president (January 2010 until April 2011). Ms. Greer has also served as general counsel, senior vice president and secretary of CNL Healthcare Properties, Inc., a public, non-traded REIT, since March 2011. She previously served as associate general counsel and vice president (June 2010 to March 2011). Ms. Greer has also served as senior vice president of its advisor since November 2013 and previously served as associate general counsel and vice president (June 2010 until April 2011) and served as senior vice president, legal affairs (April 2011 until November 2013. Ms. Greer has served as general counsel, senior vice president and secretary of CNL Growth Properties, Inc. and Global Income Trust, Inc., public, non-traded REITs, since August 2011 and as senior vice president and secretary of their advisors since August 2011. Prior to joining the Company, Ms. Greer spent seven years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Greer is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. She received a B.S. in communications and political science from Florida State University and her J.D. from the University of Florida.

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

For the year ended December 31, 2014, each of Dr. Douglas and Messrs. Ford and Woody served as Independent Directors. Although the Company’s shares are not listed on the New York Stock Exchange, the Company applies the exchange’s standards of independence to its own outside directors and for the year ended December 31, 2014, each of Dr. Douglas Messrs. Ford and Woody met the definition of “independent” under Section 303A.02 of the New York Stock Exchange listing standards.

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

Board Meetings During Fiscal Year 2014

The Board met 12 times during 2014. Each member of the Board attended 100% of the total Board meetings, with the exception of Mr. Douglas. During 2014, the Audit Committee held four meetings and each member of the Audit Committee attended 100% of the total meetings. In addition, the Valuation Committee met four times in 2014, and each member of the Valuation Committee attended all of the meetings. The Special Committee met 11 times in 2014, and each member of the Special Committee attended all of the meetings. Although the Company does not have a policy on director attendance at the 2014 annual meeting of stockholders (the “2014 Annual Meeting”), directors are encouraged to do so. All the directors of the Company attended the 2014 Annual Meeting.

Committees of the Board of Directors

The Company has a standing Audit Committee, the members of which are selected by the Board each year. During 2014, the Audit Committee was comprised of Dr. Bruce Douglas and Messrs. Adam Ford, and Robert, J. Woody, each of whom was determined to be “independent” under the listing standards of the New York Stock Exchange referenced above. The Audit Committee operates under a written charter adopted by the Board. A copy of the Audit Committee Charter is posted on the Company’s website at www.cnlifestylereit.com. The Audit Committee assists the Board by providing oversight responsibilities relating to:

•	The integrity of financial reporting;

•	The independence, qualifications and performance of the Company’s independent auditors;

•	The systems of internal controls;

•	The performance of the Company’s internal audit function;

•	Compliance with management’s audit, accounting and financial reporting policies and procedures; and

•	Company risk management.

In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors. In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work. During the year ended December 31, 2014, the Audit Committee met four times with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to filing them with the Commission. The Audit Committee has determined that Mr. Ford is an “audit committee financial expert” under the rules and regulations of the Commission for purposes of Section 407 of the Sarbanes-Oxley Act of 2002.

In August 2013 the Board initiated a process to estimate the Company’s net asset value per share and created a special committee, comprised solely of Independent Directors, charged with oversight of the Company’s valuation process (the “Valuation Committee”).

In May 2014 the Board initiated a process to oversee the exploration of strategic alternatives and created a special committee, comprised solely of Independent Directors, charged with oversight of the Company’s strategic alternative process (the “Special Committee”).

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

The Board reviewed and discussed with management the Compensation Discussion and Analysis set forth below (“CD&A”). Based on the Board’s review of the CD&A and the Board’s discussions of the CD&A with management, the Board approved including the CD&A in this Annual Report on Form 10-K for filing with the Commission.

The Board of Directors:
James M. Seneff, Jr.
Thomas K. Sittema
Adam J. Ford
Dr. Bruce Douglas
Robert J. Woody

Compensation Discussion and Analysis

The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2014. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.

If the Company determines to compensate named executive officers in the future, the Board will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.

Compensation of Independent Directors

During the year ended December 31, 2014, each Independent Director received a $45,000 annual fee for services as well as $2,000 per Board meeting attended, whether they participated by telephone or in person. Each Independent Director serving on the Audit Committee, the Valuation Committee or the Special Committee received $2,000 per meeting attended, whether they participated by telephone or in person. The Audit Committee Chair received an annual retainer of $10,000 in addition to Audit Committee meeting fees and fees for meeting with the independent accountants as a representative of the Audit Committee. The Special Committee Chair received an annual retainer of $45,000 and the remaining two Independent Directors received a $35,000 annual fee for services relating to the Special Committee in addition to Special Committee meeting fees. Independent Directors are also paid $2,000 per day for their participation in certain meetings and other Company related business outside of normally scheduled Board meetings. No additional compensation was paid for attending the 2014 Annual Meeting.

The following table sets forth the compensation earned or paid to the Company’s directors during the year ended December 31, 2014 for their service on the Board, the Audit Committee, the Valuation Committee and the Special Committee (where applicable):

Name	Fees Earned or Paid in Cash	Total
James M. Seneff, Jr.	None	None
Thomas K. Sittema	None	None
Adam J. Ford	$164,000	$164,000
Bruce Douglas	$140,000	$140,000
Robert J. Woody	$142,000	$142,000

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

The following table sets forth as of March 13, 2015 the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than 5% of its common stock, by each director and nominee, by each executive officer and by all executive officers and directors as a group, based upon information furnished by such stockholders, directors and officers. Fractional shares are rounded to the nearest whole number. Except as noted below, the address of the named officers and directors is CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares
James M. Seneff, Jr. (1)	33,936	*
Adam J. Ford	—	—
Bruce Douglas	10,206	*
Robert J. Woody	—	—
Thomas K. Sittema	—	—
Stephen H. Mauldin	6,399	*
Joseph T. Johnson	1,610	*
Ixchell C. Duarte	—	—
Holly J. Greer	789	*

All directors and executive officers as a group (9 persons)	52,940	*

*	Represents less than 1% of the outstanding shares of the Company’s common stock.
(1)	This number represents shares attributed to Mr. Seneff as a result of (i) his control of CNL Financial Group, Inc. which owns 13,936 shares of the Company and (ii) his control of the Company’s former advisor, CNL Lifestyle Company LLC, which owns 20,000 shares of the Company.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is externally advised and has no direct employees. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Company’s offering and a wholly owned subsidiary of CNL, our Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to certain fees as described in Note 14 “Related Party Arrangements” in Item 8 “Financial Statements and Supplementary Data.”

During 2014, the Company’s Total Operating Expenses incurred represented approximately 1.5% of Average Invested Assets, as each term is defined in the Company’s Charter. During 2014, the Company’s Total Operating Expenses incurred represented approximately 53.1% of Net Loss, as each term is defined in the Company’s Charter.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

PricewaterhouseCoopers serves as the Company’s principal accounting firm and audited the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013.

The following table sets forth the aggregate fees billed by PricewaterhouseCoopers for 2014 and 2013 for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table (amounts in thousands).

	Year Ended December 31
	2014	2013
Audit fees	$1,002	$888
Audit-related fees	—	—
Tax fees	893	855
All other fees	—	—

Total fees	$1,895	$1,743

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

Audit-Related Fees – Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations. There were no professional services rendered by PricewaterhouseCoopers that would be classified as audit-related fees during the years ended December 31, 2014 and 2013.

Tax Fees – Consists of services related to corporate tax compliance, including review of corporate tax returns, review of the tax treatments for certain expenses and tax due diligence relating to acquisitions.

All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2014 and 2013.

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

CNL Lifestyle Properties, Inc.

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Losses for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012

CNL Dallas Market Center, LP and Subsidiaries

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statement of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012

Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013, and 2012

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2014

Schedule IV—Mortgage Loans on Real Estate at December 31, 2014 and 2013

(b)	Exhibits

2.3	Amended and Restated Partnership Interest Purchase Agreement between CNL Lifestyle Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	Second Articles of Amendment and Restatement of Articles of Incorporation of CNL Lifestyle Properties, Inc. (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of CNL Lifestyle Properties, Inc. (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference.)

4.1	Fourth Amended and Restated Redemption Plan (Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2014, and incorporated herein by reference.)

4.2	Third Amended and Restated Distribution Reinvestment Plan (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014, and incorporated herein by reference.)

4.3	Indenture, dated as of April 5, 2011, by and among CNL Lifestyle Properties, Inc. and Wilmington Trust FSB, including the form of 7.25% Notes due 2019 (Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 6, 2011, and incorporated herein by reference.)

4.4	Form of 7.25% Senior Notes due 2019 (included in the Indenture listed as Exhibit 4.3 herein) (Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on April 6, 2011, and incorporated herein by reference.)

10.1	Amended and Restated Advisory Agreement effective April 1, 2014, between CNL Lifestyle Properties, Inc. and CNL Lifestyle Advisor Corporation (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 6, 2014, and incorporated herein by reference.)

10.2	Form of Indemnification Agreement, between CNL Lifestyle Properties, Inc. and each of James M. Seneff, Jr., Thomas K. Sittema, Bruce Douglas, Robert J. Woody, Stephen H. Mauldin, Joseph T. Johnson, Ixchell C. Duarte, Holly J. Greer and Adam J. Ford (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2012, and incorporated herein by reference.)

10.3	Amended and Restated Sub-Permit and Lease Agreement, dated as of August 10, 2009, by and between R&H US Canadian Cypress Limited in its capacity as trustee of the Cypress Jersey Trust and Cypress Bowl Recreations Limited Partnership (Previously filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.4	Amended and Restated Personal Property Lease Agreement, dated as of August 10, 2009, by and between CNL Personal Property TRS ULC and Cypress Bowl Recreations Limited Partnership (Previously filed as Exhibit 10.5 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.5	Amended and Restated Loan Agreement, dated as of March 2, 2012, by and among CLP Northstar, LLC, et al., CLP Ski II, LLC et al., CNL Lifestyle Properties, Inc. and The Prudential Insurance Company of America (Previously filed as Exhibit 10.6 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.6	Purchase and Sale Agreement, dated December 8, 2010, among US Assisted Living Facilities III, Inc., Sunrise Senior Living Investments, Inc., CNL Income Partners, LP and CC3 Acquisition, LLC (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated herein by reference.)

10.7	Amended and Restated Limited Liability Company Agreement of CNLSun Partners II, LLC dated as of August 2, 2011 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated herein by reference.)

10.8	Transfer Agreement, dated July 8, 2011, among Master Metsun Two, LP, Sunrise Senior Living Investments, Inc. and CNL Income Partners, LP and CNLSun Partners II, LLC (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated herein by reference.)

10.9	Purchase and Sale Agreement, dated December 18, 2012, by and among CLP Senior Holding, LLC and Health Care REIT, Inc. (Previously filed as Exhibit 10.18 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.10	Purchase and Sale Agreement, dated December 18, 2012, by and among CLP SL II Holding, LLC and Health Care REIT, Inc. (Previously filed as Exhibit 10.19 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.11	Purchase and Sale Agreement, dated December 18, 2012, by and among CLP SL III Holding, LLC and Health Care REIT, Inc. (Previously filed as Exhibit 10.20 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.12	Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2014, by and among CNL Lifestyle Properties, Inc. and certain of its subsidiaries, as Sellers, and Senior Housing Properties Trust, as Buyer (Filed herewith.)

12.1	Computation of Ratios of Earnings to Fixed charges (Filed herewith.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

CNL Dallas Market

Center, L.P. and Subsidiaries

Consolidated Financial Statements

December 31, 2014, 2013 and 2012

CNL Dallas Market Center, L.P. and Subsidiaries

Index

December 31, 2014, 2013 and 2012

Report of Independent Registered Certified Public Accounting Firm

To the General Partner

CNL Dallas Market Center, LP :

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in partners’ capital and of cash flows present fairly, in all material respects, the financial position of CNL Dallas Market Center, LP and Subsidiaries as of December 31, 2013 and the results of their operations, changes in partners’ capital and cash flows for the two years in the period ending December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Other Matter

The accompanying consolidated balance sheet, statements of operations, changes in partners’ capital, and cash flows for the year ended December 31, 2014 are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X, however, Rule 3-09 does not require the 2014 financial statements to be audited and therefore not covered by this report. We have not audited, reviewed, compiled or performed any other procedures with respect to the unaudited period.

/s/ PricewaterhouseCoopers LLP

Orlando, FL

March 30, 2015

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014
	(unaudited)	2013
Assets
Property and equipment, net	$221,985,805	$228,754,593
Cash and cash equivalents	4,826,322	3,650,104
In-place lease costs, net	4,813,621	5,052,437
Restricted cash	2,668,138	1,893,731
Accrued rent	1,409,081	1,480,737
Other assets	881,498	102,222
Lease incentive, net	534,574	598,404
Favorable ground leases, net	508,784	519,624

Total assets	$237,627,823	$242,051,852

Liabilities and Partners’ Capital
Mortgage loans payable	$131,500,000	$131,860,134
Distributions payable	4,676,322	3,555,104
Accounts payable and accrued expenses	2,047,573	1,992,234
Due to affiliates	70,852	3,794

Total liabilities	138,294,747	137,411,266

Partners’ capital	99,333,076	104,640,586

Total liabilities and partners’ capital	$237,627,823	$242,051,852

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

	2014
	(unaudited)	2013	2012
Revenues
Rental income from operating leases	$28,518,906	$28,062,087	$27,858,709

Total revenues	28,518,906	28,062,087	27,858,709

Cost and expenses
Depreciation	8,875,604	8,943,432	8,801,473
Acquisition costs	—	—	2,331,982
Ground rent expense	277,328	277,328	277,328
General, administrative and operating	498,549	518,745	353,456
Amortization of in-place lease costs	238,816	238,816	238,816

Total cost and expenses	9,890,297	9,978,321	12,003,055

Operating income	18,628,609	18,083,766	15,855,654
Interest and other income	3,238	2,949	28,272
Interest expense and loan cost amortization	(8,175,363)	(7,907,682)	(8,260,000)
Loss on extinguishment of debt	(37,530)	—	—

Net income	$10,418,954	$10,179,033	$7,623,926

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Changes in Partners’ Capital

Years Ended December 31, 2014, 2013 and 2012

	General
	Partner	CNL LP	Crow	Total
Balance, December 31, 2011	$1,129,294	$100,730,861	$9,856,777	$111,716,932
Additional partner contributions	23,345	1,888,414	420,223	2,331,982
Net income (loss)	94,333	9,339,012	(1,809,419)	7,623,926
Distributions	(138,389)	(11,206,715)	(2,235,065)	(13,580,169)

Balance, December 31, 2012	1,108,583	100,751,572	6,232,516	108,092,671
Net income (loss)	113,451	11,231,653	(1,166,071)	10,179,033
Distributions	(138,389)	(11,206,715)	(2,286,014)	(13,631,118)

Balance, December 31, 2013	1,083,645	100,776,510	2,780,431	104,640,586
Net income	88,180	8,729,845	1,600,929	10,418,954
Distributions	(113,451)	(11,231,653)	(4,381,360)	(15,726,464)

Balance, December 31, 2014 (unaudited)	$1,058,374	$98,274,702	$—	$99,333,076

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

	2014
	(unaudited)	2013	2012
Cash flows from operating activities
Net income	$10,418,954	$10,179,033	$7,623,926
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,875,604	8,943,432	8,801,473
Amortization of in-place lease costs	238,816	238,816	238,816
Amortization of favorable ground lease	10,840	10,840	10,842
Amortization of lease incentive	63,830	63,830	63,830
Amortization of loan costs	674,745	161,705	57,613
Accrued rent	71,656	71,656	71,654
Gain on sale of asset	—	—	(18,902)
Loss on extinguishment of debt	37,530	—	—
Changes in assets and liabilities:
Other assets	(45,956)	611	(611)
Lease incentive	—	—	—
Due to/from affiliates	67,058	(53,005)	16,513
Accounts payable and accrued expenses	17,809	304,483	243,586

Net cash provided by operating activities	20,430,886	19,921,401	17,108,740

Cash flows from investing activities
Acquisition of property and equipment, net	(2,106,816)	(1,498,144)	(3,395,779)
Proceeds from disposal of fixed assets	—	—	18,902
(Increase) decrease in restricted cash	(774,407)	(1,223,738)	417,698

Net cash used in investing activities	(2,881,223)	(2,721,882)	(2,959,179)

Cash flows from financing activities
Payment of loan costs	(1,408,065)	—	(321,540)
Principal payment on mortgage loans	(131,860,134)	(3,568,400)	(3,104,744)
Proceeds from mortgage loan	131,500,000	—	—
Capital contributions from partners	—	—	2,331,982
Distributions to partners	(14,605,246)	(13,476,594)	(13,328,022)

Net cash used in financing activities	(16,373,445)	(17,044,994)	(14,422,324)

Net increase (decrease) in cash	1,176,218	154,525	(272,763)
Cash and cash equivalents
Beginning of period	3,650,104	3,495,579	3,768,342

End of period	$4,826,322	$3,650,104	$3,495,579

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,018,295	$7,767,779	$8,252,336

Supplemental disclosure of noncash financing activities
Distributions declared but not paid to partners	$4,676,322	$3,555,104	$3,400,578

The accompanying notes are an integral part of these consolidated financial statements.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

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

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

During 2012, the Partners made pro-rata capital contributions of $2.3 million to fund acquisition costs relating to a potential acquisition that was ultimately not pursued. During 2013, the Partners did not make any pro-rata capital contributions. As of December 31, 2014, the General Partner and Limited Partners hold the following percentage interest:

Partner	Percentage Interest
General Partner	1.00%
CNL LP	80.98%
Crow	18.02%

The World Trade Center consists of 15 floors including the fashion center, showrooms and wholesalers offering gifts and home textiles. The Dallas Trade Mart has five floors encompassing gifts, house wares and lighting. Market Hall is a consumer and tradeshow exhibition hall. The IFGC has two floors and houses permanent showrooms for floral products, holiday decorative products and related accessories. The IFGC serves as the headquarters for the American Floral Industry Association and is home to two annual floral shows, the Holiday and Home Expos. Both properties are leased to an affiliate of Crow under long-term triple-net leases.

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

Years Ended December 31, 2014, 2013 and 2012

2.	Summary of Significant Accounting Policies

A summary of significant accounting principles and practices used in the preparation of the consolidated financial statements follows:

Basis of Financial Statement Presentation

The unaudited consolidated financial statements of the Partnership as of and for the year ended December 31, 2014 and the audited consolidated financial statements of the Partnership as of December 31, 2013 and for the years ended December 31, 2013 and 2012 have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of consolidated financial statements and report amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements of the Partnership include the accounts of CNL Dallas Market Center, LP and its wholly-owned subsidiaries (“Subsidiaries”). All significant inter-Partnership balances and transactions have been eliminated in consolidation.

Property and Equipment, net

Property and equipment is stated at cost and includes land, buildings and tenant improvements. Buildings and improvements and furniture, fixtures and equipment are depreciated on the straight-line method over the assets’ estimated useful lives ranging from 5 to 39 years. Tenant improvements are depreciated on the straight-line method over the shorter of the lease term or the estimated useful life.

Intangible Assets

Intangible lease assets are comprised of in place lease costs, favorable ground leases and lease incentive. In place lease costs and favorable ground leases are amortized over the remaining non-cancelable terms of the respective leases including automatic renewal terms. The remaining lives of the ground leases range from 50 to 60 years and the life of the master leases to Crow are 30 years including automatic renewal periods. Lease incentives are amortized to rental income over the term of the lease.

Loan Costs, net

Loan costs incurred in connection with securing financing have been capitalized and are being amortized using the effective interest method. As of December 31, 2014 and 2013, the accumulated amortization of loan cost was approximately $0.9 million and $0.2 million, respectively.

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

Years Ended December 31, 2014, 2013 and 2012

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

Fair Value Measurements

Fair value assumptions are based on the framework established in the fair value accounting guidance under GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels of fair value inputs:

•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.

•	Level 2 — Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability either directly or indirectly; such as, quoted prices for similar assets or liabilities or other inputs that can be corroborated by observable market data.

•	Level 3 — Unobservable inputs for the asset or liability, which are typically based on the Partnership’s own assumptions, as there is little, if any, related market activity.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

As of December 31, 2014 and 2013, the estimated fair value of cash and accounts payable and accrued expenses approximates carrying value because of the liquid nature of the assets and short maturities of the obligations. The estimated fair value of the Partnership’s long-term debt is based on rates and spreads the Partnership would expect to obtain for similar borrowings with similar terms. Because of this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Partnership’s long-term debt is categorized as Level 3 on the three-level valuation hierarchy. As of December 31, 2014 and 2013, the estimated fair value of the Partnership’s long-term debt was approximately $131.5 million and $129.6 million, respectively.

Impairment of Long-Lived Assets

The Partnership assesses impairment by comparing the carrying value of long-lived assets to future estimated undiscounted operating cash flows expected to be generated over the life of the assets and from its eventual disposition. In the event the carrying amount exceeds the estimated future undiscounted cash flows, the Partnership would recognize an impairment loss to adjust the carrying amount of the asset to the estimated fair value. For the years ended December 31, 2014, 2013 and 2012, the Partnership recorded no impairments.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” as a new Accounting Standards Codification (“ASC”) topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, lease contracts). This ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted using one of two retrospective application methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The Partnership is currently evaluating the impact, if any, the adoption of ASU 2014-09 will have on its consolidated financial position, results of operations or cash flows.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

3.	Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2014	2013
Building and improvements	$267,436,433	$265,875,782
Land and land improvements	15,632,112	15,630,694
Equipment	17,443,649	16,947,796
Leasehold improvements	4,624,023	4,575,129

	305,136,217	303,029,401
Less: Accumulated depreciation	(83,150,412)	(74,274,808)

	$221,985,805	$228,754,593

4.	Intangible Assets

In Place Lease Costs and Favorable Ground Leases

In place lease costs, net and favorable ground leases, net consist of the following:

	In Place Lease Cost
	December 31,
	2014	2013
Balance	$7,164,428	$7,164,428
Accumulated amortization	(2,350,807)	(2,111,991)

	$4,813,621	$5,052,437

	Favorable Ground Leases
	December 31,
	2014	2013
Balance	$615,828	$615,828
Accumulated amortization	(107,044)	(96,204)

	$508,784	$519,624

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

The anticipated amortization of intangible assets over each of the next five years and beyond is as follows:

		Favorable
	In Place	Ground
	Lease Costs	Leases
2015	$238,816	$10,840
2016	238,816	10,840
2017	238,816	10,840
2018	238,816	10,840
2019	238,816	10,840
Thereafter	3,619,541	454,584

	$4,813,621	$508,784

Amortization of the in place lease costs is recorded in amortization of lease costs expense in the accompanying consolidated statements of operations. The Partnership recorded total amortization expense of $238,816 for each of the years ended December 31, 2014, 2013 and 2012.

Amortization of the favorable ground lease asset is recorded as an increase in ground lease expense in the accompanying consolidated statements of operations. The Partnership recorded total amortization expense of $10,840 for each of the years ended December 31, 2014 and 2013, and $10,842 for the year ended December 31, 2012.

Lease Incentive

Lease incentive consists of the following as of December 31, 2014 and 2013:

	2014	2013
Balance	$750,000	$750,000
Accumulated amortization	(215,426)	(151,596)

	$534,574	$598,404

The anticipated amortization of the lease incentive over each of the next five years and beyond is as follows:

2015	$63,830
2016	63,830
2017	63,830
2018	63,830
2019	63,830
Thereafter	215,424

$534,574

Amortization of the lease incentive is recorded as a reduction in rental income. The Partnership recorded total amortization of $63,830 for each of the years ended December 31, 2014, 2013 and 2012.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

5.	Mortgage Loans Payable

In connection with the acquisition of the World Trade Center on February 14, 2005, the Partnership became obligated for approximately $142.3 million in existing debt collateralized by the World Trade Center property.

On May 25, 2005, in connection with the acquisition of the IFGC, the Partnership became obligated for approximately $16.3 million in existing debt collateralized by the IFGC property. On August 28, 2012, the loan matured and the Partnership refinanced with a third party. The new loan bears interest at a 30-day LIBOR plus 2.55% and matures in September 2014.

In October 2014, the Partnership refinanced its loans upon maturity, with a bridge loan from a new third-party lender for $131.5 million. The new loan bears interest at 30-day LIBOR plus 1.75% with a 0.25% LIBOR floor and requires monthly interest only payment with principal due at maturity in May 2015. At maturity, the Partnership can exercise the one six-month extension option for a fee of approximately $0.7 million. In connection with the refinance, the Partnership capitalized approximately $1.4 million in loan costs.

Mortgage loans payable consist of the following:

	Interest		December 31,
Property	Rate	Maturity Date	2014	2013
World Trade Center/IFGC	LIBOR + 1.75% (1)	May 2015	$131,500,000	$—
World Trade Center	6.037%	September 2014	—	119,270,454
IFGC	LIBOR + 2.55% (1)	September 2014	—	12,589,680

			$131,500,000	$131,860,134

FOOTNOTE:

(1)	The 30-day LIBOR rate was approximately 0.17% and 0.2% as of December 31, 2014 and 2013, respectively.

6.	Master Leases

On February 14, 2005, the Partnership entered into a triple-net lease agreement with Dallas Market Center Operating, L.P. a subsidiary of the existing management company, Market Center Management Company, Ltd. (“MCMC”). MCMC is an affiliate of Crow Holdings. On May 25, 2005, the Partnership entered into a lease agreement with IFDC Operating, L.P., also a subsidiary of MCMC. The leases have an initial term of five-years with five automatic five-year renewal periods. Both leases call for the payment of monthly base rental payments and percentage rent to the extent that the annual percentage rent calculation exceeds annual base rent. Percentage rent is calculated as a set percentage of total gross sublease rental revenues as defined in the lease agreements. The amount of annual base rent automatically escalates in accordance with the provisions of the lease agreements. The leases require the tenant to pay property taxes on behalf of the Partnership. For the years ended December 31, 2014, 2013 and 2012, the tenant paid property taxes of approximately $1.9 million, $1.8 million and $1.7 million, respectively, on behalf of the Partnership.

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

On August 3, 2009, the Partnership renewed its first renewal term to commence on February 11, 2010 for a five-year period.

Base rental income under the leases amounted to approximately $27.5 million for each of the years ended December 31, 2014, 2013 and 2012, including the effect of straight-lining rent in accordance with GAAP. Percentage rent income under the leases amounted to approximately $1.0 million, $0.6 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum rental receipts under non-cancelable operating leases having remaining terms in excess of one year of December 31, 2014 are as follows:

	World
	Trade Center	IFGC	Total
2015	$24,221,807	$3,393,656	$27,615,463
2016	24,221,807	3,393,656	27,615,463
2017	24,221,807	3,393,656	27,615,463
2018	24,221,807	3,393,656	27,615,463
2019	24,221,807	3,393,656	27,615,463
Thereafter	366,064,521	51,288,654	417,353,175

	$487,173,556	$68,256,934	$555,430,490

7.	Ground Leases

The Partnership makes monthly lease payments under three ground leases, two of which have annual rent increases and all of the ground leases are with affiliates of Crow. For each of the years ended December 31, 2014, 2013 and 2012, the Partnership incurred a total of $277,328 for rent expenses under the ground leases which includes the effect of GAAP straight-lining adjustments of $86,081, $88,824 and $91,514 and the amortization of above market leases of $10,840, $10,840, and $10,842 for the years ended December 31, 2014, 2013, and 2012 respectively. Each of the ground leases expire between the years 2062 and 2066. Upon termination of the ground leases, all buildings and improvements become the property of the lessors under the ground leases. The non-cancelable future minimum lease payments under the ground leases are as follows:

2015	$186,061
2016	188,972
2017	191,941
2018	194,970
2019	198,059
Thereafter	13,758,465

$14,718,468

CNL Dallas Market Center, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

Accrued ground rental expense of $968,794 and $882,713 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2014 and 2013, respectively.

8.	Related Party Arrangements

The Partnership maintains an account at a bank which is an affiliate of the Limited and General Partners. The Partnership had deposits at that bank of approximately $4.8 million and $1.9 million as of December 31, 2014 and 2013, respectively.

9.	Commitments and Contingencies

From time to time the Partnership may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any such litigation that it believes will have a material adverse impact on the Partnership’s financial condition or results of operations.

10.	Subsequent Events

In March 2015, the General Partner and CNL LP entered into an agreement to sell its interest of 1.00% and 80.98%, respectively, in the Partnership to Crow for $140.0 million. The sale is expected to be completed by the second quarter of 2015.

The triple-net lease agreements with Dallas Market Center Operating, L.P. and IFDC Operating, L.P. were automatically renewed for its second term, effective February 2015, for a five-year period.

The accompanying audited consolidated financial statements were authorized for issue on March 30, 2015. Subsequent events were evaluated through that date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2015.

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

Signature	Title	Date

/S/ JAMES M. SENEFF, JR. James M. Seneff, Jr.	Chairman of the Board	March 30, 2015

/s/ THOMAS K. SITTEMA Thomas K. Sittema	Vice Chairman of the Board	March 30, 2015

/S/ ROBERT J. WOODY Robert J. Woody	Independent Director	March 30, 2015

/S/ BRUCE DOUGLAS Bruce Douglas	Independent Director	March 30, 2015

/S/ ADAM FORD Adam Ford	Independent Director	March 30, 2015

/S/ STEPHEN H. MAULDIN Stephen H. Mauldin	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2015

/S/ JOSEPH T. JOHNSON Joseph T. Johnson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2015

/S/ IXCHELL C. DUARTE Ixchell C. Duarte	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 30, 2015

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

Years ended December 31, 2014, 2013 and 2012 (in thousands)

		Balance at	Charged to	Charged to			Balance at
		Beginning of	Costs and	Other	Deemed	Collected/	End of
Year	Description	Year	Expenses	Accounts	Uncollectible	Recovered	Year
2012	Deferred tax asset valuation allowance	$40,830	$—	$7,628	$—	$—	$48,458
	Allowance for loan losses	—	1,699	—	—	—	1,699

		$40,830	$1,699	$7,628	$—	$—	$50,157

2013	Deferred tax asset valuation allowance	$48,458	$—	$2,241	$—	$—	$50,699
	Allowance for loan losses	1,699	3,104	—	—	—	4,803

		$50,157	$3,104	$2,241	$—	$—	$55,502

2014	Deferred tax asset valuation allowance	$50,699	$—	$7,542	$—	$—	$58,241
	Allowance for loan losses	4,803	3,270	(285)	(6,224)	—	1,564

		$55,502	$3,270	$7,257	$(6,224)	$—	$59,805

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2014 (in thousands)

					Costs Capitalized									Life on which depre- ciation in latest income state- ments is
					Subsequent to		Gross Amounts at which
		Initial Costs			Acquisition		Carried at Close of Period(3)
			Lease-					Lease-
			hold					hold
		Land &	Interests				Land &	Interests			Accumu-
	En-	Land	and				Land	and			lated	Date of
	cumber-	Improve-	Improve-		Improve-	Carrying	Improve-	Improve-			Depre-	Construc-	Date
Property/Location	ances	ments	ments	Buildings	ments	Costs	ments	ments	Buildings	Total	ciation	tion	Acquired	computed
Gatlinburg Sky Lift Gatlinburg, Tennessee		$—	$19,154	$175	$32	$—	$—	$19,186	$175	$19,361	$(3,655)	In 1953	12/22/2005	(2)
Hawaiian Falls Waterparks Garland and The Colony, Texas		$3,123	$3,663	$758	$2,082	$—	$5,016	$3,812	$798	$9,626	$(3,925)	In 2004	4/21/2006	(2)
Cypress Mountain Vancouver, British Columbia		$161	$19,001	$735	$9,427	$—	$1,180	$16,032	$12,112	$29,324	$(8,571)	In 1975	5/30/2006	(2)
The Omni Mount Washington Resort and Bretton Woods Ski Area Bretton Woods, New Hampshire		$21,216	$10	$28,114	$37,488	$—	$24,004	$10	$62,814	$86,828	$(22,009)	In 1902	(4)	(2)
Funtasticks Fun Center Tucson, Arizona		$3,038	$—	$1,413	$44	$—	$3,057	$—	$1,438	$4,495	$(1,203)	In 1993	10/6/2006	(2)
Camelot Park Bakersfield, California		$179	$—	$70	$5	$—	$182	$—	$72	$254	$(251)	In 1994	10/6/2006	(2)
Zuma Fun Center Charlotte, North Carolina		$3,646	$—	$1,072	$–	$—	$3,646	$—	$1,072	$4,718	$(1,141)	In 1991	10/6/2006	(2)
Mountasia Family Fun Center North Richland Hills, Texas		$1,152	$—	$635	$41	$—	$1,193	$—	$635	$1,828	$(395)	In 1994	10/6/2006	(2)
Zuma Fun Center South Houston, Texas		$1,551	$—	$558	$78	$—	$1,610	$—	$577	$2,187	$(603)	In 1990	10/6/2006	(2)
Brighton Ski Resort Brighton, Utah		$11,809	$2,123	$11,233	$3,030	$—	$12,850	$2,123	$13,222	$28,195	$(8,698)	In 1949	1/8/2007	(2)
Northstar-at-Tahoe Resort Lake Tahoe, California		$60,790	$—	$8,534	$11,108	$—	$64,612	$—	$15,820	$80,432	$(21,519)	In 1972	1/19/2007	(2)
Sierra-at-Tahoe Resort South Lake Tahoe, California		$19,875	$800	$8,574	$3,174	$—	$22,329	$800	$9,294	$32,423	$(12,638)	In 1968	1/19/2007	(2)
Loon Mountain Resort Lincoln, New Hampshire		$9,226	$346	$4,673	$7,355	$—	$15,164	$347	$6,089	$21,600	$(7,359)	In 1966	1/19/2007

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2014 (in thousands)

					Costs Capitalized									Life on which depre- ciation in latest income state- ments is
					Subsequent to		Gross Amounts at which
		Initial Costs			Acquisition		Carried at Close of Period(3)
			Lease-					Lease-
			hold					hold
		Land &	Interests				Land &	Interests			Accumu-
	En-	Land	and				Land	and			lated	Date of
	cumber-	Improve-	Improve-		Improve-	Carrying	Improve-	Improve-			Depre-	Construc-	Date
Property/Location	ances	ments	ments	Buildings	ments	Costs	ments	ments	Buildings	Total	ciation	tion	Acquired	computed
Summit-at-Snoqualmie Resort Snoqualmie Pass, Washington	(1)	$20,122	$792	$8,802	$5,108	$—	$22,861	$792	$11,171	$34,824	$(11,129)	In 1945	1/19/2007	(2)
White Water Bay Oklahoma City, Oklahoma		$10,720	$—	$5,461	$603	$—	$10,729	$—	$6,055	$16,784	$(3,742)	In 1981	4/6/2007	(2)
Splashtown Houston, Texas		$10,817	$—	$1,609	$8,481	$—	$15,825	$—	$5,082	$20,907	$(1,683)	In 1981	4/6/2007	(2)
Waterworld Concord, California		$1,733	$7,841	$728	$417	$—	$1,956	$7,841	$922	$10,719	$(4,249)	In 1995	4/6/2007	(2)
Elitch Gardens Denver, Colorado		$93,796	$—	$7,480	$1,480	$—	$94,786	$—	$7,970	$102,756	$(8,462)	In 1890	4/6/2007	(2)
Darien Lake Buffalo, New York		$60,993	$—	$21,967	$5,512	$—	$66,597	$—	$21,875	$88,472	$(32,112)	In 1955	4/6/2007	(2)
Frontier City Oklahoma City, Oklahoma		$7,265	$—	$7,518	$1,545	$—	$8,104	$—	$8,224	$16,328	$(4,101)	In 1958	4/6/2007	(2)
Wild Waves & Enchanted Village Seattle, Washington		$19,200	$—	$2,837	$4,516	$—	$23,418	$—	$3,135	$26,553	$(10,693)	In 1977	4/6/2007	(2)
Magic Springs & Crystal Falls Hot Springs, Arkansas		$4,237	$8	$10,409	$4,706	$—	$8,670	$—	$10,690	$19,360	$(3,837)	In 1977	4/16/2007	(2)
Mountain High Resort Wrightwood, California	(1)	$14,272	$14,022	$7,571	$768	$—	$14,518	$14,061	$8,054	$36,633	$(11,581)	In 1930’s	6/29/2007	(2)
Sugarloaf Mountain Resort Carrabassett Valley, Maine		$15,408	$—	$5,658	$3,407	$—	$14,619	$2,000	$7,854	$24,473	$(6,885)	In 1962	8/7/2007	(2)
Sunday River Resort Newry, Maine		$32,698	$—	$12,256	$5,391	$—	$36,632	$—	$13,713	$50,345	$(12,262)	In 1959	8/7/2007	(2)
The Northstar Commercial Village Lake Tahoe, California		$2,354	$—	$33,932	$4,178	$—	$2,759	$—	$37,705	$40,464	$(10,537)	In 2005	11/15/2007	(2)
Coco Key Water Resort Orlando, Florida		$8,131	$—	$777	$9,582	$—	$6,207	$—	$12,282	$18,489	$(7,795)	1970’s	5/28/2008	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2014 (in thousands)

					Costs Capitalized									Life on which depre- ciation in latest income state- ments is
					Subsequent to		Gross Amounts at which
		Initial Costs			Acquisition		Carried at Close of Period(3)
			Lease-					Lease-
			hold					hold
		Land &	Interests				Land &	Interests			Accumu-
	En-	Land	and				Land	and			lated	Date of
	cumber-	Improve-	Improve-		Improve-	Carrying	Improve-	Improve-			Depre-	Construc-	Date
Property/Location	ances	ments	ments	Buildings	ments	Costs	ments	ments	Buildings	Total	ciation	tion	Acquired	computed
Myrtle Waves Myrtle Beach, S. Carolina		$—	$—	$5,875	$—	$—	$—	$—	$5,875	$5,875	$(217)	In 1985	(5)	(2)
Mount Sunapee Newbury, New Hampshire	(1)	$—	$6,727	$5,253	$451	$—	$100	$6,909	$5,422	$12,431	$(3,502)	In 1960	12/5/2008	(2)
Okemo Mountain Ludlow, Vermont	(1)	$17,566	$25,086	$16,684	$1,255	$—	$18,256	$25,144	$17,191	$60,591	$(11,390)	In 1963	12/5/2008	(2)
Crested Butte Mt. Crested Butte, CO	(1)	$1,305	$18,843	$11,188	$1,968	$—	$1,314	$19,431	$12,559	$33,304	$(8,785)	In 1960’s	12/5/2008	(2)
Jiminy Peak Mountain Resort Hancock, Massachusetts	(1)	$7,802	$—	$8,164	$553	$—	$8,088	$—	$8,431	$16,519	$(3,529)	In 1948	1/27/2009	(2)
Hawaiian Waters Kapolei, Hawaii		$—	$13,399	$3,458	$497	$—	$190	$13,425	$3,739	$17,354	$(2,768)	In 1998	5/6/2009	(2)
Great Wolf Lodge- Wisconsin Dells Wisconsin Dells, Wisconsin	(1)	$3,433	$—	$17,632	$550	$—	$2,110	$—	$19,509	$21,619	$(8,664)	In 1997	8/6/2009	(2)
Great Wolf Lodge- Sandusky Sandusky, Ohio	(1)	$2,772	$—	$30,061	$658	$—	$2,466	$26	$30,995	$33,487	$(9,978)	In 2001	8/6/2009	(2)
Granby Development Lands Granby, Colorado	(1)	$5,235	$—	$—	$—	$—	$5,235	$—	$—	$5,235	$—	N/A	10/29/2009
Pacific Park Santa Monica, California	(1)	$—	$25,046	$1,575	$635	$—	$—	$25,226	$2,030	$27,256	$(3,564)	In 1996	12/29/2010	(2)
Stevens Pass Skykomish, King and Chelan County, WA		$62	$13,084	$5,280	$1,634	$—	$906	$14,485	$4,669	$20,060	$(2,398)	1945-2000	11/17/2011	(2)
Rapids Waterpark West Palm Beach, Florida		$11,041	$—	$9,044	$6,389	$—	$17,071	$—	$9,403	$26,474	$(2,009)	1979 and 2007	6/29/2012	(2)
Soak City Palm Springs, California		$12,516	$—	$3,259	$—	$—	$12,516	$—	$3,259	$15,775	$(924)	In 2001	8/12/2013	(2)
Phoenix Wet n Wild Waterpark Phoenix, Arizona		$—	$8,715	$4,748	$287	$—	$—	$8,901	$4,849	$13,750	$(778)	In 2009	11/26/2013	(2)

Total		$499,244	$178,600	$315,770	$144,435	$—	$550,776	$180,551	$406,781	$1,138,108	$(279,541)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2014 (in thousands)

A summary of transactions in real estate and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 are as follows:

Balance at December 31, 2011	$2,044,936
2012 Acquisitions	190,787
2012 Dispositions and assets held for sale	(18,334)
2012 Impairment provision	(680)

Balance at December 31, 2012	2,216,709
2013 Acquisitions	249,136
2013 Dispositions and assets held for sale	(181,424)
2013 Impairment provision	(142,354)

Balance at December 31, 2013	$2,142,067

2014 Acquisitions	169,417
2014 Dispositions and assets held for sale	(1,108,581)
2014 Impairment provision	(64,795)

Balance at December 31, 2014	$1,138,108

Balance at December 31, 2011	$(282,937)
2012 Depreciation	(73,055)
2012 Accumulated depreciation on dispositions and assets held for sale	101

Balance at December 31, 2012	(355,891)
2013 Depreciation	(77,484)
2013 Accumulated depreciation on dispositions and assets held for sale	18,159

Balance at December 31, 2013	$(415,216)

2014 Depreciation	(64,652)
2014 Accumulated depreciation on dispositions and assets held for sale	200,327

Balance at December 31, 2014	$(279,541)

FOOTNOTES:

(1)	The property is encumbered at December 31, 2014.
(2)	Buildings and improvements are depreciated over 39 years. Leasehold improvements are depreciation over their estimated useful lives.
(3)	The aggregate cost for federal income tax purposes is approximately $1.8 billion.
(4)	The initial purchase price includes the original purchase price of $45.0 million, acquired July 23, 2006. On August 12, 2011, the Company purchased the golf facility, resort amenities and development land at this property for an additional $10.5 million. See Item 2. “Properties” for additional information.
(5)	We foreclosed on this property during the year ended December 31, 2014, as a result of default of the borrower.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2014 (in thousands)

As of December 31, 2014 and 2013, mortgages and other notes receivable consisted of the following (in thousands):

Borrower	Date of Loan	Maturity	Interest	Accrued	Loan Principal Balance as of December 31,
(Description of Collateral Property)	Agreement(s)	Date	Rate	Interest	2014	2013
Big Sky Resort (one ski resort)	9/23/2008	(4)	12.0%	$—	$—	$68,000
CMR Properties, LLC and CM Resort, LLC (one ski property) (2)	6/15/2010	9/30/2022	9.0% - 11.0%	840	16,620	16,620
Boyne USA, Inc. (four ski resorts)	8/10/2009	(4)	6.3% - 15.0%	—	—	13,896
Evergreen Alliance Golf Limited, L.P. (1)	11/12/2010	(1)	LIBOR + 4.0%	—	—	5,781
PARC Myrtle Waves, LLC (3) (one attractions property)	2/10/2011	(3)	7.5%	—	—	9,000
Grand Prix Tampa, LLC (one attractions property)	7/31/2011	7/31/2016	8.5%	24	3,395	3,442
RSA Properties – Misson Hills (one golf facility)	3/28/2013	(4)	9.0%	—	—	275

Total				$864	20,015	117,014

Accrued interest					864	5,655
Acquisition fees, net					46	97
Loan loss provision (1) (2)					(1,564)	(4,803)

Total carrying amount					$19,361	$117,963

FOOTNOTES:

(1)	During 2014, the Company recorded a loan provision of $3.3 million and collected the remaining balance of $1.3 million relating to this loan.
(2)	In December 2013, one of the Company’s borrowers approached the Company about modifying the terms of their debt service payments due to its current financial challenges. In anticipation of providing payment concessions to the borrower, the Company recorded a loan loss provision of approximately $1.8 million representing the difference between the expected future cash flows discounted at the original loan’s effective interest rate and the net carrying value of the loan.
(3)	During the year ended December 31, 2013, the Company recorded an additional loan loss provision of approximately $1.3 million in anticipation of the foreclosure of an attractions property that served as collateral on one of its other existing loans. The estimated fair value of the collateral was $7.9 million, which approximated the carrying value of the loan. The attractions property was foreclosed during the year ended December 31, 2014.
(4)	The Company collected the outstanding balances during the year ended December 31, 2014.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2014 (in thousands)

	2014	2013
Balance at beginning of period	$117,963	$124,730
New mortgage loans	—	408
Principal reduction	(83,468)	(4,413)
Foreclosed and converted to real estate	(7,745)	—
Loan loss provision	(3,270)	(3,104)
Write off of loan loss provision	1,008	—
Accrued and deferred interest	(4,791)	354
Acquisition fees allocated, net	(51)	(12)
Other	(285)	—

	$19,361	$117,963