Form 10-Q
period 2015-03-31
CNL LIFESTYLE PROPERTIES INC
filed 2015-05-15
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock outstanding as of May 13, 2015 was 325,184,227.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands except per share data)

	March 31, 2015	December 31, 2014

ASSETS

Real estate investment properties, net (including $153,515 and $158,589 related to consolidated variable interest entities, respectively)	$1,005,962	$1,022,648
Assets held for sale, net (including $13,685 and $12,953 related to consolidated variable interest entities, respectively)	823,588	821,681
Investments in unconsolidated entities	143,594	127,102
Cash	75,855	136,985
Deferred rent and lease incentives	49,189	47,303
Restricted cash	40,581	35,962
Other assets	34,213	34,541
Intangibles, net	17,822	18,026
Accounts and other receivables, net	16,917	20,603
Mortgages and other notes receivable, net	15,404	19,361

Total Assets	$2,223,125	$2,284,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $30,175 and $30,412 related to non-recourse debt of consolidated variable interest entities, respectively)	$392,124	$397,849
Senior notes, net of discount	316,920	316,846
Liabilities related to assets held for sale	158,722	159,267
Line of credit	112,500	152,500
Other liabilities	64,746	53,866
Accounts payable and accrued expenses	46,411	46,005
Due to affiliates	574	489

Total Liabilities	1,091,997	1,126,822

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 349,084 shares issued and 325,184 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	3,252	3,252
Capital in excess of par value	2,863,839	2,863,839
Accumulated deficit	(501,684)	(494,129)
Accumulated distributions	(1,227,561)	(1,211,302)
Accumulated other comprehensive loss	(6,718)	(4,270)

Total Stockholders’ Equity	1,131,128	1,157,390

Total Liabilities and Stockholders’ Equity	$2,223,125	$2,284,212

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except per share data)

	Three Months Ended March 31,
	2015	2014

Revenues:
Rental income from operating leases	$36,007	$36,532
Property operating revenues	35,082	32,715
Interest income on mortgages and other notes receivable	903	3,133

Total revenues	71,992	72,380

Expenses:
Property operating expenses	37,038	36,694
Asset management fees to advisor	4,434	5,198
General and administrative	3,982	3,955
Ground lease and permit fees	3,434	3,319
Acquisition fees and costs	—	613
Other operating expenses	619	579
Bad debt expense	2,540	4
Loan loss provision	3,940	—
Depreciation and amortization	23,112	24,202

Total expenses	79,099	74,564

Operating loss	(7,107)	(2,184)

Other income (expense):
Interest and other income	948	167
Interest expense and loan cost amortization	(12,009)	(14,164)
Equity in earnings of unconsolidated entities	3,561	4,299

Total other income (expense)	(7,500)	(9,698)

Loss from continuing operations	(14,607)	(11,882)
Income (loss) from discontinued operations (includes $414 amortization of loss on termination of cash flow hedges for the quarter ended March 31, 2014)	7,052	(8,471)

Net loss	$(7,555)	$(20,353)

Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	0.02	(0.02)

Net loss per share	$(0.02)	$(0.06)

Weighted average number of shares of common stock outstanding (basic and diluted)	325,184	322,639

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2015	2014

Net loss	$(7,555)	$(20,353)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,472)	(689)
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	—	414
Unrealized gain arising during the period	24	322

Total other comprehensive (loss) income	(2,448)	47

Net loss	$(10,003)	$(20,306)

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015 and the Year Ended December 31, 2014

(UNAUDITED)

(in thousands except per share data)

						Accumulated
	Common Stock		Capital in			Other	Total
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	Deficit	Distributions	Loss	Equity

Balance at December 31, 2013	322,627	$3,226	$2,846,265	$(401,985)	$(1,073,422)	$(5,706)	$1,368,378
Subscriptions received for stock through public offering reinvestment plan	3,970	40	27,169	—	—	—	27,209
Redemption of common stock	(1,413)	(14)	(9,595)	—	—	—	(9,609)
Net loss	—	—	—	(92,144)	—	—	(92,144)
Distributions, declared and paid ($0.4252 per share)	—	—	—	—	(137,880)	—	(137,880)
Foreign currency translation adjustment	—	—	—	—	—	(2,933)	(2,933)
Amortization of loss on cash flow hedges	—	—	—	—	—	3,486	3,486
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassification (Note 9)	—	—	—	—	—	883	883

Balance at December 31, 2014	325,184	3,252	2,863,839	(494,129)	(1,211,302)	(4,270)	1,157,390

Net loss	—	—	—	(7,555)	—	—	(7,555)
Distributions, declared and paid ($0.0500 per share)	—	—	—	—	(16,259)	—	(16,259)
Foreign currency translation adjustment	—	—	—	—	—	(2,472)	(2,472)
Current period adjustment to recognize changes in fair value of cash flow hedges (Note 9)	—	—	—	—	—	24	24

Balance at March 31, 2015	325,184	$3,252	$2,863,839	$(501,684)	$(1,227,561)	$(6,718)	$1,131,128

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2015	2014

Operating activities:
Net cash provided by operating activities	$36,075	$37,560

Investing activities:
Acquisition of property	—	(15,250)
Capital expenditures	(12,388)	(19,244)
Contribution to unconsolidated entity	(19,429)	—
Proceeds from insurance	955	—
Deposits on real estate investments	—	(1,238)
Changes in restricted cash	(2,902)	(3,503)
Other	59	98

Net cash used in investing activities	(33,705)	(39,137)

Financing activities:
Redemption of common stock	—	(2,978)
Distributions to stockholders, net of reinvestments in 2014	(16,259)	(20,651)
Proceeds from mortgage loans and other notes payable	—	50,702
Principal payments on line of credit	(40,000)	—
Principal payments on mortgage loans and senior notes	(6,464)	(6,817)
Principal payments on capital leases	(541)	(584)
Payments of entrance fee refunds	(274)	(1,030)
Payment of loan costs	—	(2,140)

Net cash (used in) provided by financing activities	(63,538)	16,502

Effect of exchange rate fluctuations on cash	38	(9)

Net (decrease) increase in cash	(61,130)	14,916

Cash at beginning of period	136,985	71,574

Cash at end of period	$75,855	$86,490

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

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

As of March 31, 2015, the Company owned 105 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, senior housing, attractions, marinas and other lifestyle properties. Eight of these 105 properties were owned through unconsolidated joint ventures and three were located in Canada. Although these are the asset classes in which the Company has invested and are most likely to invest in the future should it make additional acquisitions, it may acquire or invest in any type of property that it believes has the potential for long-term growth and income generation.

In March 2014, the Company engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist the Company’s management and its board of directors in actively evaluating various strategic alternatives to provide liquidity to the Company’s shareholders. In connection with this process, during 2014 the Company sold its entire golf portfolio (consisting of 48 properties) and its multi-family development property, entered into an agreement to sell its entire 38 property senior housing portfolio for $790 million and agreed on a plan to sell its marinas portfolio consisting of 17 properties. In the first quarter of 2015, the Company (i) entered into an agreement to sell its 81.98% interest in the DMC Partnership, an unconsolidated joint venture, for $140 million to its co-venture partner, (ii) entered into an agreement to sell one of its attractions properties for $140 million, which exceeds the carrying value of the asset, and (iii) entered into a letter of intent to sell its unimproved land for its carrying value of $5.5 million. Refer to Note 14, “Subsequent Events” for additional information on transactions related to evaluating strategic alternatives.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

THREE MONTHS ENDED MARCH 31, 2015

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

Adopted Accounting Pronouncements — In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur after the effective date. As a result, no changes were made for properties classified as held for sale prior to January 1, 2015. Effective January 1, 2015, the Company adopted this ASU. The adoption of this update impacts the Company’s determinations of which future property disposals qualify as discontinued operations and requires additional disclosures about discontinued operations.

Recent Accounting Pronouncements — In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company will not early adopt ASU 2015-03 and has determined that the amendments will impact the Company’s presentation of its consolidated financial position but will not have a material impact on the Company’s consolidated results of operations or cash flows.

3.	Real Estate Investment Properties, net:

As of March 31, 2015 and December 31, 2014, real estate investment properties consisted of the following (in thousands):

	March 31, 2015	December 31, 2014

Land and land improvements	$448,751	$450,757
Leasehold interests and improvements	179,513	180,551
Buildings	398,309	398,811
Equipment	592,907	585,258
Less: accumulated depreciation and amortization	(613,518)	(592,729)

	$1,005,962	$1,022,648

For the three months ended March 31, 2015 and 2014, the Company had depreciation and amortization expenses of approximately $22.9 million and $24.1 million, respectively, excluding properties that the Company classified as assets held for sale.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

4.	Assets and Associated Liabilities Held for Sale, net and Discontinued Operations:

Assets Held for Sale, net — The Company had classified 57 properties as assets held for sale for all periods presented. The following table presents the net carrying value of the properties classified as held for sale (in thousands):

	March 31, 2015	December 31, 2014

Land and land improvements	$188,008	$184,879
Leasehold interests and improvements	52,671	52,571
Building and building improvements	506,361	507,324
Equipment, net	41,811	39,654
Deferred rent and lease incentives	5,012	4,835
Other assets	5,453	5,470
Restricted cash	12,263	13,979
Intangibles, net	10,487	10,487
Accounts and other receivables, net	1,522	2,482

Total	$823,588	$821,681

Associated Liabilities Held for Sale — The following table presents the liabilities associated with the assets held for sale related to the senior housing properties (in thousands):

	March 31, 2015	December 31, 2014

Mortgages and other notes payable	$151,819	$152,655
Other liabilities	6,903	6,612

Total	$158,722	$159,267

In May 2015, the Company sold 37 of its 38 senior housing properties, as described further in Note 14. “Subsequent Events.”

Discontinued Operations — The Company classified the revenues and expenses related to all real estate properties sold during 2014 and the 55 senior housing and marinas real estate properties classified as assets held for sale, which were not accounted for under the equity method of accounting, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The Company accounted for the revenues and expenses related to one attractions property and one undeveloped land classified as held for sale as income from continuing operations because the proposed sale of these two properties would not cause a strategic shift in the Company nor are they considered to have a major impact on the Company’s business; therefore, they do not qualify as discontinued operations under ASU 2014-08.

The following table is a summary of income (loss) from discontinued operations for the three months ended March 31, 2015 and 2014 (in thousands):

	March 31,
	2015	2014

Revenues	$30,281	$43,033
Expenses	(19,821)	(28,641)
Impairment provision	—	(3,314)
Depreciation and amortization	—	(12,657)

Operating income (loss)	10,460	(1,579)
Other expense	(3,408)	(6,892)

Income (loss) from discontinued operations	$7,052	$(8,471)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

5.	Intangibles, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	March 31, 2015 Net Book Value

In place leases	$12,231	$(5,250)	$6,981
Trade name (infinite-lived)	10,841	—	10,841

Total	$23,072	$(5,250)	$17,822

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	December 31, 2014 Net Book Value

In place leases	$12,295	$(5,110)	$7,185
Trade name (infinite-lived)	10,841	—	10,841

Total	$23,136	$(5,110)	$18,026

For each of the three months ended March 31, 2015 and 2014, the Company had amortization expense of approximately $0.2 million, excluding properties that the Company classified as assets held for sale.

6.	Unconsolidated Entities:

As of March 31, 2015 and December 31, 2014, the Company held ownership interests in two ventures, the DMC Partnership and the Intrawest Venture. As of March 31, 2015, the Company’s investments in the DMC Partnership and Intrawest Venture were $104.3 million and $39.3 million, respectively and as of December 31, 2014, the investment in the DMC Partnership and Intrawest Venture were $104.4 million and $22.7 million, respectively. In January 2015, the Company contributed $19.4 million to the Intrawest Venture and the Intrawest Venture repaid a $19.4 mortgage loan that matured in January 2015. As of March 31, 2015 and December 31, 2014, the Company’s share of partners’ capital determined under HLBV was approximately $136.3 million and $119.6 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $7.3 million and $7.5 million, respectively.

The Intrawest Venture is working with the Canada Revenue Agency to resolve matters related to one of its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $13.0 million. However, the Intrawest Venture believes the more likely than not resolution will be approximately $1.5 million. As such, an accrual of $1.5 million has been reflected in the financial information of the Intrawest Venture.

During the three months ended March 31, 2015, the Company entered into an agreement to sell its 81.98% interest in the DMC Partnership for approximately $140 million. In April 2015, the Company sold its interest in the DMC Partnership for approximately $140 million, which exceeded the Company’s investment in the unconsolidated joint venture, as described further in Note 14. “Subsequent Events.”

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

6.	Unconsolidated Entities (continued):

The following tables present financial information for the Company’s unconsolidated entities for the three months ended March 31, 2015 and 2014 (in thousands):

Summarized operating data:

	Three Months Ended March 31, 2015
	DMC Partnership	Intrawest Venture		Total

Revenues	$8,453	$4,295		$12,748
Property operating expenses	(155)	(2,273)		(2,428)
Depreciation and amortization	(2,284)	(689)		(2,973)
Interest expense	(1,328)	(1,045)		(2,373)

Income from continuing operations	4,686	288		4,974
Discontinued operations (3)	—	154		154

Net income	$4,686	$442		$5,128

Income (loss) allocable to other venture partners (1)	$1,901	$(397	)(2)	$1,504

Income allocable to the Company (1)	$2,785	$839		$3,624
Amortization of capitalized costs	(18)	(45)		(63)

Equity in earnings of unconsolidated entities	$2,767	$794		$3,561

Distribution declared to the Company	$2,797	$3,479		$6,276

Distributions received by the Company	$2,860	$2,710		$5,570

	Three Months Ended March 31, 2014
	DMC Partnership	Intrawest Venture		Total

Revenues	$7,910	$4,449		$12,359
Property operating expenses	(171)	(2,242)		(2,413)
Depreciation and amortization	(2,202)	—		(2,202)
Interest expense	(1,916)	(1,099)		(3,015)

Income from continuing operations	3,621	1,108		4,729
Discontinued operations (3)	—	158		158

Net income	$3,621	$1,266		$4,887

Income (loss) allocable to other venture partners (1)	$824	$(397	)(2)	$427

Income allocable to the Company (1)	$2,797	$1,663		$4,460
Amortization of capitalized costs	(108)	(53)		(161)

Equity in earnings of unconsolidated entities	$2,689	$1,610		$4,299

Distribution declared to the Company	$2,797	$658		$3,455

Distributions received by the Company	$2,859	$261		$3,120

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its venture partner using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)	This amount includes the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.
(3)	This amount represents the one village retail property classified as an asset held for sale.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

7.	Mortgages and Other Notes Receivable, net:

During the three months ended March 31, 2015, the borrower relating to one mortgage receivable, for which the Company restructured the mortgage loan during 2014, continued to experience financial difficulties. As a result of monitoring the borrower’s credit and the borrower having missed payments subsequent to March 31, 2015, the Company recorded the loan at its net realizable value at March 31, 2015 and in conjunction therewith, recorded a loan loss provision of $3.9 million.

The estimated fair market value of the Company’s two mortgages and other notes receivable was approximately $15.4 million and $16.6 million as of March 31, 2015 and December 31, 2014, respectively, based on the fair value of the collateral on one loan and discounted cash flows on the other loan based on market interest rates as of March 31, 2015 and both were based on discounted cash flows at December 31, 2014. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts and other receivables approximates the carrying value as of March 31, 2015 and December 31, 2014 because of the relatively short maturities of the receivables.

8.	Indebtedness:

Line of Credit — During the three months ended March 31, 2015, the Company repaid $40.0 million. As of March 31, 2015, Company’s revolving line of credit had an outstanding principal balance of $112.5 million. The Company repaid the revolving line of credit in full in May 2015 as described further in Note 14. “Subsequent Events”.

Certain of the Company’s loans require the Company to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total assets ratio and limitations on distributions except as required to maintain the Company’s REIT status. In addition, under the terms of the indenture governing the senior notes which place certain limitations on the Company and certain of its subsidiaries, cash distributions may not exceed 95% of the adjusted funds from operations as defined in the indenture. The Company was in compliance with all applicable provisions as of March 31, 2015 other than for one loan with an outstanding principal balance of approximately $43 million as to which the Company had not met a minimum tangible net worth calculation requirement as of March 31, 2015. The Company repaid this loan in full in May 2015, as described further in Note 14. “Subsequent Events.”

The estimated fair values of mortgages and other notes payable, including those related to assets held for sale, and the line of credit were approximately $658.6 million and $707.3 million as of March 31, 2015 and December 31, 2014, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair values of the senior notes was approximately $326.3 million and $325.4 million as of March 31, 2015 and December 31, 2014, respectively, based on prices traded for similar or identical instruments in active or inactive markets and is categorized as Level 2 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2015 and December 31, 2014 because of the relatively short maturities of the obligations.

9.	Fair Value Measurements:

The Company had 57 investment properties that were classified as assets held for sale at March 31, 2015 and December 31, 2014, respectively, and carried at fair value less estimated costs to sell for each period presented. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include negotiated sales prices with third party buyers, comparable sales transactions and information from potential buyers.

As of March 31, 2015 and December 31, 2014, the Company’s two hedges qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations. In May 2015, the Company terminated one of its hedges, as described further in Note 14. “Subsequent Events.”

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

9.	Fair Value Measurements (Continued):

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

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of March 31, 2015 and December 31, 2014, as follows (in thousands):

	Fair Value Measurement as of March 31, 2015	Level 1	Level 2	Level 3

Assets:
Assets held for sale carried at fair value	$823,588	$—	$—	$823,588
Liabilities:
Derivative instruments	$978	$—	$978	$—

	Fair Value Measurement as of December 31, 2014	Level 1	Level 2	Level 3

Assets:
Assets held for sale carried at fair value	$821,681	$—	$—	$821,681
Liabilities:
Derivative instruments	$1,002	$—	$1,002	$—

10.	Related Party Arrangements:

In March 2014, the Company’s Advisor amended its advisory agreement, effective April 1, 2014, to eliminate all acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce asset management fees to 0.075% monthly (or 0.90% annually) of invested assets.

For the three months ended March 31, 2015 and 2014, respectively, the Advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Three Months Ended March 31,
	2015	2014

Acquisition fees:
Acquisition fees from distribution reinvestment plan (1)	$—	$319
Acquisition fees from debt proceeds (2)	—	1,521

Total	—	1,840

Asset management fees (3)	6,242	8,571

Reimbursable expenses: (4)
Acquisition costs	—	77
Operating expenses	1,406	1,712

Total	1,406	1,789

Total fees earned and reimbursable expenses	$7,648	$12,200

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

10.	Related Party Arrangements (Continued):

FOOTNOTES:

(1)	Amounts are recorded as acquisition fees and costs in the accompanying unaudited condensed consolidated statements of operations. Effective April 1, 2014, the Advisor eliminated this fee going forward.
(2)	Amounts are recorded as loan costs and are included as part of other assets in the accompanying unaudited condensed consolidated balance sheets. Effective April 1, 2014, the Advisor eliminated this fee going forward.
(3)	Amounts are recorded as asset management fees to Advisor including fees related to properties that are classified as assets held for sale that are included as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. Effective April 1, 2014, the asset management fees to Advisor were reduced as described above.
(4)	Amounts representing acquisition costs are recorded as part of acquisition fees and costs in the accompanying condensed consolidated statements of operations. Amounts representing operating expenses are recorded as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	March 31, 2015	December 31, 2014

Due to the Advisor and its affiliates:
Operating expenses	$574	$476
Acquisition fees and expenses	—	13

Total	$574	$489

The Company also maintains accounts at a bank in which the Company’s chairman serves as a director. The Company had deposits at that bank of approximately $14.4 million and $15.2 million as of March 31, 2015 and December 31, 2014, respectively.

11.	Stockholders’ Equity:

Distribution Reinvestment Plan — For the three months ended March 31, 2014, the Company received aggregate proceeds of approximately $13.6 million (representing 2.0 million shares) through its DRP. On September 4, 2014, the Company’s board of directors approved the suspension of its DRP, effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares in the Company. The Company did not receive any proceeds through its DRP for the three months ended March 31, 2015.

Distributions — In March 2015, the Company’s board of directors reduced the quarterly distributions from $0.1063 per share to $0.05 per share to stockholders of record at the close of business on March 9, 2015. For the three months ended March 31, 2015 and 2014, the Company declared and paid distributions of approximately $16.3 million ($0.05 per share) and $34.3 million ($0.1063 per share), respectively.

Redemption of Shares — Prior to September 2014, the Company’s redemption plan provided for redemptions of its common stock at certain prices as set forth in the redemption plan. In September 2014, the Company’s Board approved the suspension of the Company’s redemption plan effective as of September 26, 2014. For the three months ended March 31, 2014, the Company redeemed 435 shares of its common stock ($3.0 million). No shares were redeemed during the three months ended March 31, 2015.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements:

The Company has senior notes outstanding which are guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees are joint and several, full and unconditional. The following summarizes the Company’s unaudited condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014, statement of operations, statement of comprehensive income (loss) and statement of cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

Condensed Consolidating Balance Sheet:

	As of March 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS

Real estate investment properties, net	$—	$340,425	$665,537	$—	$1,005,962
Assets held for sale, net	—	181,298	642,290	—	823,588
Investment in unconsolidated entities	—	143,594	—	—	143,594
Cash	26,307	19,558	29,990	—	75,855
Investment in subsidiaries	1,428,143	1,099,148	1,322,231	(3,849,522)	—
Deferred rent and lease incentives	—	26,897	22,292	—	49,189
Restricted cash	61	24,241	16,279	—	40,581
Other assets	6,385	12,993	14,835	—	34,213
Intangibles, net	—	3,895	13,927	—	17,822
Accounts and other receivables, net	—	9,093	7,824	—	16,917
Mortgages and other notes receivable, net		48,700	11,999	(45,295)	15,404

Total Assets	$1,460,896	$1,909,842	$2,747,204	$(3,894,817)	$2,223,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$189,503	$246,122	$(43,501)	$392,124
Senior notes, net of discount	316,920	—	—	—	316,920
Liabilities related to assets held for sale	—	—	158,722	—	158,722
Line of credit	—	112,500	—	—	112,500
Other liabilities	8	18,889	45,849	—	64,746
Accounts payable and accrued expenses	12,286	12,976	22,943	(1,794)	46,411
Due to affiliates	554	7	13	—	574

Total Liabilities	329,768	333,875	473,649	(45,295)	1,091,997

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,252	—	—	—	3,252
Capital in excess of par value	2,863,839	6,533,509	9,239,488	(15,772,997)	2,863,839
Accumulated deficit	(501,684)	69,307	(12,892)	(56,415)	(501,684)
Accumulated distributions	(1,227,561)	(5,026,849)	(6,946,323)	11,973,172	(1,227,561)
Accumulated other comprehensive loss	(6,718)	—	(6,718)	6,718	(6,718)

Total Stockholders’ Equity	1,131,128	1,575,967	2,273,555	(3,849,522)	1,131,128

Total Liabilities and Stockholders’ Equity	$1,460,896	$1,909,842	$2,747,204	$(3,894,817)	$2,223,125

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Balance Sheet:

	As of December 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS

Real estate investment properties, net	$—	$346,178	$676,470	$—	$1,022,648
Assets held for sale, net	—	181,279	640,402	—	821,681
Investments in unconsolidated entities	—	127,102	—	—	127,102
Cash	85,117	24,412	27,456	—	136,985
Investments in subsidiaries	1,388,842	1,132,409	1,306,559	(3,827,810)	—
Deferred rent and lease incentives	—	28,249	19,054	—	47,303
Restricted cash	127	21,418	14,417	—	35,962
Other assets	6,978	12,474	15,089	—	34,541
Intangibles, net	—	3,976	14,050	—	18,026
Accounts and other receivables, net	—	8,457	12,146	—	20,603
Mortgages and other notes receivable, net	—	47,367	15,942	(43,948)	19,361

Total Assets	$1,481,064	$1,933,321	$2,741,585	$(3,871,758)	$2,284,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable	$—	$193,897	$246,949	$(42,997)	$397,849
Senior notes, net of discount	316,846	—	—	—	316,846
Liabilities related to assets held for sale	—	—	159,267	—	159,267
Line of credit	—	152,500	—	—	152,500
Other liabilities	—	14,919	38,947	—	53,866
Accounts payable and accrued expenses	6,339	16,359	24,257	(950)	46,005
Due to affiliates	489	—	—	—	489

Total Liabilities	323,674	377,675	469,420	(43,947)	1,126,822

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value per share	—	—	—	—	—
Excess shares, $.01 par value per share	—	—	—	—	—
Common stock, $.01 par value per share	3,252	—	—	—	3,252
Capital in excess of par value	2,863,839	6,448,172	9,130,959	(15,579,131)	2,863,839
Accumulated earnings (deficit)	(494,129)	60,047	(16,789)	(43,258)	(494,129)
Accumulated distributions	(1,211,302)	(4,952,573)	(6,837,735)	11,790,308	(1,211,302)
Accumulated other comprehensive loss	(4,270)	—	(4,270)	4,270	(4,270)

Total Stockholders’ Equity	1,157,390	1,555,646	2,272,165	(3,827,811)	1,157,390

Total Liabilities and Stockholders’ Equity	$1,481,064	$1,933,321	$2,741,585	$(3,871,758)	$2,284,212

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Three Months Ended March 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$16,038	$19,969	$—	$36,007
Property operating revenues	—	2,121	32,961	—	35,082
Interest income on mortgages and other notes receivable	—	1,235	794	(1,126)	903

Total revenues	—	19,394	53,724	(1,126)	71,992

Expenses:
Property operating expenses	—	7,894	29,144	—	37,038
Asset management fees to advisor	4,434	—	—	—	4,434
General and administrative	3,538	525	(81)	—	3,982
Ground lease and permit fees	—	2,068	1,366	—	3,434
Other operating expenses	146	(438)	911	—	619
Bad debt expense	—	—	2,540	—	2,540
Loan loss provision	—	—	3,940	—	3,940
Depreciation and amortization	—	8,214	14,898	—	23,112

Total expenses	8,118	18,263	52,718	—	79,099

Operating loss	(8,118)	1,131	1,006	(1,126)	(7,107)

Other income (expense):
Interest and other income	5	542	401	—	948
Interest expense and loan cost amortization	(6,297)	(4,723)	(2,115)	1,126	(12,009)
Equity in earnings of unconsolidated entities	—	3,561	—	—	3,561
Equity in earnings (loss), intercompany	6,855	8,985	(2,683)	(13,157)	—

Total other income (expense)	563	8,365	(4,397)	(12,031)	(7,500)

Income (loss) from continuing operations	(7,555)	9,496	(3,391)	(13,157)	(14,607)
Income (loss) from discontinued operations	—	(236)	7,288	—	7,052

Net income (loss)	$(7,555)	$9,260	$3,897	$(13,157)	$(7,555)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Operations:

	For the Three Months Ended March 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenues:
Rental income from operating leases	$—	$16,168	$20,364	$—	$36,532
Property operating revenues	—	2,123	30,592	—	32,715
Interest income on mortgages and other notes receivable	—	1,185	3,060	(1,112)	3,133

Total revenues	—	19,476	54,016	(1,112)	72,380

Expenses:
Property operating expenses	—	7,240	29,454	—	36,694
Asset management fees to advisor	5,198	—	—	—	5,198
General and administrative	3,378	186	391	—	3,955
Ground lease and permit fees	—	1,987	1,332	—	3,319
Acquisition fees and costs	613	—	—	—	613
Other operating expenses	11	193	375	—	579
Bad debt expense	—	—	4	—	4
Depreciation and amortization	—	8,844	15,358	—	24,202

Total expenses	9,200	18,450	46,914	—	74,564

Operating income (loss)	(9,200)	1,026	7,102	(1,112)	(2,184)

Other income (expense):
Interest and other income	7	80	80	—	167
Interest expense and loan cost amortization (includes $414 loss on termination of cash flow hedges)	(7,903)	(3,722)	(3,651)	1,112	(14,164)
Equity in earnings of unconsolidated entities	—	4,299	—	—	4,299
Equity in earnings (loss), intercompany	(3,257)	2,738	(4,539)	5,058	—

Total other income (expense)	(11,153)	3,395	(8,110)	6,170	(9,698)

Income (loss) from continuing operations	(20,353)	4,421	(1,008)	5,058	(11,882)
Discontinued operations	—	(4,959)	(3,512)	—	(8,471)

Net income (loss)	$(20,353)	$(538)	$(4,520)	$5,058	$(20,353)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Other Comprehensive Income (Loss):

	For the Three Months Ended March 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(7,555)	$9,260	$3,897	$(13,157)	$(7,555)

Other comprehensive income (loss):
Foreign currency translation adjustments	(2,472)	—	(2,472)	2,472	(2,472)
Changes in fair value of cash flow hedges:
Unrealized gain arising during the period	24	—	24	(24)	24

Total other comprehensive income	(2,448)	—	(2,448)	2,448	(2,448)

Comprehensive income (loss)	$(10,003)	$9,260	$1,449	$(10,709)	$(10,003)

	For the Three Months Ended March 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income (loss)	$(20,353)	$(538)	$(4,520)	$5,058	$(20,353)

Other comprehensive income (loss):
Foreign currency translation adjustments	(689)	—	(689)	689	(689)
Changes in fair value of cash flow hedges:
Amortization of loss on termination of cash flow hedges	414	—	414	(414)	414
Unrealized gain arising during the period	322	—	322	(322)	322

Total other comprehensive income	47	—	47	(47)	47

Comprehensive income (loss)	$(20,306)	$(538)	$(4,473)	$5,011	$(20,306)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Three Months Ended March 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(7,684)	$12,660	$31,099	$—	$36,075

Investing activities:
Capital expenditures	—	(4,830)	(7,558)	—	(12,388)
Investment in and contributions to unconsolidated entities	—	(19,429)	—	—	(19,429)
Proceeds from insurance	—	168	787	—	955
Changes in restricted cash	66	(911)	(2,057)	—	(2,902)
Other	—	59	—	—	59
Intercompany investing	(34,933)	—	—	34,933	—

Net cash provided by (used in) investing activities	(34,867)	(24,943)	(8,828)	34,933	(33,705)

Financing activities:
Distributions to stockholders, net of reinvestments	(16,259)	—	—	—	(16,259)
Principal payments of line of credit	—	(40,000)	—	—	(40,000)
Principal payments on mortgage loans and senior notes	—	(3,905)	(2,559)	—	(6,464)
Principal payments on capital leases	—	(140)	(401)	—	(541)
Payment of entrance fee refunds	—	—	(274)	—	(274)
Intercompany financing	—	51,474	(16,541)	(34,933)	—

Net cash provided by (used in) financing activities	(16,259)	7,429	(19,775)	(34,933)	(63,538)

Effect of exchange rate fluctuation on cash	—	—	38	—	38

Net increase (decrease) in cash	(58,810)	(4,854)	2,534	—	(61,130)
Cash at beginning of period	85,117	24,412	27,456	—	136,985

Cash at end of period	$26,307	$19,558	$29,990	$—	$75,855

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

12.	Supplemental Condensed Consolidating Financial Statements (Continued):

Condensed Consolidating Statement of Cash Flows:

	For the Three Months Ended March 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Operating activities:
Net cash provided by (used in) operating activities	$(17,264)	$23,527	$31,297	$—	$37,560

Investing activities:
Acquisition of property	—	—	(15,250)	—	(15,250)
Capital expenditures	—	(8,714)	(10,530)	—	(19,244)
Deposits on real estate investments	(1,238)	—	—	—	(1,238)
Changes in restricted cash	(12)	298	(3,789)	—	(3,503)
Other	—	17	81	—	98
Intercompany investing	54,508	—	—	(54,508)	—

Net cash provided by (used in) investing activities	53,258	(8,399)	(29,488)	(54,508)	(39,137)

Financing activities:
Redemption of common stock	(2,978)	—	—	—	(2,978)
Distributions to stockholders, net of reinvestments	(20,651)	—	—	—	(20,651)
Proceeds from mortgage loans and other notes payable	—	40,000	10,702	—	50,702
Principal payments on mortgage loans and senior notes	—	(4,403)	(2,414)	—	(6,817)
Principal payments on capital leases	—	(261)	(323)	—	(584)
Payment of entrance fee refunds	—	—	(1,030)	—	(1,030)
Payment of loan costs	—	(2,103)	(37)	—	(2,140)
Intercompany financing	—	(51,359)	(3,149)	54,508	—

Net cash provided by (used in) financing activities	(23,629)	(18,126)	3,749	54,508	16,502

Effect of exchange rate fluctuation on cash	—	—	(9)	—	(9)

Net increase (decrease) in cash	12,365	(2,998)	5,549	—	14,916
Cash at beginning of period	37,668	15,671	18,235	—	71,574

Cash at end of period	$50,033	$12,673	$23,784	$—	$86,490

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

13.	Commitments and Contingencies:

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

14.	Subsequent Events:

In April 2015, the Company sold its 81.98% interest in the DMC Partnership for $140 million, which exceeded the Company’s investment in the unconsolidated joint venture. No disposition fee was payable to the Advisor on the sale of the DMC Partnership. Refer to Note 6, “Unconsolidated Entities” for additional information.

In April 2015, the Company entered into a purchase and sale agreement for the sale of its unimproved land for $5.5 million. The Company also agreed to a plan to sell three attractions and a ski and mountain lifestyle property. In May 2015, the Company entered into a purchase and sale agreement for the sale of its marinas portfolio for approximately the carrying value of the assets.

In May 2015, the Company sold 37 of its 38 senior housing properties. The aggregate sales price for the sale of these properties was approximately $762.6 million, which exceeded the Company’s net carrying value of the properties. No disposition fee was payable to the Advisor on the sale of the 37 senior housing properties. Refer to Note 4, “Assets and Associated Liabilities Held for Sale, net and Discontinued Operations” for additional information. The Company also repaid $135.0 million of outstanding indebtedness collateralized by the senior housing properties that were sold.

In May 2015, the Company repaid the outstanding principal balance of $112.5 million on its revolving line of credit. Additionally, in May 2015, the Company repaid $56.6 million of outstanding indebtedness collateralized by one of its attractions properties and one of its ski and mountain lifestyle properties. The Company also terminated a hedge related to the indebtedness for one of these properties. Refer to Note 8, “Indebtedness” for additional information.

In May 2015, the Company initiated a process to call all of its senior unsecured notes with an outstanding principal amount of $318.3 million at a premium of 103.625%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2014. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.

Cautionary Note Regarding Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the for the three months ended March 31, 2015 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s inability to identify a liquidity event or events, or other strategic alternatives or, even if identified, the Company’s inability to complete any such transaction or transactions on favorable terms or at all, and liquidation at less than the subscription price of the stock; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to maintain the Company’s REIT qualification; and the Company’s inability to protect its intellectual property and the value of its brand. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, the Company’s other quarterly reports on Form 10-Q and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at ww.cnllifestylereit.com.

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

GENERAL

CNL Lifestyle Properties, Inc. is a Maryland corporation incorporated on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally lease on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. We also engage third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. We define lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. When beneficial to our investment structure and as a result of tenant defaults, we engage third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. We also made loans (including mortgage, mezzanine and other loans) generally collateralized by interests in real estate. We engaged CNL Lifestyle Advisor Corporation (the “Advisor”) as our Advisor to provide management, acquisition, disposition, advisory and administrative services.

Our principal business objectives included investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We built a portfolio of properties that we considered to be well-diversified by region, asset type and operator. In March 2014, we engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist management and the board of directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the listing of our common stock. See “Our Exit Strategy” below for additional information.

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

We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for an exit strategy. In connection with these objectives, in March 2014, we engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist management and the board of directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the Listing of our common stock. In connection with this process, during 2014 (i) we sold our entire golf portfolio (consisting of 48 properties) and our multi-family development property, (ii) entered into an agreement to sell our entire senior housing portfolio (consisting of 38 properties) for $790 million, and (iii) agreed on a plan to sell our marinas portfolio consisting of 17 properties. In February 2015, we entered into an agreement to sell one of our attractions properties for $140 million. In April 2015, we entered into a purchase and sale agreement to sell our unimproved land for its carrying value of $5.5 million and agreed to a plan to sell three attractions and a ski and mountain lifestyle property. In May 2015, we entered into a purchase and sale agreement for the sale of our marinas portfolio for approximately the carrying value of the assets.

In April 2015, we sold our 81.98% interest in the DMC Partnership, an unconsolidated joint venture, for $140 million to our co-venture partner, and in May 2015, we sold 37 of our 38 senior housing properties for $762.6 million. We expect to sell the last property by the end of 2015, subject to various conditions that must be satisfied or waived; and accordingly, there can be no assurance that the closing of the last property will not be further delayed, or will be consummated on current terms, or at all. We used the net proceeds from the sale of our 81.98% interest in the DMC Partnership to repay $112.5 million on our line of credit. Additionally, we used the net sales proceeds from these sales and other cash on hand to repay mortgage loans associated with the assets sold for $135.0 million and repaid $56.6 million of outstanding indebtedness collateralized by one of our attractions properties and one of our ski and mountain lifestyle properties. We also initiated a process to call all of our senior unsecured notes with a principal balance of $318.3 million at a premium of 103.625%. We expect to repay our senior unsecured notes in June 2015. A portion of existing and future sales proceeds may also be used to make a special distribution to stockholders; and/or make strategic capital expenditures to enhance certain of our remaining properties. We are evaluating the sale of other assets as part of our strategic alternatives.

As of May 13, 2015, we had a portfolio of 67 lifestyle properties, of which 24 properties had been classified as held for sale. When aggregated by initial purchase price, the portfolio was diversified as follows: approximately 45% in ski and mountain lifestyle, 40% in attractions, 11% in marinas, 1% in senior housing and 3% in additional lifestyle properties.

Portfolio Trends

A large number of the properties in our real estate portfolio are operated by third-party tenant operators under long-term triple-net leases for which we report rental income and are not directly exposed to the variability of property-level operating revenues and expenses. We also engage third-party managers to operate certain properties on our behalf for which we record the property-level operating revenues and expenses and are directly exposed to the variability of the property’s operations which impacts our results of operations. We believe that the financial and operational performance of our tenants and managers, and the general conditions of the industries within which they operate, provide indicators about our tenants’ health and their ability to pay contractually obligated rent. For example, positive growth in visitation and per capita spending may result in our receipt of additional percentage rent and, better rent coverage, while, conversely, declines may impact our tenants’ ability to pay rent to us.

The following table illustrates property level revenues and EBITDA reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties. We have only included property-level operating performance for consolidated properties in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled to receive cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We monitor the credit of our tenants by reviewing their rental payment history, timeliness of rent collections, their operational performance on our properties and by monitoring news and industry reports regarding our tenants and their underlying businesses. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented and have included information for both leased and managed properties. We have not included performance data on acquisitions made after January 1, 2014 because we did not own those properties during the entirety of all periods presented below. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes the performance of properties that are leased to third-party tenants. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

		Three Months Ended March 31,
	Number of	2015		2014		Increase (Decrease)
	Properties	Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA

Ski and mountain lifestyle	17	$219,046	$93,888	$241,579	$110,167	(9.3)%	(14.8)%
Attractions	24	26,578	(8,622)	23,483	(9,870)	13.2%	12.6%
Senior housing (2)	29	30,608	9,772	29,157	9,114	5.0%	7.2%
Marinas	17	5,910	1,468	5,289	1,248	11.7%	17.6%

	87	$282,142	$96,506	$299,508	$110,659	(5.8)%	(12.8)%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.
(2)	In May 2015, we sold all of the properties presented.

Overall, for the three months ended March 31, 2015, our tenants and managers reported to us a decrease in property-level revenue and EBITDA of 5.8% and 12.8%, respectively, as compared to the same period in the prior year. The decrease in property-level revenue was attributable to our ski and mountain lifestyle properties. Our ski and mountain lifestyle properties have seen mixed results this winter based on geographic region. Along the West Coast, record-breaking drought conditions continued for the third straight season in California, coupled with unusually low snowfall and warmer than average temperatures in the Pacific Northwest has significantly reduced skier visit volumes. In contrast, the Northeast saw ample snowfall and cold temperatures from numerous winter storm cycles, driving strong visitation though March. The Rocky Mountain region has seen a generally balanced season throughout, with skier visits in line with forecasted expectations.

The decrease in property-level revenue attributable to our ski and mountain lifestyle properties was partially offset by increases in our other portfolios. Through the first quarter of each year, most of our attractions properties are closed as they are generally seasonal operations that peak over the summer months. Six small amusement parks and one waterpark operate year round, and several waterparks operate for Spring Break in March. First quarter of 2015 performance at these parks has met expectations and exceeded prior year revenues by 13%. Although the attractions assets generally experience low volume in the first quarter, we are encouraged by the early season momentum we have experienced to date. Revenue increases are driven by improved marketing penetration, season pass upgrades, and favorable weather.

Revenue for our marinas portfolio is up 12% for the first quarter of 2015 as compared the same period of the prior year due to the fact that revenues and EBITDA during 2014 reflected lower sales and higher expenses related to transitioning these properties under property managers during 2014 as a result of the former tenants defaulting under their leases.

Additionally, our senior housing properties experienced an increase in revenue due to an increase in occupancy and revenue per occupied unit (“RevPOU”), particularly in our larger leased properties. The EBITDA in our senior housing properties also increased as a result of higher occupancy and RevPOU along with a reduction of certain expenses incurred in the first quarter of 2014 attributed to the winter storms during that period which were not incurred in the first quarter of 2015. As described above, we sold 37 of our 38 senior housing properties in May 2015. We expect to sell the remaining senior housing property before the end of 2015, subject to various conditions that must be satisfied or waived; and accordingly, there can be no assurance that the closing of the last property will not be further delayed, or will be consummated on current terms, or at all.

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

Bad Debt Expense and Loan Provisions

During 2014, one of our ski tenants with two leases on properties in the Pacific-West began experiencing financial difficulties and we recorded a loss on lease termination (representing the write-off of straight-line rents) during 2014. During 2015, this tenant has been unable to pay rent due to lower operating results from the continued low levels of snow accompanied by unusually warm weather. As a result, during the three months ended March 31, 2015, we reserved their outstanding rent related receivables and recorded bad debt expense of approximately $2.5 million due to uncertainty of collectability.

During the three months ended March 31, 2015, the borrower relating to one mortgage receivable, for which we restructured the mortgage loan during 2014, continued to experience financial difficulties. As a result of monitoring the borrower’s credit and the borrower having missed payments subsequent to March 31, 2015, the Company recorded the loan at its net realizable value at March 31, 2015 and in conjunction therewith, recorded a loan loss provision of $3.9 million.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for operating expenses, debt service and cash distributions to stockholders. Generally, our cash needs will be covered by cash generated from our investments including rental income, property operating income from managed properties, and distributions from our unconsolidated entities. To the extent we dispose of assets, we plan to use the net sales proceeds to retire indebtedness, make special distributions to our stockholders, or to enhance existing assets. If we decide to acquire additional assets, our primary source of funds will be from property dispositions and borrowings.

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

Cash Flows. Our primary sources of cash include rental income from operating leases, property operating revenues, distributions from our unconsolidated entities, proceeds from sales of properties and borrowings under our revolving line of credit, offset by payments made for operating expenses, including property operating expenses, asset management fees to our Advisor, debt service payments (principal and interest), and real estate investments (including acquisitions and capital expenditures). The following is a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014

Cash at beginning of period	$136,985	$71,574
Cash provided from (used in):
Operating activities	36,075	37,560
Investing activities	(33,705)	(39,137)
Financing activities	(63,538)	16,502
Effect of foreign currency translation on cash	38	(9)

Cash at end of period	$75,855	$86,490

Sources of Liquidity and Capital Resources

Operating Activities. Net cash provided from operating activities decreased $1.5 million or 4.0% for the three months ended March 31, 2015 as compared to the same period in 2014. The change in operating activities for the three months ended March 31, 2015 as compared to same period in 2014 is primarily attributable to a reduction in rental revenue due to the sale of 49 properties in the second half of 2014. The decreases were partially offset by an increase in “same-store” net operating income from managed properties.

Distributions from Unconsolidated Entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. As of March 31, 2015, we had investments in eight properties through two unconsolidated joint ventures, of which one property was classified as held for sale. For the three months ended March 31, 2015, we received distributions of approximately $5.6 million (of which $2.9 million related to the DMC Partnership) as compared to approximately $3.1 million (of which $2.9 million related to the DMC Partnership) for the same period in 2014. Distributions from unconsolidated entities will significantly decrease going forward due to the April 2015 sale of our 81.98% interest in the DMC Partnership to our co-venture partner.

The Intrawest Venture is working with the Canada Revenue Agency to resolve matters related to one of its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $13.0 million. However, the Intrawest Venture believes the more likely than not resolution will be approximately $1.5 million. As such, an accrual of $1.5 million has been reflected in the financial information of the Intrawest Venture.

Distribution Reinvestment Plan. For the three months ended March 31, 2014, we received aggregate proceeds of approximately $13.6 million (representing 2.0 million shares) through our distribution reinvestment plan (the “DRP”). In September 2014, our board of directors approved the suspension of our DRP, effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares of our common stock. We did not receive proceeds from the DRP for the three months ended March 31, 2015.

Uses of Liquidity and Capital Resources

Investments in unconsolidated entities. During the three months ended March 31, 2015, we contributed approximately $19.4 million to the Intrawest Venture and the Intrawest Venture repaid its mortgage loan of approximately $19.4 million, which was scheduled to mature in January 2015.

Indebtedness. We have borrowed and, subject to our goal of providing liquidity to our shareholders, may continue to borrow money to fund ongoing enhancements to our portfolio, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities to avoid distribution volatility. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of March 31, 2015, our leverage ratio, calculated as total indebtedness over total assets, was 43.8% (47.3% including our share of unconsolidated assets and debts).

During the three months ended March 31, 2015, we paid $6.5 million in scheduled principal payments under our mortgage loans and we repaid $40.0 million of our revolving line of credit. As of March 31, 2015, our revolving line of credit had an outstanding principal balance of $112.5 million. As of the date of this filing, we had used proceeds from the sale of our interest in the DMC Partnership to repay the outstanding balance of $112.5 million of our revolving line of credit.

Certain of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total assets ratio and limitations on distributions except to maintain our REIT status. In addition, under the terms of the indenture governing our senior notes which place certain limitations on us and certain of our subsidiaries, cash distributions may not exceed 95% of the adjusted funds from operations as defined in the indenture. We were in compliance with all applicable provisions as of March 31, 2015 other than for one loan with an outstanding principal balance of approximately $43 million as to which we had not met a minimum tangible net worth calculation requirement as of March 31, 2015. In May 2015, the Company repaid this loan in full with a portion of the proceeds from the sale of our 81.98% interest in the DMC Partnership and a portion of the proceeds from the sale of 37 of its 38 senior housing properties. We also used proceeds from these sales to repay $14 million of outstanding indebtedness collateralized by one of our ski and mountain lifestyle properties.

In May 2015, the Company initiated a process to call all of its senior unsecured notes with an outstanding principal amount of $318.3 million at a premium of 103.625%. We expect to repay our senior unsecured notes in June 2015.

Acquisitions and Capital Expenditures. During the three months ended March 31, 2015 and 2014, we funded approximately $12.4 million and $19.2 million, respectively, in capital improvements at our properties. The decrease in amounts funded for capital improvements is primarily attributable to the sale of 49 properties in the second half of 2014.

Related Party Arrangements. Through March 31, 2014, our Advisor received fees and compensation in connection with the acquisition, management and sale of our assets. In March 2014, our Advisor amended the advisory agreement, effective April 1, 2014, to eliminate acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce asset management fees to 0.075% monthly (or 0.90% annually), down from 0.083% monthly (or 1.00% annually), of average invested assets. Amounts incurred relating to these transactions were approximately $6.2 million and $10.4 million for the three months ended March 31, 2015 and 2014, respectively. Our Advisor and its affiliates were also entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our acquisitions and operating activities. Reimbursable expenses for the three months ended March 31, 2015 and 2014 were approximately $1.4 million and $1.8 million, respectively. Of these amounts, approximately $0.6 million and $0.5 million are included in due to affiliates in the unaudited condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended March 31, 2015 and 2014, operating expenses did not exceed the Expense Cap.

Common Stock Redemptions. Prior to September 2014, our redemption plan provided for redemptions of our common stock at certain prices as set forth in the redemption plan. In September 2014, our Board approved the suspension of our redemption plan effective as of September 26, 2014. For the three months ended March 31, 2014, redemptions were approximately $3.0 million (0.4 million shares). No shares were redeemed during the three months ended March 31, 2015.

Distributions. We declare and pay distributions on a quarterly basis. The amount of distributions declared to our stockholders is determined by our board of directors and is dependent upon a number of factors, including:

•	Sources of cash available for distribution such as expected cash flows from operating activities, funds from operations (“FFO”), modified funds from operations (“MFFO”) and Adjusted EBITDA from Continuing Operations;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions;

•	Needs for capital expenditures in our portfolio; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

We have and may continue to use borrowings to fund a portion of our distributions in order to avoid distribution volatility. In March 2015, our board of directors approved our 2014 estimated net asset value (the “2014 NAV”) of $5.20 per share as of December 31, 2014 and reduced distributions per share to $0.05 from $0.1063 per share on a quarterly basis. The distributions of $0.05 per share represented an annualized yield of 3.8% on our revised estimated 2014 NAV. The reduction in distributions was the result of selling our golf portfolio and other individual assets, the repayment of two mortgage notes receivable in 2014, the expected sale of our senior housing portfolio and other assets in 2015, and the associated impact of such sales on our operating cash flows. These transactions have and will result in a reduction to our future cash flows from operations, earnings before interest, taxes, depreciation and amortization and our modified funds from operations (“MFFO”).

During the three months ended March 31, 2015 and 2014, we paid $16.3 million and $20.7 million, respectively, in distributions, net of proceeds received under our dividend reinvestment plan (“DRP”). Even though the distribution per share were reduced for the three months ended March 31, 2015, we used more cash during 2015 to pay our distributions because we did not receive proceeds from our DRP as a result of suspending the DRP plan effective with the September 2014 distribution. Our cash flows from operating activities covered 100% of distributions paid for each of the three months ended March 31, 2015 and 2014.

The following table presents total distributions declared including cash distributions, distributions reinvested and distributions per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

					Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (2)	Net Cash Distributions	Cash Flow From Operating Activities (1)

2015 Quarter
First	$0.0500	$16,259	$—	$16,259	$36,075

2014 Quarter
First	$0.1063	$34,278	$13,627	$20,651	$37,560

FOOTNOTES:

(1)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with debt financings as opposed to operating cash flows. The Board also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(2)	In September 2014, our Board suspended the DRP and beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares of our common stock.

Our cash flows from operating activities will fluctuate due to the seasonality of certain properties. As such, we anticipate cash flows from operating activities to increase during the third quarter to reflect the peak seasonal period of our attractions properties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2014 for a summary of our Significant Accounting Policies.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

RESULTS OF OPERATIONS

As of March 31, 2015 and 2014, we had invested in 105 and 145 properties, respectively, through the following investment structures:

	March 31,
	2015	2014
Wholly-owned:
Leased properties	42	73
Managed properties (1)(2)	54	63
Unimproved land	1	1
Unconsolidated joint ventures: (3)
Leased properties	8	8

	105	145

FOOTNOTES:

(1)	As of March 31, 2015 and 2014, wholly-owned managed properties are as follows:

	March 31,
	2015	2014
Ski & mountain lifestyle	1	1
Golf	—	13
Attractions	16	15
Senior housing	20	20
Marinas	17	13
Additional lifestyle	—	1

	54	63

(2)	Under applicable tax regulations, certain properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of March 31, 2015 and 2014, 30 and 38 properties, respectively, were temporarily managed and 24 and 25 properties were indefinitely managed under management agreements, respectively.
(3)	In May 2015, we sold our 81.98% interest in the DMC Partnership, which held one property. See “Distributions from Unconsolidated Entities” for additional information.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

During the three months ended March 31, 2015 and 2014, the results of 50 real estate investment properties contributed to income from continuing operations. As of March 31, 2015, the results of operations for 55 properties held for sale as of March 31, 2015 along with the results of operations of properties sold during 2014 (which included 48 golf properties and one multi-family property) are included in income from discontinued operations in the accompanying statements of operations for all periods presented.

Rental income from operating leases. Rental income for the three months ended March 31, 2015 decreased by approximately $0.5 million, as compared to the same period in 2014. Additional billings permitted under our leases calculated as a percent of ski property level operating revenues generated by our tenants declined by approximately $1 million due to lower levels of snow particularly in the Pacific West. This decline was partially offset by an increase in revenues attributed to capital improvements made at our attractions that resulted in higher lease basis, which increased rent due from our tenants. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties excluding properties that have been classified as assets held for sale (in thousands):

	Three Months Ended March 31,
Properties Subject to Operating Leases	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$29,321	$30,335	$(1,014)	(3.3%)
Attractions	6,686	6,197	489	7.9%

Total	$36,007	$36,532	$(525)	(1.4%)

As of March 31, 2015 and 2014, the weighted-average lease rate for our portfolio of wholly-owned leased properties (excluding assets held for sale) was 10.2% and 9.9%, respectively. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio may fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

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

	Three Months Ended March 31,
Properties Operated by Third-Party Managers	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$19,626	$18,374	$1,252	6.8%
Attractions	15,456	14,341	1,115	7.8%

Total	$35,082	$32,715	$2,367	7.2%

As of March 31, 2015 and 2014, we had a total of 17 and 16 managed properties (excluding properties that we classified as assets held for sale), respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues is primarily attributable to our Mount Washington Resort which continues to experience increased occupancy and high revenue per available room (“RevPAR”) as a result of renovations and enhancements we have made at the property and operational strategies that have been implemented, as well as strong group and conference business.

Interest income on mortgages and other notes receivable. For the three months ended March 31, 2015, we earned interest income of approximately $0.9 million, as compared to $3.1 million for the three months ended March 31, 2014. The decrease is due to $88.4 million in principal received subsequent to the first quarter of 2014.

Property operating expenses. Property operating expenses increased primarily due to repair and maintenance expenses and the increased visitation at our attractions properties. The following information summarizes the expenses of our properties that are operated by third-party managers (in thousands):

	Three Months Ended March 31,
Properties Operated by Third-Party Managers	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$13,181	$13,902	$(721)	(5.2%)
Attractions	23,857	22,792	1,065	4.7%

Total	$37,038	$36,694	$344	0.9%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% prior to April 1, 2014 and 0.075% effective April 1, 2014 of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the three months ended March 31, 2015 and 2014, asset management fees to our Advisor were approximately $4.4 million and $5.2 million, respectively. The decrease in such fees is primarily attributable to the reduction in asset fee rates described above.

General and administrative. General and administrative expenses totaled approximately $4.0 million for each of the three months ended March 31, 2015 and 2014.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the three months ended March 31, 2015 and 2014, ground lease and land permit fees were approximately $3.4 million and $3.3 million, respectively.

Acquisition fees and costs. Acquisition fees were paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and were generally 3% of gross offering proceeds including proceeds from our

DRP. Acquisition fees and costs totaled approximately $0.6 million for the three months ended March 31, 2014. There were no acquisition fees and costs for the three months ended March 31, 2015 as there were no acquisitions completed or in progress during the period.

Other operating expenses. Other operating expenses were approximately $0.6 million for each of the three months ended March 31, 2015 and 2014.

Bad debt expense. Bad debt expense totaled approximately $2.5 million and $4 thousand for the three months ended March 31, 2015 and 2014, respectively. The increase is related to one of our ski tenants with two leases on properties in the Pacific-West experiencing financial difficulties as a result of lower operating results from the low levels of snow accompanied by unusually warm weather.

Loan loss provision. Loan loss provision was approximately $3.9 million for the three months ended March 31, 2015. This related to a borrower on one of our mortgage note receivables who continues to experience financial difficulties and we recorded the loan at its net realizable value at March 31, 2015. There was no loan loss provision recorded during the three months ended March 31, 2014.

Depreciation and amortization. Depreciation and amortization expenses were approximately $23.1 million and $24.2 million for the three months ended March 31, 2015 and 2014, respectively.

Interest and other income (expense). Interest and other income was approximately $0.9 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $12.0 million and $14.2 million for the three months ended March 31, 2015 and 2014, respectively. The decrease is primarily attributable to pay down of approximately $133.3 million of indebtedness subsequent to March 31, 2014.

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
DMC Partnership	$2,767	$2,689	$78	2.9%
Intrawest Venture	794	1,610	(816)	(50.7%)

Total	$3,561	$4,299	$(738)	(17.2%)

Equity in earnings of unconsolidated entities decreased by approximately $0.7 million for the three months ended March 31, 2015 as compared to the same periods in 2014. The change was primarily due to depreciation and amortization expense recorded during the three months ended March 31, 2015, due to the reclassification of six Intrawest village retail properties from assets held for sale to held and used. There was no depreciation and amortization expenses recorded for these properties during the three months ended March 31, 2014. See Note 6. “Unconsolidated Entities” for additional information. Equity in earnings will decrease significantly going forward due to the sale of our 81.98% interest in the DMC Partnership in April 2015.

Discontinued operations. Income from discontinued operations was approximately $7.1 million for the three months ended March 31, 2015, as compared to a loss of approximately $(8.5) million for the three months ended March 31, 2014. The results of operations of 55 real estate properties classified as held for sale as of March 31, 2015, along with 49 properties sold during 2014, are reflected in discontinued operations for all periods presented. The positive income was primarily attributable to lower depreciation expense because in the first quarter of 2015, we ceased the depreciation and amortization on 55 properties related to our senior housing and marinas portfolios as a result of the properties being classified as held for sale. See Note 4. “Assets and Associated Liabilities Held for Sale, net and Discontinued Operations” for additional information.

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

The following table presents a reconciliation of net income or loss to FFO and MFFO for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014

Net loss	$(7,555)	$(20,353)
Adjustments:
Gain on sale of property
Discontinued operations	(139)	—
Depreciation and amortization
Continuing operations	23,112	24,202
Discontinued operations	—	12,657
Impairment of real estate assets (1)
Discontinued operations	—	3,314
Net effect of FFO adjustment from unconsolidated entities (2)	2,082	1,731

Total funds from operations	17,500	21,551

Acquisition fees and expenses (3)
Continuing operations	—	613
Discontinued operations	—	111
Straight-line adjustments for leases and notes receivable (4)
Continuing operations	(3,024)	(2,545)
Discontinued operations	—	(881)
Amortization of above/below market intangible assets and liabilities
Continuing operations	(16)	18
Discontinued operations	—	358
Loan loss provision
Continuing operations	3,940	—
Accretion of discounts/amortization of premiums
Continuing operations	1	3
MFFO adjustments from unconsolidated entities: (2)
Straight-line adjustments for leases and notes receivable (4)
Continuing operations	94	14
Amortization of above/below market intangible assets and liabilities
Continuing operations	(1)	12

Modified funds from operations	$18,494	$19,254

Weighted average number of shares of common stock Outstanding (basic and diluted)	325,184	322,639

FFO per share (basic and diluted)	$0.05	$0.07

MFFO per share (basic and diluted)	$0.06	$0.06

FOOTNOTES:

(1)	While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
(2)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.
(3)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expense relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Total FFO and FFO per share was approximately $17.5 million or $0.05 for the three months ended March 31, 2015, respectively, as compared to approximately $21.6 million or $0.07 for the same periods in 2014. The decrease in FFO and FFO per share is primarily attributable to (i) the loan loss provision recorded on one of our mortgage notes receivables to adjust the carrying value to net realizable value, (ii) bad debt expense recorded related to two ski properties, (iii) a decrease in rental income and net operating income from leased and managed properties due to the sale of our golf portfolio and our multi-family residential property and (iv) a decrease in interest income on mortgage notes receivable due to the collection of $83.5 million of principal outstanding that matured in 2014. The decreases were partially offset by (i) a decrease in interest expense primarily due to a decrease in weighted average debt outstanding, (ii) an increase in rental income from leased properties acquired after the first quarter of 2014 and an increase in “same-store” net operating income from managed properties primarily related to our attractions properties, and (iii) a decrease in asset management fees.

Total MFFO and MFFO per share was approximately $18.5 million or $0.06 for the three months ended March 31, 2015, respectively, as compared to approximately $19.3 million or $0.06 for the same periods in 2014. The decrease in MFFO and MFFO per share is primarily attributable to (i) bad debt expense recorded related to two ski properties, (ii) a decrease in rental income and net operating income from leased and managed properties due to the sale of our golf portfolio and our multi-family residential property and (iii) a decrease in interest income on mortgage notes receivable due to the collection of principal that matured in 2014. The decreases were partially offset by (i) a decrease in interest expense primarily due to a decrease in weighted average debt outstanding, (ii) an increase in rental payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) acquired after the first quarter of 2014 as well as in “same-store” net operating income from managed properties primarily related to our attractions properties, and (iii) a decrease in asset management fees.

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

Set forth below is a reconciliation of Adjusted EBITDA from Continuing Operations to net income (loss) (in thousands):

	Three Months Ended March 31,
	2015	2014

Net loss	$(7,555)	$(20,353)
(Gain) loss from discontinued operations	(7,052)	8,471
Interest and other (income) expense	(948)	(167)
Interest expense and loan cost amortization	12,009	14,164
Equity in earnings of unconsolidated entities (1)	(3,561)	(4,299)
Depreciation and amortization	23,112	24,202
Loan loss provision	3,940	—
Straight-line adjustments for leases and notes receivables (2)	(3,024)	(2,545)
Cash distributions from unconsolidated entities (1)	5,570	3,120

Adjusted EBITDA from Continuing Operations	$22,491	$22,593

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA from continuing operations for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA from continuing operations above.
(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments and reflect the actual cash receipts received by us from our tenants and borrowers.

Adjusted EBITDA from Continuing Operations was approximately $22.5 million for the three months ended March 31, 2015, as compared to approximately $22.6 million for the same period in 2014. The decrease was primarily attributable to (i) bad debt expense recorded related to two ski properties and (ii) a decrease in interest income on mortgage notes receivable due to the collection of $835 million of principal outstanding that matured in 2014. The decreases were partially offset by (i) an increase in “same-store” net operating income from managed properties primarily related to our attractions properties, (ii) an increase in distributions from unconsolidated entities and (iii) a reduction in asset management fees.

Off-Balance Sheet and Other Arrangements

In January 2015, we made a contribution of approximately $19.4 million to the Intrawest Venture and Intrawest Venture repaid its mortgage loan of approximately $19.4 million, which was scheduled to mature in January 2015. In April 2015, we sold our 81.98% interest in the DMC Partnership to our co-venture partner, which included $131.5 million of indebtedness related to the partnership.

Commitments, Contingencies and Contractual Obligations

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of March 31, 2015:

Contractual Obligations

For the three months ended March 31, 2015, our contractual obligations were not materially different from the amounts reported for the year ended December 31, 2014. See “Indebtedness” above for additional information. See our annual report on 10-K for the year ended December 31, 2014 for a summary of our contractual obligations.

Contingent Commitments

	Payments Due by Period (in thousands)
	2015	2016-2017	2018-2019	Thereafter	Total

Capital improvements (1)	$1,172	$4,500	$—	$—	$5,672

FOOTNOTE:

(1)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our fixed-rate mortgage and other notes receivable totaled $15.4 million and $19.4 million at March 31, 2015 and December 31, 2014, respectively. The estimated fair value of the mortgage notes receivable was approximately $15.4 million and $16.6 million, respectively, and is subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms.

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value

Fixed-rate debt	$6,629	$40,065	$91,046	$140,440	$43,683	$322,310	$644,173	$654,649
Variable-rate debt (2)	254,598	30,169	37,029	437	6,799	—	329,032	330,253

	$261,227	$70,234	$128,075	$140,877	$50,482	$322,310	$973,205	$984,902

	2015	2016	2017	2018	2019	Thereafter	Total

Weighted average fixed interest rate of maturities	5.55%	6.37%	6.03%	5.24%	3.85%	7.21%	6.31%
Average interest rate on variable debt(3)	LIBOR + 3.21%	LIBOR+ 3.50%	LIBOR + 3.50%	LIBOR + 3.30%	LIBOR + 3.30%

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2015. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of March 31, 2015, some of our variable-rate debt in mortgages and notes payable was hedged.
(3)	The 30-day LIBOR rate was approximately 0.18% at March 31, 2015.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.8 million for the three months ended March 31, 2015. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May, 2015.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.