Form 10-Q
period 2015-06-30
CNL LIFESTYLE PROPERTIES INC
filed 2015-08-14
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock outstanding as of August 12, 2015 was 325,183,002.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands except per share data)

	June 30, 2015	December 31, 2014

ASSETS

Real estate investment properties, net (including $63,974 and $67,789 related to consolidated variable interest entities, respectively)	$856,632	$882,089
Assets held for sale, net (including $89,254 and $103,753 related to consolidated variable interest entities, respectively)	282,549	968,641
Investments in unconsolidated entities	72,239	127,102
Cash	278,303	136,985
Deferred rent and lease incentives	51,845	47,307
Restricted cash	29,825	35,227
Other assets	19,228	29,091
Intangibles, net	17,647	18,011
Accounts and other receivables, net	19,743	20,398
Mortgages and other notes receivable, net	10,325	19,361

Total Assets	$1,638,336	$2,284,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $20,165 and $20,642 related to non-recourse debt of consolidated variable interest entities, respectively)	$189,528	$397,849
Senior notes, net of discount	—	316,846
Liabilities related to assets held for sale	14,510	171,745
Line of credit	—	152,500
Other liabilities	59,162	41,388
Accounts payable and accrued expenses	30,567	46,005
Due to affiliates	655	489

Total Liabilities	294,422	1,126,822

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued		—
Excess shares, $.01 par value per share 120 million shares authorized and unissued		—
Common stock, $.01 par value per share
One billion shares authorized; 349,084 shares issued and 325,183 and 325,184 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	3,252	3,252
Capital in excess of par value	2,863,833	2,863,839
Accumulated deficit	(273,583)	(494,129)
Accumulated distributions	(1,243,820)	(1,211,302)
Accumulated other comprehensive loss	(5,768)	(4,270)

Total Stockholders’ Equity	1,343,914	1,157,390

Total Liabilities and Stockholders’ Equity	$1,638,336	$2,284,212

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Rental income from operating leases	$27,044	$29,382	$63,051	$65,914
Property operating revenues	58,162	62,329	93,244	95,044
Interest income on mortgages and other notes receivable	453	2,946	1,356	6,079

Total revenues	85,659	94,657	157,651	167,037

Expenses:
Property operating expenses	52,021	54,465	89,059	91,159
Asset management fees to advisor	4,094	4,581	8,528	9,779
General and administrative	4,501	4,897	8,483	8,852
Ground lease and permit fees	1,959	2,332	5,393	5,651
Acquisition fees and costs	—	143	—	756
Other operating expenses	2,525	1,401	3,144	1,980
Bad debt expense	2,296	4	4,836	8
Loan loss provision	5,408	2,520	9,348	2,520
Depreciation and amortization	20,544	23,588	43,656	47,790

Total expenses	93,348	93,931	172,447	168,495

Operating income (loss)	(7,689)	726	(14,796)	(1,458)

Other income (expense):
Interest and other income	64	129	1,012	296
Interest expense and loan cost amortization	(8,735)	(15,204)	(20,744)	(29,368)
Loss on extinguishment of debt	(21,065)	(196)	(21,065)	(196)
Equity in earnings (loss) of unconsolidated entities	(783)	(526)	2,778	3,773

Total other expense	(30,519)	(15,797)	(38,019)	(25,495)

Loss from continuing operations	(38,208)	(15,071)	(52,815)	(26,953)
Income (loss) from discontinued operations (includes $2,613 and $3,027 amortization of loss and loss on termination of cash flow hedge for the quarter and six months ended June 30, 2014, respectively)	199,720	6,566	206,772	(1,905)

Net income (loss) before gain on sale of real estate and unconsolidated entity	161,512	(8,505)	153,957	(28,858)
Gain on sale of real estate	27,337	—	27,337	—
Gain from sale of unconsolidated entity	39,252	—	39,252	—

Net income (loss)	$228,101	$(8,505)	$220,546	$(28,858)

Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$0.09	$(0.05)	$0.04	$(0.08)
Discontinued operations	0.61	0.02	0.64	(0.01)

Net income (loss) per share	$0.70	$(0.03)	$0.68	$(0.09)

Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	324,197	325,183	323,424

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(UNAUDITED)

(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$228,101	$(8,505)	$220,546	$(28,858)
Other comprehensive income (loss):
Foreign currency translation adjustments	642	784	(1,830)	95
Changes in fair value of cash flow hedges:
Amortization of loss and loss on termination of cash flow hedges	180	3,017	180	3,431
Unrealized gain arising during the period	128	290	152	612

Total other comprehensive income (loss)	950	4,091	(1,498)	4,138

Total comprehensive income (loss)	$229,051	$(4,414)	$219,048	$(24,720)

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015 and the Year Ended December 31, 2014

(UNAUDITED)

(in thousands except per share data)

			Capital in Excess of Par Value			Accumulated Other Comprehensive Loss
	Common Stock						Total Stockholders’ Equity
	Number of Shares	Par Value		Accumulated Deficit	Accumulated Distributions

Balance at December 31, 2013	322,627	$3,226	$2,846,265	$(401,985)	$(1,073,422)	$(5,706)	$1,368,378
Subscriptions received for stock through public offering reinvestment plan	3,970	40	27,169	—	—	—	27,209
Redemption of common stock	(1,413)	(14)	(9,595)	—	—	—	(9,609)
Net loss	—	—	—	(92,144)	—	—	(92,144)
Distributions, declared and paid ($0.4252 per share)	—	—	—	—	(137,880)	—	(137,880)
Foreign currency translation adjustment	—	—	—	—	—	(2,933)	(2,933)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	3,486	3,486
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassification (Note 9)	—	—	—	—	—	883	883

Balance at December 31, 2014	325,184	3,252	2,863,839	(494,129)	(1,211,302)	(4,270)	1,157,390

Net income	—	—	—	220,546	—	—	220,546
Redemption of common stock	(1)	—	(6)	—	—	—	(6)
Distributions, declared and paid ($0.1000 per share)	—	—	—	—	(32,518)	—	(32,518)
Foreign currency translation adjustment	—	—	—	—	—	(1,830)	(1,830)
Amortization of loss on termination of cash flow hedge	—	—	—	—	—	180	180
Current period adjustment to recognize changes in fair value of cash flow hedges (Note 9)	—	—	—	—	—	152	152

Balance at June 30, 2015	325,183	$3,252	$2,863,833	$(273,583)	$(1,243,820)	$(5,768)	$1,343,914

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2015	2014

Operating activities:
Net cash provided by operating activities	$42,149	$76,757

Investing activities:
Acquisition of property	—	(53,050)
Capital expenditures	(27,894)	(44,065)
Proceeds from sale of real estate	743,110	73,453
Proceeds from sale of unconsolidated entity	139,501	—
Contribution to unconsolidated entity	(54,572)	—
Proceeds from insurance	1,710	—
Principal payments received on mortgage loans receivable	28	2,374
Changes in restricted cash	10,641	(4,434)
Other	—	(450)

Net cash provided by (used in) investing activities	812,524	(26,172)

Financing activities:
Redemption of common stock	(6)	(5,977)
Distributions to stockholders, net of reinvestments in 2014	(32,518)	(41,544)
Proceeds under line of credit	—	102,500
Proceeds from mortgage loans and other notes payable	—	50,702
Principal payments on line of credit	(152,500)	—
Principal payments on mortgage loans and senior notes	(526,032)	(100,145)
Principal payments on capital leases	(2,303)	(2,342)
Payments of entrance fee refunds	—	(1,257)
Payment of loan costs	—	(2,884)

Net cash used in financing activities	(713,359)	(947)

Effect of exchange rate fluctuations on cash	4	89

Net increase in cash	141,318	49,727

Cash at beginning of period	136,985	71,574

Cash at end of period	$278,303	$121,301

Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans by third party	$139,181	$—

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Lifestyle Properties, Inc. (the “Company”), was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax purposes. Various wholly-owned subsidiaries have been and will be formed by the Company for the purpose of acquiring and owning direct or indirect interests in real estate. The Company generally invests in lifestyle properties in the United States that are primarily leased on a long-term (generally five to 20-years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considers to be industry leading. The Company also leases properties to taxable REIT subsidiary (“TRS”) tenants and engages independent third-party managers to operate those properties. In the event of certain tenant defaults, the Company has also engaged third-party managers to operate properties on its behalf until they are re-leased. The Company has engaged CNL Lifestyle Advisor Corporation (the “Advisor”) as its Advisor to provide management, acquisition, disposition, advisory and administrative services.

As of June 30, 2015, the Company owned 66 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, senior housing, attractions, marinas and other lifestyle properties. Seven of these 66 properties were owned through one unconsolidated joint venture and three were located in Canada.

In March 2014, the Company engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist the Company’s management and its board of directors in actively evaluating various strategic alternatives to provide liquidity to the Company’s shareholders. In connection with this process, during 2014 the Company sold its entire golf portfolio (consisting of 48 properties) and its multi-family development property. Additionally, during the first six months of 2015, the Company (i) sold its 81.98% interest in the DMC Partnership for net sales proceeds of approximately $139.5 million to its co-venture partner, for a gain of approximately $39.3 million, (ii) sold 37 of its 38 senior housing properties and one of its attractions properties for aggregate net sales proceeds of approximately $743.1 million, which resulted in aggregate gains of approximately $233.5 million, (iii) entered into a purchase and sale agreement for the sale of the marinas portfolio for approximately its carrying value, (iv) entered into a letter of intent to sell its unimproved land, and (v) as of June 30, 2015, had a contract in place to sell its one remaining senior housing property and had a plan to sell three attraction properties and a ski and mountain lifestyle property.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter and six months ended June 30, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. For example, significant estimates and assumptions are made in connection with the analysis of real estate, equity method investments and impairments. Actual results could differ from those estimates.

Reclassifications — Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to current year presentation with no effect on previously reported net loss or equity. See Note 4. “Assets and Associated Liabilities Held for Sale, net of Discontinued Operations” for additional information.

Adopted Accounting Pronouncements — In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur on or after the effective date. As a result, no changes were made for properties classified as held for sale prior to January 1, 2015. Effective January 1, 2015, the Company adopted this ASU. This ASU impacts the determination of which property disposals qualify as discontinued operations, as well as requires additional disclosures about discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). This ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, expected to be deferred one year, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted using one of two retrospective application methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements — In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company will not early adopt ASU 2015-03 and has determined that the amendments will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

3.	Real Estate Investment Properties, net:

As of June 30, 2015 and December 31, 2014, real estate investment properties consisted of the following (in thousands):

	June 30, 2015	December 31, 2014

Land and land improvements	$415,743	$415,968
Leasehold interests and improvements	179,678	180,514
Buildings	273,651	273,210
Equipment	532,072	520,060
Less: accumulated depreciation and amortization	(544,512)	(507,663)

Total	$856,632	$882,089

For the quarter and six months ended June 30, 2015, the Company had depreciation and amortization expenses of approximately $20.3 million and $43.4 million, respectively, as compared to approximately $23.4 million and $47.4 million, respectively, for the quarter and six months ended June 30, 2014, excluding properties that the Company classified as discontinued operations.

4.	Assets and Associated Liabilities Held for Sale, net and Discontinued Operations:

Assets Held for Sale, net — The Company had 23 and 61 properties classified as assets held for sale as of June 30, 2015 and December 31, 2014, respectively. The following table presents the net carrying value of the properties classified as held for sale (in thousands):

	June 30, 2015	December 31, 2014

Land and land improvements	$61,847	$213,129
Leasehold interests and improvements	48,910	52,589
Building and building improvements	125,905	599,923
Equipment, net	31,357	59,345
Deferred rent and lease incentives	202	4,832
Other assets	6,464	10,919
Restricted cash	6,125	14,714
Intangibles, net	1,258	10,503
Accounts and other receivables, net	481	2,687

Total	$282,549	$968,641

Associated Liabilities Held for Sale — The following table presents the liabilities associated with the assets held for sale related to the senior housing properties (in thousands):

	June 30, 2015	December 31, 2014

Mortgages and other notes payable	$13,002	$152,655
Other liabilities	1,508	19,090

Total	$14,510	$171,745

During the six months ended June 30, 2015, the Company sold 37 of its 38 senior housing properties and received aggregate net sales proceeds of approximately $608.6 million, which resulted in a gain of approximately $206.2 million for financial reporting purposes. No disposition fee was payable to the Advisor on the sale of the senior housing properties. The third party buyer of the properties assumed $139.2 million of outstanding principal indebtedness collateralized by the senior housing properties that were sold.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

4.	Assets and Associated Liabilities Held for Sale, net and Discontinued Operations (continued):

In June 2015, the Company sold one of its attractions properties and received net sales proceeds of approximately $134.5 million, which resulted in a gain of approximately $27.3 million for financial reporting purposes. The Company did not pay the Advisor a disposition fee.

During the quarter and six months ended June 30 2015, the Company recorded approximately $7.7 million in impairment provisions related to the marinas properties to adjust their net carrying value to their revised estimated sales price, less closing costs.

Discontinued Operations — The Company classified the revenues and expenses related to all real estate properties sold in 2014, the 37 senior housing properties sold in May 2015, and the one senior housing and 17 marinas properties classified as assets held for sale as of December 31, 2014, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented.

The following table is a summary of income (loss) from discontinued operations for the quarter and six months ended June 30, 2015 and 2014 (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$17,733	$51,816	$48,014	$94,849
Expenses	(13,667)	(31,399)	(33,488)	(60,041)
Impairment provision	(7,749)	(129)	(7,749)	(3,442)
Depreciation and amortization	—	(7,510)	—	(20,167)

Operating income (loss)	(3,683)	12,778	6,777	11,199
Gain (loss) from sale of real estate	206,625	(73)	206,625	(70)
Gain (loss) on extinguishment of debt	(2,528)	2,603	(2,528)	2,603
Gain on insurance and retirements	329	—	468	—
Other expense	(1,023)	(8,742)	(4,570)	(15,637)

Income (loss) from discontinued operations	$199,720	$6,566	$206,772	$(1,905)

The Company accounted for the revenues and expenses related to one attractions property sold in June 2015, one undeveloped land, one ski and mountain lifestyle, and three attractions properties classified as held for sale, as income from continuing operations because the sale of these properties would not cause a strategic shift in the Company nor are they considered to have a major impact on the Company’s business; therefore, they do not qualify as discontinued operations under ASU 2014-08. However, the proposed disposition of the one ski and mountain lifestyle property will represent an individually significant disposition. The Company recorded net income (loss) from continuing operations of approximately $(1.5) million and $2.9 million for the quarter and six months ended June 30, 2015, respectively, and a net loss from continuing operations of $(4.4) million and $(2.1) million for the quarter and six months ended June 30, 2014, respectively, related to the one ski and mountain lifestyle property classified as held for sale.

5.	Intangibles, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	June 30, 2015 Net Book Value

In place leases	$11,537	$(4,716)	$6,821
Trade name (infinite-lived)	10,826	—	10,826

Total	$22,363	$(4,716)	$17,647

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

5.	Intangibles, net (continued):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	December 31, 2014 Net Book Value

In place leases	$11,584	$(4,399)	$7,185
Trade name (infinite-lived)	10,826	—	10,826

Total	$22,410	$(4,399)	$18,011

For the quarter and six months ended June 30, 2015, the Company had amortization expense of approximately $0.2 million and $0.3 million, respectively, as compared to approximately $0.2 million and $0.4 million for the quarter and six months ended June 30, 2014, respectively, excluding properties that the Company classified as discontinued operations.

6.	Unconsolidated Entities:

As of December 31, 2014, the Company held an ownership interest in the DMC Partnership of $104.4 million. The Company sold its 81.98% interest in the DMC Partnership in April 2015 and received net sales proceeds of approximately $139.5 million from its co-venture partner, which resulted in a gain of approximately $39.3 million for financial reporting purposes. No disposition fee was paid to the Advisor on the sale of the DMC Partnership. The Company accounted for its pro-rata share of the net earnings of its investment in the DMC Partnership as continuing operations because although the properties owned by the DMC Partnership were outliers compared to the other assets invested in by the Company, the sale of the Company’s interest in the DMC Partnership did not cause a strategic shift in the Company, and it was not considered to have a major impact on the Company’s business; therefore, it did not qualify as discontinued operations under ASU 2014-08.

As of December 31, 2014, the Company also held an 80% ownership interest in the Intrawest Venture. During the six months ended June 30, 2015, the Company contributed approximately $54.6 million to the Intrawest Venture and the Intrawest Venture repaid mortgage loans of approximately $54.6 million. In July 2015, the co-venture partner of the Intrawest Venture accepted the Company’s offer to acquire the co-venture partner’s 20% interest in the Intrawest Venture in accordance with the buy-sell provisions of the Intrawest Venture partnership agreement. The Company will own a 100% controlling interest in the Intrawest Venture once it acquires the remaining 20% interest from the co-venture partner.

The Intrawest Venture is working with the Canada Revenue Agency to resolve matters related to its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $12.9 million. However, the Intrawest Venture believes the more likely than not resolution will be approximately $1.6 million. As such, an accrual of $1.6 million has been reflected in the financial information of the Intrawest Venture.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

6.	Unconsolidated Entities (continued):

The following tables present financial information for the Company’s unconsolidated entities for the quarters and six months ended June 30, 2015 and 2014 (in thousands):

Summarized operating data:

	Quarter Ended June 30, 2015
	DMC Partnership(3)	Intrawest Venture		Total

Revenues	$2,290	$4,464		$6,754
Property operating expenses	(18)	(2,713)		(2,731)
Depreciation and amortization	(754)	(1,879)		(2,633)
Interest expense	(227)	(733)		(960)

Net income (loss)	$1,291	$(861)		$430

Income (loss) allocable to other venture partners (1)	$1,576	$(399	) (2)	$1,177

Loss allocable to the Company (1)	$(285)	$(462)		$(747)
Amortization of capitalized costs	(7)	(29)		(36)

Equity in loss of unconsolidated entities	$(292)	$(491)		$(783)

Distribution declared to the Company	$901	$1,072		$1,973

Distributions received by the Company	$3,698	$1,466		$5,164

	Quarter Ended June 30, 2014
	DMC Partnership	Intrawest Venture		Total

Revenues	$6,869	$4,856		$11,725
Property operating expenses	(93)	(2,696)		(2,789)
Depreciation and amortization	(2,250)	(4,337)		(6,587)
Interest expense	(1,918)	(1,418)		(3,336)

Net income (loss)	$2,608	$(3,595)		$(987)

Loss allocable to other venture partners (1)	$(220)	$(402	) (2)	$(622)

Income (loss) allocable to the Company (1)	$2,828	$(3,193)		$(365)
Amortization of capitalized costs	(108)	(53)		(161)

Equity in earnings (loss) of unconsolidated entities	$2,720	$(3,246)		$(526)

Distribution declared to the Company	$2,829	$492		$3,321

Distributions received by the Company	$2,797	$658		$3,455

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

6.	Unconsolidated Entities (continued):

	Six Months Ended June 30, 2015
	DMC Partnership(3)	Intrawest Venture		Total

Revenues	$10,743	$9,306		$20,049
Property operating expenses	(173)	(5,339)		(5,512)
Depreciation and amortization	(3,038)	(2,568)		(5,606)
Interest expense	(1,555)	(1,818)		(3,373)

Net income (loss)	$5,977	$(419)		$5,558

Income (loss) allocable to other venture partners (1)	$3,477	$(796	) (2)	$2,681

Income allocable to the Company (1)	$2,500	$377		$2,877
Amortization of capitalized costs	(25)	(74)		(99)

Equity in earnings of unconsolidated entities	$2,475	$303		$2,778

Distribution declared to the Company	$3,698	$4,551		$8,249

Distributions received by the Company	$6,558	$4,176		$10,734

	Six Months Ended June 30, 2014
	DMC Partnership	Intrawest Venture		Total

Revenues	$14,779	$9,838		$24,617
Property operating expenses	(264)	(5,182)		(5,446)
Depreciation and amortization	(4,452)	(4,337)		(8,789)
Interest expense	(3,834)	(2,648)		(6,482)

Net income (loss)	$6,229	$(2,329)		$3,900

Income (loss) allocable to other venture partners (1)	$604	$(799	) (2)	$(195)

Income (loss) allocable to the Company (1)	$5,625	$(1,530)		$4,095
Amortization of capitalized costs	(216)	(106)		(322)

Equity in earnings (loss) of unconsolidated entities	$5,409	$(1,636)		$3,773

Distribution declared to the Company	$5,626	$1,150		$6,776

Distributions received by the Company	$5,656	$919		$6,575

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its venture partner using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)	This amount includes the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.
(3)	On April 29, 2015, the Company completed the sale of its interest in the DMC Partnership as described above. As such, summarized operating data for the partnership is reported through April 29, 2015.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

7.	Mortgages and Other Notes Receivable, net:

During the six months ended June 30, 2015, the borrower relating to one mortgage receivable, for which the Company restructured the mortgage loan during 2014, continued to experience financial difficulties. Additionally, in July 2015, the Company entered into an agreement to receive an early repayment of one of its mortgage receivables at a discounted amount. The Company recorded the mortgage receivables at their net realizable values at June 30, 2015 and in conjunction therewith, recorded loan loss provisions of approximately $9.3 million during the six months ended June 30, 2015.

The estimated fair market value of the Company’s two mortgages and other notes receivable was approximately $10.3 million and $16.6 million as of June 30, 2015 and December 31, 2014, respectively, based on the fair value of the collateral or expected collectible amount as of June 30, 2015 and based on discounted cash flows at December 31, 2014. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts and other receivables approximates the carrying value as of June 30, 2015 and December 31, 2014 because of the relatively short maturities of the receivables.

8.	Indebtedness:

Line of Credit — During the six months ended June 30, 2015, the Company repaid approximately $152.5 million of principal and as of June 30, 2015, Company’s revolving line of credit did not have an outstanding principal balance. In June 2015, the Company extended the maturity date of its revolving line of credit to August 31, 2016, with an additional one year extension option, and reduced the borrowing capacity to $100 million.

Senior Unsecured Notes — In June 2015, the Company repaid all of its senior unsecured notes with an outstanding principal balance of $318.3 million at a premium of 103.625%. In connection with this repayment, the Company recorded a loss on extinguishment of debt of approximately $18.8 million.

Fixed and Variable Rate Debt — During the six months ended June 30, 2015, the Company repaid approximately $207.7 million of outstanding indebtedness prior to their scheduled maturity and recorded a loss on extinguishment of debt of approximately $4.8 million, which included a prepayment penalty of $1.3 million. Also, in connection with the sale of 37 of its 38 senior housing properties, the buyer of these properties assumed approximately $139.2 million of outstanding indebtedness collateralized by the senior housing properties that were sold.

Certain of the Company’s loans require the Company to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and limitations on distributions except as required to maintain the Company’s REIT status. The Company was in compliance with all applicable provisions as of June 30, 2015.

The estimated fair values of mortgages and other notes payable, including those related to assets held for sale, and the line of credit were approximately $205.1 million and $707.3 million as of June 30, 2015 and December 31, 2014, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair values of the senior notes was approximately $325.4 million as of December 31, 2014, based on prices traded for similar or identical instruments in active or inactive markets and were categorized as Level 2 on the three-level valuation hierarchy. The senior notes were repaid in June 2015 as described above. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of June 30, 2015 and December 31, 2014 because of the relatively short maturities of the obligations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

9.	Fair Value Measurements:

The Company had 19 investment properties that were classified as assets held for sale at June 30, 2015 and December 31, 2014, respectively, that were recorded at fair value less estimated costs to sell for each period presented. The Level 3 unobservable inputs used in determining the fair value of the real estate properties included negotiated sales prices with third party buyers, comparable sales transactions and information from potential buyers.

As of December 31, 2014, the Company had two hedges that qualified as highly effective and, accordingly, all of the change in value was reflected in other comprehensive income (loss). During the six months ended June 30, 2015, one of the loans was paid in full and the corresponding interest rate swap with an aggregate notional amount of approximately $14.2 million was terminated. As a result, the ineffective portion of the change in fair value resulting from the termination of the hedge included in other comprehensive loss in the accompanying condensed consolidated balance sheets was reclassified to interest expense and loan cost amortization in the accompanying condensed consolidated statements of operations in income (loss) from continuing operations for the quarter and six months ended June 30, 2015. As of June 30, 2015, the Company had one interest rate swap with a notional amount of approximately $8.2 million. Determining fair value and testing effectiveness of this financial instrument requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

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

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of June 30, 2015 and December 31, 2014, as follows (in thousands):

	Fair Value Measurement as of June 30, 2015	Level 1	Level 2	Level 3

Assets:
Assets held for sale carried at fair value	$118,113	$—	$—	$118,113

Liabilities:
Derivative instruments	$671	$—	$671	$—

	Fair Value Measurement as of December 31, 2014	Level 1	Level 2	Level 3

Assets:
Assets held for sale carried at fair value	$122,126	$—	$—	$122,126

Liabilities:
Derivative instruments	$1,002	$—	$1,002	$—

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

10.	Related Party Arrangements:

In March 2014, the Company’s Advisor amended its advisory agreement, effective April 1, 2014, to eliminate all acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce asset management fees to 0.075% monthly (or 0.90% annually) of invested assets.

For the quarters and six months ended June 30, 2015 and 2014, respectively, the Advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Acquisition fees:
Acquisition fees from distribution reinvestment plan (1)	$—	$—	$—	$319
Acquisition fees from debt proceeds (2)	—	—	—	1,521

Total	—	—	—	1,840

Asset management fees (3)	5,909	7,507	12,151	16,078

Reimbursable expenses: (4)
Acquisition costs	—	61	—	138
Operating expenses	1,723	1,791	3,129	3,503

Total	1,723	1,852	3,129	3,641

Total fees earned and reimbursable expenses	$7,632	$9,359	$15,280	$21,559

FOOTNOTES:

(1)	Amounts are recorded as acquisition fees and costs in the accompanying unaudited condensed consolidated statements of operations. Effective April 1, 2014, the Advisor eliminated this fee going forward.
(2)	Amounts are recorded as loan costs and are included as part of other assets in the accompanying unaudited condensed consolidated balance sheets. Effective April 1, 2014, the Advisor eliminated this fee going forward.
(3)	Amounts are recorded as asset management fees to Advisor including fees related to properties that are classified as assets held for sale that are included as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. Effective April 1, 2014, the asset management fees to Advisor were reduced as described above.
(4)	Amounts representing acquisition costs are recorded as part of acquisition fees and costs in the accompanying condensed consolidated statements of operations. Amounts representing operating expenses are recorded as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	June 30, 2015	December 31, 2014

Due to the Advisor and its affiliates:
Operating expenses	$655	$476
Acquisition fees and expenses	—	13

Total	$655	$489

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015

(UNAUDITED)

11.	Stockholders’ Equity:

Distribution Reinvestment Plan — For the six months ended June 30, 2014, the Company received aggregate proceeds of approximately $27.2 million (representing 4.0 million shares) through its DRP. On September 4, 2014, the Company’s board of directors approved the suspension of its DRP, effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares in the Company. The Company did not receive any proceeds through its DRP for the six months ended June 30, 2015.

Distributions — In March 2015, the Company’s board of directors reduced the quarterly distributions from $0.1063 per share to $0.05 per share to stockholders of record at the close of business on March 9, 2015. For the six months ended June 30, 2015 and 2014, the Company declared and paid distributions of approximately $32.5 million ($0.10 per share) and $68.7 million ($0.2126 per share), respectively.

12.	Supplemental Guarantor Information:

As of December 31, 2014, the Company had senior notes outstanding which were guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). As described in Note 8, “Indebtedness,” in June 2015, the Company repaid all of its senior unsecured notes with an outstanding principal amount of $318.3 million at a premium of 103.625%.

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

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the quarter and six months ended June 30, 2015 and 2014 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2014. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.

Cautionary Note Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2015 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: illiquidity of the investment, risks associated with the Company’s inability to identify a liquidity event or other strategic alternative or, if identified, the Company’s inability to complete such a transaction on favorable terms or at all, liquidation at less than the subscription price of the stock; the impact of regulations requiring periodic valuation of the Company on a per share basis, including the uncertainties inherent in such valuations and liquidation at less than the estimated net asset value; risks associated with the Company’s investment strategy; history of losses; no guarantee of distributions; reliance on the Company’s advisor and its affiliates, including, conflicts of interest, and the payment of substantial fees to the advisor and its affiliates; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to maintain the Company’s REIT qualification; and the Company’s inability to protect its intellectual property and the value of its brand. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s reports filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at ww.cnllifestylereit.com.

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

We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for an exit strategy. In connection with these objectives, in March 2014, we engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist management and the board of directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the Listing of our common stock. In connection with this process, during 2014 we sold our entire golf portfolio (consisting of 48 properties) and our multi-family development property. During the first six months of 2015, we (i) sold our 81.98% interest in the DMC Partnership for net sales proceeds of approximately $139.5 million to our co-venture partner, (ii) sold 37 of our 38 senior housing properties and one attractions properties for aggregate net sales proceeds of approximately $743.1 million, (iii) entered into a purchase and sale agreement for the sale of our marinas portfolio for approximately its carrying value, (iv) entered into a letter of intent for the sale of our unimproved land, and (v) as of June 30, 2015, had a contract in place to sell our one remaining senior housing property and had a plan to sell three attraction properties and a ski and mountain lifestyle property.

We used the net sales proceeds from the 2015 sales described above and other cash on hand to repay $152.5 million on our line of credit, repay $207.7 million in outstanding indebtedness and to repay all of our senior unsecured notes with a principal balance of $318.3 million at a premium of 103.625%. We intend to use a portion of existing net sales proceeds received from the sale of real estate during the six months ended June 30, 2015 and any net sales proceeds from the proposed sale of other properties during the remainder of 2015 to make a special distribution to stockholders by the end of 2015. We may also use a portion of these net sales proceeds to make strategic capital expenditures to enhance certain of our remaining properties and/or for other corporate purposes. We are evaluating the sale of other assets as part of our strategic alternatives.

As of August 12, 2015, we had a portfolio of 66 lifestyle properties, of which 23 properties had been classified as held for sale. When aggregated by initial purchase price, the portfolio was diversified as follows: approximately 48% in ski and mountain lifestyle, 35% in attractions, 12% in marinas, 2% in senior housing and 3% in additional lifestyle properties.

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

The following table illustrates property level revenues and EBITDA reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties. We have only included property-level operating performance for consolidated properties in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled to receive cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We monitor the credit of our tenants by reviewing their rental payment history, timeliness of rent collections, their operational performance on our properties and by monitoring news and industry reports regarding our tenants and their underlying businesses. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented and have included information for both leased and managed properties. We have not included performance data on acquisitions made after January 1, 2014 or properties sold during the periods presented because we did not own those properties during the entirety of all periods presented below. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes the performance of properties that are leased to third-party tenants. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

		Quarter Ended June 30,
	Number of Properties	2015		2014		Increase (Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA

Ski and mountain lifestyle	17	$39,838	$(11,443)	$39,340	$(13,485)	1.3%	15.1%
Attractions	22	80,623	22,694	73,603	17,069	9.5%	33.0%
Marinas(2)	17	9,166	2,692	9,212	3,162	(0.5)%	(14.9)%

Total	56	$129,627	$13,943	$122,155	$6,746	6.1%	106.7%

		Six Months Ended June 30,
	Number of Properties	2015		2014		Increase (Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA

Ski and mountain lifestyle	17	$258,884	$82,445	$280,919	$96,481	(7.8)%	(14.5)%
Attractions	22	107,132	17,593	97,008	10,479	10.4%	67.9%
Marinas(2)	17	15,076	4,160	14,501	4,426	4.0%	(6.0)%

Total	56	$381,092	$104,198	$392,428	$111,386	(2.9)%	(6.5)%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.
(2)	The marinas properties were held for sale as of June 30, 2015.

Overall, for the quarter ended June 30, 2015, our tenants and managers reported to us an increase in property-level revenue and EBITDA of 6.1% and 106.7%, respectively, as compared to the same period in the prior year. Our ski and mountain lifestyle properties experienced a slight increase as most properties in the Northeast extended their winter operating season into late April due to ample snow base remaining from successive winter storms. Summer operations at those Northeastern resorts got off to a slower than expected start due to a series of rainy weekends in May and June. Most resorts in the Pacific West had ceased winter operations by early April due to below-average snowfall levels; however summer operations for properties in that region began ahead of schedule for the same reason. Tight labor controls, reduced variable operating costs from curtailed operations in the Pacific West, and favorable timing of other expenses also helped improve EBITDA for our ski and mountain lifestyle properties. Our attractions properties also experienced an increase in revenues primarily as a result of favorable dry weather at certain of our attractions properties resulting in increased attendance.

Overall, for the six months ended June 30, 2015, our tenants and managers reported to us a decrease in property-level revenue and EBITDA of (2.9)% and (6.5)%, respectively, as compared to the same period in the prior year. The decrease in property-level revenue and EBITDA was primarily attributable to our ski and mountain lifestyle properties, which saw mixed results for the 2014-15 winter season based on geographic region. Along the West Coast, record-breaking drought conditions continued for the third straight season in California, coupled with unusually low snowfall and warmer than average temperatures in the Pacific Northwest which significantly reduced skier visit volumes, and permitted some resorts to open only on an exceptionally limited basis. In contrast, the Northeast saw ample snowfall and cold temperatures from numerous winter storm cycles, driving strong visitation though April. The Rocky Mountain region saw a balanced if not moderately strong season throughout, with skier visits in line with forecasted expectations.

The decrease in property-level revenue attributable to our ski and mountain lifestyle properties was partially offset by increases in our attractions properties. Year-to-date, our attractions properties exhibited an increase primarily due to favorable dry weather at certain of our attractions properties resulting in increased attendance.

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

Bad Debt Expense, Loan Provisions and Impairments

During 2014, one of our ski tenants with two leases on properties in the Pacific-West began experiencing financial difficulties and we recorded a loss on lease termination (representing the write-off of straight-line rents) during 2014. During 2015, this tenant has been unable to pay rent due to lower operating results from the continued low levels of snow accompanied by unusually warm weather. As a result, during the six months ended June 30, 2015, we reserved their outstanding rent related receivables and recorded bad debt expense of approximately $4.8 million due to uncertainty of collectability.

During the six months ended June 30, 2015, the borrower relating to one mortgage receivable, for which we restructured the mortgage loan during 2014, continued to experience financial difficulties. Additionally, in July 2015, we entered into an agreement to receive an early repayment of one of our mortgage receivables. We recorded the mortgage receivables at their net realizable values at June 30, 2015 and in conjunction therewith, recorded loan loss provisions of $9.3 million during the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for operating expenses, debt service and cash distributions to stockholders. Generally, our cash needs will be covered by cash generated from our investments including rental income, property operating income from managed properties, and distributions from our unconsolidated entities. To the extent we dispose of assets, we plan to use the net sales proceeds to retire indebtedness, make special distributions to our stockholders, to enhance existing assets or use for other corporate purposes.

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

Cash Flows. Our primary sources of cash include rental income from operating leases, property operating revenues, distributions from our unconsolidated entities, proceeds from sales of properties and borrowings under our revolving line of credit, offset by payments made for operating expenses, including property operating expenses, asset management fees to our Advisor, debt service payments (principal and interest), investments in unconsolidated entities, distributions and real estate investments (including acquisitions and capital expenditures). The following is a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014

Cash at beginning of period	$136,985	$71,574
Cash provided by (used in):
Operating activities	42,149	76,757
Investing activities	812,524	(26,172)
Financing activities	(713,359)	(947)
Effect of foreign currency translation on cash	4	89

Cash at end of period	$278,303	$121,301

Sources of Liquidity and Capital Resources

Operating Activities. Net cash provided from operating activities decreased $34.6 million or 45% for the six months ended June 30, 2015 as compared to the same period in 2014. The change in operating activities for the six months ended June 30, 2015 as compared to same period in 2014 is primarily attributable to the sale of 81 properties, net of acquisitions, subsequent to June 30, 2014.

Proceeds from Sales of Real Estate and an Unconsolidated Entity. As described above in “Our Exit Strategy”, we engaged Jefferies LLC to assist management and our Board of Directors in actively evaluating various strategic opportunities including the sale of our assets. During the six months ended June 30, 2015, we received aggregate net sales proceeds of approximately $743.1 million from the sale of 37 senior housing properties and one attractions property. We also received net sales proceeds of approximately $139.5 million from the sale of our 81.98% interest in the DMC Partnership, an unconsolidated entity. We used the net sales proceeds from these sales to pay down indebtedness, as further described below under “Uses of Liquidity and Capital Resources - Indebtedness”. During the six months ended June 30, 2014, we received net sales proceeds of approximately $73.5 million from the sale of our multi-family residential property. As described above under “Our Exit Strategy”, as of the date of this filing, we had (i) entered into a purchase and sale agreement for the sale of our marinas portfolio for approximately its carrying value, (ii) entered into a letter of intent for the sale of our unimproved land, (iii) had a contract in place to sell our one remaining senior housing property and (iv) had a plan to sell three attraction properties and a ski and mountain lifestyle property. We intend to use a portion of existing net sales proceeds received from the sale of real estate during the six months ended June 30, 2015 and any net sales proceeds from the proposed sale of other properties during the remainder of 2015 to make a special distribution to stockholders by the end of 2015. We may also use a portion of these net sales proceeds to make strategic capital expenditures to enhance certain of our remaining properties and/or for other corporate purposes.

Distributions from Unconsolidated Entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. As of December 31, 2014, we owned an 81.98% interest in the DMC Partnership and an 80% interest in the Intrawest Venture. In April 2015, we sold our 81.98% interest in the DMC Partnership to our co-venture partner and received net sales proceeds of approximately $139.5 million. For the six months ended June 30, 2015, we received distributions of approximately $10.7 million (of which $6.6 million related to the DMC Partnership) as compared to approximately $6.6 million (of which $5.7 million related to the DMC Partnership) for the same period in 2014. Distributions from our Intrawest Venture increased for the six months ended June 30, 2015, due to the payment of interest under the intercompany loan being treated as a distribution for financial reporting purposes. Distributions from unconsolidated entities will significantly decrease going forward due to the sale of our interest in the DMC Partnership.

Distribution Reinvestment Plan. For the six months ended June 30, 2014, we received aggregate proceeds of approximately $27.2 million (representing 4.0 million shares) through our distribution reinvestment plan (the “DRP”). In September 2014, our board of directors approved the suspension of our DRP, effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares of our common stock. We did not receive proceeds from the DRP for the six months ended June 30, 2015.

Uses of Liquidity and Capital Resources

Investments in unconsolidated entities. During the six months ended June 30, 2015, we contributed approximately $54.6 million to the Intrawest Venture and the Intrawest Venture repaid two mortgage loans of approximately $54.6 million, which were scheduled to mature in January 2015 and June 2015.

Indebtedness. We have borrowed and, subject to our goal of providing liquidity to our shareholders, may continue to borrow money to fund ongoing enhancements to our portfolio, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities to avoid distribution volatility. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of June 30, 2015, our leverage ratio, calculated as total indebtedness over total assets, was 12.4%.

During the six months ended June 30, 2015, we paid $8.9 million in scheduled principal payments under our mortgage loans. We also used net sales proceeds from the sales of real estate and our interest in an unconsolidated entity and repaid $135.0 million of outstanding indebtedness collateralized by the senior housing properties sold, repaid $63.8 million of outstanding indebtedness collateralized by two attractions properties and one ski and mountain lifestyle property, repaid all of our senior unsecured notes with an outstanding principal amount of $318.3 million at a premium of 103.625%, and repaid $152.5 million of our revolving line of credit. In June 2015, we extended the maturity of our revolving line of credit to August 31, 2016, with an additional year extension option, and reduced the borrowing capacity to $100 million. As of June 30, 2015, our revolving line of credit did not have an outstanding principal balance.

Certain of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and limitations on distributions except to maintain our REIT status. We were in compliance with all applicable provisions as of June 30, 2015.

Acquisitions and Capital Expenditures. We did not have any acquisitions during the six months ended June 30, 2015 but funded approximately $27.9 million in capital improvements at our properties. During the six months ended June 30, 2014, we acquired four senior housing properties for an aggregate purchase price of approximately $53.1 million and funded approximately $44.1 million in capital improvements at our properties.

Related Party Arrangements. Through March 31, 2014, our Advisor received fees and compensation in connection with the acquisition, management and sale of our assets. In March 2014, our Advisor amended the advisory agreement, effective April 1, 2014, to eliminate acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce asset management fees to 0.075% monthly (or 0.90% annually), down from 0.083% monthly (or 1.00% annually), of average invested assets. Amounts incurred relating to these transactions were approximately $12.2 million and $16.1 million for the six months ended June 30, 2015 and 2014, respectively. Our Advisor and its affiliates were also entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our acquisitions and operating activities. Reimbursable expenses for the six months ended June 30, 2015 and 2014 were approximately $3.1 million and $3.6 million, respectively. Of these amounts, approximately $0.7 million and $0.5 million are included in due to affiliates in the unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended June 30, 2015 and 2014, operating expenses did not exceed the Expense Cap.

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

We have and may continue to use borrowings to fund a portion of our distributions in order to avoid distribution volatility. In March 2015, our board of directors approved our 2014 estimated net asset value (the “2014 NAV”) of $5.20 per share as of December 31, 2014 and reduced distributions per share to $0.05 from $0.1063 per share on a quarterly basis. The distributions of $0.05 per share represented an annualized yield of 3.8% on our revised estimated 2014 NAV. The reduction in distributions was the result of selling our golf portfolio and other individual assets, the repayment of two mortgage notes receivable in 2014, the expected sale of our senior housing portfolio and other assets in 2015, and the associated impact of such sales on our operating cash flows. The transactions not yet completed are expected to result in additional reductions to our future cash flows from operations, earnings before interest, taxes, depreciation and amortization and our modified funds from operations (“MFFO”), which may result in additional reductions to distributions.

During the six months ended June 30, 2015 and 2014, we paid $32.5 million and $41.5 million, respectively, in distributions, net of proceeds received under our dividend reinvestment plan (“DRP”). Our cash flows from operating activities covered 100% of distributions paid for each of the six months ended June 30, 2015 and 2014.

The following table presents total distributions declared including cash distributions, distributions reinvested and distributions per share for the quarters and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

					Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (2)	Net Cash Distributions	Cash Flow From Operating Activities (1)

2015 Quarter
First	$0.0500	$16,259	$—	$16,259	$36,075
Second	0.0500	16,259	—	16,259	6,074

Total	$0.1000	$32,518	$—	$32,518	$42,149

2014 Quarter
First	$0.1063	$34,278	$13,627	$20,651	$37,560
Second	0.1063	34,442	13,549	20,893	39,197

Total	$0.2126	$68,720	$27,176	$41,544	$76,757

FOOTNOTES:

(1)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with subscription proceeds and other financing sources as opposed to operating cash flows. The Board also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(2)	In September 2014, our Board suspended the DRP and beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares of our common stock.

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

RESULTS OF OPERATIONS

As of June 30, 2015 and 2014, we had invested in 66 and 148 properties, respectively, through the following investment structures:

	June 30,
	2015	2014
Wholly-owned:
Leased properties	25	72
Managed properties (1)(2)	33	67
Unimproved land	1	1
Unconsolidated joint ventures: (3)
Leased properties	7	8

	66	148

FOOTNOTES:

(1)	As of June 30, 2015 and 2014, wholly-owned managed properties are as follows:

	June 30,
	2015	2014
Ski & mountain lifestyle	1	1
Golf	—	13
Attractions	15	16
Senior housing	—	20
Marinas	17	17

	33	67

(2)	Under applicable tax regulations, certain properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of June 30, 2015 and 2014, 29 and 43 properties, respectively, were temporarily managed and four and 24 properties were indefinitely managed under management agreements, respectively.
(3)	In April 2015, we sold our 81.98% interest in the DMC Partnership, which held one property. See “Distributions from Unconsolidated Entities” for additional information.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

During the quarters and six months ended June 30, 2015, the results of 50 real estate investment properties contributed to income from continuing operations, as compared to 45 real estate investment properties during the same periods of 2014. As of June 30, 2015, the results of operations for 18 properties held for sale as of June 30, 2015 along with the results of operations of 49 properties sold during 2014 and the 37 senior housing properties sold during 2015 are included in income from discontinued operations in the accompanying statements of operations for all periods presented.

Rental income from operating leases. Rental income for the quarter and six months ended June 30, 2015 decreased by approximately $2.3 million and $2.9 million, respectively, as compared to the same period in 2014. Additional billings permitted under our leases calculated as a percent of ski property level operating revenues generated by our tenants declined by approximately $3.5 million during the six months ended June 30, 2015, due to lower levels of snow particularly in the Pacific West. This decline was partially offset by an increase in revenues attributed to capital improvements made at our attractions that resulted in higher lease basis, which increased rent due from our tenants. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties excluding properties that have been classified as discontinued operations (in thousands):

	Quarter Ended June 30,
Properties Subject to Operating Leases	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$19,298	$21,902	$(2,604)	(11.9)%
Attractions	7,746	7,480	266	3.6%

Total	$27,044	$29,382	$(2,338)	(8.0)%

	Six Months Ended June 30,
Properties Subject to Operating Leases	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$48,620	$52,238	$(3,618)	(6.9)%
Attractions	14,431	13,676	755	5.5%

Total	$63,051	$65,914	$(2,863)	(4.3)%

As of June 30, 2015 and 2014, the weighted-average lease rate for our portfolio of wholly-owned leased properties (excluding assets held for sale) was 10.2%. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio may fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

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

	Quarter Ended June 30,
Properties Operated by Third-Party Managers	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$8,351	$7,580	$771	10.2%
Attractions	49,811	54,749	(4,938)	(9.0)%

Total	$58,162	$62,329	$(4,167)	(6.7)%

	Six Months Ended June 30,
Properties Operated by Third-Party Managers	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$27,977	$25,954	$2,023	7.8%
Attractions	65,267	69,090	(3,823)	(5.5)%

Total	$93,244	$95,044	$(1,800)	(1.9)%

As of June 30, 2015 and 2014, we had a total of 12 managed properties (excluding properties that we classified as discontinued operations), of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The decrease in property operating revenues is primarily due to the sale of one of our attractions properties in June 2015, which was partially offset by increases in property operating revenue for our other attractions properties primarily due to higher ticket sales, retail shop sales and food and beverage sales. This decrease was also partially offset by our Mount Washington Resort which experienced higher ski revenues and food and beverage revenues as a result of renovations and enhancements we have made at the property and operational strategies that have been implemented, as well as strong group and conference business.

Interest income on mortgages and other notes receivable. For the quarter and six months ended June 30, 2015, we earned interest income of approximately $0.5 million and $1.4 million, respectively, as compared to approximately $2.9 million and $6.1 million for the same periods in 2014, respectively. The decrease is due to $86.1 million in principal received subsequent to the second quarter of 2014.

Property operating expenses. Property operating expenses decreased primarily due to sale of one of our attractions properties in June 2015. The following information summarizes the expenses of our properties that are operated by third-party managers (in thousands):

	Quarter Ended June 30,
Properties Operated by Third-Party Managers	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$9,192	$9,010	$182	2.0%
Attractions	42,829	45,455	(2,626)	(5.8)%

Total	$52,021	$54,465	$(2,444)	(4.5)%

	Six Months Ended June 30,
Properties Operated by Third-Party Managers	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$22,373	$22,912	$(539)	(2.4)%
Attractions	66,686	68,247	(1,561)	(2.3)%

Total	$89,059	$91,159	$(2,100)	(2.3)%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% prior to April 1, 2014 and 0.075% effective April 1, 2014 of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the quarter and six months ended June 30, 2015, asset management fees to our Advisor were approximately $4.1 million and $8.5 million, respectively, as compared to approximately $4.6 million and $9.8 million, respectively, for the quarter and six months ended June 30, 2014. The decrease in such fees is primarily attributable to the reduction in asset fee rates described above.

General and administrative. General and administrative expenses totaled approximately $4.5 million and $8.5 million for the quarter and six months ended June 30, 2015, as compared to approximately $4.9 million and $8.9 million, respectively, for the quarter and six months ended June 30, 2014.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the quarter and six months ended June 30, 2015, ground lease and land permit fees were approximately $2.0 million and $5.4 million, respectively, as compared to approximately $2.3 million and $5.7 million, respectively, for the quarter and six months ended June 30, 2014.

Other operating expenses. Other operating expenses were approximately $2.5 million and $3.1 million for the quarter and six months ended June 30, 2015, respectively, as compared to approximately $1.4 million and $2.0 million for the quarter and six months ended June 30, 2014, respectively.

Bad debt expense. Bad debt expense totaled approximately $2.3 million and $4.8 million for the quarter and six months ended June 30, 2015, respectively, as compared to approximately $4 thousand and $8 thousand for the quarter and six months ended June 30, 2014, respectively. The increase is related to one of our ski tenants with two leases on properties in the Pacific-West experiencing financial difficulties as a result of lower operating results from the low levels of snow accompanied by unusually warm weather.

Loan loss provision. Loan loss provision was approximately $5.4 million and $9.3 million for the quarter and six months ended June 30, 2015, respectively. As described above in “Bad Debt Expense, Loan Provisions and Impairments”, we recorded these loan loss provisions to record our mortgage receivables at their net realizable values at June 30, 2015. Loan loss provision was approximately $2.5 million for both the quarter and six months ended June 30, 2014 as a result of uncertainty in the collectability of one of our notes receivable.

Depreciation and amortization. Depreciation and amortization expenses were approximately $20.5 million and $43.7 million for the quarter and six months ended June 30, 2015, respectively, as compared to approximately $23.6 million and $47.8 million for the quarter and six months ended June 30, 2014, respectively.

Gain on sale of real estate. Gain on sale of real estate not recorded as discontinued operations was approximately $27.3 million for the quarter and six months ended June 30, 2015. The gain on sale of real estate relates to the sale of one of our attractions properties. There was no gain on sale of real estate in 2014 as the gains were recorded through discontinued operations.

Gain from sale of unconsolidated entity. Gain from sale of our interest in the DMC Partnership, our unconsolidated entity, was approximately $39.3 million for the quarter and six months ended June 30, 2015. There was no gain on sale of unconsolidated entity during 2014.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $8.7 million and $20.7 million for the quarter and six months ended June 30, 2015, respectively, as compared to approximately $15.2 million and $29.4 million, for the quarter and six months ended June 30, 2014, respectively. The decrease is primarily attributable to pay down of approximately $725.0 million of indebtedness, excluding indebtedness related to properties classified as discontinued operations, subsequent to June 30, 2014.

Loss on extinguishment of debt. Losses on extinguishment of debt were approximately $21.1 million for the quarter and six months ended June 30, 2015, as compared to $0.2 million for the quarter and six months ended June 30, 2014. The losses incurred during the quarter and six months ended June 30, 2015, related to the early repayments of our senior unsecured notes and certain loans during 2015. Loss on extinguishment of debt included legal fees incurred with the transaction, prepayment penalty fees and the write-off of unamortized bond issue costs and loan costs.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Quarter Ended June 30,
	2015	2014	$ Change	% Change
DMC Partnership	$(292)	$2,720	$(3,012)	(110.7)%
Intrawest Venture	(491)	(3,246)	2,755	84.9%

Total	$(783)	$(526)	$(257)	(48.9)%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
DMC Partnership	$2,475	$5,409	$(2,934)	(54.2)%
Intrawest Venture	303	(1,636)	1,939	118.5%

Total	$2,778	$3,773	$(995)	(26.4)%

Equity in earnings of unconsolidated entities decreased by approximately $0.3 million and $1.0 million for the quarter and six months ended June 30, 2015, respectively, as compared to the same periods of 2014. The change was primarily due to the sale of our interest in the DMC Partnership in April 2015. This decrease was offset by better results from our Intrawest Venture in 2015 due to the fact that during the quarter and six months ended June 30, 2014, we recorded catch up depreciation and amortization expense due to the reclassification of seven Intrawest village retail properties from assets held for sale to held and used. Equity in earnings will decrease significantly going forward due to the sale of our 81.98% interest in the DMC Partnership in April 2015.

In July 2015, our co-venture partner accepted our offer to acquire their 20% interest in the Intrawest Venture for a nominal amount in accordance with the buy-sell provisions of the Intrawest Venture partnership agreement. Upon acquisition of their 20% interest, we will own an 100% controlling interest in the entities that own seven properties and will include these properties in the overall assessment of strategic alternatives of our assets.

Discontinued operations. Income from discontinued operations was approximately $199.7 million and $206.8 million for the quarter and six months ended June 30, 2015, as compared to income (loss) of approximately $6.6 million and $(1.9) million for the quarter and six months ended June 30, 2014. The results of operations of 104 properties (which included our marinas properties and one senior housing property classified as held for sale as of June 30, 2015, all properties sold during 2014 and the senior housing properties sold in May 2015), are reflected in discontinued operations for all periods presented. The positive income was due to gains on the sale of real estate, partially offset by a decline in net operating income from the sale of 80 properties, net of acquisitions, subsequent to June 30, 2014 and the recording of impairment provisions related to the marinas properties. See Note 4. “Assets and Associated Liabilities Held for Sale, net and Discontinued Operations” for additional information.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to straight-line rent adjustments for leases and notes receivable; nonrecurring gains or losses included in net income from the extinguishment or sale of debt and hedges; amounts relating to the amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); loan loss provisions related to mortgages and other notes receivable; accretion of discounts and amortization of premiums on debt investments; and adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all of our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

The following table presents a reconciliation of net income or loss to FFO and MFFO for the quarter and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$228,101	$(8,505)	$220,546	$(28,858)
Adjustments:
Depreciation and amortization
Continuing operations	20,544	23,588	43,656	47,790
Discontinued operations	—	7,510	—	20,167
Impairment of real estate assets (1)
Discontinued operations	7,749	129	7,749	3,442
(Gain) loss on sale of real estate investment (2)
Continuing operations	(27,592)	(7)	(27,592)	(33)
Discontinued operations	(206,954)	73	(207,093)	70
Gain on sale of unconsolidated entity (3)
Continuing operations	(39,252)	—	(39,252)	—
Net effect of FFO adjustment from unconsolidated entities (4)	1,815	6,658	3,897	8,389

Total funds from operations	(15,589)	29,446	1,911	50,967

Acquisition fees and expenses (5)
Continuing operations	—	143	—	756
Discontinued operations	—	1,136	—	1,247
Straight-line adjustments for leases and notes receivable (6)
Continuing operations	(1,295)	(1,676)	(4,319)	(4,645)
Discontinued operations	—	(919)	—	(1,800)
Loss (gain) on early extinguishment of debt (7)
Continuing operations	21,065	196	21,065	196
Discontinued operations	2,528	(2,603)	2,528	(2,603)
Amortization of above/below market intangible assets and liabilities
Continuing operations	(22)	7	(38)	25
Discontinued operations	—	—	—	358
Loan loss provision (8)
Continuing operations	5,408	2,520	9,348	2,520
Realized loss on the extinguishment of cash flow hedge (7)
Continuing operations	180	404	180	404
Discontinued operations	—	2,337	—	2,337
Accretion of discounts/amortization of premiums on debt investments
Continuing operations	—	3	1	6
MFFO adjustments from unconsolidated entities: (3)
Straight-line adjustments for leases and notes receivable (6)
Continuing operations	176	48	270	62
Amortization of above/below market intangible assets and liabilities
Continuing operations	5	(88)	4	(76)

Modified funds from operations	$12,456	$30,954	$30,950	$49,754

Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	324,197	325,183	323,424

FFO per share (basic and diluted)	$(0.05)	$0.09	$0.01	$0.16

MFFO per share (basic and diluted)	$0.04	$0.10	$0.10	$0.15

FOOTNOTES:

(1)	While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
(2)	Gains and loss on the sale of real estate for the quarter and six months ended June 30, 2015, includes the gains and losses recognized on the sale of 37 of our 38 senior housing properties and one attractions property.
(3)	In April 2015, we completed the sale of our interest in one unconsolidated joint venture that held one property. See “Distributions from Unconsolidated Entities” for additional information.
(4)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.
(5)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expense relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(6)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(7)	(Gain) loss of extinguishment of debt includes legal fees incurred with the transaction, prepayment penalty fees and write-off of unamortized loan costs, as applicable. Loss from extinguishment of cash flow hedge includes swap breakage fees and reclassification of loss on termination of cash flow hedges from other comprehensive income (loss) from interest expense.
(8)	During the six months ended June 30, 2014, we recorded a loan loss provision on one of our mortgages and other notes receivable as a result of uncertainty related to the collectability of the note receivable. During the six months ended June 30, 2015, we recorded loan loss provisions on our mortgage notes receivables to adjust the carrying values to net realizable values.

Total FFO and FFO per share was approximately ($15.6) million and $1.9 million or ($0.05) and $0.01 for the quarter and six months ended June 30, 2015, respectively, as compared to approximately $29.4 million and $51.0 million or $0.09 and $0.16 for the same periods in 2014. The decrease in FFO and FFO per share is primarily attributable to (i) loss on early extinguishment of debt, (ii) the loan loss provisions recorded on our mortgage notes receivables to adjust the carrying values to net realizable values, (iii) bad debt expense recorded related to two ski properties, (iv) a decrease in rental income and net operating income from leased and managed properties due to the sale of our golf portfolio, our multi-family residential property, 37 of our 38 senior housing properties and one of our attractions properties, (v) a decrease in the net effect of FFO adjustment from unconsolidated entities primarily as a result of a decrease in our share of net income of the DMC Partnership based on the HLBV method of accounting and (vi) a decrease in interest income on mortgage notes receivable due to the collection of $86.1 million of principal subsequent to June 30, 2014. The decreases were partially offset by (i) a decrease in interest expense primarily due to a decrease in weighted average debt outstanding, (ii) an increase in “same-store” net operating income from managed properties primarily related to our attractions properties, and (iii) a decrease in asset management fees.

Total MFFO and MFFO per share was approximately $12.5 million and $31.0 million or $0.04 and $0.10 for the quarter and six months ended June 30, 2015, respectively, as compared to approximately $31.0 million and $49.8 million or $0.10 and $0.15 for the same periods in 2014. The decrease in MFFO and MFFO per share is primarily attributable to (i) bad debt expense recorded related to two ski properties, (ii) a decrease in rental income and net operating income from leased and managed properties due to the sale of our golf portfolio, our multi-family residential property, 37 of our 38 senior housing properties and one of our attractions properties, (iii) a decrease in the net effect of FFO adjustment from unconsolidated entities primarily as a result of a decrease in our share of net income of the DMC Partnership based on the HLBV method of accounting and (iii) a decrease in interest income on mortgage notes receivable due to the collection of principal subsequent to June 30, 2014. The decreases were partially offset by (i) a decrease in interest expense primarily due to a decrease in weighted average debt outstanding, (ii) an increase in “same-store” net operating income from managed properties primarily related to our attractions properties, and (iii) a decrease in asset management fees.

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

Set forth below is a reconciliation of Adjusted EBITDA from Continuing Operations to net income (loss) (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$228,101	$(8,505)	$220,546	$(28,858)
(Gain) loss from discontinued operations	(199,720)	(6,566)	(206,772)	1,905
Gain on sale of real estate	(27,592)	7	(27,592)	33
Gain on sale of unconsolidated entity	(39,252)	—	(39,252)	—
Interest and other income	(64)	(129)	(1,012)	(296)
Interest expense and loan cost amortization	8,735	15,204	20,744	29,368
Equity in (earnings) loss of unconsolidated entities (1)	783	526	(2,778)	(3,773)
Depreciation and amortization	20,544	23,588	43,656	47,790
Loss from extinguishment of debt	21,065	196	21,065	196
Loan loss provision	5,408	2,520	9,348	2,520
Straight-line adjustments for leases and notes receivables (2)	(1,295)	(1,676)	(4,319)	(4,645)
Cash distributions from unconsolidated entities (1)	5,164	3,455	10,734	6,575

Adjusted EBITDA from Continuing Operations	$21,877	$28,620	$44,368	$50,815

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA from continuing operations for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA from continuing operations above.
(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments and reflect the actual cash receipts received by us from our tenants and borrowers.

Adjusted EBITDA from Continuing Operations was approximately $21.9 million and $44.4 million for the quarter and six months ended June 30, 2015, respectively, as compared to approximately $28.6 million and $50.8 million for the same periods in 2014, respectively. The decrease was primarily attributable to (i) bad debt expense recorded related to two ski properties, (ii) a decrease in interest income on mortgage notes receivable due to the collection of $86.1 million of principal subsequent to June 30, 2014 and (iii) the sale of one of our attractions properties in June 2015. The decreases were partially offset by (i) an increase in “same-store” net operating income from managed properties primarily related to our attractions properties, (ii) an increase in distributions from unconsolidated entities and (iii) a reduction in asset management fees.

Off-Balance Sheet and Other Arrangements

During the six months ended June 30, 2015, we made contributions of approximately $54.6 million to the Intrawest Venture and Intrawest Venture repaid approximately $54.6 million in mortgage loans that matured in January and June 2015. In April 2015, we sold our 81.98% interest in the DMC Partnership to our co-venture partner, which included $131.5 million of indebtedness related to the partnership. As of June 30, 2015, the Intrawest Venture had one intercompany loan payable to its joint venture partners of approximately $11.1 million which matures in December 2029.

In July 2015, our co-venture partner accepted our offer to acquire their 20% interest in the Intravest Venture for a nominal amount in accordance with the buy-sell provisions of the Intravest Venture Partnership Agreement. Upon acquisition of their 20% interest, we will own 100% controlling interest in the entities that own seven properties.

Commitments, Contingencies and Contractual Obligations

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of June 30, 2015:

Contractual Obligations

	Payments Due by Period (in thousands)
	2015	2016-2017	2018-2019	Thereafter	Total

Mortgages and other notes payable (principal and interest) (1)	$26,292	$172,728	$20,492	$1,705	$221,217
Capital lease	1,040	3,160	837	—	5,037
Obligations under operating leases (2)	6,284	25,140	25,140	168,948	225,512

Total	33,616	201,028	46,469	170,653	451,766

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve.
(2)	This line item represents obligations under ground leases, concession holds and land permits of which the majority are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	2015	2016-2017	2018-2019	Thereafter	Total

Capital improvements (1)	$919	$4,500	$—	$—	$5,419

FOOTNOTE:

(1)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our fixed-rate mortgage and other notes receivable totaled $10.3 million and $19.4 million at June 30, 2015 and December 31, 2014, respectively. The estimated fair value of the mortgage notes receivable was approximately $10.3 million and $16.6 million, respectively, and is subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms.

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value

Fixed-rate debt	$1,795	$34,868	$85,573	$11,843	$—	$1,705	$135,784	$138,068
Variable-rate debt (2)	20,269	1,618	37,029	437	6,799	—	66,152	67,067

	$22,064	$36,486	$122,602	$12,280	$6,799	$1,705	$201,936	$205,135

	2015	2016	2017	2018	2019	Thereafter	Total

Weighted average fixed interest rate of maturities	6.16%	6.56%	6.09%	4.82%	—	—	6.02%
Average interest rate on variable debt(3)	LIBOR + 3.02%	LIBOR+ 3.45%	LIBOR + 3.50%	LIBOR + 3.30%	LIBOR + 3.30%

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2015. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of June 30, 2015, one of our variable-rate debt in mortgages and notes payable was hedged.
(3)	The 30-day LIBOR rate was approximately 0.19% at June 30, 2015.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.6 million for the six months ended June 30, 2015 related to variable rate debt outstanding as of June 30, 2014. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2015.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.13	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between the Company and Buyer, dated May 1, 2015. (Filed on May 6, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.