Form 10-Q
period 2015-09-30
CNL LIFESTYLE PROPERTIES INC
filed 2015-11-13
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock outstanding as of November 5, 2015 was 325,183,002.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands except per share data)

	September 30, 2015	December 31, 2014
ASSETS

Real estate investment properties, net (including $60,763 and $67,789 related to consolidated variable interest entities, respectively)	$841,576	$882,089
Assets held for sale, net (including $89,811 and $103,753 related to consolidated variable interest entities, respectively)	259,285	968,641
Investments in unconsolidated entities	72,679	127,102
Cash	310,726	136,985
Deferred rent and lease incentives	41,758	47,307
Restricted cash	28,565	35,227
Other assets	17,461	29,091
Intangibles, net	17,448	18,011
Accounts and other receivables, net	21,450	20,398
Mortgages and other notes receivable, net	7,570	19,361

Total Assets	$1,618,518	$2,284,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $19,923 and $20,642 related to non-recourse debt of consolidated variable interest entities, respectively)	$187,643	$397,849
Senior notes, net of discount	—	316,846
Liabilities related to assets held for sale	—	171,745
Line of credit	—	152,500
Other liabilities	40,318	41,388
Accounts payable and accrued expenses	23,949	46,005
Due to affiliates	415	489

Total Liabilities	252,325	1,126,822

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 349,084 shares issued and 325,183 and 325,184 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	3,252	3,252
Capital in excess of par value	2,863,833	2,863,839
Accumulated deficit	(232,738)	(494,129)
Accumulated distributions	(1,260,079)	(1,211,302)
Accumulated other comprehensive loss	(8,075)	(4,270)

Total Stockholders’ Equity	1,366,193	1,157,390

Total Liabilities and Stockholders’ Equity	$1,618,518	$2,284,212

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Rental income from operating leases	$29,574	$31,720	$92,625	$97,634
Property operating revenues	97,901	110,866	191,145	205,910
Interest income on mortgages and other notes receivable	125	1,965	1,481	8,044

Total revenues	127,600	144,551	285,251	311,588

Expenses:
Property operating expenses	56,256	62,450	145,315	153,609
Asset management fees to advisor	3,665	4,394	12,193	14,173
General and administrative	2,984	4,320	11,467	13,172
Ground lease and permit fees	2,426	2,192	7,819	7,843
Acquisition fees and costs	—	(237)	—	519
Other operating expenses	1,731	1,878	4,875	3,858
Bad debt expense	3,256	26	8,092	34
Loan loss provision	21	750	9,369	3,270
Impairment provisions	1,428	—	1,428	—
Depreciation and amortization	19,807	25,389	63,463	73,179

Total expenses	91,574	101,162	264,021	269,657

Operating income	36,026	43,389	21,230	41,931

Other income (expense):
Interest and other income	309	153	1,066	449
Interest expense and loan cost amortization	(3,202)	(15,012)	(23,946)	(44,380)
Loss on extinguishment of debt	—	(1,620)	(21,065)	(1,816)
Equity in earnings of unconsolidated entities	1,162	3,176	3,940	6,949

Total other expense	(1,731)	(13,303)	(40,005)	(38,798)

(Loss) income from continuing operations	34,295	30,086	(18,775)	3,133
Income (loss) from discontinued operations (includes $57 and $460 amortization of loss and loss on termination of cash flow hedge for the quarter and nine months ended September 30, 2014, respectively)	7,614	537	214,386	(1,368)

Net income before gain on sale of real estate and unconsolidated entity	41,909	30,623	195,611	1,765
Gain (loss) on sale of real estate	(1,064)	—	26,528	—
Gain from sale of unconsolidated entity	—	—	39,252	—

Net income	$40,845	$30,623	$261,391	$1,765

Net income per share of common stock (basic and diluted)
Continuing operations	$0.11	$0.09	$0.14	$0.01
Discontinued operations	0.02	0.00	0.66	0.00

Net income per share	$0.13	$0.09	$0.80	$0.01

Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	325,707	325,183	324,194

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(UNAUDITED)

(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$40,845	$30,623	$261,391	$1,765
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,254)	(1,478)	(4,084)	(1,383)
Changes in fair value of cash flow hedges:
Amortization of loss and loss on termination of cash flow hedges	—	56	180	3,487
Unrealized gain (loss) arising during the period	(53)	204	99	816

Total other comprehensive income (loss)	(2,307)	(1,218)	(3,805)	2,920

Total comprehensive income	$38,538	$29,405	$257,586	$4,685

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015 and the Year Ended December 31, 2014

(UNAUDITED)

(in thousands except per share data)

						Accumulated
	Common Stock		Capital in			Other	Total
	Number	Par	Excess of	Accumulated	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	Par Value	Deficit	Distributions	Loss	Equity

Balance at December 31, 2013	322,627	$3,226	$2,846,265	$(401,985)	$(1,073,422)	$(5,706)	$1,368,378
Subscriptions received for stock through public offering reinvestment plan	3,970	40	27,169	—	—	—	27,209
Redemption of common stock	(1,413)	(14)	(9,595)	—	—	—	(9,609)
Net loss	—	—	—	(92,144)	—	—	(92,144)
Distributions, declared and paid ($0.4252 per share)	—	—	—	—	(137,880)	—	(137,880)
Foreign currency translation adjustment	—	—	—	—	—	(2,933)	(2,933)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	3,486	3,486
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassification (Note 9)	—	—	—	—	—	883	883

Balance at December 31, 2014	325,184	3,252	2,863,839	(494,129)	(1,211,302)	(4,270)	1,157,390

Net income	—	—	—	261,391	—	—	261,391
Redemption of common stock	(1)	—	(6)	—	—	—	(6)
Distributions, declared and paid ($0.1500 per share)	—	—	—	—	(48,777)	—	(48,777)
Foreign currency translation adjustment	—	—	—	—	—	(4,084)	(4,084)
Amortization of loss on termination of cash flow hedge	—	—	—	—	—	180	180
Current period adjustment to recognize changes in fair value of cash flow hedges (Note 9)	—	—	—	—	—	99	99

Balance at September 30, 2015	325,183	$3,252	$2,863,833	$(232,738)	$(1,260,079)	$(8,075)	$1,366,193

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2015	2014

Operating activities:
Net cash provided by operating activities	$80,940	$132,818

Investing activities:
Acquisition of property	—	(128,390)
Capital expenditures	(35,787)	(55,888)
Proceeds from sale of real estate	757,944	370,774
Proceeds from sale of unconsolidated entity	139,501	—
Contribution to unconsolidated entity	(54,572)	—
Proceeds from insurance	3,907	—
Principal payments received on mortgage loans receivable	2,258	83,459
Changes in restricted cash	11,671	(1,876)
Other	—	823

Net cash provided by investing activities	824,922	268,902

Financing activities:
Redemption of common stock	(6)	(9,412)
Distributions to stockholders, net of reinvestments in 2014	(48,777)	(76,119)
Proceeds under line of credit	—	102,500
Proceeds from mortgage loans and other notes payable	—	57,790
Principal payments on line of credit	(152,500)	(30,000)
Principal payments on mortgage loans and senior notes	(527,975)	(231,846)
Principal payments on capital leases	(2,539)	(4,545)
Payments of entrance fee refunds	—	(1,257)
Payment of loan costs	(239)	(3,204)

Net cash used in financing activities	(732,036)	(196,093)

Effect of exchange rate fluctuations on cash	(85)	(79)

Net increase in cash	173,741	205,548

Cash at beginning of period	136,985	71,574

Cash at end of period	$310,726	$277,122

Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans by third party	$151,478	$—

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

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

As of September 30, 2015, the Company owned 65 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, attractions, marinas and other lifestyle properties. Seven of these 65 properties were owned through one unconsolidated joint venture and three were located in Canada.

In March 2014, the Company engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist the Company’s management and its board of directors in actively evaluating various strategic alternatives to provide liquidity to the Company’s shareholders. In connection with this process, during 2014 the Company sold its entire golf portfolio (consisting of 48 properties) and its multi-family development property. Additionally, during the first nine months of 2015, the Company (i) sold its 81.98% interest in the DMC Partnership for net sales proceeds of approximately $139.5 million to its co-venture partner, for a gain of approximately $39.3 million, (ii) sold all 38 of its senior housing properties and one of its attractions properties for aggregate net sales proceeds of approximately $757.9 million, which resulted in aggregate gains of approximately $236.3 million, (iii) entered into a purchase and sale agreement for the sale of the marinas portfolio for approximately its carrying value, and (iv) as of September 30, 2015, had a contract in place to sell one attraction property, a letter of intent to sell two attraction properties, a plan to sell a ski and mountain lifestyle property, and a plan to sell its undeveloped land. See Note 14. “Subsequent Events” for additional information.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter and nine months ended September 30, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

NINE MONTHS ENDED SEPTEMBER 30, 2015

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

Recent Accounting Pronouncements — In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The FASB subsequently issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies that, given the absence of authoritative guidance in ASU 2015-03 regarding presentation and subsequent measurement of loan costs related to line-of-credit arrangements, the SEC Staff would not object to an entity deferring and presenting loan costs as an asset and subsequently amortizing the loan costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has determined that it will not early adopt this ASU and that the amendments will not materially impact the presentation of the Company’s consolidated financial position and will not have a material impact on the Company’s consolidated results of operations or cash flows.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires an acquirer to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The Company has determined that it will not early adopt this ASU and does not expect that adopting this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

3.	Real Estate Investment Properties, net:

As of September 30, 2015 and December 31, 2014, real estate investment properties consisted of the following (in thousands):

	September 30, 2015	December 31, 2014

Land and land improvements	$415,783	$415,968
Leasehold interests and improvements	178,511	180,514
Buildings	272,917	273,210
Equipment	536,433	520,060
Less: accumulated depreciation and amortization	(562,068)	(507,663)

Total	$841,576	$882,089

For the quarter and nine months ended September 30, 2015, the Company had depreciation and amortization expenses of approximately $19.6 million and $63.0 million, respectively, as compared to approximately $25.2 million and 72.7 million, respectively, for the quarter and nine months ended September 30, 2014, excluding properties that the Company classified as discontinued operations.

4.	Assets and Associated Liabilities Held for Sale, net and Discontinued Operations:

Assets Held for Sale, net — The Company had 22 and 61 properties classified as assets held for sale as of September 30, 2015 and December 31, 2014, respectively. The following table presents the net carrying value of the properties classified as held for sale (in thousands):

	September 30, 2015	December 31, 2014

Land and land improvements	$57,711	$213,129
Leasehold interests and improvements	48,910	52,589
Building and building improvements	106,510	599,923
Equipment, net	31,312	59,345
Deferred rent and lease incentives	—	4,832
Other assets	7,426	10,919
Restricted cash	5,938	14,714
Intangibles, net	1,027	10,503
Accounts and other receivables, net	451	2,687

Total	$259,285	$968,641

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

4.	Assets and Associated Liabilities Held for Sale, net and Discontinued Operations (continued):

Associated Liabilities Held for Sale — The following table presents the liabilities associated with the assets held for sale related to the senior housing properties (in thousands):

	September 30,	December 31,
	2015	2014

Mortgages and other notes payable	$—	$152,655
Other liabilities	—	19,090

Total	$—	$171,745

During the nine months ended September 30, 2015, the Company sold all 38 of its senior housing properties and received aggregate net sales proceeds of approximately $623.4 million, which resulted in a gain of approximately $210.6 million for financial reporting purposes. No disposition fee was payable to the Advisor on the sale of the senior housing properties. The third party buyer of the properties assumed $151.5 million of outstanding principal indebtedness collateralized by the senior housing properties that were sold.

In June 2015, the Company sold one of its attractions properties and received net sales proceeds of approximately $134.5 million, which resulted in a gain of approximately $25.7 million for financial reporting purposes. The Company did not pay the Advisor a disposition fee.

During the nine months ended September 30, 2015, the Company recorded approximately $7.7 million in impairment provisions related to the marinas properties (recorded as part of discontinued operations) and recorded $1.4 million in impairment provisions related to its undeveloped land, to adjust their net carrying value to their revised estimated sale price, less closing costs.

Discontinued Operations — The Company classified the revenues and expenses related to all real estate properties sold in 2014, the 37 senior housing properties sold in May 2015 and the one senior housing sold in September 2015, and 17 marinas properties classified as assets held for sale as of December 31, 2014, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented.

The following table is a summary of income (loss) from discontinued operations for the quarter and nine months ended September 30, 2015 and 2014 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$12,482	$51,619	$60,496	$146,468
Expenses	(10,286)	(34,256)	(43,774)	(94,297)
Impairment provision	—	—	(7,749)	(3,442)
Depreciation and amortization	—	(8,233)	—	(28,403)

Operating income	2,196	9,130	8,973	20,326
Gain from sale of real estate	4,266	3,953	210,891	3,883
Gain (loss) on extinguishment of debt (1)	486	(8,293)	(2,042)	(5,690)
Gain on insurance and retirements	1,024	—	1,492	—
Other expense (2)	(358)	(4,253)	(4,928)	(19,887)

Income (loss) from discontinued operations	$7,614	$537	$214,386	$(1,368)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

4.	Assets and Associated Liabilities Held for Sale, net and Discontinued Operations (continued):

FOOTNOTES:

(1)	During the quarter and nine months ended September 30, 2015, the Company recorded gain (loss) on extinguishment of debt from the sale of one and 38 senior housing properties, respectively. During the quarter and nine months ended September 30, 2014, the Company recorded loss on extinguishment of debt from the sale of its 46 golf properties. In addition, during the nine months ended September 30, 2014, the Company recorded gain on extinguishment of debt from the sale of its multi-family residential property.
(2)	Amounts include amortization of loss and loss on termination of cash flow hedge of approximately $3.0 million for the nine months ended September 30, 2014.

The Company accounted for the revenues and expenses related to one attractions property sold in June 2015, one undeveloped land, one ski and mountain lifestyle and three attractions properties classified as held for sale, as income from continuing operations because the sale of these properties would not cause a strategic shift in the Company nor are they considered to have a major impact on the Company’s business; therefore, they do not qualify as discontinued operations under ASU 2014-08. However, the proposed disposition of the one ski and mountain lifestyle property will represent an individually significant component. The Company recorded net income from continuing operations of approximately $4.0 million and $6.9 million for the quarter and nine months ended September 30, 2015, respectively, and a net income (loss) from continuing operations of $1.9 million and $(0.1) million for the quarter and nine months ended September 30, 2014, respectively, related to the one ski and mountain lifestyle property classified as held for sale.

5.	Intangibles, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	September 30, 2015 Net Book Value

In place leases	$11,479	$(4,857)	$6,622
Trade name (infinite-lived)	10,826	—	10,826

Total	$22,305	$(4,857)	$17,448

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	December 31, 2014 Net Book Value

In place leases	$11,584	$(4,399)	$7,185
Trade name (infinite-lived)	10,826	—	10,826

Total	$22,410	$(4,399)	$18,011

For each of the quarters and nine months ended September 30, 2015 and 2014, the Company had amortization expense of approximately $0.2 million and $0.5 million, respectively, excluding properties that the Company classified as discontinued operations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

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

As of December 31, 2014, the Company held an 80% ownership interest in the Intrawest Venture. During the nine months ended September 30, 2015, the Company contributed approximately $54.6 million to the Intrawest Venture and the Intrawest Venture repaid mortgage loans of approximately $54.6 million. In July 2015, the co-venture partner of the Intrawest Venture accepted the Company’s offer to acquire the co-venture partner’s 20% interest in the Intrawest Venture in accordance with the buy-sell provisions of the Intrawest Venture partnership agreement. The Company will own a 100% controlling interest in the Intrawest Venture once it acquires the remaining 20% interest from the co-venture partner.

The Intrawest Venture is working with the Canada Revenue Agency to resolve matters related to its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $12.1 million. However, the Intrawest Venture believes the more likely than not resolution will be approximately $1.5 million. As such, an accrual of $1.5 million has been reflected in the financial information of the Intrawest Venture.

The following tables present financial information for the Company’s unconsolidated entities for the quarters and nine months ended September 30, 2015 and 2014 (in thousands):

Summarized operating data:

	Quarter Ended September 30, 2015
	DMC Partnership(3)	Intrawest Venture		Total

Revenues	$—	$4,503		$4,503
Property operating expenses	—	(2,449)		(2,449)
Depreciation and amortization	—	(807)		(807)
Interest expense	—	(476)		(476)

Net income	$—	$771		$771

Loss allocable to other venture partners (1)	$—	$(408	)(2)	$(408)

Income allocable to the Company (1)	$—	$1,179		$1,179
Amortization of capitalized costs	—	(17)		(17)

Equity in earnings of unconsolidated entities	$—	$1,162		$1,162

Distribution declared to the Company	$—	$1,592		$1,592

Distributions received by the Company	$—	$918		$918

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

6.	Unconsolidated Entities (continued):

	Quarter Ended September 30, 2014
	DMC Partnership	Intrawest Venture		Total

Revenues	$6,870	$4,856		$11,726
Property operating expenses	(305)	(2,472)		(2,777)
Depreciation and amortization	(2,327)	(1,118)		(3,445)
Interest expense	(1,909)	(1,241)		(3,150)

Net income	$2,329	$25		$2,354

Loss allocable to other venture partners (1)	$(532)	$(406	)(2)	$(938)

Income allocable to the Company (1)	$2,861	$431		$3,292
Amortization of capitalized costs	(64)	(52)		(116)

Equity in earnings of unconsolidated entities	$2,797	$379		$3,176

Distribution declared to the Company	$2,859	$742		$3,601

Distributions received by the Company	$2,829	$492		$3,321

	Nine Months Ended September 30, 2015
	DMC Partnership(3)	Intrawest Venture		Total

Revenues	$10,743	$13,809		$24,552
Property operating expenses	(173)	(7,788)		(7,961)
Depreciation and amortization	(3,038)	(3,375)		(6,413)
Interest expense	(1,555)	(2,294)		(3,849)

Net income	$5,977	$352		$6,329

Income (loss) allocable to other venture partners (1)	$3,477	$(1,204	)(2)	$2,273

Income allocable to the Company (1)	$2,500	$1,556		$4,056
Amortization of capitalized costs	(25)	(91)		(116)

Equity in earnings of unconsolidated entities	$2,475	$1,465		$3,940

Distribution declared to the Company	$3,698	$6,142		$9,840

Distributions received by the Company	$6,558	$5,093		$11,651

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

6.	Unconsolidated Entities (continued):

	Nine Months Ended September 30, 2014
	DMC Partnership	Intrawest Venture		Total

Revenues	$21,649	$14,694		$36,343
Property operating expenses	(569)	(7,654)		(8,223)
Depreciation and amortization	(6,779)	(5,455)		(12,234)
Interest expense	(5,743)	(3,889)		(9,632)

Net income (loss)	$8,558	$(2,304)		$6,254

Income (loss) allocable to other venture partners (1)	$72	$(1,205	)(2)	$(1,133)

Income (loss) allocable to the Company (1)	$8,486	$(1,099)		$7,387
Amortization of capitalized costs	(280)	(158)		(438)

Equity in earnings (loss) of unconsolidated entities	$8,206	$(1,257)		$6,949

Distribution declared to the Company	$8,485	$1,892		$10,377

Distributions received by the Company	$8,485	$1,411		$9,896

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its venture partner using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)	This amount includes the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.
(3)	On April 29, 2015, the Company completed the sale of its interest in the DMC Partnership as described above. As such, summarized operating data for the partnership is reported through April 29, 2015.

7.	Mortgages and Other Notes Receivable, net:

During the nine months ended September 30, 2015, the borrower relating to one mortgage receivable, for which the Company restructured the mortgage loan during 2014, continued to experience financial difficulties. Additionally, during the nine months ended September 30, 2015, the Company entered into an agreement to receive an early repayment of its other mortgage receivable at a discounted amount. The Company recorded both mortgage receivables at their net realizable value during the nine months ended September 30, 2015 and in conjunction therewith, recorded loan loss provisions of approximately $9.4 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, the Company collected the discounted amount for one of its mortgage receivable. In October 2015, the Company collected its other mortgage receivable at a discounted amount as further described below in Note 14. “Subsequent Events.”

The estimated fair market value of the Company’s one mortgage and other notes receivable was approximately $7.6 million as of September 30, 2015, and $16.6 million as of December 31, 2014 for the two mortgages and other notes receivable, respectively, based on the fair value of the collateral or expected collectible amount as of September 30, 2015 and based on discounted cash flows at December 31, 2014. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts and other receivables approximates the carrying value as of September 30, 2015 and December 31, 2014 because of the relatively short maturities of the receivables.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

8.	Indebtedness:

Line of Credit — During the nine months ended September 30, 2015, the Company repaid approximately $152.5 million of principal. In June 2015, the Company extended the maturity date of its revolving line of credit to August 31, 2016, with an additional one year extension option, and reduced the borrowing capacity to $100 million. As of September 30, 2015, the Company’s revolving line of credit did not have an outstanding principal balance.

Senior Unsecured Notes — In June 2015, the Company repaid all of its senior unsecured notes with an outstanding principal balance of $318.3 million at a premium of 103.625%. In connection with this repayment, the Company recorded a loss on extinguishment of debt of approximately $18.8 million.

Fixed and Variable Rate Debt — During the nine months ended September 30, 2015, the Company repaid approximately $209.7 million of outstanding indebtedness prior to their scheduled maturity and recorded a loss on extinguishment of debt of approximately $4.3 million, which included a prepayment penalty of $1.3 million. Also, in connection with the sale of its 38 senior housing properties, the buyer of these properties assumed approximately $151.5 million of outstanding indebtedness collateralized by the senior housing properties that were sold.

Certain of the Company’s loans require the Company to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and limitations on distributions except as required to maintain the Company’s REIT status. The Company was in compliance with all applicable provisions as of September 30, 2015.

The estimated fair values of mortgages and other notes payable, including those related to assets held for sale, and the line of credit were approximately $194.2 million and $707.3 million as of September 30, 2015 and December 31, 2014, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair values of the senior notes was approximately $325.4 million as of December 31, 2014, based on prices traded for similar or identical instruments in active or inactive markets and were categorized as Level 2 on the three-level valuation hierarchy. The senior notes were repaid in June 2015 as described above. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of September 30, 2015 and December 31, 2014 because of the relatively short maturities of the obligations.

9.	Fair Value Measurements:

The Company had 19 investment properties that were classified as assets held for sale at September 30, 2015 and December 31, 2014, respectively, that were recorded at fair value less estimated costs to sell for each period presented. The Level 3 unobservable inputs used in determining the fair value of the real estate properties included negotiated sales prices with third party buyers, comparable sales transactions and information from potential buyers.

As of December 31, 2014, the Company had two hedges that qualified as highly effective and, accordingly, all of the change in value was reflected in other comprehensive income (loss). During the nine months ended September 30, 2015, one of the loans was paid in full and the corresponding interest rate swap with an aggregate notional amount of approximately $14.2 million was terminated. As a result, the ineffective portion of the change in fair value resulting from the termination of the hedge included in other comprehensive loss in the accompanying condensed consolidated balance sheets was reclassified to interest expense and loan cost amortization in the accompanying condensed consolidated statements of operations in income (loss) from continuing operations for the nine months ended September 30, 2015. As of September 30, 2015, the Company had one interest rate swap with a notional amount of approximately $8.1 million. Determining fair value and testing effectiveness of this financial instrument requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

9.	Fair Value Measurements (continued):

instruments to be classified as Level 2. The fair value of such instruments is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of September 30, 2015 and December 31, 2014, as follows (in thousands):

	Fair Value Measurement as of September 30, 2015	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$116,489	$—	$—	$116,489

Liabilities:
Derivative instruments	$724	$—	$724	$—

	Fair Value Measurement as of December 31, 2014	Level 1	Level 2	Level 3
Assets:
Assets held for sale carried at fair value	$122,126	$—	$—	$122,126

Liabilities:
Derivative instruments	$1,002	$—	$1,002	$—

10.	Related Party Arrangements:

In March 2014, the Company’s Advisor amended its advisory agreement, effective April 1, 2014, to eliminate all acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce asset management fees to 0.075% monthly (or 0.90% annually) of invested assets.

For the quarters and nine months ended September 30, 2015 and 2014, respectively, the Advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Acquisition fees:
Acquisition fees from distribution reinvestment plan (1)	$—	$—	$—	$319
Acquisition fees from debt proceeds (2)	—	—	—	1,521

Total	—	—	—	1,840

Asset management fees (3)	3,702	7,506	15,853	23,584

Reimbursable expenses: (4)
Acquisition costs	—	64	—	202
Operating expenses	1,157	1,710	4,286	5,213

Total	1,157	1,774	4,286	5,415

Total fees earned and reimbursable expenses	$4,859	$9,280	$20,139	$30,839

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

10.	Related Party Arrangements (continued):

FOOTNOTES:

(1)	Amounts are recorded as acquisition fees and costs in the accompanying unaudited condensed consolidated statements of operations. Effective April 1, 2014, the Advisor eliminated this fee going forward.
(2)	Amounts are recorded as loan costs and are included as part of other assets in the accompanying unaudited condensed consolidated balance sheets. Effective April 1, 2014, the Advisor eliminated this fee going forward.
(3)	Amounts are recorded as asset management fees to Advisor including fees related to properties that are classified as assets held for sale that are included as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. Effective April 1, 2014, the asset management fees to Advisor were reduced as described above.
(4)	Amounts representing acquisition costs are recorded as part of acquisition fees and costs in the accompanying condensed consolidated statements of operations. Amounts representing operating expenses are recorded as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	September 30, 2015	December 31, 2014
Due to the Advisor and its affiliates:
Operating expenses	$415	$476
Acquisition fees and expenses	—	13

Total	$415	$489

11.	Stockholders’ Equity:

Distribution Reinvestment Plan — For the nine months ended September 30, 2014, the Company received aggregate proceeds of approximately $27.2 million (representing 4.0 million shares) through its DRP. On September 4, 2014, the Company’s board of directors approved the suspension of its DRP, effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares in the Company. The Company did not receive any proceeds through its DRP for the nine months ended September 30, 2015.

Distributions — In March 2015, the Company’s board of directors reduced the quarterly distributions from $0.1063 per share to $0.05 per share to stockholders of record at the close of business on March 9, 2015. For the nine months ended September 30, 2015 and 2014, the Company declared and paid distributions of approximately $48.8 million ($0.15 per share) and $103.3 million ($0.3189 per share), respectively.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

14.	Subsequent Events:

In October 2015, the Company entered into a purchase and sale agreement for two of its attraction properties for $62.0 million, which exceeds the carrying value of the properties.

In October 2015, the Company collected its only outstanding mortgage receivable.

In November 2015, we entered into a purchase and sale agreement for one of our ski and mountain lifestyle properties for $90.5 million, which exceeds the carrying value of the property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the quarter and nine months ended September 30, 2015 and 2014 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2014. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.

Cautionary Note Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q for the nine months and the quarter ended September 30, 2015 may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: illiquidity of the investment, risks associated with the Company’s inability to identify a liquidity event or other strategic alternative or, if identified, the Company’s inability to complete such a transaction on favorable terms or at all, and liquidation at less than the subscription price of the stock; the impact of regulations requiring periodic valuation of the Company on a per share basis, including the uncertainties inherent in such valuations and liquidation at less than the estimated net asset value; risks associated with the Company’s investment strategy; history of losses; no guarantee of distributions; reliance on the Company’s advisor and its affiliates, including, conflicts of interest, and the payment of substantial fees to the advisor and its affiliates; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to maintain the Company’s REIT qualification; and the Company’s inability to protect its intellectual property and the value of its brand. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s reports filed from time to time with the Securities and Exchange Commission, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at www.cnllifestylereit.com.

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

Our Exit Strategy

As required under our articles of incorporation, we began a process of evaluating strategic alternatives in an effort to undertake to provide stockholders with liquidity of their investment by December 31, 2015, either in whole or in part, including, without limitation, through (i) the commencement of an orderly sale of our assets, outside of the ordinary course of business and consistent with our objectives of qualifying as a REIT, and the distribution of the net sales proceeds thereof to the stockholders or (ii) our merger with or into another entity in a transaction which provides the stockholders with cash or securities of a publicly traded company or (iii) a listing of our shares on a national stock exchange (“Listing”). In accordance with our undertaking to provide stockholders with partial liquidity, we intend to use a portion of net sales proceeds received from the sale of real estate during the nine months ended September 30, 2015 and any net sales proceeds from the proposed sale of other properties during the remainder of 2015 to make a special distribution to stockholders by the end of 2015.

We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for an exit strategy. In connection with these objectives, in March 2014, we engaged Jefferies LLC, a leading global investment banking and advisory firm, to assist management and the board of directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the Listing of our common stock. In connection with this process, during 2014 we sold our entire golf portfolio (consisting of 48 properties) and our multi-family development property. During 2015 and through November 5, 2015, we (i) sold our 81.98% interest in the DMC Partnership for net sales proceeds of approximately $139.5 million to our co-venture partner, (ii) sold all 38 of our senior housing properties and one attractions property for aggregate net sales proceeds of approximately $757.9 million, (iii) entered into a purchase and sale agreement for the sale of our marinas portfolio for approximately its carrying value, (iv) had purchase and sale agreements in place to sell three attraction properties and a ski and mountain lifestyle property, and (v) a plan to sell our undeveloped land.

We used the net sales proceeds from the 2015 sales described above and other cash on hand to repay $152.5 million on our line of credit, repay $209.7 million in outstanding indebtedness and to repay all of our senior unsecured notes with a principal balance of $318.3 million at a premium of 103.625%. We intend to use a portion of existing net sales proceeds received from the sale of real estate during the nine months ended September 30, 2015 and any net sales proceeds from the proposed sale of other properties during the remainder of 2015 to make a special distribution to stockholders by the end of 2015. We may also use a portion of these net sales proceeds to make strategic capital expenditures to enhance certain of our remaining properties and/or for other corporate purposes. We are evaluating the sale of other assets as part of our strategic alternatives.

As of November 5, 2015, we had a portfolio of 65 lifestyle properties, of which 22 properties had been classified as held for sale. When aggregated by initial purchase price, the portfolio was diversified as follows: approximately 49% in ski and mountain lifestyle, 36% in attractions, 12% in marinas and 3% in additional lifestyle.

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

		Quarter Ended September 30,
	Number of	2015		2014		Increase (Decrease)
	Properties	Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	17	$53,263	$(5,147)	$51,132	$(6,560)	4.2%	21.5%
Attractions	22	130,987	62,036	120,495	57,331	8.7%	8.2%
Marinas(2)	17	12,310	4,474	12,073	4,475	2.0%	0.0%

Total	56	$196,560	$61,363	$183,700	$55,246	7.0%	11.1%

		Nine Months Ended September 30,
	Number of	2015		2014		Increase (Decrease)
	Properties	Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	17	$312,147	$77,298	$331,994	$90,088	(6.0)%	(14.2)%
Attractions	22	238,119	79,629	217,503	67,810	9.5%	17.4%
Marinas(2)	17	27,386	8,634	26,574	8,543	3.1%	1.1%

Total	56	$577,652	$165,561	$576,071	$166,441	0.3%	(0.5)%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.
(2)	The marinas properties were held for sale as of September 30, 2015.

Overall, for the quarter ended September 30, 2015, our tenants and managers reported to us an increase in property-level revenue and EBITDA of 7.0% and 11.1%, respectively, as compared to the same period in the prior year. For our ski and mountain assets, those properties with summer operations saw generally strong revenues during the quarter ended September 30, 2015 from increased visitation and group business, which was bolstered by increased activity offerings at several resorts. Operators with resorts in the Pacific West which struggled through a difficult 2014-15 winter season successfully implemented tight labor controls and various operating cost reduction programs, helping to improve EBITDA over the prior year period. Our attractions properties, whose peak season falls within the summer months, also experienced an increase in revenues driven by the combination of favorable weather and effective operating strategies which continue to result in increased attendance.

Overall, for the nine months ended September 30, 2015, our tenants and managers reported to us an increase in property-level revenue of 0.3% and decrease in EBITDA of 0.5%, as compared to the same period in the prior year. The increase in property-level revenue was primarily due to improved summer operations at our attractions properties. The attractions properties, whose peak season falls within the summer months, exhibited an increase due to improved season pass sales, expanded group sales, and better in-park spending which was enhanced by favorable weather. The increase in property-level revenue attributable to our attractions properties was partially offset by our ski and mountain lifestyle properties, which saw mixed results for the 2014-15 winter season based on geographic region, but also a generally strong summer operating period. Along the West Coast, record-breaking drought conditions continued for the third straight season in California, coupled with unusually low snowfall and warmer than average temperatures in the Pacific Northwest which significantly reduced skier visit volumes, and permitted some resorts to open only on an exceptionally limited basis. In contrast, the Northeast saw ample snowfall and cold temperatures from numerous winter storm cycles, driving strong visitation though April. The Rocky Mountain region saw a balanced if not moderately strong season throughout, with skier visits in line with forecasted expectations.

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

Bad Debt Expense, Loan Provisions and Impairments

During 2014, one of our ski tenants with two leases on properties in the Pacific-West began experiencing financial difficulties and we recorded a loss on lease termination (representing the write-off of straight-line rents) during 2014. During 2015, this tenant has been unable to pay rent due to lower operating results from the continued low levels of snow accompanied by unusually warm weather. As a result, during the nine months ended September 30, 2015, we reserved their outstanding rent related receivables and recorded bad debt expense of approximately $8.1 million due to uncertainty of collectability.

During the nine months ended September 30, 2015, the borrower relating to one mortgage receivable, for which we restructured the mortgage loan during 2014, continued to experience financial difficulties. Additionally, during the quarter and nine months ended September 30, 2015, we entered into an agreement to receive an early repayment of our other mortgage receivable at a discounted amount. We recorded both mortgage receivables at their net realizable value and recorded loan loss provisions of $3.3 million and $9.4 million during the quarter and nine months ended September 30, 2015, respectively. During the nine months ended September 30, 2015, we collected one mortgage receivable and in October 2015, we collected our last outstanding mortgage receivable.

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

	Nine Months Ended September 30,
	2015	2014

Cash at beginning of period	$136,985	$71,574
Cash provided by (used in):
Operating activities	80,940	132,818
Investing activities	824,922	268,902
Financing activities	(732,036)	(196,093)
Effect of foreign currency translation on cash	(85)	(79)

Cash at end of period	$310,726	$277,122

Sources of Liquidity and Capital Resources

Operating Activities. Net cash provided from operating activities decreased $51.9 million or 39% for the nine months ended September 30, 2015 as compared to the same period in 2014. The change in operating activities for the nine months ended September 30, 2015 as compared to same period in 2014 is primarily attributable to the sale of 41 properties subsequent to September 30, 2014.

Proceeds from Sales of Real Estate and an Unconsolidated Entity. As described above in “Our Exit Strategy”, we engaged Jefferies LLC to assist management and our Board of Directors in actively evaluating various strategic opportunities including the sale of our assets. During the nine months ended September 30, 2015, we received aggregate net sales proceeds of approximately $757.9 million from the sale of our 38 senior housing properties and one attractions property. We also received net sales proceeds of approximately $139.5 million from the sale of our 81.98% interest in the DMC Partnership, an unconsolidated entity. We used the net sales proceeds from these sales to pay down indebtedness, as further described below under “Uses of Liquidity and Capital Resources - Indebtedness”. During the nine months ended September 30, 2014, we received net sales proceeds of approximately $370.8 million from the sale of our multi-family residential property and the sale of 46 of our 48 golf properties. As described above under “Our Exit Strategy”, during 2015 and through November 5, 2015, we (i) sold our 81.98% interest in the DMC Partnership for net sales proceeds of approximately $139.5 million to our co-venture partner, (ii) sold all 38 of our senior housing properties and one attractions property for aggregate net sales proceeds of approximately $757.9 million, (iii) entered into a purchase and sale agreement for the sale of our marinas portfolio for approximately its carrying value, (iv) had purchase and sale agreements in place to sell three attraction properties and a ski and mountain lifestyle property, and (v) a plan to sell our undeveloped land. We intend to use a portion of existing net sales proceeds received from the sale of real estate during the nine months ended September 30, 2015 and any net sales proceeds from the proposed sale of other properties during the remainder of 2015 to make a special distribution to stockholders by the end of 2015. We may also use a portion of these net sales proceeds to make strategic capital expenditures to enhance certain of our remaining properties and/or for other corporate purposes.

Distributions from Unconsolidated Entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. As of December 31, 2014, we owned an 81.98% interest in the DMC Partnership and an 80% interest in the Intrawest Venture. In April 2015, we sold our 81.98% interest in the DMC Partnership to our co-venture partner and received net sales proceeds of approximately $139.5 million. For the nine months ended September 30, 2015, we received distributions of approximately $11.7 million (of which $6.6 million related to the DMC Partnership) as compared to approximately $9.9 million (of which $8.5 million related to the DMC Partnership) for the same period in 2014. Distributions from our Intrawest Venture increased for the nine months ended September 30, 2015, due to the payment of interest under the intercompany loan being treated as a distribution for financial reporting purposes. Distributions from unconsolidated entities will significantly decrease going forward due to the sale of our interest in the DMC Partnership.

During the nine months ended September 30, 2015, our co-venture partner of the Intrawest Venture accepted our offer to acquire their 20% interest for a nominal amount in accordance with the buy-sell provisions of the Intrawest Venture partnership agreement. Upon acquisition of their 20% interest, we will own a 100% controlling interest in the entities that own seven properties and will include these properties in the overall assessment of strategic alternatives of our assets.

Distribution Reinvestment Plan. For the nine months ended September 30, 2014, we received aggregate proceeds of approximately $27.2 million (representing 4.0 million shares) through our distribution reinvestment plan (the “DRP”). In September 2014, our board of directors approved the suspension of our DRP, effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares of our common stock. We did not receive proceeds from the DRP for the nine months ended September 30, 2015.

Proceeds from Mortgages and Other Notes Receivables. During the nine months ended September 30, 2015 and 2014, we collected principal payments of approximately $2.3 million and $83.5 million, respectively. We used the funds to pay down some of our existing indebtedness as described in “Indebtedness” below. In October 2015, we collected our only outstanding mortgage and other notes receivable.

Uses of Liquidity and Capital Resources

Investments in Unconsolidated Entities. During the nine months ended September 30, 2015, we contributed approximately $54.6 million to the Intrawest Venture and the Intrawest Venture repaid two mortgage loans of approximately $54.6 million, which matured in January 2015 and June 2015.

Indebtedness. We have borrowed and, subject to our goal of providing liquidity to our shareholders, may continue to borrow money to fund ongoing enhancements to our portfolio, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities to avoid distribution volatility. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of September 30, 2015, our leverage ratio, calculated as total indebtedness over total assets, was 11.6%.

During the nine months ended September 30, 2015, we paid $10.9 million in scheduled principal payments under our mortgage loans. We also used net sales proceeds from the sales of real estate and our interest in an unconsolidated entity and repaid $135.0 million of outstanding indebtedness collateralized by the senior housing properties sold, repaid $63.8 million of outstanding indebtedness collateralized by two attractions properties and one ski and mountain lifestyle property, repaid all of our senior unsecured notes with an outstanding principal amount of $318.3 million at a premium of 103.625%, and repaid $152.5 million of our revolving line of credit. In June 2015, we extended the maturity of our revolving line of credit to August 31, 2016, with an additional year extension option, and reduced the borrowing capacity to $100 million. As of September 30, 2015, our revolving line of credit did not have an outstanding principal balance.

We have scheduled maturities of $23.2 million within the next twelve months, which we intend to repay using cash on hand or proceeds from sales of properties.

Certain of our loans require us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio and limitations on distributions except to maintain our REIT status. We were in compliance with all applicable provisions as of September 30, 2015.

Acquisitions and Capital Expenditures. We did not have any acquisitions during the nine months ended September 30, 2015 but funded approximately $35.8 million in capital improvements at our properties. During the nine months ended September 30, 2014, we acquired four senior housing properties for an aggregate purchase price of approximately $128.4 million and funded approximately $55.9 million in capital improvements at our properties.

Related Party Arrangements. Through March 31, 2014, our Advisor received fees and compensation in connection with the acquisition, management and sale of our assets. In March 2014, our Advisor amended the advisory agreement, effective April 1, 2014, to eliminate acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce asset management fees to 0.075% monthly (or 0.90% annually), down from 0.083% monthly (or 1.00% annually), of average invested assets. Amounts incurred relating to these transactions were approximately $15.9 million and $25.4 million for the nine months ended September 30, 2015 and 2014, respectively. Our Advisor and its affiliates were also entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our acquisitions and operating activities. Reimbursable expenses for the nine months ended September 30, 2015 and 2014 were approximately $4.3 million and $5.4 million, respectively. Of these amounts, approximately $0.4 million and $0.5 million are included in due to affiliates in the unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended September 30, 2015 and 2014, operating expenses did not exceed the Expense Cap.

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

During the nine months ended September 30, 2015 and 2014, we paid $48.8 million and $76.2 million, respectively, in distributions, net of proceeds received under our DRP. Our cash flows from operating activities covered 100% of distributions paid for each of the nine months ended September 30, 2015 and 2014.

The following table presents total distributions declared including cash distributions, distributions reinvested and distributions per share for the quarters and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

					Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (2)	Net Cash Distributions	Cash Flow From Operating Activities (1)
2015 Quarter
First	$0.0500	$16,259	$—	$16,259	$36,075
Second	0.0500	16,259	—	16,259	6,074
Third	0.0500	16,259	—	16,259	38,791

Total	$0.1500	$48,777	$—	$48,777	$80,940

2014 Quarter
First	$0.1063	$34,278	$13,627	$20,651	$37,560
Second	0.1063	34,442	13,582	20,860	39,197
Third	0.1063	34,608	—	34,608	56,061

Total	$0.3189	$103,328	$27,209	$76,119	$132,818

FOOTNOTES:

(1)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with subscription proceeds and other financing sources as opposed to operating cash flows. The Board also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(2)	In September 2014, our Board suspended the DRP and beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares of our common stock.

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

RESULTS OF OPERATIONS

As of September 30, 2015 and 2014, we had invested in 65 and 107 properties, respectively, through the following investment structures:

	September 30,
	2015	2014
Wholly-owned:
Leased properties	24	43
Managed properties (1)(2)	33	55
Unimproved land	1	1
Unconsolidated joint ventures: (3)
Leased properties	7	8

	65	107

FOOTNOTES:

(1)	As of September 30, 2015 and 2014, wholly-owned managed properties are as follows:

	September 30,
	2015	2014
Ski & mountain lifestyle	1	1
Golf	—	1
Attractions	15	16
Senior housing	—	20
Marinas	17	17

	33	55

(2)	Under applicable tax regulations, certain properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of September 30, 2015 and 2014, 29 and 31 properties, respectively, were temporarily managed and four and 24 properties were indefinitely managed under management agreements, respectively.
(3)	In April 2015, we sold our 81.98% interest in the DMC Partnership, which held one property. As of September 30, 2015, our co-venture partner of the Intrawest Venture had accepted our offer to buy out their 20% non-controlling interest. See “Distributions from Unconsolidated Entities” for additional information.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

During the quarter and nine months ended September 30, 2015 and 2014, the results of 41 and 42 real estate investment properties, respectively, contributed to income from continuing operations. As of September 30, 2015, the results of operations for 17 properties held for sale as of September 30, 2015 along with the results of operations of 38 senior housing properties sold during 2015 and 49 properties sold during 2014 are included in income from discontinued operations in the accompanying statements of operations for all periods presented.

Rental income from operating leases. Rental income for the quarter and nine months ended September 30, 2015 decreased by approximately $2.1 million and $5.0 million, respectively, as compared to the same period in 2014. Additional billings permitted under our leases calculated as a percent of ski property level operating revenues generated by our tenants declined by approximately $1.9 million and $5.2 million during the quarter and nine months ended September 30, 2015, respectively, due to lower levels of snow particularly in the Pacific West. Additionally, rental income from operating leases declined an additional $1.3 million and $1.6 million during the same periods, respectively, due to one of our ski tenants with two leases on properties in the Pacific-West experiencing financial difficulties and defaulting on their rent. This decline was partially offset by an increase in revenues attributed to capital improvements made at our attractions properties that resulted in higher lease basis, which increased rent due from our tenants. The following information summarizes trends in rental income from operating leases and base rents for certain of our properties excluding properties that have been classified as discontinued operations (in thousands):

	Quarter Ended September 30,
Properties Subject to Operating Leases	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$19,695	$22,876	$(3,181)	(13.9)%
Attractions	9,879	8,844	1,035	11.7%

Total	$29,574	$31,720	$(2,146)	(6.8)%

	Nine Months Ended September 30,
Properties Subject to Operating Leases	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$68,315	$75,114	$(6,799)	(9.1)%
Attractions	24,310	22,520	1,790	7.9%

Total	$92,625	$97,634	$(5,009)	(5.1)%

As of September 30, 2015 and 2014, the weighted-average lease rate for our portfolio of wholly-owned leased properties (excluding assets held for sale) was 10.2% and 10.3%, respectively. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio may fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

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

	Quarter Ended September 30,
Properties Operated by Third-Party Managers	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$16,571	$15,495	$1,076	6.9%
Attractions	81,330	95,371	(14,041)	(14.7)%

Total	$97,901	$110,866	$(12,965)	(11.7)%

	Nine Months Ended September 30,
Properties Operated by Third-Party Managers	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$44,548	$41,449	$3,099	7.5%
Attractions	146,597	164,461	(17,864)	(10.9)%

Total	$191,145	$205,910	$(14,765)	(7.2)%

As of September 30, 2015 and 2014, we had a total of 16 and 17 managed properties (excluding properties that we classified as discontinued operations), respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The decrease in property operating revenues is primarily due to the sale of one of our attraction properties in June 2015. This decrease was partially offset by increases in property operating revenue for our other attractions properties primarily due to higher ticket sales, retail shop sales and food and beverage sales. This decrease was also partially offset by our Mount Washington Resort which experienced higher room, ski and food and beverage revenues as a result of renovations and enhancements we have made at the property and operational strategies that have been implemented, as well as strong group and conference business.

Interest income on mortgages and other notes receivable. For the quarter and nine months ended September 30, 2015, we earned interest income of approximately $0.1 million and $1.5 million, respectively, as compared to approximately $2.0 million and $8.0 million for the same periods in 2014, respectively. The decrease is primarily due to $83.5 million in principal received during the nine months ended September 30, 2014.

Property operating expenses. Property operating expenses decreased primarily due to the sale of one of our attractions properties in June 2015, offset by increases at our other attractions properties consistent with the increase in property operating revenues. The following information summarizes the expenses of our properties that are operated by third-party managers (in thousands):

	Quarter Ended September 30,
Properties Operated by Third-Party Managers	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$12,357	$11,565	$792	6.8%
Attractions	43,899	50,885	(6,986)	(13.7)%

Total	$56,256	$62,450	$(6,194)	(9.9)%

	Nine Months Ended September 30,
Properties Operated by Third-Party Managers	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$34,730	$34,477	$253	0.7%
Attractions	110,585	119,132	(8,547)	(7.2)%

Total	$145,315	$153,609	$(8,294)	(5.4)%

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% prior to April 1, 2014 and 0.075% effective April 1, 2014 of invested assets were paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the quarter and nine months ended September 30, 2015, asset management fees to our Advisor were approximately $3.7 million and $12.2 million, respectively, as compared to approximately $4.4 million and $14.2 million, respectively, for the quarter and nine months ended September 30, 2014. The decrease in such fees is primarily attributable to the reduction in asset fee rates described above and the sale of one attraction property and our interest in the DMC Partnership subsequent to September 30, 2014.

General and administrative. General and administrative expenses totaled approximately $3.0 million and $11.5 million for the quarter and nine months ended September 30, 2015, as compared to approximately $4.3 million and $13.2 million, respectively, for the quarter and nine months ended September 30, 2014. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, accounting and legal fees, and board of directors’ fees. The decrease in general and administrative expenses for the quarter and nine months ended September 30, 2015, is primarily the result of a reduction in legal, accounting and other professional services necessary to account and report on our smaller portfolio of assets.

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the quarter and nine months ended September 30, 2015, ground lease and land permit fees were approximately $2.4 million and $7.8 million, respectively, as compared to approximately $2.2 million and $7.8 million, respectively, for the quarter and nine months ended September 30, 2014.

Other operating expenses. Other operating expenses were approximately $1.7 million and $4.9 million for the quarter and nine months ended September 30, 2015, respectively, as compared to approximately $1.9 million and $3.9 million for the quarter and nine months ended September 30, 2014, respectively.

Bad debt expense. Bad debt expense totaled approximately $3.3 million and $8.1 million for the quarter and nine months ended September 30, 2015, respectively. The increase is related to one of our ski tenants with two leases on properties in the Pacific-West experiencing financial difficulties as a result of lower operating results from the low levels of snow accompanied by unusually warm weather.

Loan loss provision. Loan loss provision was approximately $21 thousand and $9.4 million for the quarter and nine months ended September 30, 2015, respectively. As described above in “Bad Debt Expense, Loan Provisions and Impairments”, we recorded these loan loss provisions to record our mortgage receivables at their net realizable values at September 30, 2015. Loan loss provision was approximately $0.7 million and $3.3 million for the quarter and nine months ended September 30, 2014, respectively, as a result of uncertainty in the collectability of one of our notes receivable.

Impairment provision. Impairment provision was approximately $1.4 million for the quarter and nine months ended September 30, 2015, respectively. The impairment related to an adjustment to the net carrying value of our undeveloped land due to a revised estimated sale price, less closing costs. There were no impairment provisions during 2014.

Depreciation and amortization. Depreciation and amortization expenses were approximately $19.8 million and $63.5 million for the quarter and nine months ended September 30, 2015, respectively, as compared to approximately $25.4 million and $73.2 million for the quarter and nine months ended September 30, 2014, respectively.

Interest and other income. Interest and other income was approximately $0.3 million and $1.1 million for the quarter and nine months ended September 30, 2015, respectively, as compared to approximately $0.2 million and $0.4 million for the quarter and nine months ended September 30, 2014, respectively.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $3.2 million and $23.9 million for the quarter and nine months ended September 30, 2015, respectively, as compared to approximately $15.0 million and $44.4 million, for the quarter and nine months ended September 30, 2014, respectively. The decrease is primarily attributable to the pay down of approximately $703.0 million of indebtedness, excluding indebtedness related to properties classified as discontinued operations, subsequent to September 30, 2014.

Loss on extinguishment of debt. Losses on extinguishment of debt were approximately $21.1 million for the nine months ended September 30, 2015, as compared to $1.6 million and $1.8 million for the quarter and nine months ended September 30, 2014, respectively. The losses incurred during the nine months ended September 30, 2015, related to the early repayments of our senior unsecured notes and certain loans during 2015. Loss on extinguishment of debt included legal fees incurred with the transaction, prepayment penalty fees and the write-off of unamortized bond issue costs and loan costs. The losses incurred during the nine months ended September 30, 2014, related to an early repayment on two of our loans and repurchasing at a premium, the face value of $24.5 million of our senior notes.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Quarter Ended September 30,
	2015	2014	$ Change	% Change
DMC Partnership	$—	$2,797	$(2,797)	(100.0)%
Intrawest Venture	1,162	379	783	206.6%

Total	$1,162	$3,176	$(2,014)	(63.4)%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
DMC Partnership	$2,475	$8,206	$(5,731)	(69.8)%
Intrawest Venture	1,465	(1,257)	2,722	216.5%

Total	$3,940	$6,949	$(3,009)	(43.3)%

Equity in earnings of unconsolidated entities decreased by approximately $2.0 million and $3.0 million for the quarter and nine months ended September 30, 2015, respectively, as compared to the same periods of 2014. The change was primarily due to the sale of our interest in the DMC Partnership in April 2015. This decrease was offset by improved results from our Intrawest Venture in 2015 due to the fact that during the quarter and nine months ended September 30, 2014, we recorded catch up depreciation and amortization expense due to the reclassification of seven Intrawest village retail properties from assets held for sale to held and used. Equity in earnings will decrease significantly going forward due to the sale of our 81.98% interest in the DMC Partnership in April 2015.

In July 2015, our co-venture partner accepted our offer to acquire their 20% interest in the Intrawest Venture for a nominal amount in accordance with the buy-sell provisions of the Intrawest Venture partnership agreement. Upon acquisition of their 20% interest, we will own a 100% controlling interest in the entities that own seven properties and will include these properties in the overall assessment of strategic alternatives of our assets.

Discontinued operations. Income from discontinued operations was approximately $7.6 million and $214.4 million for the quarter and nine months ended September 30, 2015, as compared to income (loss) of approximately $0.5 million and $(1.4) million for the quarter and nine months ended September 30, 2014. The results of operations of 104 properties (which included our marinas properties classified as held for sale as of September 30, 2015, the 38 senior housing properties sold during 2015 and all properties sold during 2014), are reflected in discontinued operations for all periods presented. Income from discontinued operations for the quarter and nine months ended September 30, 2015, includes $4.2 million and $210.8 million, respectively, of gains from the sale of one and 38 senior housing properties, respectively. Income due to the gains on the sale of real estate was partially offset by a decline in net operating income from the sale of 41 properties subsequent to September 30, 2014, and the recording of impairment provisions related to the marinas properties during the second quarter of 2015. See Note 4. “Assets and Associated Liabilities Held for Sale, net and Discontinued Operations” for additional information.

Gain (loss) on sale of real estate. Gain (loss) on sale of real estate from continuing operations was approximately $(1.1) million and $26.5 million for the quarter and nine months ended September 30, 2015. The gain on sale of real estate primarily related to the sale of one of our attractions properties. There was no gain on sale of real estate in 2014 as the gains were recorded through discontinued operations.

Gain from sale of unconsolidated entity. Gain from sale of our interest in the DMC Partnership, our unconsolidated entity, was approximately $39.3 million for the nine months ended September 30, 2015. There was no gain on sale of unconsolidated entity during 2014.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income or loss: acquisition fees and expenses; amounts relating to straight-line rent adjustments for leases and notes receivable; gains or losses included in net income from the extinguishment or sale of debt and hedges; amounts relating to the amortization of above and below market leases and liabilities (which are adjusted in order to remove the impact of GAAP straight-line adjustments from rental revenues); loan loss provisions related to mortgages and other notes receivable; accretion of discounts and amortization of premiums on debt investments; eliminations of adjustments relating to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income or loss, mark-to-market adjustments included in net income or loss; and adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we do retain an outside consultant to review all of our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

The following table presents a reconciliation of net income or loss to FFO and MFFO for the quarter and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$40,845	$30,623	$261,391	$1,765
Adjustments:
Depreciation and amortization
Continuing operations	19,807	25,389	63,463	73,179
Discontinued operations	—	8,233	—	28,403
Impairment of real estate assets (1)
Continuing operations	1,428	—	1,428	—
Discontinued operations	—	—	7,749	3,442
(Gain) loss on sale of real estate investment (2)
Continuing operations	1,064	—	(26,528)	—
Discontinued operations	(5,290)	(3,953)	(212,383)	(3,883)
Gain on sale of unconsolidated entity (3)
Continuing operations	—	—	(39,252)	—
Net effect of FFO adjustment from unconsolidated entities (4)	824	3,819	4,721	12,208

Total funds from operations	58,678	64,111	60,589	115,114

Acquisition fees and expenses (5)
Continuing operations	—	(237)	—	519
Discontinued operations	—	746	—	1,994
Straight-line adjustments for leases and notes receivable (6)
Continuing operations	6,277	5,436	1,958	1,072
Discontinued operations	—	(819)	—	(2,619)
Loss (gain) on early extinguishment of debt (7)
Continuing operations	—	1,620	21,065	1,816
Discontinued operations	(486)	8,293	2,042	5,690
Contingent purchase price consideration adjustment (8)
Continuing operations	—	(665)	—	(665)
Amortization of above/below market intangible assets and liabilities
Continuing operations	(19)	(12)	(57)	12
Discontinued operations	—	101	—	460
Loan loss provision (9)
Continuing operations	21	750	9,369	3,270
Realized loss on the extinguishment of cash flow hedge (7)
Continuing operations	—	62	180	466
Discontinued operations	—	—	—	2,337
Accretion of discounts/amortization of premiums on debt investments
Continuing operations	—	44	1	50
MFFO adjustments from unconsolidated entities: (4)
Straight-line adjustments for leases and notes receivable (6)
Continuing operations	68	113	338	175
Amortization of above/below market intangible assets and liabilities
Continuing operations	(8)	(41)	(4)	(116)

Modified funds from operations	$64,531	$79,502	$95,481	$129,575

Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	325,707	325,183	324,194

FFO per share (basic and diluted)	$0.18	$0.20	$0.19	$0.36

MFFO per share (basic and diluted)	$0.20	$0.24	$0.29	$0.40

FOOTNOTES:

(1)	While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
(2)	Gains and loss on the sale of real estate for the quarter and nine months ended September 30, 2015, primarily includes the gains and losses recognized on the sale of our 38 senior housing properties and one attractions property.
(3)	In April 2015, we completed the sale of our interest in one unconsolidated joint venture that held one property. See “Distributions from Unconsolidated Entities” for additional information.
(4)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.
(5)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expense relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(6)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(7)	(Gain) loss of extinguishment of debt includes legal fees incurred with the transaction, prepayment penalty fees and write-off of unamortized loan costs, as applicable. Loss from extinguishment of cash flow hedge includes swap breakage fees and reclassification of loss on termination of cash flow hedges from other comprehensive income (loss) from interest expense.
(8)	Management believes that the elimination of the contingent purchase price consideration adjustment, which respects the Yield Guarantee as mentioned above, included in interest and other income (expense) for GAAP purposes is appropriate because the adjustment is a noncash adjustment that is not reflective of our ongoing, operating performance and aligns with management’s analysis of operating performance.
(9)	During the nine months ended September 30, 2014, we recorded a loan loss provision on one of our mortgages and other notes receivable as a result of uncertainty related to the collectability of the note receivable. During the nine months ended September 30, 2015, we recorded loan loss provisions on our mortgage notes receivables to adjust the carrying values to net realizable values.

Total FFO and FFO per share was approximately $58.7 million and $60.6 million or $0.18 and $0.19 for the quarter and nine months ended September 30, 2015, respectively, as compared to approximately $64.1 million and $115.1 million or $0.20 and $0.36 for the same periods in 2014. The decrease in FFO and FFO per share is primarily attributable to (i) loss on early extinguishment of debt, (ii) the loan loss provisions recorded on our mortgage notes receivables to adjust the carrying values to net realizable values, (iii) bad debt expense recorded related to two ski properties, (iv) a decrease in rental income and net operating income from leased and managed properties due to the sale of our golf portfolio, our multi-family residential property, our 38 senior housing properties and one of our attractions properties, (v) a decrease in the net effect of FFO adjustment from unconsolidated entities primarily as a result of the sale of our interest in the DMC Partnership, and (vi) a decrease in interest income on mortgage notes receivable due to the collection of $83.5 million of principal during the nine months ended September 30, 2014. The decreases were partially offset by (i) a decrease in interest expense primarily due to a decrease in weighted average debt outstanding, (ii) an increase in “same-store” net operating income from managed properties primarily related to our attractions properties, and (iii) a decrease in asset management fees.

Total MFFO and MFFO per share was approximately $64.5 million and $95.5 million or $0.20 and $0.29 for the quarter and nine months ended September 30, 2015, respectively, as compared to approximately $79.5 million and $129.6 million or $0.24 and $0.40 for the same periods in 2014. The decrease in MFFO and MFFO per share is primarily attributable to (i) bad debt expense recorded related to two ski properties, (ii) a decrease in rental income and net operating income from leased and managed properties due to the sale of our golf portfolio, our multi-family residential property, our 38 senior housing properties and one of our attractions properties, (iii) a decrease in the net effect of FFO adjustment from unconsolidated entities primarily as a result of the sale of our interest in the DMC Partnership, and (iii) a decrease in interest income on mortgage notes receivable due to the collection of principal subsequent to September 30, 2014. The decreases were partially offset by (i) a decrease in interest expense primarily due to a decrease in weighted average debt outstanding, (ii) an increase in “same-store” net operating income from managed properties primarily related to our attractions properties, and (iii) a decrease in asset management fees.

Adjusted EBITDA from Continuing Operations

We present Adjusted EBITDA from Continuing Operations as a supplemental measure of our performance. We define Adjusted EBITDA from Continuing Operations as net income (loss), less discontinued operations and other income, plus (i) interest expense, net, and loan cost amortization and (ii) depreciation and amortization, as further adjusted for the impact of equity in earnings (loss) of our unconsolidated entities, straight-line adjustments for leased properties and mortgages and other notes receivables, cash distributions from our unconsolidated entities and certain other items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA from Continuing Operations, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of Adjusted EBITDA from Continuing Operations should not be construed as an inference that our future results will be unaffected by unusual items.

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

Set forth below is a reconciliation of Adjusted EBITDA from Continuing Operations to net income (loss) (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$40,845	$30,623	$261,391	$1,765
(Income) loss from discontinued operations	(7,614)	(537)	(214,386)	1,368
(Gain) loss on sale of real estate	1,064	—	(26,528)	—
Gain on sale of unconsolidated entity	—	—	(39,252)	—
Interest and other income	(309)	(153)	(1,066)	(449)
Interest expense and loan cost amortization	3,202	15,012	23,946	44,380
Equity in earnings of unconsolidated entities (1)	(1,162)	(3,176)	(3,940)	(6,949)
Depreciation and amortization	19,807	25,389	63,463	73,179
Loss from extinguishment of debt	—	1,620	21,065	1,816
Loan loss provision	21	750	9,369	3,270
Impairment provision	1,428	—	1,428	—
Straight-line adjustments for leases and notes receivables (2)	6,277	5,436	1,958	1,072
Cash distributions from unconsolidated entities (1)	918	3,321	11,651	9,896

Adjusted EBITDA from Continuing Operations	$64,477	$78,285	$109,099	$129,348

FOOTNOTES:

(1)	Investments in our unconsolidated joint ventures are accounted for under the HLBV method of accounting. Under this method, we recognize income or loss based on the change in liquidating proceeds we would receive from a hypothetical liquidation of our investments based on depreciated book value. We adjust EBITDA from continuing operations for equity in earnings (loss) of our unconsolidated entities because we believe this is not reflective of the joint ventures’ operating performance or cash flows available for distributions to us. We believe cash distributions from our unconsolidated entities, exclusive of any financing transactions, are reflective of their operating performance and its impact to us and have been added back to adjusted EBITDA from continuing operations above.
(2)	We believe that adjusting for straight-line adjustments for leased properties and mortgages and other notes receivable is appropriate because they are non-cash adjustments and reflect the actual cash receipts received by us from our tenants and borrowers.

Adjusted EBITDA from Continuing Operations was approximately $64.5 million and $109.1 million for the quarter and nine months ended September 30, 2015, respectively, as compared to approximately $78.3 million and $129.3 million for the same periods in 2014, respectively. The decrease was primarily attributable to (i) bad debt expense recorded related to two ski properties, (ii) a decrease in interest income on mortgage notes receivable due to the collection of $83.5 million of principal during the nine months ended September 30, 2014, and (iii) the sale of one of our attractions properties in June 2015. The decreases were partially offset by (i) an increase in “same-store” net operating income from managed properties primarily related to our attractions properties and (ii) a reduction in asset management fees.

Off-Balance Sheet and Other Arrangements

During the nine months ended September 30, 2015, we made contributions of approximately $54.6 million to the Intrawest Venture and Intrawest Venture repaid approximately $54.6 million in mortgage loans that matured in January and June 2015. In April 2015, we sold our 81.98% interest in the DMC Partnership to our co-venture partner, which included $131.5 million of indebtedness related to the partnership. As of September 30, 2015, the Intrawest Venture had one intercompany loan payable to its joint venture partners of approximately $11.1 million which matures in December 2029.

In July 2015, our co-venture partner accepted our offer to acquire their 20% interest in the Intrawest Venture for a nominal amount in accordance with the buy-sell provisions of the Intrawest Venture partnership agreement. Upon acquisition of their 20% interest, we will own a 100% controlling interest in the entities that own seven properties.

Commitments, Contingencies and Contractual Obligations

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of September 30, 2015:

Contractual Obligations

	Payments Due by Period (in thousands)
	2015	2016-2017	2018-2019	Thereafter	Total

Mortgages and other notes payable (principal and interest) (1)	$21,954	$170,807	$8,076	$1,705	$202,542
Capital lease	818	3,434	978	—	5,230
Obligations under operating leases (2)	3,142	25,140	25,140	168,948	222,370

Total	25,914	199,381	34,194	170,653	430,142

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve.
(2)	This line item represents obligations under ground leases, concession holds and land permits of which the majority are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	2015	2016-2017	2018-2019	Thereafter	Total

Capital improvements (1)	$4,531	$—	$—	$—	$4,531

FOOTNOTE:

(1)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our fixed-rate mortgage and other notes receivable totaled $7.6 million and $19.4 million at September 30, 2015 and December 31, 2014, respectively. The estimated fair value of the mortgage notes receivable was approximately $7.6 million and $16.6 million, respectively, and is subject to market risk to the extent that the stated interest rates vary from current market rates for borrowings under similar terms.

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value

Fixed-rate debt	$862	$34,678	$85,369	$—	$—	$1,705	$122,614	$126,672
Variable-rate debt (2)	19,213	1,618	37,029	437	6,799	—	65,096	67,485

	$20,075	$36,296	$122,398	$437	$6,799	$1,705	$187,710	$194,157

	2015	2016	2017	2018	2019	Thereafter	Total

Weighted average fixed interest rate of maturities	6.23%	6.57%	6.10%	—	—	—	6.14%
Average interest rate on variable debt(3)	LIBOR + 3.01%	LIBOR+ 3.45%	LIBOR + 3.50%	LIBOR + 3.30%	LIBOR + 3.30%

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2015. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of September 30, 2015, one of our variable-rate debt in mortgages and notes payable was hedged.
(3)	The 30-day LIBOR rate was approximately 0.19% at September 30, 2015.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.4 million for the nine months ended September 30, 2015 related to variable rate debt outstanding as of September 30, 2014. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 2015.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.13	First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions by and between the Company and Buyer, dated May 1, 2015. (Filed on May 6, 2015 as Exhibit 10.1 to the Company’s Current Report on Form 8-K, and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.