Form 10-K
period 2015-12-31
CNL LIFESTYLE PROPERTIES INC
filed 2016-03-28
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is currently no established market for the registrant’s shares of common stock. Based on the estimated net asset value per share of the registrant’s common stock of $5.20 per share at June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market of stock by non-affiliates as of June 30, 2015 was $1.7 billion.

As of March 16, 2016, there were 325,182,969 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[Intentionally left blank]

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

General

CNL Lifestyle Properties, Inc. is a Maryland corporation incorporated on August 11, 2003. The terms “we,” “our,” or “us,” “the Company” and “CNL Lifestyle Properties” include CNL Lifestyle Properties, Inc. and each of its subsidiaries. We operate as a real estate investment trust (“REIT”). Two of our wholly owned subsidiaries, CLP GP Corp. and CLP LP Partners Corp., are the general and limited partners, respectively, of CLP Partners, LP, which is our operating partnership and which conducts substantially all of our operations and owns substantially all of our assets. We have retained CNL Lifestyle Advisor Corporation (the “Advisor”), as our Advisor to provide management, acquisition, disposition, advisory and administrative services. Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida 32801, and our telephone number is (407)650-1000.

Our Exit Strategy

As required under our articles of incorporation, we began a process of evaluating strategic alternatives in an effort to undertake to provide stockholders with liquidity of their investment by December 31, 2015, either in whole or in part, including, without limitation, through (i) the commencement of an orderly sale of our assets, outside of the ordinary course of business and consistent with our objectives of qualifying as a REIT, and the distribution of the net sales proceeds thereof to the stockholders, (ii) our merger with or into another entity in a transaction which provides the stockholders with cash or securities of a publicly traded company or (iii) a listing of our shares on a national stock exchange (“Listing”). In accordance with our undertaking to provide stockholders with partial liquidity, we used a portion of net sales proceeds received from the sale of properties during the year ended December 31, 2015 to make a special distribution to stockholders during December 2015.

We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for an exit strategy. In connection with these objectives, in March 2014, we engaged Jefferies LLC (“Jefferies”), a leading global investment banking and advisory firm, and formed a special committee comprised solely of our independent directors, to assist management and the Board of Directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the Listing of our common stock. During 2014, we sold our entire golf portfolio (consisting of 48 properties) and our multi-family development property for net sales proceeds of approximately $384.3 million. During 2015, we sold our 81.98% interest in the DMC Partnership, an unconsolidated joint venture that owned and operated the Dallas Market Center (the “DMC Partnership”), for net sales proceeds of approximately $139.5 million to our co-venture partner, and we sold all 38 of our senior housing properties, 12 marina properties, four attractions properties and one ski and mountain lifestyle property for aggregate net sales proceeds of approximately $992.7 million. Additionally, we have a purchase and sale agreement for the sale of our remaining five marina properties and agreed to sell our unimproved land as of December 31, 2015.

Business Strategy

Our principal investment objectives include investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We primarily invested in lifestyle properties in the United States that we believed had the potential for long-term growth and income generation. Our investment thesis was supported by demographic trends which we believed affected consumer demand for the various lifestyle asset classes that were the focus of our investment strategy. We defined lifestyle properties as those properties that reflect or were impacted by the social, consumption and entertainment values and choices of our society. More than half of our properties are leased on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. When beneficial to our investment structure and as a result of tenant defaults, we engage third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. To a lesser extent, we also made and acquired loans generally collateralized by interests in real estate and entered into joint ventures related to interests in real estate.

Following our investment strategy of acquiring carefully selected and well-located lifestyle and other income producing properties, we believe we built a unique portfolio of assets with established long-term operating histories, and created diversification within the portfolio by region, operator and asset class. During 2014 and 2015, we sold a total of 105 properties as a result of evaluating strategic opportunities, which included the sale of our interest in the DMC Partnership, which held one property. As of March 16, 2016, we held ownership interests in 49 lifestyle properties (of which six consolidated properties were classified as held for sale as of December 31, 2015). When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 55% in ski and mountain lifestyle, 35% in attractions, 6% in marinas and 4% in additional lifestyle properties. These assets consist of 23 ski and mountain lifestyle properties, 20 attractions, five marinas and one additional lifestyle properties with the following investment structure:

Wholly-owned: (1)
Leased properties	24
Managed properties	17
Unimproved land	1
Unconsolidated joint venture:
Leased properties (2)	7

49

FOOTNOTES:

(1)	Our real estate investment portfolio is geographically diversified with properties in 19 states and 2 Canadian provinces.
(2)	During 2015, our co-venture partner of our unconsolidated joint venture accepted our offer to acquire their 20% interest for a nominal amount in accordance with the buy-sell provisions of the partnership agreement. Upon acquisition of their 20% interest, we will own a 100% controlling interest in the entities that own seven properties.

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

Financial information about geographic areas. We have one consolidated property, Cypress Mountain, located in British Columbia, Canada, which generated total rental income of approximately $5.1 million, $6.3 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we also own interests in two other properties located in Canada through one unconsolidated joint venture that generated a combined equity in earnings (loss) of approximately $0.9 million, ($0.1) million and $0.9 million during the years ended December 31, 2015, 2014 and 2013, respectively. The remainder of our net income was generated from properties or investments located in the United States.

Our leases and ventures. Our leases are usually structured as triple-net leases which means our tenants are generally responsible for repairs, maintenance, property taxes, ground lease or permit expenses (where applicable), utilities and insurance for the properties that they lease.

The weighted-average lease rate of our consolidated properties subject to long-term triple-net leases as of December 31, 2015 was approximately 10.2%. This rate was based on the weighted-average annualized straight-lined base rent due under our leases. We typically structure our leases to provide for the payment of a minimum annual base rent with periodic increases in base rent over the lease term. In addition, our leases typically provide for the payment of percentage rent based on a percentage of gross revenues generated at the property over certain thresholds. Within the provisions of our leases, we also generally require the payment of capital improvement reserve rent. Capital improvement reserve rents are paid by the tenant and are generally based on a percentage of gross revenue of the property and are set aside by us for capital improvements, replacements and other capital expenditures at the property. These amounts are and will remain our property during and after the term of the lease and help maintain the integrity of our assets.

Our leases are generally long-term in nature (generally five to 20 years with multiple renewal options). Many of our tenants operate more than one of our properties with the leases being cross-defaulted. As of December 31, 2015, we have 24 consolidated properties structured as triple-net leases with the average lease expiration of approximately 14 years. We do not have any leases scheduled to expire within the next 10 years.

Our managed properties. When beneficial to our investment structure and subject to applicable tax regulations, certain properties may be leased to wholly-owned tenants that are taxable REIT subsidiaries or that are owned through taxable REIT subsidiaries (referred to as “TRS” entities). Under this structure, we engage a third-party manager to conduct day-to-day operations and our results of operations will include the operating results of the underlying properties as opposed to rental income from operating leases that is recorded for properties leased to third-party tenants. In addition, in the case of a tenant default and lease termination, we may engage a third-party manager to operate the property on our behalf for a period of time until we can re-lease the property. This allows us time to stabilize the property, if necessary, and enter into a new lease when market conditions are potentially more favorable. During this managed period, we recognize all the underlying property operating revenues and expenses in our consolidated financial statements and may be subject to more direct operating risk including risks associated with seasonality and are subject to federal income tax on taxable income from the operations. See “Seasonality” below for additional information.

Our joint ventures. We have entered into joint ventures in which our partners subordinate their returns to our minimum return. This structure provides us with some protection against the risk of downturns in performance but may allow our partners to obtain a higher rate of return on their investment than we receive if the underlying performance of the properties exceeds certain thresholds. Properties that are owned through unconsolidated joint ventures may be leased or managed depending on the circumstance related to each property. In April 2015, we sold our 81.98% interest in the DMC Partnership, which owned one property under a leased structure. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for additional information. As of December 31, 2015, we had a total of seven properties, under leased structure, owned through one unconsolidated joint venture. During 2015, our co-venture partner of this unconsolidated joint venture accepted our offer to acquire their 20% interest for a nominal amount in accordance with the buy-sell provisions of the partnership agreement. Upon acquisition of their 20% interest , we will own a 100% controlling interest in the entities that own seven leased properties.

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

As part of our portfolio diversification strategy, we specifically considered the varying and complimentary seasonality of our asset classes and portfolio mix. For example, the peak operating season for our ski and mountain lifestyle assets is highly complementary to the peak seasons for our attractions to balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with GAAP. However, seasonality may impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows. Additionally, seasonality affects the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues.

Seasonality also directly impacts certain of our properties where we engage independent third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties. As of December 31, 2015, we had a total of 17 wholly-owned managed properties consisting of 12 attractions properties, and five marinas. Our consolidated operating results and cash flows during the first, second and fourth quarters will generally be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties.

Significant tenants. During the year ended December 31, 2015, we had one tenant who generated revenues greater than 10% of total revenues from continuing operations. This tenant operates seven of our ski and mountain lifestyle properties and represented approximately $39.9 million of our consolidated revenues from continuing operations.

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

During the years ended December 31, 2014 and 2013, we raised approximately $27.2 million and $54.9 million, respectively, through our DRP. Our DRP was suspended by our Board of Directors in the third quarter of 2014. We did not raise any proceeds through our DRP subsequent to the third quarter of 2014. See “Part II – Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distribution Plan” and Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for additional information.

Our Disposition Policies

As a mature REIT, a significant focus is to actively manage our assets and reinvest in our existing properties in order to maximize growth in rental income and property operating income. As part of exploring strategic alternatives, as described above under “Our Exit Strategy”, we continue to evaluate each of our remaining properties on a rigorous and ongoing basis. In an effort to optimize and enhance the value of our assets, we may consider selling some or all of our remaining properties as part of our exit strategy.

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

Competition

As a REIT, we have historically experienced competition from other REITs (both traded and non-traded), real estate partnerships, mutual funds, institutional investors, specialty finance companies, opportunity funds, healthcare providers, and other investors, including, but not limited to, banks and insurance companies, many of which generally have had greater financial resources than we do for the purposes of leasing and financing properties within our targeted asset classes. These competitors often may also have a lower cost of capital and may be subject to less regulation. The level of competition may impact our ability to locate suitable tenants. We may also face competition from other funds in which affiliates of our Advisor participate or advise.

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

Financial Information About Industry Segments

We have determined that we operate in one business segment, real estate ownership, which consists of investing in and owning a diversified portfolio of real estate primarily within the United States. We view, manage and evaluate all of our lifestyle properties homogeneously as one collection of assets with a common goal to maximize revenues and property income regardless of the type (ski, attractions, etc.) or ownership structure (leased or managed). Our chief operating decision maker reviews all of our properties as one consolidated portfolio and does not drive resource allocation decisions based on individual property or groups of properties. Accordingly, we do not report segment information.

Advisory Services

Under the terms of the advisory agreement, our Advisor is responsible for our day-to-day operations, administers our bookkeeping and accounting functions, serves as our consultant in connection with policy decisions to be made by our Board of Directors, manages our properties, loans, and other permitted investments and renders other services as the Board of Directors deems appropriate. In addition, the Advisor engages and contracts with certain of its affiliates to provide services and personnel to the Company. In exchange for these services, our Advisor is entitled to receive certain fees from us. First, for supervision and day-to-day management of our properties and the mortgage loans, our Advisor receives an asset management fee, which is payable monthly, based on the total real estate asset value of a property as defined in the advisory agreement (exclusive of acquisition fees and acquisition expenses), and the amount invested in any other permitted investments as of the end of the preceding month. Second, for the period prior to April 1, 2014, our Advisor received an acquisition fee equal to 3% of the gross proceeds from our common stock offerings and loan proceeds from debt, lines of credit and other permanent financing that we used to acquire properties or to make or acquire loans and other permitted investments for the selection, purchase, financing, development, construction or renovation of real properties and services related to the issuance of debt.

In March 2014, our Advisor amended the advisory agreement, effective April 1, 2014, to eliminate acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce the asset management fees to 0.075% monthly (or 0.90% annually) of average invested assets. Through March 2016, our Advisor reaffirmed its agreement to continue to accept a reduced annual asset management fee of 0.90% of average invested assets.

In addition, we reimburse our Advisor for all of the costs it incurs in connection with the administrative services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). For the Expense Years ended December 31, 2015, 2014 and 2013, operating expenses did not exceed the Expense Cap.

Legal and Regulatory Considerations

General. Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2015 had the necessary permits and approvals to operate its business.

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

Taxation

The following summary of the taxation of the Company and the material federal income tax consequences to the holders of our equity securities (“securities”) is for general information only and is not tax advice. This summary does not address all aspects of taxation that may be relevant to certain types of holders of our securities (including, but not limited to, insurance companies, tax-exempt entities, financial institutions or broker-dealers, persons holding our securities as part of a hedging, integrated conversion, or constructive sale transaction or a straddle, traders in securities that use a mark-to-market method of accounting for their securities, investors in pass-through entities and foreign corporations and persons who are not citizens or residents of the United States).

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

General. We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2004. We believe that, commencing with such taxable year, we have been organized and have operated in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Qualification and taxation as a REIT depends on our ability to meet on a continuing basis various qualification requirements imposed upon REITs by the Internal Revenue Code of 1986, as amended (the “Code”). Our ability to qualify as a REIT also requires that we satisfy certain asset tests (discussed below), some of which depend upon the fair market values of assets directly or indirectly owned by us. Such values may not be susceptible to a precise determination. While we intend to continue to operate in a manner that will allow us to qualify as a REIT, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

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

Despite our REIT election, we may be subject to federal income and excise tax as follows:

•	We will be taxed at regular corporate rates on our undistributed taxable income, including undistributed net capital gains.

•	Under some circumstances, we may be subject to an “alternative minimum tax.”

•	If we have net gain for tax purposes from prohibited transactions (which are, in general, sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business), such gain will be subject to a 100% tax unless we satisfy a safe harbor, as described more fully below.

•	To the extent we have elected to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on gain from a sale of that property (if the sale would otherwise constitute a prohibited transaction), but the income from the operation of the property may be subject to corporate income tax at the highest applicable rate.

•	If we derive “excess inclusion income” from an interest in certain mortgage loan securitization structures (i.e., a “taxable mortgage pool” or a residual interest in a real estate mortgage investment conduit, or “REMIC”), then we could be subject to corporate level federal income tax at the highest corporate tax rate to the extent that such income is allocable to specified types of tax-exempt stockholders known as “disqualified organizations” that are not subject to unrelated business income tax;

•	If we should fail to satisfy the asset test other than certain de minimis violations or other requirements applicable to REITs, as described below, yet nonetheless maintain our qualification as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to an excise tax. In that case, the amount of the tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the assets in question multiplied by the highest corporate tax rate if that amount exceeds $50,000 per failure.

•	If we fail to satisfy either of the 75% or 95% gross income tests (discussed below) but have nonetheless maintained our qualification as a REIT because certain conditions have been met, we will be subject to a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.

•	If we fail to distribute during each year at least the sum of (i) 85% of our taxable income for the year, (ii) 95% of our capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, then we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (A) the amounts actually distributed, plus (B) retained amounts on which corporate level tax is paid by us.

•	We may elect to retain and pay tax on our net long-term capital gains. In that case, a U.S. stockholder would be taxed on its proportionate share of our undistributed long-term capital gains and would receive a credit or refund for its proportionate share of the tax we paid.

•	If we acquire appreciated assets from a C corporation that is not a REIT (i.e., a corporation generally subject to corporate level tax) in a transaction in which the C corporation would not normally be required to recognize any gain or loss on disposition of the asset and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then a portion of the gain may be subject to tax at the highest regular corporate rate, unless the C corporation made an election to treat the asset as if it were sold for its fair market value at the time of our acquisition. We will also be required to distribute prior non-REIT earnings and profits.

•	We may be required to pay monetary penalties to the Internal Revenue Service (“IRS”) in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s stockholders.

•	The earnings of our TRSs are subject to federal corporate income tax. In addition, a 100% excise tax will be imposed on the REIT and corporate level tax on the TRS for transactions between a TRS and the REIT that are deemed not to be conducted on an arm’s length basis.

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

Ownership of Qualified REIT Subsidiaries. We may own a number of properties through wholly owned subsidiaries. A corporation will qualify as a qualified REIT subsidiary (or “QRS”) if 100% of its stock is owned by a REIT, and the REIT does not elect to treat the subsidiary as a TRS. A QRS will not be treated as a separate corporation, and all assets, liabilities and items of income, deductions and credits of a QRS will be treated as assets, liabilities and items (as the case may be) of the REIT. A QRS is not subject to federal income tax, although it may be subject to state and local taxation in certain jurisdictions, and our ownership of the voting stock of a QRS will not violate the restrictions against ownership of securities of any one issuer which constitute more than 10% of the value or total voting power of such issuer or more than 5% of the value of our total assets, as described below under “— Asset Tests.”

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

Investments in TRSs. A TRS is any corporation in which a REIT directly or indirectly owns stocks, provided that the REIT and the corporation make a joint election to treat that corporation as a TRS. The election can be revoked at any time as long as the REIT and the TRS revoke such election jointly. In addition, if a TRS holds, directly or indirectly, more than 35% of the securities of any other corporation (by vote or by value), then that other corporation also is treated as a TRS. A corporation can be a TRS with respect to more than one REIT.

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

The IRS may reallocate costs between a REIT and its TRS where there is a lack of arm’s-length dealing between the parties. Any deductible expenses allocated away from a TRS would increase its tax liability. Further, any amount by which a REIT understates its deductions and overstates those of its TRS will, subject to certain exceptions, be subject to a 100% tax. Additional TRS elections may be made in the future for additional entities in which we own an interest.

Income Tests. There are two separate percentage tests relating to our sources of gross income that we must satisfy for each taxable year:

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

We may, from time to time, enter into hedging transactions with respect to interest rate exposure or currency fluctuation on one or more of our assets or liabilities. Income from a hedging transaction, including gain from the sale or disposition of such a transaction, that is clearly identified as a hedging transaction will not constitute gross income and thus will be exempt from the 75% and 95% gross income tests. The term “hedging transaction” generally means (A) any transaction we enter into in the normal course of our business primarily to manage risk of (1) interest rate changes or fluctuations with respect to borrowings made or to be made by us to acquire or carry real estate assets, or (2) currency fluctuations with respect to an item of qualifying income under the 75% or 95% gross income tests and (B) for taxable years beginning after December 31, 2015, new hedging transactions entered into to hedge the income or loss from prior hedging transactions, where the property or indebtedness which was the subject of the prior hedging transaction was extinguished or disposed of. In general, a hedging transaction is “clearly identified” if (1) the transaction is identified as a hedging transaction before the end of the day on which it is entered into and (2) the items or risks being hedged are identified “substantially contemporaneously” with the hedging transaction. An identification is not substantially contemporaneous if it is made more than 35 days after entering into the hedging transaction. We have and intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. We may conduct some or all of our hedging activities through a TRS or other corporate entity, the income from which may be subject to federal, state, and/or international income tax, rather than by participating in the arrangements directly or through pass-through subsidiaries. No assurance can be given, however, that our hedging activities will not give rise to income that does not qualify for purposes of either or both of the REIT income tests, or that our hedging activities will not adversely affect our ability to satisfy the REIT qualification requirements.

Passive foreign exchange gain for any taxable year will not constitute gross income for purposes of the 95% gross income test and “real estate foreign exchange gain” for any taxable year will not constitute gross income for purposes of the 75% gross income test. Real estate foreign exchange gain is foreign currency gain (as defined in Code Section 988(b)(1)) which is attributable to: (i) any qualifying item of income or gain for purposes of the 75% gross income test; (ii) the acquisition or ownership of obligations secured by mortgages on real property or interests in real property; or (iii) becoming or being the obligor under obligations secured by mortgages on real property or on interests in real property. Real estate foreign exchange gain also includes Code Section 987 gain attributable to a qualified business unit (a “QBU”) of a REIT if the QBU itself meets the 75% income test for the taxable year and the 75% asset test at the close of each quarter that the REIT has directly or indirectly held the QBU. Real estate foreign exchange gain also includes any other foreign currency gain as determined by the Secretary of the Treasury. Passive foreign exchange gain includes all real estate foreign exchange gain and foreign currency gain which is attributable to: (i) any qualifying item of income or gain for purposes of the 95% gross income test; (ii) the acquisition or ownership of obligations; (iii) becoming or being the obligor under obligations; and (iv) any other foreign currency gain as determined by the Secretary of the Treasury.

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

Income from sales of property by a REIT which are held for sale to customers may be subject to a 100% prohibited transactions tax and do not constitute gross income for purposes of the 75% and 95% gross income tests. A safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction and the 100% prohibited transaction tax is available if the following requirements are met:

•	the REIT has held the property for at least two years for the production of rental income;

•	the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of the sale that are includable in the basis of the property do not exceed 30% of the net selling price of the property;

•	either (i) during the year in question, the REIT did not make more than seven sales of property other than foreclosure property or Section 1031 like-kind exchanges, or (ii) the aggregate adjusted bases of the non-foreclosure property sold by the REIT during the year did not exceed 10% of the aggregate bases of all of the assets of the REIT at the beginning of such year, or (iii) the fair market value of the non-foreclosure property sold by the REIT during the year did not exceed 10% of the fair market value of all the assets of the REIT at the beginning of such year (20% for both aggregate basis and fair market value determinations beginning with taxable years beginning after December 18, 2015); and

•	if the REIT has made more than seven sales of non-foreclosure property during the year, substantially all of the marketing and development expenditures with respect to the property were made through an independent contractor from whom the REIT derives no income.

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

It is not now possible to determine the circumstances under which we may be entitled to the benefit of these relief provisions. If these relief provisions apply, a 100% tax is imposed on an amount equal to (a) the gross income attributable to (1) 75% of our gross income over the amount of qualifying gross income for purposes of the 75% income test and (2) 95% of our gross income over the amount of qualifying gross income for purposes of the 95% income test, multiplied by (b) a fraction intended to reflect our profitability.

The Secretary of the Treasury is given broad authority to determine whether particular items of income or gain qualify or not under the 75% and 95% gross income tests, or are to be excluded from the measure of gross income for such purposes.

Asset Tests. Within 30 days after the close of each quarter of our taxable year, we must also satisfy several tests relating to the nature and diversification of our assets determined in accordance with generally accepted accounting principles. At least 75% of the value of our total assets must be represented by real estate assets, cash, cash items (including receivables arising in the ordinary course of our operation), government securities and qualified temporary investments. The term “real estate assets” includes real property, interests in real property, leaseholds of land or improvements, mortgages on real property, shares of common stock in other qualified U.S. REITs, any property attributable to the temporary investment of new capital (but only if such property is stock or a debt instrument and only for the one-year period beginning on the date the REIT receives such capital), and a proportionate share of any real estate assets owned by a partnership in which we are a partner. When a mortgage is secured by both real property and other property, it is considered to constitute a mortgage on real property to the extent of the fair market value of the real property when the REIT is committed to originate the loan or, in the case of a construction loan, the reasonably estimated cost of construction. For taxable years beginning after December 31, 2015, the term “real estate assets” also includes debt instruments of publicly offered REITs, personal property securing a mortgage secured by both real property and personal property if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property, and personal property leased in connection with a lease of real property for which the rent attributable to personal property is not greater than 15% of the total rent received under the lease.

Although 25% of our assets generally may be invested without regard to the above restrictions, we are prohibited from owning securities representing more than 10% of either the vote (the “10% vote test”) or value (the “10% value test”) of the outstanding securities of any issuer other than a QRS, another REIT or a TRS. Further, no more than 25% (20% for taxable years beginning after December 31, 2017) of the total assets may be represented by securities of one or more TRSs (the “25% asset test”) and no more than 5% of the value of our total assets may be represented by securities of any non-governmental issuer other than a QRS (the “5% asset test”), another REIT or a TRS. Each of the 10% vote test, the 10% value test and the 25% and 5% asset tests must be satisfied at the end of each quarter. There are special rules which provide relief if the value related tests are not satisfied due to changes in the value of the assets of a REIT.

Certain items are excluded from the 10% value test, including: (1) straight debt securities of an issuer (including straight debt that provides certain contingent payments); (2) any loan to an individual or an estate; (3) any rental agreement described in Section Code 467, other than with a “related person”; (4) any obligation to pay rents from real property; (5) certain securities issued by a state or any subdivision thereof, the District of Columbia, a foreign government, or any political subdivision thereof, or the Commonwealth of Puerto Rico; (6) any security issued by a REIT; (7) a REIT’s interest as a partner in a partnership; (8) any debt instrument issued by a partnership to the extent of the REIT’s interest as a partner in the partnership; (9) any debt issued by a partnership if at least 75% of the partnership’s gross income (excluding gross income from prohibited transactions) is derived from sources qualifying under the 75% income test; and (10) any other arrangement that, as determined by the Secretary of the Treasury, is excerpted from the definition of security (“excluded securities”). Special rules apply to straight debt securities issued by corporations and entities taxable as partnerships for federal income tax purposes. If a REIT, or its TRS, holds (1) straight debt securities of a corporate or partnership issuer and (2) securities of such issuer that are not excluded securities and have an aggregate value greater than 1% of such issuer’s outstanding securities, the straight debt securities will be included in the 10% value test.

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

Annual Distribution Requirements. In order to avoid being taxed as a regular corporation, we are required to make cash or taxable property distributions to our stockholders which qualify for the dividends paid deduction in an amount at least equal to (1) the sum of (i) 90% of our taxable income (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the after-tax net income, if any, from foreclosure property, minus (2) a portion of certain items of non-cash income. These distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for that year and if paid on or before the first regular distribution payment after such declaration. Dividends we declare in October, November, or December of any year and which are payable to a stockholder of record on a specified date in any of these months will be treated as both paid by us and received by the stockholder on December 31 of that year, provided we actually pay the dividend on or before January 31 of the following year. In order to be taken into account for purposes of our distribution requirement, unless (for distributions made in taxable years beginning after December 31, 2014) we qualify as a “publicly offered REIT,” the amount distributed must not be preferential. This means that every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated otherwise than in accordance with its dividend rights as a class. A “publicly offered REIT” is a REIT that is required to file annual and periodic reports with the

Securities and Exchange Commission under the Securities Exchange Act of 1934. We believe that we are, and expect we will continue to be, a “publicly offered REIT.” To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our taxable income, we will be subject to tax on the undistributed amount at regular corporate tax rates. Finally, as discussed above, we may be subject to an excise tax if we fail to meet certain other distribution requirements. We intend to make timely distributions sufficient to satisfy these annual distribution requirements.

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

If you hold shares of our common stock and are not a U.S. stockholder, you are a “foreign stockholder.” See Taxation of Foreign Stockholders below for further information.

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

Distributions that are designated as capital gain dividends will be taxed as long-term capital gains (to the extent they do not exceed our actual net capital gain for the taxable year and, for taxable years beginning after December 31, 2015, do not exceed our dividends paid for the taxable year, including dividends paid the following year that are treated as paid in the current year), without regard to the period for which you held our stock. However, if you are a corporation, you may be required to treat a portion of some capital gain dividends as ordinary income. If we elect to retain and pay income tax on any net long-term capital gain, you would include in income, as long-term capital gain, your proportionate share of this net long-term capital gain. You would also receive a refundable tax credit for your proportionate share of the tax paid by us on such retained capital gains, and you would have an increase in the basis of your shares of our stock in an amount equal to your includable capital gains less your share of the tax deemed paid.

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

We will be treated as having sufficient earnings and profits to treat as a dividend any distribution up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed under “General” and “Qualification as a REIT — Annual Distribution Requirements” above. As a result, you may be required to treat as taxable dividends certain distributions that would otherwise result in a tax-free return of capital. Moreover, any “deficiency dividend” will be treated as a dividend (an ordinary dividend or a capital gain dividend, as the case may be), regardless of our earnings and profits. Any other distributions in excess of current or accumulated earnings and profits will not be taxable to you to the extent these distributions do not exceed the adjusted tax basis of your shares of our stock. You will be required to reduce the tax basis of your shares of our stock by the amount of these distributions until the basis has been reduced to zero, after which these distributions will be taxable as capital gain, if the shares of our stock are held as capital assets. The tax basis as so reduced will be used in computing the capital gain or loss, if any, realized upon sale of the shares of our stock. Capital losses recognized by a stockholder upon the disposition of a share of our common stock held for more than one year will be considered long-term capital losses, and are generally available only to offset capital gain income of the stockholder but not ordinary income (except in the case of individuals, trusts and estates, who may offset up to $3,000 of ordinary income each year). Any loss upon a sale or exchange of shares of our stock which were held for six months or less (after application of certain holding period rules) will generally be treated as a long-term capital loss to the extent you previously received capital gain distributions with respect to these shares of our stock.

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

An additional tax of 3.8% generally will be imposed on the “net investment income” of U.S. stockholders who meet certain requirements and are individuals, estates or certain trusts. Among other items, “net investment income” generally includes gross income from dividends and net gain attributable to the disposition of certain property, such as shares of our stock. U.S. stockholders should consult their tax advisors regarding the possible applicability of this additional tax in their particular circumstances.

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

Treatment of Foreign Stockholders. The following discussion addresses the rules governing federal income taxation of the purchase, ownership and disposition of our common stock by foreign stockholders. The federal taxation of foreign persons is a highly complex matter that may be affected by many considerations. We urge foreign stockholders to consult their tax advisors to determine the impact of federal, state, local and non-U.S. income tax laws on the purchase, ownership and disposition of shares of our common stock, including any tax return filing and other reporting requirements.

Except as discussed below, distributions to you of cash generated by our real estate operations in the form of ordinary dividends, but not by the sale or exchange of our capital assets, generally will be subject to U.S. withholding tax at a rate of 30%, unless an applicable tax treaty reduces that tax and you file with us the required form evidencing the lower rate.

In general, you will be subject to United States federal income tax on a graduated rate basis rather than withholding with respect to your investment in our common stock if such investment is “effectively connected” with your conduct of a trade or business in the United States. A corporate foreign stockholder that receives income that is, or is treated as, effectively connected with a United States trade or business may also be subject to the branch profits tax, which is payable in addition to regular United States corporate income tax. The following discussion will apply to foreign stockholders whose investment in us is not so effectively connected. We expect to withhold United States income tax, as described below, on the gross amount of any distributions paid to you unless (1) you file an IRS Form W-8ECI with us claiming that the distribution is “effectively connected” or (2) certain other exceptions apply.

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

Dispositions of our common stock by “qualified foreign pension funds” or entities all of the interests of which are held by “qualified foreign pension funds” are exempt from FIRPTA. Foreign stockholders should consult their tax advisors regarding the application of these rules.

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

Unless our shares constitute a “United States real property interest” within the meaning of FIRPTA or are effectively connected with a U.S. trade or business, a sale of our shares by you generally will not be subject to United States taxation. Our shares will not constitute a United States real property interest if we qualify as a “domestically controlled REIT.” We believe that we, and expect to continue to, qualify as a domestically controlled REIT. A domestically controlled REIT is a REIT in which at all times during a specified testing period less than 50% in value of its shares is held directly or indirectly by foreign stockholders. However, if you are a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions apply, you will be subject to a 30% tax on such capital gains. In any event, a purchaser of our shares from you will not be required under FIRPTA to withhold on the purchase price if the purchased shares are “regularly traded” on an established securities market or if we are a domestically controlled REIT. Otherwise, under FIRPTA, the purchaser may be required to withhold 15% of the purchase price and remit such amount to the IRS.

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

Withholding taxes may be imposed under Sections 1471 to 1474 of the Code (such sections commonly referred to as the Foreign Account Tax Compliance Act, or FATCA) on certain types of payments made to foreign financial institutions and certain other foreign entities. Specifically, a 30% withholding tax may be imposed on dividends on our common stock or gross proceeds from the sale or other disposition of our common stock, in each case paid to a “foreign financial institution” or a “non-financial foreign entity” (each as defined in the Code), unless (1) the foreign financial institution undertakes certain diligence and reporting obligations, (2) the non-financial foreign entity either certifies it does not have any “substantial United States owners” (as defined in the Code) or furnishes identifying information regarding each substantial United States owner, or (3) the foreign financial institution or non-financial foreign entity otherwise qualifies for an exemption from these rules. If the payee is a foreign financial institution and is subject to the diligence and reporting requirements in clause (1) above, it must enter into an agreement with the U.S. Department of the Treasury under which it undertakes, among other things, to identify accounts held by certain “specified United States persons” or “United States-owned foreign entities” (each as defined in the Code), annually report certain information about such accounts, and withhold 30% on certain payments to non-compliant foreign financial institutions and certain other account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules.

Under the applicable Treasury Regulations and administrative guidance, withholding under FATCA generally applies to payments of dividends on our common stock and will apply to payments of gross proceeds from the sale or other disposition of such stock on or after January 1, 2019. Because we may not know the extent to which a distribution is a dividend for U.S. federal income tax purposes at the time it is made, for purposes of these withholding rules we may treat the entire distribution as a dividend.

Prospective investors should consult their tax advisors regarding the potential application of withholding under FATCA to their investment in our common stock.

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

State, Local and Foreign Taxes. We and our subsidiaries and stockholders may be subject to state, local or foreign taxation in various jurisdictions including those in which we or they transact business, own property or reside. We own properties located in numerous jurisdictions, and are required to file tax returns in some or all of those jurisdictions. Our state, local or foreign tax treatment and that of our stockholders may not conform to the federal income tax treatment discussed above. To the extent that we or our subsidiaries own assets, directly or indirectly, or conduct operations in foreign jurisdictions, we may be subject to foreign tax systems. Our favorable tax treatment in the United States as a REIT may not be recognized by foreign jurisdictions where we may be treated as a foreign corporation or other type of entity subject to a variety of taxes, such as income, corporate, trade, local and capital taxes, and distributions from such operations may be subject to withholding both as to dividends and interest paid to us.

Although we will seek to reduce the foreign taxes payable on foreign operations, it is unlikely that we will be able to mitigate totally such taxes, which could be significant. To the extent we incur such foreign taxes, we will receive reduced amounts from foreign operations and will have less cash available for distribution to our stockholders. Further, the foreign taxes cannot be passed through to our stockholders as a foreign tax credit and we cannot generally make effective use of foreign tax credits. As a result, we expect that neither we nor our stockholders will be able to reduce U.S. tax liability on account of our payment of foreign taxes. Accordingly, foreign taxes would impact our operations as an additional cost.

Prospective investors should consult their tax advisors regarding the application and effect of state, local and foreign income and other tax laws on an investment in our stock.

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

In certain circumstances, we have engaged third-party managers to operate properties on our behalf as a result of tenant defaults or utilizing the TRS leasing structure. In these situations, we recognize the properties’ operating revenues and expenses in our consolidated financial statements and we may be subject to more direct operating risk. In addition, certain of our managed properties are seasonal in nature due to geographic location, climate and weather patterns. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating season. Our consolidated operating results will fluctuate quarter to quarter depending on the number and types of properties being managed by third-party operators and the seasonal results of those properties.

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

Because our revenues are highly dependent on lease payments from our properties, defaults by our tenants would reduce our cash available for the repayment of our outstanding debt.

Our ability to repay any outstanding debt will depend upon the ability of our tenants to make payments to us, and their ability to make these payments will depend primarily on their ability to generate sufficient revenues in excess of operating expenses from businesses conducted on our properties. For example, the ability of our tenants to make their scheduled payments to us will depend upon their ability to generate sufficient operating income at the property they operate. A tenant’s failure or delay in making scheduled rent payments to us may result from the tenant realizing reduced revenues at the properties it operates.

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

Certain of the properties in which we have invested are generally seasonal in nature due to geographic location, climate and weather patterns. For example, revenue and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations, while many attractions properties are closed during the winter months and produce the majority of their revenues and profits during summer months. As a result of the seasonal nature of certain business operations that may be conducted on our properties, these businesses experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us, or require us, in certain cases, to adjust their lease payments so that we collect more rent during their seasonally busy time.

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

The following external factors, as well as other factors beyond our control, may reduce the value of our properties, the ability of tenants to pay rent on a timely basis or the amount of the rent to be paid:

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

Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry. If tenants are unable to make lease payments as a result of any of these factors, we may have insufficient cash available to pay amounts due on our indebtedness.

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

Multiple property leases with individual tenants increase our risks in the event that such tenants become financially impaired.

The value of our properties will depend principally upon the value of the leases entered into for the properties. Defaults by a tenant may continue for some time before we determine that it is in our best interest to terminate the lease of the tenant. Tenants may lease more than one property, and as a result, a default by, or the financial failure of, a tenant could cause more than one property to become vacant or be in default or more than one lease to become non-performing. Defaults or vacancies can reduce and have reduced our cash receipts and funds available for the payment of our indebtedness, and could decrease the resale value of affected properties until they can be re-leased.

We may have difficulty selling real estate investment, and our ability to distribute all or a portion of the net proceeds from such sales to our stockholders may be limited.

We will seek to maximize the total value of our portfolio in connection with our exit strategy process. We cannot assure you that we will be able to sell or exchange such asset or assets in a timely manner or on terms beneficial or satisfactory to us. Real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We generally hold a real estate investment for the long term. When we sell any of our real estate investments, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We expect the net proceeds of our senior housing properties and other assets to be used to (i) retire debt, including the repurchase of our senior unsecured notes; (ii) make a special distribution to stockholders; and/or (iii) make strategic capital expenditures to enhance certain of our remaining properties.

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

In order to maintain our status as a REIT for federal income tax purposes, we may not operate certain types of properties we acquire or participate in the decisions affecting their daily operations, except under certain circumstances discussed below. Our success, therefore, will depend on our ability to select qualified and creditworthy tenants and managers who can effectively manage and operate the properties. Our tenants will be responsible for maintenance and other day-to-day management of the properties and, because our revenues will largely be derived from rents, our financial condition will be dependent on the ability of third-party tenants and/or operators to operate the properties successfully. We attempt to enter into leasing agreements with tenants having substantial prior experience in the operation of the type of property being rented, however, there can be no assurance that our third-party tenants and/or operators will operate the properties successfully. Additionally, if we elect to treat property we acquire as a result of a tenant’s default on a lease as “foreclosure property” for federal income tax purposes, we will be required to operate that property through an independent contractor over whom we will not have control. If our tenants or third-party operators are unable to operate the properties successfully or if we select unqualified managers, then such tenants and operators might not be able to pay our rent, or generate sufficient property-level operating income for us, which could adversely affect our financial condition.

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

A number of the properties that we have acquired are on land owned by a governmental entity or other third party, while we own a leasehold, permit, or similar interest. This means that while we have a right to use the property, we do not retain fee ownership in the underlying land. Accordingly, with respect to such properties, we have no economic interest in the land or buildings at the expiration of the ground lease or permit. As a result, although we share in the income stream derived from the lease or permit, we will not share in any increase in value of the land associated with the underlying property. Further, because we do not completely control the underlying land, the governmental or other third party owners that lease this land to us could take certain actions to disrupt our rights in the properties or our tenants’ operation of the properties or take the properties in an eminent domain proceeding. While we do not think such interruption is likely, such events are beyond our control. If the entity owning the land under one of our properties chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our results of operations and ability to pay amounts due on our indebtedness, could be materially adversely affected.

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

Financing Related Risks

Borrowing creates risks.

We have borrowed and may continue to borrow money to acquire assets, to preserve our status as a REIT, or for other corporate purposes. We generally mortgage or put a lien on one or more of our assets in connection with any borrowing. We intend to maintain one or more revolving lines of credit to provide financing for corporate purposes. We may repay the line of credit using proceeds from the sale of assets, working capital or long-term financing. We also have obtained, and may continue to obtain, long-term financing. We may not borrow more than 300% of the value of our net assets without the approval of a majority of our independent directors and the borrowing must be disclosed and explained to our stockholders in our first quarterly report after such approval. Borrowing may be risky if the cash flow from our properties and other permitted investments is insufficient to meet our debt obligations. In addition, our lenders may seek to impose restrictions on future borrowings, distributions to stockholders and operating policies, including with respect to capital expenditures and asset dispositions. If we mortgage assets or pledge equity as collateral and we cannot meet our debt obligations, then the lender could take the collateral, and we would lose the asset or equity and the income we were deriving from the asset.

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

Our level of indebtedness could materially adversely affect our financial condition.

Our level of indebtedness could have other important consequences and significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•	make it more difficult for us to satisfy our financial obligations under indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	limit management’s discretion in operating our business;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, distributions and other general corporate purposes;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our ability to borrow additional funds; and

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

Each of these factors may have a material adverse effect on our financial condition and viability. Our ability to satisfy our debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our Company and industry, many of which are beyond our control.

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

In order to qualify as a REIT, among other requirements, at least 75% of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents and government securities. Accordingly, the value of any other property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate not more than 25% of our total assets. In addition, under federal income tax law, we may not own securities in, or make loans to, any one company (other than a REIT, a qualified REIT subsidiary or a

TRS) which represent in excess of 10% of the voting securities or 10% of the value of all securities of that company or which have, in the aggregate, a value in excess of 5% of our total assets, and we may not own securities of one or more TRSs which have, in the aggregate, a value in excess of 25% (20% for taxable years beginning after December 31, 2017) of our total assets.

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

Even if we qualify as a REIT, we are subject to some federal, state and local and foreign taxes on our income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed REIT taxable income; (ii) “alternative minimum tax” on our items of tax preference; (iii) certain state income, franchise, and gross margins taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions;” (v) tax on gains from the sale of certain “foreclosure property;” (vi) tax on gains of sale of certain “built-in gain” properties; and (vii) certain taxes and penalties if we fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain our status as a REIT. Foreclosure property includes property with respect to which we acquire ownership by reason of a borrower’s default on a loan or possession by reason of a tenant’s default on a lease. We have made an election with respect to certain qualifying property and may elect to treat certain other qualifying property as “foreclosure property,” in which case, the income from such property will be treated as qualifying income under the 75% and 95% gross income tests for three years following such acquisition. To qualify for such treatment, we must satisfy additional requirements, including that we operate the property through an independent contractor after a short grace period. We will be subject to tax on our net income from foreclosure property. Such net income generally means the excess of any gain from the sale or other disposition of foreclosure property and income derived from foreclosure property that otherwise does not qualify for the 75% gross income test, over the allowable deductions that relate to the production of such income.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the rules applicable to TRSs limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on “redetermined rent” or “redetermined deductions” to the extent rent paid by a TRS exceeds an arm’s-length amount, or (for taxable years beginning after December 31, 2015) redetermined taxable REIT subsidiary service income (defined as income of a TRS that is understated as a result of services provided to us or on our behalf).

Our TRSs will pay U.S. federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed. We anticipate that the aggregate value of the stock and securities of our TRSs will be less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets (including the stock and securities of our TRSs). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above. While we believe our leases have customary terms and reflect normal business practices and that the rents paid thereto reflect market terms, there can be no assurance that the IRS will agree.

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

Our organizational documents permit us to make distributions from any source, including cash flows from operating activities, proceeds from the sale of assets, borrowings from affiliates and other persons in anticipation of future net operating cash flow, which may be unsecured or secured by our assets, and proceeds of equity offerings. For the year ended December 31, 2015, 100.0% of distributions were funded from cash flows from operating activities and proceeds from the sale of real estate properties. For the years ended December 31, 2014 and 2012, 7.9% and 46.3%, respectively, of distributions were funded from borrowings. For the year ended December 31, 2013, 100.0% of distributions were funded from cash flows from operating activities. In the future we may continue to borrow money to make cash distributions or fund distributions from other sources as we consider necessary or advisable to meet our distribution requirements.

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

Absent an affirmative vote of our stockholders to extend the date, we are obligated under our articles of incorporation to sell our assets and distribute the net sales proceeds to our stockholders or merge with another entity in a transaction that provides our stockholders with cash or securities of a publicly traded company on or before December 31, 2015. In accordance with our undertaking to provide stockholders with partial liquidity, we used a portion of net sales proceeds received from the sale of real estate during the year ended December 31, 2015 to make a special distribution to stockholders during December 2015. Neither our advisor nor our Board of Directors may be able to control the timing of the sale of our remaining assets or completion of a merger and we cannot assure you that we will be able to sell our remaining assets or merge with another company so as to return our stockholders aggregate invested capital, generate a profit for the stockholders, or fully satisfy our debt obligations. If we take a purchase money obligation in partial payment of the sales price of a property, we may realize the proceeds of the sale over a period of years.

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

On March 10, 2016, we updated our estimated net asset value (“NAV”) to $3.05 per share as of December 31, 2015, net of estimated transaction fees and closing costs in connection with the strategic alternatives process. In determining the NAV per share, the Board of Directors considered various analyses and information including appraisals of our real estate assets by an independent appraisal firm affiliated with the independent investment banking firm that was engaged as our valuation advisor. The valuation methodologies used by the appraisal firm to value our real estate assets involve subjective judgments regarding such factors as discounted and terminal capitalization rates applied in the appraisals, estimates of future net operating income and unlevered cash flow for the properties and estimated net proceeds from the sale of the properties used in the discounted cash flow analysis within the appraisals. In addition, the appraisals and the Board of Directors took into account pending purchase prices for assets currently under contract or expected to be under contract and market indications of value derived from our strategic alternatives process. The fair market value of our debt liabilities was estimated by our advisor by discounting the required payments under the Company’s debt agreements using the estimated interest rate that the Company would expect to receive had it entered into the debt agreement as of December 31, 2015. The valuation analyses performed are not necessarily indicative of actual values, trading values or actual future results of the Company’s real estate assets, debt liabilities and common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the valuation report. The analyses do not purport to reflect the prices at which the properties may actually be sold and such estimates are inherently subject to uncertainty. The actual value of the Company’s common stock may vary significantly depending on numerous factors that generally impact the price of securities, the financial condition of the Company and the state of the real estate industry more generally, including what a third-party would be willing to pay for the assets. There will be no retroactive adjustment in the valuation of the assets, the price of our shares of common stock or the price we paid to redeem shares of our common stock to the extent such valuations prove to not accurately reflect the true estimate of value. There will be no retroactive change to fees paid or payable to the advisor and the managing dealer. Prior to the time we began estimating our NAV per share, the price you paid for our common stock in our equity offerings was based on a number of factors, including what we believed investors would pay for our shares, estimated fees to be paid to third parties, to our Advisor and its affiliates, the expenses of our public offering and the funds we believed should be available for us to invest in properties, loans and other permitted investments. You may have paid more than realizable value for your investment.

If our estimated NAV per share results in there being a deemed “preferential dividend” to certain stockholders, it is possible that we could fail to comply with certain annual distribution requirements as discussed above under Taxation. However, if we qualify as a “publicly offered REIT,” distributions will no longer be subject to this preferential dividend rule for purposes of the annual distribution requirements. As discussed above under Taxation, we believe that we are, and expect we will continue to be, a “publicly offered REIT.”

Our estimated NAV per share is not subject to GAAP, will not be independently audited and will involve subjective judgments by parties involved in valuing our assets and liabilities.

Our methodology and our NAV per share are not subject to GAAP and will not be subject to independent audit. Our estimated NAV per share may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Our estimated NAV per share is based, in part, on estimates of the values of our properties, consisting principally of illiquid real estate and other assets, and liabilities as of December 31, 2015. The valuation methodologies used by the independent investment banking firm retained by our Board of Directors to estimate the value of our properties, and the estimated NAV per shares as of December 31, 2015, involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct.

The estimated NAV per share as of December 31, 2015 is not intended to be related to any analysis of individual asset values performed for financial statement purposes nor to the values at which individual assets may be carried on financial statements under GAAP. Accordingly, you will be relying entirely on our Board of Directors to adopt an appropriate valuation methodology and approve an appropriate estimated NAV per share, which may not correspond to realizable value upon a sale of our assets.

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

Our Board of Directors determined our estimated NAV per share of our common stock utilizing a valuation report from an independent appraisal firm as valuation expert. Although we used guidelines recommended by the Investment Program Association for valuing issued or outstanding shares of non-traded real estate investment trusts such as us, our estimated NAV per share may not be indicative of either the price at which our shares would trade if they were listed on a national exchange or actively traded by brokers or of the proceeds that a stockholder would receive if we were liquidated or dissolved and the proceeds were distributed to our stockholders.

Risks Related to Conflicts of Interest and Our Relationships with Our Advisor and Its Affiliates

There may be conflicts of interest because of interlocking boards of directors with affiliated companies.

James M. Seneff, Jr. and Thomas K. Sittema serve as our chairman and vice chairman, respectively, and as directors of our Board and concurrently serve as directors for CNL Healthcare Properties, Inc. Mr. Seneff also currently serves as chairman and a director for CNL Growth Properties, Inc. Mr. Sittema also currently serves as chairman and a director for CNL Healthcare Properties II, Inc.

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

In addition, Stephen H. Mauldin, our president and chief executive officer and Tammy J. Tipton, our chief financial officer, and our other officers serve as officers of, and devote time to, CNL Healthcare Properties, Inc., a public non-traded REIT, and CNL Healthcare Properties II, Inc., a newly formed corporation that intends to operate as a REIT (“CHP II”), and may serve as officers of, and devote time to, other companies which may be affiliated with us in the future. These officers may experience conflicts of interest in managing us because they also have management responsibilities for CNL Healthcare Properties, Inc. and CHP II. For these reasons, these officers will share their management time and services between CNL Healthcare Properties, Inc. and us, and will not devote all of their attention to us and could take actions that are more favorable to CNL Healthcare Properties, Inc. or CHP II than to us.

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

As of December 31, 2015, through various limited partnerships and limited liability companies, we had invested in 49 real estate investment properties. The following tables set forth details about our property holdings by asset class beginning with wholly-owned properties followed by properties owned through our joint venture arrangement (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2015	Initial Purchase Price	Date Acquired
Ski and Mountain Lifestyle
Brighton Ski Resort— Brighton, Utah	1,050 skiable acres, seven lifts; permit and fee interests	$19,677	$35,000	1/8/07

Crested Butte Mountain Resort— Mt. Crested Butte, Colorado	1,167 skiable acres, 16 chairlifts; permit and leasehold interests	$—	$41,000	12/5/08

Cypress Mountain— West Vancouver, BC, Canada	600 skiable acres, nine lifts; permit interests	$—	$27,500	5/30/06

Gatlinburg Sky Lift— Gatlinburg, Tennessee	Scenic chairlift; leasehold interest	$—	$19,940	12/22/05

Jiminy Peak Mountain Resort— Hancock, Massachusetts	167 skiable acres, nine lifts; fee interest	$8,037	$27,000	1/27/09

Loon Mountain Resort— Lincoln, New Hampshire	370 skiable acres, 12 lifts; leasehold, permit and fee interests	$15,590	$15,539	1/19/07

Mount Sunapee Mountain Resort— Newbury, New Hampshire	233 skiable acres, 11 lifts leasehold interest	$—	$19,000	12/5/08

Mountain High Resort—(2) Wrightwood, California	290 skiable acres, 59 trails, 14 lifts; permit interest	$—	$45,000	6/29/07

Northstar-at-Tahoe Resort— Truckee, California	3,170 skiable acres, 20 lifts; permit and fee interests	$39,786	$80,097	1/19/07

Okemo Mountain Resort— Ludlow, Vermont	655 skiable acres, 19 lifts; leasehold interest	$—	$72,000	12/5/08

Sierra-at-Tahoe Resort— Twin Bridges, California	2,000 skiable acres, 14 lifts; permit and fee interest	$14,798	$39,898	1/19/07

Sugarloaf Mountain Resort— Carrabassett Valley, Maine	1,230 skiable acres, 14 lifts; fee and leasehold interest	$—	$26,000	8/7/07

Summit-at-Snoqualmie Resort— Snoqualmie Pass, Washington	1,981 skiable acres, 24 lifts; permit and fee interest	$26,944	$34,466	1/19/07

Stevens Pass— Skykomish, Washington	1,125 skiable acres, 10 chairlifts; fee interest and special use permit	$11,851	$20,475	11/17/11

Sunday River Resort— Newry, Maine	820 skiable acres, 15 lifts; leasehold, permit and fee interest	$—	$50,500	8/7/07

The Village at Northstar— Lake Tahoe, California	79,898 leasable square feet	$—	$36,100	11/15/07

		$136,683	$589,515

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2015	Initial Purchase Price	Date Acquired
Attractions
Adventure Landing—(2) Pineville, North Carolina	Miniature golf course, batting cages, bumper boats and go-karts	$—	$7,378	10/6/06

Camelot Park— Bakersfield, California	Miniature golf course, go-karts, batting cages and arcade; fee and leasehold interest	$—	$948	10/6/06

Darien Lake—(2) Buffalo, New York	978-acre theme park and waterpark	$—	$109,000	4/6/07

Frontier City—(2) Oklahoma City, Oklahoma	113-acre theme park	$—	$17,750	4/6/07

Funtasticks Fun Center—(2) Tucson, Arizona	Miniature golf course, go-karts, batting cages, bumper boats and kiddie land with rides	$—	$6,424	10/6/06

Hawaiian Falls-Garland— Garland, Texas	11-acre waterpark; leasehold interest	$—	$6,318	4/21/06

Hawaiian Falls-The Colony— The Colony, Texas	12-acre waterpark; leasehold interest	$—	$5,807	4/21/06

Magic Springs and Crystal Falls Water and Theme Park—(2) Hot Springs, Arkansas	70-acre theme park and waterpark	$1,705	$20,000	4/16/07

Mountasia Family Fun Center—(2) North Richland Hills, Texas	Two miniature golf courses, go-karts, bumper boats, batting cages, paintball fields and arcade	$—	$1,776	10/6/06

Myrtle Waves Water Park—(2) (3) Myrtle Beach, South Carolina	2-acre theme park; leasehold interest	$—	$7,900	4/25/14

Pacific Park— Santa Monica, California	2-acre theme park; leasehold interest	$18,552	$34,000	12/29/10

Rapids Waterpark—(2) Riviera Beach, Florida	30-acre waterpark	$18,156	$51,850	6/29/12

Wet ‘n’ Wild Palm Springs—(2) Palm Springs, California	21-acre waterpark	$—	$15,601	8/12/13

Wet ‘n’ Wild Splashtown— Houston, Texas	53-acre waterpark	$—	$13,700	4/6/07

Waterworld— Concord, California	23-acre waterpark; leasehold interest	$—	$10,800	4/6/07

Wet ’n’ Wild Hawaii—(2) Kapolei, Hawaii	29-acre waterpark; leasehold interest	$—	$25,800	5/6/09

Wet’n’ Wild Phoenix—(2) Glendale, Arizona	35-acre waterpark	$—	$33,000	11/26/13

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2015	Initial Purchase Price	Date Acquired
Attractions (Continued)
White Water Bay— Oklahoma City, Oklahoma	21-acre waterpark	$—	$20,000	4/6/07

Wild Waves Theme Park—(2) Seattle, Washington	67-acre theme park and waterpark; leasehold interest	$—	$31,750	4/6/07

Zuma Fun Center—(2) South Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	$—	$4,883	10/6/06

		$38,413	$424,685

Marinas(1)(2)
Anacapa Isle Marina— Oxnard, California	438 wet slips; leasehold interest	$2,172	$9,829	3/12/10

Ballena Isle Marina— Alameda, California	504 wet slips; leasehold interest	$—	$8,179	3/12/10

Brady Mountain Resort & Marina— Royal (Hot Springs), Arkansas	585 wet slips, 55 dry storage units; leasehold interest	$—	$14,140	4/10/08

Cabrillo Isle Marina— San Diego, California	463 slips; leasehold interest	$5,181	$20,575	3/12/10

Ventura Isle Marina— Ventura, California	579 slips; leasehold interest	$3,290	$16,417	3/12/10

		$10,643	$69,140

Other(1)(2)
Granby Unimproved Land— Granby, Colorado	1,553 acres with infrastructure and improvements which may or may not provide value to a future purchaser	$—	$51,255	10/29/09

		$—	$51,255

		$185,739	$1,134,595

FOOTNOTES:

(1)	These properties are classified as assets held for sale as of December 31, 2015 and are expected to be sold during 2016.
(2)	As of December 31, 2015, we had recorded impairment provisions related to these properties. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impairment provisions” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income (loss) from discontinued operations” for additional information.
(3)	In April 2014, we foreclosed on an attractions property that served as collateral on one of our mortgage notes receivable. The estimated fair value of the collateral was approximately $7.9 million, which approximated the carrying value of the loan.

As of December 31, 2015, we owned interests in seven properties held through the Intrawest Venture, an unconsolidated entity in which we owned an 80% interest. The following tables set forth details about our property holdings by asset class owned through our joint-venture agreement as of December 31, 2015 (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2015 (1)	Initial Purchase Price	Date Acquired
Destination Retail — Intrawest Venture(2)
Village at Blue Mountain— Collingwood, ON, Canada	39,723 leasable square feet	$—	$10,781	12/3/04

Village at Copper Mountain— Copper Mountain, Colorado	97,928 leasable square feet	$—	$23,300	12/16/04

Village at Mammoth Mountain— Mammoth Lakes, California	57,924 leasable square feet	$—	$22,300	12/16/04

Village of Snowshoe Mountain— Snowshoe, West Virginia	39,846 leasable square feet	$—	$8,400	12/16/04

Village of Baytowne Wharf— Destin, Florida	56,104 leasable square feet	$—	$17,100	12/16/04

Village at Stratton— Stratton, Vermont	47,837 leasable square feet	$—	$9,500	12/16/04

Whistler Creekside— Vancouver, BC, Canada	70,802 leasable square feet	$—	$19,500	12/3/04

		$—	$110,881

FOOTNOTES:

(1)	During the year ended December 31, 2015, we contributed approximately $54.6 million to the Intrawest Venture and the Intrawest Venture repaid mortgage loans of approximately $54.6 million.
(2)	This entity is in the business of owning and leasing real estate.

Item 3.	LEGAL PROCEEDINGS

From time to time, we may be a party to legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including proceedings to enforce our contractual or statutory rights. While we cannot predict the outcome of these legal proceedings with certainty, based upon currently available information, we do not believe the final outcome of any pending or threatened legal proceeding will have a material adverse effect on our results of operations or financial condition.

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

Background and Conclusion

The audit committee of the Board of Directors, comprised solely of independent directors, was charged with oversight of the valuation process. The valuation process used by the audit committee and the board to determine the 2015 estimated net asset value (“NAV”) per share was designed to follow recommendations in the IPA Guidelines and our Valuation Policy. In accordance with our Valuation Policy and in order to assist brokers in providing information on customer account statements consistent with the requirements of NASD Notice 01-08 and Financial Industry Regulatory Authority (“FINRA”) Rule 2340, the audit committee engaged CBRE Capital Advisors, Inc. (“CBRE Cap”), to assist it and the board in determining the estimated net asset value per share of our common stock as of December 31, 2015. On the recommendation of the audit committee and the approval by our Board of Directors, we deemed it to be in our best interest and the best interests of our stockholders to engage CBRE Cap to provide the valuation analysis, based upon CBRE Cap’s familiarity with our business model and portfolio of assets.

On March 10, 2016 our Board announced an estimated net asset valuation NAV of $3.05 per share (the “2015 NAV”). In connection with establishing the 2015 NAV, our Board of Directors engaged an independent investment banking firm, CBRE Cap, as our valuation expert to provide property-level and aggregate valuation analyses of the Company and considered other information provided by a variety of sources including our Advisor and Jefferies.

Valuation Methodologies

In preparing the Valuation Report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by the Company’s Advisor and senior management;

•	reviewed and discussed with senior management of the Company and its Advisor the historical and anticipated future financial performance of the Company’s properties, including forecasts prepared by the Company’s senior management and its Advisor;

•	commissioned restricted-use appraisals from CBRE Valuation Advisory Services Group, a CBRE Cap affiliate, which contained analysis on each of the Company’s real property assets (“MAI Appraisals”) and performed analyses and studies for each property;

•	reviewed the Company’s reports filed with the U.S. Securities and Exchange Commission, including the Company’s preliminary unaudited balance sheet as of December 31, 2015 and Quarterly Report on Form 10-Q for the nine months ended September 30, 2015; and

•	held discussions with, and reviewed materials provided by, Jefferies, including market indications of value and letters of intent from multiple potential buyers and executed purchase and sale agreements, in each case with respect to several assets in the Company’s portfolio (collectively, “Market Value Indications”).

Appraisals of all of our properties were performed in accordance with Uniform Standards of Professional Appraisal Practice (“USPAP”). The appraisals were commissioned by CBRE Cap from CBRE Valuation Advisory Services Group, a CBRE Cap affiliate that conducts appraisals and valuations of real properties. Each of the appraisals was prepared by personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designations.

Refer to our Form 8-K filed on March 16, 2016 for additional details on the 2015 estimated NAV valuation, valuation methodologies, material assumptions, limitations and engagement of CBRE Cap.

The December 31, 2015 estimated NAV was determined by our Board of Directors on March 10, 2016. The value of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We currently expect to update and announce our estimated NAV at least annually.

Recent Sales of Unregistered Securities

None.

Secondary Sales of Registered Shares between Investors

For the years ended December 31, 2015 and 2014, we are aware of transfers of 3,316,329 and 1,391,947 shares between investors, respectively. We are not aware of any other trades of our shares, other than purchases made in our public offerings and redemptions of shares by us. The following table reflects, for each calendar quarter, the high, the low and the average sales prices for transfers of shares between investors during 2015 and 2014 of which we are aware, net of commissions:

	2015
	High	Low	Average
First quarter	$6.85	$4.00	$4.47
Second quarter	$6.85	$2.50	$4.02
Third quarter	$4.29	$2.50	$2.99
Fourth quarter	$6.85	$2.50	$3.99

	2014
	High	Low	Average
First quarter	$7.31	$4.00	$5.34
Second quarter	$5.60	$3.72	$4.30
Third quarter	$6.85	$4.00	$5.03
Fourth quarter	$5.80	$4.00	$5.20

Distributions

We declare and pay distributions to stockholders on a quarterly basis. The amount of distributions declared to our stockholders is determined by our Board of Directors and is dependent upon a number of factors, including:

•	Sources of cash available for distribution such as expected cash flows from operating activities, Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”), as well as expected future long-term stabilized cash flows, FFO and MFFO;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

During 2013 and 2014, our Board of Directors declared quarterly distributions of $0.10625 per share. In March 2015, our Board of Directors reduced distributions per share to $0.05 on a quarterly basis due to selling our golf portfolio and other individual assets during 2014, the repayment of two mortgage notes receivable in 2014, the expected sale of our senior housing portfolio and other assets in 2015, cash needs for routine capital expenditures and the associated impact of asset sales on our operating cash flows. The reduction was made to ensure that the level of cash distributions were consistent with our projected reduction in our remaining earnings base and cash flows. In December 2015, the Board of Directors declared a special distribution of $1.30 per share, payable to shareholders of record of the Company’s common stock as of the close of business on December 4, 2015. The distribution was paid in cash using proceeds from the sale of real estate assets, including the sale of our 38 senior housing properties, 12 marinas properties, four attractions properties and one ski and mountain lifestyle property.

The tax composition of our distributions declared for years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,
Distribution Type	2015	2014	2013
Taxable as ordinary income	28.0%	0.0%	0.0%
Taxable as capital gain	18.3%	0.0%	29.3%
Return of capital	53.7%	100.0%	70.7%

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

The table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Distributions” presents total distributions declared, including cash distributions, distributions reinvested, distributions per share and net cash provided by (used in) operating activities for each quarter in the years ended December 31, 2015, 2014 and 2013.

Distribution Reinvestment Plan

In 2011 we completed our common stock offerings and filed a registration statement on Form S-3 under the Securities Exchange Act of 1933, as amended, to register the sale of shares of common stock under our Distribution Reinvestment Plan (“DRP”). Shares were originally sold under DRP at a price of $9.50 per share, representing a 5% discount from our public offering price of $10.00. In March 2014, our Board of Directors approved a 2013 NAV of $6.85 per share as of December 31, 2013 and amended our DRP so that shares under our DRP would be sold at the 2013 NAV per share of $6.85 rather than a discount to the NAV.

In May 2014, we filed a registration statement on Form S-3 with the SEC for the purpose of registering additional shares of our common stock to be offered for sale pursuant to the DRP. On September 4, 2014, our Board of Directors approved the suspension of our DRP effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares in the Company. During the years ended December 31, 2014 and 2013, we raised approximately $27.2 million and $54.9 million, respectively, through our DRP. We did not raise any proceeds through our DRP subsequent to the suspension of our DRP.

As of December 31, 2015, we had 93,438 common stockholders of record.

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

On September 4, 2014, the Board approved the suspension of redemption plan effective as of September 26, 2014. Pursuant to the redemption plan, all redemption requests received in good order by September 26, 2014, were processed and those deemed priority requests and all approved qualified hardship requests were redeemed as of September 30, 2014, subject to the limitations of the redemption plan. Redeemed shares were considered retired and will not be reissued. All other redemption requests received by September 26, 2014, were placed in the redemption queue. We have not accepted or otherwise processed any additional redemption requests since September 26, 2014.

The following details the Company’s redemptions for the year ended December 31, 2014 (in thousands except per share data).

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

The following selected financial data for CNL Lifestyle Properties, Inc. should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” (in thousands except per share data):

	2015	2014	2013	2012	2011
Operating Data:
Revenues	$337,665	$373,295	$362,490	$349,527	$330,434
Operating income (loss) (1)	(109,691)	(10,378)	(25,960)	11,668	5,402
Loss from continuing operations (1)	(149,362)	(60,438)	(66,816)	(37,059)	(40,851)
Income (loss) from discontinued operations (2)	204,671	(31,706)	(241,117)	(39,014)	(28,759)
Gain on sale of real estate	46,594	—	—	—	—
Gain from sale of unconsolidated entities	39,252	—	55,394	—	—
Net income (loss) (1)(2)	141,155	(92,144)	(252,539)	(76,073)	(69,610)
Per share data (basic and diluted):
From continuing operations (1)	$(0.20)	$(0.18)	$(0.03)	$(0.12)	$(0.14)
From discontinued operations (2)	0.63	(0.10)	(0.76)	(0.12)	(0.09)

Net income (loss) per share (1)(2)	$0.43	$(0.28)	$(0.79)	$(0.24)	$(0.23)

Weighted average number of shares outstanding (basic and diluted)	325,183	324,451	318,742	312,309	302,250
Distributions declared (3)	487,774	137,880	135,450	163,713	188,447
Distributions declared per share	1.50	0.43	0.43	0.53	0.63
Cash provided by operating activities	62,643	126,934	135,480	87,893	83,064
Cash provided by (used in) investing activities	1,057,214	273,986	(102,930)	(271,464)	(373,008)
Cash provided by (used in) financing activities	(1,173,246)	335,458	(34,140)	93,955	252,498
Other Data:
Funds from operations (4)	67,827	116,465	67,189	97,738	89,556
FFO per share (basic and diluted)	0.21	0.36	0.21	0.31	0.30
Modified funds from operations (4)	105,586	134,589	122,911	114,327	96,593
MFFO per share (basic and diluted)	0.32	0.41	0.39	0.37	0.32

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets (5)	$1,030,859	$2,284,212	$2,700,653	$2,938,028	$2,893,949
Mortgages and other notes payable	185,739	397,849	760,192	649,002	530,855
Liabilities related to assets held for sale	—	171,745	—	—	—
Senior notes, net of discount	—	316,846	394,419	394,100	393,782
Line of credit	—	152,500	50,000	95,000	—
Total liabilities	224,680	1,126,822	1,332,275	1,226,597	1,003,969
Stockholders’ equity	806,179	1,157,390	1,368,378	1,711,431	1,889,980

Number of Properties:
Consolidated:
Leased properties	24	42	72	73	88
Managed properties	17	54	63	55	32
Unimproved land or development	1	1	1	1	1
Unconsolidated:
Leased properties	7	8	8	14	14
Managed properties	—	—	—	36	36

FOOTNOTES:

(1)	We evaluated the carrying value of our properties for impairment and determined that the carrying value on some of our properties were not recoverable and recorded impairment provisions of approximately $124.9 million, $30.4 million, $50.0 million and $10 thousand for the years ended December 31, 2015, 2014, 2013 and 2012, respectively. We did not record any impairments for the year ended December 31, 2011. Certain of our tenants experienced financial difficulties and have defaulted on their leases. We did not record any gain or loss on lease terminations for the year ended December 31, 2015. However, for the years ended December 31, 2014 and 2012, we recorded losses on lease terminations of approximately $8.9 million and $1.6 million, respectively. For the year ended December 31, 2013, we recorded a net gain on lease termination of approximately $3.9 million as a result of terminating our lease related to an attractions property in Hawaii in exchange for receiving an intangible trade name. For the year ended December 31, 2011, we recorded a net gain on lease termination of approximately $0.4 million as a result of terminating our lease related to our attractions properties. In addition, we recorded loan loss provisions of approximately $9.3 million, $3.3 million, $3.1 million and $1.7 million on mortgages and other notes receivable that were deemed uncollectible for the years ended December 31, 2015, 2014, 2013 and 2012, respectively. We did not record any loan loss provisions for the year ended December 31, 2011.
(2)	Included in discontinued operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are impairment provisions of approximately $7.7 million, $37.9 million, $219.5 million, $0.7 million and $16.9 million, respectively, relating to certain properties where we determined the carrying value was not recoverable based on an analysis comparing estimated and current projected undiscounted cash flows, including estimated net sales proceeds, of the properties over their remaining useful lives to the net carrying values of the properties. Additionally, included in discontinued operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are gains of approximately $200.2 million, $4.1 million, $2.4 million, $0.3 million and $1.2 million, respectively, from the sale of properties that were classified as discontinued operations.

In accordance with GAAP, we have reclassified and included the results of operations from the properties classified as assets held for sale which qualified as discontinued operations in accordance with ASU 2014-08 as discontinued operations in the consolidated statements of operations for all periods presented.

(3)	Cash distributions are declared by the Board of Directors quarterly and generally are based on various factors, including actual and future expected net cash from operations, FFO and MFFO, and our general financial condition, among others. In addition to quarterly cash distributions, in 2015 the Board of Directors also declared a special distribution of $1.30 per share. For the year ended December 31, 2015, approximately 28% and 18.3% of the distributions paid to stockholders were considered ordinary income and capital gain, respectively, as a result of the net gain on sales of our interest in one unconsolidated joint venture and 55 consolidated properties, and approximately 53.7% were considered a return of capital to stockholders for federal income tax purposes. For each of the years ended December 31, 2014, 2012 and 2011, none of the distributions paid to stockholders were considered taxable income and approximately 100.0% were considered a return of capital to stockholders for federal income tax purposes. For the year ended December 31, 2013, approximately 29.3% of the distributions paid to stockholders were considered capital gain as a result of the gain on the sale of our three unconsolidated senior housing joint ventures and approximately 70.7% were considered a return of capital to stockholders for federal income tax purposes. We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital, as described in our advisory agreement.
(4)	Due to certain unique operating characteristics of real estate companies, as discussed below, National Association Real Estate Investment Trusts “NAREIT” promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

(5)	The decline in Total Assets year over year is primarily due to the sale of real estate in accordance with our exit strategy. During 2013, we sold our interest in three unconsolidated senior housing joint ventures and sold four consolidated properties. During 2014, we sold our entire golf portfolio (consisting of 48 properties) and our multi-family development property. During 2015, we sold our 81.98% interest in the DMC Partnership and we sold 55 properties. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for additional information.

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

Our Exit Strategy

As required under our articles of incorporation, we began a process of evaluating strategic alternatives in an effort to provide stockholders with liquidity of their investment by December 31, 2015, either in whole or in part, including, without limitation, through (i) the commencement of an orderly sale of our assets, outside of the ordinary course of business and consistent with our objectives of qualifying as a REIT, and the distribution of the net sales proceeds thereof to the stockholders, (ii) our merger with or into another entity in a transaction which provides the stockholders with cash or securities of a publicly traded company or (iii) a listing of our shares on a national stock exchange (“Listing”).

We will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for an exit strategy. In connection with these objectives, in March 2014, we engaged Jefferies, a leading global investment banking and advisory firm, and formed a special committee comprised solely our independent directors, to assist management and the Board of Directors in actively evaluating various strategic opportunities including the sale of either us of our assets, potential merger opportunities, or the Listing of our common stock. In connection with this process, during 2014 we sold our entire golf portfolio (consisting of 48 properties) and our multi-family development property for net sales proceeds of approximately $384.3 million. During 2015, we sold our 81.98% interest in the DMC Partnership, an unconsolidated joint venture that owned and operated the Dallas Market Center (the “DMC Partnership”), for net sales proceeds of approximately $139.5 million to our co-venture partner, and we sold all 38 of our senior housing properties, 12 marina properties, four attractions properties and one ski and mountain lifestyle property for aggregate net sales proceeds of approximately $992.7 million. Additionally, we have a purchase and sale agreement for the sale of our remaining five marina properties and agreed to sell our unimproved land as of December 31, 2015. In accordance with our undertaking to provide stockholders with partial liquidity, we used a portion of net sales proceeds received from the sale of real estate during the year ended December 31, 2015 to make a special distribution to stockholders during December 2015 as described in Item 5. “Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

As of March 16, 2016, we had a portfolio of 49 lifestyle properties, of which six properties had been classified as held for sale as of December 31, 2015. When aggregated by initial purchase price, the portfolio is diversified as follows: approximately 55% in ski and mountain lifestyle, 35% in attractions, 6% in marinas and 4% in additional lifestyle properties. As of March 16, 2016, these assets consist of 23 ski and mountain lifestyle properties, 20 attractions, 5 marinas and one additional lifestyle property with the following investment structure:

Wholly-owned:
Leased properties (1)	24
Managed properties (2)	17
Unimproved land	1
Unconsolidated joint venture:
Leased properties (3)	7

49

FOOTNOTES:

(1)	Leased to single tenant operators, with a weighted-average lease rate of 10.2% at March 16, 2016 (excluding real estate held for sale). These rates are based on weighted-average annualized straight-line rent due under our leases. These leases have an average lease expiration of 14 years and tenants have multiple renewal options beyond the initial term.
(2)	Wholly-owned managed properties include: 12 attractions and five marinas properties. Under certain applicable tax regulations, properties are permitted to be temporarily managed (up to three years) and certain properties are permitted to be indefinitely managed. As of March 16, 2016, all of our managed properties were temporarily managed under management agreements.
(3)	During 2015, our co-venture partner of our unconsolidated joint venture accepted our offer to acquire their 20% interest for a nominal amount in accordance with the buy-sell provisions of the partnership agreement. Upon acquisition of their 20% interest, we will own a 100% controlling interest in the entities that own seven properties.

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

The following table illustrates property level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties. We have only included property-level operating performance for consolidated properties in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled to receive cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We monitor the credit of our tenants by reviewing their rental payment history, timeliness of rent collections, their operational performance on our properties and by monitoring news and industry reports regarding our tenants and their underlying businesses. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented and have included information for both leased and managed properties. We have not included performance data on acquisitions or dispositions made after January 1, 2013 because we did not own those properties during the entirety of all periods presented below. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes the performance of properties that are leased to third-party tenants. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

		Year Ended December 31,
	Number of properties	2015		2014		Increase/(Decrease)
		Revenue	EBITDA(1)	Revenue	EBITDA(1)	Revenue	EBITDA
Ski and mountain lifestyle	16	$369,874	$91,719	$383,902	$98,676	(3.7%)	(7.1%)
Attractions	17	194,753	57,913	177,429	47,950	9.8%	20.8%
Marinas(2)	5	12,569	5,350	12,039	4,532	4.4%	18.0%

	38	$577,196	$154,982	$573,370	$151,158	0.7%	2.5%

		Year Ended December 31,
	Number of properties	2014		2013		Increase/(Decrease)
		Revenue	EBITDA(1)	Revenue	EBITDA(1)	Revenue	EBITDA
Ski and mountain lifestyle	16	$383,902	$98,676	$391,668	$103,375	(2.0%)	(4.5%)
Attractions	17	177,429	47,950	164,311	44,235	8.0%	8.4%
Marinas(2)	5	12,039	4,532	12,051	4,184	(0.1%)	8.3%

	38	$573,370	$151,158	$568,030	$151,794	0.9%	(0.4%)

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.
(2)	The marinas properties were held for sale as of December 31, 2015. Twelve of the 17 marinas properties were sold in 2015.

Overall, for the year ended December 31, 2015, our same-store tenants and managers reported to us an increase in property level revenue and property-level EBITDA of 0.7% and 2.5% respectively, as compared to the same period in the prior year. The increase in property-level revenue was primarily attributable to our attractions properties. Our attractions properties exhibited an increase due to higher ticket sales and in-park spending. The increase was partly offset by a decrease from our ski and mountain lifestyle properties. Even though most of our ski resorts on the East Coast recorded record revenues for the ski season that ended in April 2015 due to ample snowfall and long stretches of ideal snowmaking temperatures, these positive results were not enough to offset the effects of a fourth year of California drought and record warm winter temperatures, which resulted in an all-time record low snowfall that affected our ski property resorts in the Pacific Northwest. Summer revenues met or exceeded prior year revenues in the East, where our ski resorts offer a range of summer revenue-generating activities. While the same is true for the two western CNL resorts, Crested Butte and Northstar, the remaining five offer few or no summer activities. Revenues for the ski season that started in the fourth quarter of 2015 exceeded the prior year revenues particularly in California and the Pacific Northwest, with snowfalls returning due to a pronounced El Nino effect. However, the same weather phenomenon caused a snow drought and record warm temperatures in the East, offsetting in part the effects of the highly favorable early season snow conditions in the West.

Overall, for the year ended December 31, 2014, our same-store tenants and managers reported to us an increase in revenue of 0.9% and a decrease in property-level EBITDA of (0.4)%, as compared to the same period in the prior year. The increase in property-level revenue was attributable to our attractions. Our attractions properties exhibited an increase due to higher ticket sales and in-park spending. In addition, visitation at our attractions properties increased by 10.6% year-over-year. The increases were partially offset by a decrease in our ski and mountain lifestyle properties and marinas properties. Our ski and mountain lifestyle properties experienced a decrease primarily due to properties in the Pacific Northwest (specifically in California), where our properties were challenged with snow levels that were significantly below historic norms during much of the 2013/2014 ski season as a result of warm temperatures and drought conditions, which continued and expanded in the 2014/2015 season.

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

As part of our portfolio diversification strategy, we have specifically considered the varying and complimentary seasonality of our asset classes and portfolio mix. For example, the peak operating season for our ski and mountain lifestyle assets is highly complementary to the peak seasons for our attractions to balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with GAAP. However, seasonality does impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows and the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues.

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

Loan Foreclosures, Tenant Workouts, Provisions and Impairments

During 2015, we received an early repayment of both of our mortgage receivables at discounted amounts and recorded loan loss provisions of approximately $9.3 million for the year ended December 31, 2015. We collected the remaining balance of approximately $9.8 million as full satisfaction of the notes during 2015. During the year ended December 31, 2014, we recorded loan loss provisions of approximately $3.3 million, relating to our mortgage and other notes receivable with one of our golf operators, as a result of uncertainty related to the collectability of the note receivable. We collected the remaining $1.3 million balance of the note as full satisfaction of the note during 2014. During 2014, we also foreclosed on an attractions property and recorded the collateral at approximately $7.9 million, which approximated the carrying value of the loan.

During 2015, we restructed the leases with one tenant relating to three attractions properties and reduced 2015 rents due, including percentage rent, by approximately $1.5 million. In addition, we reduced 2016 rents by approximately $1.0 million.

During 2014, one of our ski tenants with two leases on properties in the Pacific-Northwest began experiencing financial difficulties and was unable to pay rent in 2015 due to lower operating results from the low levels of snow accompanied by unusually warm weather. Due to their financial difficulty and the continued low level of snow during the first quarter of 2015 at these two locations, we recorded a loss on lease termination (representing the write-off of straight-line rents) during 2014. Additionally, during 2015 we reserved their outstanding 2015 rent related receivables relating to the ski season that ended through April 2015 and recorded bad debt expense of approximately $8.5 million due to uncertainty of collectability. As described above, due to improved snowfall levels, this tenant has paid rental amounts related to the ski season that started in the fourth quarter of 2015. Based on weather challenges impacting different regions, additional tenants may experience financial hardships and be unable to make payments under their leases, which may result in additional losses on lease terminations.

We recorded impairment provisions during the years ended December 31, 2015, 2014 and 2013, of approximately $132.6 million, $68.3 million and $269.5 million, respectively, to write down the book values of certain properties to estimated fair values based on either discounted cash flows or estimated sales prices from third party buyers less costs to sell. As described above under “Our Exit Strategy”, we have been actively evaluating various strategic alternatives to provide liquidity to our stockholders. As part of this process, we reviewed the operating performance for each property, developed projected cash flows that used revised assumptions to include projected capital improvement costs to remain competitive, and to retain and enhance visitations and attendance at our ski and attractions properties. We evaluated these revised cash flow projections and reviewed materials provided by our global investment banking and advisory firm, including revised market assumptions and other indications of value received in connection with our strategic alternatives process from several potential buyers, to determine whether it was likely that their carrying value would be recoverable. The revised cash flows also reflected the proposed restructure of our leases with one tenant on three attractions properties, as described above.

Litigation

From time to time, we may be a party to legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including proceedings to enforce our contractual or statutory rights. While we cannot predict the outcome of these legal proceedings with certainty, based upon currently available information, we do not believe the final outcome of any pending or threatened legal proceeding will have a material adverse effect on our results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for operating expenses, debt service and cash distributions to stockholders. Generally, our cash needs will be covered by cash generated from our investments including rental income, property operating income from managed properties, and distributions from our unconsolidated entities. To the extent we dispose of assets, we plan to use the net sales proceeds to retire indebtedness, make special distributions to our stockholders, enhance existing assets or for other corporate purposes.

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

Cash Flows. Our primary sources of cash have included rental income from operating leases, property operating revenues, collection of principal and interest on loans we made, distributions from our unconsolidated entities, proceeds from sales of properties and borrowings under our revolving line of credit, offset by payments made for operating expenses, including property operating expenses, asset management fees to our Advisor, debt service payments (principal and interest), and real estate investments (including capital expenditures). The following is a summary of our cash flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash at beginning of period	$136,985	$71,574	$73,224
Cash provided from (used in):
Operating activities	62,643	126,934	135,480
Investing activities	1,057,214	273,986	(102,930)
Financing activities	(1,173,246)	(335,458)	(34,140)
Effect of foreign currency translation on cash	(52)	(51)	(60)

Cash at end of period	$83,544	$136,985	$71,574

Sources of Liquidity and Capital Resources

Operating Activities. Net cash provided from operating activities decreased $64.3 million or 51% for the year ended December 31, 2015 as compared to the same period in 2014. The decrease is primarily attributable to (i) a reduction in rental income and net operating income from leased and managed properties due to the sale of 49 properties in 2014 and 55 properties in 2015 and (ii) a reduction in distributions received from our unconsolidated joint ventures as a result of the sale of our interest in one unconsolidated joint venture in April 2015. The decreases were partially offset by (i) a decrease in interest expense on our indebtedness due to a decrease in weighted average debt outstanding, (ii) a decrease in asset management fees to our Advisor due to a decrease in average assets under management, and (iii) increases in “same-store” net operating income primarily from our managed attractions properties.

Proceeds from Sales of Real Estate and an Unconsolidated Entity. As described above in “Our Exit Strategy”, we engaged Jefferies to assist management and our Board of Directors in actively evaluating various strategic opportunities including the sale of our assets. During the years ended December 31, 2015, 2014 and 2013, we received aggregate net sales proceeds of approximately $992.7 million, $384.3 million and $12.4 million, respectively, from the sale of 55, 49 and four properties, respectively. We used the net sales proceeds from the sales of the properties to pay down the indebtedness associated with the properties sold and to pay off our line of credit, repurchase our senior unsecured notes and make a special distribution to our stockholders, as further described below under “Uses of Liquidity and Capital Resources”. During the years ended December 31, 2015 and 2013, we received approximately $139.5 million and $195.4 million from the sale of our 81.98% interest in the DMC Partnership and our interests in 42 senior housing properties held in three unconsolidated joint ventures, respectively. We did not sell any interests in unconsolidated joint ventures during 2014.

Proceeds from Insurance – Hurricane, Storm and Other Damage. In December 2013, one of our marina properties experienced significant damage to the docks and certain other floating structures as a result of an ice storm in Northern Texas. Several of our other properties were also impacted by storms and other events during 2014 and 2015. We maintain insurance coverage on these properties and filed property insurance claims to cover the cost of the required repairs. During the years ended December 31, 2015 and 2014, we collected approximately $4.7 million and $10.2 million, respectively, in insurance proceeds for damages to these properties and recorded gains from insurance proceeds of approximately $2.9 million and $4.9 million, respectively, of which approximately $0.8 million and $0.1 million, respectively, were recorded in net income (loss) from continuing operations.

Proceeds from Mortgages and Other Notes Receivable. During the years ended December 31, 2015, 2014 and 2013, we received approximately $9.8 million, $83.5 million and $4.3 million, respectively, from repayment of loans receivable. We do not have any mortgages and other notes receivable outstanding as of December 31, 2015.

Distributions from Unconsolidated Entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. For the years ended December 31, 2015, 2014 and 2013, we received distributions of approximately $13.1 million, $13.5 million and $32.0 million, respectively, from investments in eight, eight and 50 properties, respectively. The reduction in distributions received for the year ended December 31, 2015 as compared to the same period in 2014 was primarily due to the sale of our 81.98% interest in DMC Partnership to our co-venture partner in April 2015, which was partially offset by an increase in distributions from our interest in the Intrawest Venture due to the removal of restrictions on cash available for distribution resulting from the repayment of debt by the Intrawest Venture, as described below in “Liquidity and Capital Resources – Investments in Unconsolidated Entities.” The reduction in distributions received for the year ended December 31, 2014 as compared to the same period in 2013 was primarily due to the sale of 42 senior housing properties held through three unconsolidated entities in July 2013.

The Intrawest Venture is working with the Canada Revenue Authority to resolve an assessment and other matters related to one of its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $1.1 million. However, it believes the more likely than not resolution will be approximately $0.3 million. As such, an accrual of $0.3 million has been reflected in the financial information for the Intrawest Venture.

Distribution Reinvestment Plan. In 2011, we completed our final offering and filed a registration statement on Form S-3 under the Securities Act of 1933, as amended, to register the sale of shares of common stock under our DRP. In May 2014, we filed a registration statement on Form S-3 with the SEC for the purpose of registering additional shares of our common stock to be offered for sale pursuant to the DRP. On September 4, 2014, our Board of Directors approved the suspension of our DRP effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares in the Company. During the years ended December 31, 2014 and 2013, we raised approximately $27.2 million and $54.9 million, respectively through the DRP. We did not raise any proceeds from our DRP during the year ended December 31, 2015.

Borrowings. We have borrowed and, subject to our goal of providing liquidity to our shareholders, may continue to borrow money to fund ongoing enhancements to our portfolio, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. We have also borrowed, and may continue to borrow, money to pay distributions to stockholders in order to avoid distribution volatility. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of December 31, 2015, our leverage ratio, calculated as total indebtedness over total assets, was 18%.

We did not receive any proceeds from indebtedness during the year ended December 31, 2015 due to sufficient cash on hand from proceeds from sales of assets, as described above, to meet our current liquidity needs. For the years ended December 31, 2014 and 2013, we received aggregate proceeds from indebtedness of approximately $290.3 million and $231.3 million, respectively. Proceeds from 2014 and 2013 were used to fund acquisition of properties and meet our liquidity needs.

In June 2015, we extended the maturity of our revolving line of credit to August 31, 2016, with an additional one year extension option, and reduced the borrowing capacity to $100 million. If we elect to exercise our option to extend the maturity date of our revolving line of credit by one additional year, our borrowing capacity will be reduced to $80 million.

As of December 31, 2015, certain of our loans required us to meet certain customary financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total assets ratio and limitations on distributions. We were in compliance with all applicable provisions as of December 31, 2015.

Uses of Liquidity and Capital Resources

Indebtedness – Repayments. During the year ended December 31, 2015, we used net sales proceeds from the sales of real estate and our interest in an unconsolidated entity and repaid $529.9 million of indebtedness (which included $12.8 million in scheduled principal payments, early repayments of $198.8 million related to senior housing properties sold and indebtedness collateralized by two attractions properties and one ski and mountain lifestyle property, and early repayment of all of our senior unsecured notes with an outstanding principal amount of $318.3 million at a premium of 103.625%) and repaid $152.5 million of our revolving line of credit. As of December 31, 2015, our revolving line of credit did not have an outstanding principal balance.

During the year ended December 31, 2014, we repaid $365.2 million of indebtedness (which included $145.0 million of outstanding mortgage loans related to 49 assets sold during 2014, $42.2 million in scheduled principal payments, early repayments of $92.7 million, $80.8 million in cash to repurchase at a premium the face value of $78.3 million of our senior notes, and $7.0 million related to a bridge loan which originally matured in June 2014) and $130.0 million of our revolving line of credit.

We have scheduled maturities of $38.9 million within the next twelve months, which we intend to repay using cash on hand or proceeds from sales of properties during 2016.

See also “Off Balance Sheet and Other Arrangements—Borrowings of Our Unconsolidated Entities” for a description of the borrowings and repayments of our unconsolidated entity.

Acquisitions and Capital Expenditures. During the years ended December 31, 2014 and 2013, we acquired nine and eleven properties, respectively, and paid approximately $128.4 million (net of debt assumed) and $244.9 million, respectively. We did not acquire any properties during the year ended December 31, 2015.

During the years ended December 31, 2015, 2014 and 2013, we funded approximately $49.3 million, $79.1 million and $70.2 million, respectively, in capital improvements at our properties.

Investments in Unconsolidated Entities. During the year ended December 31, 2015, we contributed approximately $54.6 million to the Intrawest Venture and the Intrawest Venture repaid two mortgage loans of approximately $54.6 million, which matured in January 2015 and June 2015. We did not make any contributions during the years ended December 31, 2014 or 2013.

Related Party Arrangements. Our Advisor received certain fees and compensation in connection with the acquisition, management and sale of our assets. In March 2014, our Advisor amended the advisory agreement, effective April 1, 2014, to eliminate acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce asset management fees to 0.075% monthly (or 0.90% annually) from 0.083% monthly (or 1.00% annually), of average invested assets. Amounts incurred relating to these transactions were approximately $19.7 million, $31.7 million and $39.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our Advisor and its affiliates were also entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our acquisitions and operating activities. Reimbursable expenses for the years ended December 31, 2015, 2014 and 2013 were approximately $5.5 million, $6.9 million and $7.4 million, respectively. Of these amounts, approximately $0.4 million and $0.5 million are included in due to affiliates in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended December 31, 2015, 2014 and 2013, operating expenses did not exceed the Expense Cap.

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman previously served as directors. The Company had deposits at that bank of approximately $15.2 million as of December 31, 2014. The Company did not have any deposits at that bank as of December 31, 2015.

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

For the years ended December 31, 2014 and 2013, redemptions were approximately $9.6 million (1.4 million shares) and $12.0 million (1.6 million shares), respectively.

Distributions. We declare and pay distributions on a quarterly basis. The amount of distributions declared to our stockholders is determined by our Board of Directors and is dependent upon a number of factors, including:

•	Sources of cash available for distribution such as expected cash flows operating activities, FFO and MFFO on a rolling 12 months basis;

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

We have and may continue to use borrowings to fund a portion of our distributions in order to avoid distribution volatility. For the years ended December 31, 2015, 2014 and 2013, we declared and paid distributions to our stockholders of approximately $487.8 million, $137.9 million and $135.5 million, respectively. In March 2015, our Board of Directors lowered quarterly distributions from $0.10625 to $0.05 per share as described in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions” and paid $65.1 million during 2015. Distributions during the year ended December 31, 2015, also included a special cash distribution of $1.30 per share and totaled approximately $422.7 million.

Our cash flows from operating activities covered 12.9%, 92.1% and 100% of distributions paid for the years ended December 31, 2015, 2014 and 2013, respectively. The shortfall in cash flows from operating activities versus distributions paid for the years ended December 31, 2015 and 2014 was 87.1% and 7.9%, respectively, and was covered by proceeds from sales of properties and borrowings, respectively.

The following table represents total distributions declared including cash distributions, distributions reinvested and distributions per share for the years ended December 31, 2015, 2014 and 2013 (in thousands except per share data):

					Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (1)	Net Cash Distributions	Cash Flows From (Used in) Operating Activities (2)(3)
2015 Quarter
First	$0.0500	$16,259	$—	$16,259	$36,075
Second	0.0500	16,259	—	16,259	6,074
Third	0.0500	16,259	—	16,259	38,791
Fourth (4)	1.3500	438,997	—	438,997	(18,297)

Year	$1.5000	$487,774	$—	$487,774	$62,643

2014 Quarter
First	$0.1063	$34,278	$13,627	$20,651	$37,560
Second	0.1063	34,442	13,582	20,860	39,197
Third	0.1063	34,608	—	34,608	56,061
Fourth	0.1063	34,552	—	34,552	(5,884)

Year	$0.4252	$137,880	$27,209	$110,671	$126,934

2013 Quarter
First	$0.1063	$33,611	$13,714	$19,897	$48,644
Second	0.1063	33,782	13,697	20,085	33,521
Third	0.1063	33,946	13,748	20,198	50,870
Fourth	0.1063	34,111	13,777	20,334	2,445

Year	$0.4252	$135,450	$54,936	$80,514	$135,480

FOOTNOTES:

(1)	Distributions reinvested may be dilutive to stockholders to the extent that they are not covered by cash flows from operations, FFO and MFFO and such shortfalls are instead covered by borrowings. In September 2014, our Board of Directors suspended the DRP and beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares of our common stock.
(2)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. For example, GAAP requires that the payment of acquisition fees and costs be classified as a use of cash in operating activities in the statement of cash flows, which directly reduces the measure of cash flows from operations. However, acquisition fees and costs are paid for with proceeds from our offerings and debt financings as opposed to operating cash flows. The Board of Directors also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.
(3)	The shortfall between total distributions and cash flows from operating activities was covered by financing or investing activities such as borrowings or net sales proceeds from sales of properties.
(4)	In December 2015, the Board of Directors declared a special distribution of $1.30 per share, payable to shareholders of record of the Company’s common stock as of the close of business on December 4, 2015, and was funded using net sales proceeds from the sale of real estate.

Our cash flows from operating activities will fluctuate due to the seasonality of certain properties. As such, we anticipate cash flows from operating activities to increase during the third quarter to reflect the peak seasonal period of our attractions properties.

The tax composition of our distributions declared for years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,
Distribution Type	2015	2014	2013
Taxable as ordinary income	28.0%	0.0%	0.0%
Taxable as capital gain	18.3%	0.0%	29.3%
Return of capital	53.7%	100.0%	70.7%

Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2015 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2016.

No amounts distributed to stockholders for the years ended December 31, 2015, 2014 and 2013 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

Results of Operations

As described above in “Our Exit Strategy,” in March 2014, we engaged Jefferies, a leading global investment banking firm, to assist us in actively evaluating various strategic alternatives, including the sale of several assets, in preparation for an exit strategy. During 2014 and 2015, we sold 105 properties as described above in “Liquidity and Capital Resources — Proceeds from Sales of Real Estate and an Unconsolidated Entity.” As a result of these dispositions of assets, our number of investments, rental income from operating leases and net operating income from managed properties declined during 2015 as compared to 2014.

We had invested in properties through the following investment structures as of:

	December 31,
	2015	2014	2013
Wholly-owned:
Leased properties	24	42	72
Managed properties (1)(2)	17	54	63
Unimproved land	1	1	1
Unconsolidated joint ventures: (3)
Leased properties	7	8	8

	49	105	144

FOOTNOTES:

(1)	As of December 31, 2015, 2014 and 2013, wholly-owned managed properties are as follows:

	December 31,
	2015	2014	2013
Ski & Mountain Lifestyle	—	1	1
Golf	—	—	13
Attractions	12	16	15
Senior housing	—	20	20
Marinas	5	17	13
Additional lifestyle	—	—	1

	17	54	63

(2)	Under certain applicable tax regulations, properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of December 31, 2015, 2014 and 2013, we had 17, 30 and 38 properties, respectively, that were temporarily managed. As of December 31, 2014 and 2013, we had 24 and 25 properties that were indefinitely managed under management agreements, respectively. We did not have any properties that were indefinitely managed as of December 31, 2015.
(3)	In April 2015, we sold our 81.98% interest in the DMC Partnership, which held one property. As of December 31, 2015, our co-venture partner of the Intrawest Venture had accepted our offer to buy out their 20% interest. See “Distributions from Unconsolidated Entities” for additional information.

Year ended December 31, 2015 compared to Year ended December 31, 2014

Rental income from operating leases. Rental income for the year ended December 31, 2015 decreased by approximately $2.8 million as compared to the same period in 2014. Additional billings permitted under our leases calculated as a percentage of ski property level operating revenues generated by our tenants declined by approximately $3.0 million during the year ended December 31, 2015, primarily due to unfavorable weather conditions. Our ski properties in the Pacific Northwest had all-time record low snow conditions for the 2014/2015 ski season, but saw increased revenues for the start of the 2015/2016 ski season due to snowfall returning to more normalized levels in the Pacific Northwest due to a pronounced El Nino effect. However, the same weather phenomenon caused a snow drought and record warm temperatures on the East Coast negatively impacting the start to our 2015/2016 ski season for our properties located in the East. This decline in ski revenues was partially offset by an increase in revenues attributed to capital improvements made at our attractions properties that resulted in higher lease basis, which increased rent due from our tenants. Rental income from our attractions properties declined by approximately $1.5 million due to amending the lease and lowering rents due under the leases, as described above in “Loan Foreclosures, Tenant Workouts, Provisions and Impairments.”

The following information summarizes trends in rental income from operating leases and base rents for certain of our properties excluding properties that have been classified as discontinued operations (in thousands):

	For the Year Ended December 31,
Properties Subject to Operating Leases	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$95,167	$98,440	$(3,273)	(3.32)%
Attractions	30,072	29,583	489	1.65%

Total	$125,239	$128,023	$(2,784)	(2.17)%

As of December 31, 2015 and 2014, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 10.2% and 10.0%, respectively. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, ticket sales, concessions, waterpark and theme park operations, and other service revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the years ended December 31, 2015 and 2014 (in thousands):

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$51,942	$54,019	$(2,077)	(3.84)%
Attractions	159,162	182,841	(23,679)	(12.95)%

Total	$211,104	$236,860	$(25,756)	(10.87)%

As of December 31, 2015 and 2014, we had a total of 12 and 17 managed properties (excluding properties that we classified as discontinued operations), respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The decrease in property operating revenues is primarily due to the sale of one attractions property in June 2015, three attractions properties in November 2015 and one ski and mountain lifestyle property in December 2015. The decrease was partially offset by increases in property operating revenue for our other attractions properties primarily due to higher ticket sales, retail shop sales and food and beverage sales.

Interest income on mortgages and other notes receivable. Interest income on mortgages and other notes receivable was approximately $1.3 million and $8.4 million for the year ended December 31, 2015 and 2014, respectively. The decrease is primarily attributable to the repayment of approximately $83.5 million for two of our loans that matured in September 2014 and the collection of all remaining notes receivable during 2015. We do not expect to earn interest income on mortgage and other notes receivable in future periods.

Property operating expenses. Property operating expenses decreased primarily due to the sale of one attractions property in June 2015, three attractions properties in November 2015 and one ski and mountain lifestyle property in December 2015. The following information summarizes the expenses of our properties that are operated by third-party managers for the years ended December 31, 2015 and 2014 (in thousands):

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$42,702	$45,940	$(3,238)	(7.05)%
Attractions	129,925	144,225	(14,300)	(9.92)%

Total	$172,627	$190,165	$(17,538)	(9.22)%

Asset management fees to advisor. Monthly asset management fees were equal to 0.08334% prior to April 1, 2014 and 0.075% effective April 1, 2014 of invested assets were paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the years ended December 31, 2015 and 2014, asset management fees to our Advisor were approximately $15.7 million and $18.7 million, respectively. The decrease in such fees is primarily attributable to the reduction in asset fee rates described above and the sale of five real estate properties (excluding properties classified as discontinued operations) and our interest in the DMC Partnership during 2015.

General and administrative. General and administrative expenses totaled approximately $15.6 million and $17.1 million for the years ended December 31, 2015 and 2014, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, accounting and legal fees, and board of directors’ fees. The decrease in general and administrative expenses is primarily the result of a reduction in legal, accounting and other professional services necessary to account and report on a declining portfolio of assets due to asset sales as a result of our exit strategy, as described above in “Our Exit Strategy.”

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the years ended December 31, 2015 and 2014, ground lease and land permit fees were approximately $10.3 million and $10.2 million, respectively, of which approximately $6.7 million and $6.8 million, respectively, represents the corresponding equivalent revenues in rental income from operating leases.

Acquisition fees and costs. Acquisition fees were paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and were generally 3% of gross offering proceeds including proceeds from our DRP. Acquisition fees and costs totaled approximately $0.7 million for the year ended December 31, 2014. We did not incur acquisition fees during the year ended December 31, 2015 as we did not purchase any real estate properties during 2015 and we suspended the DRP in September 2014.

Other operating expenses. Other operating expenses totaled approximately $6.9 million and $5.3 million for the years ended December 31, 2015 and 2014, respectively. The increase is primarily attributable to an increase in repair and maintenance expenses related to our properties subject to operating leases.

Bad debt expense. Bad debt expense was approximately $8.5 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively. The increase is related to one of our ski tenants with two leases on properties in the Pacific-Northwest that experienced financial difficulties as a result of lower operating results from the low levels of snow accompanied by unusually warm weather during the 2014/2015 ski season. As described above in “Loan Foreclosures, Tenant Workouts, Provisions and Impairments”, due to improved snowfall levels, this tenant has paid rental amounts related to the ski season that started in the fourth quarter of 2015.

Loan loss provision. Loan loss provisions were approximately $9.3 million and $3.3 million for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, as described above in “Loan Foreclosures, Tenant Workouts, Provisions and Impairments”, we recorded loan loss provisions to record our mortgage receivables at their net realizable values. During the year ended 2014, we recorded a loan loss provision of approximately $3.3 million on one of our mortgage and other notes receivable with one of our golf operators, as a result of uncertainty related to the collectability of the note receivable. We collected the remaining $1.3 million balance of the note as full satisfaction of the note during 2014.

(Gain) loss on lease terminations. (Gain) loss on lease terminations was approximately $8.9 million for the year ended December 31, 2014. As described above in “Loan Foreclosures, Tenant Workouts, Provisions and Impairments”, one of our ski tenants on two leases experienced financial difficulties and was unable to pay rent in 2015 due to low levels of snow accompanied by unusually warm weather. In connection with the ongoing financial difficulties, we recorded a loss on lease termination (for the write off of straight-line rents) of approximately $8.9 million during the year ended December 31, 2014. We did not record any (gain) loss on lease terminations during the year ended December 31, 2015.

Impairment provisions. Impairment provisions were approximately $124.9 million and $30.4 million for the years ended December 31, 2015 and 2014, respectively. Impairment provisions recorded during the year ended December 31, 2015, related primarily to several attractions and ski and mountain lifestyle properties to write down their book values to estimated fair values based on discounted cash flows and residual values, as described further under “Loan Foreclosures, Tenant Workouts, Provisions and Impairments.” Impairment provisions recorded during the year ended December 31, 2014, related to one of our attractions properties and our unimproved land to write down the book values related to these properties to estimated sales prices from third party buyers less costs to sell.

Depreciation and amortization. Depreciation and amortization expense was approximately $83.5 million and $98.7 million for the years ended December 31, 2015 and 2014, respectively. The decrease year over year is primarily due to discontinuing the recognition of depreciation and amortization expense upon the determination of recording the properties as real estate held for sale.

Interest and other income. Interest and other income was approximately $2.2 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest and other income is primarily due to gain on insurance proceeds of approximately $0.8 million received from insurance claims as described above in “Liquidity and Capital Resources — Proceeds from Insurance – Hurricane, Storm and Other Damage” and an increase in interest income due to maintaining larger cash balances from holding net sales proceeds prior to the special distribution paid in December.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $27.0 million and $57.3 million for the years ended December 31, 2015 and 2014, respectively. The decrease is primarily attributable to the repayment of approximately $621.9 million of indebtedness, excluding indebtedness related to properties classified as discontinued operations, subsequent to December 31, 2014.

Loss on extinguishment of debt. Losses on extinguishment of debt was approximately $21.1 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively. The increase in loss on extinguishment of debt related to the early repayments of our senior unsecured notes and certain loans during 2015. Loss on extinguishment of debt included legal fees incurred with the transaction, prepayment penalty fees and the write-off of unamortized bond issue costs and loan costs.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2015	2014	$ Change	% Change
DMC Partnership	$2,475	$8,519	$(6,044)	(70.95)%
Intrawest Venture	3,678	(766)	4,444	580.16%

Total	$6,153	$7,753	$(1,600)	(20.64)%

Equity in earnings of unconsolidated entities was approximately $6.2 million and $7.8 million for the years ended December 31, 2015 and 2014, respectively. The decrease was primarily due to the sale of our interest in the DMC

Partnership in April 2015. This decrease was offset by improved results from our Intrawest Venture in 2015 due to the fact that during 2014, we recorded catch up depreciation and amortization expense due to the reclassification of six Intrawest village retail properties from assets held for sale to held and used. Equity in earnings will decrease significantly going forward due to the sale of our 81.98% interest in the DMC Partnership in April 2015.

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

Income (loss) from discontinued operations. Income (loss) from discontinued operations was approximately $204.7 million and $(31.7) million for the years ended December 31, 2015 and 2014, respectively. The results of operations of 104 properties (which included our five marinas properties classified as held for sale as of December 31, 2015, the 12 marinas properties sold during 2015, the 38 senior housing properties sold during 2015 and all properties sold during 2014 and 2013), are reflected in discontinued operations for all periods presented. During the years ended December 31, 2015 and 2014, income from discontinued operations included net gains of $200.2 million and $4.1 million, respectively, from the sale of 50 properties and 49 properties, respectively, and included approximately $7.7 million and $37.9 million, respectively, in impairment provisions related to the marinas properties to write down the book value of the marinas properties to expected sales proceeds, less costs to sell.

Gain on sale of real estate. Gain on sale of real estate from continuing operations was approximately $46.6 million for the year ended December 31, 2015. The gain on sale of real estate primarily related to the sale of four of our attractions properties and one ski and mountain property. There was no gain on sale of real estate in 2014 as the gains were recorded through income (loss) from discontinued operations.

Gain from sale of unconsolidated entities. The gain from the sale of our interest in the DMC Partnership, one of our unconsolidated joint ventures, was approximately $39.3 million for the year ended December 31, 2015. There was no gain on sale of unconsolidated entities during 2014.

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

Property operating revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the years ended December 31, 2014 and 2013 (in thousands):

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$54,019	$51,018	$3,001	5.9%
Attractions	182,841	182,938	(97)	-0.1%

Total	$236,860	$233,956	$2,904	1.2%

As of December 31, 2014 and 2013, we had a total of 17 and 16 managed properties (excluding properties that we classified as discontinued operations), respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The increase in property operating revenues was primarily attributable to our Mount Washington Resort which continued to experience increased occupancy and high revenue per available room (“RevPAR”) as a result of renovations and enhancements made at the property and operational strategies that have been implemented, as well as strong group and conference business. Increased revenues at our attraction properties was offset by one previously managed property that transitioned to a lease at the beginning of 2014.

Interest income on mortgages and other notes receivable. Interest income on mortgages and other notes receivable was approximately $8.4 million and $13.1 million for the year ended December 31, 2014 and 2013, respectively. The decrease was primarily attributable to (i) the repayment of approximately $83.5 million for two of our loans that matured in September 2014, (ii) the restructure of one of our other notes reducing the interest rate which was effective as of September 1, 2013 and (iii) the foreclosure of an attractions property that served as collateral on one of our mortgage notes receivable in April 2014. See “Loan Foreclosures, Tenant Workouts, Provisions and Impairments” above for additional information.

Property operating expenses. Property operating expenses increased primarily due to repair and maintenance expenses relating to our managed properties and the increased visitation at our Mount Washington Resort and attractions properties offset by one attraction property that became leased in 2014. See “Property operating revenues” above for additional information. The following information summarizes the expenses of our properties that are operated by third-party managers for the years ended December 31, 2014 and 2013 (in thousands):

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2014	2013	$ Change	% Change
Ski and mountain lifestyle	$45,940	$44,840	$1,100	2.5%
Attractions	144,225	142,741	1,484	1.0%

Total	$190,165	$187,581	$2,584	1.4%

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

Ground leases and permit fees. For the years ended December 31, 2014 and 2013, ground lease and land permit fees were approximately $10.2 million and $9.8 million, respectively, of which approximately $6.8 million and $6.9 million, respectively, represents the corresponding equivalent revenues in rental income from operating leases. The increase in such fees was primarily attributable to an increase in gross revenues of our ski and mountain lifestyle properties.

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

(Gain) loss on lease terminations. (Gain) loss on lease terminations was approximately $8.9 million and $(3.9) million for the years ended December 31, 2014 and 2013, respectively. As described above in “Loan Foreclosures, Tenant Workouts, Provisions and Impairments”, one of our ski tenants on two leases has experienced financial difficulties and was unable to pay rent in 2015 due to low levels of snow accompanied by unusually warm weather. In connection with the ongoing financial difficulties, we recorded a loss on lease termination (for the write off of straight-line rents) of approximately $8.9 million during the year ended December 31, 2014. During 2013, we recorded a gain on lease terminations of approximately $3.8 million as a result of terminating our lease related to an attractions property in Hawaii in exchange for receiving the Wet ‘n Wild trade name.

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

Depreciation and amortization. Depreciation and amortization expense was approximately $98.7 million and $94.5 million for the years ended December 31, 2014 and 2013, respectively. The increase was primarily due to an increase in intangible assets acquired subsequent to December 31, 2013.

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

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2014	2013	$ Change	% Change
DMC Partnership	$8,519	$10,912	$(2,393)	-21.9%
Intrawest Venture	(766)	3,924	(4,690)	-119.5%
CNLSun I Venture	—	(1,804)	1,804	100.0%
CNLSun II Venture	—	(509)	509	100.0%
CNLSun III Venture	—	(822)	822	100.0%

Total	$7,753	$11,701	$(3,948)	-33.7%

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

Loss from discontinued operations. Loss from discontinued operations was approximately $31.7 million and $241.1 million for the years ended December 31, 2014 and 2013, respectively. The results of operations of real estate properties that are classified as held for sale, along with properties sold during 2014 and 2013, are reflected in discontinued operations for all periods presented. The reduction in loss was primarily attributable to recording approximately $37.9 million in impairments primarily related to our marinas properties during 2014, as compared to $219.5 million in impairments primarily relating to our golf properties and our multi-family property during 2013. In addition, depreciation and amortization were lower in 2014 as compared to 2013 due to a lower depreciable basis of our golf properties as a result of impairment provisions recorded in December 2013, and because during 2014, we ceased depreciation and amortization as a result of the golf properties being classified as held for sale. Additionally, as of December 31, 2014, we ceased depreciation and amortization on the senior housing and marinas properties as a result of them being classified as held for sale.

Other

Funds from Operations and Modified Funds From Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2015, 2014 and 2013 (in thousands except per share data).

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$141,155	$(92,144)	$(252,539)
Adjustments:
Depreciation and amortization
Continuing Operations	83,481	98,664	94,459
Discontinued Operations	—	36,709	55,852
Impairment of real estate assets (1)
Continuing Operations	119,537	30,428	50,033
Discontinued Operations	7,749	37,867	161,410
(Gain) loss on sale of real estate investment (2)
Continuing Operations	(47,308)	19	24
Discontinued Operations	(203,059)	(8,935)	(2,408)
Gain on sale of unconsolidated entities (3)
Continuing Operations	(39,252)	—	(55,394)
Net effect of FFO adjustments from unconsolidated entities (4)	5,524	13,857	15,752

Total funds from operations	67,827	116,465	67,189

Acquisition fees and expenses (5)
Continuing Operations	—	664	2,467
Discontinued Operations	—	1,937	674
Straight-line adjustments on leases and notes receivable (6)
Continuing Operations	(475)	(2,171)	(3,597)
Discontinued Operations	—	(3,554)	(2,417)
Loss from early extinguishment of debt (7)
Continuing Operations	21,065	1,391	—
Discontinued Operations	2,042	4,818	—
Contingent purchase consideration (8)
Discontinued Operations	—	(665)	—
Amortization of above/below market intangible assets and liabilities
Continuing Operations	(75)	16	(5)
Discontinued Operations	—	583	1,388
(Gains) write-off of lease related costs (9)
Continuing Operations	5,336	8,914	(3,888)
Discontinued Operations	—	—	58,092
Loan loss provision (10)
Continuing Operations	9,319	3,270	3,104
Realized loss on the extinguishment of cash flow hedge (7)
Continuing Operations	180	460	—
Discontinued Operations	—	2,339	—
Accretion of discounts/amortization of premiums for debt investments
Continuing Operations	1	51	12
MFFO adjustments from unconsolidated entities (4)
Straight-line adjustments for leases and notes receivable (6)
Continuing Operations	378	228	(160)
Amortization of above/below market intangible assets and liabilities
Continuing Operations	(12)	(157)	52

Modified funds from operations	$105,586	$134,589	$122,911

Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	324,451	318,742

FFO per share (basic and diluted)	$0.21	$0.36	$0.21

MFFO per share (basic and diluted)	$0.32	$0.41	$0.39

FOOTNOTES:

(1)	The add back for impairment of real estate assets to arrive at FFO does not include impairments of deferred rent from prior GAAP straight-lining adjustments and lease incentives described in Footnote (9) below. While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
(2)	Gains and loss on the sale of real estate for the year ended December 31, 2015, primarily includes the gains and losses recognized on the sale of our 38 senior housing properties, 12 marina properties, four attractions properties and one ski and mountain lifestyle property.
(3)	In April 2015, we completed the sale of our interest in one unconsolidated joint venture that held one property. In July 2013, we completed the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures. See “Distributions from Unconsolidated Entities” for additional information.
(4)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.
(5)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. By adding back acquisition fees and expense relating to business combinations, management believes MFFO provides useful supplemental information of its operating performance and will also allow comparability between real estate entities regardless of their level of acquisition activities. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses relating to business combinations under GAAP are considered operating expenses and as expenses included in the determination of net income (loss) and income (loss) from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property.
(6)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(7)	(Gain) loss of extinguishment of debt includes legal fees incurred with the transaction, prepayment penalty fees and write-off of unamortized loan costs, as applicable. Loss from extinguishment of cash flow hedge includes swap breakage fees and reclassification of loss on termination of cash flow hedges from other comprehensive income (loss) from interest expense.
(8)	Management believes that the elimination of the contingent purchase price consideration adjustment, which represents the Yield Guarantee as mentioned above, included in interest and other income (expense) for GAAP purposes is appropriate because the adjustment is a non-cash adjustment that is not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(9)	Management believes that adjusting for gains or write-offs of lease related assets is appropriate because they are non-cash adjustments that may not be reflective of our ongoing operating performance. In 2015 and 2013, we recorded impairment provisions totaling approximately $5.3 million and $58.1 million, respectively, for deferred rent from prior GAAP straight-lining adjustments, below market intangible liabilities, and lease incentives.
(10)	We recorded loan loss provisions on our mortgages and other notes receivable as a result of uncertainty related to the collectability of these notes receivables.

Total FFO was approximately $67.8 million and $116.5 million or $0.21 and $0.36 per share for the years ended December 31, 2015 and 2014, respectively. The decrease in FFO and FFO per share is primarily attributable to (i) loss on early extinguishment of debt, (ii) the loan loss provisions recorded on our mortgage notes receivables to adjust the carrying values to net realizable values, (iii) bad debt expense recorded related to two ski properties, (iv) a decrease in rental income and net operating income from leased and managed properties due to the sale of our golf portfolio, our multi-family residential property, our 38 senior housing properties, 12 of our 17 marinas, four of our attractions properties and one ski property, (v) a decrease in the net effect of FFO adjustment from unconsolidated entities primarily as a result of the sale of our interest in the DMC Partnership, and (vi) a decrease in interest income on mortgage notes receivable due to the collection of $83.5 million of principal during the year ended December 31, 2014. The decreases were partially offset by (i) a decrease in interest expense primarily due to a decrease in weighted average debt outstanding, (ii) an increase in “same-store” net operating income from managed properties primarily related to our attractions properties, and (iii) a decrease in asset management fees.

Total MFFO was $105.6 million and $134.6 million or $0.32 and $0.41 per share for the years ended December 31, 2015 and 2014, respectively. The decrease in MFFO and MFFO per share is primarily attributable to (i) bad debt expense recorded related to two ski properties, (ii) a decrease in rental income and net operating income from leased and managed properties due to the sale of our golf portfolio, our multi-family residential property, our 38 senior housing properties, 12 of our 17 marinas, four of our attractions properties and one ski property, (iii) a decrease in the net effect of FFO adjustment from unconsolidated entities primarily as a result of the sale of our interest in the DMC Partnership, and (iii) a decrease in interest income on mortgage notes receivable due to the collection of principal subsequent to December 31, 2014. The decreases were partially offset by (i) a decrease in interest expense primarily due to a decrease in weighted average debt outstanding, (ii) an increase in “same-store” net operating income from managed properties primarily related to our attractions properties, and (iii) a decrease in asset management fees.

Total FFO was approximately $116.5 million and $67.2 million or $0.36 and $0.21 per share for the years ended December 31, 2014 and 2013, respectively. The increase in FFO and FFO per share is primarily attributable to (i) an increase in rental income from leased properties and net operating income from managed properties related to properties acquired during 2013 and 2014, (ii) an increase in “same-store” rental income from leased properties and net operating income from managed properties and (iii) a decrease in write-offs of deferred rents from straight-lining adjustments and lease incentives, and (iv) a decrease in asset management fees. The increases were partially offset by (i) a net loss on extinguishment of debt as a result of prepayment on several loans, (ii) an increase in interest expense and loan cost amortization, (iii) a decrease in rental income and net operating income from leased and managed properties due to the sale of our golf portfolio and our multi-family residential property, (iv) a decrease in interest income on mortgage notes receivable due to the collection of $83.5 million of principal outstanding that matured in 2014, and (v) a decrease in equity in earnings from unconsolidated entities due to the sale of our interests in 42 senior housing properties held through three unconsolidated joint ventures.

Total MFFO was $134.6 million and $122.9 million or $0.41 and $0.39 per share for the years ended December 31, 2014 and 2013, respectively. The increase in MFFO and MFFO per share is primarily attributable to (i) an increase in rent payments from leased properties (rental revenue excluding straight-line adjustments for GAAP) and net operating income from managed properties related to properties acquired during 2013 and 2014, (ii) an increase in “same-store” rent payments from leased properties and net operating income from managed properties, and (iii) a decrease in asset management fees. The increases were partially offset by (i) an increase in interest expense and loan cost amortization, (ii) a decrease in rental income and net operating income from leased and managed properties due to the sale of our golf portfolio and our multi-family residential property, (iii) a decrease in interest income on mortgage notes receivable due to the collection of principal that matured in 2014, and (iv) a decrease in equity in earnings from unconsolidated entities due to the sale of our interest in 42 senior housing properties held through three unconsolidated joint ventures.

Off Balance Sheet and Other Arrangements

Our equity in earnings from unconsolidated entities for the years ended December 31, 2015, 2014 and 2013 contributed approximately $6.2 million, $7.8 million and $11.7 million, respectively, to our results of operations. The partnership agreements governing the allocation of cash flows from the entities provide for the annual payment of a preferred return on our invested capital and thereafter in accordance with specified residual sharing percentages. Below is a schedule of our unconsolidated entities and its outstanding debt (in thousands):

	Date of	Maturity	Interest	Principal Balance at December 31,
Unconsolidated Entity	Agreement	Date	Rate	2015		2014
Intrawest U.S. Venture	12/3/2004	6/1/2015	5.8%	$—	(3)	$35,571
Intrawest Canadian Venture (1)	12/3/2004	1/11/2015	5.8%	—	(3)	20,019
Intrawest Canadian Venture	12/3/2004	12/2/2029	14.5%	11,100		11,100
DMC Partnership (2)	10/29/2014	5/9/2015	LIBOR + 1.75%	—	(2)	131,500

				$11,100		$198,190

FOOTNOTES:

(1)	Converted from Canadian dollars to U.S. dollars at the exchange rate in place as of the end of the year. The loan that matured in January 2015 was repaid at its maturity date.
(2)	This loan was paid in full with the sale of our interest in the DMC Partnership.
(3)	The loans that matured in 2015 were paid off in 2015.

Commitments, Contingencies and Contractual Obligations

The following tables present our contractual obligations and contingent commitments and the related payments due by period as of December 31, 2015:

Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest) (1)	$48,875	$141,973	$8,852	$—	$199,700
Capital lease	2,206	1,803	298	—	4,307
Obligations under operating leases (2)	12,733	25,451	25,252	171,651	235,087

	$63,814	$169,227	$34,402	$171,651	$439,094

FOOTNOTES:

(1)	This line item includes all third-party and seller financing obtained in connection with the acquisition of properties. Future interest payments on our variable rate debt and line of credit were estimated based on a 30-day LIBOR forward rate curve.
(2)	This line item represents obligations under ground leases, concession holds and land permits of which the majority are paid by our third-party tenants on our behalf. Ground lease payments, concession holds and land permit fees are generally based on a percentage of gross revenue of the related property exceeding a certain threshold. The future obligations have been estimated based on current revenue levels projected over the term of the leases or permits.

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Capital improvements (1)	$1,894	$—	$—	$—	$1,894

FOOTNOTE:

(1)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

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

We will analyze our variable interests, including leases, guarantees, and equity investments, to determine if the entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. We also use our quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as the primary beneficiary.

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

Assets Held for Sale, net and Discontinued Operations. Assets that are classified as held for sale are recorded at the lower of their carrying value or fair value less costs to dispose. We classify assets as held for sale once management has the authority to approve and commits to a plan to sell, the assets are available for immediate sale, an active program to locate a buyer and the sale of the assets are probable and transfer of the assets are expected to occur within one year. Subsequent to classification of an asset as held for sale, no further depreciation or amortization relating to the asset are recorded. We classify assets held for sale as discontinued operations if the disposal has (or will have) a major effect on our operations and financial results. For those assets held for sale that qualify for classification as discontinued operations, the specific components of net income (loss) are presented as discontinued operations include operating income (loss) and interest expense directly attributable to the property held for sale, net. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale that qualify as discontinued operations are presented as discontinued operations when recognized.

Impairment of Real Estate Assets. Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance, general market conditions and significant changes in the manner of use or estimated holding period of our real estate assets or the strategy of our overall business, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted operating cash flows of the property over its remaining useful life (or holding period) plus an estimate of residual value (collectively, the “Estimated Cash Flows”), to the net carrying value of the property. Such cash flow projections consider factors such as estimated lease payments under our triple net leases, estimated future operating income on managed properties, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the Estimated Cash Flows, we would then determine fair value using discounted Estimated Cash Flows (or estimated sales proceeds less costs to sell) to determine fair value. In the event the carrying value exceeds the discounted Estimated Cash Flows (or estimated sales proceeds less costs to sell), we would record an impairment provision to adjust the carrying value of the asset group to the estimated fair value of the property.

For real estate we indirectly own through an investment in a joint venture, tenant-in-common interest or other similar investment structure which is accounted for under the equity method, when impairment indicators are present, we compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

The estimated fair values of unconsolidated entities are based upon a discounted cash flow model that includes all estimated cash inflows and outflows over the expected holding period. The capitalization rates and discounted rates utilized in the model are based upon rates that we believe to be within a reasonable range of current market rates for the underlying properties.

Real Estate Dispositions. When real estate is disposed of, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases are removed from the accounts and gains and losses from the disposition are reflected in the consolidated statements of operations. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance with the Financial Accounting Standards Board (“FASB”) guidance included in Real Estate Sales, provided that various criteria relating to the terms of sale and subsequent involvement by us with the properties are met. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sale of real estate. As of December 31, 2014, we had deferred gains on two of our real estate dispositions as a result of making loans to the buyers financing a portion of the sales price. These deferred gains were recognized during the year December 31, 2015, as a result of these loans being collected.

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

Mortgages and Other Notes Receivables. Mortgages and other notes receivable were stated at the principal amount outstanding, net of deferred loan origination costs or fees. Loan origination and other fees received by us in connection with making the loans were recorded as reduction of the note receivable and amortized into interest income, using the effective interest method, over the term of the loan. Acquisition fees and costs in connection with making the loans were capitalized and recorded as part of the mortgages and other notes receivable balance and amortized as a reduction of interest income over the term of the notes.

We evaluated impairment on our mortgages and other notes receivable on an individual loan basis which included, current information and events, periodic visits and quarterly discussions on the financial results of the properties being collateralized and the financial stability of the borrowers who were also tenants or third-party managers for certain properties in our real estate portfolio. We reviewed each loan to determine the risk of loss and whether the individual loan was impaired and whether an allowance was necessary. If allowance was necessary, we reduced the carrying value of the loan accordingly and recorded a corresponding charge to net income (loss). The credit quality of our borrowers was primarily based on their payment history on an individual loan basis, and, as such, we did not assign our mortgages and other note receivable in credit quality categories. We did not have any outstanding mortgages and other notes receivables as of December 31, 2015.

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2016	2017	2018	2019	2020(4)	Thereafter	Total	Fair Value (1)
Fixed-rate debt	$34,678	$85,369	$—	$—	$1,705	$—	$121,752	$122,404
Variable-rate debt (2)	4,243	52,560	438	6,799	—	—	64,040	63,014

	$38,921	$137,929	$438	$6,799	$1,705	$—	$185,792	$185,418

Weighted average fixed interest rate of maturities	6.57%	6.10%	—	—	—
Average interest rate on variable debt (3)	3.44% + LIBOR	3.48% + LIBOR	3.30% + LIBOR	3.30% + LIBOR	—	—

FOOTNOTES:

(1)	The fair value of our fixed-rate and variable-rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2015. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of December 31, 2015, one of our variable-rate debt in mortgages and notes payable was hedged.
(3)	The 30-day LIBOR rate was approximately 0.43% at December 31, 2015.
(4)	The $1.7 million loan is non-interest bearing.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.5 million for the year ended December 31, 2015. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of CNL Lifestyle Properties, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Lifestyle Properties, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting discontinued operations in 2015.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 28, 2016

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except per share data)

	December 31,
	2015	2014
ASSETS

Real estate investment properties, net (including $58,832 and $67,789 related to consolidated variable interest entities, respectively)	$712,589	$882,089
Assets held for sale, net (including $0 and $103,753 related to consolidated variable interest entities, respectively)	42,719	968,641
Investments in and advances to unconsolidated entities	73,434	127,102
Cash	83,544	136,985
Deferred rent and lease incentives	43,992	47,307
Restricted cash	28,025	35,227
Other assets	18,176	29,091
Intangibles, net	16,487	18,011
Accounts and other receivables, net	11,893	20,398
Mortgages and other notes receivable, net	—	19,361

Total Assets	$1,030,859	$2,284,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $19,677 and $30,412 related to non-recourse debt of consolidated variable interest entities, respectively)	$185,739	$397,849
Senior notes, net of discount	—	316,846
Liabilities related to assets held for sale	—	171,745
Line of credit	—	152,500
Other liabilities	27,160	41,388
Accounts payable and accrued expenses	11,361	46,005
Due to affiliates	420	489

Total Liabilities	224,680	1,126,822

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 349,084 shares issued and 325,183 and 325,184 shares outstanding as of December 31, 2015 and 2014, respectively	3,252	3,252
Capital in excess of par value	2,863,833	2,863,839
Accumulated deficit	(352,974)	(494,129)
Accumulated distributions	(1,699,076)	(1,211,302)
Accumulated other comprehensive loss	(8,856)	(4,270)

Total Stockholders’ Equity	806,179	1,157,390

Total Liabilities and Stockholders’ Equity	$1,030,859	$2,284,212

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income from operating leases	$125,239	$128,023	115,414
Property operating revenues	211,104	236,860	233,956
Interest income on mortgages and other notes receivable	1,322	8,412	13,120

Total revenues	337,665	373,295	362,490

Expenses:
Property operating expenses	172,627	190,165	187,581
Asset management fees to advisor	15,666	18,651	23,060
General and administrative	15,635	17,136	17,233
Ground lease and permit fees	10,341	10,162	9,838
Acquisition fees and costs	—	664	2,467
Other operating expenses	6,878	5,328	4,471
Bad debt expense	8,536	291	54
Loan loss provision	9,319	3,270	3,104
(Gain) loss on lease terminations	—	8,914	(3,850)
Impairment provisions	124,873	30,428	50,033
Depreciation and amortization	83,481	98,664	94,459

Total expenses	447,356	383,673	388,450

Operating loss	(109,691)	(10,378)	(25,960)

Other income (expense):
Interest and other income	2,172	838	559
Interest expense and loan cost amortization	(26,931)	(57,260)	(55,769)
Loss on extinguishment of debt	(21,065)	(1,391)	—
Bargain purchase gain	—	—	2,653
Equity in earnings of unconsolidated entities	6,153	7,753	11,701

Total other expense	(39,671)	(50,060)	(40,856)

Loss from continuing operations	(149,362)	(60,438)	(66,816)
Income (loss) from discontinued operations (includes $3,027 and $1,655 amortization of loss and loss on termination of cash flow hedge for the years ended December 31, 2014 and 2013, respectively)	204,671	(31,706)	(241,117)

Net income (loss) before gain on sale of real estate and unconsolidated entities	55,309	(92,144)	(307,933)
Gain on sale of real estate	46,594	—	—
Gain from sale of unconsolidated entities	39,252	—	55,394

Net income (loss)	$141,155	$(92,144)	(252,539)

Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$(0.20)	$(0.18)	(0.03)
Discontinued operations	0.63	(0.10)	(0.76)

Net income (loss) per share	$0.43	$(0.28)	(0.79)

Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	324,451	318,742

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands except per share data)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$141,155	$(92,144)	(252,539)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,970)	(2,933)	(1,563)
Changes in fair value of cash flow hedges:
Amortization of loss and loss on termination of cash flow hedges	180	3,486	1,655
Unrealized gain arising during the period	204	883	1,863

Total other comprehensive (loss) income	(4,586)	1,436	1,955

Total comprehensive income (loss)	$136,569	$(90,708)	$(250,584)

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(in thousands except per share data)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Distributions		Total Stockholders’ Equity
	Number	Par
	of Shares	Value
Balance at December 31, 2012	316,371	$3,164	$2,803,346	$(149,446)	$(937,972)	$(7,661)	$1,711,431
Subscriptions received for stock through public offering reinvestment plan	7,901	79	54,857	—	—	—	54,936
Redemption of common stock	(1,645)	(17)	(11,938)	—	—	—	(11,955)
Net loss	—	—	—	(252,539)	—	—	(252,539)
Distributions, declared and paid ($0.4252 per share)	—	—	—	—	(135,450)	—	(135,450)
Foreign currency translation adjustment	—	—	—	—	—	(1,563)	(1,563)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	1,655	1,655
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassification (Note 11)	—	—	—	—	—	1,863	1,863

Balance at December 31, 2013	322,627	3,226	2,846,265	(401,985)	(1,073,422)	(5,706)	1,368,378

Subscriptions received for stock through public offering reinvestment plan	3,970	40	27,169	—	—	—	27,209
Redemption of common stock	(1,413)	(14)	(9,595)	—	—	—	(9,609)
Net loss	—	—	—	(92,144)	—	—	(92,144)
Distributions, declared and paid ($0.4252 per share)	—	—	—	—	(137,880)	—	(137,880)
Foreign currency translation adjustment	—	—	—	—	—	(2,933)	(2,933)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	3,486	3,486
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassification (Note 11)	—	—	—	—	—	883	883

Balance at December 31, 2014	325,184	3,252	2,863,839	(494,129)	(1,211,302)	(4,270)	1,157,390

Net income	—	—	—	141,155	—	—	141,155
Redemption of common stock	(1)	—	(6)	—	—	—	(6)
Distributions, declared and paid ($1.5000 per share)	—	—	—	—	(487,774)	—	(487,774)
Foreign currency translation adjustment	—	—	—	—	—	(4,970)	(4,970)
Amortization of loss on termination of cash flow hedge	—	—	—	—	—	180	180
Current period adjustment to recognize changes in fair value of cash flow hedges (Note 11)	—	—	—	—	—	204	204

Balance at December 31, 2015	325,183	$3,252	$2,863,833	$(352,974)	$(1,699,076)	$(8,856)	$806,179

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$141,155	$(92,144)	$(252,539)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	83,481	135,373	150,311
Amortization of loan costs and lease costs (including above- and below-market leases)	3,846	12,310	9,165
Accretion and amortization of fair value measures	(89)	305	422
Gain on sale of properties and disposal of fixed assets	(246,837)	(4,073)	(2,241)
Gain on sale of unconsolidated entities	(39,252)	—	(55,394)
Bargain purchase gain	—	—	(2,653)
Loss on extinguishment of debt	23,107	6,209	—
Write-off intangible assets from sale of properties	—	—	93
Amortization of terminated hedge	180	3,486	1,655
Swap termination fees	(184)	(1,904)	—
(Gain) loss on lease termination	—	8,174	(2,705)
Gain from insurance proceeds	(2,914)	(4,916)	—
Impairment provision	132,622	68,295	269,535
Loan loss provision	9,319	3,270	3,104
Bad debt expense	10,298	2,309	6,323
Prepayment penalties on loans	(1,277)	(7,047)	—
Premium paid on senior notes	(11,537)	(2,500)	—
Equity in earnings net of distributions from unconsolidated entities	6,934	5,744	15,068
Changes in assets and liabilities:
Other assets	(146)	467	(283)
Deferred rent and lease incentives	(4,214)	(982)	(8,056)
Accounts and other receivables	499	(7,401)	(3,237)
Accounts payable, accrued expenses and other liabilities	(43,336)	3,017	6,977
Due to affiliates	988	(1,058)	(65)

Net cash provided by operating activities	62,643	126,934	135,480

Investing activities:
Proceeds from sale of real estate	992,738	384,293	12,401
Acquisition of properties	—	(128,390)	(244,859)
Capital expenditures	(49,272)	(79,115)	(70,156)
Contributions to unconsolidated entities	(54,572)	—	—
Proceeds from sale of unconsolidated entities	139,501	—	195,446
Proceeds from release (payment) of collateral on loan payable	—	—	11,167
Proceeds from insurance	4,674	10,187	—
Proceeds from short-term investment	—	1,169	—
Principal payments received on mortgage loans receivable	9,828	83,468	4,282
Changes in restricted cash	14,317	1,394	(10,357)
Other	—	980	(854)

Net cash provided by (used in) investing activities	1,057,214	273,986	(102,930)

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Financing activities:
Redemptions of common stock	(6)	(9,609)	(11,955)
Distributions to stockholders, net of reinvestments	(487,774)	(110,671)	(80,514)
Borrowings under line of credit	—	232,500	100,000
Proceeds from mortgages and other notes payable	—	57,790	131,298
Principal payments on line of credit	(152,500)	(130,000)	(145,000)
Principal payments on mortgages, notes payable and senior notes	(529,893)	(365,224)	(18,800)
Principal payments on capital leases	(2,834)	(4,863)	(4,152)
Payments of entrance fee refunds	—	(1,845)	—
Payment of loan costs	(239)	(3,536)	(5,017)

Net cash used in financing activities	(1,173,246)	(335,458)	(34,140)

Effect of exchange rate fluctuations on cash	(52)	(51)	(60)

Net increase (decrease) in cash	(53,441)	65,411	(1,650)
Cash at beginning of period	136,985	71,574	73,224

Cash at end of period	$83,544	$136,985	$71,574

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$35,030	$68,536	$63,628

Supplemental disclosure of non-cash investing activities:
Assumption of debts	$—	$27,398	$—
Assumption of capital leases	$2,761	$4,004	$10,732
Assumption of entrance fee liabilities	$—	$—	$13,810
Change in accounts payable related to capital expenditures	$5,898	$4,192	$6,069
Property assumed in connection with foreclosure	$—	$8,729	$—

Supplemental disclosure of non-cash financing activities:
Seller financing provided upon sale of real estate assets	$—	$—	$325
Assumption of mortgage loans by third party	$151,478	$—	$—

See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

As of December 31, 2015, the Company owned 49 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, attractions, marinas and other lifestyle properties. Seven of these 49 properties are owned through an unconsolidated joint venture, and three are located in Canada.

In March 2014, the Company engaged Jefferies LLC (“Jefferies”), a leading global investment banking and advisory firm, to assist the Company’s management and its board of directors in actively evaluating various strategic alternatives to provide liquidity to the Company’s shareholders. In connection with this process, during 2014 the Company sold its entire golf portfolio (consisting of 48 properties) and its multi-family development property. During 2015, the Company sold its 81.98% interest in the DMC Partnership for net sales proceeds of approximately $139.5 million to its co-venture partner, and it sold all 38 of its senior housing properties, 12 of its 17 marinas properties, four attractions properties and one ski and mountain lifestyle property for aggregate net sales proceeds of approximately $992.7 million. Additionally, the Company has a purchase and sale agreement for the sale of its remaining five marina properties.

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

DECEMBER 31, 2015

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

DECEMBER 31, 2015

2.	Significant Accounting Policies (continued):

Impairment of Real Estate Assets — Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance, general market conditions and significant changes in the manner of use or estimated holding period of the Company’s real estate assets or the strategy of its overall business, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted operating cash flows of the property over its remaining useful life (or holding period) plus an estimate of residual value (collectively, the “Estimated Cash Flows”), to the net carrying value of the property. Such cash flow projections consider factors such as estimated lease payments under the Company’s triple net leases, estimated future operating income on managed properties, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the Estimated Cash Flows, the Company would then determine fair value using discounted Estimated Cash Flows (or estimated sales proceeds less costs to sell) to determine fair value. In the event the carrying value exceeds the discounted Estimated Cash Flows (or estimated sales proceeds less costs to sell), the Company would record an impairment provision to adjust the carrying value of the asset group to the estimated fair value of the property.

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

Assets Held for Sale, net and Discontinued Operations — Assets that are classified as held for sale are recorded at the lower of their carrying value or fair value less costs to dispose. The Company classifies assets as held for sale once management has the authority to approve and commits to a plan to sell, the assets are available for immediate sale, an active program to locate a buyer and the sale of the assets are probable and transfer of the assets are expected to occur within one year. Subsequent to classification of an asset as held for sale, no further depreciation or amortization relating to the asset are recorded. The Company presents the assets of any properties which have been sold, or otherwise qualify as held for sale, separately in the consolidated balance sheet. The Company classifies assets held for sale as discontinued operations if the disposal has (or will have) a major effect on the Company’s operations and financial results. For those assets held for sale that qualify for classification as discontinued operations, the specific components of net income (loss) are presented as discontinued operations include operating income (loss) and interest expense directly attributable to the property held for sale, net. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale that qualify as discontinued operations are presented as discontinued operations when recognized.

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

DECEMBER 31, 2015

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

Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less during the year. As of December 31, 2015, cash deposits exceeded federally insured amounts. However, the Company has not experienced any losses on such accounts. Management continues to monitor third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal and secondarily on maximizing yield on those funds. To that end, the Company has diversified its cash among several banking institutions in an attempt to minimize exposure to any one of these entities. Management has attempted to select institutions that it believes are strong based on an evaluation of their financial stability and exposure to poor performing assets.

Restricted Cash — Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties or represent certain tenant security deposits.

Derivative Instruments and Hedging Activities — The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations. As of December 31, 2015 and 2014, the Company’s hedges qualified as highly effective and, accordingly, all of the changes in value were reflected in other comprehensive income (loss).

Fair Value of Financial Instruments — The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses approximates carrying value as of December 31, 2015 and 2014, because of the liquid nature of the assets and relatively short maturities of the obligations. See Footnote 9. “Mortgages and other Notes Receivable, net” and Footnote 10. “Indebtedness” for the Company’s estimates of the fair value of its mortgages and other notes receivable and its indebtedness as of December 31, 2015 and 2014.

Fair Value Measurements — Fair value assumptions are based on the framework established in the fair value accounting guidance under GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels of fair value inputs:

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

DECEMBER 31, 2015

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

Deferred Financing Costs — Financing costs paid in connection with obtaining long-term debt are deferred and amortized over the life of the debt using the effective interest method. As of December 31, 2015 and 2014, the accumulated amortization of loan costs was approximately $6.9 million and $30.9 million, respectively.

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

Income Taxes — The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes provided it distributes at least 100% of its REIT taxable income and capital gains and meets certain other requirements for qualifying as a REIT. Subject to compliance with applicable tax law, certain properties may be operated using an eligible third-party manager. In those cases, taxable income from those operations may be subject to federal income tax. Management believes that the Company was organized and operated in a manner that enabled the Company to continue to qualify for treatment as a REIT for federal income tax purposes for the years ended December 31, 2015, 2014 and 2013.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Segment Information — Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a property-by-property basis and by tenant and operator. The Company derives all significant revenues from a single reportable operating segment of business, lifestyle real estate regardless of the type (ski, attractions, etc.) or ownership structure (leased or managed).

Reclassifications — Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net loss or stockholders’ equity.

Adopted Accounting Pronouncements — In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU was effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occurred on or after the effective date. As a result, no changes were made for properties classified as held for sale prior to January 1, 2015. Effective January 1, 2015, the Company adopted this ASU. This ASU impacted the determination of which property disposals qualified as discontinued operations, as well as required additional disclosures about discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). In August 2015, the FASB issued ASU 2015-14, “Revenue from

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

2.	Significant Accounting Policies (continued):

Contracts with Customers: Deferral of Effective Date” which defers the original effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 can be adopted using one of two retrospective application methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The Company has determined that it will not early adopt ASU 2014-09 and is still evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements — In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company adopted this ASU effective January 1, 2016, and has determined that the adoption of this ASU will not have a significant effect on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The FASB subsequently issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies that, given the absence of authoritative guidance in ASU 2015-03 regarding presentation and subsequent measurement of loan costs related to line-of-credit arrangements, the SEC Staff would not object to an entity deferring and presenting loan costs as an asset and subsequently amortizing the loan costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this ASU effective January 1, 2016, and has determined that the adoption of this ASU will not have a significant effect on its consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires an acquirer to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The Company adopted this ASU effective January 1, 2016, and has determined that the adoption of this ASU will not have a significant effect on its consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The ASU is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of this ASU, however its adoption is expected to have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

3.	Acquisitions:

Consolidated Entities. During the year ended December 31, 2015, the Company did not acquire any properties. During the year ended December 31, 2014, the Company acquired the following properties (in thousands):

Product/Description	Location	Date of Acquisition (1)	Purchase Price
Pacifica Senior Living Victoria Court – One senior housing property	Rhode Island	1/15/2014	$15,250
Pacifica Senior Living Northridge – One senior housing property	California	6/6/2014	25,250
La Conner Retirement Inn – One senior housing property	Washington	6/2/2014	8,250
South Pointe Assisted Living – One senior housing property	Washington	6/2/2014	4,300
Pacifica Senior Living Modesto – One senior housing property	California	7/24/2014	16,250	(2)
Pacifica Senior Living Bakersfield – One senior housing property	California	7/25/2014	28,750	(2)
Pacifica Senior Living Wilmington – One senior housing property	North Carolina	7/25/2014	22,250	(2)
The Oaks at Braselton – One senior housing property	Georgia	9/22/2014	15,000
The Oaks at Post Road – One senior housing property	Georgia	9/22/2014	18,600

			$153,900

FOOTNOTES:

(1)	These properties were subject to long-term triple-net leases with an initial term of 10 years with renewal options at the time of acquisition. All of these properties were sold in 2015.
(2)	In connection with acquiring these properties the Company assumed the fair value of loans with an aggregate principal outstanding balance of approximately $25.5 million. See Note 10. “Indebtedness” for additional information.

These acquisitions were not considered material to the Company as such no pro forma information was included.

The following summarizes the allocation of the purchase price for the above properties and the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Total Purchase Price Allocation
Land and land improvements	$25,213
Buildings	120,059
Equipment	5,127
In-place lease intangibles (1)	1,723
Other intangibles	4,566
Assumed mortgages	(27,398)
Other liabilities	(900)

Total purchase price consideration	$128,390

FOOTNOTE:

(1)	The weighted-average amortization period for intangible in-place leases acquired were 10 years as of the date of acquisition.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

4.	Real Estate Investment Properties, net:

As of December 31, 2015 and 2014, real estate investment properties consisted of the following (in thousands):

	2015	2014
Land and land improvements	$369,902	$415,968
Leasehold interests and improvements	170,970	180,514
Building and building improvements	245,372	273,210
Equipment	506,935	520,060
Less: accumulated depreciation and amortization	(580,590)	(507,663)

Total	$712,589	$882,089

For the years ended December 31, 2015, 2014 and 2013, the Company had depreciation and amortization expenses of approximately $82.8 million, $98.0 million and $93.9 million, respectively, excluding properties that the Company classified as discontinued operations.

The Company evaluates its properties on an ongoing basis, including any changes to intended use of the properties, operating performance of its properties or plans to dispose of assets to determine if the carrying value is recoverable. As described above in Note 1. “Organization and Nature of Business,” management and its board of directors have been actively evaluating various strategic alternatives to provide liquidity to the Company’s stockholders. As part of this process, management reviewed the operating performance for each property, developed projected cash flows and revised its cash flow assumptions to include projected capital improvement costs to remain competitive, and to retain and enhance visitations and attendance at our ski and attractions properties. The Company evaluated these revised cash flow projections and reviewed materials provided by its global investment banking and advisory firm, including revised market assumptions and other indications of value received in connection with the Company’s strategic alternatives process from several potential buyers, to determine whether it was likely that their carrying value would be recoverable. The revised cash flows also reflected the proposed restructure of our leases with one tenant on three attractions properties. As a result of this analysis and in consideration of the potential for disposal of the properties in the near term, the Company recorded impairment provisions of approximately $123.1 million related primarily to several attractions properties to write down their book values to estimated fair values based on discounted cash flows and residual values.

During the year ended December 31, 2013, the Company recorded impairments of approximately $7.5 million related to a few of its smaller, non-core attractions properties to write down their book values to estimated sales prices from third party buyers less costs to sell. These properties were classified as held for sale during 2013, but were subsequently reclassified to held and used. The Company did not record an impairment provision related to real estate investment properties excluding assets held for sale during the year ended December 31, 2014.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

5.	Assets and Associated Liabilities Held for Sale, net and Discontinued Operations:

Assets Held for Sale, net — The Company had six and 61 properties classified as assets held for sale as of December 31, 2015 and 2014, respectively. The following table presents the net carrying value of the properties classified as held for sale (in thousands):

	2015	2014
Land and land improvements	$5,673	$213,129
Leasehold interests and improvements	27,184	52,589
Building and building improvements	6,352	599,923
Equipment, net	1,378	59,345
Deferred rent and lease incentives	—	4,832
Other assets	25	10,919
Restricted cash	1,408	14,714
Intangibles, net	—	10,503
Accounts and other receivables	699	2,687

Total	$42,719	$968,641

Associated Liabilities Held for Sale — The following table presents the liabilities associated with the assets held for sale related to the senior housing properties (in thousands):

	2015	2014
Mortgages and other notes payable	$—	$152,655
Other liabilities	—	19,090

Total	$—	$171,745

During the year ended December 31, 2015, the Company sold all 38 senior housing properties, 12 of its 17 marinas properties, four attractions properties and one ski and mountain lifestyle property. No disposition fee was payable to the Advisor on the sale of these properties. The third party buyer of the properties assumed approximately $151.5 million of outstanding principal indebtedness collateralized by the senior housing properties that were sold. In connection with these transactions, the Company received aggregate net sales proceeds of approximately $992.7 million and recorded net gains of approximately $246.8 million for financial reporting purposes. Of the net gains recorded, approximately $46.6 million related to the sale of four attractions properties and one ski and mountain lifestyle property were recorded as gain on sale of real estate from continuing operations, and $200.2 million related to the sale of the 38 senior housing properties and 12 marinas were recorded in income (loss) from discontinued operations.

The Company accounted for the revenues and expenses related to one unimproved land held for sale at December 31, 2015, and the four attractions properties and one ski and mountain lifestyle property sold in 2015, including net gains of approximately $46.6 million for the sale of real estate, as income from continuing operations because the sale of these properties did not cause a strategic shift in the Company and they did not have a major impact on the Company’s business. Therefore, they did not qualify as discontinued operations under ASU 2014-08. However, the proposed disposition of the one ski and mountain lifestyle property represented an individually significant component. The Company recorded net income (loss) from continuing operations of approximately $19.8 million (which includes approximately $13.5 million of gain on sale of real estate), $(1.2) million, and $(2.4) million for the years ended December 31, 2015, 2014 and 2013, respectively, related to the one ski and mountain lifestyle property classified as held for sale.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

5.	Assets and Associated Liabilities Held for Sale, net and Discontinued Operations, (continued):

The Company recorded approximately $1.8 million, $30.4 million and $42.5 million in impairment provisions during the years ended December 31, 2015, 2014 and 2013, respectively, related to its unimproved land classified as held for sale and one attractions property, to adjust their net carrying values to revised estimated sale prices, less closing costs. Impairment provisions related to its unimproved land and one attractions property were recorded in net income (loss) from continuing operations.

During the year ended December 31, 2014, the Company sold its golf portfolio (consisting of 48 properties) and one multi-family residential property. In connection with these transactions, the Company received aggregate net sales proceeds of approximately $384.3 million and recorded a net gain of approximately $4.1 million.

During the year ended December 31, 2014, the Company approved a plan to market and sell the Company’s marinas portfolio (consisting of 17 marinas properties) and entered into a purchase and sale agreement during the year ended December 31, 2015 for these properties. The Company determined that the carrying values of these properties were not recoverable based on expected sales proceeds, less costs to sell, and recorded approximately $7.7 million and $33.4 million in impairment provisions during the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2013, the Company determined that the carrying value of the golf portfolio and its multi-family property were not recoverable and recorded approximately $219.5 million in impairment provision.

Discontinued Operations — The Company classified the revenues and expenses related to all real estate properties sold in 2014 and 2013, the 38 senior housing properties sold in 2015, and 17 marinas properties, which were not accounted for under the equity method of accounting, as discontinued operations in the accompanying consolidated statements of operations. The following table is a summary of loss from discontinued operations for the years ended December 31, (in thousands):

	2015	2014	2013
Revenues	$65,796	$178,887	$160,604
Expenses	(49,251)	(115,773)	(111,807)
Depreciation and amortization	—	(36,709)	(55,852)
Impairment provision	(7,749)	(37,867)	(219,502)

Operating income (loss)	8,796	(11,462)	(226,557)
Net gain from sale of real estate	200,243	4,144	2,408
Loss on extinguishment of debt (1)	(2,042)	(4,818)	—
Gain on insurance and retirements	2,816	4,791	—
Other income (expense) (2)	(5,142)	(24,361)	(16,968)

Income (loss) from discontinued operations	$204,671	$(31,706)	$(241,117)

FOOTNOTES:

(1)	During the year ended December 31, 2015, the Company recorded gain (loss) on extinguishment of debt from the sale of the 38 senior housing properties. During the year ended December 31, 2014, the Company recorded loss on extinguishment of debt from the sale of its 48 golf properties and its multi-family residential property.
(2)	Amounts include amortization of loss and loss on termination of cash flow hedge of approximately $3.0 million and $1.7 million for the years ended December 31, 2014 and 2013, respectively. There was no amortization of loss and loss on termination of cash flow hedge for the year ended December 31, 2015.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

6.	Intangible Assets, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2015 and 2014 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	2015 Net Book Value
In place leases	$11,203	$(5,013)	$6,190
Trade name (infinite-lived)	10,297	—	10,297

Total	$21,500	$(5,013)	$16,487

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	2014 Net Book Value
In place leases	$11,584	$(4,399)	$7,185
Trade name (infinite-lived)	10,826	—	10,826

Total	$22,410	$(4,399)	$18,011

Amortization expense (excluding properties classified as discontinued operations) was approximately $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company wrote off approximately $0.8 million and $0.1 million of in-place lease intangibles for the years ended December 31, 2015 and 2013, respectively, which are included as part of impairment provisions and (gain) loss on lease terminations, respectively, in the accompanying consolidated statements of operations. The Company did not have any write offs of in-place lease intangibles for the year ended December 31, 2014.

The estimated future amortization expense for the Company’s finite-lived intangible assets as of December 31, 2015 is as follows (in thousands):

Total Intangible Assets
2016	$640
2017	623
2018	552
2019	552
2020	552
Thereafter	3,271

Total	$6,190

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

7.	Operating Leases:

As of December 31, 2015, the Company leased 24 properties under long-term, triple-net leases to third-parties. The following is a schedule of future minimum lease payments to be received under the non-cancellable operating leases with third-parties at December 31, 2015 (in thousands):

2016	$96,447
2017	98,721
2018	99,747
2019	100,298
2020	100,765
Thereafter	820,487

Total	$1,316,465

Under a triple-net lease, the tenant is responsible for paying percentage rent and capital improvement reserve rent. Capital improvement reserves are generally based on a percentage of gross revenue of the property and are set aside by the Company for capital improvements including replacements, from time to time, of furniture, fixtures and equipment and totaled approximately $21.9 million, $23.9 million and $21.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Percentage rent is generally based on a percentage of gross revenue after it exceeds a certain threshold. Total percentage rent recorded was approximately $3.3 million, $2.9 million and $2.5 million the years ended December 31, 2015, 2014 and 2013, respectively. In addition, substantially all of the property expenses are required to be paid directly by the tenants, including real estate taxes which the tenants pay directly to the taxing authorities. The total annualized property taxes assessed on these properties and paid directly by tenants, were approximately $6.4 million, $8.6 million and $11.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8.	Variable Interest and Unconsolidated Entities:

Consolidated VIEs — As of December 31, 2014, the Company had six wholly-owned subsidiaries which were determined to be VIEs. During 2015, the Company sold the properties held by three of these subsidiaries. As of December 31, 2015, the Company had three wholly-owned subsidiaries designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to future buy-out options held by the respective tenants and of which the tenants can exercise but have not elected to do so. The three buy-out options expire between 2030 and 2032. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.

The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

	December 31,
	2015	2014
Assets
Real estate investment properties, net	$58,832	$67,789
Assets held for sale	—	103,753
Other assets	6,752	26,376

Liabilities
Mortgages and other notes payable	19,677	30,412
Other liabilities	792	15,695

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

8.	Variable Interest and Unconsolidated Entities (continued):

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $45.1 million and $151.8 million as of December 31, 2015 and 2014, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.

Unconsolidated Entities — As of December 31, 2014, the Company held an ownership interest in the DMC Partnership of $104.4 million. The Company sold its 81.98% interest in the DMC Partnership in April 2015 and received net sales proceeds of approximately $139.5 million from its co-venture partner, which resulted in a gain of approximately $39.3 million for financial reporting purposes. No disposition fee was paid to the Advisor on the sale of the DMC Partnership. The Company accounted for its pro-rata share of the net earnings of its investment in the DMC Partnership as continuing operations because although the properties owned by the DMC Partnership were outliers compared to the other assets invested in by the Company, the sale of the Company’s interest in the DMC Partnership did not cause a strategic shift in the Company, and it was not considered to have a major impact on the Company’s business; therefore, it did not qualify as discontinued operations under ASU 2014-08.

As of December 31, 2014, the Company held an 80% ownership interest in the Intrawest Venture. During the year ended December 31, 2015, the Company contributed approximately $54.6 million to the Intrawest Venture and the Intrawest Venture repaid mortgage loans of approximately $54.6 million. In July 2015, the co-venture partner of the Intrawest Venture accepted the Company’s offer to acquire the co-venture partner’s 20% interest in the Intrawest Venture in accordance with the buy-sell provisions of the Intrawest Venture partnership agreement.

The Intrawest Venture is working with the Canada Revenue Agency to resolve matters related to its entities. The Intrawest Venture’s maximum exposure relating to these matters is approximately $1.1 million. However, the Intrawest Venture believes the more likely than not resolution will be approximately $0.3 million. As such, an accrual of $0.3 million has been reflected in the financial information of the Intrawest Venture.

The following tables present financial information for the Company’s unconsolidated entities for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Summarized operating data:

	Year Ended December 31, 2015
	DMC Partnership (1)	Intrawest Venture		Total
Revenues	$10,743	$18,778		$29,521
Property operating expenses	(173)	(11,114)		(11,287)
Depreciation and amortization	(3,038)	(4,160)		(7,198)
Interest expense	(1,555)	(1,328)		(2,883)

Net income	$5,977	$2,176		$8,153

Income (loss) allocable to other venture partners (2)	$3,477	$(1,611	)(3)	$1,866

Income (loss) allocable to the Company (2)	$2,500	$3,787		$6,287
Amortization of capitalized costs	(25)	(109)		(134)

Equity in earnings (loss) on unconsolidated entities	$2,475	$3,678		$6,153

Distribution declared to the Company	$3,698	$7,218		$10,916

Distributions received by the Company	$6,558	$6,529		$13,087

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

8.	Variable Interest and Unconsolidated Entities (continued):

Summarized operating data:

	Year Ended December 31, 2014
	DMC Partnership	Intrawest Venture		Total
Revenues	$28,519	$19,856		$48,375
Property operating expenses	(776)	(10,744)		(11,520)
Depreciation and amortization	(9,114)	(6,005)		(15,119)
Interest expense	(8,175)	(5,408)		(13,583)
Interest and other income (expense)	(35)	132		97

Net income (loss)	$10,419	$(2,169)		$8,250

Income (loss) allocable to other venture partners (2)	$1,602	$(1,612	)(3)	$(10)

Income (loss) allocable to the Company (2)	$8,817	$(557)		$8,260
Amortization of capitalized costs	(298)	(209)		(507)

Equity in earnings (loss) on unconsolidated entities	$8,519	$(766)		$7,753

Distribution declared to the Company	$11,345	$2,277		$13,622

Distributions received by the Company	$11,345	$2,152		$13,497

Summarized operating data:

	Year Ended December 31, 2013
	DMC Partnership	Intrawest Venture		CNLSun I Venture (4)	CNLSun II Venture (4)	CNLSun III Venture (4)	Total
Revenues	$28,062	$19,416		$71,287	$19,654	$21,549	$159,968
Property operating expenses	(796)	(10,492)		(45,999)	(15,439)	(14,609)	(87,335)
Depreciation and amortization	(9,182)	—		(10,994)	(2,244)	(2,874)	(25,294)
Interest expense	(7,908)	(6,411)		(16,154)	(2,057)	(2,928)	(35,458)
Interest and other income (expense)	3	33		20	—	—	56

Total	$10,179	$2,546		$(1,840)	$(86)	$1,138	$11,937

Income (loss) allocable to other venture partners (1)	$(1,166)	$(1,611	)(3)	$(1,341)	$(8)	$1,788	$(2,338)

Income (loss) allocable to the Company (1)	$11,345	$4,157		$(499)	$(78)	$(650)	14,275
Amortization of capitalized costs	(433)	(233)		(1,305)	(431)	(172)	(2,574)

Equity in earnings (loss) on unconsolidated entities	$10,912	$3,924		$(1,804)	$(509)	$(822)	$11,701

Distribution declared to the Company	$11,345	$1,998		$7,797	$1,039	$1,660	$23,839

Distributions received by the Company	$11,337	$2,427		$11,750 (5)	$1,567 (5)	$4,965 (5)	$32,046

FOOTNOTES:

(1)	On April 29, 2015, the Company completed the sale of its interest in the DMC Partnership as described above. As such, the summarized operating data for the partnership is reported through April 29, 2015.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

8.	Variable Interest and Unconsolidated Entities (continued):

(2)	Income is allocated between the Company and its venture partners using the hypothetical liquidation book value (“HLBV”) method of accounting.
(3)	This amount represents the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.
(4)	On July 1, 2013, the Company completed the sale of its interest in 42 senior housing properties held through CNLSun I, CNLSun II and CNLSun III ventures as discussed above. As such, summarized operating data for those ventures is reported through June 30, 2013.
(5)	For the year ended December 31, 2013, distributions received by the Company includes approximately $4.0 million, $0.5 million and $0.8 million in return of capital on the CNLSun I, CNLSun II and CNLSun III ventures, respectively.

Summarized balance sheet data

As of December 31, 2015
Intrawest Venture
Real estate assets, net	$66,493
Other assets	15,495
Mortgages and other notes payable	11,100
Other liabilities	16,552
Partners’ capital	54,336
Carrying amount of investment (1)	73,434
Company’s ownership percentage (1)	80.0%

	As of December 31, 2014
	DMC Partnership (2)	Intrawest Venture	Total
Real estate assets, net	$221,986	$74,131	$296,117
Other assets	15,642	16,412	32,054
Mortgages and other notes payable	131,500	66,690	198,190
Other liabilities	6,795	18,537	25,332
Partners’ capital	99,333	5,316	104,649
Carrying amount of investment (1)	104,402	22,700	127,102
Company’s ownership percentage (1)	81.98%	80.0%

FOOTNOTES:

(1)	As of December 31, 2015 and 2014, the Company’s share of partners’ capital determined under HLBV was approximately $71.4 million and $119.6 million, respectively, and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $2.0 million and $7.5 million, respectively.
(2)	On April 29, 2015, the Company completed the sale of its interest in the DMC Partnership, as described above.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

8.	Variable Interest and Unconsolidated Entities (continued):

The Company’s maximum exposure to loss is primarily limited to the carrying amount of its investment in the Intrawest Venture. The unconsolidated entities have debt obligations totaling approximately $11.1 million and $198.2 million as of December 31, 2015 and 2014, respectively.

In 2015, the Intrawest Venture paid off two of its mortgage loans of approximately $54.6 million, which were scheduled to mature in January and June 2015.

9.	Mortgages and Other Notes Receivable, net:

As of December 31, 2015 and 2014, mortgages and other notes receivable consisted of the following (in thousands):

Borrower	Date of Loan	Maturity	Interest	Accrued	Loan Principal Balance As of December 31,
(Description of Collateral Property)	Agreement(s)	Date	Rate	Interest	2015	2014
CMR Properties, LLC and CM Resort, LLC (one ski property)	6/15/2010	(1)	9.0%-11.0%	$—	$—	$16,620
Grand Prix Tampa, LLC (one attractions property)	7/31/2011	(1)	8.5%	—	—	3,395

Total				$—	—	20,015

Accrued interest					—	864
Acquisition fees, net					—	46
Loan loss provision					—	(1,564)

Total carrying amount					$—	$19,361

FOOTNOTES:

(1)	The Company collected the mortgage receivable in 2015.

During the year ended December 31, 2015, the Company entered into agreements to receive early repayment of its two outstanding mortgage receivables at discounted amounts and as a result recorded loan loss provisions of approximately $9.3 million to reduce the mortgage receivables to realizable value. The Company collected its outstanding two mortgage and other notes receivable during 2015 and did not have any mortgages and other notes receivable outstanding as of December 31, 2015.

During the year ended December 31, 2014, the Company collected approximately $83.5 million in repayment of mortgage receivables, mostly related to loans which matured during 2014. The Company recorded loan provisions of approximately $3.3 million and $3.1 million during the years ended December 31, 2014 and 2013, respectively, to reduce the net carrying values of certain loans to net realizable value (based on future cash flows discounted at the original loan’s effective interest rate) due to financial challenges experienced by the borrowers

The estimated fair market value of the Company’s mortgages and other notes receivable was approximately $16.6 million as of December 31, 2014, based on discounted cash flows for each individual instrument based on market interest rates as of December 31, 2014. Because this methodology includes inputs that are not observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and other notes receivable is categorized as Level 3 on the three-level valuation hierarchy.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

10.	Indebtedness:

Mortgages and Other Notes Payable - As of December 31, 2015 and 2014, the Company had the following indebtedness (in thousands):

	Collateral and Approximate Carrying Value of Collateral at December 31, 2015	Interest Rate	Maturity Date	Principal Balance as of December 31,
				2015		2014
Variable rate debt:
Mortgage debt	1 ski and mountain lifestyle property,	30-day LIBOR + 3.3%(1)(2)	9/1/2019	$8,037		$8,402
	$18.3 million
Mortgage debt	1 ski and mountain lifestyle property	30-day LIBOR + 4.5%(1)(2)	(3)	—	(3)	14,550
Mortgage debt	1 attractions property,	30-day LIBOR + 3.0%(1)	11/30/2017(4)	18,156		20,781
	$44.6 million
Mortgage debt	5 senior housing properties	30-day LIBOR + 3.5%(1)	(5)	—	(5)	30,000
Mortgage debt	8 senior housing properties	30-day LIBOR + 2.5%(1)	(5)	—	(5)	105,000
Mortgage debt	4 ski and mountain lifestyle property,	30-day LIBOR + 1.5%-3.5%(1)	4/5/2017	37,847		39,077
	$145.4 million

		Total variable rate debt		$64,040		$217,810
Fixed rate debt:
Mortgage debt	8 senior housing properties	4.35% - 4.5%	(5)	$—	(5)	$57,711
Mortgage debt	1 attractions lifestyle property,	6.8%	9/28/2016	18,552		18,939
	$29.0 million
Mortgage debt	6 ski and mountain lifestyle properties,	6.1%	4/5/2017	90,799		95,908
	$194.3 million
Mortgage debt	3 marina properties,	6.3% - 6.5%	9/1/2016-	10,696		11,358
	$23.1 million		12/1/2016
Mortgage debt	3 senior housing properties	4.40%	(5)	—	(5)	16,368
Mortgage debt	1 attraction property	6.0%	(3)	—	(3)	42,859
Mortgage debt	4 senior housing properties	3.79%	(5)	—	(5)	46,165
Mortgage debt	1 attractions property	6.1% - 6.4%	(3)	—	(3)	7,395

Mortgage debt	3 senior housing properties	4.75% - 6.9%	(5)	—	(5)	32,411
Other debt	—	(6)	12/1/2020	1,705		1,989
Senior notes	(7)	7.3%	(7)	—	(7)	318,250

		Total fixed rate debt		$121,752		$649,353

		Total debt		$185,792		$867,163
		Premium (discount)		$(53)		$187

		Total		$185,739		$867,350

FOOTNOTES:

(1)	The 30-day LIBOR rate was approximately 0.43% and 0.17% as of December 31, 2015 and 2014, respectively.
(2)	The Company entered into interest rate swaps for these variable rate debts. See Note 11. “Derivative instruments and Hedging Activities” for additional information.
(3)	The Company repaid the debt in 2015.
(4)	This loan was amended in November 2015 to extend the maturity date to November 30, 2017. All other terms remained the same.
(5)	The Company sold the properties in 2015. A portion of the outstanding debt was repaid using proceeds from the sale of the properties, while the remaining debt was assumed by the third-party buyer of the properties.
(6)	The $1.7 million loan is non-interest bearing.
(7)	The Company issued $400.0 million senior notes which were guaranteed by certain of its properties. The senior notes were paid in full in June 2015.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

10.	Indebtedness (continued):

Senior Unsecured Notes — In June 2015, the Company repaid all of its senior unsecured notes with an outstanding principal balance of $318.3 million at a premium of 103.625%. In connection with this repayment, the Company recorded a loss on extinguishment of debt of approximately $18.8 million.

Line of Credit — As of December 31, 2014, the Company had a revolving line of credit with a total borrowing capacity of $160.0 million, of which approximately $152.5 million was drawn as of December 31, 2014. The Company repaid $152.5 million of principal on the revolving line of credit during 2015. In June 2015, the Company extended the maturity date of its revolving line of credit to August 31, 2016, with an additional one year extension option, and reduced the borrowing capacity to $100 million. This revolving line of credit facility bears interest at (a) between LIBOR plus 3.0% and LIBOR plus 3.75% or (b) between a base rate (the greater of the prime rate and the federal funds rate) plus 2.0% and a base rate plus 2.75% (both LIBOR and base rate pricing are contingent upon certain leverage ratios). As of December 31, 2015, the Company’s revolving line of credit did not have an outstanding principal balance and was collateralized by certain of the Company’s properties. The facility contains customary affirmative financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, debt to total asset ratio and limitations on distributions. As of December 31, 2015, the Company was in compliance with the aforementioned financial covenants and ratios.

The following is a schedule of future principal payments and maturities for all indebtedness (in thousands):

2016	$38,921
2017	137,929
2018	438
2019	6,799
2020	1,705
Thereafter	—

$185,792

The estimated fair values of mortgages and other notes payable and the line of credit were approximately $185.4 million and $707.3 million as of December 31, 2015 and 2014, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of the Company’s senior notes was approximately $325.4 million as of December 31, 2014, based on prices traded for similar or identical instruments in active or inactive markets and was categorized as level 2 on the three-level valuation hierarchy.

Capital Lease Obligations — As of December 31, 2015 and 2014, the Company had capital lease obligations of approximately $4.0 million and $5.0 million, respectively, which were recorded in Other liabilities in the accompanying consolidated balance sheets.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

11.	Derivative Instruments and Hedging Activities (continued):

During the year ended December 31, 2015, one of the loans was paid in full and the corresponding interest rate swap with a notional amount of approximately $14.2 million was terminated. As a result, the ineffective portion of the change in fair value resulting from the termination of hedges included in the accompanying consolidated balance sheets were reclassified to interest expense and loan cost amortization in the accompanying consolidated statements of operations in income (loss) from continuing operations for the year ended December 31, 2015. As of December 31, 2015, the Company had one interest rate swap that was designated as a cash flow hedge of interest payments from its inception. The fair value of the Company’s derivative financial instruments is included in other liabilities in the accompanying consolidated balance sheets as of December 31, 2015 and 2014.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments (in thousands):

					Fair Value Liability
Notional Amount	Strike (1)	Credit Spread (1)	Trade Date	Maturity Date	December 31,
					2015	2014
$8,037	3.6%	3.3%	9/28/09	9/1/19	$(618)	$(719)
$14,175	2.2%	4.5%	1/13/11	12/31/15	$—	$(283)

FOOTNOTE:

(1)	The strike rate does not include the credit spread on each of the notional amounts.

The following table summarizes the gross and net amounts of the Company’s derivative financial instruments (in thousands):

	As of December 31, 2015
Notional Amount of	Gross Amounts of	Gross Amounts	Net Amounts of Liabilities	Gross Amounts Not Offset in the Balance Sheets
Cash Flow Hedges	Recognized Liabilities	Offset in the Balance Sheets	Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$8,037	$(618)	$—	$(618)	$(618)	$—	$(618)

	As of December 31, 2014
Notional Amount of	Gross Amounts of	Gross Amounts	Net Amounts of Liabilities	Gross Amounts Not Offset in the Balance Sheets
Cash Flow Hedges	Recognized Liabilities	Offset in the Balance Sheets	Presented in the Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
$8,402	$(719)	$—	$(719)	$(719)	$—	$(719)
$14,550	$(283)	—	(283)	(283)	$—	(283)

As of December 31, 2015, the Company’s remaining hedge qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

12.	Fair Value Measurements:

The Company had 14 real estate investment properties that were carried at fair value as of December 31, 2015, as a result of writing down the book values of these properties to their estimated fair values based on estimated discounted cash flows and residual values during 2015. Additionally, the Company had six and 19 investment properties that were classified as assets held for sale and carried at fair value as of December 31, 2015 and 2014, respectively. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, appraisal information from an independent appraisal firm affiliated with the independent investment banking firm engaged as our valuation advisor, comparable sales transactions and other information from brokers and potential buyers, as applicable.

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

The following tables show the Company’s financial assets and liabilities carried at fair value as of December 31, 2015 and 2014, as follows (in thousands):

	Fair Value Measurement as of December 31, 2015	Level 1	Level 2	Level 3
Assets:
Real estate investment properties, net	$184,061	$—	$—	$184,061
Assets held for sale, net	40,588	—	—	40,588

	$224,649	$—	$—	$224,649

Liabilities:
Derivative instruments	$618	$—	$618	$—

	Fair Value Measurement as of December 31, 2014	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$122,126	$—	$—	$122,126

Liabilities:
Derivative instruments	$1,002	$—	$1,002	$—

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

13.	Income Taxes:

As of December 31, 2015 and 2014, the Company recorded net current and long-term deferred tax assets related to depreciation differences, deferred income, and net operating losses at its TRS subsidiaries and properties under foreclosure elections as a result of certain tenant defaults and lease terminations. Because there are no historical earnings and no certainty that such deferred tax assets will be available to offset future tax liabilities, the Company has established a full valuation allowance as of December 31, 2015 and 2014. The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Net operating losses	$107,655	$107,494
Book/tax differences in deferred income	5,302	4,175
Book/tax differences in acquired assets	(36,732)	(53,428)

Total deferred tax asset	76,225	58,241
Valuation allowance	(76,225)	(58,241)

	$—	$—

The Company’s TRS subsidiaries had net operating loss carry-forwards for federal and state purposes of approximately $269.0 million and $262.2 million as of December 31, 2015 and 2014, respectively, to offset future taxable income. The estimated net operating loss carry-forwards will expire between 2025 and 2035.

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

DECEMBER 31, 2015

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

For the years ended December 31, 2015, 2014 and 2013, the Advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Acquisition fees:
Acquisition fees from offering proceeds (1)	$—	$319	$1,286
Acquisition fees from debt proceeds (2)	—	1,521	3,273

Total	—	1,840	4,559

Asset management fees (3)	19,726	29,863	34,683

Reimbursable expenses: (4)
Acquisition costs (5)	—	248	299
Operating expenses (6)	5,451	6,680	7,092

Total	5,451	6,928	7,391

Total fees earned and reimbursable expenses	$25,177	$38,631	$46,633

FOOTNOTES:

(1)	Prior to April 1, 2014, acquisition fees were paid for services in connection with the selection, purchase, development or construction of real property. The fees were generally equal to 3.0% of gross offering proceeds from the sale of the Company’s common stock including proceeds from shares sold under its distribution reinvestment plan (“DRP”). Effective April 1, 2014, the Advisor eliminated this fee. These amounts are recorded as acquisition fees and costs in the accompanying consolidated statements of operations.
(2)	Prior to April 1, 2014, acquisition fees from debt proceeds were paid for services in connection with the incurrence of indebtedness, including the Company’s pro-rata share of joint venture indebtedness. The fees were generally equal to 3.0% of loan proceeds. Effective April 1, 2014, the Advisor eliminated this fee. These amounts are recorded as loan costs and are included as part of other assets in the accompanying consolidated balance sheets.
(3)	Amounts recorded as asset management fees to Advisor include fees of $4.1 million, $11.2 million and $11.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to properties that are classified as assets held for sale that are included as discontinued operations in the accompanying consolidated statements of operations. Effective April 1, 2014, the asset management fees to Advisor were reduced as described above.
(4)	The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense years ended December 31, 2015, 2014 and 2013, operating expenses did not exceed the Expense Cap. Amounts representing acquisition costs are recorded as part of acquisition fees and costs in the accompanying consolidated statements of operations. Amounts representing operating expenses are recorded as part of general and administrative expenses in the accompanying consolidated statements of operations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

14.	Related Party Arrangements (continued):

(5)	Includes approximately $0.04 million, and $0.1 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the years ended December 31, 2014 and 2013, respectively. The reimbursable expenses include components of salaries, benefits and other overhead charges. There were no such expenses recorded in acquisition costs during the year ended December 31, 2015.
(6)	Includes approximately $0.4 million, $0.4 million and $0.6 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the years ended December 31, 2015, 2014 and 2013, respectively. The reimbursable expenses include components of salaries, benefits and other overhead charges.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	As of December 31,
	2015	2014
Due to the Advisor and its affiliates:
Operating expenses	$420	$476
Acquisition fees and expenses	—	13

Total	$420	$489

The Company also maintains accounts at a bank in which the Company’s chairman and vice-chairman previously served as directors. The Company had deposits at that bank of approximately $15.2 million as of December 31, 2014. The Company did not have any deposits at that bank as of December 31, 2015.

15.	Stockholders’ Equity:

Distribution Reinvestment Plan — In 2011 the Company completed its final offering and filed a registration statement on Form S-3 under the Security Exchange Act of 1933, as amended, to register the sale shares of common stock under its DRP. In May 2014, the Company filed a registration statement on Form S-3 with the SEC for the purpose of registering additional shares of its common stock to be offered for sale pursuant to the DRP. On September 4, 2014, the Company’s Board of Directors approved the suspension of its DRP, effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares in the Company. For the years ended December 31, 2014 and 2013, the Company received aggregate proceeds of approximately $27.2 million and $54.9 million, respectively, (representing 4.0 million and 7.9 million shares, respectively,) through its DRP. The Company did not receive any proceeds through its DRP for the year ended December 31, 2015.

Distributions — In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90.0% of its REIT taxable income. The Company intends to make regular distributions, and the Board of Directors currently intends to declare and pay distributions on a quarterly basis. For the years ended December 31, 2015, 2014 and 2013, the Company declared and paid distributions of approximately $487.8 million ($1.5000 per share), $137.9 million ($0.4252 per share) and $135.5 million ($0.4252 per share), respectively. Distributions for the year ended December 31, 2015, included a special cash distribution of $1.30 per share, totaling approximately $422.7 million which was paid in cash and was funded from the proceeds of assets sales, including the sale of 38 senior housing properties, 12 marinas properties, four attractions properties and one ski and mountain lifestyle property.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

15.	Stockholders’ Equity (continued):

The tax composition of distributions declared for years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,
Distribution Type	2015	2014	2013
Taxable as ordinary income	28.0%	0.0%	0.0%
Taxable as capital gain	18.3%	0.0%	29.3%
Return of capital	53.7%	100.0%	70.7%

No amounts distributed to stockholders for the years ended December 31, 2015, 2014 and 2013 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.

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

In September 2014, the Company’s Board approved the suspension of the Company’s redemption plan effective as of September 26, 2014. Pursuant to the redemption plan, all redemption requests received in good order by September 26, 2014, were processed and those deemed priority requests and all approved qualified hardship requests were redeemed as of September 30, 2014, subject to the limitations of the redemption plan. All other redemption requests received by September 26, 2014, were placed in the redemption queue. However, the Company did not accept or otherwise process any additional redemption requests after September 26, 2014.

The following details the Company’s redemptions for the year ended December 31, 2014 (in thousands except per share data).

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

DECEMBER 31, 2015

16.	Concentrations of Risk:

The Company’s real estate investment portfolio is geographically diversified with properties in 19 states and Canada. The Company owns ski and mountain lifestyle properties in nine states and Canada with a majority of those properties located in the northeast, California and Canada. The Company’s attractions properties are located in 11 states with a majority located in the Southern and Western United States.

During the year ended December 31, 2015, we had one tenant who generated revenues greater than 10% of total revenues from continuing operations. This tenant operates seven of our ski and mountain lifestyle properties and represented approximately $39.9 million of our consolidated revenues from continuing operations.

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

The following is a schedule of future obligations under ground leases and land permits (in thousands):

2016	$12,733
2017	12,733
2018	12,718
2019	12,626
2020	12,626
Thereafter	171,651

Total	$235,087

From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

18.	Selected Quarterly Financial Data (Unaudited):

	First	Second	Third	Fourth	Full Year
2015 Quarters
Total revenues	$71,992	$85,659	$127,600	$52,414	$337,665
Operating income (loss)	(7,107)	(7,689)	36,026	(130,921)	(109,691)
Equity in earnings (loss) of unconsolidated entities	3,561	(783)	1,162	2,213	6,153
Income (loss) from continuing operations	(14,607)	(38,208)	34,295	(130,842)	(149,362)
Discontinued operations (1)	7,052	199,720	7,614	(9,715)	204,671
Gain (loss) on sale of real estate	—	27,337	(1,064)	20,321	46,594
Gain from sale of unconsolidated entities	—	39,252	—	—	39,252
Net income (loss)	(7,555)	228,101	40,845	(120,236)	141,155
Weighted average number of shares outstanding (basic and diluted)	325,183	325,183	325,183	325,183	325,183
Earnings (loss) per share of common stock (basic and diluted)	$(0.02)	$0.70	$0.13	$(0.38)	$0.43

	First	Second	Third	Fourth	Full Year
2014 Quarters
Total revenues	$72,380	$94,657	$144,551	$61,707	$373,295
Operating income (loss)	(2,185)	726	43,389	(52,308)	(10,378)
Equity in earnings (loss) of unconsolidated entities	4,299	(526)	3,176	804	7,753
Income (loss) from continuing operations	(11,882)	(15,071)	30,086	(63,571)	(60,438)
Discontinued operations (1)	(8,471)	6,566	537	(30,338)	(31,706)
Net income (loss)	(20,353)	(8,505)	30,623	(93,909)	(92,144)
Weighted average number of shares outstanding (basic and diluted)	322,639	324,197	325,707	325,214	324,451
Earnings (loss) per share of common stock (basic and diluted)	$(0.06)	$(0.03)	$0.09	$(0.29)	$(0.28)

FOOTNOTES:

(1)	The Company classified certain properties as assets held for sale and reclassified the results related to those properties to discontinued operations for all periods presented.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

19.	Supplemental Consolidating Financial Statements:

As of December 31, 2014, the Company had senior notes outstanding which were guaranteed by certain of the Company’s consolidated subsidiaries (the “Guarantor Subsidiaries”). As described in Note 10, “Indebtedness,” in June 2015, the Company repaid all of its senior unsecured notes with an outstanding principal amount of $318.3 million at a premium of 103.625%.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013)”.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of March 13, 2016 were as follows:

Name	Age	Position
James M. Seneff, Jr.	69	Director and Chairman of the Board
Thomas K. Sittema	57	Director and Vice Chairman of the Board
Adam J. Ford	43	Independent Director and Audit Committee Financial Expert
Bruce Douglas	82	Independent Director
Robert J. Woody	71	Independent Director
Stephen H. Mauldin	47	President and Chief Executive Officer (Principal Executive Officer)
Tammy J. Tipton	55	Chief Financial Officer and Treasurer (Principal Financial Officer)
Ixchell C. Duarte	49	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Holly J. Greer	44	General Counsel, Senior Vice President and Secretary

James M. Seneff, Jr., Chairman of the Board and Director. Mr. Seneff has served as the chairman of the Board and a director since the Company’s inception in 2003. He has served as a director of the Company’s current Advisor, CNL Lifestyle Advisor Corporation (December 2010 to present), and as a director of the managing member of the Company’s former advisor, CNL Lifestyle Company, LLC (2003 to December 2010). Mr. Seneff has also served as the chairman of the board of CNL Healthcare Properties, Inc., a public, non-traded REIT, since May 2011 and a director since its inception in June 2010, and as the chairman of its advisor, CNL Healthcare Corp., since its inception in June 2010. He has also served as chairman of the board of directors and a director of CNL Growth Properties, Inc., a public, non-traded REIT, since August 2009 and December 2008, respectively, and has served as a manager of its advisor, CNL Global Growth Advisors, LLC, since its inception in December 2008. Mr. Seneff also served as chairman of the board of directors and a director of Global Income Trust, Inc., a public, non-traded REIT, from April 2009 until its dissolution in December 2015 and served as manager of its advisor since March 2009.

Mr. Seneff is the sole member of CNL Holdings, LLC (“CNL Holdings”) and has served as the chairman, chief executive officer and/or president of several of CNL Holdings’ subsidiaries, including chief executive officer and president (2008 to 2013) and chairman (2013 to present) of CNL Financial Group, LLC, the Company’s sponsor, and as executive chairman (January 2011 to present), chairman (1988 to January 2011), chief executive officer (1995 to January 2011) and president (1980 to 1995) of CNL Financial Group, Inc., a diversified real estate company. Mr. Seneff serves or has served on the board of directors of the following CNL Holdings’ affiliates: CNL Hotels & Resorts, Inc., a public, non-traded REIT (1996 to April 2007), and its advisor, CNL Hospitality Corp. (1997 to June 2006 (became self-advised)); CNL Retirement Properties, Inc., a public, non-traded REIT, and its advisor, CNL Retirement Corp. (1997 to October 2006); CNL Restaurant Properties, Inc., a public, non-traded REIT, and its advisor (1994 to 2005 (became self-advised)); Trustreet Properties, Inc. (“Trustreet”), a publicly traded REIT (2005 to February 2007); National Retail Properties, Inc., a publicly traded REIT (1994 to 2005); CNL Securities Corp., a FINRA-registered broker-dealer and the managing dealer of our current offering (1979 to present); and CNL Capital Markets Corp. (1990 to present). Mr. Seneff also served as the chairman and a principal stockholder of CNLBancshares, Inc. from 1999 to 2015, which owned CNLBank until it merged into Valley National Bank in 2015. Mr. Seneff received his B.A. in business administration from Florida State University.

As a result of these professional and other experiences, Mr. Seneff possesses particular knowledge of real estate acquisitions, ownership and dispositions in a variety of public and private real estate investment vehicles, which strengthens the board’s collective knowledge, capabilities and experience. Mr. Seneff is principally responsible for overseeing the formulation of our strategic objectives.

Thomas K. Sittema. Vice Chairman of the Board and Director. Mr. Sittema has served as the vice chairman of the Board and a director since April 2012. Mr. Sittema served as the Company’s chief executive officer from September 2011 to April 2012 and has served as chief executive officer of the Advisor since September 2011. Mr. Sittema also serves as vice chairman of the board and a director of CNL Healthcare Properties, Inc., a public, non-traded REIT (April 2012 to present). He served as chief executive officer of CNL Healthcare Properties, Inc. from September 2011 to April 2012 and has served as chief executive officer of its advisor since September 2011. Mr. Sittema has served as chairman of the board of CNL Healthcare Properties II, Inc., a newly formed corporation that intends to operate as a REIT, since November 2015, and as a director since its inception on July 10, 2015. He has served as chief executive officer of its advisor, CHP II Advisors, LLC, since its inception on July 9, 2015.

Mr. Sittema has served as chief executive officer of CNL Financial Group, Inc. (January 2011 to present) and as president (August 2013 to present) and previously served as vice president (February 2010 to January 2011). He has also served as chief executive officer and president of CNL Financial Group, LLC (“CNL”), the Company’s sponsor, since August 2013 and has served as chief executive officer and a director of an affiliate of CNL, (October 2009 to present) and president (August 2013 to present). Mr. Sittema also serves as chairman of the board and a director of Corporate Capital Trust, Inc., a non-diversified, closed-end management investment company that has elected to be regulated as a business development company since October 2010. Mr. Sittema has also served as Corporate Capital Trust, Inc.’s chief executive officer since September2014. Mr. Sittema has served as a trustee and chief executive officer of Corporate Capital Trust II since August 2014. Mr. Sittema has served as chief executive officer and president of CNL Growth Properties, Inc., a public, non-traded REIT, and its advisor since September 2014, and as chief executive officer and president of Global Income Trust, Inc., a public, non-traded REIT, from September 1, 2014, until its dissolution in December 2015, and has served as chief executive officer and president of its advisor since September 1, 2014. Mr. Sittema holds various other offices with other CNL affiliates. Mr. Sittema has served in various roles with Bank of America Corporation and predecessors, including NationsBank, NCNB and affiliate successors (1982 to October 2009). Most recently, while at Bank of America Corporation Merrill Lynch, he served as managing director of real estate, gaming, and lodging investment banking. Mr. Sittema joined the real estate investment banking division of Banc of America Securities at its formation in 1994 and initially assisted in the establishment and build-out of the company’s securitization/permanent loan programs. He also assumed a corporate finance role with the responsibility for mergers and acquisitions, or M&A, advisory and equity and debt capital raising for his client base. Throughout his career, Mr. Sittema has led numerous M&A transactions, equity offerings and debt transactions including high grade and high-yield offerings, commercial paper and commercial mortgage-backed security conduit originations and loan syndications. Mr. Sittema is a member, since February 2013, of the board of directors of Crescent Holdings, LLC. Mr. Sittema has been named chair-elect for 2015 of the Investment Program Association and will become chairman of the Investment Program Association in 2016. Mr. Sittema received his B.A. in business administration from Dordt College, and an M.B.A. with a concentration in finance from Indiana University.

As a result of these professional and other experiences, Mr. Sittema possesses particular knowledge of real estate acquisitions, ownership and dispositions, which strengthens the board of directors’ collective knowledge, capabilities and experience.

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

Stephen H. Mauldin. Chief Executive Officer and President. Mr. Mauldin has served as the Company’s chief executive officer since April 2012 and has served as the Company’s president and as president of the Company’s Advisor since September 2011. He served as chief operating officer of the Company from September 2011 to April 2012, and has served as chief operating officer of the advisor since September 2011. He also has served as president of each of CNL Healthcare Properties, Inc., a public, non-traded REIT, and its advisor since September 2011, chief executive officer of CNL Healthcare Properties, Inc. (since April 2012) and chief operating officer of each of CNL Healthcare Properties, Inc. (September 2011 to April 2012) and its advisor (September 2011 to present). Mr. Mauldin has served as vice chairman of the board and a director of CNL Healthcare Properties II, Inc., a newly formed corporation that intends to operate as a REIT, since November 2015, and as chief executive officer and president since its inception on July 10, 2015. He has served as a manager, chief operating officer and president of its advisor, CHP II Advisors, LLC, since its inception on July 9, 2015.

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

Tammy J. Tipton. Chief Financial Officer and Treasurer. Ms. Tipton has served as the Company’s chief financial officer and treasurer since May 1, 2015. Ms. Tipton has served as chief financial officer of the Company’s Advisor since March 2014 and as senior vice president since May 2015. She has also served as chief financial officer and treasurer of CNL Growth Properties, Inc., a public, non-traded REIT, since September 1, 2014. She served as chief financial officer and treasurer of Global Income Trust, Inc., a public, non-traded REIT, from September 1, 2014 until its dissolution in December 2015. Ms. Tipton has served as chief financial officer, senior vice president and treasurer of CHP II Advisors, LLC, since its inception on July 9, 2015, the advisor to CNL Healthcare Properties II, Inc., a newly formed corporation that intends to operate as a REIT. She has served as senior vice president since October 2011 and group financial officer since January 2014 of CNL Financial Group where she oversees the strategic finance, accounting, reporting, budgeting, payroll and purchasing functions for CNL and its affiliates. Ms. Tipton also holds various other offices with other CNL affiliates. She previously served as senior vice president of CNL from 2002 to December 2011. Ms. Tipton has served in various other financial roles since joining CNL in 1987. These roles include regulatory reporting for more than 20 public entities and the accounting, reporting and servicing for approximately 30 public and private real estate programs. Ms. Tipton earned a B. S. in accounting from the University of Central Florida. She is also a certified public accountant.

Ixchell C. Duarte. Senior Vice President and Chief Accounting Officer. Ms. Duarte has served as the Company’s senior vice president and chief accounting officer since March 2012, and was previously a vice president from February 2012 to March 2012. She also has served as senior vice president and chief accounting officer of the Company’s Advisor since November 2013. Ms. Duarte has served as senior vice president and chief accounting officer since March 2012 of CNL Healthcare Properties, Inc., a public, non-traded REIT, and was previously a vice president from February 2012 to March 2012. She also has served as senior vice president and chief accounting officer of its advisor since November 2013. Ms. Duarte has served as chief accounting officer and senior vice president of CNL Healthcare Properties II, Inc., a newly formed corporation that intends to operate as a REIT, since January 7, 2016. She has served as chief accounting officer and senior vice president of its advisor, CHP II Advisors, LLC, since its inception on July 9, 2015. Since June 2012, Ms. Duarte has served as senior vice president and chief accounting officer of CNL Growth Properties, Inc., a public non-traded REIT, and has served as senior vice president of its advisor since November 2013. She served as senior vice president and chief accounting officer of Global Income Trust, Inc., a public non-traded REIT, from June 2012 until its dissolution in December 2015, and has served as a senior vice president of its advisor since November 2013. Ms. Duarte served as controller at GE Capital, Franchise Finance, from February 2007 through January 2012 as a result of GE Capital’s acquisition of Trustreet, a publicly traded REIT. Prior to that, Ms. Duarte served as senior vice president and chief accounting officer of Trustreet and served as senior vice president and controller of its predecessor CNL companies (2002 to February 2007). Ms. Duarte also served as senior vice president, chief financial officer, secretary and treasurer of CNL Restaurant Investments, Inc. (2000 to 2002) and as a director of accounting and then vice president and controller of CNL Fund Advisors, Inc. and other CNL affiliates (1995 to 2000). Prior to that, Ms. Duarte served as an audit senior and then as audit manager in the Orlando, Florida office of Coopers & Lybrand where she serviced several CNL entities (1990 to 1995), and as audit staff in the New York office of KPMG (1988 to 1990). Ms. Duarte is a certified public accountant. She received a B.S. in accounting from the Wharton School of the University of Pennsylvania.

Holly J. Greer. General Counsel, Senior Vice President and Secretary. Ms. Greer has served as the Company’s general counsel, senior vice president and secretary since March 2011. She has also served as senior vice president of the Company’s current Advisor, CNL Lifestyle Advisor Corporation, since November 2013 and previously served as assistant general counsel and vice president (December 2010 to April 2011) and senior vice president, legal affairs (April 2011 to November 2013). Ms. Greer served as the Company’s associate general counsel (January 2010 until March 2011) and vice president (December 2009 until March 2011). Ms. Greer joined the Company in August 2006, where she initially served as acquisition counsel for the Company’s former advisor, CNL Lifestyle Company, LLC, until April 2007. From April 2007 until November 2009, Ms. Greer served as counsel to the Company and its former advisor, overseeing real estate and general corporate legal matters. She served as assistant general counsel of its former advisor (November 2009 to January 2010) and served as associate general counsel and vice president (January 2010 until April 2011). Ms. Greer has also served as general counsel, senior vice president and secretary of CNL Healthcare Properties, Inc., a public, non-traded REIT, since March 2011. She previously served as associate general counsel and vice president (June 2010 to March 2011). Ms. Greer has also served as senior vice president of its advisor since November 2013 and previously served as associate general counsel and vice president (June 2010 until April 2011) and served as senior vice president, legal affairs (April 2011 until November 2013. Ms. Greer has served as general counsel, senior vice president and secretary of CNL Healthcare Properties II, Inc., a newly formed corporation that intends to operate as a REIT, since January 7, 2016. She has served as a manager, senior vice president and secretary of its advisor, CHP II Advisors, LLC, since its inception on July 9, 2015. Ms. Greer has served as general counsel, senior vice president and secretary of CNL Growth Properties, Inc. a public, non-traded REIT, since August 2011 and as senior vice president and secretary of its advisor since August 2011. Ms. Greer also served as general counsel, senior vice president and secretary of Global Income Trust, Inc., a public, non-traded REIT, from August 2011 until its dissolution in December 2015, and has served as senior vice president and secretary of its advisor since August 2011. Prior to joining the Company, Ms. Greer spent seven years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Greer is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. She received a B.S. in communications and political science from Florida State University and her J.D. from the University of Florida.

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

For the year ended December 31, 2015, each of Dr. Douglas and Messrs. Ford and Woody served as Independent Directors. Although the Company’s shares are not listed on the New York Stock Exchange, the Company applies the exchange’s standards of independence to its own outside directors and for the year ended December 31, 2015, each of Dr. Douglas Messrs. Ford and Woody met the definition of “independent” under Section 303A.02 of the New York Stock Exchange listing standards.

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

Board Meetings During Fiscal Year 2015

The Board met 13 times during 2015. Each member of the Board attended at least 75% of the total Board meetings. During 2015, the Audit Committee held four meetings and each member of the Audit Committee attended 100% of the total meetings. In addition, the Valuation Committee met one time in 2015, and each member of the Valuation Committee attended all of the meetings. The Special Committee met 10 times in 2015, and each member of the Special Committee attended all of the meetings, with the exception of Mr. Woody, who attended all but one meeting. Although the Company does not have a policy on director attendance at the 2015 annual meeting of stockholders (the “2015 Annual Meeting”), directors are encouraged to do so. All the directors of the Company attended the 2015 Annual Meeting.

Committees of the Board of Directors

The Company has a standing Audit Committee, the members of which are selected by the Board each year. During 2015, the Audit Committee was comprised of Dr. Bruce Douglas and Messrs. Adam J. Ford, and Robert, J. Woody, each of whom was determined to be “independent” under the listing standards of the New York Stock Exchange referenced above. The Audit Committee operates under a written charter adopted by the Board. A copy of the Audit Committee Charter is posted on the Company’s website at www.cnlifestylereit.com. The Audit Committee assists the Board by providing oversight responsibilities relating to:

•	The integrity of financial reporting;

•	The independence, qualifications and performance of the Company’s independent auditors;

•	The systems of internal controls;

•	The performance of the Company’s internal audit function;

•	Compliance with management’s audit, accounting and financial reporting policies and procedures; and

•	Company risk management.

In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors. In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work. During the year ended December 31, 2015, the Audit Committee met four times with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to filing them with the Commission. The Audit Committee has determined that Mr. Ford is an “audit committee financial expert” under the rules and regulations of the Commission for purposes of Section 407 of the Sarbanes-Oxley Act of 2002.

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

The Board of Directors:

James M. Seneff, Jr.
Thomas K. Sittema
Adam J. Ford
Dr. Bruce Douglas
Robert J. Woody

Compensation Discussion and Analysis

The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2015. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.

If the Company determines to compensate named executive officers in the future, the Board will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.

Compensation of Independent Directors

During the year ended December 31, 2015, each Independent Director received a $45,000 annual fee for services as well as $2,000 per Board meeting attended, whether they participated by telephone or in person. Each Independent Director serving on the Audit Committee, the Valuation Committee or the Special Committee received $2,000 per meeting attended, whether they participated by telephone or in person. The Audit Committee Chair received an annual retainer of $10,000 in addition to Audit Committee meeting fees and fees for meeting with the independent accountants as a representative of the Audit Committee. The Special Committee Chair received an annual retainer of $45,000 and the remaining two Independent Directors received a $35,000 annual fee for services relating to the Special Committee in addition to Special Committee meeting fees. Independent Directors are also paid $2,000 per day for their participation in certain meetings and other Company related business outside of normally scheduled Board meetings. No additional compensation was paid for attending the 2015 Annual Meeting.

The following table sets forth the compensation earned or paid to the Company’s directors during the year ended December 31, 2015 for their service on the Board, the Audit Committee, the Valuation Committee and the Special Committee (where applicable):

Name	Fees Earned or Paid in Cash	Total
James M. Seneff, Jr.	None	None
Thomas K. Sittema	None	None
Adam J. Ford	$156,000	$156,000
Bruce Douglas	$136,000	$136,000
Robert J. Woody	$132,000	$132,000

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

The following table sets forth as of March 13, 2016 the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than 5% of its common stock, by each director and nominee, by each executive officer and by all executive officers and directors as a group, based upon information furnished by such stockholders, directors and officers. Fractional shares are rounded to the nearest whole number. Except as noted below, the address of the named officers and directors is CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares
James M. Seneff, Jr. (1)	37,887	*
Adam J. Ford	—	—
Bruce Douglas	10,206	*
Robert J. Woody	—	—
Thomas K. Sittema	—	—
Stephen H. Mauldin	6,399	*
		*

Ixchell C. Duarte	—	—
Holly J. Greer	789	*

All directors and executive officers as a group (8 persons)	55,281	*

*	Represents less than 1% of the outstanding shares of the Company’s common stock.
(1)	This number represents shares attributed to Mr. Seneff as a result of (i) his control of CNL Financial Group, Inc. which owns 13,936 shares of the Company and (ii) his control of the Company’s former advisor, CNL Lifestyle Company LLC, which owns 23,951 shares of the Company.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During 2015, the Company’s Total Operating Expenses incurred represented approximately 1.7% of Average Invested Assets, as each term is defined in the Company’s Charter. During 2015, the Company’s Total Operating Expenses incurred represented approximately 33.0% of Net Income, as each term is defined in the Company’s Charter.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

PricewaterhouseCoopers, LLP serves as the Company’s principal accounting firm and audited the Company’s consolidated financial statements for the years ended December 31, 2015 and 2014.

The following table sets forth the aggregate fees billed by PricewaterhouseCoopers, LLP for 2015 and 2014 for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table (amounts in thousands).

	Year Ended December 31
	2015	2014
Audit fees	$917	$1,002
Audit-related fees	—	—
Tax fees	1,312	893
All other fees	—	—

Total fees	$2,229	$1,895

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

Audit-Related Fees – Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations. There were no professional services rendered by PricewaterhouseCoopers that would be classified as audit-related fees during the years ended December 31, 2015 and 2014.

Tax Fees – Consists of services related to corporate tax compliance, including review of corporate tax returns, review of the tax treatments for certain expenses, tax due diligence relating to acquisitions and assistance with examinations by taxing authorities.

All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2015 and 2014.

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

CNL Lifestyle Properties, Inc.

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Losses for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014, and 2013

Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2015

Schedule IV—Mortgage Loans on Real Estate at December 31, 2015 and 2014

(b)	Exhibits

2.3	Amended and Restated Partnership Interest Purchase Agreement between CNL Lifestyle Properties, Inc. and Dallas Market Center Company, Ltd. as of January 14, 2005 (Previously filed as Exhibit 2.4 to Post-Effective Amendment No. One to the Registration Statement on Form S-11 (File No. 333-108355) filed March 3, 2005, and incorporated herein by reference.)

3.1	Second Articles of Amendment and Restatement of Articles of Incorporation of CNL Lifestyle Properties, Inc. (Previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of CNL Lifestyle Properties, Inc. (Previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed on July 31, 2013, and incorporated herein by reference.)

4.1	Fourth Amended and Restated Redemption Plan (Previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2014, and incorporated herein by reference.)

4.2	Third Amended and Restated Distribution Reinvestment Plan (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014, and incorporated herein by reference.)

10.1	Amended and Restated Advisory Agreement effective April 1, 2014, between CNL Lifestyle Properties, Inc. and CNL Lifestyle Advisor Corporation (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 6, 2014, and incorporated herein by reference.)

10.2	Form of Indemnification Agreement, between CNL Lifestyle Properties, Inc. and each of James M. Seneff, Jr., Thomas K. Sittema, Bruce Douglas, Robert J. Woody, Stephen H. Mauldin, Joseph T. Johnson, Ixchell C. Duarte, Holly J. Greer and Adam J. Ford (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2012, and incorporated herein by reference.)

10.3	Amended and Restated Sub-Permit and Lease Agreement, dated as of August 10, 2009, by and between R&H US Canadian Cypress Limited in its capacity as trustee of the Cypress Jersey Trust and Cypress Bowl Recreations Limited Partnership (Previously filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.4	Amended and Restated Personal Property Lease Agreement, dated as of August 10, 2009, by and between CNL Personal Property TRS ULC and Cypress Bowl Recreations Limited Partnership (Previously filed as Exhibit 10.5 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.5	Amended and Restated Loan Agreement, dated as of March 2, 2012, by and among CLP Northstar, LLC, et al., CLP Ski II, LLC et al., CNL Lifestyle Properties, Inc. and The Prudential Insurance Company of America (Previously filed as Exhibit 10.6 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.6	Purchase and Sale Agreement, dated December 8, 2010, among US Assisted Living Facilities III, Inc., Sunrise Senior Living Investments, Inc., CNL Income Partners, LP and CC3 Acquisition, LLC (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated herein by reference.)

10.7	Amended and Restated Limited Liability Company Agreement of CNLSun Partners II, LLC dated as of August 2, 2011 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated herein by reference.)

10.8	Transfer Agreement, dated July 8, 2011, among Master Metsun Two, LP, Sunrise Senior Living Investments, Inc. and CNL Income Partners, LP and CNLSun Partners II, LLC (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 14, 2011, and incorporated herein by reference.)

10.9	Purchase and Sale Agreement, dated December 18, 2012, by and among CLP Senior Holding, LLC and Health Care REIT, Inc. (Previously filed as Exhibit 10.18 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.10	Purchase and Sale Agreement, dated December 18, 2012, by and among CLP SL II Holding, LLC and Health Care REIT, Inc. (Previously filed as Exhibit 10.19 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.11	Purchase and Sale Agreement, dated December 18, 2012, by and among CLP SL III Holding, LLC and Health Care REIT, Inc. (Previously filed as Exhibit 10.20 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.12	Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2014, by and among CNL Lifestyle Properties, Inc. and certain of its subsidiaries, as Sellers, and Senior Housing Properties Trust, as Buyer (Previously filed as Exhibit 10.12 to the Annual Report on Form 10-K filed on March 30, 2015, and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2016.

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

Signature	Title	Date

/S/ JAMES M. SENEFF, JR. James M. Seneff, Jr.	Chairman of the Board	March 28, 2016

/S/ THOMAS K. SITTEMA Thomas K. Sittema	Vice Chairman of the Board	March 28, 2016

/S/ ROBERT J. WOODY Robert J. Woody	Independent Director	March 28, 2016

/S/ BRUCE DOUGLAS Bruce Douglas	Independent Director	March 28, 2016

/S/ ADAM FORD Adam Ford	Independent Director	March 28, 2016

/S/ STEPHEN H. MAULDIN Stephen H. Mauldin	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2016

/S/ TAMMY J. TIPTON Tammy J. Tipton	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2016

/S/ IXCHELL C. DUARTE Ixchell C. Duarte	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 28, 2016

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE II—Valuation and Qualifying Accounts

Years ended December 31, 2015, 2014 and 2013 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deemed Uncollectible	Collected/ Recovered	Balance at End of Year
2013	Deferred tax asset valuation allowance	$48,458	$—	$2,241	$—	$—	$50,699
	Allowance for loan losses	1,699	3,104	—	—	—	4,803

		$50,157	$3,104	$2,241	$—	$—	$55,502

2014	Deferred tax asset valuation allowance	$50,699	$—	$7,542	$—	$—	$58,241
	Allowance for loan losses	4,803	3,270	(285)	(6,224)	—	1,564

		$55,502	$3,270	$7,257	$(6,224)	$—	$59,805

2015	Deferred tax asset valuation allowance	$58,241	$—	$17,984	$—	$—	$76,225
	Allowance for loan losses	1,564	9,319	(530)	(10,353)	—	—
	Allowance for doubtful accounts	—	8,536	3,996	—	—	12,532

		$59,805	$17,855	$21,450	$(10,353)	$—	$88,757

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2015 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)(5)							Life on which depre- ciation in latest income state- ments is computed
Property/Location(6)	En- cumber- ances	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Gatlinburg Sky Lift Gatlinburg, Tennessee		$—	$19,154	$175	$32	$—	$—	$19,186	$175	$19,361	$(4,060)	In 1953	12/22/2005	(2)
Hawaiian Falls Waterparks Garland and The Colony, Texas		$3,123	$3,663	$758	$2,111	$—	$5,024	$3,812	$819	$9,655	$(4,403)	In 2004	4/21/2006	(2)
Cypress Mountain Vancouver, British Columbia		$161	$19,001	$735	$4,713	$—	$993	$13,437	$10,180	$24,610	$(8,160)	In 1975	5/30/2006	(2)
Funtasticks Fun Center Tucson, Arizona		$3,038	$—	$1,413	$1,870	$—	$2,389	$—	$1,108	$3,497	$(1,296)	In 1993	10/6/2006	(2)
Camelot Park Bakersfield, California		$179	$—	$70	$807	$—	$178	$—	$72	$250	$(251)	In 1994	10/6/2006	(2)
Zuma Fun Center Charlotte, North Carolina		$3,646	$—	$1,072	$2,590	$—	$2,245	$—	$718	$2,963	$(1,223)	In 1991	10/6/2006	(2)
Mountasia Family Fun Center North Richland Hills, Texas		$1,152	$—	$635	$83	$—	$821	$—	$424	$1,245	$(443)	In 1994	10/6/2006	(2)
Zuma Fun Center South Houston, Texas		$1,551	$—	$558	$2,865	$—	$961	$—	$404	$1,365	$(632)	In 1990	10/6/2006	(2)
Brighton Ski Resort Brighton, Utah		$11,809	$2,123	$11,233	$3,010	$—	$12,824	$2,123	$13,228	$28,175	$(9,815)	In 1949	1/8/2007	(2)
Northstar-at-Tahoe Resort Lake Tahoe, California		$60,790	$—	$8,534	$11,441	$—	$64,931	$—	$15,834	$80,765	$(24,542)	In 1972	1/19/2007	(2)
Sierra-at-Tahoe Resort South Lake Tahoe, California		$19,875	$800	$8,574	$3,242	$—	$22,214	$800	$9,477	$32,491	$(14,373)	In 1968	1/19/2007	(2)
Loon Mountain Resort Lincoln, New Hampshire		$9,226	$346	$4,673	$7,297	$—	$15,124	$347	$6,071	$21,542	$(8,434)	In 1966	1/19/2007	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2015 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)(5)							Life on which depre- ciation in latest income state- ments is computed
Property/Location(6)	En- cumber- ances	Land & Land Improve- ments	Lease- Hold Interests And Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Summit-at-Snoqualmie Resort Snoqualmie Pass, Washington	(1)	$20,122	$792	$8,802	$4,419	$—	$22,259	$792	$11,084	$34,135	$(12,627)	In 1945	1/19/2007	(2)
White Water Bay Oklahoma City, Oklahoma		$10,720	$—	$5,461	$683	$—	$10,729	$—	$6,135	$16,864	$(4,237)	In 1981	4/6/2007	(2)
Splashtown Houston, Texas		$10,817	$—	$1,609	$8,594	$—	$15,939	$—	$5,082	$21,021	$(2,268)	In 1981	4/6/2007	(2)
Waterworld Concord, California		$1,733	$7,841	$728	$563	$—	$2,105	$7,841	$922	$10,868	$(4,819)	In 1995	4/6/2007	(2)
Darien Lake Buffalo, New York		$60,993	$—	$21,967	$3,142	$—	$48,752	$—	$14,212	$62,964	$(36,503)	In 1955	4/6/2007	(2)
Frontier City Oklahoma City, Oklahoma		$7,265	$—	$7,518	$1,962	$—	$6,592	$—	$6,601	$13,193	$(4,728)	In 1958	4/6/2007	(2)
Wild Waves & Enchanted Village Seattle, Washington		$19,200	$—	$2,837	$5,269	$—	$12,448	$—	$891	$13,339	$(12,365)	In 1977	4/6/2007	(2)
Magic Springs & Crystal Falls Hot Springs, Arkansas		$4,237	$8	$10,409	$5,139	$—	$4,238	$—	$5,303	$9,541	$(4,364)	In 1977	4/16/2007	(2)
Mountain High Resort Wrightwood, California		$14,272	$14,022	$7,571	$971	$—	$12,494	$10,268	$5,944	$28,706	$(13,143)	In 1930’s	6/29/2007	(2)
Sugarloaf Mountain Resort Carrabassett Valley, Maine		$15,408	$—	$5,658	$3,637	$—	$14,720	$2,000	$7,983	$24,703	$(7,928)	In 1962	8/7/2007	(2)
Sunday River Resort Newry, Maine		$32,698	$—	$12,256	$5,358	$—	$36,498	$—	$13,814	$50,312	$(14,097)	In 1959	8/7/2007	(2)
The Northstar Commercial Village Lake Tahoe, California		$2,354	$—	$33,932	$4,178	$—	$2,759	$—	$37,705	$40,464	$(11,889)	In 2005	11/15/2007	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2015 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at Close of Period(3)(5)							Life on which depre- ciation in latest income state- ments is computed
Property/Location(6)	En- cumber- ances	Land & Land Improve- ments	Lease- Hold Interests And Improve- ments	Buildings	Improve- ments	Carrying Costs	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Myrtle Waves Myrtle Beach, S. Carolina		$—	$—	$5,875	$419	$—	$170	$—	$2,402	$2,572	$(538)	In 1985	(4)	(2)
Mount Sunapee Newbury, New Hampshire	(1)	$—	$6,727	$5,253	$538	$—	$112	$6,909	$5,497	$12,518	$(4,101)	In 1960	12/5/2008	(2)
Okemo Mountain Ludlow, Vermont	(1)	$17,566	$25,086	$16,684	$1,297	$—	$18,265	$25,144	$17,224	$60,633	$(13,329)	In 1963	12/5/2008	(2)
Crested Butte Mt. Crested Butte, CO	(1)	$1,305	$18,843	$11,188	$2,341	$—	$1,314	$19,798	$12,565	$33,677	$(10,278)	In 1960’s	12/5/2008	(2)
Jiminy Peak Mountain Resort Hancock, Massachusetts	(1)	$7,802	$—	$8,164	$818	$—	$8,345	$—	$8,439	$16,784	$(4,132)	In 1948	1/27/2009	(2)
Hawaiian Waters Kapolei, Hawaii		$—	$13,399	$3,458	$765	$—	$391	$11,163	$3,078	$14,632	$(3,285)	In 1998	5/6/2009	(2)
Pacific Park Santa Monica, California	(1)	$—	$25,046	$1,575	$867	$—	$—	$25,252	$2,236	$27,488	$(4,489)	In 1996	12/29/2010	(2)
Stevens Pass Skykomish, King and Chelan County, WA		$62	$13,084	$5,280	$1,523	$—	$808	$14,524	$4,617	$19,949	$(3,244)	1945-2000	11/17/2011	(2)
Rapids Waterpark West Palm Beach, Florida	(1)	$11,041	$—	$9,044	$6,688	$—	$16,647	$—	$9,405	$26,052	$(2,820)	1979 and 2007	6/29/2012	(2)
Soak City Palm Springs, California		$12,516	$—	$3,259	$1	$—	$6,613	$—	$1,635	$8,248	$(1,596)	In 2001	8/12/2013	(2)
Phoenix Wet n Wild Waterpark Phoenix, Arizona		$—	$8,715	$4,748	$325	$—	$—	$7,574	$4,088	$11,662	$(1,471)	In 2009	11/26/2013	(2)

Total		$364,661	$178,650	$231,706	$99,558	$—	$369,902	$170,970	$245,372	$786,244	$(255,883)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED

As of December 31, 2015 (in thousands)

A summary of transactions in real estate and accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 are as follows:

Balance at December 31, 2012	$2,216,709
2013 Acquisitions	249,136
2013 Dispositions and assets held for sale	(181,424)
2013 Impairment provision	(142,354)

Balance at December 31, 2013	$2,142,067

2014 Acquisitions	169,417
2014 Dispositions and assets held for sale	(1,108,581)
2014 Impairment provision	(64,795)

Balance at December 31, 2014	$1,138,108

2015 Acquisitions	—
2015 Dispositions and assets held for sale	(271,464)
2015 Impairment provision	(80,400)

Balance at December 31, 2015	$786,244

Balance at December 31, 2012	$(355,891)
2013 Depreciation	(77,484)
2013 Accumulated depreciation on dispositions and assets held for sale	18,159

Balance at December 31, 2013	$(415,216)

2014 Depreciation	(64,652)
2014 Accumulated depreciation on dispositions and assets held for sale	200,327

Balance at December 31, 2014	$(279,541)

2015 Depreciation	(36,866)
2015 Accumulated depreciation on dispositions and assets held for sale	60,524

Balance at December 31, 2015	$(255,883)

FOOTNOTES:

(1)	The property is encumbered at December 31, 2015.
(2)	Buildings and improvements are depreciated over 39 years. Leasehold improvements are depreciation over their estimated useful lives.
(3)	The aggregate cost for federal income tax purposes is approximately $998.9 million.
(4)	We foreclosed on this property during the year ended December 31, 2014, as a result of default of the borrower.
(5)	Gross amounts are net of cumulative impairments recorded. Refer to Note 4. “Real Estate Investment Properties, net” in Item 8. “Financial Statements and Supplementary Data” for additional information.
(6)	Excludes properties classified as held for sale as of December 31, 2015.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2015 (in thousands)

As of December 31, 2015 and 2014, mortgages and other notes receivable consisted of the following (in thousands):

Borrower	Date of Loan	Maturity	Interest	Accrued	Loan Principal Balance As of December 31,
(Description of Collateral Property)	Agreement(s)	Date	Rate	Interest	2015	2014
CMR Properties, LLC and CM Resort, LLC (one ski property)	6/15/2010	9/30/2022	9.0%-11.0%	$—	$—	$16,620
Grand Prix Tampa, LLC (one attractions property)	7/31/2011	7/31/2016	8.5%	—	—	3,395

Total				$—	—	20,015

Accrued interest					—	864
Acquisition fees, net					—	46
Loan loss provision					—	(1,564)

Total carrying amount					$—	$19,361

During the year ended December 31, 2015, the Company entered into agreements to receive early repayment of its two outstanding mortgage receivables at discounted amounts and as a result recorded loan loss provisions of approximately $9.3 million to reduce the mortgage receivables to realizable value. The Company collected its outstanding two mortgage and other notes receivable during 2015 and did not have any mortgages and other notes receivable outstanding as of December 31, 2015.

	2015	2014
Balance at beginning of period	$19,361	$117,963
Principal reduction	(9,828)	(83,468)
Foreclosed and converted to real estate	—	(7,745)
Loan loss provision	(9,319)	(3,270)
Write off of loan loss provision	—	1,008
Accrued and deferred interest	317	(4,791)
Acquisition fees allocated, net	(1)	(51)
Other	(530)	(285)

	$—	$19,361