Form 10-Q
period 2016-03-31
CNL LIFESTYLE PROPERTIES INC
filed 2016-05-13
CIK 1261159

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of common stock outstanding as of May 11, 2016 was 325,182,969.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands except per share data)

	March 31, 2016	December 31, 2015

ASSETS

Real estate investment properties, net (including $59,421 and $58,832 related to consolidated variable interest entities, respectively)	$702,495	$711,857
Assets held for sale, net	42,266	43,451
Investments in unconsolidated entity	73,640	73,434
Cash	84,018	83,544
Deferred rent and lease incentives	42,033	43,992
Restricted cash	33,176	28,025
Other assets	18,112	16,778
Intangibles, net	16,354	16,487
Accounts and other receivables, net	8,693	11,893

Total Assets	$1,020,787	$1,029,461

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgages and other notes payable (including $19,429 and $19,677 related to non-recourse debt of consolidated variable interest entities, respectively)	$179,633	$184,341
Other liabilities	37,544	27,160
Accounts payable and accrued expenses	10,746	11,361
Due to affiliates	537	420

Total Liabilities	228,460	223,282

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 349,084 shares issued and 325,183 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	3,252	3,252
Capital in excess of par value	2,863,833	2,863,833
Accumulated deficit	(352,320)	(352,974)
Accumulated distributions	(1,715,335)	(1,699,076)
Accumulated other comprehensive loss	(7,103)	(8,856)

Total Stockholders’ Equity	792,327	806,179

Total Liabilities and Stockholders’ Equity	$1,020,787	$1,029,461

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income from operating leases	$39,400	$36,007
Property operating revenues	2,381	35,082
Interest income on mortgages and other notes receivable	—	903

Total revenues	41,781	71,992

Expenses:
Property operating expenses	9,916	37,038
Asset management fees to advisor	3,031	4,434
General and administrative	3,459	3,982
Ground lease and permit fees	3,779	3,434
Other operating expenses	2,308	619
Bad debt expense	65	2,540
Loan loss provision	—	3,940
Depreciation and amortization	16,822	23,112

Total expenses	39,380	79,099

Operating income (loss)	2,401	(7,107)

Other income (expense):
Interest and other income	444	948
Interest expense and loan cost amortization	(2,958)	(12,009)
Equity in earnings of unconsolidated entities	1,290	3,561

Total other expense	(1,224)	(7,500)

Income (loss) from continuing operations	1,177	(14,607)
(Loss) income from discontinued operations	(523)	7,052

Net income (loss)	$654	$(7,555)

Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$0.00	$(0.04)
Discontinued operations	0.00	0.02

Net loss per share	$0.00	$(0.02)

Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	325,184

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2016	2015

Net income (loss)	$654	$(7,555)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,790	(2,472)
Changes in fair value of cash flow hedges:
Unrealized (loss) gain arising during the period	(37)	24

Total other comprehensive income (loss)	1,753	(2,448)

Net comprehensive income (loss)	$2,407	$(10,003)

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016 and the Year Ended December 31, 2015

(UNAUDITED)

(in thousands except per share data)

			Capital in Excess of Par Value			Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Common Stock
	Number of Shares	Par Value		Accumulated Deficit	Accumulated Distributions

Balance at December 31, 2014	325,184	$3,252	$2,863,839	$(494,129)	$(1,211,302)	$(4,270)	$1,157,390
Net income	—	—	—	141,155	—	—	141,155
Redemption of common stock	(1)	—	(6)	—	—	—	(6)
Distributions, declared and paid ($1.5000 per share)	—	—	—	—	(487,774)	—	(487,774)
Foreign currency translation adjustment	—	—	—	—	—	(4,970)	(4,970)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	180	180
Current period adjustment to recognize changes in fair value of cash flow hedges (Note 8)	—	—	—	—	—	204	204

Balance at December 31, 2015	325,183	3,252	2,863,833	(352,974)	(1,699,076)	(8,856)	806,179

Net income	—	—	—	654	—	—	654
Distributions, declared and paid ($0.0500 per share)	—	—	—	—	(16,259)	—	(16,259)
Foreign currency translation adjustment	—	—	—	—	—	1,790	1,790
Current period adjustment to recognize changes in fair value of cash flow hedges (Note 8)	—	—	—	—	—	(37)	(37)

Balance at March 31, 2016	325,183	$3,252	$2,863,833	$(352,320)	$(1,715,335)	$(7,103)	$792,327

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2016	2015

Operating activities:
Net cash provided by operating activities	$31,215	$36,075

Investing activities:
Capital expenditures	(4,024)	(12,388)
Contribution to unconsolidated entity	—	(19,429)
Proceeds from insurance	148	955
Changes in restricted cash	(5,266)	(2,902)
Other	81	59

Net cash used in investing activities	(9,061)	(33,705)

Financing activities:
Distributions to stockholders	(16,259)	(16,259)
Principal payments on line of credit	—	(40,000)
Principal payments on mortgage loans and senior notes	(5,002)	(6,464)
Principal payments on capital leases	(487)	(541)
Payments of entrance fee refunds	—	(274)

Net cash used in financing activities	(21,748)	(63,538)

Effect of exchange rate fluctuations on cash	68	38

Net increase (decrease) in cash	474	(61,130)

Cash at beginning of period	83,544	136,985

Cash at end of period	$84,018	$75,855

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

1.	Organization and Nature of Business:

CNL Lifestyle Properties, Inc. (the “Company”), was organized in Maryland on August 11, 2003. The Company operates and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax. The Company generally invests in lifestyle properties in the United States that are primarily leased on a long-term (generally five to 20-years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considers to be industry leading. In the event of certain tenant defaults, the Company has engaged third-party managers to operate properties on its behalf until they are re-leased. The Company has engaged CNL Lifestyle Advisor Corporation (the “Advisor”) as its advisor to provide management, acquisition, disposition, advisory and administrative services.

As of March 31, 2016, the Company owned 49 lifestyle properties directly and indirectly within the following asset classes: ski and mountain lifestyle, attractions, marinas and other lifestyle properties. Seven of these properties were held for sale and seven of these 49 properties were owned through an unconsolidated joint venture, and three are located in Canada.

In March 2014, the Company engaged Jefferies LLC (“Jefferies”), a leading global investment banking and advisory firm, to assist the Company’s management and its board of directors in actively evaluating various strategic alternatives to provide liquidity to the Company’s shareholders. In connection with this process, during 2014 and 2015, the Company sold 104 properties and an interest in one unconsolidated joint venture, which included its entire golf portfolio (consisting of 48 properties), its multi-family development property, its 81.98% interest in the DMC Partnership to its co-venture partner, its senior housing portfolio (consisting of 38 properties), 12 of its 17 marinas properties, four attractions properties and one ski and mountain lifestyle property. The Company used the net sales proceeds from the sale of these properties to repay indebtedness during 2014 and 2015 and also provided stockholders with partial liquidity when it made a special distribution to stockholders during December 2015. As of March 31, 2016, the Company had purchase and sale agreements for the sale of its remaining five marina properties and its unimproved land, as well as a letter of intent to sell one attraction property. See Note 12. “Subsequent Events” for additional information.

2.	Significant Accounting Policies:

Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016. Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

THREE MONTHS ENDED MARCH 31, 2016

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

Reclassifications — Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to current year presentation with no effect on previously reported net loss or equity. See Note 4. “Assets Held for Sale, net and Discontinued Operations” for additional information.

Adopted Accounting Pronouncements — In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company adopted this ASU effective January 1, 2016. The adoption of this ASU did not result in any changes to conclusions about whether the Company’s three wholly-owned entities with purchase options were VIEs or whether the Company was the primary beneficiary of these entities. Additionally, it did not result in any changes to conclusions in relation to its investment in its unconsolidated joint venture.

During 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” and also issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The Company adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016; the adoption of which impacted the Company’s presentation of loan costs related to its borrowings and line of credit arrangement on its consolidated financial position but did not have a material impact on the Company’s consolidated results of operations or cash flows. As permitted by ASU 2015-03, the Company has retrospectively adjusted the presentation of loan costs related to its mortgage and notes payables and presented these loan costs as a direct deduction from the carrying amount of the debt payable for all periods presented. As permitted by ASU 2015-15, the Company did not change the presentation of loan costs related to its line of credit arrangement and continued to present these loan costs as Other Assets on the statement of financial position. The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s condensed consolidated balance sheet as of December 31, 2015 (in thousands):

	As Filed December 31,		Adjusted December 31,
	2015	Adjustments	2015
Other assets	$18,176	$(1,398)	$16,778
Mortgages and other notes payable	$185,739	$(1,398)	$184,341

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date” which defers the original effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 can be adopted using one of two retrospective application methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The Company has determined that it will not early adopt ASU 2014-09 and is still evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position, results of operations or cash flows.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

2.	Significant Accounting Policies (Continued):

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

3.	Real Estate Investment Properties, net:

As of March 31, 2016 and December 31, 2015, real estate investment properties consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land and land improvements	$371,697	$368,941
Leasehold interests and improvements	171,539	170,970
Buildings	246,145	244,968
Equipment	510,423	506,935
Less: accumulated depreciation and amortization	(597,309)	(579,957)

	$702,495	$711,857

For the three months ended March 31, 2016 and 2015, the Company had depreciation and amortization expenses of approximately $16.6 million and $22.9 million, respectively.

4.	Assets Held for Sale, net and Discontinued Operations:

Assets Held for Sale, net — The Company had classified seven properties as assets held for sale for all periods presented. The following table presents the net carrying value of the properties classified as held for sale (in thousands):

	March 31, 2016	December 31, 2015
Land and land improvements, net	$5,629	$6,248
Leasehold interests and improvements, net	26,184	27,184
Building and building improvements, net	6,478	6,509
Equipment, net	2,144	1,378
Other assets	27	25
Restricted cash	1,524	1,408
Accounts and other receivables, net	280	699

Total	$42,266	$43,451

The Company accounted for the revenues and expenses related to one attractions property and one undeveloped land classified as held for sale at March 31, 2016, and the four attractions properties and one ski and mountain lifestyle property sold in 2015 as income from continuing operations because the sale of these properties did not cause a strategic shift in the Company nor are the sales considered to have a major impact on the Company’s business. Accordingly, they do not qualify as discontinued operations under ASU 2014-08.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

4.	Assets Held for Sale, net and Discontinued Operations (continued):

Discontinued Operations — The Company classified the revenues and expenses related to the 38 senior housing and 17 marina properties, which were not accounted for under the equity method of accounting, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented.

The following table is a summary of income from discontinued operations for the three months ended March 31, 2016 and 2015 (in thousands):

	March 31,
	2016	2015
Revenues	$3,000	$30,281
Expenses	(2,409)	(19,821)

Operating income	591	10,460
Loss on retirement	(1,000)	—
Other expense	(114)	(3,408)

(Loss) income from discontinued operations	$(523)	$7,052

5.	Intangibles, net:

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	March 31, 2016 Net Book Value

In place leases	$11,502	$(5,445)	$6,057
Trade name (infinite-lived)	10,297	—	10,297

Total	$21,799	$(5,445)	$16,354

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	December 31, 2015 Net Book Value

In place leases	$11,203	$(5,013)	$6,190
Trade name (infinite-lived)	10,297	—	10,297

Total	$21,500	$(5,013)	$16,487

For each of the three months ended March 31, 2016 and 2015, the Company had amortization expense of approximately $0.2 million, excluding properties that the Company classified as discontinued operations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

6.	Unconsolidated Entities:

As of December 31, 2015, the Company held an 80% ownership interest in the Intrawest Venture. In July 2015, the co-venture partner of the Intrawest Venture accepted the Company’s offer to acquire the co-venture partner’s 20% interest in the Intrawest Venture in accordance with the buy-sell provisions of the Intrawest Venture partnership agreement. On April 1, 2016, the Company acquired the remaining 20% interest in the Intrawest Venture from its joint venture partner. See Note 12. “Subsequent Events” for additional information.

The following tables present financial information for the Company’s unconsolidated entities for the three months ended March 31, 2016 and 2015 (in thousands):

Summarized operating data:

	Three Months Ended March 31, 2016
	Intrawest Venture (4)

Revenues	$4,743
Property operating expenses	(2,683)
Depreciation and amortization	(784)
Interest expense and other income (expense)	(379)

Net income	$897

Loss allocable to other venture partners (1)	$(410	) (2)

Income allocable to the Company (1)	$1,307
Amortization of capitalized costs	(17)

Equity in earnings of unconsolidated entities	$1,290

Distribution declared to the Company	$1,423

Distributions received by the Company	$1,074

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

6.	Unconsolidated Entities (Continued):

	Three Months Ended March 31, 2015
	DMC Partnership(3)	Intrawest Venture		Total

Revenues	$8,453	$4,842		$13,295
Property operating expenses	(155)	(2,626)		(2,781)
Depreciation and amortization	(2,284)	(689)		(2,973)
Interest expense and other income (expense)	(1,328)	(1,085)		(2,413)

Net income	$4,686	$442		$5,128

Income (loss) allocable to other venture partners (1)	$1,901	$(397	) (2)	$1,504

Income allocable to the Company (1)	$2,785	$839		$3,624
Amortization of capitalized costs	(18)	(45)		(63)

Equity in earnings of unconsolidated entities	$2,767	$794		$3,561

Distribution declared to the Company	$2,797	$3,479		$6,276

Distributions received by the Company	$2,860	$2,710		$5,570

FOOTNOTES:

(1)	Income (loss) is allocated between the Company and its venture partner using the hypothetical liquidation book value (“HLBV”) method of accounting.
(2)	This amount includes the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.
(3)	The Company sold its 81.98% interest in the DMC Partnership in April 2015.
(4)	The Company acquired the remaining 20% interest from its joint venture partner in April 2016.

7.	Indebtedness:

Line of Credit — As of March 31, 2016, the Company’s revolving line of credit, which had available capacity of $100 million, did not have an outstanding principal balance and was collateralized by certain of the Company’s properties. The revolving line of credit facility contains customary affirmative financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, a minimum tangible net worth and limitations on distributions. As of March 31, 2016, the Company was in compliance with the aforementioned financial covenants and ratios.

The estimated fair market value and carrying value of the Company’s mortgages and other notes payable were approximately $180.4 million and $180.8 million, respectively, as of March 31, 2016. The estimated fair market value of the Company’s debt was determined based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2016 because of the relatively short maturities of the obligations.

8.	Fair Value Measurements:

As of March 31, 2016 and December 31, 2015, the Company’s one hedge qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

8.	Fair Value Measurements (Continued):

The Company’s derivative instrument is valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks) and is classified as Level 2 in the fair value hierarchy. The valuation of the derivative instrument also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation, and therefore the Company considers its derivative instrument to be classified as Level 2. The fair value of the derivative instrument is included in other liabilities in the accompanying unaudited condensed consolidated balance sheets.

The Company had 13 real estate investment properties and seven properties that were classified as assets held for sale that were carried at fair value at December 31, 2015. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, appraisal information from an independent appraisal firm affiliated with the independent investment banking firm engaged as our valuation advisor, comparable sales transactions and other information from brokers and potential buyers, as applicable.

The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of March 31, 2016 and December 31, 2015, as follows (in thousands):

	Fair Value Measurement as of March 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Derivative instrument	$656	$—	$656	$—

	Fair Value Measurement as of December 31, 2015	Level 1	Level 2	Level 3
Assets:
Real estate investment properties, net	$183,329	$—	$—	$183,329
Assets held for sale, net	41,320	—	—	41,320

	$224,649	$—	$—	$224,649

Liabilities:
Derivative instrument	$618	$—	$618	$—

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

9.	Related Party Arrangements:

For the three months ended March 31, 2016 and 2015, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Asset management fees (1)	$3,190	$6,242

Reimbursable expenses: (2)
Operating expenses	1,356	1,406

Total fees earned and reimbursable expenses	$4,546	$7,648

FOOTNOTES:

(1)	Amounts recorded as asset management fees to Advisor include fees related to properties that are classified as assets held for sale that are included as discontinued operations in the accompanying unaudited condensed consolidated statements of operations.
(2)	Amounts representing operating expenses are recorded as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Amounts due to affiliates for operating expenses described above were approximately $0.5 million and $0.4 million as of March 31, 2016 and December 31, 2015, respectively.

10.	Stockholders’ Equity:

For each of the three months ended March 31, 2016 and 2015, the Company declared and paid distributions of approximately $16.3 million ($0.05 per share).

11.	Commitments and Contingencies:

From time to time, the Company may be a party to legal proceedings in the ordinary course of, or incidental to the normal course of, its business, including proceedings to enforce its contractual or statutory rights. While the Company cannot predict the outcome of these legal proceedings with certainty, based upon currently available information, the Company does not believe the final outcome of any pending or threatened legal proceeding will have a material adverse effect on its results of operations or financial condition.

12.	Subsequent Events:

In April and May 2016, the Company sold its remaining five marina properties. The aggregate sales price for the sale of these properties was approximately $50.7 million, which exceeded the Company’s net carrying value of the properties. No disposition fee was payable to the Advisor on the sale of the five marina properties. The Company also repaid approximately $10.5 million of outstanding indebtedness collateralized by three of the marina properties that were sold.

In April 2016, the Company acquired its co-venture partner’s 20% interest in the Intrawest Venture for a nominal amount in accordance with the buy-sell provisions of the partnership agreement. Upon acquisition of the co-venture partner’s 20% interest, the Company owns 100% of the controlling interest in the entities that own seven ski and mountain lifestyle properties. Upon acquisition of the remaining 20% interest, the Company entered into a plan to sell the properties and classified the properties as held for sale. The Company recorded the properties at their estimated fair value less costs to sell, which exceeded the Company’s investment in the entities prior to consolidation, resulting in a gain for financial reporting purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on our unaudited condensed consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.

Cautionary Note Regarding Forward-Looking Statements

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the for the three months ended March 31, 2016 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

Our principal business objectives included investing in and owning a diversified portfolio of real estate with a goal to preserve, protect and enhance the long-term value of those assets. We built a portfolio of properties that we considered to be well-diversified by region, asset type and operator. In March 2014, we engaged Jefferies LLC (“Jefferies”), a leading global investment banking and advisory firm, to assist management and the board of directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the listing of our common stock. See “Our Exit Strategy” below for additional information.

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

Our Exit Strategy

We began a process of evaluating strategic alternatives in an effort to provide stockholders with liquidity of their investment, either in whole or in part, including, without limitation, through (i) the commencement of an orderly sale of our assets, outside of the ordinary course of business and consistent with our objectives of qualifying as a REIT, and the distribution of the net sales proceeds thereof to the stockholders, (ii) our merger with or into another entity in a transaction which provides the stockholders with cash or securities of a publicly traded company or (iii) a listing of our shares on a national stock exchange (“Listing”). As part of this process, we will seek to maximize the total value of our portfolio in connection with our evaluation of various strategic opportunities in preparation for an exit strategy.

In connection with these objectives, in March 2014, we engaged Jefferies and formed a special committee comprised solely of our independent directors to assist management and the Board of Directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the Listing of our common stock. In connection with this process, between 2014 and 2015, we sold 104 properties, which consisted of our entire golf portfolio (consisting of 48 properties), our multi-family development property, our entire senior housing portfolio (consisting of 38 properties), 12 marina properties, four attractions properties and one ski and mountain lifestyle property, for aggregate net sales proceeds of approximately $1.377 billion. During 2015 we also sold our 81.98% interest in the DMC Partnership, an unconsolidated joint venture that owned and operated the Dallas Market Center (the “DMC Partnership”), for net sales proceeds of approximately $139.5 million to our co-venture partner. We used the net sales proceeds from the sale of these properties to repay indebtedness during 2014 and 2015. In accordance with our undertaking to provide stockholders with partial liquidity, we also used a portion of net sales proceeds received from the sale of properties during the year ended December 31, 2015 to make a special distribution to stockholders of approximately $422.7 million during December 2015.

During 2016 and through May 11, 2016, we had completed the sale of our remaining five marina properties for more than their carrying value and acquired our co-venture partner’s 20% interest in the Intrawest Venture. Additionally, we have entered into a purchase and sale agreement for the sale of our unimproved land, a letter of intent to sell one attraction property, and a plan to sell seven ski and mountain lifestyle properties that were owned through the Intrawest Venture prior to April 1, 2016.

As of May 11, 2016, we had a portfolio of 44 lifestyle properties, of which nine properties had been classified as held for sale. When aggregated by initial purchase price, the portfolio was diversified as follows: approximately 59% in ski and mountain lifestyle, 37% in attractions and 4% in additional lifestyle properties.

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

The following table illustrates property level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties. We have only included property-level operating performance for consolidated properties in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled to receive cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We monitor the credit of our tenants by reviewing their rental payment history, timeliness of rent collections, their operational performance on our properties and by monitoring news and industry reports regarding our tenants and their underlying businesses. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented. We have not included performance data on acquisitions or dispositions made from January 1, 2015 through March 31, 2016 because we did not own those properties during the entirety of all periods presented below. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes the performance of properties that are leased to third-party tenants. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

	Number of Properties	Three Months Ended March 31,
		2016		2015		Increase (Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	16	$246,502	$121,222	$199,269	$87,390	23.70%	38.71%
Attractions	20	14,873	(9,173)	13,186	(8,413)	12.79%	(9.03%)
Marinas	5	3,020	769	2,924	1,336	3.28%	(42.44%)

	41	$264,395	$112,818	$215,379	$80,313	22.76%	40.47%

FOOTNOTE:

(1)	Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the three months ended March 31, 2016, our tenants and managers reported to us an increase in property-level revenue and EBITDA of 22.76% and 40.47%, respectively, as compared to the same period in the prior year. The increase in property-level revenue was primarily attributable to our ski and mountain lifestyle properties. Results of the 2015/16 winter season through March 31, 2016 reflects varying performance between our Western and Northeastern ski resorts, with further distinction between northern and southern resorts within those larger geographic areas. In the West, our resorts in Northern California, the Pacific Northwest, and British Columbia have performed exceptionally well due to a generally strong start to the season, with numerous well-timed snowstorms bringing ample snowfall to ski areas in those regions. We anticipate one resort to set an all-time skier visit record, with at least one other to set an all-time revenue mark. In Southern California, one of our properties did not see the above-average snowfall typical of the El Niño weather pattern forecasted for this year, and was forced to close in late February despite having an improved season-to-date compared to the prior two winters. Our resorts in the Rocky Mountain region had robust performance from start to finish, and one of our properties benefitted from additional visitation by destination guests to Utah’s Wasatch Mountains. In the Northeast, warmer temperatures, considerable rain and less snow than average, constrained skier visits throughout New England, but particularly those resorts in southern Vermont, southern New Hampshire, and Massachusetts. We expect our three resorts in those regions to be off significantly in skier visits and revenues at season end, although each has diligently managed variable expenses in order to maximize EBITDA. The remaining three resorts located in northern New Hampshire and Maine fared better once colder temperatures arrived in January and snowmaking efforts commenced in earnest, drawing skier visits from other resorts in the more southerly parts of New England which were not able to provide a consistent on-snow experience. Overall, we expect season-end performance during 2015/16 across the geographically diversified ski portfolio to improve upon the results of 2014/15.

Through the first quarter of each year, most of our attractions are closed as they are generally seasonal operations that peak over the summer months. Six small amusement parks and one waterpark operate year round, and several waterparks operate for Spring Break in March. First quarter of 2016 performance at these parks has met expectations and exceeded prior year revenues by 13%. Although the attractions assets generally experience low volume revenues in the first quarter, we are encouraged by the early season momentum we have experienced to date. Revenue increases are driven by improved marketing penetration, season pass upgrades, and favorable weather. Season pass revenues are recognized throughout the season.

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

As part of our portfolio diversification strategy, we have specifically considered the varying and complimentary seasonality of our asset classes and portfolio mix. For example, the peak operating season for our ski and mountain lifestyle assets is highly complementary to the peak seasons for our attractions assets to balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with GAAP. However, seasonality may impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows. Additionally, seasonality affects the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues.

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

Tenant Workouts, Bad Debt Expense and Loan Provisions

During 2015, we restructured the leases with one tenant relating to three attractions properties and reduced 2016 rents due, including percentage rent, by approximately $1.0 million.

During 2015, one of our ski tenants with two leases on properties in the Pacific-West continued to experience financial difficulties, and was unable to pay rent due to lower operating results from the continued low levels of snow accompanied by unusually warm weather. As a result, during the three months ended March 31, 2015, we reserved their outstanding rent related receivables and recorded bad debt expense of approximately $2.5 million due to uncertainty of collectability. Snowfall levels improved in the fourth quarter of 2015, and this tenant has paid rental amounts related to the current ski season that started in the fall of 2015.

During the three months ended March 31, 2015, due to continued financial difficulties of a borrower, the Company recorded the loan at its net realizable value at March 31, 2015 and in conjunction therewith, recorded a loan loss provision of $3.9 million. Subsequently in 2015, we recorded additional loan loss provisions of $4.7 million related to this loan and we received an early repayment on this mortgage receivable at its discounted amount.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demand for funds will be for operating expenses, debt service and cash distributions to stockholders. Generally, our cash needs will be covered by cash generated from our investments including rental income and property operating income from managed properties. To the extent we dispose of assets, we plan to use the net sales proceeds to retire indebtedness, make special distributions to our stockholders, enhance existing assets or for other corporate purposes.

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

Cash Flows. Our primary sources of cash include rental income from operating leases, property operating revenues, proceeds from sales of properties, borrowings under our revolving line of credit, and through March 31, 2016, distributions from our unconsolidated entities, offset by payments made for operating expenses, including property operating expenses, asset management fees to our Advisor, debt service payments (principal and interest), and capital expenditures related to our real estate investments. The following is a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash at beginning of period	$83,544	$136,985
Cash provided from (used in):
Operating activities	31,215	36,075
Investing activities	(9,061)	(33,705)
Financing activities	(21,748)	(63,538)
Effect of foreign currency translation on cash	68	38

Cash at end of period	$84,018	$75,855

Sources of Liquidity and Capital Resources

Operating Activities. Net cash provided from operating activities decreased $4.9 million or 13.5% for the three months ended March 31, 2016 as compared to the same period in 2015. The change in operating activities for the three months ended March 31, 2016 as compared to same period in 2015 is primarily attributable to a reduction in revenues due to the sale of 55 properties after March 2015. The decreases were partially offset by an increase in rental income from operating leases and a reduction in interest expense and loan cost amortization due to repayments of debt.

Distributions from Unconsolidated Entities. We are entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there is cash available to distribute. During the three months ended March 31, 2015, we owned two joint ventures, the Intrawest Venture and DMC Partnership and we received approximately $5.6 million (of which $2.9 million related to the DMC Partnership which we sold during April 2015). During the three months ended March 31, 2016, we had one investment in the Intrawest Venture and we received distributions of approximately $1.1 million. In April 2016, we purchased our co-venture partner’s 20% interest in the Intrawest Venture. We will no longer receive distributions from unconsolidated entities other than the approximate $1.4 million of distributions recorded as receivable as of March 31, 2016.

Uses of Liquidity and Capital Resources

Indebtedness. Subject to our goal of providing liquidity to our shareholders, we may borrow money to fund ongoing enhancements to our portfolio, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities to avoid distribution volatility. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. The aggregate amount of long-term financing is not expected to exceed 50% of our total assets. As of March 31, 2016, our leverage ratio, calculated as total indebtedness over total assets, was approximately 18%.

During the three months ended March 31, 2016, we paid $5.0 million in scheduled principal payments under our mortgage loans. As of March 31, 2016, our revolving line of credit, which had an available capacity of $100 million, did not have an outstanding principal balance.

Our revolving line of credit facility contains customary affirmative financial covenants and ratios including fixed charge coverage ratio, leverage ratio, interest coverage ratio, a minimum tangible net worth and limitations on distributions except to maintain our REIT status. As of March 31, 2016, the Company was in compliance with the aforementioned financial covenants and ratios.

Capital Expenditures. During the three months ended March 31, 2016 and 2015, we funded approximately $4.0 million and $12.4 million, respectively, in capital improvements at our properties. The decrease in amounts funded for capital improvements is primarily attributable to the sale of 55 properties since March 31, 2015.

Related Party Arrangements. Our Advisor receives asset management fees of 0.075% monthly of average invested assets. Amounts incurred relating to these transactions were approximately $3.2 million and $6.2 million, including amounts recorded in discontinued operations in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2016 and 2015, respectively. Our Advisor and its affiliates were also entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our operating activities. Reimbursable expenses for each of the three months ended March 31, 2016 and 2015 were approximately $1.4 million. Of these amounts, approximately $0.5 million and $0.4 million are included in due to affiliates in the unaudited condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended March 31, 2016 and 2015, operating expenses did not exceed the Expense Cap.

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

During each of the three months ended March 31, 2016 and 2015, we paid $16.3 million in distributions. Our cash flows from operating activities covered 100% of distributions paid for each of the three months ended March 31, 2016 and 2015.

The following table presents total distributions declared including cash distributions and distributions per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Distributions Per Share	Total Distributions Declared	Net Cash Distributions	Sources of Distributions Paid in Cash
				Cash Flow From Operating Activities (1)
2016 Quarter
First	$0.0500	$16,259	$16,259	$31,215

2015 Quarter
First	$0.0500	$16,259	$16,259	$36,075

FOOTNOTES:

(1)	Cash flows from operating activities calculated in accordance with GAAP are not necessarily indicative of the amount of cash available to pay distributions. The Board also uses other measures such as FFO and MFFO in order to evaluate the level of distributions.

Our cash flows from operating activities will fluctuate due to the seasonality of certain properties. As such, we anticipate cash flows from operating activities to increase during the third quarter to reflect the peak seasonal period of our attractions properties.

RESULTS OF OPERATIONS

As of March 31, 2016 and 2015, we had invested in 49 and 105 properties, respectively, through the following investment structures:

	March 31,
	2016	2015
Wholly-owned:
Leased properties	24	42
Managed properties (1)(2)	17	54
Unimproved land	1	1
Unconsolidated joint ventures: (3)(4)
Leased properties	7	8

	49	105

FOOTNOTES:

(1)	As of March 31, 2016 and 2015, wholly-owned managed properties are as follows:

	March 31,
	2016	2015
Ski & mountain lifestyle	—	1
Attractions	12	16
Senior housing	—	20
Marinas	5	17

	17	54

(2)	Under applicable tax regulations, certain properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of March 31, 2016, all of our managed properties were temporarily managed. As of March 31, 2015, 30 properties were temporarily managed and 24 properties were indefinitely managed under management agreements.
(3)	In May 2015, we sold our 81.98% interest in the DMC Partnership, which held one property.
(4)	During 2015, our co-venture partner of our Intrawest unconsolidated joint venture accepted our offer to acquire their 20% interest for a nominal amount in accordance with the buy-sell provisions of the partnership agreement. Upon acquisition of their 20% interest in April 2016, we own a 100% controlling interest in the entities that own seven properties.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

Rental income from operating leases. Rental income for the three months ended March 31, 2016 increased by approximately $3.4 million, as compared to the same period in 2015. Additional billings permitted under our leases calculated as a percentage of ski property level operating revenues generated by our tenants increased by approximately $3.6 million during the three months ended March 31, 2016, as compared to the same period of the prior year, primarily as a result of favorable weather conditions. Our ski properties in the Pacific Northwest had all-time record low snow conditions for the 2014/2015 ski season, but saw increased revenues for the start of the 2015/2016 ski season due to snowfall returning to more normalized levels in the Pacific Northwest due to a pronounced El Nino effect. However, the same weather phenomenon caused a snow drought and record warm temperatures on the East Coast negatively impacting the start to our 2015/2016 ski season for our properties located in the East. Rental income from our attractions properties declined by approximately $0.2 million due to amending certain leases and lowering rents due under the leases, as described further above in “Liquidity and Capital Resources — Tenant Workouts, Bad Debt Expense and Loan Provisions.” The following information summarizes trends in rental income from operating leases and base rents for certain of our properties excluding properties that have been classified as assets held for sale (in thousands):

	Three Months Ended March 31,		$ Change	% Change
Properties Subject to Operating Leases	2016	2015
Ski and mountain lifestyle	$32,946	$29,321	$3,625	12.36%
Attractions	6,454	6,686	(232)	(3.47%)

Total	$39,400	$36,007	$3,393	9.42%

As of March 31, 2016 and 2015, the weighted-average lease rate for our portfolio of wholly-owned leased properties (excluding assets held for sale) was 10.0% and 10.2%, respectively. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio may fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.

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

	Three Months Ended March 31,		$ Change	% Change
Properties Operated by Third-Party Managers	2016	2015
Ski and mountain lifestyle	$—	$19,626	$(19,626)	(100.00%)
Attractions	2,381	15,456	(13,075)	(84.59%)

Total	$2,381	$35,082	$(32,701)	(93.21%)

As of March 31, 2016 and 2015, we had a total of 12 and 17 managed properties (excluding properties that we classified as discontinued operations), respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The decrease in property operating revenues is primarily due to the sale of four attraction properties and the Omni Mt. Washington Resort, our one managed ski and mountain lifestyle property, in 2015.

Interest income on mortgages and other notes receivable. For the three months ended March 31, 2015, we earned interest income of approximately $0.9 million. There was no interest income on mortgages and other notes receivable during the three months ended March 31, 2016, as all of our notes receivables were collected during 2015.

Property operating expenses. Property operating expenses decreased primarily due to the sale of four attraction properties and the Omni Mt. Washington Resort, our one managed ski and mountain lifestyle property, in 2015. The following information summarizes the expenses of our properties that are operated by third-party managers (in thousands):

	Three Months Ended March 31,		$ Change	% Change
Properties Operated by Third-Party Managers	2016	2015
Ski and mountain lifestyle	$—	$13,181	$(13,181)	(100.00%)
Attractions	9,916	23,857	(13,941)	(58.44%)

Total	$9,916	$37,038	$(27,122)	(73.23%)

Asset management fees to advisor. Monthly asset management fees equal to 0.075% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the three months ended March 31, 2016 and 2015, asset management fees to our Advisor were approximately $3.0 million and $4.4 million, respectively. The decrease in such fees is primarily attributable to a decrease in invested assets under management due to the sale of 55 properties after March 31, 2015.

General and administrative. General and administrative expenses totaled approximately $3.5 million and $4.0 million for each of the three months ended March 31, 2016 and 2015, respectively. The decrease in general and administrative expenses is primarily the result of a reduction in legal, accounting and other professional services necessary to account and report on a declining portfolio of assets due to asset sales as a result of our exit strategy, as described above in “General — Our Exit Strategy.”

Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the three months ended March 31, 2016 and 2015, ground lease and land permit fees were approximately $3.8 million and $3.4 million, respectively. The increase in ground leases and permit fees is primarily due to additional billings permitted under our leases calculated as a percentage of ski property level operating revenues generated by our tenants, partially offset by the sale of five properties in 2015 which did not qualify as discontinued operations.

Other operating expenses. Other operating expenses were approximately $2.3 million and $0.6 million for each of the three months ended March 31, 2016 and 2015, respectively. The increase is primarily attributable to an increase in repair and maintenance expenses related to our properties subject to operating leases.

Bad debt expense. Bad debt expense totaled approximately $0.1 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. As described above in “Liquidity and Capital Resources — Tenant Workouts, Bad Debt Expense and Loan Provisions”, during 2015, one of our ski tenants with two leases on properties in the Pacific-West experienced financial difficulties as a result of lower operating results from the low levels of snow accompanied by unusually warm weather. Bad debt expense decreased during the three months ended March 31, 2016 because snowfall levels improved in the fourth quarter of 2015, and this tenant has paid rental amounts related to the current ski season that started in the fall of 2015.

Loan loss provision. Loan loss provision was approximately $3.9 million for the three months ended March 31, 2015. This related to a borrower on one of our mortgage note receivables who continued to experience financial difficulties and we recorded the loan at its net realizable value at March 31, 2015. All mortgage and notes receivable were collected in full during 2015, therefore, there was no loan loss provision during the three months ended March 31, 2016.

Depreciation and amortization. Depreciation and amortization expenses were approximately $16.8 million and $23.1 million for the three months ended March 31, 2016 and 2015, respectively. Depreciation and amortization expenses decreased primarily as a result of five properties that were sold in 2015 that did not qualify as discontinued operations.

Interest and other income (expense). Interest and other income was approximately $0.4 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.

Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $3.0 million and $12.0 million for the three months ended March 31, 2016 and 2015, respectively. The decrease is primarily attributable to repayment of approximately $503.6 million of indebtedness subsequent to March 31, 2015.

Equity in earnings of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
DMC Partnership	$—	$2,767	$(2,767)	(100.00%)
Intrawest Venture	1,290	794	496	62.47%

Total	$1,290	$3,561	$(2,271)	(63.77%)

Equity in earnings of unconsolidated entities decreased by approximately $2.3 million for the three months ended March 31, 2016 as compared to the same periods in 2015 primarily as a result of the sale of our 81.98% interest in the DMC Partnership in April 2015. Equity in earnings will cease with our acquisition of our co-venture partner’s 20% interest in the Intrawest Venture effective April 1, 2016.

Discontinued operations. (Loss) income from discontinued operations was approximately ($0.5) million and $7.1 million for the three months ended March 31, 2016 and 2015, respectively. The results of operations of five marinas and 55 senior housing and marinas real estate properties classified as held for sale as of March 31, 2016 and 2015, respectively, are reflected in discontinued operations for all periods presented. The positive income was primarily attributable to lower depreciation expense because in the first quarter of 2015, we ceased the depreciation and amortization on 55 properties related to our senior housing and marinas portfolios as a result of the properties being classified as held for sale. See Note 4. “Assets Held for Sale, net and Discontinued Operations” for additional information.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those described above, risk factors, if any, identified in Part II, Item 1A of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Other

Funds from Operations and Modified Funds From Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

The following table presents a reconciliation of net income or loss to FFO and MFFO for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$654	$(7,555)
Adjustments:
(Gain) loss on retirement of property (1)
Continuing operations	(226)	—
Discontinued operations	1,000	(139)
Depreciation and amortization
Continuing operations	16,822	23,112
Net effect of FFO adjustment from unconsolidated entities (2)	766	2,082

Total funds from operations	19,016	17,500

Straight-line adjustments for leases and notes receivable (3)
Continuing operations	(2,439)	(3,024)
Amortization of above/below market intangible assets and liabilities
Continuing operations	12	(16)
Loan loss provision
Continuing operations	—	3,940
Accretion of discounts/amortization of premiums
Continuing operations	—	1
MFFO adjustments from unconsolidated entities: (2)
Straight-line adjustments for leases and notes receivable (3)
Continuing operations	105	94
Amortization of above/below market intangible assets and liabilities
Continuing operations	(8)	(1)

Modified funds from operations	$16,686	$18,494

Weighted average number of shares of common stock Outstanding (basic and diluted)	325,183	325,184

FFO per share (basic and diluted)	$0.06	$0.05

MFFO per share (basic and diluted)	$0.05	$0.06

FOOTNOTES:

(1)	(Gain) loss on retirement of property includes gain on insurance proceeds.
(2)	This amount represents our share of the FFO or MFFO adjustments allowable under the NAREIT or IPA definitions, respectively, multiplied by the percentage of income or loss recognized under the HLBV method.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

Off-Balance Sheet and Other Arrangements

As of March 31, 2016, our off-balance sheet and other arrangements were not materially different from the amounts reported for the year ended December 31, 2015. See our annual report on Form 10-K for the year ended December 31, 2015 for a summary of our off-balance sheet and other arrangements.

Commitments, Contingencies and Contractual Obligations

Contractual Obligations

As of March 31, 2016, our contractual obligations were not materially different from the amounts reported for the year ended December 31, 2015. See “Indebtedness” above for additional information. See our annual report on Form 10-K for the year ended December 31, 2015 for a summary of our contractual obligations.

Contingent Commitments

The following tables present our contingent commitments and the related payments due by period as of March 31, 2016.

	Payments Due by Period (in thousands)
	2016	2017-2018	2019-2020	Thereafter	Total
Capital improvements (1)	$4,256	$—	$—	$—	$4,256

FOOTNOTE:

(1)	We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2015 for a summary of our Significant Accounting Policies.

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

The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2016	2017	2018(4)		2019(4)		2020(4)		Thereafter	Total	Fair Value
Fixed-rate debt	$31,302	$85,653	$284		$284		$285		$—	$117,808	$118,271
Variable-rate debt (2)	3,185	52,560	437		6,799		—		—	62,981	62,132

	$34,487	$138,213	$721		$7,083		$285		$—	$180,789	$180,403

	2016	2017	2018		2019		2020		Thereafter	Total
Weighted average fixed interest rate of maturities	6.52%	6.08%		(4)		(4)		(4)	—	6.15%
Average interest rate on variable debt(3)	LIBOR + 3.44%	LIBOR+ 3.48%	LIBOR + 3.30%		LIBOR + 3.30%		—		—

FOOTNOTES:

(1)	The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of March 31, 2016. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.
(2)	As of March 31, 2016, some of our variable-rate debt in mortgages and notes payable was hedged.
(3)	The 30-day LIBOR rate was approximately 0.43% at March 31, 2016.
(4)	We have a $1.6 million loan that is non-interest bearing.

Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.06 million for the three months ended March 31, 2016. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Through March 31, 2016, we were also indirectly exposed to foreign currency risk related to our investment in unconsolidated Canadian entities. We believed our risk of foreign exchange loss was mitigated as a result of our right to receive a preferred return on our investment in our unconsolidated entity. In April 2016, we acquired the remaining 20% interest in the Intrawest Venture.

We were exposed to foreign currency exchange rate fluctuations as a result of our direct ownership of one property in Canada which was leased to a third-party tenant. As a result of acquiring the remaining 20% interest in the Intrawest Venture from our co-venture partner in April 2016, going forward, we will be exposed to foreign currency exchange rate fluctuations as a result of our direct ownership relating to three properties in Canada. The lease payments we receive under our leases are denominated in Canadian dollars. Management does not believe this to be a significant risk or that currency fluctuations would result in a significant impact to our overall results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

From time to time, the Company may be a party to legal proceedings in the ordinary course of, or incidental to the normal course of, its business, including proceedings to enforce its contractual or statutory rights. While the Company cannot predict the outcome of these legal proceedings with certainty, based upon currently available information, the Company does not believe the final outcome of any pending or threatened legal proceeding will have a material adverse effect on its results of operations or financial condition.

Item 1A.	Risk Factors

There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not Applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May, 2016.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.