Form 10-Q
period 2016-06-30
CNL LIFESTYLE PROPERTIES INC
filed 2016-08-15
CIK 1261159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51288
___________________________________________________________________________
 CNL Lifestyle Properties, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________________________________

Maryland	20-0183627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (407) 650-1000
Former name, former address and former fiscal year, if changed since last report
___________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of August 5, 2016 was 325,182,969.

1

2

 PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Real estate investment properties, net (including $58,746 and $58,832 related to consolidated variable interest entities, respectively)	$690,106	$711,857
Assets held for sale, net	106,886	43,451
Investment in unconsolidated entity	—	73,434
Cash	132,839	83,544
Deferred rent and lease incentives	44,393	43,992
Restricted cash	29,240	28,025
Other assets	20,736	16,778
Intangibles, net	16,201	16,487
Accounts and other receivables, net	11,913	11,893
Total Assets	$1,052,314	$1,029,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable (including $19,178 and $19,677 related to consolidated variable interest entities, respectively)	$167,494	$184,341
Liabilities related to assets held for sale	7,420	—
Other liabilities	42,675	27,160
Accounts payable and accrued expenses	14,934	11,361
Due to affiliates	587	420
Total Liabilities	233,110	223,282
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 349,084 shares issued and 325,183 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	3,252	3,252
Capital in excess of par value	2,863,833	2,863,833
Accumulated deficit	(309,257)	(352,974)
Accumulated distributions	(1,731,595)	(1,699,076)
Accumulated other comprehensive loss	(7,029)	(8,856)
Total Stockholders’ Equity	819,204	806,179
Total Liabilities and Stockholders’ Equity	$1,052,314	$1,029,461
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income from operating leases	$32,576	$27,044	$71,976	$63,051
Property operating revenues	30,980	58,162	33,361	93,244
Interest income on mortgages and other notes receivable	—	453	—	1,356
Total revenues	63,556	85,659	105,337	157,651
Expenses:
Property operating expenses	28,727	52,021	38,643	89,059
Asset management fees to advisor	3,035	4,094	6,066	8,528
General and administrative	4,422	4,501	7,881	8,483
Ground lease and permit fees	2,574	1,959	6,353	5,393
Other operating expenses	3,696	2,525	6,004	3,144
Bad debt expense	144	2,296	209	4,836
Loan loss provision	—	5,408	—	9,348
Depreciation and amortization	16,635	20,544	33,457	43,656
Total expenses	59,233	93,348	98,613	172,447
Operating income (loss)	4,323	(7,689)	6,724	(14,796)
Other income (expense):
Interest and other income	617	64	1,061	1,012
Interest expense and loan cost amortization	(2,777)	(8,735)	(5,735)	(20,744)
Loss on extinguishment of debt	—	(21,065)	—	(21,065)
Equity in earnings (loss) of unconsolidated entities	—	(783)	1,290	2,778
Gain on purchase of controlling interest of investment in unconsolidated entity	30,025	—	30,025	—
Total other expense	27,865	(30,519)	26,641	(38,019)
Income (loss) from continuing operations	32,188	(38,208)	33,365	(52,815)
Income from discontinued operations	9,964	199,720	9,441	206,772
Net income before gain on sale of real estate and unconsolidated entity	42,152	161,512	42,806	153,957
Gain on sale of real estate	911	27,337	911	27,337
Gain from sale of unconsolidated entity	—	39,252	—	39,252
Net income	$43,063	$228,101	$43,717	$220,546
Net income per share of common stock (basic and diluted)
Continuing operations	$0.10	$0.09	$0.10	$0.04
Discontinued operations	0.03	0.61	0.03	0.64
Net income per share	$0.13	$0.70	$0.13	$0.68
Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	325,183	325,183	325,183
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$43,063	$228,101	$43,717	$220,546
Other comprehensive income (loss):
Foreign currency translation adjustments	65	642	1,855	(1,830)
Changes in fair value of cash flow hedges:
Amortization of loss and loss on termination of cash flow hedges	—	180	—	180
Unrealized gain (loss) arising during the period	9	128	(28)	152
Total other comprehensive income (loss)	74	950	1,827	(1,498)
Net comprehensive income	$43,137	$229,051	$45,544	$219,048
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2016 and the Year Ended December 31, 2015
(UNAUDITED)
(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2014	325,184	$3,252	$2,863,839	$(494,129)	$(1,211,302)	$(4,270)	$1,157,390
Net income	—	—	—	141,155	—	—	141,155
Redemption of common stock	(1)	—	(6)	—	—	—	(6)
Distributions, declared and paid ($1.5000 per share)	—	—	—	—	(487,774)	—	(487,774)
Foreign currency translation adjustment	—	—	—	—	—	(4,970)	(4,970)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	180	180
Current period adjustment to recognize changes in fair value of cash flow hedges (Note 8)	—	—	—	—	—	204	204
Balance at December 31, 2015	325,183	3,252	2,863,833	(352,974)	(1,699,076)	(8,856)	806,179
Net income	—	—	—	43,717	—	—	43,717
Distributions, declared and paid ($0.1000 per share)	—	—	—	—	(32,519)	—	(32,519)
Foreign currency translation adjustment	—	—	—	—	—	1,855	1,855
Current period adjustment to recognize changes in fair value of cash flow hedges (Note 8)	—	—	—	—	—	(28)	(28)
Balance at June 30, 2016	325,183	$3,252	$2,863,833	$(309,257)	$(1,731,595)	$(7,029)	$819,204
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net cash provided by operating activities	$50,289	$42,149
Investing activities:
Capital expenditures	(9,241)	(27,894)
Proceeds from sale of real estate	50,416	743,110
Proceeds from sale of unconsolidated entity	—	139,501
Contribution to unconsolidated entity	(5,839)	(54,572)
Cash assumed through purchase of controlling interest of investment in unconsolidated entity	11,861	—
Proceeds from insurance	1,480	1,710
Principal payments received on mortgage loans receivable	—	28
Changes in restricted cash	1,901	10,641
Net cash provided by investing activities	50,578	812,524
Financing activities:
Redemption of common stock	—	(6)
Distributions to stockholders	(32,519)	(32,518)
Principal payments on line of credit	—	(152,500)
Principal payments on mortgage loans and senior notes	(17,482)	(526,032)
Principal payments on capital leases	(1,680)	(2,303)
Payments of entrance fee refunds	—	—
Net cash used in financing activities	(51,681)	(713,359)
Effect of exchange rate fluctuations on cash	109	4
Net increase in cash	49,295	141,318
Cash at beginning of period	83,544	136,985
Cash at end of period	$132,839	$278,303

Supplemental disclosure of non-cash investing activities:
Net increase in real estate and other working capital due to consolidation of unconsolidated entity	$18,164	$—
Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans by third party	$—	$139,181
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
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
As of June 30, 2016, the Company owned 43 lifestyle properties directly within the following asset classes: ski and mountain lifestyle and attractions. Eight of these properties were held for sale and three are located in Canada.
In March 2014, the Company engaged Jefferies LLC (“Jefferies”), a leading global investment banking and advisory firm, to assist the Company’s management and its board of directors in actively evaluating various strategic alternatives to provide liquidity to the Company’s shareholders. In connection with this process, during 2014 and 2015, the Company sold 104 properties and an interest in one unconsolidated joint venture, which included its entire golf portfolio (consisting of 48 properties), its multi-family development property, its 81.98% interest in the DMC Partnership to its co-venture partner, its senior housing portfolio (consisting of 38 properties), 12 of its 17 marinas properties, four attractions properties and one ski and mountain lifestyle property. The Company used the net sales proceeds from the sale of these properties to repay indebtedness during 2014 and 2015 and also provided stockholders with partial liquidity when it made a special distribution to stockholders during December 2015. Additionally, during the first six months of 2016, the Company (i) sold its remaining five marina properties and its unimproved land for aggregate net sales proceeds of approximately $50.4 million, (ii) acquired the remaining 20% interest in the Intrawest Venture from its co-venture partner, and (iii) as of June 30, 2016 had contracts in place to sell one attraction property and seven ski and mountain lifestyle properties.

2.	Significant Accounting Policies:
Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter and six months ended June 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016. Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
SIX MONTHS ENDED JUNE 30, 2016
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
Reclassifications — Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to current year presentation with no effect on previously reported net loss or equity. See "Adopted Accounting Pronouncements" below and Note 4. “Assets Held for Sale, net and Discontinued Operations” for additional information.
Adopted Accounting Pronouncements — In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which requires amendments to both the VIE and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company adopted this ASU effective January 1, 2016. The adoption of this ASU did not result in any changes to conclusions about whether the Company’s three wholly-owned entities with purchase options were VIEs or whether the Company was the primary beneficiary of these entities. Additionally, it did not result in any changes to conclusions in relation to its investment in the Intrawest Venture, its unconsolidated joint venture. In April 2016, the Company acquired the remaining 20% interest in the Intrawest Venture from its co-venture partner. The Company's acquisition of the 20% interest was deemed a reconsideration event and the Company determined that this now wholly-owned entity was no longer a VIE. Refer to Note 6, "Unconsolidated Entities" for additional information.
During 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” and also issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The Company adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016, which impacted the Company’s presentation of loan costs related to its borrowings and line of credit arrangement on its consolidated financial position but did not have a material impact on the Company’s consolidated results of operations or cash flows. As permitted by ASU 2015-03, the Company has retrospectively adjusted the presentation of loan costs related to its mortgage and notes payables and presented these loan costs as a direct deduction from the carrying amount of the debt payable for all periods presented. As permitted by ASU 2015-15, the Company did not change the presentation of loan costs related to its line of credit arrangement and continued to present these loan costs as Other Assets on the statement of financial position.
The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s condensed consolidated balance sheet as of December 31, 2015 (in thousands):

	As Filed December 31, 2015	Adjustments	Adjusted December 31, 2015
Other assets	$18,176	$(1,398)	$16,778
Mortgages and other notes payable	$185,739	$(1,398)	$184,341
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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

2.	Significant Accounting Policies (Continued):
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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The ASU is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of this ASU. However its adoption is expected to have a significant effect on the Company’s consolidated financial position, results of operations and cash flows.

3.	Real Estate Investment Properties, net:
As of June 30, 2016 and December 31, 2015, real estate investment properties consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land and land improvements	$369,473	$368,941
Leasehold interests and improvements	171,550	170,970
Buildings	248,269	244,968
Equipment	514,075	506,935
Less: accumulated depreciation and amortization	(613,261)	(579,957)
	$690,106	$711,857
For the quarter and six months ended June 30, 2016, the Company had depreciation and amortization expenses of approximately $16.4 million and $33.2 million, respectively, as compared to approximately $20.3 million and $43.4 million, respectively, for the quarter and six months ended June 30, 2015.

4.	Assets Held for Sale, net and Discontinued Operations:
Assets Held for Sale, net — The Company had classified eight and seven properties as assets held for sale as of June 30, 2016 and December 31, 2015, respectively. The following table presents the net carrying value of the properties classified as held for sale (in thousands):

	June 30, 2016	December 31, 2015
Land and land improvements, net	$14,805	$6,248
Leasehold interests and improvements, net	—	27,184
Building and building improvements, net	74,476	6,509
Equipment, net	—	1,378
Intangibles, net	16,875	25
Restricted cash	—	1,408
Accounts and other receivables, net	730	699
Total	$106,886	$43,451

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

4.	Assets Held for Sale, net and Discontinued Operations (Continued):
Associated Liabilities Held for Sale — As of June 30, 2016, the Company had below market lease intangibles of approximately $7.4 million associated with the assets of its seven ski and mountain lifestyle properties held for sale. There were no associated liabilities held for sale as of December 31, 2015.
As of December 31, 2015, the Company had seven properties classified as held for sale. During the six months ended June 30, 2016, the Company sold its remaining five marina properties and its unimproved land. The Company received aggregate sales proceeds net of closing costs for the sale of these properties of approximately $50.4 million, which resulted in aggregate gains of approximately $10.6 million for financial reporting purposes, of which approximately $0.9 million and $9.7 million was recorded in continuing operations and discontinued operations, respectively. No disposition fee was payable to the Advisor on the sale of the five marina properties or the unimproved land.
On April 1, 2016, as described in Note 6, "Unconsolidated Entities," the Company acquired the remaining 20% interest in the Intrawest Venture, from its co-venture partner and held a combined 100% controlling interest in the Intrawest Venture entities that owned seven ski and mountain lifestyle properties. In addition, upon acquisition the Company agreed to sell these seven properties and as of June 30, 2016, had eight properties classified as held for sale.
The Company accounted for the revenues and expenses related to seven ski and mountain lifestyle properties (effective April 2016, when they became wholly-owned) and one attractions property which were held for sale as of June 30, 2016, and one undeveloped land sold during 2016, and the four attractions properties and one ski and mountain lifestyle property sold in 2015 as income from continuing operations because the sale of these properties did not cause a strategic shift in the Company nor are the sales considered to have a major impact on the Company’s business. Accordingly, they do not qualify as discontinued operations under ASU 2014-08, which became effective on January 1, 2015.

Discontinued Operations — The Company classified the revenues and expenses related to the 38 senior housing and 17 marina properties, originally identified as held for sale in 2014, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented.
The following table is a summary of income from discontinued operations for the quarter and six months ended June 30, 2016 and 2015 (in thousands):

	Quarter ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$838	$17,733	$3,838	$48,014
Expenses	(780)	(13,667)	(3,189)	(33,488)
Impairment provision	—	(7,749)	—	(7,749)
Operating income (loss)	58	(3,683)	649	6,777
Gain on sale of real estate	9,687	206,625	9,687	206,625
Loss on extinguishment of debt	(308)	(2,528)	(308)	(2,528)
Loss (gain) on retirement	—	329	(1,000)	468
Other income (expense)	527	(1,023)	413	(4,570)
Income from discontinued operations	$9,964	$199,720	$9,441	$206,772

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

5.	Intangibles, net:
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	June 30, 2016 Net Book Value
In place leases	$11,250	$(5,346)	$5,904
Trade name (infinite-lived)	10,297	—	10,297
Total	$21,547	$(5,346)	$16,201

	Gross Carrying Amount	Accumulated Amortization	December 31, 2015 Net Book Value
In place leases	$11,203	$(5,013)	$6,190
Trade name (infinite-lived)	10,297	—	10,297
Total	$21,500	$(5,013)	$16,487
For each of the quarter and six months ended June 30, 2016 and 2015, the Company had amortization expense of approximately $0.2 million and $0.3 million, respectively, excluding properties that the Company classified as discontinued operations.

6.	Unconsolidated Entities:
As of December 31, 2015, the Company held an 80% ownership interest in the Intrawest Venture of approximately $73.4 million. The Company had classified its investment in the Intrawest Venture, an unconsolidated entity, as a VIE and concluded it was not the primary beneficiary. As part of the Company's evaluation of strategic alternatives to provide stockholders with liquidity of their investment, as described further in Note 1, "Organization and Nature of Business," the Company initiated the buy-sell process permitted under the partnership agreement of the Intrawest Venture. In July 2015, the co-venture partner of the Intrawest Venture accepted the Company’s offer to acquire the co-venture partner’s 20% non-controlling interest in the Intrawest Venture in accordance with the buy-sell provisions of the Intrawest Venture partnership agreement, subject to satisfaction of certain terms and conditions. Effective April 1, 2016, the Company satisfied the terms and conditions under the buy-sell provisions of the partnership agreement and acquired its co-venture partner's 20% interest in the Intrawest Venture for a nominal amount. In conjunction with the acquisition of the remaining 20% interest, in April 2016, the Company contributed $5.8 million to the Intrawest Venture and the Intrawest Venture used the proceeds and repaid a mezzanine loan from its joint venture partner and related accrued interest of 5.8 million.
The acquisition of the co-venture partner’s 20% non-controlling interest, which resulted in the Company owning a combined 100% controlling interest in the Intrawest Venture, was deemed a VIE reconsideration event and the Company determined that the Intrawest Venture was no longer a VIE. As a result of the Company’s 100% controlling interest in the Intrawest Venture, which owned seven ski and mountain lifestyle properties, the Company began consolidating all of the assets, liabilities and results of operations in the Company's consolidated financial statements effective April 1, 2016. In addition, as part of the Company's evaluation of strategic alternatives, upon acquiring the 20% interest, the Company agreed to sell the seven ski and mountain lifestyle properties, classified them as held for sale and the entities that owned these properties ceased recording depreciation on these seven properties. In May and June 2016, the Company entered into purchase and sale agreements for the sale of the seven ski and mountain lifestyle properties owned by the Intrawest Venture. The expected sales proceeds, net of expected closing costs, approximated the carrying value of the properties.
On April 1, 2016, the nominal consideration paid to acquire the remaining 20% interest, along with the approximate $79.5 million carrying value of the Company’s investment in the unconsolidated entity, was less than the fair value of the net assets acquired, which resulted in a gain of approximately $30.0 million in connection with this transaction. The Company determined the fair values of the real estate based on anticipated sales proceeds from the anticipated sale of the seven ski and mountain lifestyle properties, less costs to sell. The Company determined that the fair value of cash, trade receivables and trade payable (“Working Capital, net”) approximated their carrying values.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

6.	Unconsolidated Entities (Continued):
The following summarizes the allocation of the estimated fair values of the assets acquired and liabilities assumed as of April 1, 2016 (in thousands):

Land and land improvements	$14,208
Buildings and building improvements	74,253
Intangibles (1)	9,449
Cash assumed	11,861
Working capital, net	(267)
Net assets upon acquisitions of 20% non-controlling interest and consolidation	$109,504

FOOTNOTES:

(1)	Intangibles were comprised of approximately $13.7 million, $3.1 million and $(7.4) million of in-place lease, above-market lease and below-market lease intangible assets (liabilities), respectively.
The following summarizes the gain that resulted from the change of control in the unconsolidated equity method investment for the quarter and six months ended June 30, 2016 (in thousands):

Fair value of new assets upon acquisition of 20% non-controlling interest and consolidation	$109,504
Less: Investment in unconsolidated entity	(79,479)
Gain on purchase of controlling interest of investment in unconsolidated entity	$30,025
The revenues and net income attributable to the Company's acquisition of the Intrawest Venture were approximately $3.9 million and $2.5 million, respectively, for each of the quarter and six months ended June 30, 2016. There were no acquisitions in 2015.
The following table presents the unaudited pro forma results of operations for the Company as if the April 1, 2016 acquisition of the remaining 20% interest in the Intrawest Venture was acquired as of January 1, 2015 (in thousands except per share data):

	(Unaudited)		(Unaudited)
	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$63,556	$90,123	$110,080	$166,957
Net income	$43,063	$230,366	$44,996	$224,131
Income per share of common stock (basic and diluted)	$0.13	$0.71	$0.14	$0.69
Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	325,183	325,183	325,183

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

6.	Unconsolidated Entities (Continued):
The following tables present financial information for the Company’s investment in the Intrawest Venture, its unconsolidated entity, for the six months ended June 30, 2016 (which effective April 1, 2016, the Intrawest Venture became wholly-owned by the Company) and for the Company's investments in the Intrawest Venture and DMC Partnership for the quarter ended and six months ended June 30, 2015 (in thousands):

	Six Months Ended June 30, 2016
	Intrawest Venture (1)
Revenues	$4,743
Property operating expenses	(2,683)
Depreciation and amortization	(784)
Interest expense and other income (expense)	(379)
Net income	$897
Loss allocable to other venture partners (2)	$(410)	(3)
Income allocable to the Company (2)	$1,307
Amortization of capitalized costs	(17)
Equity in earnings of unconsolidated entities	$1,290
Distribution declared to the Company	$1,423
Distributions received by the Company	$1,074

	Quarter Ended June 30, 2015
	DMC Partnership(4)	Intrawest Venture		Total
Revenues	$2,290	$4,464		$6,754
Property operating expenses	(18)	(2,713)		(2,731)
Depreciation and amortization	(754)	(1,879)		(2,633)
Interest expense and other income (expense)	(227)	(733)		(960)
Net income (loss)	$1,291	$(861)		$430
Income (loss) allocable to other venture partners (2)	$1,576	$(399)	(3)	$1,177
Income allocable to the Company (2)	$(285)	$(462)		$(747)
Amortization of capitalized costs	(7)	(29)		(36)
Equity in loss of unconsolidated entities	$(292)	$(491)		$(783)
Distribution declared to the Company	$901	$1,072		$1,973
Distributions received by the Company	$3,698	$1,466		$5,164

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

6.	Unconsolidated Entities (Continued):

	Six Months Ended June 30, 2015
	DMC Partnership(4)	Intrawest Venture		Total
Revenues	$10,743	$9,306		$20,049
Property operating expenses	(173)	(5,339)		(5,512)
Depreciation and amortization	(3,038)	(2,568)		(5,606)
Interest expense and other income (expense)	(1,555)	(1,818)		(3,373)
Net income	$5,977	$(419)		$5,558
Income (loss) allocable to other venture partners (2)	$3,477	$(796)	(3)	$2,681
Income allocable to the Company (2)	$2,500	$377		$2,877
Amortization of capitalized costs	(25)	(74)		(99)
Equity in earnings of unconsolidated entities	$2,475	$303		$2,778
Distribution declared to the Company	$3,698	$4,551		$8,249
Distributions received by the Company	$6,558	$4,176		$10,734

FOOTNOTES:

(1)	In April 2016, the Company acquired its co-venture partner's 20% interest in the Intrawest Venture.

(2)	Income (loss) is allocated between the Company and its venture partner using the hypothetical liquidation book value (“HLBV”) method of accounting.

(3)
This amount includes the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.

(4)	The Company sold its 81.98% interest in the DMC Partnership in April 2015.

7.	Indebtedness:
Line of Credit — As of June 30, 2016, the Company’s revolving line of credit, which had available capacity of $100 million, did not have an outstanding principal balance and was collateralized by certain of the Company’s properties. In August 2016, the Company terminated its revolving line of credit.
Mortgages and Other Notes Payable — During the six months ended June 30, 2016, the Company sold its remaining five marinas properties and used a portion of the net sales proceeds to repay approximately $10.5 million of outstanding indebtedness collateralized by three of the marina properties. In addition, the Company paid $7.0 million in scheduled principal payments under its mortgage loans.
The estimated fair market value and carrying value of the Company’s mortgages and other notes payable were approximately $168.5 million and $168.3 million, respectively, as of June 30, 2016. The estimated fair market value of the Company’s debt was determined based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of June 30, 2016 because of the relatively short maturities of the obligations.

8.	Fair Value Measurements:
As of June 30, 2016 and December 31, 2015, the Company’s one hedge qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
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
The Company had eight properties classified as assets held for sale as of June 30, 2016, of which seven were carried at fair value based on estimated sales price less costs to sell. The Company had 13 real estate investment properties and one property that was classified as held for sale that were carried at fair value as of December 31, 2015, as a result of writing down the book values of these properties to their estimated fair values based on estimated discounted cash flows and residual values during 2015. The Company had six additional properties that were classified as assets held for sale that were carried at fair value at December 31, 2015, based on estimated sales price less costs to sell. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, appraisal information from an independent appraisal firm affiliated with the independent investment banking firm engaged as our valuation advisor, comparable sales transactions and other information from brokers and potential buyers, as applicable.
The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of June 30, 2016 and December 31, 2015, as follows (in thousands):

	Fair Value Measurement as of June 30, 2016	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$105,411	$—	$—	$105,411

Liabilities:
Liabilities related to assets held for sale	$7,420	$—	$—	$7,420
Derivative instrument	646	—	646	—
	$8,066	$—	$646	$7,420

	Fair Value Measurement as of December 31, 2015	Level 1	Level 2	Level 3
Assets:
Real estate investment properties, net	$183,329	$—	$—	$183,329
Assets held for sale, net	41,320	—	—	41,320
	$224,649			$224,649
Liabilities:
Derivative instrument	$618	$—	$618	$—

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

9.	Related Party Arrangements:
For the quarter and six months ended June 30, 2016 and 2015, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Asset management fees (1)	$3,099	$5,909	$6,289	$12,151
Reimbursable expenses: (2)
Operating expenses	1,489	1,723	2,846	3,129
Total fees earned and reimbursable expenses	$4,588	$7,632	$9,135	$15,280

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
Amounts due to affiliates for operating expenses described above were approximately $0.6 million and $0.4 million as of June 30, 2016 and December 31, 2015, respectively.

10.	Stockholders’ Equity:
For each of the six months ended June 30, 2016 and 2015, the Company declared and paid distributions of approximately $32.5 million ($0.10 per share).

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
In August 2016, the Company terminated its revolving line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion is based on our unaudited condensed consolidated financial statements as of June 30, 2016 and December 31, 2015 and for the quarter and six months ended June 30, 2016 and 2015 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.
Cautionary Note Regarding Forward-Looking Statements
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the for the quarter and six months ended June 30, 2016 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
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

During 2016 and through August 5, 2016, we had completed the sale of our remaining five marina properties and our unimproved land for more than their carrying value, and acquired our co-venture partner’s 20% interest in the Intrawest Venture. Additionally, we have entered into purchase and sale agreements for the sale of one attractions property and seven ski and mountain lifestyle properties, the seven of which were owned through the Intrawest Venture prior to April 1, 2016.
As of August 5, 2016, we had a portfolio of 43 lifestyle properties, of which eight properties had been classified as held for sale. When aggregated by initial purchase price, the portfolio was diversified as follows: approximately 61% in ski and mountain lifestyle and 39% in attractions properties.

Portfolio Trends
A majority of the properties in our real estate portfolio are operated by third-party tenant operators under long-term triple-net leases for which we report rental income and are not directly exposed to the variability of property-level operating revenues and expenses. We also engage third-party managers to operate certain properties on our behalf for which we record the property-level operating revenues and expenses and are directly exposed to the variability of the property’s operations which impacts our results of operations. We believe that the financial and operational performance of our tenants and managers, and the general conditions of the industries within which they operate, provide indicators about our tenants’ health and their ability to pay contractually obligated rent. For example, positive growth in visitation and per capita spending may result in our receipt of additional percentage rent and, conversely, declines may impact our tenants’ ability to pay rent to us.
The following table illustrates property level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties. We have only included property-level operating performance for consolidated properties (for all periods presented) in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled to receive cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We monitor the credit of our tenants by reviewing their rental payment history, timeliness of rent collections, their operational performance on our properties and by monitoring news and industry reports regarding our tenants and their underlying businesses. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented. We have not included performance data on acquisitions or dispositions made from January 1, 2015 through June 30, 2016 because we did not own those properties during the entirety of all periods presented below. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes the performance of properties that are leased to third-party tenants. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

	Number of Properties	Quarter ended June 30,
		2016		2015		Increase (Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	16	$30,703	$(15,051)	$31,362	$(10,810)	(2.10)%	(39.23)%
Attractions	20	68,136	17,138	69,085	19,770	(1.37)%	(13.31)%
	36	$98,839	$2,087	$100,447	$8,960	(1.60)%	(76.71)%

	Number of Properties	Six Months Ended June 30,
		2016		2015		Increase (Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	16	$277,205	$106,171	$230,631	$76,580	20.19%	38.64%
Attractions	20	83,010	7,965	82,271	11,357	0.90%	(29.87)%
	36	$360,215	$114,136	$312,902	$87,937	15.12%	29.79%

FOOTNOTE:

(1)
Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the quarter ended June 30, 2016 our tenants and managers reported to us a decrease in property-level revenue and EBITDA of 1.60% and 76.71%, respectively, as compared to the same period in the prior year. The decrease in property-level EBITDA was primarily attributable to an increase in labor expenses resulting from increases in minimum wage and an increase in repairs and maintenance expenses.
Overall, for the six months ended June 30, 2016, our tenants and managers reported to us an increase in property-level revenue and EBITDA of 15.12% and 29.79%, respectively, as compared to the same period in the prior year. The increase in property-level revenue was primarily attributable to our ski and mountain lifestyle properties. Results of the 2015/16 winter season through June 30, 2016 reflects varying performance between our Western and Northeastern ski resorts, with further distinction between northern and southern resorts within those larger geographic areas. In the West, our resorts in Northern California, the Pacific Northwest, and British Columbia performed exceptionally well due to a generally strong start to the season, coupled with numerous well-timed snowstorms throughout the winter, bringing ample snowfall to ski areas in those regions. In the Pacific Northwest, one of our resorts set an all-time skier visit record, while another one of our resorts set an all-time revenue mark. At the opposite end in Southern California, one of our properties did not see the above-average snowfall typical of the El Niño weather pattern forecasted for this year, and was forced to close in late February despite having an improved season-to-date compared to the prior two winters. Resorts in the Tahoe region of Northern California once again saw a more normalized snowfall pattern and performed well throughout the season. Our resorts in the Rocky Mountain region had robust performance from start to finish, with one of our resorts benefiting from additional visitation by destination guests to Utah’s Wasatch Mountains. In the Northeast, warmer temperatures, considerable rain and significantly less snowfall than average, constrained skier visits throughout New England, but particularly those resorts in southern Vermont, southern New Hampshire, and Massachusetts. The remaining three resorts located in northern New Hampshire and Maine fared better once colder temperatures arrived in January and snowmaking efforts commenced in earnest, drawing skier visits from other resorts in the more southerly parts of New England which were not able to provide a consistent on-snow experience. This aggregate performance for our ski resorts in the Northeast, with many not being open more than a few days into April if at all for the month, caused the EBITDA shortfall for the quarter ended June 30, 2016 when compared to the same period of the prior year. Overall, season-end performance during 2015/16 across the geographically diversified ski portfolio improved upon the results of 2014/15.
As for our attractions properties, most of our attractions were closed for part of the six months ended June 30, 2016, as they are generally seasonal operations that peak over the summer months. Six small amusement parks and one waterpark operate year round, and several waterparks operate during spring break in March. First half of 2016 performance at these parks has met expectations and exceeded prior year revenues by approximately 1%. Revenue increases were driven by improved marketing penetration and season pass upgrades. Season pass revenues are recognized throughout the season. The decrease in property-level EBITDA was primarily attributable to an increase in labor expenses resulting from increases in minimum wage and increases in repairs and maintenance expenses.
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
During 2015, one of our ski tenants with two leases on properties in the Pacific-Northwest continued to experience financial difficulties, and was unable to pay rent due to lower operating results from the continued low levels of snow accompanied by unusually warm weather. As a result, during the quarter and six months ended June 30, 2015, we reserved their outstanding rent related receivables and recorded bad debt expense of approximately $2.3 million and $4.8 million, respectively, due to uncertainty of collectability. Snowfall levels improved in the fourth quarter of 2015, and this tenant has paid rental amounts related to the current ski season that started in the fall of 2015.
During the six months ended June 30, 2015, the borrower relating to one mortgage receivable continued to experience financial difficulties. Additionally, in July 2015, we entered into an agreement to receive an early repayment of one of our other mortgage receivables. We recorded the mortgage receivables at their net realizable values at June 30, 2015 and in conjunction therewith, recorded loan loss provisions of $5.4 million and $9.3 million, respectively, during the quarter and six months ended June 30, 2015. Subsequently in 2015, we received early repayment for both of our mortgage receivables at their discounted amounts.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal demand for funds are for operating expenses, debt service and cash distributions to stockholders. Generally, our cash needs will be covered by cash generated from our investments including rental income and property operating income from managed properties. To the extent we dispose of assets, we plan to use the net sales proceeds to retire indebtedness, make special distributions to our stockholders, enhance existing assets or for other corporate purposes.
We believe that our current liquidity needs for operating expenses, debt service and cash distributions to stockholders will be adequately covered by cash generated from our investments and other sources of available cash which may include asset sales proceeds. Additionally, as previously discussed, many of our asset classes experience seasonal fluctuations where they make rental payments to us during their peak operating months. As a result, our operating cash flows will fluctuate due to the seasonality of those properties. We believe that we will be able to refinance or repay our debt as it comes due in the ordinary course of business.
Cash Flows. Our primary sources of cash include rental income from operating leases, property operating revenues, proceeds from sales of properties, and through April 2016, distributions from our unconsolidated entities, offset by payments made for operating expenses, including property operating expenses, asset management fees to our Advisor, debt service payments (principal and interest), and capital expenditures related to our real estate investments. The following is a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash at beginning of period	$83,544	$136,985
Cash provided from (used in):
Operating activities	$50,289	$42,149
Investing activities	50,578	812,524
Financing activities	(51,681)	(713,359)
Effect of foreign currency translation on cash	109	4
Cash at end of period	$132,839	$278,303

Sources of Liquidity and Capital Resources
Operating Activities. Net cash provided from operating activities increased approximately $8.1 million or 19.3% for the six months ended June 30, 2016 as compared to the same period in 2015. The improvement in cash from operating activities for the six months ended June 30, 2016 as compared to same period in 2015 is primarily attributable to a reduction in interest expense due to repayments of debt and a decrease in asset management fees, partially offset by a reduction in operating income due to the sale of 61 properties between January 1, 2015 and June 30, 2016.
Proceeds from Sales of Real Estate and an Unconsolidated Entity. As described above in “Our Exit Strategy”, we engaged Jefferies to assist management and our board of directors in actively evaluating various strategic opportunities including the sale of our assets. During the six months ended June 30, 2016, we received aggregate net sales proceeds of approximately $50.4 million from the sale of the remaining five marina properties and our unimproved land. During the six months ended June 30, 2015, we received aggregate net sales proceeds of approximately $743.1 million from the sale of 37 senior housing properties and one attractions property. We also received net sales proceeds of approximately $139.5 million from the sale of our 81.98% interest in the DMC Partnership, an unconsolidated entity. We used the net sales proceeds from these sales to pay down indebtedness, as further described below under “Uses of Liquidity and Capital Resources - Indebtedness.”
Distributions from Unconsolidated Entities. We were entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there was cash available to distribute. In April 2015, we sold our 81.98% interest in the DMC Partnership to our co-venture partner and received net sales proceeds of approximately $139.5 million. On April 1, 2016, we acquired the remaining 20% non-controlling interest from our co-venture partner of the Intrawest Venture, in accordance with the buy-sell provisions of the Intrawest Venture partnership agreement. As a result of owning a combined 100% controlling interest in the Intrawest Venture, we began consolidating all of the assets, liabilities and results of operations of the Intrawest Venture. During the six months ended June 30, 2016, we received distributions of approximately $1.1 million from the Intrawest Venture, as compared to approximately $10.7 million from the Intrawest and DMC Partnership (of which $6.6 million related to the DMC Partnership) for the same period of 2015. We did not own any investments in unconsolidated entities effective April 2016 and will no longer receive distributions from unconsolidated entities in the future.
Cash Assumed through Purchase of Controlling Interest of Investment in Unconsolidated Entity. As described above in "General - Our Exit Strategy," in April 2016 we purchased our co-venture partner’s 20% interest in the Intrawest Venture for a nominal amount. As part of the acquisition, we assumed approximately $11.9 million in cash and cash equivalents.
Uses of Liquidity and Capital Resources
Indebtedness. Subject to our goal of providing liquidity to our shareholders, we may borrow money to fund ongoing enhancements to our portfolio, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities to avoid distribution volatility. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. As of June 30, 2016, our leverage ratio, calculated as total indebtedness over total assets, was approximately 16%.
During the six months ended June 30, 2016, we repaid $10.5 million relating to the outstanding indebtedness collateralized by three of the marina properties that were sold and $7.0 million in scheduled principal payments under our mortgage loans. During the six months ended June 30, 2015, we paid $8.9 million in scheduled principal payments under our mortgage loans. We also used net sales proceeds from the sales of real estate and our interest in an unconsolidated entity and repaid $135.0 million of outstanding indebtedness collateralized by the senior housing properties sold, repaid $63.8 million of outstanding indebtedness collateralized by two attractions properties and one ski and mountain lifestyle property, repaid all of our senior unsecured notes with an outstanding principal amount of $318.3 million at a premium of 103.625%, and repaid $152.5 million of our revolving line of credit. As of June 30, 2016, our revolving line of credit, which had an available capacity of $100 million, did not have an outstanding principal balance. In August 2016, we terminated our revolving line of credit which was scheduled to mature in August 2016.
Capital Expenditures. During the six months ended June 30, 2016 and 2015, we funded approximately $9.2 million and $27.9 million respectively, in capital improvements at our properties. The decrease in amounts funded for capital improvements is primarily attributable to the sale of 61 properties between January 1, 2015 and June 30, 2016.
Investments in Unconsolidated Entities. As described above in "General - Our Exit Strategy," on April 1, 2016, as part of acquiring the remaining 20% interest from our co-venture partner during the six months ended June 30, 2016, we contributed approximately $5.8 million to the Intrawest Venture and the Intrawest Venture used the proceeds and repaid a mezzanine loan from its joint venture partner and related accrued interest of $5.8 million. During the six months ended June 30, 2015, we contributed approximately $54.6 million to the Intrawest Venture and the Intrawest Venture repaid two mortgage loans of approximately $54.6 million, which matured in January 2015 and June 2015. Upon acquiring, for a nominal amount, the remaining interest in the Intrawest Venture, which owned seven ski and mountain lifestyle properties, we began consolidating all of the assets, liabilities and results of operations in our consolidated financial statements effective April 1, 2016. Effective April 2016, we did not own any investments in unconsolidated joint ventures.

Related Party Arrangements. Our Advisor receives asset management fees of 0.075% monthly of average invested assets. Amounts incurred relating to these transactions were approximately $6.3 million and $12.2 million, including amounts recorded in discontinued operations in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2016 and 2015, respectively. Our Advisor and its affiliates were also entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our operating activities. Reimbursable expenses for each of the six months ended June 30, 2016 and 2015 were approximately $2.8 million and $3.1 million, respectively. Of these amounts, approximately $0.6 million and $0.4 million are included in due to affiliates in the unaudited condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.
Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended June 30, 2016 and 2015, operating expenses did not exceed the Expense Cap.
Distributions. We declare and pay distributions on a quarterly basis. The amount of distributions declared to our stockholders is determined by our board of directors and is dependent upon a number of factors, including:

•	Sources of cash available for distribution such as expected cash flows from operating activities, Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”);

•	Limitations and restrictions contained in the terms of our current and future indebtedness concerning the payment of distributions; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.
During each of the six months ended June 30, 2016 and 2015, we paid $32.5 million in distributions. Our cash flows from operating activities covered 100% of distributions paid for each of the six months ended June 30, 2016 and 2015.
The following table presents total distributions declared including cash distributions and distributions per share for the quarter and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

			Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Cash Flow From Operating Activities (1)
2016 Quarter
First	$0.0500	$16,259	$31,215
Second	0.0500	16,260	19,074
Total	$0.1000	$32,519	$50,289

2015 Quarter
First	$0.0500	$16,259	$36,075
Second	0.0500	16,259	6,074
Total	$0.1000	$32,518	$42,149

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

RESULTS OF OPERATIONS
As of June 30, 2016 and 2015, we had invested in 43 and 66 properties, respectively, through the following investment structures:

	June 30,
	2016	2015
Wholly-owned:
Leased properties(1)	31	25
Managed properties (2)(3)	12	33
Unimproved land (4)	—	1
Unconsolidated joint ventures (1)
Leased properties	—	7
	43	66

FOOTNOTES:

(1)
Upon acquisition of our co-venture partner's 20% interest in April 2016, we owned a 100% controlling interest in the entities that own seven properties and presented these seven properties under wholly-owned leased properties.

(2)	As of June 30, 2016 and 2015, wholly-owned managed properties are as follows:

	June 30,
	2016	2015
Ski & mountain lifestyle	—	1
Attractions	12	15
Marinas	—	17
	12	33

(3)
Under applicable tax regulations, certain properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of June 30, 2016, all of our managed properties were temporarily managed. As of June 30, 2015, 29 properties were temporarily managed and four properties were indefinitely managed under management agreements.

(4)	In June 2016, we sold our unimproved land.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.
Rental income from operating leases. Rental income for the quarter and six months ended June 30, 2016 increased by approximately $5.5 million and $8.9 million, as compared to the same period in 2015. Additional billings permitted under our leases calculated as a percentage of ski property level operating revenues generated by our tenants increased by approximately $2.4 million and $6.1 million during the quarterly and six months ended June 30, 2016, respectively, as compared to the same period of the prior year, primarily as a result of favorable weather conditions. Our ski properties in the Pacific Northwest had all-time record low snow conditions for the 2014/2015 ski season, but saw increased revenues for the start of the 2015/2016 ski season due to snowfall returning to more normalized levels in the Pacific Northwest due to a pronounced El Nino effect. However, the same weather phenomenon caused a snow drought and record warm temperatures on the East Coast negatively impacting the start to our 2015/2016 ski season for our properties located in the East. Additionally, rental income for the quarter and six months ended June 30, 2016 from our ski and mountain lifestyle properties increased approximately $3.9 million related to seven properties we now wholly own after we completed the acquisition of our co-venture partner's 20% interest in the Intrawest Venture in April 2016. Rental income from our attractions properties declined by approximately $0.7 million and $0.9 million for the quarter and six months ended June 30, 2016, respectively, as compared to the same period of 2015, primarily due to amending certain leases, which resulted in lower rents due under the leases, as described further above in “General — Tenant Workouts, Bad Debt Expense and Loan Provisions.” The following information summarizes trends in rental income from operating leases and base rents for certain of our properties excluding properties that have been classified as discontinued operations (in thousands):

	Quarter Ended June 30,		$ Change	% Change
Properties Subject to Operating Leases	2016	2015
Ski and mountain lifestyle	$25,498	$19,298	$6,200	32.13%
Attractions	7,078	7,746	(668)	(8.62)%
Total	$32,576	$27,044	$5,532	20.46%

	Six Months Ended June 30,		$ Change	% Change
Properties Subject to Operating Leases	2016	2015
Ski and mountain lifestyle	$58,444	$48,620	$9,824	20.21%
Attractions	13,532	14,431	(899)	(6.23)%
Total	$71,976	$63,051	$8,925	14.16%

As of June 30, 2016 and 2015, the weighted-average lease rate for our portfolio of wholly-owned leased properties (excluding assets held for sale) was 10.0% and 10.2%, respectively. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio may fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.
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

	Quarter Ended June 30,		$ Change	% Change
Properties Operated by Third-Party Managers	2016	2015
Ski and mountain lifestyle	$—	$8,351	$(8,351)	(100.00)%
Attractions	30,980	49,811	(18,831)	(37.80)%
Total	$30,980	$58,162	$(27,182)	(46.73)%

	Six Months Ended June 30,		$ Change	% Change
Properties Operated by Third-Party Managers	2016	2015
Ski and mountain lifestyle	$—	$27,977	$(27,977)	(100.00)%
Attractions	33,361	65,267	(31,906)	(48.89)%
Total	$33,361	$93,244	$(59,883)	(64.22)%
As of June 30, 2016 and 2015, we had a total of 12 and 16 managed properties (excluding properties that we classified as discontinued operations), respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The decrease in property operating revenues is primarily due to the sale of four attraction properties and the Omni Mt. Washington Resort, our one managed ski and mountain lifestyle property, in 2015.
Interest income on mortgages and other notes receivable. For the quarter and six months ended June 30, 2015, we earned interest income of approximately $0.5 million and $1.4 million, respectively. There was no interest income on mortgages and other notes receivable during the quarter and six months ended June 30, 2016, as all of our notes receivables were collected during 2015.
Property operating expenses. Property operating expenses decreased primarily due to the sale of four attraction properties and the Omni Mt. Washington Resort, our one managed ski and mountain lifestyle property, in 2015. The following information summarizes the expenses of our properties that are operated by third-party managers (in thousands):

	Quarter Ended June 30,		$ Change	% Change
Properties Operated by Third-Party Managers	2016	2015
Ski and mountain lifestyle	$—	$9,192	$(9,192)	(100.00)%
Attractions	28,727	42,829	(14,102)	(32.93)%
Total	$28,727	$52,021	$(23,294)	(44.78)%

	Six Months Ended June 30,		$ Change	% Change
Properties Operated by Third-Party Managers	2016	2015
Ski and mountain lifestyle	$—	$22,373	$(22,373)	(100.00)%
Attractions	38,643	66,686	(28,043)	(42.05)%
Total	$38,643	$89,059	$(50,416)	(56.61)%

Asset management fees to advisor. Monthly asset management fees equal to 0.075% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the quarter and six months ended June 30, 2016, asset management fees to our Advisor were approximately $3.0 million and $6.1 million, respectively, as compared to approximately $4.1 million and $8.5 million, respectively, for the quarter and six months ended June 30, 2015. The decrease in such fees is primarily attributable to a decrease in invested assets under management due to the sale of 55 properties in 2015 and six properties in 2016.
General and administrative. General and administrative expenses totaled approximately $4.4 million and $7.9 million for quarter and six months ended June 30, 2016, as compared to $4.5 million and $8.5 million, respectively, for the quarter and six months ended June 30, 2015. The decrease in general and administrative expenses is primarily the result of a reduction in legal, accounting and other professional services necessary to account and report on a declining portfolio of assets due to asset sales as a result of our exit strategy, as described above in “General — Our Exit Strategy.”
Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the quarter and six months ended June 30, 2016, ground lease and land permit fees were approximately $2.6 million and $6.4 million, respectively, as compared to $2.0 million and $5.4 million, respectively, for the quarter and six months ended June 30, 2015. The increase in ground leases and permit fees is primarily due to additional billings permitted under our leases calculated as a percentage of ski property level operating revenues generated by our tenants.
Other operating expenses. Other operating expenses were approximately $3.7 million and $6.0 million for each of the quarter and six months ended June 30, 2016, respectively, as compared to $2.5 million and $3.1 million for the quarter and six months ended June 30, 2015. The increase during the quarter and six months ended June 30, 2016, is primarily attributable to expenses related to seven properties effective with the April 1, 2016 acquisition of our co-venture partner's 20% interest in the Intrawest Venture as described above in "General - Our Exit Strategy," and an increase in repair and maintenance expenses related to our properties subject to operating leases.

Bad debt expense. Bad debt expense totaled $0.1 million and $0.2 million for the quarter and six months ended June 30, 2016, as compared to approximately $2.3 million and $4.8 million for the quarter and six months ended June 30, 2015, respectively. As described above in “General — Tenant Workouts, Bad Debt Expense and Loan Provisions”, during 2015, one of our ski tenants with two leases on properties in the Pacific-Northwest experienced financial difficulties as a result of lower operating results from the low levels of snow accompanied by unusually warm weather. No bad debt expense was recorded related to this tenant during the quarter and six months ended June 30, 2016 because snowfall levels improved in the fourth quarter of 2015, and this tenant has paid rental amounts related to the current ski season that started in the fall of 2015.
Loan loss provision. Loan loss provision was approximately $5.4 million and $9.3 million for the quarter and six months ended June 30, 2015, as described in "General - Tenant Workouts, Bad Debt Expenses and Loan Provisions." This related to two borrowers of our mortgage note receivables who continued to experience financial difficulties and we recorded the loans at their net realizable values at June 30, 2015. All mortgage and notes receivables were collected in full during 2015. Accordingly. there was no loan loss provision during the quarter and six months ended June 30, 2016.
Depreciation and amortization. Depreciation and amortization expenses were approximately $16.6 million and $33.5 million for the quarter and six months ended June 30, 2016, respectively, as compared to $20.5 million and $43.7 million for the quarter and six months ended June 30, 2015, respectively. Depreciation and amortization expenses decreased primarily due to a lower depreciable basis of certain of our properties as a result of impairment provisions recorded in December 2015 and as a result of five properties that were sold in 2015 that did not qualify as discontinued operations.
Interest and other income. Interest and other income was approximately $0.6 million and $1.1 million for the quarter and six months ended June 30, 2016, respectively, as compared to $0.1 million and $1.0 million for the quarter and six months ended June 30, 2015, respectively.
Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $2.8 million and $5.7 million for the quarter and six months ended June 30, 2016, respectively, as compared to $8.7 million and $20.7 million for the quarter and six months ended June 30, 2015. The decrease is primarily attributable to repayment of approximately $621.9 million in 2015 related to our senior unsecured notes, line of credit and other indebtedness.
Loss on extinguishment of debt. Losses on extinguishment of debt were approximately $21.1 million for the quarter and six months ended June 30, 2015. The losses incurred during the quarter and six months ended June 30, 2015, related to the early repayments of our senior unsecured notes and certain loans during the six months ended June 30, 2015. Loss on extinguishment of debt included legal fees incurred with the transaction, prepayment penalty fees and the write-off of unamortized bond issue costs and loan costs. There was no loss on extinguishment of debt during the quarter and six months ended June 30, 2016 from continuing operations.
Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Quarter Ended June 30,		$ Change	% Change
	2016	2015
DMC Partnership	$—	$(292)	$292	(100.00)%
Intrawest Venture	—	(491)	491	(100.00)%
Total	$—	$(783)	$783	(100.00)%

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
DMC Partnership	$—	$2,475	$(2,475)	(100.00)%
Intrawest Venture	1,290	303	987	325.74%
Total	$1,290	$2,778	$(1,488)	(53.56)%

As described above in "Liquidity and Capital Resources - Distributions from Unconsolidated Entities," in April 2015 we sold our 81.98% interest in the DMC Partnership and on April 1, 2016, we acquired our co-venture partner’s 20% non-controlling interest in the Intrawest Venture, which resulted in a combined 100% controlling interest in the Intrawest Venture. As a result, we began consolidating all of the results of operations of the Intrawest Venture. We did not own any investments in unconsolidated entities as of June 30, 2016 and will not record equity in earnings going forward.
Gain from purchase of controlling interest in investment in unconsolidated entity. Gain from purchase of the remaining 20% interest in our Intrawest Venture effective April 1, 2016, was approximately $30.0 million for the quarter and six months ended June 30, 2016. We did not acquire any interests in unconsolidated entities during 2015.
Gain on sale of real estate. Gain on sale of real estate from continuing operations was approximately $0.9 million for the quarter and six months ended June 30, 2016 and $27.3 million for the quarter and six months ended June 30, 2015. The gain on sale of real estate relates to the sale of our unimproved land during 2016 and one of our attractions properties during 2015.
Gain from sale of unconsolidated entity. Gain from sale of our interest in the DMC Partnership, our unconsolidated entity, was approximately $39.3 million for the quarter and six months ended June 30, 2015. We did not sell any interest in unconsolidated entities during 2016.
Discontinued operations. Income from discontinued operations was approximately $10.0 million and $9.4 million for the quarter and six months ended June 30, 2016, respectively, as compared to $199.7 million and $206.8 million for quarter and six months ended June 30, 2015, respectively. The results of operations of five marinas properties and 50 senior housing and marinas properties owned during the six months ended June 30, 2016 and 2015, respectively, are reflected in discontinued operations for all periods presented. In addition, income from discontinued operations included gains on sale of assets of $9.7 million for the quarter and six months ended June 30, 2016 from the sale of five properties and gains on sale of assets of $206.6 million during the quarter and six months ended June 30, 2015 from the sale of 38 properties. See Note 4. “Assets Held for Sale, net and Discontinued Operations” for additional information.
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

The following table presents a reconciliation of net income or loss to FFO and MFFO for the quarter and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$43,063	$228,101	$43,717	$220,546
Adjustments:
Net gain on sale of real estate investment (1)
Continuing operations	(1,123)	(27,592)	(1,349)	(27,592)
Discontinued operations	(10,025)	(206,954)	(9,025)	(207,093)
Gain on purchase of controlling interest of investment in unconsolidated entity (2)
Continuing operations	(30,025)	—	(30,025)	—
Gain on sale of unconsolidated entity (3)
Continuing operations	—	(39,252)	—	(39,252)
Impairment of real estate assets (4)
Discontinued operations	—	7,749	—	7,749
Depreciation and amortization
Continuing operations	16,635	20,544	33,457	43,656
Net effect of FFO adjustment from unconsolidated entities(2)(3)(5)	—	1,815	766	3,897
Total funds from operations	18,525	(15,589)	37,541	1,911
Straight-line adjustments for leases and notes receivable (6)
Continuing operations	(831)	(1,295)	(3,270)	(4,319)
Loss on early extinguishment of debt (7)
Continuing operations	—	21,065	—	21,065
Discontinued operations	308	2,528	308	2,528
Amortization of above/below market intangible assets and liabilities and lease incentives
Continuing operations	12	(22)	24	(38)
Loan loss provision (8)
Continuing operations	—	5,408	—	9,348
Realized loss on the extinguishment of cash flow hedge (7)
Continuing operations	—	180	—	180
Accretion of discounts/amortization of premiums
Continuing operations	—	—	—	1
MFFO adjustments from unconsolidated entities: (2)(3)(5)
Straight-line adjustments for leases and notes receivable (6)
Continuing operations	—	176	105	270
Amortization of above/below market intangible assets and liabilities
Continuing operations	—	5	(8)	4
Modified funds from operations	$18,014	$12,456	$34,700	$30,950
Weighted average number of shares of common stock Outstanding (basic and diluted)	325,183	325,183	325,183	325,183
FFO per share (basic and diluted)	$0.06	$(0.05)	$0.12	$0.01
MFFO per share (basic and diluted)	$0.06	$0.04	$0.11	$0.10

FOOTNOTES:

(1)	Net gain on sale of real estate investment includes gain on insurance proceeds and loss on retirement of property.

(2)
In April 2016, we completed the acquisition of our co-venture partner's 20% interest in one unconsolidated joint venture that held seven properties. See "Distributions from Unconsolidated Entities" for additional information.

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

(5)
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

(7)
Loss on extinguishment of debt includes legal fees incurred with the transaction, prepayment penalty fees and write-off of unamortized loan costs, as applicable. Loss from extinguishment of cash flow hedge includes swap breakage fees and reclassification of loss on termination of cash flow hedges from other comprehensive income (loss) from interest expense.

(8)	We recorded loan loss provisions on our mortgages and other notes receivable as a result of uncertainty related to the collectability of these notes receivables.
Off-Balance Sheet and Other Arrangements
As of December 31, 2015, we had an 80% interest in the Intrawest Venture. In April 2016, we acquired the remaining 20% interest from our co-venture partner and own 100% of the Intrawest Venture. No off balance sheet arrangements existed as of June 30, 2016.

Commitments, Contingencies and Contractual Obligations
Contractual Obligations
As of June 30, 2016, our contractual obligations were not materially different from the amounts reported for the year ended December 31, 2015. See “Indebtedness” above for additional information. See our annual report on Form 10-K for the year ended December 31, 2015 for a summary of our contractual obligations.
Contingent Commitments
The following tables present our contingent commitments and the related payments due by period as of June 30, 2016.

	Payments Due by Period (in thousands)
	2016	2017-2018	2019-2020	Thereafter	Total
Capital improvements (1)	$3,748	$—	$—	$—	$3,748

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
The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2016	2017	2018 (4)	2019 (4)	2020 (4)	Thereafter	Total	Fair Value
Fixed-rate debt	$19,883	$85,653	$284	$284	$285	$—	$106,389	$106,965
Variable-rate debt (2)	2,125	52,560	437	6,799	—	—	61,921	61,555
	$22,008	$138,213	$721	$7,083	$285		$168,310	$168,520

	2016	2017	2018	2019	2020	Thereafter	Total
Weighted average fixed interest rate of maturities	6.66%	6.08%	(4)	(4)	(4)	—	6.14%
Average interest rate on variable debt (3)	LIBOR + 3.46%	LIBOR+ 3.49%	LIBOR + 3.30%	LIBOR + 3.30%	—	—

FOOTNOTES:

(1)
The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of June 30, 2016. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

(2)	As of June 30, 2016, some of our variable-rate debt in mortgages and notes payable was hedged.

(3)	The 30-day LIBOR rate was approximately 0.47% at June 30, 2016.

(4)	We have a $1.4 million loan that is non-interest bearing.
Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.1 million for the six months ended June 30, 2016. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.
We were exposed to foreign currency exchange rate fluctuations as a result of our direct ownership of three properties in Canada, one of which was leased to a third-party tenant. The lease payments we receive under our leases are denominated in Canadian dollars. Management does not believe this to be a significant risk or that currency fluctuations would result in a significant impact to our overall results of operations.

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

PART II.    OTHER INFORMATION

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of August, 2016.

CNL LIFESTYLE PROPERTIES, INC.

By:	/s/ Stephen H Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Share Purchase Agreement, dated June 30, 2016, between CLP Canada Nominee, Inc. and Imperium Blue Ski Villages, LLC. (Filed herewith.)

10.2
Asset Purchase Agreement, dated June 30, 2016, between US Canadian Property Alpha Blue Mountain Nominee Corp., US Canadian Property Alpha Whistler Nominee Corp., R&H US Canadian Property Limited, as sellers, and CLP Snowshoe, LP, CLP Mammoth, LP, CLP Copper, LP, CLP Stratton LP and CLP Sandestin, LP, as US parties, and Imperium Blue Ski Villages, LLC, as purchaser. (Filed herewith.)

10.3
Asset Purchase Agreement, dated May 31, 2016, between CLP Snowshoe, LP, CLP Mammoth, LP, CLP Copper, LP, CLP Stratton LP and CLP Sandestin, LP, as sellers, and Imperium Blue Ski Villages, LLC, as purchaser. (Filed herewith.)

10.4
First Amendment to Asset Purchase Agreement, dated June 29, 2016, between CLP Snowshoe, LP, CLP Mammoth, LP, CLP Copper, LP, CLP Stratton LP and CLP Sandestin, LP, and Imperium Blue Ski Villages, LLC. (Filed herewith.)

10.5
Second Amendment to Asset Purchase Agreement, dated July 21, 2016, between CLP Snowshoe, LP, CLP Mammoth, LP, CLP Copper, LP, CLP Stratton LP and CLP Sandestin, LP, and Imperium Blue Ski Villages, LLC. (Filed herewith.)

10.6
Third Amendment to Asset Purchase Agreement, dated August 5, 2016, between CLP Snowshoe, LP, CLP Mammoth, LP, CLP Copper, LP, CLP Stratton LP and CLP Sandestin, LP, and Imperium Blue Ski Villages, LLC. (Filed herewith.)

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

101
The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.