Form 10-Q
period 2016-09-30
CNL LIFESTYLE PROPERTIES INC
filed 2016-11-21
CIK 1261159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of November 18, 2016 was 325,182,969.

1

2

 PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands except per share data)

	September 30, 2016	December 31, 2015
ASSETS
Real estate investment properties, net (including $57,213 and $58,832 related to consolidated variable interest entities, respectively)	$686,423	$712,589
Assets held for sale, net	105,354	42,719
Investment in unconsolidated entity	—	73,434
Cash	132,231	83,544
Deferred rent and lease incentives	27,592	43,992
Restricted cash	25,325	28,025
Other assets	16,945	16,778
Intangibles, net	16,042	16,487
Accounts and other receivables, net	9,310	11,893
Total Assets	$1,019,222	$1,029,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable (including $18,924 and $19,677 related to consolidated variable interest entities, respectively)	$147,737	$184,341
Liabilities related to assets held for sale	7,382	—
Other liabilities	26,118	27,160
Accounts payable and accrued expenses	13,072	12,845
Income tax liabilities	12,849	9,778
Due to affiliates	357	420
Total Liabilities	207,515	234,544
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 349,084 shares issued and 325,183 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	3,252	3,252
Capital in excess of par value	2,863,833	2,863,833
Accumulated deficit	(299,818)	(364,236)
Accumulated distributions	(1,747,854)	(1,699,076)
Accumulated other comprehensive loss	(7,706)	(8,856)
Total Stockholders’ Equity	811,707	794,917
Total Liabilities and Stockholders’ Equity	$1,019,222	$1,029,461
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income from operating leases	$33,669	$29,574	$105,645	$92,625
Property operating revenues	62,713	97,901	96,074	191,145
Interest income on mortgages and other notes receivable	—	125	—	1,481
Total revenues	96,382	127,600	201,719	285,251
Expenses:
Property operating expenses	33,389	56,531	72,032	146,525
Asset management fees to advisor	3,003	3,665	9,069	12,193
General and administrative	2,889	2,984	10,770	11,467
Ground lease and permit fees	2,315	2,426	8,668	7,819
Other operating expenses	4,054	1,731	10,058	4,875
Bad debt (recovery) expense	(227)	3,256	(18)	8,092
Loan loss provision	—	21	—	9,369
Impairment Provisions	8,142	1,428	8,142	1,428
Depreciation and amortization	16,237	19,807	49,694	63,463
Total expenses	69,802	91,849	168,415	265,231
Operating income	26,580	35,751	33,304	20,020
Other income (expense):
Interest and other (expense) income	(83)	309	978	1,066
Interest expense and loan cost amortization	(2,701)	(3,202)	(8,436)	(23,946)
Loss on extinguishment of debt	(25)	—	(25)	(21,065)
Equity in earnings (loss) of unconsolidated entities	—	1,162	1,290	3,940
Gain on purchase of controlling interest of investment in unconsolidated entity	—	—	30,025	—
Total other (expense) income	(2,809)	(1,731)	23,832	(40,005)
Income tax provision	(3,070)	(8,449)	(3,070)	(9,115)
Income (loss) from continuing operations	20,701	25,571	54,066	(29,100)
Income from discontinued operations	—	7,614	9,441	214,386
Net income before gain on sale of real estate and unconsolidated entity	20,701	33,185	63,507	185,286
Gain (loss) on sale of real estate	—	(1,064)	911	26,528
Gain from sale of unconsolidated entity	—	—	—	39,252
Net income	$20,701	$32,121	$64,418	$251,066
Net income per share of common stock (basic and diluted)
Continuing operations	$0.06	$0.08	$0.17	$0.11
Discontinued operations	—	0.02	0.03	0.66
Net income per share	$0.06	$0.10	$0.20	$0.77
Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	325,183	325,183	325,183
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$20,701	$32,121	$64,418	$251,066
Other comprehensive income (loss):
Foreign currency translation adjustments	(761)	(2,254)	1,094	(4,084)
Changes in fair value of cash flow hedges:
Amortization of loss and loss on termination of cash flow hedges	—	—	—	180
Unrealized gain (loss) arising during the period	84	(53)	56	99
Total other comprehensive income (loss)	(677)	(2,307)	1,150	(3,805)
Net comprehensive income	$20,024	$29,814	$65,568	$247,261
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2016 and the Year Ended December 31, 2015
(UNAUDITED)
(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2014	325,184	$3,252	$2,863,839	$(494,129)	$(1,211,302)	$(4,270)	$1,157,390
Net income	—	—	—	129,893	—	—	129,893
Redemption of common stock	(1)	—	(6)	—	—	—	(6)
Distributions, declared and paid ($1.5000 per share)	—	—	—	—	(487,774)	—	(487,774)
Foreign currency translation adjustment	—	—	—	—	—	(4,970)	(4,970)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	180	180
Current period adjustment to recognize changes in fair value of cash flow hedges (Note 8)	—	—	—	—	—	204	204
Balance at December 31, 2015	325,183	3,252	2,863,833	(364,236)	(1,699,076)	(8,856)	794,917
Net income	—	—	—	64,418	—	—	64,418
Distributions, declared and paid ($0.1500 per share)	—	—	—	—	(48,778)	—	(48,778)
Foreign currency translation adjustment	—	—	—	—	—	1,094	1,094
Current period adjustment to recognize changes in fair value of cash flow hedges (Note 8)	—	—	—	—	—	56	56
Balance at September 30, 2016	325,183	$3,252	$2,863,833	$(299,818)	$(1,747,854)	$(7,706)	$811,707
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net cash provided by operating activities	$95,031	$80,940
Investing activities:
Capital expenditures	(21,802)	(35,787)
Proceeds from sale of real estate	50,456	757,944
Proceeds from sale of unconsolidated entity	—	139,501
Contribution to unconsolidated entity	(5,839)	(54,572)
Cash assumed through purchase of controlling interest of investment in unconsolidated entity	11,861	—
Proceeds from insurance	1,700	3,907
Principal payments received on mortgage loans receivable	—	2,258
Changes in restricted cash	5,816	11,671
Net cash provided by investing activities	42,192	824,922
Financing activities:
Redemption of common stock	—	(6)
Distributions to stockholders	(48,778)	(48,777)
Principal payments on line of credit	—	(152,500)
Principal payments on mortgage loans and senior notes	(37,514)	(527,975)
Principal payments on capital leases	(2,233)	(2,539)
Payments of loan costs	—	(239)
Net cash used in financing activities	(88,525)	(732,036)
Effect of exchange rate fluctuations on cash	(11)	(85)
Net increase in cash	48,687	173,741
Cash at beginning of period	83,544	136,985
Cash at end of period	$132,231	$310,726

Supplemental disclosure of non-cash investing activities:
Net increase in real estate and other working capital due to consolidation of unconsolidated entity	$18,164	$—
Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans by third party	$—	$151,478
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

1.	Organization and Nature of Business:
CNL Lifestyle Properties, Inc. (the “Company”), was organized in Maryland on August 11, 2003. The Company believes it has operated and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax. In November 2016, the Company determined it needed to accrue a provision for income tax in connection with retaining its REIT status, as described further in Note 2, "Significant Accounting Policies." The Company generally invests in lifestyle properties in the United States that are primarily leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considers to be industry leading. In the event of certain tenant defaults, the Company has engaged third-party managers to operate properties on its behalf until they are re-leased. The Company has engaged CNL Lifestyle Advisor Corporation (the “Advisor”) as its advisor to provide management, acquisition, disposition, advisory and administrative services.
As of September 30, 2016, the Company owned 43 lifestyle properties directly within the following asset classes: ski and mountain lifestyle and attractions. Seven of these properties were held for sale and three are located in Canada.
In March 2014, the Company engaged Jefferies LLC (“Jefferies”), a leading global investment banking and advisory firm, to assist the Company’s management and its board of directors in actively evaluating various strategic alternatives to provide liquidity to the Company’s shareholders. In connection with this process, during 2014 and 2015, the Company sold 104 properties and an interest in one unconsolidated joint venture, which included its entire golf portfolio (consisting of 48 properties), its multi-family development property, its 81.98% interest in the DMC Partnership to its co-venture partner, its senior housing portfolio (consisting of 38 properties), 12 of its 17 marinas properties, four attractions properties and one ski and mountain lifestyle property. The Company used the net sales proceeds from the sale of these properties to repay indebtedness during 2014 and 2015 and also provided stockholders with partial liquidity when it made a special distribution to stockholders during December 2015. Additionally, during the first nine months of 2016, the Company (i) sold its remaining five marina properties and its unimproved land for aggregate net sales proceeds of approximately $50.4 million, (ii) acquired the remaining 20% interest in the Intrawest Venture from its co-venture partner, and (iii) as of September 30, 2016 had contracts in place to sell seven ski and mountain lifestyle properties which were classified as held for sale.

2.	Significant Accounting Policies:
Principles of Consolidation and Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter and nine months ended September 30, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016. Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
NINE MONTHS ENDED SEPTEMBER 30, 2016
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
Revision of Previously Issued Financial Statement — The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes provided it distributes at least 100% of its REIT taxable income and capital gains and meets certain other requirements for qualifying as a REIT. Subject to compliance with applicable tax law, certain properties may be operated using an eligible third-party manager. In those cases, taxable income from those operations may be subject to federal income tax.
During the fourth quarter of 2016, the Company determined that five tenants from whom it received leasehold income may be viewed for federal income tax purposes as the same party who also serves as an eligible third-party manager, also known as an “independent contractor” (within the meaning of section 856(d)(3) of the Code) on behalf of the Company with respect to two properties for which the Company previously made an election pursuant to applicable Treasury Regulations to treat such properties as “foreclosure property.” If, because of the relationship between the tenant entities and the independent contractor entities, the Company is viewed as deriving or receiving income from the independent contractor, it could affect the Company's compliance with the federal income tax rules applicable to REITs. The “foreclosure property” elections would have terminated and, as of the first day following such terminations, the gross income the Company derived from such properties would not be qualifying income under the gross income tests that are applicable to REITs. In order to maintain qualification as a REIT, the Company annually must satisfy certain tests regarding the source of its gross income. The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause and not due to willful neglect and the REIT complies with certain disclosure and filing requirements. A REIT that qualifies for the savings clause will retain its REIT status but may be required to pay a tax under section 857(b)(5) of the Code and related interest.
As a result of not being able to satisfy the gross income test described above throughout 2015, the Company's previously issued financial statements did not appropriately reflect tax expense associated with unqualified gross income in the periods in which such income was earned. The impact of this misstatement was approximately $0.7 million for the three months ended June 30, 2015, an additional $8.4 million for the three months ended September 30, 2015, and an additional $0.7 million for the three months ended December 31, 2015. There was no impact to the three months ended March 31, 2015 related to this misstatement due to the timing of the period in which the income was earned. Additionally, the Company has self-insured retention amounts for certain properties. Accordingly, under GAAP, the Company should establish a liability for both known claims and claims that are incurred but not reported ("IBNR"). The Company determined that the methodology utilized to establish its IBNR did not appropriately consider all costs to settle its claims related to IBNR claims. The impact of this misstatement was approximately $0.7 million for the quarter ended March 31, 2015 and approximately $0.3 million for each of the quarters ended June 30, 2015, September 30, 2015 and December 31, 2015.
Management evaluated the impact of the above misstatements on all previously issued financial statements and concluded that the previously issued financial statements were not materially misstated. However, the impact of recording the misstatements in the current period would be material to the quarter ended September 30, 2016 and the estimated results for the year ended December 31, 2016. Accordingly, the Company has revised its condensed consolidated financial statements as of and for the year ended December 31, 2015, for the interim periods of 2015 for the quarter ended March 31, 2015, for the quarter and six months ended June 30, 2015, and for the quarter and nine months ended September 30, 2015 presented in this Report on Form 10-Q.
The following changes have been made to the Company's previously issued consolidated balance sheet, statements of operations and statements of comprehensive income (in thousands, except per share amounts). No changes were made to the consolidated statement of cash flows.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

2.	Significant Accounting Policies (Continued):

	December 31, 2015
	As Reported	Adjustment	As Revised
Accounts payable and accrued expenses	$11,361	$1,484	$12,845
Income tax liabilities	—	9,778	9,778
Total Liabilities	223,282	11,262	234,544
Accumulated deficit	(352,974)	(11,262)	(364,236)
Total Stockholders’ Equity	806,179	(11,262)	794,917
The following changes have been made to the Company's unaudited condensed consolidated statements of operations (in thousands, except per share amounts):

	Quarter Ended March 31, 2015
	As Reported	Adjustment	As Revised
Expenses
Property operating expenses	$37,038	$660	$37,698
Income from continuing operations	(14,607)	(660)	(15,267)
Net income	$(7,555)	$(660)	$(8,215)
Net income per share of common stock (basic and diluted):
Continuing operations	$(0.04)	$(0.01)	$(0.05)
Net income per share	$(0.02)	$(0.01)	$(0.03)

	Quarter Ended June 30, 2015			Six Months Ended June 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Expenses
Property operating expenses	$52,021	$275	$52,296	$89,059	$935	$89,994
Other income (expense)
Income tax provision	—	(666)	(666)	—	(666)	(666)
Income from continuing operations	(38,208)	(941)	(39,149)	(52,815)	(1,601)	(54,416)
Net income before gain on sale of real estate and unconsolidated entity	161,512	(941)	160,571	153,957	(1,601)	152,356
Net income	$228,101	$(941)	$227,160	$220,546	$(1,601)	$218,945
Net income per share of common stock (basic and diluted):
Continuing operations	$0.09	$—	$0.09	$0.04	$(0.01)	$0.03
Net income per share	$0.70	$—	$0.70	$0.68	$(0.01)	$0.67

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

2.	Significant Accounting Policies (Continued):

	Quarter Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Expenses
Property operating expenses	$56,256	$275	$56,531	$145,315	$1,210	$146,525
Other income (expense)
Income tax provision	—	(8,449)	(8,449)	—	(9,115)	(9,115)
Income from continuing operations	34,295	(8,724)	25,571	(18,775)	(10,325)	(29,100)
Net income before gain on sale of real estate and unconsolidated entity	41,909	(8,724)	33,185	195,611	(10,325)	185,286
Net income	$40,845	$(8,724)	$32,121	$261,391	$(10,325)	$251,066
Net income per share of common stock (basic and diluted):
Continuing operations	$0.11	$(0.03)	$0.08	$0.14	$(0.03)	$0.11
Net income per share	$0.13	$(0.03)	$0.10	$0.80	$(0.03)	$0.77

	Quarter Ended December 31, 2015			Year Ended December 31, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Expenses
Property operating expenses	$27,312	$274	$27,586	$172,627	$1,484	$174,111
Other income (expense)
Income tax provision	—	(663)	(663)	—	(9,778)	(9,778)
Income from continuing operations	(130,842)	(937)	(131,779)	(149,362)	(11,262)	(160,624)
Net income before gain on sale of real estate and unconsolidated entity	(140,302)	(937)	(141,239)	55,309	(11,262)	44,047
Net income	$(120,236)	$(937)	$(121,173)	$141,155	$(11,262)	$129,893
Net income per share of common stock (basic and diluted):
Continuing operations	$(0.34)	$—	$(0.34)	$(0.20)	$(0.03)	$(0.23)
Net income per share	$(0.37)	$—	$(0.37)	$0.43	$(0.03)	$0.40

The following changes have been made to the Company's unaudited condensed consolidated statements of comprehensive income (in thousands):

	Quarter Ended March 31, 2015
	As Reported	Adjustment	As Revised
Net loss	$(7,555)	$(660)	$(8,215)
Net comprehensive income	(2,448)	(660)	(3,108)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

2.	Significant Accounting Policies (Continued):

	Quarter Ended June 30, 2015			Six Months Ended June 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net income	$228,101	$(941)	$227,160	$220,546	$(1,601)	$218,945
Net comprehensive income	229,051	(941)	228,110	219,048	(1,601)	217,447

	Quarter Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net income	$40,845	$(8,724)	$32,121	$261,391	$(10,325)	$251,066
Net comprehensive income	38,538	(8,724)	29,814	257,586	(10,325)	247,261

	Year Ended December 31, 2015
	As Reported	Adjustment	As Revised
Net income	141,155	(11,262)	129,893
Net comprehensive income	136,569	(11,262)	125,307

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

2.	Significant Accounting Policies (Continued):

	As Filed December 31, 2015	Adjustments	Adjusted December 31, 2015
Other assets	$18,176	$(1,398)	$16,778
Mortgages and other notes payable	$185,739	$(1,398)	$184,341

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

3.	Real Estate Investment Properties, net:
As of September 30, 2016 and December 31, 2015, real estate investment properties consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land and land improvements	$376,944	$369,902
Leasehold interests and improvements	171,305	170,970
Buildings	249,422	245,372
Equipment	516,287	506,935
Less: accumulated depreciation and amortization	(627,535)	(580,590)
	$686,423	$712,589
For the quarter and nine months ended September 30, 2016, the Company had depreciation and amortization expense of approximately $16.0 million and $49.2 million, respectively, as compared to approximately $19.6 million and $63.0 million, respectively, for the quarter and nine months ended September 30, 2015.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

3.	Real Estate Investment Properties, net (continued):
The Company evaluates its properties on an ongoing basis, including any changes to intended use of the properties, operating performance of its properties or plans to dispose of assets to determine if the carrying value is recoverable. As described above in Note 1. “Organization and Nature of Business,” management and its board of directors have been actively evaluating various strategic alternatives to provide liquidity to the Company’s stockholders.  On November 2, 2016, as further described below in Note 12. "Subsequent Events," the Company entered into a purchase and sale agreement for the sale of its remaining 36 properties. The Company determined that the book value of certain of its ski and mountain lifestyle properties exceeded the estimated sales price less estimated costs to sell and as a result recorded an impairment provision of approximately $8.1 million as of September 30, 2016.

4.	Assets Held for Sale, net and Discontinued Operations:
Assets Held for Sale, net — The Company had classified seven and six properties as assets held for sale as of September 30, 2016 and December 31, 2015, respectively. The following table presents the net carrying value of the properties classified as held for sale (in thousands):

	September 30, 2016	December 31, 2015
Land and land improvements, net	$14,191	$5,673
Leasehold interests and improvements, net	—	27,184
Building and building improvements, net	74,118	6,352
Equipment, net	222	1,378
Intangibles, net	16,823	—
Restricted cash	—	1,408
Accounts and other receivables, net	—	699
Other Assets	—	25
Total	$105,354	$42,719

Associated Liabilities Held for Sale — As of September 30, 2016, the Company had below market lease intangibles of approximately $7.4 million associated with the assets of its seven ski and mountain lifestyle properties held for sale. There were no associated liabilities held for sale as of December 31, 2015.
As of December 31, 2015, the Company had six properties classified as held for sale. During the nine months ended September 30, 2016, the Company sold its remaining five marina properties and its unimproved land. The Company received aggregate sales proceeds net of closing costs for the sale of these properties of approximately $50.4 million, which resulted in aggregate gains of approximately $10.6 million for financial reporting purposes, of which approximately $0.9 million and $9.7 million was recorded in continuing operations and discontinued operations, respectively. No disposition fee was payable to the Advisor on the sale of the five marina properties or the unimproved land.
On April 1, 2016, as described in Note 6, "Unconsolidated Entities," the Company acquired the remaining 20% interest in the Intrawest Venture, from its co-venture partner and held a combined 100% controlling interest in the Intrawest Venture entities that owned seven ski and mountain lifestyle properties. In addition, upon acquisition the Company agreed to sell these seven properties and as of September 30, 2016, had seven properties classified as held for sale.
The Company accounted for the revenues and expenses related to seven ski and mountain lifestyle properties classified as held for sale (effective April 2016, when they became wholly-owned), and one undeveloped land sold during 2016 as income from continuing operations because the sale of these properties did not cause a strategic shift in the Company nor were the sales considered to have a major impact on the Company’s business. Accordingly, they did not qualify as discontinued operations under ASU 2014-08, which the Company adopted on January 1, 2015.

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
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

4.	Assets Held for Sale, net and Discontinued Operations (Continued):
The following table is a summary of income from discontinued operations for the quarter and nine months ended September 30, 2016 and 2015 (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$—	$12,482	$3,838	$60,496
Expenses	—	(10,286)	(3,189)	(43,774)
Impairment provision	—	—	—	(7,749)
Operating income	—	2,196	649	8,973
Gain on sale of real estate	—	4,266	9,687	210,891
Gain (loss) on extinguishment of debt	—	486	(308)	(2,042)
Gain (loss) on retirement of fixed assets	—	1,024	(1,000)	1,492
Other income (expense)	—	(358)	413	(4,928)
Income from discontinued operations	$—	$7,614	$9,441	$214,386

5.	Intangibles, net:
The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	September 30, 2016 Net Book Value
In place leases	$11,240	$(5,495)	$5,745
Trade name (infinite-lived)	10,297	—	10,297
Total	$21,537	$(5,495)	$16,042

	Gross Carrying Amount	Accumulated Amortization	December 31, 2015 Net Book Value
In place leases	$11,203	$(5,013)	$6,190
Trade name (infinite-lived)	10,297	—	10,297
Total	$21,500	$(5,013)	$16,487
For each of the quarter and nine months ended September 30, 2016 and 2015, the Company had amortization expense of approximately $0.2 million and $0.5 million, respectively, excluding properties that the Company classified as discontinued operations.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

6.	Unconsolidated Entities:
As of December 31, 2015, the Company held an 80% ownership interest in the Intrawest Venture with a carrying value of approximately $73.4 million. The Company had classified its investment in the Intrawest Venture, an unconsolidated entity, as a VIE and concluded it was not the primary beneficiary. As part of the Company's evaluation of strategic alternatives to provide stockholders with liquidity of their investment, as described further in Note 1, "Organization and Nature of Business," the Company initiated the buy-sell process permitted under the partnership agreement of the Intrawest Venture. In July 2015, the co-venture partner of the Intrawest Venture accepted the Company’s offer to acquire the co-venture partner’s 20% non-controlling interest in the Intrawest Venture in accordance with the buy-sell provisions of the Intrawest Venture partnership agreement, subject to satisfaction of certain terms and conditions. Effective April 1, 2016, the Company satisfied the terms and conditions under the buy-sell provisions of the partnership agreement and acquired its co-venture partner's 20% interest in the Intrawest Venture for a nominal amount. In conjunction with the acquisition of the remaining 20% interest, in April 2016, the Company contributed $5.8 million to the Intrawest Venture and the Intrawest Venture used the proceeds and repaid a mezzanine loan from its joint venture partner and related accrued interest of $5.8 million.
The acquisition of the co-venture partner’s 20% non-controlling interest, which resulted in the Company owning a combined 100% controlling interest in the Intrawest Venture, was deemed a VIE reconsideration event and the Company determined that the Intrawest Venture was no longer a VIE. As a result of the Company’s 100% controlling interest in the Intrawest Venture, which owned seven ski and mountain lifestyle properties, the Company began consolidating all of the assets, liabilities and results of operations in the Company's consolidated financial statements effective April 1, 2016. In addition, as part of the Company's evaluation of strategic alternatives, upon acquiring the 20% interest, the Company agreed to sell the seven ski and mountain lifestyle properties, classified them as held for sale and the entities that owned these properties ceased recording depreciation on these seven properties. In May and June 2016, the Company entered into purchase and sale agreements for the sale of the seven ski and mountain lifestyle properties owned by the Intrawest Venture. The expected sales proceeds, net of expected closing costs, approximated the carrying value of the properties. See Note 12, "Subsequent Events" for additional information.
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
The following summarizes the gain that resulted from the change of control in the unconsolidated equity method investment for the nine months ended September 30, 2016 (in thousands):

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

6.	Unconsolidated Entities (Continued):

Fair value of new assets upon acquisition of 20% non-controlling interest and consolidation	$109,504
Less: Investment in unconsolidated entity	(79,479)
Gain on purchase of controlling interest of investment in unconsolidated entity	$30,025
The revenues and net income attributable to the Company's acquisition of the Intrawest Venture were approximately $4.0 million and $1.4 million, respectively, for the quarter ended September 30, 2016 and approximately $7.9 million and $3.9 million, respectively, for the nine months ended September 30, 2016. There were no acquisitions in 2015.
The following table presents the unaudited pro forma results of operations for the Company as if the April 1, 2016 acquisition of the remaining 20% interest in the Intrawest Venture was acquired as of January 1, 2015 (in thousands except per share data):

	(Unaudited)		(Unaudited)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$96,382	$132,103	$206,462	$299,060
Net income	$20,701	$32,990	$65,697	$255,520
Income per share of common stock (basic and diluted)	$0.06	$0.10	$0.20	$0.79
Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	325,183	325,183	325,183
The following tables present financial information for the Company’s investment in the Intrawest Venture, its unconsolidated entity, for the nine months ended September 30, 2016 (which effective April 1, 2016, the Intrawest Venture became wholly-owned by the Company) and for the Company's investments in the Intrawest Venture and DMC Partnership for the quarter and nine months ended September 30, 2015 (in thousands):

	Nine Months Ended September 30, 2016
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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

6.	Unconsolidated Entities (Continued):

	Quarter Ended September 30, 2015
	Intrawest Venture
Revenues	$4,503
Property operating expenses	(2,449)
Depreciation and amortization	(807)
Interest expense and other income (expense)	(476)
Net income (loss)	$771
Income (loss) allocable to other venture partners (2)	$(408)	(3)
Income allocable to the Company (2)	$1,179
Amortization of capitalized costs	(17)
Equity in earnings of unconsolidated entities	$1,162
Distribution declared to the Company	$1,592
Distributions received by the Company	$918

	Nine Months Ended September 30, 2015
	DMC Partnership(4)	Intrawest Venture		Total
Revenues	$10,743	$13,809		$24,552
Property operating expenses	(173)	(7,788)		(7,961)
Depreciation and amortization	(3,038)	(3,375)		(6,413)
Interest expense and other income (expense)	(1,555)	(2,294)		(3,849)
Net income	$5,977	$352		$6,329
Income (loss) allocable to other venture partners (2)	$3,477	$(1,204)	(3)	$2,273
Income allocable to the Company (2)	$2,500	$1,556		$4,056
Amortization of capitalized costs	(25)	(91)		(116)
Equity in earnings of unconsolidated entities	$2,475	$1,465		$3,940
Distribution declared to the Company	$3,698	$6,142		$9,840
Distributions received by the Company	$6,558	$5,093		$11,651

FOOTNOTES:

(1)	In April 2016, the Company acquired its co-venture partner's 20% interest in the Intrawest Venture.

(2)	Income (loss) is allocated between the Company and its venture partner using the hypothetical liquidation book value (“HLBV”) method of accounting.

(3)
This amount includes the venture partner’s portion of interest expense on a loan which the partners made to the venture. These amounts are treated as distributions for the purposes of the HLBV calculation.

(4)	The Company sold its 81.98% interest in the DMC Partnership in April 2015.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

7.	Indebtedness:
Line of Credit — In August 2016, the Company terminated its $100.0 million revolving line of credit.
Mortgages and Other Notes Payable — During the nine months ended September 30, 2016, the Company sold its remaining five marinas properties and used a portion of the net sales proceeds to repay approximately $10.5 million of outstanding indebtedness collateralized by three of the marina properties. In addition, the Company repaid outstanding indebtedness of approximately $18.2 million collaterialized by one attractions property which was scheduled to mature in September 2016 and $8.8 million in scheduled principal payments under its mortgage loans.
The estimated fair market value and carrying value of the Company’s mortgages and other notes payable were approximately $148.3 million and $148.3 million, respectively, as of September 30, 2016. The estimated fair market value of the Company’s debt was determined based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of September 30, 2016 because of the relatively short maturities of the obligations.

8.	Fair Value Measurements:
As of September 30, 2016 and December 31, 2015, the Company’s one hedge qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

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
The Company had seven properties classified as assets held for sale as of September 30, 2016, which were carried at fair value, based on estimated sales price, less costs to sell. The Company had 14 real estate investment properties that were carried at fair value as of December 31, 2015, as a result of writing down the book values of these properties to their estimated fair values based on estimated discounted cash flows and residual values during 2015. The Company had six additional properties that were classified as assets held for sale that were carried at fair value at December 31, 2015, based on estimated sales price less costs to sell. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, appraisal information from an independent appraisal firm affiliated with the independent investment banking firm engaged as our valuation advisor, comparable sales transactions and other information from brokers and potential buyers, as applicable.
The following tables show the fair value of the Company’s financial assets and liabilities carried at fair value as of September 30, 2016 and December 31, 2015, as follows (in thousands):

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

8.	Fair Value Measurements (Continued):

	Fair Value Measurement as of September 30, 2016	Level 1	Level 2	Level 3
Assets:
Assets held for sale	$105,354	$—	$—	$105,354

Liabilities:
Liabilities related to assets held for sale	$7,382	$—	$—	$7,382
Derivative instrument	562	—	562	—
	$7,944	$—	$562	$7,382

	Fair Value Measurement as of December 31, 2015	Level 1	Level 2	Level 3
Assets:
Real estate investment properties, net	$184,061	$—	$—	$184,061
Assets held for sale, net	40,588	—	—	40,588
	$224,649			$224,649
Liabilities:
Derivative instrument	$618	$—	$618	$—

9.	Related Party Arrangements:
For the quarter and nine months ended September 30, 2016 and 2015, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Asset management fees (1)	$3,003	$3,702	$9,292	$15,853
Reimbursable expenses: (2)
Operating expenses	1,111	1,157	3,957	4,286
Total fees earned and reimbursable expenses	$4,114	$4,859	$13,249	$20,139

FOOTNOTES:

(1)
Amounts recorded as asset management fees to Advisor include fees related to properties that are classified as assets held for sale that are included as discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

(2)	Amounts representing operating expenses are recorded as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Amounts due to affiliates for operating expenses described above were approximately $0.4 million as of September 30, 2016 and December 31, 2015.

10.	Stockholders’ Equity:
For each of the nine months ended September 30, 2016 and 2015, the Company declared and paid distributions of approximately $48.8 million ($0.15 per share).

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

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
In October 2016, the Company sold the seven ski and mountain lifestyle properties that were classified as held for sale as of September 30, 2016. The net sales proceeds, after the payment of closing costs, for these properties was approximately $98.0 million, which approximated the net carrying value of the properties. No disposition fee was payable to the Advisor on the sale of these seven properties.
On November 2, 2016, the Company entered into a purchase and sale agreement for the sale of its remaining 36 properties (the "Sale Agreement") for approximately $830.0 million, as previously disclosed on Form 8-K filed on November 2, 2016. In connection with the transaction contemplated by the Sale Agreement, on November 1, 2016, the Company's board approved a plan of liquidation and dissolution (the "Plan of Dissolution"). The Sale Agreement and the Plan of Dissolution will be subject to approval by the Company's stockholders to be held in accordance with the Company's bylaws upon approval by the U.S. Securities and Exchange Commission of a joint prospectus proxy statement relating thereto. The board also declared a special cash distribution of $162.6 million, or $0.50 per share. In addition, in light of the Plan of Dissolution, the Board also approved the suspension of the Company's quarterly cash distribution on its common stock effective as of the fourth quarter distribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion is based on our unaudited condensed consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the quarter and nine months ended September 30, 2016 and 2015 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.
Cautionary Note Regarding Forward-Looking Statements
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the for the quarter and nine months ended September 30, 2016 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
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

GENERAL
CNL Lifestyle Properties, Inc. is a Maryland corporation incorporated on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally lease on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. We defined lifestyle properties as those properties that reflect or are impacted by the social, consumption and entertainment values and choices of our society. When beneficial to our investment structure and as a result of tenant defaults, we engaged third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. We engaged CNL Lifestyle Advisor Corporation (the “Advisor”) as our Advisor to provide management, acquisition, disposition, advisory and administrative services.
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
We currently operate and have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 100% of our REIT taxable income and capital gains to our stockholders and meet other compliance requirements. We are subject to income taxes on taxable income from certain properties operated by third-party managers. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on all of our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our operating results and cash flows. We are organized and believed we had operated in a manner to qualify for treatment as a REIT beginning with the year ended December 31, 2004. In November 2016, we determined that we needed to accrue a provision for income tax in connection with retaining our REIT status, as described further below in "Liquidity and Capital Resources – Uses of Liquidity and Capital Resources." We intend to continue to be organized and to operate so as to remain qualified as a REIT for federal income tax purposes.
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

During 2016 and through November 18, 2016, we had completed the sale of our remaining five marina properties and our unimproved land for more than their carrying value. Additionally, in April 2016 we acquired our co-venture partner’s 20% interest in the Intrawest Venture and subsequently in October 2016, we sold the seven ski and mountain lifestyle properties, which were owned through the Intrawest Venture, at their net carrying value.
As of November 18, 2016, we had a portfolio of 36 lifestyle properties. When aggregated by initial purchase price, the portfolio was diversified as follows: approximately 58% in ski and mountain lifestyle and 42% in attractions properties.
On November 2, 2016, we entered into a purchase and sale agreement for the sale of our remaining 36 properties (the "Sale Agreement") for approximately $830.0 million, as previously disclosed on Form 8-K filed on November 2, 2016. In connection with the transaction contemplated by the Sale Agreement, on November 1, 2016 our board approved a plan of liquidation and dissolution (the "Plan of Dissolution"). The Sale Agreement and the Plan of Dissolution will be subject to the approval by our stockholders to be held in accordance with our bylaws upon approval by the U.S. Securities and Exchange Commission of a joint prospectus proxy statement relating thereto. The board also declared a special cash distribution of $162.6 million, or $0.50 per share. In addition, in light of the Plan of Dissolution, our Board also approved the suspension of our quarterly cash distribution on our common stock effective as of the fourth quarter distribution.

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
The following table illustrates property level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties. We have only included property-level operating performance for consolidated properties (for all periods presented) in the table below. Property-level operating performance from our unconsolidated properties has been excluded because we do not believe it is as relevant and meaningful particularly since we are entitled to receive cash distribution preferences where we receive a stated return on our investment each year ahead of our partners. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We monitor the credit of our tenants by reviewing their rental payment history, timeliness of rent collections, their operational performance on our properties and by monitoring news and industry reports regarding our tenants and their underlying businesses. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented. We have not included performance data on acquisitions or dispositions made from January 1, 2015 through September 30, 2016 because we did not own those properties during the entirety of all periods presented below. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes the performance of properties that are leased to third-party tenants. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

	Number of Properties	Quarter Ended September 30,
		2016		2015		Increase (Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	16	$38,986	$(10,250)	$36,450	$(9,369)	6.96%	(9.40)%
Attractions	20	106,941	49,420	117,686	59,535	(9.13)%	(16.99)%
	36	$145,927	$39,170	$154,136	$50,166	(5.33)%	(21.92)%

	Number of Properties	Nine Months Ended September 30,
		2016		2015		Increase (Decrease)
		Revenue (1)	EBITDA (1)	Revenue (1)	EBITDA (1)	Revenue	EBITDA
Ski and mountain lifestyle	16	$316,191	$95,911	$265,697	$66,637	19.00%	43.93%
Attractions	20	189,950	57,398	199,957	70,893	(5.00)%	(19.04)%
	36	$506,141	$153,309	$465,654	$137,530	8.69%	11.47%

FOOTNOTE:

(1)
Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the quarter ended September 30, 2016 our tenants and managers reported to us a decrease in property-level revenue and EBITDA of 5.33% and 21.92%, respectively, as compared to the same period in the prior year. The decrease in property-level revenues for our attractions properties was primarily caused by several parks in Texas and Washington where unseasonable rain and cool temperatures resulted in lower daily visitation. The decrease in property-level EBITDA was primarily attributable to the decrease in revenues and increases in labor expenses and repairs and maintenance expenses.
Overall, for the nine months ended September 30, 2016, our tenants and managers reported to us an increase in property-level revenue and EBITDA of 8.69% and 11.47%, respectively, as compared to the same period in the prior year. The increase in property-level revenue was primarily attributable to our ski and mountain lifestyle properties. Results of the 2015/16 winter season through September 30, 2016 reflect varying performance between our Western and Northeastern ski resorts, with further distinction between northern and southern resorts within those larger geographic areas. In the West, our resorts in Northern California, the Pacific Northwest, and British Columbia performed exceptionally well due to a generally strong start to the season, coupled with numerous well-timed snowstorms throughout the winter, bringing ample snowfall to ski areas in those regions. In the Pacific Northwest, one of our resorts set an all-time skier visit record, while another one of our resorts set an all-time revenue mark. At the opposite end in Southern California, one of our properties did not see the above-average snowfall typical of the El Niño weather pattern forecasted for this year, and was forced to close in late February despite having an improved season-to-date compared to the prior two winters. Resorts in the Tahoe region of Northern California once again saw a more normalized snowfall pattern and performed well throughout the season. Our resorts in the Rocky Mountain region had robust performance from start to finish, with one of our resorts benefiting from additional visitation by destination guests to Utah’s Wasatch Mountains. In the Northeast, warmer temperatures, considerable rain and significantly less snowfall than average, constrained skier visits throughout New England, particularly at those resorts in southern Vermont, southern New Hampshire, and Massachusetts. The remaining three resorts located in northern New Hampshire and Maine fared better once colder temperatures arrived in January and snowmaking efforts commenced in earnest, drawing skier visits from other resorts in the more southerly parts of New England which were not able to provide a consistent on-snow experience.
As for our attractions properties, most of our attractions properties concluded their peak operations.  Some parks offer holiday events through the fall and winter, but generally, our operations are mostly complete for the waterparks by the close of the third quarter. Through September 30, 2016, the parks continued a softened revenue trend that lingered through the close of September with revenues down 5% to the prior year.  Revenue decreases were primarily caused by several parks in Texas and Washington where unseasonable rain and cool temperatures resulted in lower daily visitation. The decrease to prior year in property-level EBITDA is caused mainly by the decrease in revenues and minimum wage increases.
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
Tenant Workouts, Bad Debt Expense and Loan Provisions
As described above under "Our Exit Strategy," on November 2, 2016 we entered into a purchase and sale agreement for the sale of our remaining 36 properties and in connection therewith we determined that the carrying value of certain properties exceeded the estimated sales price less costs to sell. As a result, at September 30, 2016, we recorded approximately $8.1 million of impairment provisions to write down the book values of certain properties to estimated fair values based on estimated sales price from a third party buyer less costs to sell.
During 2015, we restructured the leases with one tenant relating to three attractions properties and reduced 2016 rents due, including percentage rent, by approximately $1.0 million. Also during 2015, one of our ski tenants with two leases on properties in the Pacific-Northwest continued to experience financial difficulties, and was unable to pay rent due to lower operating results from the continued low levels of snow accompanied by unusually warm weather during the 2014/2015 ski season. As a result, during the quarter and nine months ended September 30, 2015, we reserved their outstanding rent related receivables and recorded bad debt expense of approximately $3.3 million and $8.1 million, respectively, due to uncertainty of collectability. Snowfall levels improved in the fourth quarter of 2015, and this tenant has paid rental amounts related to the 2015/2016 ski season that started in the fall of 2015.
During the nine months ended September 30, 2015, the borrower relating to one mortgage receivable continued to experience financial difficulties. Additionally, we entered into an agreement to receive an early repayment of one of our other mortgage receivables. We recorded the mortgage receivables at their net realizable values at September 30, 2015 and in conjunction therewith, recorded loan loss provisions of $21 thousand and $9.4 million, respectively, during the quarter and nine months ended September 30, 2015. Subsequently in 2015, we received early repayment for both of our mortgage receivables at their discounted amounts.

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

	Nine Months Ended September 30,
	2016	2015
Cash at beginning of period	$83,544	$136,985
Cash provided from (used in):
Operating activities	$95,031	$80,940
Investing activities	42,192	824,922
Financing activities	(88,525)	(732,036)
Effect of foreign currency translation on cash	(11)	(85)
Cash at end of period	$132,231	$310,726

Sources of Liquidity and Capital Resources
Operating Activities. Net cash provided from operating activities increased approximately $14.1 million or 17.4% for the nine months ended September 30, 2016 as compared to the same period in 2015. The improvement in cash from operating activities for the nine months ended September 30, 2016 as compared to same period in 2015 is primarily attributable to a reduction in interest expense due to repayments of indebtedness and a decrease in asset management fees, partially offset by a reduction in operating income, due to the sale of 22 properties subsequent to September 30, 2015
Proceeds from Sales of Real Estate and an Unconsolidated Entity. As described above in “Our Exit Strategy”, we engaged Jefferies to assist management and our board of directors in actively evaluating various strategic opportunities including the sale of our assets. During the nine months ended September 30, 2016, we received aggregate net sales proceeds of approximately $50.5 million primarily from the sale of the remaining five marina properties and our unimproved land. During the nine months ended September 30, 2015, we received aggregate net sales proceeds of approximately $757.9 million from the sale of 38 senior housing properties and one attractions property. We also received net sales proceeds of approximately $139.5 million from the sale of our 81.98% interest in the DMC Partnership, an unconsolidated entity. We used the net sales proceeds from these sales to pay down indebtedness, as further described below under “Uses of Liquidity and Capital Resources - Indebtedness.”
Distributions from Unconsolidated Entities. We were entitled to receive quarterly cash distributions from our unconsolidated entities to the extent there was cash available to distribute. In April 2015, we sold our 81.98% interest in the DMC Partnership to our co-venture partner, as described above. On April 1, 2016, we acquired the remaining 20% non-controlling interest from our co-venture partner of the Intrawest Venture, in accordance with the buy-sell provisions of the Intrawest Venture partnership agreement. As a result of owning a combined 100% controlling interest in the Intrawest Venture, we began consolidating all of the assets, liabilities and results of operations of the Intrawest Venture. During the nine months ended September 30, 2016, we received distributions of approximately $1.1 million from the Intrawest Venture, as compared to approximately $11.7 million from the Intrawest and DMC Partnership for the same period of 2015. We did not own any investments in unconsolidated entities effective April 2016 and will no longer receive distributions from unconsolidated entities in the future.
Cash Assumed through Purchase of Controlling Interest of Investment in Unconsolidated Entity. As described above in "General - Our Exit Strategy," in April 2016 we purchased our co-venture partner’s 20% interest in the Intrawest Venture for a nominal amount. As part of the acquisition, we assumed approximately $11.9 million in cash and cash equivalents.
Uses of Liquidity and Capital Resources
Provision for Income Tax. During the fourth quarter of 2016, we determined that five tenants from whom we receive leasehold income may be viewed for federal income tax purposes as the same party who also serves as an eligible third-party manager, also known as an “independent contractor” (within the meaning of section 856(d)(3) of the Code) on our behalf with respect to two properties for which we previously made an election pursuant to applicable Treasury Regulations to treat such properties as “foreclosure property.” If, because of the relationship between the tenant entities and the independent contractor entities, we are viewed as deriving or receiving income from the independent contractor, that could affect our compliance with the federal income tax rules applicable to REITs. The “foreclosure property” elections would have terminated and, as of the first day following such terminations, the gross income we derive from such properties would not be qualifying income under the gross income tests that are applicable to REITs. In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income. The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is "due to reasonable cause and not due to willful neglect" and the REIT complies with certain disclosure and filing requirements. In general, a failure is considered due to reasonable cause and not due to willful neglect if the REIT exercised ordinary business care and prudence in attempting to satisfy the gross income requirements. Such care and prudence must be exercised both at the time each transaction is entered into by the REIT and at any later time when the REIT determines that any prior transaction may result in the receipt of nonqualified income which reasonably can be expected to result in a violation of the gross income requirements. A REIT that qualifies for the savings clause will retain its REIT status but may be required to pay a tax under section 857(b)(5) of the Code and related interest. We intend to pursue the available relief under such savings clause and believe we satisfy the requirement that such failure was due to reasonable cause and not willful neglect. Nonetheless, we intend to seek confirmation from the applicable district director at the IRS that any such failure to satisfy the gross income tests was due to reasonable cause, though we can give no assurances that the IRS will provide such confirmation as applied to this particular set of facts and circumstances. In the event that the IRS determines that the relief under the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates resulting in higher taxes for the Company for years 2014, 2015 and 2016, and we could be prevented from re-electing REIT status until 2019. In the event that the IRS were to determine that we were not eligible for such relief, there could be a material adverse effect on our business financial condition and results of operations.
As a result of not being able to satisfy the gross income test described above, at September 30, 2016, we accrued an income tax liability of approximately $12.8 million plus approximately $0.2 million in related interest, to reflect our belief that we qualify for the “savings clause” discussed above. The amount accrued represents the estimated liability and interest, which remains subject to final resolution and therefore is subject to change. One of the above reference properties was sold in 2015 and we intend to re-structure the ownership and/or operations of the other property prior to December 31, 2016, but in no event later than the month prior to material non-qualifying revenue being received, in such a manner as to allow the Company to satisfy the REIT gross income tests during 2017. Accordingly, we will continue to accrue interest on the income taxes, for which accrual will continue in 2017, and intend to pay the tax provision plus accrued interest by or in March 2017. Other than the interest, assuming that the IRS determines that the Company qualified for relief under the "savings clause," we do not expect to incur tax expense associated with a failure of the REIT gross income tests in future periods commencing January 1, 2017.
Indebtedness. Subject to our goal of providing liquidity to our shareholders, we have and may borrow money to fund ongoing enhancements to our portfolio, pay certain related fees and, prior to the suspension of our distribution policy on November 1, 2016, to cover periodic shortfalls between distributions paid and cash flows from operating activities to avoid distribution volatility. See “Distributions” below for additional information. In many cases, we have pledged our assets in connection with such borrowings. As part of our Exit Strategy, as described above in "General - Our Exit Strategy," during 2014 and 2015 we sold approximately 104 properties for aggregate net sales proceeds of approximately $1.4 billion and repaid approximately $1.2 billion of indebtedness.
During the nine months ended September 30, 2016, we repaid $10.5 million relating to the outstanding indebtedness collateralized by three of the marina properties that were sold, $18.2 million in early repayment of indebtedness related to one attractions property scheduled to mature in September 2016 and $8.8 million in scheduled principal payments under our mortgage loans. During the nine months ended September 30, 2015, we paid $10.9 million in scheduled principal payments under our mortgage loans. We also used net sales proceeds from the sales of real estate and our interest in an unconsolidated entity and repaid $135.0 million of outstanding indebtedness collateralized by the senior housing properties sold, repaid $63.8 million of outstanding indebtedness collateralized by two attractions properties and one ski and mountain lifestyle property, repaid all of our senior unsecured notes with an outstanding principal amount of $318.3 million at a premium of 103.625%, and repaid $152.5 million of our revolving line of credit. In August 2016, we terminated our $100.0 million revolving line of credit which matured in August 2016. As of September 30, 2016, our leverage ratio, calculated as total indebtedness over total assets, was approximately 15%.
Capital Expenditures. During the nine months ended September 30, 2016 and 2015, we funded approximately $21.8 million and $35.8 million respectively, in capital improvements at our properties. The decrease in amounts funded for capital improvements is primarily attributable to the sale of 22 properties subsequent to September 30, 2015.
Investments in Unconsolidated Entities. As described above in "General – Our Exit Strategy," on April 1, 2016, as part of acquiring the remaining 20% interest from our co-venture partner during the nine months ended September 30, 2016, we contributed approximately $5.8 million to the Intrawest Venture and the Intrawest Venture used the proceeds and repaid a mezzanine loan from its joint venture partner and related accrued interest of $5.8 million. During the nine months ended September 30, 2015, we contributed approximately $54.6 million to the Intrawest Venture and the Intrawest Venture repaid two mortgage loans of approximately $54.6 million, which matured in January 2015 and June 2015. Upon acquiring, for a nominal amount, the remaining interest in the Intrawest Venture, which owned seven ski and mountain lifestyle properties, we began consolidating all of the assets, liabilities and results of operations in our consolidated financial statements effective April 1, 2016. Effective April 2016, we did not own any investments in unconsolidated joint ventures.
Related Party Arrangements. Our Advisor receives asset management fees of 0.075% monthly of average invested assets. Amounts incurred relating to these transactions were approximately $9.3 million and $15.9 million, including amounts recorded in discontinued operations in the accompanying condensed consolidated financial statements, for the nine months ended September

30, 2016 and 2015, respectively. Our Advisor and its affiliates were also entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our operating activities. Reimbursable expenses for the nine months ended September 30, 2016 and 2015 were approximately $4.0 million and $4.3 million, respectively. Of these amounts, approximately $0.4 million are included in due to affiliates in the unaudited condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.
Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended September 30, 2016 and 2015, operating expenses did not exceed the Expense Cap.
Distributions. We declared and paid distributions on a quarterly basis through September 30, 2016. The amount of distributions declared to our stockholders was determined by our board of directors and was dependent upon a number of factors, including:

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
During each of the nine months ended September 30, 2016 and 2015, we paid $48.8 million in distributions. Our cash flows from operating activities covered 100% of distributions paid for each of the nine months ended September 30, 2016 and 2015.
As discussed above under "General – Our Exit Strategy," on November 1, 2016 our board declared a special cash distribution of $162.6 million, or $0.50 per share. In addition, in light of the Plan of Dissolution, our Board approved the suspension of our quarterly cash distribution on our common stock effective as of the fourth quarter distributions. We will not pay quarterly distributions going forward.
The following table presents total distributions declared including cash distributions and distributions per share for the quarter and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

			Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Cash Flow From Operating Activities (1)
2016 Quarter
First	$0.0500	$16,259	$31,215
Second	0.0500	16,260	19,074
Third	0.0500	16,259	44,742
Total	$0.1500	$48,778	$95,031

2015 Quarter
First	$0.0500	$16,259	$36,075
Second	0.0500	16,259	6,074
Third	0.0500	16,259	38,791
Total	$0.1500	$48,777	$80,940

FOOTNOTES:

(1)
Cash flows from operating activities calculated in accordance with GAAP were not necessarily indicative of the amount of cash available to pay distributions. The Board also used other measures such as FFO and MFFO in order to evaluate the level of distributions.

Our cash flows from operating activities will fluctuate due to the seasonality of certain properties. As such, cash flows from operating activities increased during the third quarter as a result of the peak seasonal period of our attractions properties.

As a result of approval by our board of directors to suspend our quarterly cash distribution policy, we will not declare or issue any further distributions on our common stock.

RESULTS OF OPERATIONS
As of September 30, 2016 and 2015, we had invested in 43 and 65 properties, respectively, through the following investment structures:

	September 30,
	2016	2015
Wholly-owned:
Leased properties(1)	31	24
Managed properties (2)	12	33
Unimproved land (3)	—	1
Unconsolidated joint ventures (1)
Leased properties	—	7
	43	65

FOOTNOTES:

(1)
Upon acquisition of our co-venture partner's 20% interest in April 2016, we owned a 100% controlling interest in the entities that own seven properties and presented these seven properties under wholly-owned leased properties. These properties were classified as held for sale as of September 30, 2016, and subsequently sold in October 2016.

(2)
Under applicable tax regulations, certain properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of September 30, 2016, all of our managed properties were temporarily managed. As of September 30, 2015, 29 properties were temporarily managed and four properties were indefinitely managed under management agreements. As of September 30, 2016 and 2015, wholly-owned managed properties are as follows:

	September 30,
	2016	2015
Ski & mountain lifestyle	—	1
Attractions	12	15
Marinas	—	17
	12	33

(3)	In June 2016, we sold our unimproved land.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.
Rental income from operating leases. Rental income for the quarter and nine months ended September 30, 2016 increased by approximately $4.1 million and $13.0 million, as compared to the same periods in 2015. Rental income for the quarter and nine months ended September 30, 2016 from our ski and mountain lifestyle properties increased approximately $4.0 million and $7.9 million, respectively, related to the addition of seven properties we now wholly own after we completed the acquisition of our co-venture partner's 20% interest in the Intrawest Venture in April 2016. Additional billings permitted under our leases calculated as a percentage of ski property level operating revenues generated by our tenants increased by approximately $5.8 million during the nine months ended September 30, 2016, as compared to the same period of the prior year, primarily as a result of favorable weather conditions during the peak ski season. Our ski properties in the Pacific Northwest had all-time record low snow conditions for the 2014/2015 ski season, but saw increased revenues for the 2015/2016 ski season due to snowfall returning to more normalized levels in the Pacific Northwest due to a pronounced El Nino effect. However, the same weather phenomenon caused a snow drought and record warm temperatures on the East Coast negatively impacting the 2015/2016 ski season for our properties located in the East. Rental income from our attractions properties declined by approximately $1.4 million and $2.3 million for the quarter and nine months ended September 30, 2016, respectively, as compared to the same periods of 2015, primarily due to amending certain leases, which resulted in lower rents due under the leases, as described further above in “General — Tenant Workouts, Bad Debt Expense and Loan Provisions.” The following information summarizes the rental income from operating leases and base rents for our properties excluding properties that have been classified as discontinued operations (in thousands):

	Quarter Ended September 30,		$ Change	% Change
Properties Subject to Operating Leases	2016	2015
Ski and mountain lifestyle	$25,187	$19,695	$5,492	27.89%
Attractions	8,482	9,879	(1,397)	(14.14)%
Total	$33,669	$29,574	$4,095	13.85%

	Nine Months Ended September 30,		$ Change	% Change
Properties Subject to Operating Leases	2016	2015
Ski and mountain lifestyle	$83,632	$68,315	$15,317	22.42%
Attractions	22,013	24,310	(2,297)	(9.45)%
Total	$105,645	$92,625	$13,020	14.06%

As of September 30, 2016 and 2015, the weighted-average lease rate for our portfolio of wholly-owned leased properties (excluding assets held for sale) was 10.0% and 10.2%, respectively. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio may fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.
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

	Quarter Ended September 30,		$ Change	% Change
Properties Operated by Third-Party Managers	2016	2015
Ski and mountain lifestyle	$—	$16,571	$(16,571)	(100.00)%
Attractions	62,713	81,330	(18,617)	(22.89)%
Total	$62,713	$97,901	$(35,188)	(35.94)%

	Nine Months Ended September 30,		$ Change	% Change
Properties Operated by Third-Party Managers	2016	2015
Ski and mountain lifestyle	$—	$44,548	$(44,548)	(100.00)%
Attractions	96,074	146,597	(50,523)	(34.46)%
Total	$96,074	$191,145	$(95,071)	(49.74)%
As of September 30, 2016 and 2015, we had a total of 12 and 16 managed properties (excluding properties that we classified as discontinued operations), respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The decrease in property operating revenues is primarily due to the sale of four attraction properties and the Omni Mt. Washington Resort, our one managed ski and mountain lifestyle property, during the first half of 2015.
Interest income on mortgages and other notes receivable. For the quarter and nine months ended September 30, 2015, we earned interest income of approximately $0.1 million and $1.5 million, respectively. There was no interest income on mortgages and other notes receivable during the quarter and nine months ended September 30, 2016, as all of our notes receivables were collected during 2015.
Property operating expenses. Property operating expenses decreased primarily due to the sale of four attraction properties and the Omni Mt. Washington Resort, our one managed ski and mountain lifestyle property, during the first half of 2015. The following information summarizes the expenses of our properties that are operated by third-party managers (in thousands):

	Quarter Ended September 30,		$ Change	% Change
Properties Operated by Third-Party Managers	2016	2015
Ski and mountain lifestyle	$—	$12,357	$(12,357)	(100.00)%
Attractions	33,389	44,174	(10,785)	(24.41)%
Total	$33,389	$56,531	$(23,142)	(40.94)%

	Nine Months Ended September 30,		$ Change	% Change
Properties Operated by Third-Party Managers	2016	2015
Ski and mountain lifestyle	$—	$34,730	$(34,730)	(100.00)%
Attractions	72,032	111,795	(39,763)	(35.57)%
Total	$72,032	$146,525	$(74,493)	(50.84)%
Asset management fees to advisor. Monthly asset management fees equal to 0.075% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the quarter and nine months ended September 30, 2016, asset management fees to our Advisor were approximately $3.0 million and $9.1 million, respectively, as compared to approximately $3.7 million and $12.2 million, respectively, for the quarter and nine months ended September 30, 2015. The decrease in such fees is primarily attributable to a decrease in invested assets under management due to the sale of 55 properties in 2015 and six properties in 2016.
General and administrative. General and administrative expenses totaled approximately $2.9 million and $10.8 million for quarter and nine months ended September 30, 2016, as compared to $3.0 million and $11.5 million, respectively, for the quarter and nine months ended September 30, 2015. The decrease in general and administrative expenses is primarily the result of a reduction in legal, accounting and other professional services necessary to account and report on a declining portfolio of assets due to asset sales as a result of our exit strategy, as described above in “General — Our Exit Strategy.”
Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the quarter and nine months ended September 30, 2016, ground lease and land permit fees were approximately $2.3 million and $8.7 million, respectively, as compared to $2.4 million and $7.8 million, respectively, for the quarter and nine months ended September 30, 2015. The increase in ground leases and permit fees is primarily due to additional billings permitted under our leases calculated as a percentage of ski property level operating revenues generated by our tenants.
Other operating expenses. Other operating expenses were approximately $4.1 million and $10.1 million for each of the quarter and nine months ended September 30, 2016, respectively, as compared to $1.7 million and $4.9 million for the quarter and nine months ended September 30, 2015. The increase during the quarter and nine months ended September 30, 2016, is primarily attributable to expenses related to seven properties effective with the April 1, 2016 acquisition of our co-venture partner's 20% interest in the Intrawest Venture as described above in "General - Our Exit Strategy," and an increase in repair and maintenance expenses related to our properties subject to operating leases.

Bad debt (recovery) expense. Bad debt recovery totaled $(0.2) million and $(18.0) thousand for the quarter and nine months ended September 30, 2016, as compared to expense of approximately $3.3 million and $8.1 million for the quarter and nine months ended September 30, 2015, respectively. As described above in “General — Tenant Workouts, Bad Debt Expense and Loan Provisions”, during 2015, one of our ski tenants with two leases on properties in the Pacific-Northwest experienced financial difficulties as a result of lower operating results from the low levels of snow accompanied by unusually warm weather. No bad debt expense was recorded related to this tenant during the quarter and nine months ended September 30, 2016 because snowfall levels improved in the fourth quarter of 2015, and this tenant has paid rental amounts related to the current ski season that started in the fall of 2015.
Loan loss provision. Loan loss provision was approximately $21.0 thousand and $9.4 million for the quarter and nine months ended September 30, 2015, as described in "General - Tenant Workouts, Bad Debt Expenses and Loan Provisions." This related to two borrowers of our mortgage note receivables who continued to experience financial difficulties and we recorded the loans at their net realizable values at September 30, 2015. All mortgage and notes receivables were collected in full during 2015. Accordingly. there was no loan loss provision during the quarter and nine months ended September 30, 2016.
Impairment provision. Impairment provision was approximately $8.1 million for each of the quarter and nine months ended September 30, 2016. As described above in "General – Tenant Workouts, Bad Debt Expense and Loan Provisions," we entered into a purchase and sale agreement and adjusted the net carrying value of certain properties to the estimated sales price, less estimated closing costs. Impairment provision was approximately $1.4 million for each of the quarter and nine months ended September 30, 2015, which related to an adjustment to the net carrying value of our undeveloped land due to a revised estimated sale price, less estimated closing costs.
Depreciation and amortization. Depreciation and amortization expenses were approximately $16.2 million and $49.7 million for the quarter and nine months ended September 30, 2016, respectively, as compared to $19.8 million and $63.5 million for the quarter and nine months ended September 30, 2015, respectively. Depreciation and amortization expenses decreased primarily due to a lower depreciable basis of certain of our properties as a result of impairment provisions recorded in December 2015 and as a result of five properties that were sold in 2015 that did not qualify as discontinued operations.
Interest and other (expense) income. Interest and other (expense) income was approximately ($0.1 million) and $1.0 million for the quarter and nine months ended September 30, 2016, respectively, as compared to $0.3 million and $1.1 million for the quarter and nine months ended September 30, 2015, respectively.
Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $2.7 million and $8.4 million for the quarter and nine months ended September 30, 2016, respectively, as compared to $3.2 million and $23.9 million for the quarter and nine months ended September 30, 2015. The decrease is primarily attributable to repayment of approximately $621.9 million in 2015 related to our senior unsecured notes, line of credit and other indebtedness.
Loss on extinguishment of debt. Losses on extinguishment of debt were approximately $25 thousand for each of the quarter and nine months ended September 30, 2016. For the nine months ended September 30, 2015, the loss on extinguishment of debt was approximately $21.1 million. The losses incurred during the nine months ended September 30, 2015 related to the early repayments of our senior unsecured notes and certain loans during 2015. Loss on extinguishment of debt included legal fees incurred with the transaction, prepayment penalty fees and the write-off of unamortized bond issue costs and loan costs.
Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings (loss) from our unconsolidated entities (in thousands):

	Quarter Ended September 30,		$ Change	% Change
	2016	2015
DMC Partnership	$—	$—	$—	—%
Intrawest Venture	—	1,162	(1,162)	(100.00)%
Total	$—	$1,162	$(1,162)	(100.00)%

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
DMC Partnership	$—	$2,475	$(2,475)	(100.00)%
Intrawest Venture	1,290	1,465	(175)	(11.95)%
Total	$1,290	$3,940	$(2,650)	(67.26)%

As described above in "Liquidity and Capital Resources - Distributions from Unconsolidated Entities," in April 2015 we sold our 81.98% interest in the DMC Partnership and on April 1, 2016, we acquired our co-venture partner’s 20% non-controlling interest in the Intrawest Venture, which resulted in a combined 100% controlling interest in the Intrawest Venture. As a result, we began consolidating all of the results of operations of the Intrawest Venture. We did not own any investments in unconsolidated entities as of September 30, 2016 and will not record equity in earnings going forward.
Gain from purchase of controlling interest in investment in unconsolidated entity. Gain from purchase of the remaining 20% interest in our Intrawest Venture effective April 1, 2016, was approximately $30.0 million for the nine months ended September

30, 2016. We did not acquire any interests in unconsolidated entities during the quarter ended September 30, 2016 or the quarter and nine months ended September 30, 2015.
Gain (loss) on sale of real estate. Gain (loss) on sale of real estate from continuing operations was approximately $0.9 million for the nine months ended September 30, 2016 and approximately ($1.1 million) and $26.5 million for the quarter and nine months ended September 30, 2015, respectively. The gain (loss) on sale of real estate relates primarily to the sale of our unimproved land during 2016 and one of our attractions properties during 2015.
Gain from sale of unconsolidated entity. Gain from sale of our interest in the DMC Partnership, our unconsolidated entity, was approximately $39.3 million for the nine months ended September 30, 2015. We did not sell any interest in unconsolidated entities during 2016.
Income tax provision. Income tax provision was approximately $3.1 million for each of the quarter and nine months ended September 30, 2016, as compared to $8.4 million and $9.1 million for the quarter and nine months ended September 30, 2015, respectively. The income tax provision was recorded as a result of our potential failure to satisfy the gross income tests applicable to REITs, as further described in Note 2, "Significant Accounting Policies – Revision to Previously Issued Financial Statements" of Item 1. "Financial Statements."
Discontinued operations. Income from discontinued operations was approximately $9.4 million for the nine months ended September 30, 2016, as compared to $214.4 million for the nine months ended September 30, 2015. There was no income from discontinued operations for the quarter ended September 30, 2016, as compared to $7.6 million for the quarter ended September 30, 2015. The results of operations of five marinas properties and 50 senior housing and marinas properties owned during the nine months ended September 30, 2016 and 2015, respectively, are reflected in discontinued operations for all periods presented. In addition, income from discontinued operations included gains on sale of assets of $9.7 million for the nine months ended September 30, 2016 from the sale of five properties and gains on sale of assets of $210.9 million during the nine months ended September 30, 2015 from the sale of 38 properties. See Note 4. “Assets Held for Sale, net and Discontinued Operations” for additional information.
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

The following table presents a reconciliation of net income or loss to FFO and MFFO for the quarter and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$20,701	$32,121	$64,418	$251,066
Adjustments:
Net gain on sale of real estate investment (1)
Continuing operations	167	1,064	(1,182)	(26,528)
Discontinued operations	—	(5,290)	(9,025)	(212,383)
Gain on purchase of controlling interest of investment in unconsolidated entity (2)
Continuing operations	—	—	(30,025)	—
Gain on sale of unconsolidated entity (3)
Continuing operations	—	—	—	(39,252)
Impairment of real estate assets (4)
Continuing operations	—	1,428	—	1,428
Discontinued operations	—	—	—	7,749
Depreciation and amortization
Continuing operations	16,237	19,807	49,694	63,463
Net effect of FFO adjustment from unconsolidated entities(2)(3)(5)	—	824	766	4,721
Total funds from operations	37,105	49,954	74,646	50,264
Straight-line adjustments for leases and notes receivable (6)
Continuing operations	5,841	6,277	2,571	1,958
Loss on early extinguishment of debt (7)
Continuing operations	25	—	25	21,065
Discontinued operations	—	(486)	308	2,042
Amortization of above/below market intangible assets and liabilities and lease incentives
Continuing operations	(23)	(19)	1	(57)
Loan loss provision (8)
Continuing operations	—	21	—	9,369
Write-off of lease related costs (9)
Continuing operations	8,142	—	8,142	—
Realized loss on the extinguishment of cash flow hedge (7)
Continuing operations	—	—	—	180
Accretion of discounts/amortization of premiums
Continuing operations	—	—	—	1
MFFO adjustments from unconsolidated entities: (2)(3)(5)
Straight-line adjustments for leases and notes receivable (6)
Continuing operations	—	68	105	338
Amortization of above/below market intangible assets and liabilities
Continuing operations	—	(8)	(8)	(4)
Modified funds from operations	$51,090	$55,807	$85,790	$85,156
Weighted average number of shares of common stock Outstanding (basic and diluted)	325,183	325,183	325,183	325,183
FFO per share (basic and diluted)	$0.11	$0.15	$0.23	$0.15
MFFO per share (basic and diluted)	$0.16	$0.17	$0.26	$0.26

FOOTNOTES:

(1)	Net gain on sale of real estate investment includes gain on insurance proceeds and loss on retirement of property.

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

(9)
Management believes that adjusting for write-offs of lease related assets is appropriate because they are non-cash adjustments that may not be reflective of our ongoing operating performance. During each of the quarter and nine months ended September 30, 2016, we recorded impairment provisions totaling approximately $8.1 million for deferred rent from prior GAAP straight-lining adjustments.

Off-Balance Sheet and Other Arrangements
As of December 31, 2015, we had an 80% interest in the Intrawest Venture. In April 2016, we acquired the remaining 20% interest from our co-venture partner and own 100% of the Intrawest Venture. No off balance sheet arrangements existed as of September 30, 2016.

Commitments, Contingencies and Contractual Obligations
Contractual Obligations
As of September 30, 2016, our contractual obligations were not materially different from the amounts reported for the year ended December 31, 2015. See “Indebtedness” above for additional information. See our annual report on Form 10-K for the year ended December 31, 2015 for a summary of our contractual obligations.
Contingent Commitments
The following tables present our contingent commitments and the related payments due by period as of September 30, 2016.

	Payments Due by Period (in thousands)
	2016	2017-2018	2019-2020	Thereafter	Total
Capital improvements (1)	$3,908	$—	$—	$—	$3,908

FOOTNOTE:

(1)
We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Note 2, "Significant Accounting Policies" within Item 1. "Financial Statements" and our annual report on Form 10-K for the year ended December 31, 2015 for a summary of our Significant Accounting Policies.

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
The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2016	2017	2018 (4)	2019 (4)	2020 (4)	Thereafter	Total	Fair Value
Fixed-rate debt	$913	$85,653	$284	$284	$285	$—	$87,419	$87,720
Variable-rate debt (2)	1,063	52,560	437	6,799	—	—	60,859	60,602
	$1,976	$138,213	$721	$7,083	$285	$—	$148,278	$148,322

	2016	2017	2018	2019	2020	Thereafter	Total
Weighted average fixed interest rate of maturities	4.20%	6.08%	(4)	(4)	(4)	—	6.00%
Average interest rate on variable debt (3)	LIBOR + 3.50%	LIBOR+ 3.51%	LIBOR + 3.30%	LIBOR + 3.30%	—	—

FOOTNOTES:

(1)
The fair value of our fixed-rate debt was determined using discounted cash flows based on market interest rates as of September 30, 2016. We determined market rates through discussions with our existing lenders pricing our loans with similar terms and current rates and spreads.

(2)	As of September 30, 2016, some of our variable-rate debt in mortgages and notes payable was hedged.

(3)	The 30-day LIBOR rate was approximately 0.53% at September 30, 2016.

(4)	We have a $1.4 million loan that is non-interest bearing.
Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.1 million for the nine months ended September 30, 2016. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 21st day of November, 2016.

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

101
The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.