Form 10-K
period 2016-12-31
CNL LIFESTYLE PROPERTIES INC
filed 2017-03-27
CIK 1261159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________

FORM 10-K

___________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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
___________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	Not applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
(Title of class)
___________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There is currently no established market for the registrant’s shares of common stock. Based on the estimated net asset value per share of the registrant’s common stock of $3.05 per share at June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market of stock by non-affiliates as of 6/30/2016 was approximately $992 million.
As of March 16, 2017, there were 325,182,969 shares of the registrant’s common stock outstanding.
___________________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
[Intentionally left blank]

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
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
As part of Our Exit Strategy described below, in November 2016, we entered into a purchase and sale agreement for the sale of our remaining 36 properties (the "Sale Agreement") for approximately $830.0 million, as previously disclosed on Form 8-K filed on November 2, 2016. In connection with the transaction contemplated by the Sale Agreement, in November 2016, our board of directors approved a plan of liquidation and dissolution (the "Plan of Dissolution") and also approved the suspension of our quarterly cash distribution on our common stock effective as of the fourth quarter distribution.

At a special meeting of the stockholders held on March 24, 2017, our stockholders approved:

▪
the sale of all of our remaining properties (the “Sale”) to EPR Properties, a Maryland real estate investment trust (“EPR”), and Ski Resort Holdings LLC, a Delaware limited liability company affiliated with Och-Ziff Real Estate(“SRH”), pursuant to the Sale Agreement and

▪	the Plan of Dissolution, including our complete liquidation and dissolution contemplated thereby, subject to the approval of the Sale and following the closing of the Sale.
We expect to close the Sale in the second quarter of 2017, at which time we will receive approximately $830 million, which is estimated to be paid (i) approximately $183 million in cash, subject to adjustment in accordance with the terms of the Sale Agreement and (ii) approximately $647 million of common stock, par value $0.01 per share, of beneficial interest of EPR (“EPR common shares”). The number of EPR common shares to be received by us will be determined by dividing approximately $647 million by the volume weighted average price per EPR common share on the New York Stock Exchange (the “NYSE”) for the ten business days ending on the second business day before the closing of the Sale (the “Closing VWAP”), provided that (i) if the Closing VWAP is less than $68.25, then the calculation will be made as if the Closing VWAP were $68.25 and (ii) if the Closing VWAP is greater than $82.63, then the calculation will be made as if the Closing VWAP were $82.63. We anticipate distributing to stockholders the EPR common shares (and a portion of the cash consideration after repayment of associated liabilities) within two weeks after the closing.
Upon consummation of the Sale, we will transfer all of our remaining properties to EPR and SRH, as applicable, and we will continue to exist as a separate legal entity until our subsequent liquidation and dissolution pursuant to the Plan of Dissolution.
Our Exit Strategy
We began a process of evaluating strategic alternatives in an effort to provide stockholders with liquidity of their investment. In connection with these objectives, in March 2014, we engaged Jefferies LLC ("Jefferies") and formed a special committee comprised solely of our independent directors to assist management and the board of directors in actively evaluating various strategic opportunities. In connection with this process, between 2014 and 2015, we sold 104 properties and also sold our 81.98% interest in the DMC Partnership, an unconsolidated joint venture that owned and operated the Dallas Market Center (the “DMC Partnership”), for aggregate net sales proceeds of approximately $1.516 billion. We used the net sales proceeds from the sale of these properties to repay indebtedness during 2014 and 2015. In accordance with our undertaking to provide stockholders with partial liquidity, we also used a portion of net sales proceeds received from the sale of properties during the year ended December 31, 2015 to make a special distribution to stockholders of approximately $422.7 million during December 2015.
During 2016, we completed the sale of our remaining five marina properties and our unimproved land for more than their carrying value. Additionally, in April 2016 we acquired our co-venture partner’s 20% interest in the Intrawest Venture and subsequently in October 2016, we sold the seven ski and mountain lifestyle properties, which were owned through the Intrawest Venture, for approximately their net carrying value. As of December 31, 2016, we held ownership interests in 36 properties.
As described above, in November 2016, we entered into the Sale Agreement for the Sale of our remaining 36 properties for approximately $830.0 million. In connection with the transaction contemplated by the Sale Agreement, in November 2016, our board of directors approved the Plan of Dissolution. The board of directors also declared and paid a special cash distribution of approximately $162.6 million, or $0.50 per share, during November 2016. In addition, in light of the Plan of Dissolution, our board of directors also approved the suspension of our quarterly cash distribution on our common stock effective as of the fourth quarter 2016 distribution.
As of March 16, 2017, when aggregated by initial purchase price, the portfolio of 36 properties is diversified as follows: approximately 58% in ski and mountain lifestyle and 42% in attractions. These assets consist of 16 ski and mountain lifestyle properties and 20 attractions properties with the following investment structure:

Wholly-owned: (1)
Leased properties	24
Managed properties	12
36

FOOTNOTE:

(1)	Our real estate investment portfolio is geographically diversified with properties in 18 states and one Canadian province.
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
Financial information about geographic areas. We have one consolidated property, Cypress Mountain, located in British Columbia, Canada, which generated total rental income of approximately $5.9 million, $5.1 million and $6.3 million during the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2015 and through March 31, 2016, we also owned interests in two other properties located in Canada through the Intrawest joint venture that generated a combined equity in earnings (loss) of approximately $0.3 million, $0.9 million and ($0.1) million during the quarter ended March 31, 2016 and the years ended December 31, 2015 and 2014, respectively. On April 1, 2016, we acquired the remaining 20% interest in the Intrawest joint venture and upon acquisition we began consolidating the results of operations of the two properties located in Canada in our consolidated financial statements. These two properties located in Canada were subsequently sold in October 2016. During the period April 2016 through October 2016, these two properties generated total rental income of approximately $2.7 million.
The remainder of our net income was generated from properties or investments located in the United States.
Our leases and ventures. Our leases are usually structured as triple-net leases which means our tenants are generally responsible for repairs, maintenance, property taxes, ground lease or permit expenses (where applicable), utilities and insurance for the properties that they lease.
The weighted-average lease rate of our consolidated properties subject to long-term triple-net leases as of December 31, 2016 was approximately 10%. This rate was based on the weighted-average annualized straight-lined base rent due under our leases. We typically structure our leases to provide for the payment of a minimum annual base rent with periodic increases in base rent over the lease term. In addition, our leases typically provide for the payment of percentage rent based on a percentage of gross revenues generated at the property over certain thresholds. Within the provisions of our leases, we also generally require the payment of capital improvement reserve rent. Capital improvement reserve rents are paid by the tenant, are generally based on a percentage of gross revenue of the property and are set aside by us for capital improvements, replacements and other capital expenditures at the property. These amounts are and will remain our property during and after the term of the lease and help maintain the integrity of our assets.
Our leases are generally long-term in nature (generally five to 20 years with multiple renewal options). Some of our tenants operate more than one of our properties with the leases being cross-defaulted. As of December 31, 2016, we have 24 consolidated properties structured as triple-net leases with the average lease expiration of approximately 13 years. We have eight leases scheduled to expire in 2026. None of our other leases are scheduled to expire within the next 10 years.
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
Our joint ventures. We entered into joint ventures in which our partners subordinate their returns to our minimum return. As of December 31, 2015, we had a total of seven properties, under leased structure, owned through our 80% interest in an unconsolidated joint venture. In April 2016, the Company satisfied the terms and conditions under the buy-sell provisions of the partnership agreement and acquired its co-venture partner's 20% interest in the Intrawest Venture for a nominal amount, agreed to sell the seven leased properties and sold the seven properties in October 2016.
Seasonality. Many of the asset classes in which we have invested experience seasonal fluctuations due to the nature of their business, geographic location, climate and weather patterns. As a result, these businesses experience seasonal variations in revenues that may require our operators to supplement operating cash from their properties in order to be able to make scheduled rent payments to us. We have structured the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy operating period.
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
Seasonality also directly impacts certain of our properties where we engage independent third-party operators to manage on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties. As of December 31, 2016, we had a total of 12 wholly-owned managed attractions properties.
Significant tenants. During the year ended December 31, 2016, we had one tenant who generated more than 10% of total revenues from continuing operations. This tenant operates seven of our ski and mountain lifestyle properties and represented approximately $43.1 million of our consolidated revenues from continuing operations.
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
Our articles of incorporation also provide for the Company’s voluntary termination and dissolution by the affirmative vote of a majority of our shares of stock outstanding and entitled to vote. Under Maryland law, the Company’s voluntary termination and dissolution must also be declared advisable by a majority of the entire board of directors. As described above, in November 2016, our board of directors approved our Plan of Dissolution and on March 24, 2017, our stockholders approved our Plan of Dissolution.
Financial Information About Industry Segments
We have determined that we operate in one business segment, real estate ownership, which consists of investing in and owning a diversified portfolio of real estate primarily within the United States. We view, manage and evaluate all of our lifestyle properties homogeneously as one collection of assets with a common goal to maximize revenues and property income regardless of the type (ski and attractions) or ownership structure (leased or managed). Our chief operating decision maker reviews all of our properties as one consolidated portfolio and does not drive resource allocation decisions based on individual property or groups of properties. Accordingly, we do not report segment information.
Advisory Services
Under the terms of the advisory agreement, our Advisor is responsible for our day-to-day operations, administers our bookkeeping and accounting functions, serves as our consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders other services as the board of directors deems appropriate. In addition, the Advisor engages and contracts with certain of its affiliates to provide services and personnel to the Company. In exchange for these services, our Advisor is entitled to receive certain fees from us. For supervision and day-to-day management of our properties, our Advisor receives an asset management fee, which is payable monthly, based on the total real estate asset value of our properties as defined in the advisory agreement (exclusive of acquisition fees and acquisition expenses), and the amount invested in any other permitted investments as of the end of the preceding month.
In addition, we reimburse our Advisor for all of the costs it incurs in connection with the administrative services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters (the “Expense Year”) exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”). For the Expense year ended December 31, 2016, 2015 and 2014, operating expenses did not exceed the Expense Cap.
Legal and Regulatory Considerations
General. Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that each of our properties as of December 31, 2016 had the necessary permits and approvals to operate its business.
Americans with Disabilities Act. Our U.S. properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We are not aware of any material noncompliance with the ADA at our properties. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect. See Item 1A. “Risk Factors – Real Estate and Other Investment Risks – Certain of our properties are subject to environmental liabilities that could significantly impact our return from the properties and the success of our ventures.”
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
Insurance. We maintain, or cause operators to maintain, insurance including, but not limited to, liability, fire, wind, earthquake, and business income coverage on all of our properties that are not being leased on a triple-net basis under various policies. We select policy specifications, insured limits and self-insured retention limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our company’s management, our properties that are not being leased on a triple-net basis are currently adequately insured. We do not carry insurance for generally uninsured losses such as loss from war or nuclear reaction. Certain of our properties are located in areas known to be seismically active. See “Risk Factors—Real Estate and Other Investment Risks—Potential losses may not be covered by insurance.”
Employees
We are externally managed and as such we do not have any employees.
Available Information
CNL Financial Group, LLC (our “Sponsor” or “CNL”) maintains a web site at www.cnllifestylereit.com containing additional information about our business, and a link to the U.S. Securities and Exchange Commission ("SEC") web site (www.sec.gov). We make available free of charge on our web site, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities

Exchange Act of 1934, as amended, as soon as reasonably practical after we file such material, or furnish it to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.
The contents of our web site are not incorporated by reference in, or otherwise a part of, this report.

Item 1A.	RISK FACTORS
Risks Related to the Sale and the Plan of Dissolution
Failure to complete the Sale on a timely basis or at all may result in us discontinuing our business and operations and/or reducing the assets available for distribution to our stockholders.
On November 2, 2016, we entered into a sale agreement (the "Sale Agreement") with EPR Properties (“EPR”) and Ski Resort Holdings LLC, a company affiliated with Och-Ziff Real Estate (together with EPR, the “Purchasers”), pursuant to which we will sell all of our remaining properties for consideration consisting of cash and EPR common shares (the “Sale”). Upon the completion of the Sale, we plan to undergo a dissolution process (the “Dissolution” and, together with the Sale, the “Proposed Transactions”) conducted pursuant to a plan of liquidation and dissolution (the “Plan of Dissolution”). On March 24, 2017, our stockholders approved the Sale Agreement and the Plan of Dissolution at the special stockholders meeting. However, certain conditions precedent to the consummation of the Sale Agreement must be satisfied to complete the sale.
If the Sale is not completed on a timely basis or at all for any reason, we could be subject to a number of material risks, including that:

▪	we may be unable to dispose of our assets for an aggregate amount equal to or exceeding our liabilities and obligations;

▪	we may be unable to secure additional capital or enter into an alternative business combination transaction;

▪	we may be unable to refinance our existing debt when it becomes due;

▪	we would still be required to pay expenses incurred in connection with the Sale, including financial advisory, legal and accounting fees; and

▪
we may be required, under certain circumstances, to pay a termination fee of $25 million, plus reimbursement of actual out of pocket expenses, up to $10 million, incurred by the Purchasers, as described in the Sale Agreement.

The occurrence of any of the above events would impair our ability to conduct our operations and business and may force us to discontinue our operations altogether. Furthermore, if the Sale is not consummated, the board of directors will have to review other alternatives to provide stockholders with liquidity, which may not occur in the near term or on terms as attractive as the terms of the Sale.
The Sale is subject to a number of conditions and the failure to satisfy any of these conditions would jeopardize our ability to complete the Sale.
The completion of the Sale is subject to numerous closing conditions, some of which are out of our control, including the following:

▪	the approval of the NYSE listing of the EPR common shares to be issued in the Sale;

▪	the receipt of forest service permits and ground lessor consents;

▪	the accuracy of the representations and warranties of the parties contained in the Sale Agreement at and as of the closing of the Sale (subject to certain materiality qualifiers);

▪	the performance in all material respects of each party’s obligations under the Sale Agreement required to be performed by it on or prior to the closing date of the Sale;

▪	the absence of a material adverse effect on the entities and assets being acquired by the Purchasers, and the absence of a material adverse effect on either of the Purchasers; and

▪	the receipt of certain notices and/or orders under the Investment Canada Act.
We cannot be certain when we will be able to satisfy the other closing conditions or whether we will be able to satisfy them at all. Furthermore, we cannot be certain whether or when the Purchasers will be able to satisfy the closing conditions. If any of these conditions are not satisfied or waived prior to September 15, 2017, it is possible that the Sale Agreement may be terminated. Although we and the Purchasers have agreed in the Sale Agreement to use reasonable best efforts, subject to certain limitations, to complete the Sale as promptly as possible, these and other conditions to the completion of the Sale may fail to be satisfied. We cannot guarantee that the Sale will be completed. If the Sale is not completed, we may have a need for additional capital to operate our business. Without the proceeds from the Sale, we would have to significantly curtail our operations to continue to achieve our investment objectives, which measures may still not provide sufficient capital or other resources, unless we were able to obtain substantial additional financing. We believe that our ability to raise such capital through such additional financing is very limited. See “-Financing Related Risks” below.
Uncertainty regarding the Sale could adversely affect our business and operations.
Because the Sale is subject to several closing conditions (as described above), uncertainty exists regarding the completion of the Sale. This uncertainty may cause some tenants, vendors/suppliers or others to delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Sale is consummated.  Similarly, the current and prospective employees of our Advisor may experience uncertainty about their future roles following the closing of the Sale which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Sale. In addition, due to operating restrictions in the Sale Agreement, we may be unable, without the other Purchasers’ consent, during the pendency of the Sale, to pursue certain strategic transactions, undertake certain capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.
Pursuing the Plan of Dissolution may cause us to fail to qualify as a REIT, which would dramatically lower the amount of our liquidating distributions.
For so long as we qualify as a REIT and distribute all of our taxable income, we generally are not subject to U.S. federal income tax. Although the our board of directors does not presently intend to terminate our REIT status prior to the final distribution of our assets and our dissolution, our board of directors may take actions pursuant to the Plan of Dissolution that would result in such a loss of REIT status. Upon the final distribution of our assets and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions in pursuit of the Plan of Dissolution may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Dissolution. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in connection with that process, we may recognize ordinary income in excess of the cash received. The REIT rules require us to pay out a large portion of our ordinary income in the form of a dividend to our stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we were unable to borrow to fund the required dividend or find another way to meet the REIT distribution requirements, we may cease to qualify as a REIT. While we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

▪	not be allowed a deduction for dividends paid to stockholders in computing our taxable income;

▪	be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates;

▪	be subject to increased state and local taxes; and

▪	be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four subsequent taxable years.
As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for distribution to our stockholders.
Our board of directors may abandon or delay implementation of the Plan of Dissolution even if it is approved by our stockholders.
Our board of directors has adopted and approved the Plan of Dissolution for the liquidation and dissolution of the Company following the closing of the Sale. Nevertheless, our board of directors may terminate the Plan of Dissolution for any reason. This power of termination may be exercised both before and after the approval of the Plan of Dissolution by our stockholders, up to the time that the articles of dissolution have been accepted for record by the State Department of Assessments and Taxation of Maryland. Notwithstanding approval of the Plan of Dissolution by our stockholders, the board of directors may modify or amend the Plan of Dissolution without further action by the our stockholders to the extent permitted under then current law. Following completion of the Sale, we will continue to exist as a public company until we are dissolved. Although our board of directors has no present intention to pursue any alternative to the Plan of Dissolution, our board of directors may conclude either that its duties under applicable law require it to pursue business opportunities that present themselves or that abandoning the Plan of Dissolution is otherwise in the best interests of the Company and our stockholders. If our board of directors elects to pursue any alternative to the Plan of Dissolution, our stockholders may not receive any of the consideration currently estimated to be available for distribution to them pursuant to the Sale and the Plan of Dissolution.
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
In certain circumstances, we have engaged third-party managers to operate properties on our behalf as a result of tenant defaults. In these situations, we recognize the properties’ operating revenues and expenses in our consolidated financial statements and we may be subject to more direct operating risk. In addition, certain of our managed properties are seasonal in nature due to geographic location, climate and weather patterns. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating season. Our consolidated operating results will fluctuate quarter to quarter depending on the number and types of properties being managed by third-party operators and the seasonal results of those properties.
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
The financial performance of certain properties in our portfolio depends in part on a number of factors relating to or affecting discretionary consumer spending for the types of services provided by businesses operated on these properties. Unfavorable local, regional, or national economic developments or uncertainties regarding future economic prospects have reduced in the past and may reduce in the future consumer spending in the markets where we own properties and have adversely affected certain of our tenants’ businesses. As a result, certain of our tenants have experienced declines in operating results, and a number of our tenants have modified the terms of certain of their leases with us. Any continuation of such events that leads to lower spending on lifestyle activities could impact our tenants’ ability to pay rent and may also adversely affect the operating results we recognize from the properties where we have engaged third party managers to operate on our behalf, thereby having a material adverse effect on our operating results and our ability to pay amounts due on our indebtedness.
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
The following external factors, as well as other factors beyond our control, may reduce the value of our properties, the ability of tenants to pay rent on a timely basis or the amount of the rent to be paid:

▪	changes in general or local economic or market conditions;

▪	the pricing and availability of debt, operating lines of credit or working capital;

▪	increased costs of energy, insurance or products;

▪	increased costs and shortages of labor;

▪	increased competition;

▪	quality of management;

▪	failure by a tenant to meet its obligations under a lease;

▪	bankruptcy of a tenant or borrower;

▪	the ability of an operator to fulfill its obligations;

▪	limited alternative uses for properties;

▪	changing consumer habits;

▪	condemnation or uninsured losses;

▪	changing demographics; and

▪	changing government regulations including tax policies.
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
Adverse weather conditions may damage certain properties we own and/or reduce our operators’ ability to make scheduled rent payments to us.
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
Ski resorts and related properties and other types of properties in our portfolio are specific-use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors, such as our ski properties, become unprofitable for our tenant or operator due to industry competition, a general deterioration of the applicable industry or otherwise, such that the tenant becomes unable to meet its obligations under its lease, then we may have great difficulty re-leasing the property and the liquidation value of the property may be substantially less than would be the case if the property were readily adaptable to other uses. Should any of these events occur, our income and cash available to pay our indebtedness, and the value of our property portfolio, could be materially reduced.
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
Financing Related Risks
Borrowing creates risks.
We have borrowed money to acquire assets, to preserve our status as a REIT, or for other corporate purposes. We generally mortgage or put a lien on one or more of our assets in connection with any borrowing. We also have obtained long-term financing. We may not borrow more than 300% of the value of our net assets without the approval of a majority of our independent directors and are required to disclose the borrowing and to explain to our stockholders in our first quarterly report after such approval. Borrowing may be risky if the cash flow from our properties and other permitted investments is insufficient to meet our debt obligations. If we mortgage assets or pledge equity as collateral and we cannot meet our debt obligations, then the lender could take the collateral, and we would lose the asset or equity and the income we were deriving from the asset.
Our debt agreements may contain restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders and from making other types of payments and investments.
Loan documents we enter into may contain covenants that limit our ability to further mortgage a property or affect other operational policies. Such limitations would hamper our flexibility and may impair our ability to achieve our operating plans.
Disruption or volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, if at all.
The global and U.S. economy have shown some signs of improvement in recent years, however, concerns continue to exist about the strength of the recovery. If mortgage debt is limited or if we are unable to obtain favorable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we risk being unable to refinance our existing debt upon maturity.
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
Increases in interest rates could increase the amount of our debt payments.
We have borrowed money that bears interest at a variable rate; and from time to time, we may incur mortgage loans or refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to pay amounts due on our indebtedness.
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
Tax Related Risks
We may be subject to the prohibited transactions tax on the sale of our properties.
So long as we continue to qualify as a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. “Prohibited transactions” are sales of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from ordinary retailing activities. The Internal Revenue Code of 1986, as amended (the “Code”), provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether or not we obtain stockholder approval of the Plan of Dissolution, the gain we realize on the Sale may be treated as income attributable to a prohibited transaction and subject to a 100% tax. Whether property is held primarily for sale to customers in the ordinary course of a REIT’s trade or business depends on all the facts and circumstances surrounding the particular transaction. We do not believe it should be viewed as having held any of such properties as inventory or otherwise primarily for sale to customers, and as such, do not believe that the Sale should be subject to the 100% tax. However, we can give no assurances that the Internal Revenue Service (the “IRS”) will not disagree and contend that one or more of these sales is subject to the 100% tax.
Pursuing the Plan of Dissolution may cause us to be subject to U.S. federal income tax, which would reduce the amount of our liquidating distributions.
We are generally not subject to U.S. federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to U.S. federal income tax to the extent that our taxable income exceeds the amount of dividends paid to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. While we intend to make distributions to our stockholders sufficient to avoid the imposition of any U.S. federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay U.S. federal income and excise taxes. The cost of borrowing or the payment of U.S. federal income and excise taxes would reduce the funds available for distribution to our stockholders.
We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes.
We believe that we have been organized and have operated, and intend to continue to be organized and to operate, in a manner that will enable us to meet the requirements for qualification and taxation as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2004. In November 2016, we determined that we needed to accrue a provision for income tax in connection with retaining our REIT status. See Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Provision for Income Taxes," for more information. A REIT generally must distribute to its stockholders at least 90% of its taxable income each year, excluding net capital gains, and meet other compliance requirements. To the extent that a REIT does not distribute all of its net capital gain or distributes at least 90%, but less than 100%, of its taxable income, it will be subject to tax on the undistributed amounts at regular corporate tax rates. We have not requested, and do not plan to request, a ruling from the IRS stating that we qualify as a REIT. Our qualification as a REIT will depend on our continuing ability to meet highly technical and complex requirements concerning, among other things, the ownership of our outstanding shares of common stock, the nature of our assets, the sources of our income, the amount of our distributions to stockholders and the filing of TRS elections. No assurance can be given that we qualify or will continue to qualify as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT. If we fail to qualify as a REIT, for any taxable year (i) we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income for that year at regular corporate rates, (ii) unless entitled to relief under relevant statutory provisions, we will be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our REIT status, and (iii) we will not be allowed a deduction for distributions made to stockholders in computing our taxable income. Therefore, if we fail to qualify as a REIT, the funds available to pay amounts due under our indebtedness may be reduced substantially for each of the years involved.
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
Our TRSs will pay U.S. federal, state and local income taxes on their net taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed. We anticipate that the aggregate value of the stock and securities of our TRSs will be less than 20% (for taxable years beginning after December 31, 2017) of the value of our total assets (including the stock and securities of our TRSs). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the ownership limitations applicable to TRSs. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above. While we believe our leases have customary terms and reflect normal business practices and that the rents paid thereto reflect market terms, there can be no assurance that the IRS will agree.
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
Our organizational documents permit us to make distributions from any source, including cash flows from operating activities, proceeds from the sale of assets, borrowings from affiliates and other persons in anticipation of future net operating cash flow, which may be unsecured or secured by our assets, and proceeds of equity offerings. For the years ended December 31, 2016 and 2015, 43% of distributions were funded from cash flows from operating activities and 57.4% were funded from proceeds from the sale of real estate properties. For the years ended December 31, 2014 and 2012, 7.9% and 46.3%, respectively, of distributions were funded from borrowings. For the year ended December 31, 2013, 100.0% of distributions were funded from cash flows from operating activities.
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
On December 6, 2016, we publicly announced a new estimated net asset value ("NAV") as of November 30, 2016 of $2.10 per share after taking into account the proposed Sale and the payment of the special distribution to our stockholders on or about November 14, 2016. This estimated NAV per share represents the low end of the range of the estimated distributions receivable by our stockholders pursuant to the Plan of Dissolution announced by the Company on November 2, 2016. In determining the NAV per share, the board of directors considered various analyses and information including appraisals of our real estate assets by an independent appraisal firm affiliated with the independent investment banking firm that was engaged as our valuation advisor. The valuation methodologies used by the appraisal firm to value our real estate assets involve subjective judgments regarding such factors as discounted and terminal capitalization rates applied in the appraisals, estimates of future net operating income and unlevered cash flow for the properties and estimated net proceeds from the sale of the properties used in the discounted cash flow analysis within the appraisals. In addition, the appraisals and the board of directors took into account pending purchase prices for assets currently under contract or expected to be under contract and market indications of value derived from our strategic alternatives process. The value of our debt liabilities was estimated by our advisor by discounting the required payments under the Company’s debt agreements using the estimated amortized balance of the loans as of the liquidation date assumed in the valuation. The valuation analyses performed are not necessarily indicative of actual values, trading values or actual future results of the Company’s real estate assets, debt liabilities and common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the valuation report. The analyses do not purport to reflect the prices at which the properties may actually be sold and such estimates are inherently subject to uncertainty. The actual value of the Company’s common stock may vary significantly depending on numerous factors that generally impact the price of securities, the financial condition of the Company and the state of the real estate industry more generally, including what a third-party would be willing to pay for the assets. There will be no retroactive adjustment in the valuation of the assets, the price of our shares of common stock or the price we paid to redeem shares of our common stock to the extent such valuations prove to not accurately reflect the true estimate of value. There will be no retroactive change to fees paid or payable to the advisor and the managing dealer. Prior to the time we began estimating our NAV per share, the price you paid for our common stock in our equity offerings was based on a number of factors, including what we believed investors would pay for our shares, estimated fees to be paid to third parties, to our Advisor and its affiliates, the expenses of our public offering and the funds we believed should be available for us to invest in properties, loans and other permitted investments. You may have paid more than realizable value for your investment.
Our estimated NAV per share is not subject to GAAP, will not be independently audited and will involve subjective judgments by parties involved in valuing our assets and liabilities.
Our methodology and our NAV per share are not subject to GAAP and will not be subject to independent audit. Our estimated NAV per share may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Our estimated NAV per share is based, in part, on estimates of the values of our properties, consisting principally of illiquid real estate and other assets, and liabilities as of November 30, 2016. The valuation methodologies used by the independent investment banking firm retained by our board of directors to estimate the value of our properties, and the estimated NAV per shares as of November 30, 2016, involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct.
The estimated NAV per share as of November 30, 2016 is not intended to be related to any analysis of individual asset values performed for financial statement purposes nor to the values at which individual assets may be carried on financial statements under GAAP. Accordingly, you will be relying entirely on our board of directors to adopt an appropriate valuation methodology and approve an appropriate estimated NAV per share, which may not correspond to realizable value upon a sale of our assets.
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
Thomas K. Sittema serves as our vice-chairman and as a director of our board of directors and concurrently serves as chairman and director of the boards of directors for CNL Healthcare Properties, Inc., CNL Growth Properties, Inc. and CNL Healthcare Properties II, Inc.
There will be competing demands on our officers and directors and they may not devote all of their attention to us which could have a material adverse effect on our business and financial condition.
Two of our directors, James M. Seneff, Jr. and Thomas K. Sittema are also officers and/or directors of our advisor and other affiliated entities and may experience conflicts of interest in managing us because they also have management responsibilities for other companies including companies that may invest in some of the same types of assets in which we may invest. In addition, substantially all of the other companies that they work for are affiliates of us and/or our advisor. For these reasons, all of these individuals will share their management time and services among those companies and us, and will not devote all of their attention to us and could take actions that are more favorable to the other companies than to us.

In addition, Stephen H. Mauldin, our president and chief executive officer, and our other officers serve as officers of, and devote time to, CNL Healthcare Properties, Inc., a public non-traded REIT, and CNL Healthcare Properties II, Inc., a corporation that intends to operate as a REIT (“CHP II”). Mr. Mauldin also serves as president and chief executive officer, and Tammy J. Tipton, our chief financial officer and treasurer, serves as chief financial officer and treasurer, and other officers may serve as officers of, and devote time to CNL Growth Properties, Inc., a public non-traded REIT. Mr. Mauldin, Ms. Tipton and other of our executive officers serve as officers of, and devote time to, other companies which may be affiliated with us in the future. These officers may experience conflicts of interest in managing us because they also have management responsibilities for CNL Healthcare Properties, Inc., CNL Growth Properties, Inc. and CHP II. For these reasons, these officers will share their management time and services between those entities and us, and will not devote all of their attention to us and could take actions that are more favorable to those entities than to us.
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
Although our advisory agreement was amended in March 2014 to reduce asset management fees and eliminate acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, we continue to pay our advisor and its affiliates substantial fees. These fees could influence their advice to us, as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with our advisor and its affiliates; and
•borrowings to acquire assets, which increase the asset management fees payable to our advisor.
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
As of December 31, 2016, through various limited partnerships and limited liability companies, we had invested in 36 real estate investment properties. As of March 16, 2017, our remaining portfolio, when aggregated by initial purchase price, was diversified as follows: approximately 58% in ski and mountain lifestyle and 42% in attractions. The following tables set forth details about our property holdings by asset class (in thousands):

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2016	Initial Purchase Price	Date Acquired
Ski and Mountain Lifestyle
Brighton Ski Resort—(1) Brighton, Utah	1,050 skiable acres, seven lifts; permit and fee interests	$18,667	$35,000	1/8/2007
Crested Butte Mountain Resort—(1) Mt. Crested Butte, Colorado	1,167 skiable acres, 16 chairlifts; permit and leasehold interests	—	41,000	12/5/2008
Cypress Mountain—(1) West Vancouver, BC, Canada	600 skiable acres, nine lifts; permit interests	—	27,500	5/30/2006
Gatlinburg Sky Lift—(1) Gatlinburg, Tennessee	Scenic chairlift; leasehold interest	—	19,940	12/22/2005
Jiminy Peak Mountain Resort—(1) Hancock, Massachusetts	167 skiable acres, nine lifts; fee interest	7,648	27,000	1/27/2009
Loon Mountain Resort—(1) Lincoln, New Hampshire	370 skiable acres, 12 lifts; leasehold, permit and fee interests	14,779	15,539	1/19/2007
Mount Sunapee Mountain Resort—(1) Newbury, New Hampshire	233 skiable acres, 11 lifts leasehold interest	—	19,000	12/5/2008
Mountain High Resort—(1) Wrightwood, California	290 skiable acres, 59 trails, 14 lifts; permit interest	—	45,000	6/29/2007
Northstar-at-Tahoe Resort— Truckee, California	3,170 skiable acres, 20 lifts; permit and fee interests	37,505	80,097	1/19/2007
Okemo Mountain Resort—(1) Ludlow, Vermont	655 skiable acres, 19 lifts; leasehold interest	—	72,000	12/5/2008
Sierra-at-Tahoe Resort—(1) Twin Bridges, California	2,000 skiable acres, 14 lifts; permit and fee interest	13,864	39,898	1/19/2007
Sugarloaf Mountain Resort—(1) Carrabassett Valley, Maine	1,230 skiable acres, 14 lifts; fee and leasehold interest	—	26,000	8/7/2007
Summit-at-Snoqualmie Resort—(1) Snoqualmie Pass, Washington	1,981 skiable acres, 24 lifts; permit and fee interest	25,764	34,466	1/19/2007
Stevens Pass— Skykomish, Washington	1,125 skiable acres, 10 chairlifts; fee interest and special use permit	11,407	20,475	11/17/2011
Sunday River Resort—(1) Newry, Maine	820 skiable acres, 15 lifts; leasehold, permit and fee interest	—	50,500	8/7/2007
The Village at Northstar— Lake Tahoe, California	79,898 leasable square feet	—	36,100	11/15/2007
		$129,634	$589,515
Attractions
Adventure Landing—(1) Pineville, North Carolina	Miniature golf course, batting cages, bumper boats and go-karts	$—	$7,378	10/6/2006
Camelot Park—(1) Bakersfield, California	Miniature golf course, go-karts, batting cages and arcade; fee and leasehold interest	—	948	10/6/2006
Darien Lake—(1) Buffalo, New York	978-acre theme park and waterpark	—	109,000	4/6/2007
Frontier City—(1) Oklahoma City, Oklahoma	113-acre theme park	—	17,750	4/6/2007

Name and Location	Description	Mortgages and Other Notes Payable as of December 31, 2016	Initial Purchase Price	Date Acquired
Funtasticks Fun Center—(1) Tucson, Arizona	Miniature golf course, go-karts, batting cages, bumper boats and kiddie land with rides	—	6,424	10/6/2006
Hawaiian Falls-Garland— Garland, Texas	11-acre waterpark; leasehold interest	—	6,318	4/21/2006
Hawaiian Falls-The Colony— The Colony, Texas	12-acre waterpark; leasehold interest	—	5,807	4/21/2006
Magic Springs and Crystal Falls Water and Theme Park—(1) Hot Springs, Arkansas	70-acre theme park and waterpark	1,421	20,000	4/16/2007
Mountasia Family Fun Center—(1) North Richland Hills, Texas	Two miniature golf courses, go-karts, bumper boats, batting cages, paintball fields and arcade	—	1,776	10/6/2006
Myrtle Waves Water Park—(1) (2) Myrtle Beach, South Carolina	2-acre theme park; leasehold interest	—	7,900	4/25/2014
Pacific Park— Santa Monica, California	2-acre theme park; leasehold interest	—	34,000	12/29/2010
Rapids Waterpark—(1) Riviera Beach, Florida	30-acre waterpark	15,531	51,850	6/29/2012
Wet ‘n’ Wild Palm Springs—(1) Palm Springs, California	21-acre waterpark	—	15,601	8/12/2013
Wet ‘n’ Wild Splashtown— Houston, Texas	53-acre waterpark	—	13,700	4/6/2007
Waterworld— Concord, California	23-acre waterpark; leasehold interest	—	10,800	4/6/2007
Wet ’n’ Wild Hawaii—(1) Kapolei, Hawaii	29-acre waterpark; leasehold interest	—	25,800	5/6/2009
Wet’n’ Wild Phoenix—(1) Glendale, Arizona	35-acre waterpark	—	33,000	11/26/2013
White Water Bay— Oklahoma City, Oklahoma	21-acre waterpark	—	20,000	4/6/2007
Wild Waves Theme Park—(1) Seattle, Washington	67-acre theme park and waterpark; leasehold interest	—	31,750	4/6/2007
Zuma Fun Center—(1) Houston, Texas	Miniature golf course, batting cages, bumper boats and go-karts	—	4,883	10/6/2006
		$16,952	$424,685
		$146,586	$1,014,200

FOOTNOTES:

(1)
As of December 31, 2016, we had recorded impairment provisions related to these properties. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impairment provisions” for additional information.

(2)	In April 2014, we foreclosed on an attractions property that served as collateral on one of our mortgage notes receivable.

Item 3.	LEGAL PROCEEDINGS
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

Item 4.	MINE SAFETY DISCLOSURE
None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is no established public trading market for our common stock, therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.
On August 22, 2013, we adopted a valuation policy (the “Valuation Policy”) consistent with Investment Program Association, a trade association for non-listed direct investment vehicles (“IPA”), Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, which was issued by the IPA in April 2013 (the “IPA Guidelines”).
Background and Conclusion
To assist our board of directors and the valuation committee, which is comprised solely of the Company’s independent directors (the “Valuation Committee”), in establishing the estimated 2016 net asset value (the “2016 NAV”) per share of the Company’s common stock as of November 30, 2016 (the “Valuation Date”), the Advisor prepared an analysis (the “Valuation Analysis”) based on the gross aggregate purchase price of $830.0 million set forth in the Sale Agreement as well as cash on hand and other adjustments. The Advisor provided the Valuation Analysis to the Valuation Committee and the board of directors.
The Valuation Committee and the board of directors reviewed the Valuation Analysis and considered the material assumptions relating thereto. Upon due consideration, on December 5, 2016 the Valuation Committee recommended to the board of directors, and the board of directors subsequently approved, an estimated 2016 NAV as of November 30, 2016 of $2.10 per share. The 2016 NAV deviates from our valuation policy which requires valuation as of December 31 each year and from the recommendations and methodologies of the IPA by including estimated costs and fees to consummate the transactions under the Sale Agreement and the Plan of Dissolution. The 2016 NAV is an Advisor-led interim valuation based on the execution of the Sale Agreement and related events.
Valuation Methodologies
In preparing the Valuation Analysis, the Advisor utilized the following:

•	the Sale Agreement;

•
the Company’s balance sheet as of September 30, 2016, as adjusted for estimated contingencies, costs and operations based on an estimated closing date under the Sale Agreement of March 31, 2017 and the Plan of Dissolution by year end 2017; and

•	the Company’s reports filed with the SEC.
The value of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets.
Recent Sales of Unregistered Securities
None.
Secondary Sales of Registered Shares between Investors
For the years ended December 31, 2016 and 2015, we are aware of transfers of 1,396,067 and 3,316,329 shares between investors, respectively. We are not aware of any other trades of our shares. The following table reflects, for each calendar quarter, the high, the low and the average sales prices for transfers of shares between investors during 2016 and 2015 of which we are aware, net of commissions:

	2016
	High	Low	Average
First quarter	$4.10	$1.59	$2.80
Second quarter	$4.67	$1.25	$2.21
Third quarter	$10.00	$1.10	$2.14
Fourth quarter	$4.86	$0.70	$1.72

	2015
	High	Low	Average
First quarter	$6.85	$4.00	$4.47
Second quarter	$6.85	$2.50	$4.02
Third quarter	$4.29	$2.50	$2.99
Fourth quarter	$6.85	$2.50	$3.99
Distributions
We declared and paid distributions to stockholders on a quarterly basis through November 2016. In November 2016, as part of entering into the Sale Agreement to sell our remaining 36 properties, our board of directors approved the suspension of our quarterly cash distributions on our common stock effective as of the fourth quarter of 2016. The amount of distributions declared to our stockholders through the suspension of our quarterly cash distribution was determined by our board of directors and was dependent upon a number of factors, including:

•
Sources of cash available for distribution such as expected cash flows from operating activities, Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”), on a rolling 12 month basis; and

•
Other factors such as the reduced earnings base and cash flow from the disposition of properties as part of our Exit Strategy, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

During 2014, our board of directors declared quarterly distributions of $0.10625 per share. In March 2015, our board of directors reduced distributions per share to $0.05 on a quarterly basis due to selling our golf portfolio and other individual assets during 2014, the repayment of two mortgage notes receivable in 2014, the expected sale of our senior housing portfolio and other assets in 2015, cash needs for routine capital expenditures and the associated impact of asset sales on our operating cash flows. The reduction was made to ensure that the level of cash distributions were consistent with our projected reduction in our remaining earnings base and cash flows. In November 2016, the board of directors suspended our quarterly cash distributions effective with the fourth quarter distribution in light of the Sale Agreement described in Item 1. "Business." In November 2016 and December 2015, the board of directors declared special distributions of $0.50 and $1.30 per share, respectively, payable to stockholders of record of the Company’s common stock as of the close of business on November 1, 2016 and December 4, 2015, respectively. The distributions were paid in cash using proceeds from the sales of real estate assets.
The tax composition of our distributions declared for year ended December 31, 2016, 2015, and 2014 were as follows:

	December 31,
Distribution Type	2016	2015	2014
Taxable as ordinary income	1.2%	28.0%	—%
Taxable as qualified dividends	0.2%	—%	—%
Taxable as capital gain	—%	18.3%	—%
Return of capital	98.6%	53.7%	100.0%
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
The table in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Distributions” presents total distributions declared, including cash distributions, distributions reinvested, distributions per share and net cash provided by (used in) operating activities for each quarter in the years ended December 31, 2016, 2015 and 2014.
As of December 31, 2016, we had 93,810 common stockholders of record.

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
The following selected financial data for CNL Lifestyle Properties, Inc. should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” (in thousands except per share data):

	2016	2015	2014	2013	2012
Operating Data:
Revenues	$241,115	$337,665	$373,295	$362,490	$349,527
Operating income (loss)(1)	33,040	(111,175)	(10,378)	(25,960)	11,668
Income (loss) from continuing operations(1)	56,112	(160,624)	(60,438)	(66,816)	(37,059)
Income (loss) from discontinued operations(2)	9,691	204,671	(31,706)	(241,117)	(39,014)
Gain on sale of real estate	145	46,594	—	—	—
Gain from sale of unconsolidated entities	—	39,252	—	55,394	—
Net income (loss)(1)(2)	65,948	129,893	(92,144)	(252,539)	(76,073)
Per share data (basic and diluted):
From continuing operations(1)	$0.17	$(0.23)	$(0.18)	$(0.03)	$(0.12)
From discontinued operations(2)	0.03	0.63	(0.10)	(0.76)	(0.12)
Net income (loss) per share(1)(2)	$0.20	$0.40	$(0.28)	$(0.79)	$(0.24)
Weighted average number of shares outstanding (basic and diluted)	325,183	325,183	324,451	318,742	312,309
Distributions declared(3)	$211,369	$487,774	$137,880	$135,450	$163,713
Distributions declared per share	0.65	1.50	0.43	0.43	0.53
Cash provided by operating activities	90,029	62,643	126,934	135,480	87,893
Cash provided by (used in) investing activities	136,441	1,057,214	273,986	(102,930)	(271,464)
Cash (used in) provided by financing activities	(253,132)	(1,173,246)	(335,458)	(34,140)	93,955
Other Data:
Funds from operations(4)	93,918	56,565	116,465	67,189	97,738
FFO per share (basic and diluted)	0.29	0.17	0.36	0.21	0.31
Modified funds from operations(5)	103,070	94,324	134,589	122,911	114,327
MFFO per share (basic and diluted)	0.32	0.29	0.41	0.39	0.37
	As of December 31,
	2016	2015	2014	2013 (7)	2012 (7)
Balance Sheet Data:
Total assets (6)	$842,422	$1,029,461	$2,269,231	$2,700,653	$2,938,028
Mortgages and other notes payable	146,251	184,341	389,580	760,192	649,002
Liabilities related to assets held for sale	—	—	171,745	—	—
Senior notes, net of discount	—	—	310,134	394,419	394,100
Line of credit	—	—	152,500	50,000	95,000
Total liabilities	192,093	234,544	1,111,841	1,332,275	1,226,597
Stockholders’ equity	650,329	794,917	1,157,390	1,368,378	1,711,431
Number of Properties:
Consolidated:
Leased properties	24	24	42	72	73
Managed properties	12	17	54	63	55
Unimproved land or development	—	1	1	1	1
Unconsolidated:
Leased properties	—	7	8	8	14
Managed properties	—	—	—	—	36

FOOTNOTES:

(1)
We evaluated the carrying value of our properties for impairment and determined that the carrying value on some of our properties were not recoverable and recorded impairment provisions of approximately $8.1 million, $124.9 million, $30.4 million, $50.0 million and $10 thousand for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. Certain of our tenants have experienced financial difficulties and have defaulted on their leases. We recorded $8.9 million and $1.6 million, for the years ended December 31, 2014 and 2012, respectively, on loss on lease termination. However, we did not record any gain or loss on lease terminations for the years ended December 31, 2016 and 2015. For the year ended December 31, 2013, we recorded a net gain on lease termination of approximately $3.9 million as a result of terminating our lease related to an attractions property in Hawaii in exchange for receiving an intangible trade name. In addition, we recorded loan loss provisions of approximately $9.3 million, $3.3 million, $3.1 million and $1.7 million on mortgages and other notes receivable that were deemed uncollectible for the years ended December 31, 2015, 2014, 2013 and 2012, respectively. We did not have any loans receivable during the year ended December 31, 2016.

(2)
Included in discontinued operations for the years ended December 31, 2015, 2014, 2013 and 2012 are impairment provisions of approximately $7.7 million, $37.9 million, $219.5 million and $0.7 million, respectively, relating to certain properties where we determined the carrying value was not recoverable based on an analysis comparing estimated and current projected undiscounted cash flows, including estimated net sales proceeds, of the properties over their remaining useful lives to the net carrying values of the properties. No impairment provisions were included in discontinued operations for the year ended December 31, 2016. Additionally, included in discontinued operations for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are gains of approximately $9.7 million, $200.2 million, $4.1 million, $2.4 million and $0.3 million, respectively, from the sale of properties that were classified as discontinued operations.

In accordance with GAAP, we have reclassified and included the results of operations from the properties classified as assets held for sale which qualified as discontinued operations in accordance with Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08 as discontinued operations in the consolidated statements of operations for all periods presented.

(3)
Prior to the fourth quarter of 2016, cash distributions were declared by the board of directors quarterly and generally were based on various factors, including actual and future expected net cash from operations, FFO and MFFO, and our general financial condition, among others. In November 2016, as part of entering into the Sale Agreement to sell our remaining 36 properties and approving our Plan of Dissolution, our board of directors suspended our quarterly cash distributions and approved a Special Distribution of $0.50 per share to stockholders. In addition to quarterly cash distributions, in 2015 the board of directors also declared a special cash distribution of $1.30 per share. For the year ended December 31, 2016, approximately 1.2% and 0.2% of the distributions paid to stockholders were considered ordinary income and qualified dividends, respectively, and approximately 98.6% were considered a return of capital to stockholders for federal income tax purposes. For the year ended December 31, 2015, approximately 28.0% and 18.3% of the distributions paid to stockholders were considered ordinary income and capital gain, respectively, as a result of the net gain on sales of our interest in one unconsolidated joint venture and 55 consolidated properties, and approximately 53.7% were considered a return of capital to stockholders for federal income tax purposes. For each of the years ended December 31, 2014 and 2012, none of the distributions paid to stockholders were considered taxable income and approximately 100.0% were considered a return of capital to stockholders for federal income tax purposes. For the year ended December 31, 2013, approximately 29.3% of the distributions paid to stockholders were considered capital gain as a result of the gain on the sale of our three unconsolidated senior housing joint ventures and approximately 70.7% were considered a return of capital to stockholders for federal income tax purposes. We have not treated such amounts as a return of capital for purposes of calculating the stockholders’ return on their invested capital, as described in our advisory agreement.

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

(6)
The decline in Total Assets year over year is primarily due to the sale of real estate in accordance with our exit strategy. During 2013, we sold our interest in three unconsolidated senior housing joint ventures and sold four consolidated properties. During 2014, we sold our entire golf portfolio (consisting of 48 properties) and our multi-family development property. During 2015, we sold our 81.98% interest in the DMC Partnership and we sold 55 consolidated properties. During 2016, we sold our remaining five marina properties, our unimproved land and our seven ski and mountain lifestyle properties that were owned through the Intrawest Venture. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” for additional information.

(7)
The balance sheet data for the years ended December 31, 2013 and 2012 does not reflect the reclassification of loan costs, net, in accordance with our adoption of the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issue Costs," and ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" on January 1, 2016.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CNL Lifestyle Properties, Inc. is a Maryland corporation incorporated on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally leased on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we consider to be industry leading. When beneficial to our investment structure or as a result of tenant defaults, we engaged third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. We engaged CNL Lifestyle Advisor Corporation (the “Advisor”) as our Advisor to provide management, disposition, advisory and administrative services.
As part of Our Exit Strategy described below, in November 2016, we entered into a purchase and sale agreement for the sale of our remaining 36 properties (the "Sale Agreement") for approximately $830.0 million, as previously disclosed on Form 8-K filed on November 2, 2016. In connection with the transaction contemplated by the Sale Agreement, in November 2016, our board of directors approved a plan of liquidation and dissolution (the "Plan of Dissolution") and also approved the suspension of our quarterly cash distribution on our common stock effective as of the fourth quarter distribution.
At a special stockholders' meeting held on March 24, 2017, our stockholders approved:

•
the sale of all of our remaining properties (the “Sale”) to EPR Properties, a Maryland real estate investment trust (“EPR”), and Ski Resort Holdings LLC, a Delaware limited liability company affiliated with Och-Ziff Real Estate (“SRH”), pursuant to the Sale Agreement and

•	the Plan of Dissolution, including our complete liquidation and dissolution contemplated thereby, subject to the approval of the Sale and following the closing of the Sale.
Upon consummation of the Sale, which we expect to occur in the second quarter of 2017, we will receive approximately $830 million, which is estimated to be paid (i) approximately $183 million in cash, subject to adjustment in accordance with the terms of the Sale Agreement and (ii) approximately $647 million of common stock, par value $0.01 per share, of beneficial interest of EPR (“EPR common shares”). The number of EPR common shares to be received by us will be determined by dividing approximately $647 million by the volume weighted average price per EPR common share on the New York Stock Exchange (the “NYSE”) for the ten business days ending on the second business day before the closing of the Sale (the “Closing VWAP”), provided that (i) if the Closing VWAP is less than $68.25, then the calculation will be made as if the Closing VWAP were $68.25 and (ii) if the Closing VWAP is greater than $82.63, then the calculation will be made as if the Closing VWAP were $82.63. We anticipate distributing to stockholders the EPR common shares (and a portion of the cash consideration after repayment of associated liabilities) within two weeks after the closing.
Upon consummation of the Sale, we will transfer all of our remaining properties to EPR and SRH, as applicable, and we will continue to exist as a separate legal entity until our subsequent liquidation and dissolution pursuant to the Plan of Dissolution.
We currently operate and have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 100% of our REIT taxable income and capital gains to our stockholders and meet other compliance requirements. We are subject to income taxes on taxable income from certain properties operated by third-party managers. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on all of our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our operating results and cash flows. We are organized and believed we had operated in a manner to qualify for treatment as a REIT beginning with the year ended December 31, 2004. In November 2016, we determined that we needed to accrue a provision for income tax in connection with retaining our REIT status, as described further below in "Liquidity and Capital Resources - Uses of Liquidity and Capital Resources." We intend to continue to be organized and to operate so as to remain qualified as a REIT for federal income tax purposes.
Our Exit Strategy
We began a process of evaluating strategic alternatives in an effort to provide stockholders with liquidity of their investment. In connection with these objectives, in March 2014, we engaged Jefferies LLC ("Jefferies") and formed a special committee comprised solely of our independent directors to assist management and the board of directors in actively evaluating various strategic opportunities. In connection with this process, between 2014 and 2015, we sold 104 properties and also sold our 81.98% interest in the DMC Partnership, an unconsolidated joint venture that owned and operated the Dallas Market Center (the “DMC Partnership”), for aggregate net sales proceeds of approximately $1.5 billion. We used the net sales proceeds from the sale of these properties to repay indebtedness during 2014 and 2015. In accordance with our undertaking to provide stockholders with partial liquidity, we also used a portion of net sales proceeds received from the sale of properties during the year ended December 31, 2015 to make a special distribution to stockholders of approximately $422.7 million during December 2015.
During 2016, we completed the sale of our remaining five marina properties and our unimproved land for more than their carrying value. Additionally, in April 2016 we acquired our co-venture partner’s 20% interest in the Intrawest Venture and subsequently in October 2016, we sold the seven ski and mountain lifestyle properties, which were owned through the Intrawest Venture, at their net carrying value. As of December 31, 2016, we held ownership interests in 36 properties.
As described above, in November 2016, we entered into the Sale Agreement for the sale of our remaining 36 properties for approximately $830.0 million. In connection with the transaction contemplated by the Sale Agreement, in November 2016, our board of directors approved the Plan of Dissolution. The board of directors also declared a special cash distribution of $162.6 million, or $0.50 per share. In addition, in light of the Plan of Dissolution, our board of directors also approved the suspension of our quarterly cash distribution on our common stock effective as of the fourth quarter 2016 distribution.
As of March 16, 2017, our remaining portfolio of 36 lifestyle properties, when aggregated by initial purchase price, was diversified as follows: approximately 58% in ski and mountain lifestyle and 42% in attractions.
Portfolio Trends
The majority of properties in our real estate portfolio are operated by third-party tenant operators under long-term triple-net leases for which we report rental income and are not directly exposed to the variability of property-level operating revenues and expenses. We also engage third-party managers to operate certain properties on our behalf for which we record the property-level operating revenues and expenses and are directly exposed to the variability of the property’s operations which impacts our results of operations. We believe that the financial and operational performance of our tenants and managers, and the general conditions of the industries within which they operate, provide indicators about our tenants’ health and their ability to pay contractually obligated rent. For example, positive growth in visitation and per capita spending may result in our receipt of additional percentage rent and, conversely, declines may impact our tenants’ ability to pay rent to us.
The following table illustrates property level revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) reported to us by our tenants and managers for the asset types below and includes both our leased and managed properties. We have only included property-level operating performance for consolidated properties (for all periods presented) in the table below. Our tenants and managers are contractually required to provide this information to us in accordance with their respective lease and management agreements. While this information has not been audited, it has been reviewed by management to determine whether the information is reasonable and accurate in all material respects. In connection with this review, management reviews monthly property level operating performance versus budgeted expectations, conducts periodic operational review calls with operators and conducts periodic property inspections. We monitor the credit of our tenants by reviewing their rental payment history, timeliness of rent collections, their operational performance on our properties and by monitoring news and industry reports regarding our tenants and their underlying businesses. We have aggregated this performance data on a “same-store” basis only for comparable properties that we have owned during the entirety of all periods presented. We have not included performance data on acquisitions or dispositions made after January 1, 2014 because we did not own those properties during the entirety of all periods presented below. For these reasons, we consider the property level data to be performance information that gives us information on trends which does not directly represent our results of operations. We do not consider this information to be a non-GAAP measure which can be reconciled to our GAAP financial statements because it includes the performance of properties that are leased to third-party tenants. However, we believe this information is useful to help readers of our financial statements understand and evaluate trends, events and uncertainties in our business as it relates to our prior periods and to broader industry performance (in thousands):

		Year Ended December 31,
	Number of properties(1)	2016		2015		Increase/(Decrease)
		Revenue	EBITDA (2)	Revenue	EBITDA (2)	Revenue	EBITDA
Ski and mountain lifestyle	16	$432,763	$127,837	$369,991	$91,386	17.0%	39.9%
Attractions	19	201,830	49,102	211,256	62,444	(4.5)%	(21.4)%
	35	$634,593	$176,939	$581,247	$153,830	9.2%	15.0%

		Year Ended December 31,
	Number of properties(1)	2015		2014		Increase/(Decrease)
		Revenue	EBITDA (2)	Revenue	EBITDA (2)	Revenue	EBITDA
Ski and mountain lifestyle	16	$369,991	$91,386	$383,902	$98,676	(3.6)%	(7.4)%
Attractions	19	211,256	62,444	191,950	51,104	10.1%	22.2%
	35	$581,247	$153,830	$575,852	$149,780	0.9%	2.7%

FOOTNOTE:

(1)	Excludes property operating results for one attractions property which was not owned for all periods presented.

(2)
Property operating results for tenants under leased arrangements are not included in the company’s operating results. Property-level EBITDA above is disclosed before rent and capital reserve payments to us, as applicable.

Overall, for the year ended December 31, 2016, our same-store tenants and managers reported to us an increase in property level revenue and property-level EBITDA of 9.2% and 15.0% respectively, as compared to the same period in the prior year. The increase in property-level revenue was primarily attributable to our ski and mountain lifestyle properties. Results of the 2015/16 winter season reflect varying performance between our Western and Northeastern ski resorts, with further distinction between northern and southern resorts within those larger geographic areas. In the West, our resorts in Northern California, the Pacific Northwest, and British Columbia performed exceptionally well due to a generally strong start to the season, coupled with numerous well-timed snowstorms throughout the winter, bringing ample snowfall to ski areas in those regions. In the Pacific Northwest, one of our resorts set an all-time skier visit record, while another one of our resorts set an all-time revenue mark. In Southern California, one of our properties did not see the above-average snowfall typical of the El Niño weather pattern forecasted for 2016 and was forced to close in late February 2016 despite having an improved 2015/16 season-to-date compared to the prior two winters. Resorts in the Tahoe region of Northern California once again saw a more normalized snowfall pattern and performed well throughout the 2015/16 season. Our resorts in the Rocky Mountain region had robust performance from start to finish, with one of our resorts benefiting from additional visitation by destination guests to Utah’s Wasatch Mountains. In the Northeast, warmer temperatures, considerable rain and significantly less snowfall than average, constrained skier visits throughout New England, particularly at those resorts in southern Vermont, southern New Hampshire, and Massachusetts. The remaining three resorts located in northern New Hampshire and Maine fared better once colder temperatures arrived in January 2016 and snowmaking efforts commenced in earnest, drawing skier visits from other resorts in the more southerly parts of New England which were not able to provide a consistent on-snow experience. Revenues for the 2016/17 ski season that started in the fourth quarter of 2016 exceeded the prior year revenues for the same period by approximately 11.8% primarily due to ample natural snowfall at most Western ski resorts and favorable snowmaking conditions at Northeastern resorts, with generally on-time openings amongst all resort areas. Much of the revenue gains for the ski portfolio came from the Northeastern region, where the fourth quarter of 2015 saw many of those resorts opening late and with limited terrain due to the poor weather conditions to start the season. A strong holiday period capped the fourth quarter of 2016 with resorts in both Western and Northeastern regions turning in favorable performances as compared to the prior year holiday period.
As for our attractions properties, some parks offer holiday events through the fall and winter, but generally our operations are mostly complete for the waterparks by the close of the third quarter. Revenue decreases were primarily attributable to several parks in Texas and Washington where unseasonable rain and cool temperatures resulted in lower daily visitation. The decrease to prior year in property-level EBITDA was caused mainly by the decrease in revenues and minimum wage increases.
Overall, for the year ended December 31, 2015, our same-store tenants and managers reported to us an increase in revenue and property-level EBITDA of 0.9% and 2.7%, respectively, as compared to the same period in the prior year. The increase in property-level revenue was primarily attributable to our attractions properties. Our attractions properties exhibited an increase due to higher ticket sales and in-park spending. The increase was partly offset by a decrease from our ski and mountain lifestyle properties. Even though most of our ski resorts on the East Coast recorded record revenues for the ski season that ended in April 2015 due to ample snowfall and long stretches of ideal snowmaking temperatures, these positive results were not enough to offset the effects of a fourth year of California drought and record warm winter temperatures, which resulted in an all-time record low snowfall that affected our ski property resorts in the Pacific Northwest. Summer revenues met or exceeded prior year revenues in the East, where our ski resorts offer a range of summer revenue-generating activities. While the same is true for the two western CNL resorts, Crested Butte and Northstar, the remaining five offer few or no summer activities. Revenues for the ski season that started in the fourth quarter of 2015 exceeded the prior year revenues particularly in California and the Pacific Northwest, with snowfalls returning due to a pronounced El Nino effect. However, the same weather phenomenon caused a snow drought and record warm temperatures in the East, offsetting in part the effects of the highly favorable early season snow conditions in the West.
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
Seasonality
Our ski properties and our attractions properties in which we invest experience seasonal fluctuations due to the nature of their business, geographic location, climate and weather patterns. As a result, these businesses experience seasonal variations in revenues that may require our tenants to supplement operating cash from their properties in order to be able to make scheduled rent payments to us. We have structured the leases for certain tenants such that rents are paid on a seasonal schedule with most, if not all, of the rent being paid during the tenant’s seasonally busy operating period.
As part of our portfolio diversification strategy, we considered the varying and complimentary seasonality of our ski and attractions properties. For example, the peak operating season for our ski and mountain lifestyle assets is highly complementary to the peak seasons for our attractions to balance and mitigate the risks associated with seasonality. Generally, seasonality does not significantly affect our recognition of rental income from operating leases due to straight-line revenue recognition in accordance with GAAP. However, seasonality does impact the timing of when base rent payments are made by our tenants, which impacts our operating cash flows and the amount of rental revenue we recognize in connection with capital improvement reserve revenue and percentage rents paid by our tenants, which is recognized in the period in which it is earned and is generally based on a percentage of tenant revenues.
In addition, seasonality directly impacts certain of our attractions properties where we engage independent third-party operators to manage the properties on our behalf and where we record property operating revenues and expenses rather than straight-line rents from operating leases. These properties will likely generate net operating losses during their non-peak months while generating most, if not all, of their operating income during their peak operating months. Our consolidated operating results and cash flows during the first, second and fourth quarters will be lower than the third quarter primarily due to the non-peak operating months of our larger attractions properties.
Loan Foreclosures, Tenant Workouts, Provisions and Impairments
As described above under "Our Exit Strategy," in November 2016, we entered into the Sale Agreement for the sale of our remaining 36 properties and in connection therewith we determined that the carrying value of certain properties exceeded the estimated sales price less costs to sell. As a result, at December 31, 2016, we recorded approximately $8.1 million of impairment provisions to write down the book values of certain properties to the sales price expected under the Sale Agreement less costs to sell. During the years ended December 31, 2015 and 2014, we recorded impairments of approximately $132.6 million and $68.3 million, respectively, to write down the book values of certain properties to estimated fair values based on either discounted cash flows or estimated sales prices from third party buyers less costs to sell. As described above under “Our Exit Strategy”, we actively evaluated various strategic alternatives to provide liquidity to our stockholders. As part of this process, we reviewed the operating performance for each property, developed projected cash flows that used revised assumptions to include projected capital improvement costs to remain competitive, and to retain and enhance visitations and attendance at our ski and attractions properties. We evaluated these revised cash flow projections and reviewed materials provided by our global investment banking and advisory firm, including revised market assumptions and other indications of value received in connection with our strategic alternatives process from several potential buyers, to determine whether it was likely that their carrying value would be recoverable. The revised cash flows also reflected the restructure of our leases with one tenant on three attractions properties, as described below.
During 2014, one of our ski tenants with two leases on properties in the Pacific-Northwest began experiencing financial difficulties and was unable to pay rent in 2015 due to lower operating results from the low levels of snow accompanied by unusually warm weather. Due to their financial difficulty and the continued low level of snow during the first quarter of 2015 at these two locations, we recorded a loss on lease termination of approximately $8.9 million (representing the write-off of straight-line rents) during 2014. Additionally, during 2015 we reserved their outstanding 2015 rent related receivables relating to the ski season that ended through April 2015 and recorded bad debt expense of approximately $8.5 million due to uncertainty of collectability. Even though these properties experienced improved snowfall levels during the 2015/16 ski season, due to this tenant's continued financial difficulties we recorded bad debt expense of approximately $1.9 million during the year ended December 31, 2016 due to uncertainty of collectability from this tenant. Based on weather challenges impacting different regions, additional tenants may experience financial hardships and be unable to make payments under their leases, which may result in additional losses on lease terminations and bad debt expense.
During 2015, we restructured the leases with one tenant relating to three attractions properties and reduced 2015 and 2016 rents due, including percentage rent, by approximately $1.5 million and $1.0 million, respectively.
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
LIQUIDITY AND CAPITAL RESOURCES
General
Our principal demand for funds are for operating expenses, debt service and, prior to the suspension of our cash distribution policy in November 2016, as described above in “Our Exit Strategy”, was for cash distributions to stockholders. Generally, our cash needs have been covered by cash generated from our investments including rental income and property operating income from managed properties. As described above in “Our Exit Strategy”, we used the net sales proceeds received from the sales of assets to retire indebtedness, make special distributions to our stockholders, enhance existing assets or for other corporate purposes. Having obtained stockholder approval on March 24, 2017 on the Sale Agreement, we intend to consummate the Sale during the second quarter of 2017 and use net sales proceeds from the Sale of our assets to repay indebtedness, satisfy all of our liabilities and pay liquidating distributions to our stockholders.
We believe that current liquidity needs for operating expenses and debt service will be adequately covered by cash generated from our investments. We extended the maturity date on two loans from April 2017 to October 2017. Our liquidity needs will be reduced upon consummation of the Sale described above under Our Exit Strategy.
Cash Flows. Our primary sources of cash have included rental income from operating leases, property operating revenues and proceeds from the sales of properties, and through 2015, also included collection of principal and interest on loans we made, distributions from our unconsolidated entities and borrowings under our revolving line of credit, offset by payments made for operating expenses, including property operating expenses, asset management fees to our Advisor, debt service payments (principal and interest), real estate investments (including capital expenditures) and distributions (through the suspension of our quarterly distribution in November 2016). The following is a summary of our cash flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash at beginning of period	$83,544	$136,985	$71,574
Cash provided from (used in):
Operating activities	90,029	62,643	126,934
Investing activities	136,441	1,057,214	273,986
Financing activities	(253,132)	(1,173,246)	(335,458)
Effect of foreign currency translation on cash	(66)	(52)	(51)
Cash at end of period	$56,816	$83,544	$136,985
Sources of Liquidity and Capital Resources
Operating Activities. Net cash provided from operating activities increased $27.4 million, or 43.7%, for the year ended December 31, 2016 as compared to the same period in 2015. The increase is primarily attributable to (i) a decrease in interest expense on our indebtedness due to a decrease in weighted average debt outstanding, (ii) a decrease in asset management fees to our Advisor due to a decrease in average assets under management and (iii) an increase in net rental income related to the consolidated operations of the seven properties held by the Intrawest Venture during the period April 2016 through October 2016. The increases were partially offset by (i) a reduction in net operating income from managed properties due to the sale of six and 37 properties in 2016 and 2015, respectively, and (ii) a reduction in distributions received from our unconsolidated joint ventures as a result of the sale of our interest in one unconsolidated joint venture in April 2015.
Proceeds from Sales of Real Estate and an Unconsolidated Entity. As described above in “Our Exit Strategy”, we engaged Jefferies to assist management and our board of directors in actively evaluating various strategic opportunities including the sale of our assets. During the years ended December 31, 2016, 2015 and 2014, we received aggregate net sales proceeds of approximately $148.3 million, $992.7 million and $384.3 million, respectively, from the sale of 13, 55 and 49 properties, respectively. We used the net sales proceeds from the sales of the properties to pay down the indebtedness associated with the properties sold and to pay off our line of credit, repurchase our senior unsecured notes and make a special distribution to our stockholders, as further described below under “Uses of Liquidity and Capital Resources.” During the year ended December 31, 2015, we received approximately $139.5 million from the sale of our 81.98% interest in the DMC Partnership. We did not sell any interests in unconsolidated joint ventures during 2016 and 2014.
Proceeds from Insurance – Hurricane, Storm and Other Damage. Several of our properties were impacted by storms and other events during 2016, 2015 and 2014. We maintain insurance coverage on these properties and filed property insurance claims to cover the cost of the required repairs. During the years ended December 31, 2016, 2015 and 2014, we collected approximately $1.7 million, $4.7 million and $10.2 million, respectively, in insurance proceeds for damages to these properties.
Proceeds from Mortgages and Other Notes Receivable. During the years ended December 31, 2015 and 2014, we received approximately $9.8 million and $83.5 million, respectively, from repayment of loans receivable. We did not have any mortgages and other notes receivable outstanding as of December 31, 2016 and 2015.
Distributions from Unconsolidated Entities. We were entitled to receive quarterly cash distributions from our two unconsolidated entities to the extent there was cash available to distribute. For the years ended December 31, 2016, 2015 and 2014, we received distributions of approximately $1.1 million, $13.1 million and $13.5 million, respectively, from investments in seven, eight and eight properties, respectively. In April 2016, we acquired the remaining 20% non-controlling interest from our co-venture partner of the Intrawest Venture, in accordance with the buy-sell provisions of the Intrawest Venture partnership agreement. As a result of owning a combined 100% controlling interest in the Intrawest Venture, we began consolidating all of the assets, liabilities and results of operations of the Intrawest Venture. The reduction in distributions received for the year ended December 31, 2016 as compared to the same period in 2015 was the result of the sale of our 81.98% interest in DMC Partnership to our co-venture partner in April 2015, which was partially offset by an increase in distributions from our interest in the Intrawest Venture in 2015 due to the removal of restrictions on cash available for distribution resulting from the repayment of debt by the Intrawest Venture, as described below in “Liquidity and Capital Resources – Investments in Unconsolidated Entities.” We did not own any investments in unconsolidated entities effective April 2016 and will no longer receive distributions from unconsolidated entities in the future.
Cash Assumed through Purchase of Controlling Interest of Investment in Unconsolidated Entity. As described above, in April 2016 we purchased our co-venture partner’s 20% interest in the Intrawest Venture for a nominal amount. As part of the acquisition, we assumed approximately $11.9 million in cash and cash equivalents.
Distribution Reinvestment Plan. In 2011, we completed our final offering and subsequently filed registration statements on Form S-3 under the Securities Act of 1933, as amended, to register the sale of shares of common stock under our DRP. On September 4, 2014, our board of directors approved the suspension of our DRP effective as of September 26, 2014. As a result of the suspension of the DRP, beginning with the September 2014 quarterly distributions, stockholders who were participants in the DRP received cash distributions instead of additional shares in the Company. During the year ended December 31, 2014, we raised approximately $27.2 million through the DRP. We did not raise any proceeds from our DRP during the years ended December 31, 2016 and 2015.
Borrowings. We borrowed money to fund ongoing enhancements to our portfolio, pay certain related fees and to cover periodic shortfalls between distributions paid and cash flows from operating activities. As a result of exploring strategic alternatives to provide stockholder liquidity, as described above under Our Exit Strategy, we did not receive any proceeds from indebtedness during the years ended December 31, 2016 and 2015 due to sufficient cash on hand from proceeds from sales of assets, as described above, to meet our current liquidity needs. For the year ended December 31, 2014, we received aggregate proceeds from indebtedness of approximately $290.3 million. Proceeds from 2014 were used to fund acquisition of properties and meet our liquidity needs.
We had a revolving line of credit with available capacity of $100 million that matured in August 2016. Due to exploring strategic alternatives, including the sale of the remainder of our assets, we terminated our line of credit in August 2016.
In January 2017, the Company extended the maturity dates of two of its mortgage loans from April 5, 2017 to October 5, 2017. All other terms remained the same.

Uses of Liquidity and Capital Resources
Provision for Income Tax. During the fourth quarter of 2016, we determined that five tenants from whom we receive leasehold income are viewed for federal income tax purposes as the same party who also serves as an eligible third-party manager, also known as an “independent contractor” (within the meaning of section 856(d)(3) of the Code) on our behalf with respect to two properties for which we previously made an election pursuant to applicable Treasury Regulations to treat such properties as “foreclosure property.” Because of the relationship between the tenant entities and the independent contractor entities, we are viewed as deriving or receiving income from the independent contractor, which affects our compliance with the federal income tax rules applicable to REITs. The “foreclosure property” elections terminated and, as of the first day following such termination, the gross income we derived from such properties was not qualifying income under the gross income tests that are applicable to REITs. In order to maintain qualification as a REIT, we annually must satisfy certain tests regarding the source of our gross income. The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is "due to reasonable cause and not due to willful neglect" and the REIT complies with certain disclosure and filing requirements. In general, a failure is considered due to reasonable cause and not due to willful neglect if the REIT exercised ordinary business care and prudence in attempting to satisfy the gross income requirements. Such care and prudence must be exercised both at the time each transaction is entered into by the REIT and at any later time when the REIT determines that any prior transaction may result in the receipt of nonqualified income which reasonably can be expected to result in a violation of the gross income requirements. A REIT that qualifies for the savings clause will retain its REIT status but may be required to pay a tax under section 857(b)(5) of the Code and related interest. We are pursuing the available relief under such savings clause and believe we satisfy the requirement that such failure was due to reasonable cause and not willful neglect. Nonetheless, we are seeking confirmation from the applicable district director at the IRS that any such failure to satisfy the gross income tests was due to reasonable cause, though we can give no assurances that the IRS will provide such confirmation as applied to this particular set of facts and circumstances. In the event that the IRS determines that the relief under the “savings clause” described above does not apply, we could be treated as having failed to qualify as a REIT for one or more taxable years. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates resulting in higher taxes for the Company for years 2014, 2015 and 2016, and we could be prevented from re-electing REIT status until 2019. In the event that the IRS were to determine that we were not eligible for such relief, there could be a material adverse effect on our business financial condition and results of operations.
As a result of not being able to satisfy the gross income test described above, at December 31, 2016, we accrued an income tax liability of approximately $8.4 million plus approximately $0.3 million in related interest, to reflect our belief that we qualify for the “savings clause” discussed above. The amount accrued represents the estimated liability and interest, which remains subject to final resolution and therefore is subject to change. One of the above referenced properties was sold in 2015. The other property is expected to have immaterial gross revenues for the periods prior to the Sale. We will continue to monitor the gross revenue from this property and will restructure, if necessary, in such a manner as to allow the Company to satisfy the REIT gross income tests during 2017. Accordingly, we will continue to accrue interest on the income taxes, for which accrual will continue in 2017, and intend to pay the tax provision plus accrued interest in 2017. Other than the interest, assuming that the IRS determines that the Company qualified for relief under the "savings clause," we do not expect to incur tax expense associated with a failure of the REIT gross income tests in future periods commencing January 1, 2017.
Indebtedness – Repayments. During the year ended December 31, 2016, we repaid $10.5 million relating to the outstanding indebtedness collateralized by three properties that were sold, $18.2 million in repayment of indebtedness related to one property that matured in September 2016 and $10.5 million in scheduled principal payments under our mortgage loans.
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
We have scheduled debt repayments and maturities of $138.5 million within the next twelve months. As a result of obtaining stockholder approval for the Sale of our remaining 36 properties, we intend to repay our outstanding indebtedness using net sales proceeds from the Sale which we anticipate will occur during the second quarter of 2017. In the event the Sale does not occur, we intend to refinance our debt.

Acquisitions and Capital Expenditures. During the year ended December 31, 2014, we paid $128.4 million (net of debt assumed) to acquire eleven properties. We did not use any funds to acquire any properties during the years ended December 31, 2016 and 2015.
During the years ended December 31, 2016, 2015 and 2014, we funded approximately $27.1 million, $49.3 million and $79.1 million, respectively, in capital improvements at our properties.
Investments in Unconsolidated Entities. As described above in “General—Our Exit Strategy,” in April 2016, as part of acquiring the remaining 20% interest from our co-venture partner during the year ended December 31, 2016, we contributed approximately $5.8 million to the Intrawest Venture and the Intrawest Venture used the proceeds and repaid a mezzanine loan from its joint venture partner and related accrued interest of $5.8 million. Upon acquiring, for a nominal amount, the remaining interest in the Intrawest Venture, which owned seven ski and mountain lifestyle properties, we began consolidating all of the assets, liabilities and results of operations in our consolidated financial statements effective April 2016. Effective April 2016, we did not own any investments in unconsolidated joint ventures.
During the year ended December 31, 2015, we contributed approximately $54.6 million to the Intrawest Venture and the Intrawest Venture repaid two mortgage loans of approximately $54.6 million, which matured in January 2015 and June 2015. We did not make any contributions to unconsolidated entities during the year ended December 31, 2014.
Related Party Arrangements. Our Advisor received certain fees and compensation in connection with the acquisition, management and sale of our assets. In March 2014, our Advisor amended the advisory agreement, effective April 1, 2014, to eliminate acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce asset management fees to 0.075% monthly (or 0.90% annually) from 0.083% monthly (or 1.00% annually), of average invested assets. Amounts incurred relating to these transactions were approximately $12.1 million, $19.7 million and $31.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our Advisor and its affiliates were also entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our acquisitions and operating activities. Reimbursable expenses for the years ended December 31, 2016, 2015 and 2014, were approximately $5.3 million, $5.5 million and $6.9 million, respectively. Of these amounts, approximately $0.5 million and $0.4 million are included in due to affiliates in the accompanying consolidated balance sheets as of December 31, 2016 and 2015, respectively.
Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended December 31, 2016, 2015 and 2014, operating expenses did not exceed the Expense Cap.
Common Stock Redemptions. Our redemption plan was designed to provide eligible stockholders with limited interim liquidity by enabling them to sell shares back to us prior to any listing of our shares. The aggregate amount of funds under the redemption plan was determined on a quarterly basis in the sole discretion of our board of directors. On September 4, 2014, the board of directors approved the suspension of our redemption plan effective as of September 26, 2014.
For the years ended December 31, 2014, redemptions were approximately $9.6 million (1.4 million shares).
Distributions. We declared and paid distributions on a quarterly basis through November 2016. In November 2016, as part of entering into the Sale Agreement to sell our remaining 36 properties, our board of directors approved the suspension of our quarterly cash distributions on our common stock effective as of the fourth quarter of 2016. The amount of distributions declared to our stockholders through the suspension of our quarterly distribution was determined by our board of directors and was dependent upon a number of factors, including:

•	Sources of cash available for distribution such as expected cash flows operating activities, FFO and MFFO on a rolling 12 month basis; and

•
Other factors such as the reduced earnings base and cash flow from the disposition of properties as part of our Exit Strategy, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.

For the years ended December 31, 2016, 2015 and 2014, we paid distributions to our stockholders of approximately $211.4 million, $487.8 million and $110.7 million, respectively. In March 2015, our board of directors lowered quarterly distributions from $0.10625 per share to $0.05 per share and paid $65.1 million during 2015. Distributions during the year ended December 31, 2015, also included a special cash distribution of $1.30 per share and totaled approximately $422.7 million. As mentioned above in Our Exit Strategy, in November 2016, in connection with the transaction contemplated by the Sale Agreement, the board of directors declared a special cash distribution of approximately $162.6 million, or $0.50 per share. In addition, in light of the Plan of Dissolution, our board of directors also approved the suspension of our quarterly cash distribution on our common stock effective as of the fourth quarter distribution. We will not declare and pay quarterly cash distributions going forward.
Our cash flows from operating activities covered 42.6%, 12.9% and 92.1% of distributions paid for the years ended December 31, 2016, 2015 and 2014, respectively. The shortfall in cash flows from operating activities versus distributions paid for the years ended December 31, 2016, 2015 and 2014 (including the special distributions) was 57.4%, 87.1% and 7.9%, respectively, and was covered by proceeds from sales of properties in 2016 and 2015 and by borrowings in 2014.
The following table represents total distributions declared including cash distributions, distributions reinvested and distributions per share for the years ended December 31, 2016, 2015 and 2014 (in thousands except per share data):

	Distributions Per Share	Total Distributions Declared	Distributions Reinvested (1)	Net Cash Distributions	Cash Flows From (Used in) Operating Activities (2)(3)
2016 Quarter
First	$0.0500	$16,259	$—	$16,259	$31,215
Second	0.0500	16,260	—	16,260	19,074
Third	0.0500	16,259	—	16,259	44,742
Fourth(4)	0.5000	162,591	—	162,591	(5,002)
Year	$0.6500	$211,369	$—	$211,369	$90,029
2015 Quarter
First	$0.0500	$16,259	$—	$16,259	$36,075
Second	0.0500	16,259	—	16,259	6,074
Third	0.0500	16,259	—	16,259	38,791
Fourth(5)	1.3500	438,997	—	438,997	(18,297)
Year	$1.5000	$487,774	$—	$487,774	$62,643
2014 Quarter
First	$0.1063	$34,278	$13,627	$20,651	$37,560
Second	0.1063	34,442	13,582	20,860	39,197
Third	0.1063	34,608	—	34,608	56,061
Fourth	0.1063	34,552	—	34,552	(5,884)
Year	$0.4252	$137,880	$27,209	$110,671	$126,934

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

(4)
In November 2016, in connection with the Sale Agreement and the Plan of Dissolution, the board of directors approved the suspension of our quarterly cash distribution and declared a special distribution of $0.50 per share, payable to stockholders of record of the Company's common stock, which was funded using net sales proceeds from the sale of real estate.

(5)
In December 2015, the board of directors declared a special distribution of $1.30 per share, payable to stockholders of record of the Company’s common stock, which was funded using net sales proceeds from the sale of real estate.

Our cash flows from operating activities fluctuated due to the seasonality of certain properties. As such, cash flows from operating activities increased during the third quarter to reflect the peak seasonal period of our attractions properties.
The tax composition of our distributions declared for years ended December 31, 2016, 2015 and 2014 were as follows:

	December 31,
Distribution Type	2016	2015	2014
Taxable as ordinary income	1.2%	28.0%	—%
Taxable as qualified dividends	0.2%	—%	—%
Taxable as capital gain	—%	18.3%	—%
Return of capital	98.6%	53.7%	100.0%
Due to a variety of factors, the characterization of distributions declared for the year ended December 31, 2016 may not be indicative of the characterization of distributions that may be expected for the year ending December 31, 2017.
No amounts distributed to stockholders for the years ended December 31, 2016, 2015 and 2014 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.
Results of Operations
As described above in “Our Exit Strategy,” in March 2014, we engaged Jefferies, a leading global investment banking firm, to assist us in actively evaluating various strategic alternatives, including the sale of several assets, in preparation for an exit strategy. Between 2014 and 2015, we sold 105 properties and during 2016 we sold 13 properties as described above in “Sources of Liquidity and Capital Resources — Proceeds from Sales of Real Estate and an Unconsolidated Entity.” As a result of these dispositions of assets, our number of investments, rental income from operating leases and net operating income from managed properties declined during 2016 as compared to 2015. As described above, on March 24, 2017, our stockholders approved the Sale of our remaining 36 assets which we anticipate will occur during the second quarter of 2017.
We had invested in properties through the following investment structures as of:

	December 31,
	2016	2015	2014
Wholly-owned:
Leased properties	24	24	42
Managed properties(1)(2)	12	17	54
Unimproved land	—	1	1
Unconsolidated joint ventures:(3)
Leased properties	—	7	8
	36	49	105

FOOTNOTES:

(1)	As of December 31, 2016, 2015 and 2014, wholly-owned managed properties are as follows:

	December 31,
	2016	2015	2014
Ski & Mountain Lifestyle	—	—	1
Attractions	12	12	16
Senior housing	—	—	20
Marinas	—	5	17
	12	17	54

(2)
Under certain applicable tax regulations, properties are permitted to be temporarily managed and certain properties are permitted to be indefinitely managed. As of December 31, 2016 and 2015, all of our managed properties were temporarily managed. As of December 31, 2014, we had 30 and 24 properties that were temporarily and indefinitely managed, respectively, under management agreements.

(3)
In April 2015, we sold our 81.98% interest in the DMC Partnership, which held one property. In April 2016, we acquired the remaining 20% interest in the Intrawest Venture from our co-venture partner. See “Distributions from Unconsolidated Entities” above for additional information.

Year ended December 31, 2016 compared to Year ended December 31, 2015
Rental income from operating leases. Rental income for the year ended December 31, 2016 increased by approximately $14.1 million as compared to the same period in 2015. Rental income for the year ended December 31, 2016 from our ski and mountain lifestyle properties increased approximately $9.4 million related to the addition of seven properties we wholly owned for seven months after we completed the acquisition of our co-venture partner's 20% interest in the Intrawest Venture in April 2016. We sold these seven properties in October 2016. Additional billings permitted under our leases calculated as a percentage of ski property level operating revenues generated by our tenants increased by approximately $6.2 million during the year ended December 31, 2016 as compared to the same period of the prior year, primarily as a result of favorable weather conditions during the peak ski season. Our ski properties in the Pacific Northwest had all-time record low snow conditions for the 2014/2015 ski season, but saw increased revenues for the 2015/2016 ski season due to snowfall returning to more normalized levels in the Pacific Northwest as a result of a pronounced El Nino effect. However, the same weather phenomenon caused a snow drought and record warm temperatures on the East Coast negatively impacting the 2015/2016 ski season for our properties located in the East. Rental income from our attractions properties declined by approximately $1.5 million during the year ended December 31, 2016 as compared to the same periods of 2015, primarily due to amending certain leases, which resulted in lower rents due under the leases, as described further above in “General — Loan Foreclosures, Tenant Workouts, Provisions and Impairments.”
The following information summarizes trends in rental income from operating leases and base rents for certain of our properties excluding properties that have been classified as discontinued operations (in thousands):

	For the Year Ended December 31,
Properties Subject to Operating Leases	2016	2015	$ Change	% Change
Ski and mountain lifestyle	$110,783	$95,167	$15,616	16.41%
Attractions	28,582	30,072	(1,490)	(4.95)%
Total	$139,365	$125,239	$14,126	11.28%
As of December 31, 2016 and 2015, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 10.0% and 10.2%, respectively. These rates are based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio will fluctuate based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.
Property operating revenues. Property operating revenues from managed properties, which are not subject to leasing arrangements, are derived from room rentals, food and beverage sales, ski and spa operations, ticket sales, concessions, waterpark and theme park operations, and other service revenues. The following information summarizes the revenues of our properties that are operated by third-party managers for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2016	2015	$ Change	% Change
Ski and mountain lifestyle	$—	$51,942	$(51,942)	(100.00)%
Attractions	101,750	159,162	(57,412)	(36.07)%
Total	$101,750	$211,104	$(109,354)	(51.80)%
As of December 31, 2016 and 2015, we had a total of 12 managed properties (excluding properties that we classified as discontinued operations), respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The decrease in property operating revenues is primarily due to the sale of four attraction properties and the Omni Mt. Washington Resort, our one managed ski and mountain lifestyle property, during 2015.
Interest income on mortgages and other notes receivable. Interest income on mortgages and other notes receivable was approximately $1.3 million for the year ended December 31, 2015. There was no interest income on mortgages and other notes receivable during year ended December 31, 2016, as all of our notes receivables were collected during 2015.
Property operating expenses. The following information summarizes the expenses of our properties that are operated by third-party managers for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2016	2015	$ Change	% Change
Ski and mountain lifestyle	$—	$42,702	$(42,702)	(100.00)%
Attractions	80,881	131,409	(50,528)	(38.45)%
Total	$80,881	$174,111	$(93,230)	(53.55)%
Property operating expenses decreased primarily due to the sale of four attraction properties and the Omni Mt. Washington Resort, our one managed ski and mountain lifestyle property, during 2015.

Asset management fees to advisor. Monthly asset management fees equal to 0.08334% prior to April 1, 2014 and 0.075% effective April 1, 2014 of invested assets were paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the years ended December 31, 2016 and 2015, asset management fees to our Advisor were approximately $11.9 million and $15.7 million, respectively. The decrease in such fees is primarily attributable to a decrease in invested assets under management due to the sale of 55 properties in 2015 and 13 properties in 2016.
General and administrative. General and administrative expenses totaled approximately $15.1 million and $15.6 million for the years ended December 31, 2016 and 2015, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, accounting and legal fees, and board of directors’ fees.
Ground leases and permit fees. Ground lease payments and land permit fees are generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that are subject to leasing arrangements, ground leases and permit fees are paid by the tenants in accordance with the terms of our leases with those tenants and we record the corresponding equivalent revenues in rental income from operating leases. For the years ended December 31, 2016 and 2015, ground lease and land permit fees were approximately $11.3 million and $10.3 million, respectively, of which approximately $7.5 million and $6.7 million, respectively, represents the corresponding equivalent revenues in rental income from operating leases. The increase in ground leases and permit fees is primarily due to additional billings permitted under our leases calculated as a percentage of ski property level operating revenues generated by our tenants.
Other operating expenses. Other operating expenses totaled approximately $12.1 million and $6.9 million for the years ended December 31, 2016 and 2015, respectively. The increase is primarily attributable to expenses related to seven properties for seven months effective with the April 2016 acquisition of our co-venture partner's 20% interest in the Intrawest Venture (and subsequent sale of the properties in October 2016) as described above in "General - Our Exit Strategy," and an increase in repair and maintenance expenses related to our properties subject to operating leases.
Bad debt expense. Bad debt expense totaled $1.9 million for the year ended December 31, 2016, as compared to bad debt expense of approximately $8.5 million for the year ended December 31, 2015. As described above in “General — Loan Foreclosures, Tenant Workouts, Provisions and Impairments,” during 2015, one of our ski tenants with two leases on properties in the Pacific-Northwest experienced financial difficulties as a result of lower operating results from the low levels of snow accompanied by unusually warm weather. Although this tenant was able to pay rents in 2016 related to the 2015/16 ski season, due to continued financial difficulties of this tenant for the ski season that started in the fourth quarter of 2016, we recorded bad debt expense of approximately $1.9 million during the year ended December 31, 2016 due to uncertainty of collectability.
Loan loss provision. Loan loss provisions were approximately $9.3 million for the year ended December 31, 2015. During the year ended December 31, 2015, as described above in “Loan Foreclosures, Tenant Workouts, Provisions and Impairments”, we recorded loan loss provisions to record our mortgage receivables at their net realizable values. All mortgage and notes receivables were collected in full during 2015. Accordingly, there was no loan loss provision during the year ended December 31, 2016.
Impairment provisions. Impairment provisions were approximately $8.1 million and $124.9 million for the years ended December 31, 2016 and 2015, respectively. As described above in "General Loan Foreclosures, Tenant Workouts, Provisions and Impairments," we entered into a Sale Agreement and adjusted the net carrying value of certain properties to the estimated sales price, less estimated closing costs during the year ended December 31, 2016. Impairment provisions recorded during the year ended December 31, 2015 related primarily to several attractions and ski and mountain lifestyle properties to write down their book values to estimated fair values based on discounted cash flows and residual values, as described above under “Loan Foreclosures, Tenant Workouts, Provisions and Impairments.”
Depreciation and amortization. Depreciation and amortization expense was approximately $66.8 million and $83.5 million for the years ended December 31, 2016 and 2015, respectively. Depreciation and amortization expenses decreased primarily due to a lower depreciable basis of certain of our properties as a result of impairment provisions recorded in December 2015 and as a result of five properties that were sold in 2015 that did not qualify as discontinued operations.
Interest and other income. Interest and other income was approximately $1.6 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively.
Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $11.1 million and $26.9 million for the years ended December 31, 2016 and 2015, respectively. The decrease is primarily attributable to the repayment of approximately $621.9 million in 2015, related to our senior unsecured notes, line of credit and other indebtedness.
Loss on extinguishment of debt. Loss on extinguishment of debt was approximately $25 thousand and $21.1 million for the years ended December 31, 2016 and 2015, respectively. The loss on extinguishment of debt incurred during the year ended December 31, 2015 related to the early repayments of our senior unsecured notes and certain loans during 2015. Loss on extinguishment of debt included legal fees incurred with the transaction, prepayment penalty fees and the write-off of unamortized bond issue costs and loan costs.

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2016	2015	$ Change	% Change
DMC Partnership	$—	$2,475	$(2,475)	(100.00)%
Intrawest Venture	1,290	3,678	(2,388)	(64.93)%
Total	$1,290	$6,153	$(4,863)	(79.03)%
Equity in earnings of unconsolidated entities was approximately $1.3 million and $6.2 million for the years ended December 31, 2016 and 2015, respectively. As described above in "Liquidity and Capital Resources – Distributions from Unconsolidated Entities," in April 2015 we sold our 81.98% interest in the DMC Partnership and in April 2016, we acquired our co-venture partner’s 20% non-controlling interest in the Intrawest Venture, which resulted in a combined 100% controlling interest in the Intrawest Venture. As a result, we began consolidating all of the results of operations of the Intrawest Venture. We did not own any investments in unconsolidated entities as of December 31, 2016 and will not record equity in earnings going forward.
Gain from purchase of controlling interest in investment in unconsolidated entity. Gain from purchase of the remaining 20% interest in our Intrawest Venture effective April 2016, was approximately $30.0 million for the year ended December 31, 2016. We did not acquire any interests in unconsolidated entities during the year ended December 31, 2015.
Income tax benefit (expense). Income tax expense was approximately $(9.8) million for the year ended December 31, 2015. The income tax expense was recorded as we did not satisfy the gross income tests applicable to REITs, as further described above under "Uses of Liquidity and Capital Resources – Provision for Income Tax." The Company revised its estimate of this liability to $8.4 million as of December 31, 2016, which resulted in a $1.4 million income tax benefit during the year ended December 31, 2016.
Income from discontinued operations. Income from discontinued operations was approximately $9.7 million and $204.7 million for the years ended December 31, 2016 and 2015, respectively. The results of operations of 104 properties (which included our 17 marinas properties sold during 2016 and 2015, and the 38 senior housing properties sold during 2015), are reflected in discontinued operations for all periods presented. During the years ended December 31, 2016 and 2015, income from discontinued operations included net gains of $9.7 million and $200.2 million, respectively, from the sale of five properties and 50 properties, respectively, and included approximately $7.7 million in impairment provisions during 2015 related to the marinas properties to write down the book value of the marinas properties to expected sales proceeds, less costs to sell.
Gain on sale of real estate. Gain on sale of real estate from continuing operations was approximately $0.1 million and $46.6 million for the years ended December 31, 2016 and 2015, respectively. The net gain on sale of real estate primarily related to the sale of our unimproved land and seven ski and mountain lifestyle properties in 2016, and the sale of our four attractions properties and one ski and mountain property in 2015, respectively.
Gain from sale of unconsolidated entities. The gain from the sale of our interest in the DMC Partnership, one of our unconsolidated joint ventures, was approximately $39.3 million for the year ended December 31, 2015. There was no gain on sale of unconsolidated entities during 2016.
Year Ended December 31, 2015 compared to Year Ended December 31, 2014
Rental income from operating leases. Rental income for the year ended December 31, 2015 decreased by approximately $2.8 million as compared to the same period in 2014. Additional billings permitted under our leases calculated as a percentage of ski property level operating revenues generated by our tenants declined by approximately $3.0 million during the year ended December 31, 2015, primarily due to unfavorable weather conditions. Our ski properties in the Pacific Northwest had all-time record low snow conditions for the 2014/2015 ski season, but saw increased revenues for the start of the 2015/2016 ski season due to snowfall returning to more normalized levels in the Pacific Northwest due to a pronounced El Nino effect. However, the same weather phenomenon caused a snow drought and record warm temperatures on the East Coast negatively impacting the start to our 2015/2016 ski season for our properties located in the East. This decline in ski revenues was partially offset by an increase in revenues attributed to capital improvements made at our attractions properties that resulted in higher lease basis, which increased rent due from our tenants. Rental income from our attractions properties declined by approximately $1.5 million due to amending the lease and lowering rents due under the leases, as described above in “Tenant Workouts, Bad Debt Expense and Loan Provisions.”

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
As of December 31, 2015 and 2014, we had a total of 12 and 17 managed properties (excluding properties that we classified as discontinued operations), respectively, of which certain properties are operated seasonally due to geographic location, climate and weather patterns. The decrease in property operating revenues was primarily due to the sale of one attractions property in June 2015, three attractions properties in November 2015 and one ski and mountain lifestyle property in December 31, 2015. The decrease was partially offset by increases in property operating revenue for our other attractions properties primarily due to higher ticket sales, retail shop sales and food and beverage sales.
Interest income on mortgages and other notes receivable. Interest income on mortgages and other notes receivable was approximately $1.3 million and $8.4 million for the years ended December 31, 2015 and 2014, respectively. The decrease was primarily attributable to the repayment of approximately $83.5 million for two of our loans that matured in September 2014 and the collection of all remaining notes receivable during 2015.
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

	For the Year Ended December 31,
Properties Operated by Third-Party Managers	2015	2014	$ Change	% Change
Ski and mountain lifestyle	$42,702	$45,940	$(3,238)	(7.05)%
Attractions	131,409	144,225	(12,816)	(8.89)%
Total	$174,111	$190,165	$(16,054)	(8.44)%
Asset management fees to advisor. Monthly asset management fees equal to 0.08334% prior to April 1, 2014 and 0.075% effective April 1, 2014 of invested assets were paid to CLP’s Advisor for the management of our real estate assets, loans and other permitted investments. For the years ended December 31, 2015 and 2014, asset management fees to our Advisor were approximately $15.7 million and $18.7 million, respectively. The decrease in such fees was primarily attributable to the reduction in asset fee rates described above and the sale of five real estate properties (excluding properties classified as discontinued operations) and our interest in the DMC Partnership during 2015.
General and administrative. General and administrative expenses totaled approximately $15.6 million and $17.1 million for the years ended December 31, 2015 and 2014, respectively. The decrease in general and administrative expenses was primarily the result of a reduction in legal, accounting and other professional services necessary to account and report on a declining portfolio of assets due to asset sales as a result of our exit strategy, as described above in “Our Exit Strategy.”

Ground leases and permit fees. For the years ended December 31, 2015 and 2014, ground lease and land permit fees were approximately $10.3 million and $10.2 million, respectively, of which approximately $6.7 million and $6.8 million, respectively, represented the corresponding equivalent revenues in rental income from operating leases.
Acquisition fees and costs. Acquisition fees were paid to our Advisor for services in connection with the selection, purchase, development or construction of real property and were generally 3% of gross offering proceeds, including proceeds from our distribution reinvestment plan. Acquisition fees and costs totaled approximately $0.7 million for the year ended December 31, 2014. We did not incur acquisition fees during the year ended December 31, 2015 as we did not purchase any real estate properties during 2015 and we suspended the distribution reinvestment plan in September 2014.
Other operating expenses. Other operating expenses totaled approximately $6.9 million and $5.3 million for the years ended December 31, 2015 and 2014, respectively. The increase is primarily attributable to an increase in repair and maintenance expenses related to our properties subject to operating leases.
Bad debt expense. Bad debt expense was approximately $8.5 million and $0.03 million for the years ended December 31, 2015 and 2014, respectively. The increase was related to one of our ski tenants with two leases on properties in the Pacific-Northwest that experienced financial difficulties as a result of lower operating results from the low levels of snow accompanied by unusually warm weather during the 2014/2015 ski season. As described above in “General—Tenant Workouts, Bad Debt Expense and Loan Provisions,” due to improved snowfall levels, this tenant has paid rental amounts related to the ski season that started in the fourth quarter of 2015.
Loan loss provision. Loan loss provisions were approximately $9.3 million and $3.3 million for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, as described above in “General—Loan Foreclosures, Tenant Workouts, Provisions and Impairments,” we recorded loan loss provisions to record our mortgage receivables at their net realizable values. During the year ended 2014, we recorded a loan loss provision of approximately $3.3 million on one of our mortgage and other notes receivable with one of our golf operators, as a result of uncertainty related to the collectability of the note receivable. We collected the remaining $1.3 million balance of the note as full satisfaction of the note during 2014.
Loss on lease terminations. Loss on lease terminations was approximately $8.9 million for the years ended December 31, 2014. As described above in “General—Loan Foreclosures, Tenant Workouts, Provisions and Impairments,” one of our ski tenants on two leases experienced financial difficulties and was unable to pay rent in 2015 due to low levels of snow accompanied by unusually warm weather. In connection with the ongoing financial difficulties, we recorded a loss on lease termination (for the write off of straight-line rents) of approximately $8.9 million during the year ended December 31, 2014. We did not record any (gain) loss on lease terminations during the year ended December 31, 2015.
Impairment provisions. Impairment provisions were approximately $124.9 million and $30.4 million for the years ended December 31, 2015 and 2014, respectively. Impairment provisions recorded during the year ended December 31, 2015, related primarily to several attractions and ski and mountain lifestyle properties to write down their book values to estimated fair values based on discounted cash flows and residual values, as described further under “General—Loan Foreclosures, Tenant Workouts, Provisions and Impairments.” Impairment provisions recorded during the year ended December 31, 2014, related to one of our attractions properties and our unimproved land to write down the book values related to these properties to estimated sales prices from third party buyers less costs to sell.
Depreciation and amortization. Depreciation and amortization expense was approximately $83.5 million and $98.7 million for the years ended December 31, 2015 and 2014, respectively. The decrease year-over-year was primarily due to discontinuing the recognition of depreciation and amortization expense upon the determination of recording the properties as real estate held for sale.
Interest and other income. Interest and other income was approximately $2.2 million and $0.8 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest and other income was primarily due to gain on insurance proceeds of approximately $0.8 million received from insurance claims as described above in “Sources of Liquidity and Capital Resources—Proceeds from Insurance—Hurricane, Storm and Other Damage” and an increase in interest income due to maintaining larger cash balances from holding net sales proceeds prior to the special distribution paid in December of 2015.
Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $27.0 million and $57.3 million for the years ended December 31, 2015 and 2014, respectively. The decrease was primarily attributable to the repayment of approximately $621.9 million of indebtedness, excluding indebtedness related to properties classified as discontinued operations, subsequent to December 31, 2014.
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

Equity in earnings (loss) of unconsolidated entities. The following table summarizes equity in earnings from our unconsolidated entities (in thousands):

	For the Year Ended December 31,
	2015	2014	$ Change	% Change
DMC Partnership	$2,475	$8,519	$(6,044)	(70.95)%
Intrawest Venture	3,678	(766)	4,444	(580.16)%
Total	$6,153	$7,753	$(1,600)	(20.64)%
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
Income tax provision. Income tax provision was approximately $9.8 million for the year ended December 31, 2015. The income tax provision was recorded as we did not satisfy the gross income tests applicable to REITs, as further described above under "Uses of Liquidity and Capital Resources – Provision for Income Tax." We did not record any income tax provision for the year ended December 31, 2014.
Income (loss) from discontinued operations. Income (loss) from discontinued operations was approximately $204.7 million and $(31.7) million for the years ended December 31, 2015 and 2014, respectively. The results of operations of 104 properties (which included our five marinas properties classified as held for sale as of December 31, 2015, the 12 marinas properties sold during 2015, the 38 senior housing properties sold during 2015 and all properties sold during 2014 and 2013) were reflected in discontinued operations for all periods presented. During the years ended December 31, 2015 and 2014, income from discontinued operations included net gains of $200.2 million and $4.1 million, respectively, from the sale of 50 properties and 49 properties, respectively, and included approximately $7.7 million and $37.9 million, respectively, in impairment provisions related to the marinas properties to write down the book value of the marinas properties to expected sales proceeds, less costs to sell.
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
The following table presents a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2016, 2015 and 2014 (in thousands except per share data).

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$65,948	$129,893	$(92,144)
Adjustments:
Depreciation and amortization
Continuing Operations	66,792	83,481	98,664
Discontinued Operations	—	—	36,709
Impairment of real estate assets(1)
Continuing Operations	—	119,537	30,428
Discontinued Operations	—	7,749	37,867
(Gain) loss on sale of real estate investment(2)
Continuing Operations	(288)	(47,308)	19
Discontinued Operations	(9,275)	(203,059)	(8,935)
Gain on purchase of controlling interest of investment in unconsolidated entity(3)
Continuing Operations	(30,025)	—	—
Gain on sale of unconsolidated entities(4)
Continuing Operations	—	(39,252)	—
Net effect of FFO adjustments from unconsolidated entities(5)	766	5,524	13,857
Total funds from operations	93,918	56,565	116,465
Acquisition fees and expenses(6)
Continuing Operations	—	—	664
Discontinued Operations	—	—	1,937
Straight-line adjustments on leases and notes receivable(7)
Continuing Operations	592	(475)	(2,171)
Discontinued Operations	—	—	(3,554)
Loss from early extinguishment of debt(8)

	Year Ended December 31,
	2016	2015	2014
Continuing Operations	25	21,065	1,391
Discontinued Operations	308	2,042	4,818
Contingent purchase consideration(9)
Discontinued Operations	—	—	(665)
Amortization of above/below market intangible assets and liabilities and lease incentives
Continuing Operations	(12)	(75)	16
Discontinued Operations	—	—	583
(Gains) write-off of lease related costs(10)
Continuing Operations	8,142	5,336	8,914
Loan loss provision(11)
Continuing Operations	—	9,319	3,270
Realized loss on the extinguishment of cash flow hedge(8)
Continuing Operations	—	180	460
Discontinued Operations	—	—	2,339
Accretion of discounts/amortization of premiums for debt investments
Continuing Operations	—	1	51
MFFO adjustments from unconsolidated entities(5)
Straight-line adjustments for leases and notes receivable(7)
Continuing Operations	105	378	228
Amortization of above/below market intangible assets and liabilities
Continuing Operations	(8)	(12)	(157)
Modified funds from operations	$103,070	$94,324	$134,589
Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	325,183	324,451
FFO per share (basic and diluted)	$0.29	$0.17	$0.36
MFFO per share (basic and diluted)	$0.32	$0.29	$0.41

FOOTNOTES:

(1)
The add back for impairment of real estate assets to arrive at FFO does not include impairments of deferred rent from prior GAAP straight-lining adjustments and lease incentives described in Footnote (10) below. While impairment charges are excluded from the calculation of FFO, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

(2)	Net gain on sale of real estate investment includes gain on insurance proceeds and loss on retirement of property.

(3)
In April 2016, we completed the acquisition of our co-venture partner's 20% interest in one unconsolidated joint venture that held seven properties. See "Distributions from Unconsolidated Entities" for additional information.

(4)	In April 2015, we completed the sale of our interest in one unconsolidated joint venture that held one property. See “Distributions from Unconsolidated Entities” for additional information.

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

(7)
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

(8)
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

(10)
Management believes that adjusting for gains or write-offs of lease related assets is appropriate because they are non-cash adjustments that may not be reflective of our ongoing operating performance. In 2016, 2015 and 2013, we recorded impairment provisions totaling approximately $8.1 million, $5.3 million and $58.1 million, respectively, for deferred rent from prior GAAP straight-lining adjustments, below market intangible liabilities, and lease incentives.

(11)	We recorded loan loss provisions on our mortgages and other notes receivable as a result of uncertainty related to the collectability of these notes receivables.

Off Balance Sheet and Other Arrangements
There were no off balance sheet and other arrangements outstanding as of December 31, 2016.
Commitments, Contingencies and Contractual Obligations
The following tables present our contractual obligations and contingent commitments and the related payments due by period as of December 31, 2016:
Contractual Obligations

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Mortgages and other notes payable (principal and interest)(1)	$141,686	$8,644	$285	$—	$150,615
Capital lease (principal and interest)	2,192	2,163	348	—	4,703
Obligations under operating leases(2)	11,646	23,232	23,188	115,636	173,702
	$155,524	$34,039	$23,821	$115,636	$329,020

FOOTNOTES:

(1)
This line item includes all third-party and seller financing obtained in connection with the acquisition of properties. Future interest payments on our variable rate debt were estimated based on interest rates of our mortgage and other notes payable as of December 31, 2016.

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

Contingent Commitments

	Payments Due by Period (in thousands)
	Less than 1 year	Years 1-3	Years 3-5	More than 5 years	Total
Capital improvements(1)	$872	$—	$—	$—	$872

FOOTNOTE:

(1)
We have committed to fund ongoing equipment replacements and other capital improvement projects on our existing properties through capital reserves set aside by us for this purpose and additional capital investment in the properties that will increase the lease basis and generate additional rental income.

Critical Accounting Policies and Estimates
Below is a discussion of the accounting policies that management believes are critical to our operations as of December 31, 2016. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. The judgments affect the reporting amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
As discussed above under "Our Exit Strategy," on March 24, 2017, our stockholders approved a Plan of Dissolution. As a result of this approval, the Company will adopt the liquidation basis of accounting as of March 31, 2017 and for the periods subsequent to March 31, 2017 in accordance with GAAP. Accordingly, on March 31, 2017, our assets will be adjusted to their estimated liquidation value, which will represent the estimated amount of cash and stock that we will collect on disposal of assets as we carry out our Plan of Dissolution. Additionally, we will accrue costs and income that we expect to incur and earn through the end of liquidation to the extent we have a reasonable basis for estimation.
Basis of Presentation and Consolidation. Our consolidated financial statements will include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have a controlling financial interest. All material intercompany accounts and transactions are eliminated in consolidation.
We are required to identify entities for which control is achieved through means other than voting rights and to determine the primarily beneficiary of our VIEs. We quantitatively assess whether we are the primary beneficiary of a VIE and consider various qualitative factors including, but not limited to, the design of the entity, its organizational structure including decision-making ability and financial agreements, our ability and the rights of others to participate in policy making decisions, as well as our ability to liquidate the entity. If an entity is determined to be a VIE and we are determined to be the primary beneficiary, we include the accounts of the VIE in our consolidated financial statements.
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
Real Estate Dispositions. When real estate is disposed of, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases are removed from the accounts and gains and losses from the disposition are reflected in the consolidated statements of operations. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance with the Financial Accounting Standards Board (“FASB”) guidance included in Real Estate Sales, provided that various criteria relating to the terms of sale and subsequent involvement by us with the properties are met. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sale of real estate. As of December 31, 2014, we had deferred gains on two of our real estate dispositions as a result of making loans to the buyers financing a portion of the sales price. These deferred gains were recognized during the year December 31, 2016, as a result of these loans being collected.
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
The following is a schedule of our fixed and variable debt maturities for each of the next five years, and thereafter (in thousands):

	2017(4)	2018(4)	2019(4)	2020(4)	2021	Thereafter	Total	Fair Value (1)
Fixed-rate debt	$85,937	$284	$284	$285	$—	$—	$86,790	$86,816
Variable-rate debt(2)	52,560	437	6,799	—	—	—	59,796	59,498
	$138,497	$721	$7,083	$285	$—	$—	$146,586	$146,314
Weighted average fixed interest rate of maturities	6.06%	—%	—	—	—	—
Average interest rate on variable debt(3)	3.51% + LIBOR	3.30% + LIBOR	3.30% + LIBOR	—	—	—

FOOTNOTES:

(1)
The fair value of our fixed-rate and variable-rate debt was determined using discounted cash flows based on market interest rates as of December 31, 2016. We determined market rates through discussions with active lenders for loans with similar terms and current rates and spreads.

(2)As of December 31, 2016, one of our variable-rate debt in mortgages and notes payable was hedged.
(3)The 30-day LIBOR rate was approximately 0.77% at December 31, 2016.
(4)Includes a $1.4 million loan which is non-interest bearing.
Management estimates that a hypothetical one-percentage point increase in LIBOR would have resulted in additional interest costs of approximately $0.3 million for the year ended December 31, 2016. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.
We are exposed to foreign currency exchange fluctuations as a result of our direct ownership of one property in Canada which is leased to a third party tenant. The lease payments we receive under the triple-net lease are denominated in Canadian dollars. Management does not believe this to be a significant risk or that currency fluctuations would result in a significant impact to our overall results of operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of CNL Lifestyle Properties, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Lifestyle Properties, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 17 to the consolidated financial statements, the stockholders approved a plan of liquidation for the Company on March 24, 2017, and the liquidation basis of accounting will be adopted as of March 31, 2017.

As discussed in Note 4 to the consolidated financial statements, the Company changed the criteria for reporting discontinued operations in 2015.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida
March 27, 2017

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	December 31,
	2016	2015
ASSETS
Real estate investment properties, net (including $55,941 and $58,832 related to consolidated variable interest entities, respectively)	$678,041	$712,589
Assets held for sale, net	—	42,719
Investments in and advances to unconsolidated entities	—	73,434
Cash	56,816	83,544
Deferred rent and lease incentives	32,931	43,992
Restricted cash	23,701	28,025
Other assets	15,363	16,778
Intangibles, net	15,880	16,487
Accounts and other receivables, net	19,690	11,893
Total Assets	$842,422	$1,029,461
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable (including $18,628 and $19,503 related to consolidated variable interest entities, respectively)	$146,251	$184,341
Other liabilities	24,352	27,160
Accounts payable and accrued expenses	12,591	12,845
Income tax liabilities	8,424	9,778
Due to affiliates	475	420
Total Liabilities	192,093	234,544
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—	—
Common stock, $.01 par value per share
One billion shares authorized; 349,084 shares issued and 325,183 shares outstanding as of December 31, 2016 and 2015, respectively	3,252	3,252
Capital in excess of par value	2,863,833	2,863,833
Accumulated deficit	(298,288)	(364,236)
Accumulated distributions	(1,910,445)	(1,699,076)
Accumulated other comprehensive loss	(8,023)	(8,856)
Total Stockholders’ Equity	650,329	794,917
Total Liabilities and Stockholders’ Equity	$842,422	$1,029,461
See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income from operating leases	$139,365	$125,239	$128,023
Property operating revenues	101,750	211,104	236,860
Interest income on mortgages and other notes receivable	—	1,322	8,412
Total revenues	241,115	337,665	373,295
Expenses:
Property operating expenses	80,881	174,111	190,165
Asset management fees to advisor	11,914	15,666	18,651
General and administrative	15,098	15,635	17,136
Ground lease and permit fees	11,316	10,341	10,162
Acquisition fees and costs	—	—	664
Other operating expenses	12,078	6,878	5,328
Bad debt expense	1,854	8,536	291
Loan loss provision	—	9,319	3,270
Loss on lease terminations	—	—	8,914
Impairment provisions	8,142	124,873	30,428
Depreciation and amortization	66,792	83,481	98,664
Total expenses	208,075	448,840	383,673
Operating income (loss)	33,040	(111,175)	(10,378)
Other income (expense):
Interest and other income	1,569	2,172	838
Interest expense and loan cost amortization	(11,141)	(26,931)	(57,260)
Loss on extinguishment of debt	(25)	(21,065)	(1,391)
Equity in earnings of unconsolidated entities	1,290	6,153	7,753
Gain on purchase of controlling interest in unconsolidated entity	30,025	—	—
Total other income (expense)	21,718	(39,671)	(50,060)
Income tax benefit (expense)	1,354	(9,778)	—
Income (loss) from continuing operations	56,112	(160,624)	(60,438)
Income (loss) from discontinued operations (includes $3,027 amortization of loss and loss on termination of cash flow hedge for the year ended December 31, 2014)	9,691	204,671	(31,706)
Net income (loss) before gain on sale of real estate and unconsolidated entities	65,803	44,047	(92,144)
Gain on sale of real estate (includes $609 reclassification of cumulative foreign currency translation adjustments for the year ended December 31, 2016)	145	46,594	—
Gain from sale of unconsolidated entities	—	39,252	—
Net income (loss)	$65,948	$129,893	$(92,144)
Net income (loss) per share of common stock (basic and diluted)
Continuing operations	$0.17	$(0.23)	$(0.18)
Discontinued operations	0.03	0.63	(0.10)
Net income (loss) per share	$0.20	$0.40	$(0.28)
Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	325,183	324,451
See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands except per share data)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$65,948	$129,893	(92,144)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustments	22	(4,970)	(2,933)
Reclassification of cumulative foreign currency translation adjustments	609	—	—
Changes in fair value of cash flow hedges:
Amortization of loss and loss on termination of cash flow hedges	—	180	3,486
Unrealized gain arising during the period	202	204	883
Total other comprehensive (loss) income	833	(4,586)	1,436
Total comprehensive income (loss)	$66,781	$125,307	$(90,708)
See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Distributions	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2013	322,627	$3,226	$2,846,265	$(401,985)	$(1,073,422)	$(5,706)	$1,368,378
Subscriptions received for stock through public offering reinvestment plan	3,970	40	27,169	—	—	—	27,209
Redemption of common stock	(1,413)	(14)	(9,595)	—	—	—	(9,609)
Net loss	—	—	—	(92,144)	—	—	(92,144)
Distributions, declared and paid ($0.4252 per share)	—	—	—	—	(137,880)	—	(137,880)
Foreign currency translation adjustment	—	—	—	—	—	(2,933)	(2,933)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	3,486	3,486
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassification (Note 9)	—	—	—	—	—	883	883
Balance at December 31, 2014	325,184	$3,252	$2,863,839	$(494,129)	$(1,211,302)	$(4,270)	$1,157,390
Net income	—	—	—	129,893	—	—	129,893
Redemption of common stock	(1)	—	(6)	—	—	—	(6)
Distributions, declared and paid ($1.5000 per share)	—	—	—	—	(487,774)	—	(487,774)
Foreign currency translation adjustment	—	—	—	—	—	(4,970)	(4,970)
Amortization of loss on termination of cash flow hedges	—	—	—	—	—	180	180
Current period adjustment to recognize changes in fair value of cash flow hedges, net of reclassification (Note 9)	—	—	—	—	—	204	204
Balance at December 31, 2015	325,183	$3,252	$2,863,833	$(364,236)	$(1,699,076)	$(8,856)	$794,917
Net income	—	—	—	65,948	—	—	65,948
Distributions, declared and paid ($0.6500 per share)	—	—	—	—	(211,369)	—	(211,369)
Foreign currency translation adjustments	—	—	—	—	—	631	631
Current period adjustment to recognize changes in fair value of cash flow hedges (Note 9)	—	—	—	—	—	202	202
Balance at December 31, 2016	325,183	$3,252	$2,863,833	$(298,288)	$(1,910,445)	$(8,023)	$650,329
See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$65,948	$129,893	$(92,144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,792	83,481	135,373
Amortization of loan costs and lease costs (including above- and below-market leases)	1,133	3,846	12,310
Accretion and amortization of fair value measures	19	(89)	305
Gain on sale of properties and disposal of fixed assets	(8,445)	(246,837)	(4,073)
Gain from acquisition of unconsolidated entity	(30,025)	—	—
Gain on sale of unconsolidated entities	—	(39,252)	—
Loss on extinguishment of debt	333	23,107	6,209
Amortization of terminated hedge	—	180	3,486
Swap termination fees	—	(184)	(1,904)
Loss on lease termination	—	—	8,174
Gain from insurance proceeds	(1,118)	(2,914)	(4,916)
Impairment provision	8,142	132,622	68,295
Loan loss provision	—	9,319	3,270
Bad debt expense	1,854	10,298	2,309
Prepayment penalties on loans	(235)	(1,277)	(7,047)
Premium paid on senior notes	—	(11,537)	(2,500)
Equity in earnings net of distributions from unconsolidated entities	(216)	6,934	5,744
Changes in assets and liabilities:
Other assets	1,490	(146)	467
Deferred rent and lease incentives	1,010	(4,214)	(982)
Accounts and other receivables	(6,420)	499	(7,401)
Accounts payable, accrued expenses and other liabilities	(8,943)	(41,852)	3,017
Income tax liabilities	(1,354)	9,778	—
Due to affiliates	64	988	(1,058)
Net cash provided by operating activities	90,029	62,643	126,934
Investing activities:
Proceeds from sale of real estate	148,319	992,738	384,293
Acquisition of properties	—	—	(128,390)
Capital expenditures	(27,074)	(49,272)	(79,115)
Contributions to unconsolidated entities	(5,839)	(54,572)	—
Proceeds from sale of unconsolidated entities	—	139,501	—
Cash assumed through purchase of controlling interest of investment in unconsolidated entity	11,861	—	—
Proceeds from insurance	1,734	4,674	10,187
Proceeds from short-term investment	—	—	1,169
Principal payments received on mortgage loans receivable	—	9,828	83,468
Changes in restricted cash	7,440	14,317	1,394
Other	—	—	980
Net cash provided by investing activities	136,441	1,057,214	273,986
Financing activities:
Redemptions of common stock	—	(6)	(9,609)
Distributions to stockholders (net of reinvestments during 2014)	(211,369)	(487,774)	(110,671)
Borrowings under line of credit	—	—	232,500

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Proceeds from mortgages and other notes payable	—	—	57,790
Principal payments on line of credit	—	(152,500)	(130,000)
Principal payments on mortgages, notes payable and senior notes	(39,206)	(529,893)	(365,224)
Principal payments on capital leases	(2,557)	(2,834)	(4,863)
Payments of entrance fee refunds	—	—	(1,845)
Payment of loan costs	—	(239)	(3,536)
Net cash used in financing activities	(253,132)	(1,173,246)	(335,458)
Effect of exchange rate fluctuations on cash	(66)	(52)	(51)
Net increase (decrease) in cash	(26,728)	(53,441)	65,411
Cash at beginning of period	83,544	136,985	71,574
Cash at end of period	$56,816	$83,544	$136,985
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,428	$35,030	$68,536
Supplemental disclosure of non-cash investing activities:
Net increase in real estate and other working capital due to consolidation of unconsolidated entity	$18,164	$—	$—
Assumption of debts	$—	$—	$27,398
Assumption of capital leases	$1,650	$2,761	$4,004
Change in accounts payable related to capital expenditures	$2,831	$5,898	$4,192
Property assumed in connection with foreclosure	$—	$—	$8,729
Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loans by third party	$—	$151,478	$—
See accompanying notes to consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

1.	Business and Organization
CNL Lifestyle Properties, Inc. (the “Company”), was organized in Maryland on August 11, 2003. The Company believes it has operated and has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax. In November 2016, the Company determined it needed to accrue a provision for income tax in connection with retaining its REIT status, as described further in Note 2, "Significant Accounting Policies." The Company generally invested in lifestyle properties in the United States that were primarily leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considered to be industry leading. As a result of tenant defaults, the Company engaged third-party managers to operate properties on its behalf until the point in time that the properties are re-leased. The Company engaged CNL Lifestyle Advisor Corporation (the “Advisor”) as its advisor to provide management, disposition, advisory and administrative services.
In March 2014, the Company engaged Jefferies LLC (“Jefferies”), a leading global investment banking and advisory firm, to assist the Company’s management and its board of directors in actively evaluating various strategic alternatives to provide liquidity to the Company’s stockholders. In connection with this process, between 2014 and 2016, the Company sold 118 properties and used the net sales proceeds from the sale of these properties to repay indebtedness and also provided stockholders with partial liquidity when it made special distributions to stockholders during 2015 and 2016. As of December 31, 2016, the Company owned 36 lifestyle properties within the following asset classes: ski and mountain lifestyle and attractions.
In November 2016, the Company entered into a purchase and sale agreement for the sale of its remaining 36 properties (the "Sale Agreement") for approximately $830.0 million. In connection with the transaction contemplated by the Sale Agreement, in November 2016, the board of directors approved a plan of liquidation and dissolution ("Plan of Dissolution").
In January 2017, the Company mailed a proxy statement to its stockholders requesting approval of, and at the March 24, 2017 stockholders’ meeting, the stockholders approved the sale of the Company’s remaining 36 properties pursuant to the Sale Agreement. The stockholders also approved the Plan of Dissolution, including the complete liquidation and dissolution of the Company following the closing of the sale of its remaining assets.  Refer to Note 17, "Subsequent Events" for additional information.

2.	Summary of Significant Accounting Policies
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
In accordance with the guidance for the consolidation of VIEs, the Company is required to identify entities for which control is achieved through means other than voting rights and to determine the primary beneficiary of its VIEs. The Company quantitatively assesses whether it is the primary beneficiary of a VIE and considers various qualitative factors including, but not limited to, the design of the entity, its organizational structure including decision-making ability and financial agreements, its ability and the rights of others to participate in policy making decisions, as well as the Company's ability to liquidate the entity. If an entity is determined to be a VIE and the Company is determined to be the primary beneficiary, the Company includes the accounts of the VIE in its consolidated financial statements.
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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)
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
Investment in Unconsolidated Entities — The Company accounted for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercised significant influence, but did not maintain a controlling financial interest over these entities. These investments were recorded initially at cost and subsequently adjusted for cash contributions, distributions and equity in earnings (loss) of the unconsolidated entities. Based on the respective venture structures and preferences the Company received on distributions and liquidation, the Company recorded its equity in earnings of the entities under the hypothetical liquidation at book value (“HLBV”) method of accounting. Under this method, the Company recognized income or loss in each period as if the net book value of the assets in the ventures were hypothetically liquidated at the end of each reporting period following the provisions of the joint venture agreements. In any given period, the Company may have recorded more or less income than actual cash distributions received and more or less than what the Company may have received in the event of an actual liquidation. The Company’s investment in unconsolidated entities was accounted for as an asset acquisition in which acquisition fees and expenses were capitalized as part of the basis in the investment in unconsolidated entities. The acquisition fees and expenses created an outside basis difference that were allocated to the assets of the investee and, if assigned to depreciable or amortizable assets, the basis differences were then amortized as a component of equity in earnings (loss) of unconsolidated entities.
Acquisition Fees and Expenses — The Company incurred acquisition fees and expenses in connection with the selection and acquisition of properties, including expenses on properties it determined not to acquire. The Company immediately expensed all acquisition costs and fees associated with transactions deemed to be business combinations, but capitalized these costs for transactions deemed to be acquisitions of an asset or equity method investment.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)
For real estate the Company indirectly owned through an investment in a joint venture, tenant-in-common interest or other similar investment structure which was accounted for under the equity method, when impairment indicators were present, the Company compared the estimated fair value of its investment to the carrying value. An impairment charge was recorded to the extent the fair value of its investment was less than the carrying amount and the decline in value was determined to be other than a temporary decline.
The estimated fair values of unconsolidated entities were based upon a discounted cash flow model that included all estimated cash inflows and outflows over the expected holding period. The capitalization rates and discounted rates utilized in the model were based upon rates that the Company believed to be within a reasonable range of current market rates for the underlying properties.
Bargain Purchase Gain — A bargain purchase gain is recorded as a gain in earnings in the period of acquisition when the fair value of assets acquired net of liabilities assumed is greater than the consideration transferred.
Assets Held for Sale, net and Discontinued Operations — Assets that are classified as held for sale are recorded at the lower of their carrying value or fair value less costs to dispose. The Company classifies assets as held for sale once management has the authority to approve and commits to a plan to sell, the assets are available for immediate sale, an active program to locate a buyer and the sale of the assets are probable and transfer of the assets are expected to occur within one year. The Company's remaining properties as of December 31, 2016 require the approval of the proposed Sale Agreement by stockholders in order to be sold. Subsequent to classification of an asset as held for sale, no further depreciation or amortization relating to the asset are recorded. The Company presents the assets of any properties which have been sold, or otherwise qualify as held for sale, separately in the consolidated balance sheet. The Company classifies assets held for sale as discontinued operations if the disposal has (or will have) a major effect on the Company’s operations and financial results. For those assets held for sale that qualify for classification as discontinued operations, the specific components of net income (loss) are presented as discontinued operations include operating income (loss) and interest expense directly attributable to the property held for sale, net. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale that qualify as discontinued operations are presented as discontinued operations when recognized.
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
Cash — Cash consists of demand deposits at commercial banks. The Company also invests in cash equivalents consisting of highly liquid investments in money market funds with original maturities of three months or less during the year. As of December 31, 2016, cash deposits exceeded federally insured amounts. However, the Company has not experienced any losses on such accounts. Management continues to monitor third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal and secondarily on maximizing yield on those funds. To that end, the Company has diversified its cash among several banking institutions in an attempt to minimize exposure to any one of these entities. Management has attempted to select institutions that it believes are strong based on an evaluation of their financial stability and exposure to poor performing assets.
Restricted Cash — Certain amounts of cash are restricted to fund capital expenditures for the Company’s real estate investment properties or represent certain tenant security deposits.
Derivative Instruments and Hedging Activities — The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with its variable-rate debt. The Company follows established risk management policies and procedures in its use of derivatives and does not enter into or hold derivatives for trading or speculative purposes. The Company records all derivative instruments on the balance sheet at fair value. On the date the Company enters into a derivative contract, the derivative is designated as a hedge of the exposure to variable cash flows of a forecasted transaction. The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently recognized in the statement of operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. Any ineffective portion of the gain or loss is reflected in interest expense in the statement of operations. The Company made an accounting policy election to use the exception in ASU 820-10-35-18D with respect to measuring fair value of a group of financial assets and financial

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)
liabilities entered into with a particular counterparty, where the Company reports the net exposure to the credit risk of that counterparty.
Fair Value of Financial Instruments — The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses approximates carrying value as of December 31, 2016 and 2015, because of the liquid nature of the assets and relatively short maturities of the obligations. See Footnote 8. “Indebtedness” for the Company’s estimates of the fair value of its indebtedness as of December 31, 2016 and 2015.
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
Deferred Financing Costs — Financing costs paid in connection with obtaining long-term debt are deferred and amortized over the life of the debt using the effective interest method. As of December 31, 2016 and 2015, the accumulated amortization of loan costs was approximately $5.1 million and $6.9 million, respectively.
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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)
Mortgages and Other Notes Payable — Mortgages and other notes payable are recorded at the stated principal amount and are generally collateralized by the Company’s properties with monthly interest only and/or principal payments.
Self Insurance Reserves — The Company has self-insured retention amounts for certain properties. Accordingly, the Company has established a liability for both known claims and claims that are incurred but not reported ("IBNR"). IBNR reserves are recorded as a component of Other liabilities in the accompanying consolidated balance sheets.
Income Taxes — The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes provided it distributes at least 100% of its REIT taxable income and capital gains and meets certain other requirements for qualifying as a REIT. Subject to compliance with applicable tax law, certain properties may be operated using an eligible third-party manager. In those cases, taxable income from those operations may be subject to federal income tax. After taking into consideration the savings clause described below in "Revision of Previously Issued Financial Statements," management believes that the Company was organized and operated in a manner that enabled the Company to continue to qualify for treatment as a REIT for federal income tax purposes for the years ended December 31, 2016, 2015 and 2014.
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
Revision of Previously Issued Financial Statements - During the fourth quarter of 2016, the Company determined that five tenants from whom it received leasehold income are viewed for federal income tax purposes as the same party who also serves as an eligible third-party manager, also known as an “independent contractor” (within the meaning of section 856(d)(3) of the Code) on behalf of the Company with respect to two properties for which the Company previously made an election pursuant to applicable Treasury Regulations to treat such properties as “foreclosure property.” Because of the relationship between the tenant entities and the independent contractor entities, the Company is viewed as deriving or receiving income from the independent contractor, it affects the Company's compliance with the federal income tax rules applicable to REITs. The “foreclosure property” elections terminated and, as of the first day following such terminations, the gross income the Company derived from such properties was not qualifying income under the gross income tests that are applicable to REITs. In order to maintain qualification as a REIT, the Company annually must satisfy certain tests regarding the source of its gross income. The applicable federal income tax rules provide a “savings clause” for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause and

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)
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
Management evaluated the impact of the above misstatements on all previously issued financial statements and concluded that the previously issued financial statements were not materially misstated. However, the impact of recording the misstatements in the period in which they were identified would have been material to the quarter ended September 30, 2016 and the estimated results for the year ended December 31, 2016. Accordingly, the Company has revised its consolidated financial statements as of and for the year ended December 31, 2015, for the interim periods of 2015 for the quarter ended March 31, 2015, for the quarter and six months ended June 30, 2015, and for the quarter and nine months ended September 30, 2015 presented in this Report on Form 10-K.
The following changes have been made to the Company's previously issued consolidated balance sheet, statements of operations and statements of comprehensive income (in thousands, except per share amounts). No changes were made to the consolidated statement of cash flows.

	December 31, 2015
	As Reported	Adjustment	As Revised
Accounts payable and accrued expenses	$11,361	$1,484	$12,845
Income tax liabilities	—	9,778	9,778
Total Liabilities	223,282	11,262	234,544
Accumulated deficit	(352,974)	(11,262)	(364,236)
Total Stockholders' Equity	806,179	(11,262)	794,917
The following changes have been made to the Company's unaudited condensed consolidated statements of operations (in thousands, except per share amounts):

	Quarter Ended March 31, 2015
	As Reported	Adjustment	As Revised
Expenses
Property operating expenses	$37,038	$660	$37,698
Loss from continuing operations	(14,607)	(660)	(15,267)
Net loss	$(7,555)	$(660)	$(8,215)
Net loss per share of common stock (basic and diluted):
Continuing operations	$(0.04)	$(0.01)	$(0.05)
Net income per share	$(0.02)	$(0.01)	$(0.03)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)

	Quarter Ended June 30, 2015			Six Months Ended June 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Expenses
Property operating expenses	$52,021	$275	$52,296	$89,059	$935	$89,994
Other income (expense)
Income tax provision	—	(666)	(666)	—	(666)	(666)
Loss from continuing operations	(38,208)	(941)	(39,149)	(52,815)	(1,601)	(54,416)
Net income before gain on sale of real estate and unconsolidated entity	161,512	(941)	160,571	153,957	(1,601)	152,356
Net income	$228,101	$(941)	$227,160	$220,546	$(1,601)	$218,945
Net income per share of common stock (basic and diluted):
Continuing operations	$0.09	$—	$0.09	$0.04	$(0.01)	$0.03
Net income per share	$0.70	$—	$0.70	$0.68	$(0.01)	$0.67

	Quarter Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Expenses
Property operating expenses	$56,256	$275	$56,531	$145,315	$1,210	$146,525
Other income (expense)
Income tax provision	—	(8,449)	(8,449)	—	(9,115)	(9,115)
Income (loss) from continuing operations	34,295	(8,724)	25,571	(18,775)	(10,325)	(29,100)
Net income before gain on sale of real estate and unconsolidated entity	41,909	(8,724)	33,185	195,611	(10,325)	185,286
Net income	$40,845	$(8,724)	$32,121	$261,391	$(10,325)	$251,066
Net income per share of common stock (basic and diluted):
Continuing operations	$0.11	$(0.03)	$0.08	$0.14	$(0.03)	$0.11
Net income per share	$0.13	$(0.03)	$0.10	$0.80	$(0.03)	$0.77

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)

	Quarter Ended December 31, 2015			Year Ended December 31, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Expenses
Property operating expenses	$27,312	$274	$27,586	$172,627	$1,484	$174,111
Other income (expense)
Income tax provision	—	(663)	(663)	—	(9,778)	(9,778)
Loss from continuing operations	(130,842)	(937)	(131,779)	(149,362)	(11,262)	(160,624)
Net (loss) income before gain on sale of real estate and unconsolidated entity	(140,302)	(937)	(141,239)	55,309	(11,262)	44,047
Net (loss) income	$(120,236)	$(937)	$(121,173)	$141,155	$(11,262)	$129,893
Net (loss) income per share of common stock (basic and diluted):
Continuing operations	$(0.34)	$—	$(0.34)	$(0.20)	$(0.03)	$(0.23)
Net income per share	$(0.37)	$—	$(0.37)	$0.43	$(0.03)	$0.40
The following changes have been made to the Company's unaudited condensed consolidated statements of comprehensive income (in thousands):

	Quarter Ended March 31, 2015
	As Reported	Adjustment	As Revised
Net loss	$(7,555)	$(660)	$(8,215)
Net comprehensive income	(2,448)	(660)	(3,108)

	Quarter Ended June 30, 2015			Six Months Ended June 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net income	$228,101	$(941)	$227,160	$220,546	$(1,601)	$218,945
Net comprehensive income	229,051	(941)	228,110	219,048	(1,601)	217,447

	Quarter Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net income	$40,845	$(8,724)	$32,121	$261,391	$(10,325)	$251,066
Net comprehensive income	38,538	(8,724)	29,814	257,586	(10,325)	247,261

	Year Ended December 31, 2015
	As Reported	Adjustment	As Revised
Net income	$141,155	$(11,262)	$129,893
Net comprehensive income	136,569	(11,262)	125,307

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)
Adopted Accounting Pronouncements — In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company adopted this ASU effective January 1, 2016, and determined that the adoption of this ASU did not have a significant effect on its consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The FASB subsequently issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which clarifies that, given the absence of authoritative guidance in ASU 2015-03 regarding presentation and subsequent measurement of loan costs related to line-of-credit arrangements, the SEC Staff would not object to an entity deferring and presenting loan costs as an asset and subsequently amortizing the loan costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this ASU effective January 1, 2016. As permitted by ASU 2015-03, the Company retrospectively adjusted the presentation of loan costs related to its mortgage and notes payables and presented these loan costs as a direct deduction from the carrying amount of the debt payable for all periods presented. As permitted by ASU 2015-15, the Company did not change the presentation of loan costs related to its line of credit arrangement and continued to present these loan costs as Other Assets on the statement of financial position.
The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s consolidated balance sheets as of December 31, 2015 (in thousands):

	As Filed December 31, 2015	Adjustments	Adjusted December 31, 2015
Other assets	$18,176	$(1,398)	$16,778
Mortgages and other notes payable	$185,739	$(1,398)	$184,341
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires an acquirer to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The Company adopted this ASU effective January 1, 2016, and determined that the adoption of this ASU did not have a significant effect on its consolidated financial position, results of operations or cash flows.
In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to assess a company's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company's ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Company adopted this ASU effective with the annual period ending December 31, 2016. The adoption of this ASU did not have an effect on the Company's consolidated financial position, results of operations or cash flows.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

2.	Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date” which defers the original effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 can be adopted using one of two retrospective application methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The Company has determined that it will not early adopt ASU 2014-09 as a result of the approval of the Plan of Dissolution by the Company's stockholders. The Company is still evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842): Accounting for Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The ASU requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU further modifies lessors’ classification criteria for leases and the accounting for sales-type and direct financing leases. The ASU will also require qualitative and quantitative disclosures designed to give financial statement users additional information on the amount, timing, and uncertainty of cash flows arising from leases. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The ASU is to be applied using a modified retrospective approach. The Company has determined that it will not early adopt this ASU as a result of the approval of the Plan of Dissolution by the Company's stockholders. The Company is still evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position, results of operations or cash flows if the Plan of Dissolution is not approved by stockholders.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU further clarifies how the predominance principle should be applied to cash receipts and payments relating to more than one class of cash flows. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The ASU is to be applied retrospectively for each period presented.  The Company has determined that it will not early adopt this ASU as a result of the approval of the Plan of Dissolution by the Company's stockholders. The Company is still evaluating the impact the adoption of this ASU will have on the Company’s consolidated cash flows.
In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties that are under Common Control,” which requires an entity to consider its indirect interests held by related parties that are under common control on a proportionate basis when evaluating whether the entity is a primary beneficiary of a VIE. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company will adopt this ASU on January 1, 2017 and is still evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial position, results of operations or cash flows.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which modifies the presentation of the statement of cash flows and requires reconciliation to the overall change in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. As a result, the statement of cash flows will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents. The ASU is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The ASU is to be applied retrospectively for each period presented.  The Company has determined that it will not early adopt this ASU as a result of the approval of the Plan of Dissolution by the Company's stockholders. The Company is still evaluating the impact the adoption of this ASU will have on the Company’s consolidated cash flows.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

3.	Real Estate Investment Properties, net:
As of December 31, 2016 and 2015, real estate investment properties consisted of the following (in thousands):

	2016	2015
Land and land improvements	$377,684	$369,902
Leasehold interests and improvements	170,962	170,970
Building and building improvements	249,824	245,372
Equipment	522,194	506,935
Less: accumulated depreciation and amortization	(642,623)	(580,590)
Total	$678,041	$712,589
For the years ended December 31, 2016, 2015 and 2014, the Company had depreciation and amortization expenses of approximately $66.2 million, $82.8 million and $98.0 million, respectively, excluding properties that the Company classified as discontinued operations.
The Company evaluates its properties on an ongoing basis, including any changes to intended use of the properties, operating performance of its properties or plans to dispose of assets to determine if the carrying value is recoverable. As described above in Note 1. “Organization and Nature of Business,” management and its board of directors have been actively evaluating various strategic alternatives to provide liquidity to the Company’s stockholders. As part of this process, management reviewed the operating performance for each property, developed projected cash flows and revised its cash flow assumptions to include projected capital improvement costs to remain competitive, and to retain and enhance visitations and attendance at our ski and attractions properties. The Company evaluated these revised cash flow projections and reviewed materials provided by its global investment banking and advisory firm, including revised market assumptions and other indications of value received in connection with the Company’s strategic alternatives process from several potential buyers, to determine whether it was likely that their carrying value would be recoverable. During the year ended December 31, 2015, the revised cash flows also reflected the proposed restructure of our leases with one tenant on three attractions properties. As a result of this analysis and in consideration of the potential for disposal of the properties in the near term, the Company recorded impairment provisions of approximately $123.1 million related primarily to several attractions properties to write down their book values to estimated fair values based on discounted cash flows and residual values.
In November 2016, the Company entered into a purchase and sale agreement for the sale of its remaining 36 properties. The Company determined that the book value of certain of its ski and mountain lifestyle properties exceeded the estimated sales price less estimated costs to sell and as a result recorded an impairment provision of approximately $8.1 million during the year ended December 31, 2016.
The Company did not record an impairment provision related to real estate investment properties excluding assets held for sale during the year ended December 31, 2014.

4.	Assets Held for Sale, Net and Discontinued Operations:
Assets Held for Sale, net — The Company did not have any properties classified as held for sale as of December 31, 2016 as the sale of the remaining properties requires the approval of the Sale Agreement by stockholders. However, as of December 31, 2015 the Company had six properties classified as assets held for sale (all of which were sold in 2016). The following table presents the net carrying value of the properties classified as held for sale (in thousands) as of December 31:

2015
Land and land improvements	$5,673
Leasehold interests and improvements	27,184
Building and building improvements	6,352
Equipment, net	1,378
Other assets	25
Restricted cash	1,408
Accounts and other receivables	699
Total	$42,719

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

4.	Assets Held for Sale, Net and Discontinued Operations (continued):
Effective January 1, 2015, the Company adopted ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)" which impacted the Company's determination of which property disposals qualify as discontinued operations, as well as required disclosures about discontinued operations.
During the year ended December 31, 2016, the Company sold its remaining five marina properties and its unimproved land. The Company received aggregate sales proceeds net of closing costs for the sale of these properties of approximately $50.4 million, which resulted in aggregate gains of approximately $10.6 million for financial reporting purposes, of which approximately $0.9 million and $9.7 million was recorded in continuing operations and discontinued operations, respectively. No disposition fee was payable to the Advisor on the sale of the five marina properties or the unimproved land.
On April 1, 2016, as described in Note 7, "Variable Interests and Unconsolidated Entities," the Company acquired the remaining 20% interest in the Intrawest Venture, from its co-venture partner, resulting in a combined 100% controlling interest in the Intrawest Venture entities that owned seven ski and mountain lifestyle properties. In addition, upon acquisition the Company agreed to sell these seven properties to a third party buyer and in October 2016, the Company sold the seven properties. The net sales proceeds, after the payment of closing costs, for these properties was approximately $97.9 million, which resulted in an aggregate loss on sale of real estate from continuing operations of approximately $0.8 million for financial reporting purposes. No disposition fee was payable to the Advisor on the sale of these seven properties.
During the year ended December 31, 2015, the Company sold 55 properties, including 38 senior housing properties, 12 of its 17 marinas properties, four attractions properties and one ski and mountain lifestyle property. No disposition fee was payable to the Advisor on the sale of these properties. The third party buyer of the properties assumed approximately $151.5 million of outstanding principal indebtedness collateralized by the senior housing properties that were sold. In connection with these transactions, the Company received aggregate net sales proceeds of approximately $992.7 million and recorded net gains of approximately $246.8 million for financial reporting purposes. Of the net gains recorded, approximately $46.6 million related to the sale of four attractions properties and one ski and mountain lifestyle property were recorded as gain on sale of real estate from continuing operations, and $200.2 million related to the sale of the 38 senior housing properties and 12 marinas were recorded in income (loss) from discontinued operations.
The Company accounted for the revenues and expenses related to seven ski and mountain lifestyle properties and one unimproved land property sold in 2016, and five of the 55 properties described above sold in 2015, including net gains of approximately $0.1 million and $46.6 million for the sale of real estate, during the years ended December 31, 2016 and 2015, respectively, as income from continuing operations because the sale of these properties did not cause a strategic shift in the Company and they did not have a major impact on the Company’s business. Therefore, they did not qualify as discontinued operations under ASU 2014-08, which the Company adopted on January 1, 2015. However, the disposition of the one ski and mountain lifestyle property represented an individually significant component. The Company recorded net income (loss) from continuing operations of approximately $19.8 million (which includes approximately $13.5 million of gain on sale of real estate) and $(1.2) million for the years ended December 31, 2015 and 2014, respectively, related to the one ski and mountain lifestyle property classified as held for sale.
The Company recorded approximately $1.8 million and $30.4 million in impairment provisions during the years ended December 31, 2015 and 2014, respectively, related to its unimproved land classified as held for sale and one attractions property, to adjust their net carrying values to revised estimated sale prices, less closing costs. Impairment provisions related to its unimproved land and one attractions property were recorded in net income (loss) from continuing operations.
During the year ended December 31, 2014, the Company sold its golf portfolio (consisting of 48 properties) and one multi-family residential property. In connection with these transactions, the Company received aggregate net sales proceeds of approximately $384.3 million and recorded a net gain of approximately $4.1 million. The Company determined that the carrying values of these properties were not recoverable based on expected sales proceeds, less costs to sell, and recorded approximately $4.5 million in impairment provisions during the year ended December 31, 2014.
During the year ended December 31, 2014, the Company approved a plan to market and sell the Company’s marinas portfolio (consisting of 17 marinas properties) and entered into a purchase and sale agreement during the year ended December 31, 2015 for the sale of these properties. The Company determined that the carrying values of these properties were not recoverable based on expected sales proceeds, less costs to sell, and recorded approximately $7.7 million and $33.4 million in impairment provisions during the years ended December 31, 2015 and 2014, respectively.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

4.	Assets Held for Sale, Net and Discontinued Operations (continued):
Discontinued Operations — The Company classified the revenues and expenses related to all real estate properties sold in 2014, the 38 senior housing properties sold in 2015, and 17 marinas properties sold between 2016 and 2015, which were not accounted for under the equity method of accounting, as discontinued operations in the accompanying consolidated statements of operations. The following table is a summary of loss from discontinued operations for the years ended December 31, (in thousands):

	2016	2015	2014
Revenues	$3,838	$65,796	$178,887
Expenses	(3,189)	(49,251)	(115,773)
Depreciation and amortization	—	—	(36,709)
Impairment provision	—	(7,749)	(37,867)
Operating income (loss)	649	8,796	(11,462)
Net gain from sale of real estate	9,687	200,243	4,144
Loss on extinguishment of debt (1)	(308)	(2,042)	(4,818)
Gain on insurance and retirements	(412)	2,816	4,791
Other income (expense) (2)	75	(5,142)	(24,361)
Income (loss) from discontinued operations	$9,691	$204,671	$(31,706)

FOOTNOTES:

(1)
During the year ended December 31, 2016, the Company recorded loss on extinguishment of debt from the sale of its five remaining marina properties. During the year ended December 31, 2015, the Company recorded loss on extinguishment of debt from the sale of the 38 senior housing properties. During the year ended December 31, 2014, the Company recorded loss on extinguishment of debt from the sale of its 48 golf properties and its multi-family residential property.

(2)
Amounts include amortization of loss and loss on termination of cash flow hedge of approximately $3.0 million for the year ended December 31, 2014. There was no amortization of loss and loss on termination of cash flow hedge for the years ended December 31, 2016 and 2015.

5.	Intangible Assets, net:
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2016 and 2015 are as follows (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	2016 Net Book Value
In place leases	$11,224	$(5,641)	$5,583
Trade name (indefinite-lived)	10,297	—	10,297
Total	$21,521	$(5,641)	$15,880

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	2015 Net Book Value
In place leases	$11,203	$(5,013)	$6,190
Trade name (indefinite-lived)	10,297	—	10,297
Total	$21,500	$(5,013)	$16,487
Amortization expense (excluding properties classified as discontinued operations) was approximately $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company wrote off approximately $0.8 million of in-place lease intangibles for the year ended December 31, 2015, which are included as part of impairment provisions in the accompanying consolidated statements of operations. The Company did not have any write offs of in-place lease intangibles for the years ended December 31, 2016 and 2014.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

5.	Intangible Assets, net (continued):
The estimated future amortization expense for the Company’s finite-lived intangible assets as of December 31, 2016 is as follows (in thousands):

2017	$623
2018	549
2019	547
2020	547
2021	547
Thereafter	2,770
Total	$5,583

6.	Operating Leases:
As of December 31, 2016, the Company leased 24 properties under long-term, triple-net leases to third-parties. The following is a schedule of future minimum lease payments to be received under the non-cancellable operating leases with third-parties at December 31, 2016 (in thousands):

2017	$96,305
2018	97,129
2019	97,496
2020	97,829
2021	98,344
Thereafter	686,430
Total	$1,173,533
Under a triple-net lease, the tenant is responsible for paying percentage rent and capital improvement reserve rent. Capital improvement reserves are generally based on a percentage of gross revenue of the property and are set aside by the Company for capital improvements including replacements, from time to time, of furniture, fixtures and equipment and totaled approximately $23.9 million, $21.9 million and $23.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Percentage rent is generally based on a percentage of gross revenue after it exceeds a certain threshold. Total percentage rent recorded was approximately $5.5 million, $3.3 million and $2.9 million the years ended December 31, 2016, 2015 and 2014, respectively. In addition, substantially all of the property expenses are required to be paid directly by the tenants, including real estate taxes which the tenants pay directly to the taxing authorities. The total annualized property taxes assessed on these properties and paid directly by tenants, were approximately $5.4 million, $6.4 million and $8.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7.	Variable Interests and Unconsolidated Entities:
Consolidated VIEs — As of December 31, 2016 and 2015, the Company had three wholly-owned subsidiaries which were determined to be VIEs, as the wholly-owned subsidiaries are designed as single property entities to own and lease their respective properties to single tenant operators, which are VIEs due to future buy-out options held by the respective tenants and of which the tenants can exercise but have not elected to do so. The three buy-out options expire between 2030 and 2032. The Company determined it is the primary beneficiary and holds a controlling financial interest in each of these entities due to the Company’s power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from these entities that could potentially be significant to these entities. As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.
The aggregate carrying amount and major classifications of the consolidated assets that can be used to settle obligations of the VIEs and liabilities of the consolidated VIEs that are non-recourse to the Company are as follows (in thousands):

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

7.	Variable Interests and Unconsolidated Entities (continued):

	December 31,
	2016	2015
Assets
Real estate investment properties, net	$55,941	$58,832
Other assets	5,320	6,578
Liabilities
Mortgages and other notes payable	18,628	19,503
Other liabilities	1,340	792

The Company’s maximum exposure to loss as a result of its involvement with these VIEs is limited to its net investment in these entities which totaled approximately $41.3 million and $45.1 million as of December 31, 2016 and 2015, respectively. The Company’s exposure is limited because of the non-recourse nature of the borrowings of the VIEs.
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
As of December 31, 2015, the Company held an 80% ownership interest in the Intrawest Venture with a carrying value of approximately $73.4 million. The Company had classified its investment in the Intrawest Venture, an unconsolidated entity, as a VIE and concluded it was not the primary beneficiary. On April 1, 2016, the Company satisfied the terms and conditions under the buy-sell provisions of the Intrawest Venture partnership agreement, acquired its co-venture partner's 20% interest in the Intrawest Venture for a nominal amount and as part of the Company's evaluation of strategic alternatives, upon acquiring the 20% interest, the Company agreed to sell the seven ski and mountain lifestyle properties. In conjunction with the acquisition of the remaining 20% interest, in April 2016, the Company contributed $5.8 million to the Intrawest Venture and the Intrawest Venture used the proceeds and repaid a mezzanine loan from its joint venture partner and related accrued interest of $5.8 million.
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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

7.	Variable Interests and Unconsolidated Entities (continued):
The following summarizes the gain that resulted from the change of control in the unconsolidated equity method investment for the year ended December 31, 2016 (in thousands):

Fair value of new assets upon acquisition of 20% non-controlling interest and consolidation	$109,504
Less: Investment in unconsolidated entity	(79,479)
Gain on purchase of controlling interest of investment in unconsolidated entity	$30,025
In October 2016, the Company completed the sale of these seven properties and recognized a loss on sale of real estate of approximately $0.8 million. The revenues and net income attributable to the Company's acquisition of the Intrawest Venture from April 2016 through October 2016, were approximately $9.4 million and $3.7 million (which includes $0.8 million loss on sale of real estate), respectively, for the year ended December 31, 2016. There were no acquisitions of unconsolidated entities in 2015 and 2014.
The following tables present financial information for the Company’s unconsolidated entities for the years ended December 31, 2016, 2015 and 2014 (in thousands):
Summarized operating data:

	Year Ended December 31, 2016
	Intrawest Venture(1)
Revenues	$4,743
Property operating expenses	(2,683)
Depreciation and amortization	(784)
Interest expense and other income (expense)	(379)
Net income	$897
Loss allocable to other venture partners(3)	$(410)	(4)
Income allocable to the Company(3)	$1,307
Amortization of capitalized costs	(17)
Equity in earnings on unconsolidated entities	$1,290
Distribution declared to the Company	$1,423
Distributions received by the Company	$1,074

	Year Ended December 31, 2015
	DMC Partnership(2)	Intrawest Venture		Total
Revenues	$10,743	$18,778		$29,521
Property operating expenses	(173)	(11,114)		(11,287)
Depreciation and amortization	(3,038)	(4,160)		(7,198)
Interest expense and other income (expense)	(1,555)	(1,328)		(2,883)
Net income	$5,977	$2,176		$8,153
Income (loss) allocable to other venture partners(3)	$3,477	$(1,611)	(4)	$1,866
Income allocable to the Company(3)	$2,500	$3,787		$6,287
Amortization of capitalized costs	(25)	(109)		(134)
Equity in earnings on unconsolidated entities	$2,475	$3,678		$6,153
Distribution declared to the Company	$3,698	$7,218		$10,916
Distributions received by the Company	$6,558	$6,529		$13,087

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

7.	Variable Interests and Unconsolidated Entities (continued):

	Year Ended December 31, 2014
	DMC Partnership	Intrawest Venture		Total
Revenues	$28,519	$19,856		$48,375
Property operating expenses	(776)	(10,744)		(11,520)
Depreciation and amortization	(9,114)	(6,005)		(15,119)
Interest expense	(8,175)	(5,408)		(13,583)
Interest and other income (expense)	(35)	132		97
Net income (loss)	$10,419	$(2,169)		$8,250
Income (loss) allocable to other venture partners(3)	$1,602	$(1,612)	(4)	$(10)
Income (loss) allocable to the Company(3)	$8,817	$(557)		$8,260
Amortization of capitalized costs	(298)	(209)		(507)
Equity in earnings (loss) on unconsolidated entities	$8,519	$(766)		$7,753
Distribution declared to the Company	$11,345	$2,277		$13,622
Distributions received by the Company	$11,345	$2,152		$13,497

FOOTNOTES:

(1)	In April 2016, the Company acquired its co-venture partner's 20% interest in the Intrawest Venture. Amounts presented reflect activity for the period January 1, 2016 through March 31, 2016.

(2)
On April 29, 2015, the Company completed the sale of its interest in the DMC Partnership as described above. As such, the summarized operating data for the partnership is reported through April 29, 2015.

(3)	Income was allocated between the Company and its venture partners using the hypothetical liquidation book value (“HLBV”) method of accounting.

(4)
This amount represents the venture partner’s portion of interest expense on a loan which the partners made to the venture prior to the Company's acquisition of the partner's 20% interest in the Intrawest Venture.

Summarized balance sheet data

As of December 31, 2015
Intrawest Venture(1)
Real estate assets, net	$66,493
Other assets	15,495
Mortgages and other notes payable	11,100
Other liabilities	16,552
Partners’ capital	54,336
Carrying amount of investment(2)	73,434
Company’s ownership percentage(2)	80.0%

FOOTNOTES:

(1)	As described above, the Company acquired the remaining 20% interest in the Intrawest Venture in April 2016.

(2)
As of December 31, 2015, the Company’s share of partners’ capital determined under HLBV was approximately $71.4 million and the total difference between the carrying amount of the investment and the Company’s share of partners’ capital determined under HLBV was approximately $2.0 million.

In 2015, the Company contributed approximately $54.6 million to the Intrawest Venture and the Intrawest Venture paid off two of its mortgage loans of approximately $54.6 million, which were scheduled to mature in January and June 2015.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

8.	Indebtedness:
Mortgages and Other Notes Payable - As of December 31, 2016 and 2015, the Company had the following indebtedness (in thousands):

	Collateral	Approximate Carrying Value at December 31, 2016	Interest Rate	Maturity Date		Principal Balance as of December 31,
						2016		2015
Variable rate debt:
Mortgage debt	1 ski and mountain lifestyle property	$17.7 million	30-day LIBOR + 3.3%(1)(2)	9/1/2019		$7,648		$8,037
Mortgage debt	1 attractions property	$42.8 million	30-day LIBOR + 3.0%(1)	11/30/2017		15,531		18,156
Mortgage debt	4 ski and mountain lifestyle properties	$137.6 million	30-day LIBOR (subject to floor of 1.5%) + 3.5%(1)	10/5/2017	(4)	36,617		37,847
			Total variable rate debt			$59,796		$64,040
Fixed rate debt:
Mortgage debt	1 attractions lifestyle property	—	6.8%	(3)		$—	(3)	$18,552
Mortgage debt	6 ski and mountain lifestyle properties	$184.7 million	6.1%	10/5/2017	(4)	85,369		90,799
Mortgage debt	3 marina properties	—	6.3% - 6.5%	(3)		—	(3)	10,696
Other debt	—	—	(5)	12/1/2020		1,421		1,705
			Total fixed rate debt			$86,790		$121,752
			Total debt			146,586		185,792
			Premium (discount)			—		(53)
			Unamortized loan costs			(335)		(1,398)
			Total			$146,251		$184,341

FOOTNOTES:

(1)	The 30-day LIBOR rate was approximately 0.77% and 0.43% as of December 31, 2016 and 2015, respectively.

(2)	The Company entered into an interest rate swap for this variable rate debt. See Note 9. “Derivative instruments and Hedging Activities” for additional information.

(3)	The Company repaid the debt in 2016.

(4)	These loans were amended in January 2017 to extend the maturity date to October 5, 2017. See Note 17. "Subsequent Events" for additional information.

(5)	The $1.4 million loan is non-interest bearing.

Senior Unsecured Notes — In June 2015, the Company repaid all of its senior unsecured notes with an outstanding principal balance of $318.3 million at a premium of 103.625%. In connection with this repayment, the Company recorded a loss on extinguishment of debt of approximately $18.8 million.

Line of Credit — As of December 31, 2015, the Company had a revolving line of credit with a total borrowing capacity of $100 million. This revolving line of credit facility bore interest at (a) between LIBOR plus 3.0% and LIBOR plus 3.75% or (b) between a base rate (the greater of the prime rate and the federal funds rate) plus 2.0% and a base rate plus 2.75% (both LIBOR and base rate pricing are contingent upon certain leverage ratios). In August 2016, the Company terminated its $100 million revolving line of credit.
Mortgages and Other Notes Payable — During the year ended December 31, 2016, the Company sold its remaining five marinas properties and used a portion of the net sales proceeds to repay approximately $10.5 million of outstanding indebtedness collateralized by three of the marina properties. In addition, the Company repaid outstanding indebtedness of approximately $18.2 million collateralized by one attractions property which was scheduled to mature in September 2016 and $10.5 million in scheduled principal payments under its mortgage loans.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

8.	Indebtedness (continued):
The following is a schedule of future principal payments and maturities for all indebtedness (in thousands):

2017	$138,497
2018	721
2019	7,083
2020	285
2021	—
Thereafter	—
$146,586
The Company has scheduled debt repayments and maturities of $138.5 million within the next twelve months. As a result of obtaining stockholder approval for the Sale of its remaining 36 properties, the Company intends to repay its outstanding indebtedness using net sales proceeds from the Sale which it anticipates will occur during the second quarter of 2017. In the event the Sale does not occur, the Company plans to refinance its debt.
The estimated fair values of mortgages and other notes payable were approximately $146.3 million and $185.4 million as of December 31, 2016 and 2015, respectively, based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.
Capital Lease Obligations — As of December 31, 2016 and 2015, the Company had capital lease obligations of approximately $4.5 million and $4.5 million, respectively, which were recorded in Other liabilities in the accompanying consolidated balance sheets.

9.	Derivative Instruments and Hedging Activities:
As of December 31, 2016 and 2015, the Company had one interest rate swap that was designated as a cash flow hedge of interest payments from its inception. The fair value of the Company’s derivative financial instruments is included in other liabilities in the accompanying consolidated balance sheets as of December 31, 2016 and 2015.
The following table summarizes the terms and fair values of the Company’s derivative financial instrument (in thousands):

					Fair Value Liability
Notional Amount	Strike (1)	Credit Spread (1)	Trade Date	Maturity Date	December 31,
					2016	2015
$7,648	3.6%	3.3%	9/28/2009	9/1/2019	$(416)	$(618)

FOOTNOTE:
(1)The strike rate does not include the credit spread on the notional amount.
The following table summarizes the gross and net amounts of the Company’s derivative financial instrument (in thousands):

	As of December 31, 2016
Notional Amount of Cash Flow Hedges	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Cash Collateral	Net Amount
$7,648	$(416)	$—	$(416)	$(416)	$—	$(416)

	As of December 31, 2015
Notional Amount of Cash Flow Hedges	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheets
				Financial Instruments	Cash Collateral	Net Amount
$8,037	$(618)	$—	$(618)	$(618)	$—	$(618)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

9.	Derivative Instruments and Hedging Activities (continued):
As of December 31, 2016, the Company’s hedge qualified as highly effective and, accordingly, all of the change in value is reflected in other comprehensive income (loss). Determining fair value and testing effectiveness of these financial instruments requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values and measured effectiveness of such instruments could, in turn, impact the Company’s results of operations.

10.	Fair Value Measurements:
The Company had 14 real estate investment properties that were carried at fair value as of December 31, 2015, as a result of writing down the book values of these properties to their estimated fair values based on estimated discounted cash flows and residual values during 2015. Additionally, the Company had six investment properties that were classified as assets held for sale and carried at fair value as of December 31, 2015, based on estimated sales price less costs to sell. The Level 3 unobservable inputs used in determining the fair value of the real estate properties include, but are not limited to, appraisal information from an independent appraisal firm affiliated with the independent investment banking firm engaged as our valuation advisor, comparable sales transactions and other information from brokers and potential buyers, as applicable. The Company did not have any real estate investment properties that were carried at fair value as of December 31, 2016.
The Company’s derivative instrument is valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks) and is classified as Level 2 in the fair value hierarchy. The valuation of derivative instrument also includes a credit value adjustment which is a Level 3 input. However, the impact of the assumption is not significant to its overall valuation calculation, and therefore the Company considers its derivative instrument to be classified as Level 2. The fair value of such derivative instrument is included in other liabilities in the accompanying consolidated balance sheets.
The following tables show the Company’s financial assets and liabilities carried at fair value as of December 31, 2016 and 2015, as follows (in thousands):

	Fair Value Measurement as of December 31, 2016	Level 1	Level 2	Level 3
Liabilities:
Derivative instrument	$416	$—	$416	$—

	Fair Value Measurement as of December 31, 2015	Level 1	Level 2	Level 3
Assets:
Real estate investment properties, net	$184,061	$—	$—	$184,061
Assets held for sale, net	40,588	—	—	40,588
	224,649	—	—	224,649
Liabilities:
Derivative instrument	$618	$—	$618	$—

11.	Income Taxes:
The Company would typically be subject to income tax expense computed at the federal statutory rate, however, due to its election as a REIT and the qualification of all required conditions to make such election, the Company is not subject to income taxes other than as discussed above in Note 2, “Significant Accounting Policies.” In 2016 the Company determined it did not satisfy the gross income test required to qualify as a REIT and as a result accrued an income tax liability of approximately $9.8 million as of December 31, 2015. The Company revised its estimate of this liability to $8.4 million as of December 31, 2016, which resulted in a $1.4 million income tax benefit during the year ending December 31, 2016.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

11.	Income Taxes (continued):
As of December 31, 2016 and 2015, the Company recorded net current and long-term deferred tax assets related to depreciation differences, deferred income, and net operating losses at its TRS subsidiaries and properties under foreclosure elections as a result of certain tenant defaults and lease terminations. Because there are no historical earnings and no certainty that such deferred tax assets will be available to offset future tax liabilities, the Company has established a full valuation allowance as of December 31, 2016 and 2015. The components of the deferred taxes recognized in the accompanying consolidated balance sheets at December 31, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2016	2015
Net operating losses	$109,236	$107,655
Book/tax differences in deferred income	4,657	5,302
Book/tax differences in acquired assets	(39,054)	(36,732)
Total deferred tax asset	74,839	76,225
Valuation allowance	(74,839)	(76,225)
	$—	$—
The Company’s TRS subsidiaries had net operating loss carry-forwards for federal and state purposes of approximately $269.0 million and $264.6 million as of December 31, 2016 and 2015, respectively, to offset future taxable income. The estimated net operating loss carry-forwards will expire between 2025 and 2036.
The Company analyzed its material tax positions and determined that it has not taken any uncertain tax positions. In addition, the Company has determined that no significant differences exist between the total income tax expense or benefit and the amount computed by applying the statutory federal income rate to its TRS income before taxes and after consideration of the impact of the valuation allowance.

12.	Related Party Arrangements:
In March 2014, the Company’s Advisor amended its advisory agreement, effective April 1, 2014, to eliminate all acquisition fees on equity, performance fees, debt acquisition fees and disposition fees, and to reduce asset management fees to 0.075% monthly (or 0.9% annually) of invested assets.
For the years ended December 31, 2016, 2015 and 2014, the Advisor collectively earned fees and incurred reimbursable expenses as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Acquisition fees:
Acquisition fees from offering proceeds(1)	$—	$—	$319
Acquisition fees from debt proceeds(2)	—	—	1,521
Total	—	—	1,840
Asset management fees(3)	12,137	19,726	29,863
Reimbursable expenses:(4)
Acquisition costs(5)	—	—	248
Operating expenses(6)	5,267	5,451	6,680
Total	5,267	5,451	6,928
Total fees earned and reimbursable expenses	$17,404	$25,177	$38,631

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

12.	Related Party Arrangements (continued):

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

(3)
Amounts recorded as asset management fees to Advisor include fees of $0.2 million, $4.1 million and $11.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to properties that are classified as assets held for sale that are included as discontinued operations in the accompanying consolidated statements of operations. Effective April 1, 2014, the asset management fees to Advisor were reduced as described above.

(4)
The Advisor and its affiliates are entitled to reimbursement of certain expenses incurred on behalf of the Company in connection with the Company’s organization, offering, acquisitions, and operating activities. Pursuant to the advisory agreement, the Company will not reimburse the Advisor for any amount by which total operating expenses paid or incurred by the Company exceed the greater of 2.0% of average invested assets or 25.0% of net income (the “Expense Cap”) in any expense year, as defined in the advisory agreement. For the expense years ended December 31, 2016, 2015 and 2014, operating expenses did not exceed the Expense Cap. Amounts representing acquisition costs are recorded as part of acquisition fees and costs in the accompanying consolidated statements of operations. Amounts representing operating expenses are recorded as part of general and administrative expenses in the accompanying consolidated statements of operations.

(5)
Includes approximately $0.04 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the year ended December 31, 2014. The reimbursable expenses include components of salaries, benefits and other overhead charges. There were no such expenses recorded in acquisition costs during the years ended December 31, 2016 and 2015.

(6)
Includes approximately $0.3 million, $0.4 million and $0.4 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the years ended December 31, 2016, 2015 and 2014, respectively. The reimbursable expenses include components of salaries, benefits and other overhead charges.

Amounts due to affiliates for fees and expenses described above are as follows (in thousands):

	As of December 31,
	2016	2015
Due to the Advisor and its affiliates:
Operating expenses	$475	$420

13.	Stockholders’ Equity:
Distributions — In order to qualify as a REIT for federal income tax purposes, the Company must, among other things, make distributions each taxable year equal to at least 90.0% of its REIT taxable income. Through November 2016, the Company made regular distributions on a quarterly basis. On November 1, 2016, in light of the Plan of Dissolution approved by the Company's board of directors as described above in Note 1. "Organization and Nature of Business," the board of directors approved the suspension of the Company's quarterly cash distribution on its common stock effective as of the fourth quarter distribution. For the years ended December 31, 2016, 2015 and 2014, the Company declared and paid distributions of approximately $211.4 million ($0.6500 per share), $487.8 million ($1.5000 per share) and $137.9 million ($0.4252 per share), respectively. Distributions for the years ended December 31, 2016 and 2015, included special cash distributions of $0.50 per share and $1.30 per share, respectively, totaling approximately $162.6 million and $422.7 million, respectively, which were paid in cash and were funded from the proceeds of assets sales.
The tax composition of distributions declared for years ended December 31, 2016, 2015 and 2014 were as follows:

	December 31,
Distribution Type	2016	2015	2014
Taxable as ordinary income	1.2%	28.0%	—%
Taxable as qualified dividends	0.2%	—%	—%
Taxable as capital gain	—%	18.3%	—%
Return of capital	98.6%	53.7%	100.0%
No amounts distributed to stockholders for the years ended December 31, 2016, 2015 and 2014 were required to be or have been treated as a return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the advisory agreement.
Redemption of Shares — During the year ended December 31, 2014, the Company redeemed 1.4 million shares at an average price of $6.80 per share. In September 2014, the Company’s board of directors approved the suspension of the Company’s redemption plan effective as of September 26, 2014.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

14.	Concentrations of Risk:
The Company’s real estate investment portfolio is geographically diversified with properties in 18 states and Canada. The Company owns ski and mountain lifestyle properties in nine states and Canada with a majority of those properties located in the northeast, California and Canada. The Company’s attractions properties are located in eleven states with a majority located in the southern and western United States.
During the year ended December 31, 2016, we had one tenant who generated more than 10% of total revenues from continuing operations. This tenant operates seven of our ski and mountain lifestyle properties and represented approximately $43.1 million of our consolidated revenues from continuing operations.

15.	Commitments and Contingencies:
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
The following is a schedule of future obligations under ground leases and land permits (in thousands):

2017	$11,646
2018	11,638
2019	11,594
2020	11,594
2021	11,594
Thereafter	115,637
Total	$173,703
From time to time the Company may be exposed to litigation arising from operations of its business in the ordinary course of business. Management is not aware of any litigation that it believes will have a material adverse impact on the Company’s financial condition or results of operations.

16.	Selected Quarterly Financial Data (Unaudited):

2016 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$41,781	$63,556	$96,382	$39,396	$241,115
Operating income (loss)	2,401	4,323	26,580	(264)	33,040
Equity in earnings of unconsolidated entities	1,290	—	—	—	1,290
Gain on purchase of controlling interest of investment in unconsolidated entity	—	30,025	—	—	30,025
Income tax provision	—	—	(3,070)	4,424	1,354
Income (loss) from continuing operations	1,177	32,188	20,701	2,046	56,112
Discontinued operations(1)	(523)	9,964	—	250	9,691
Gain on sale of real estate	—	911	—	(766)	145
Gain from sale of unconsolidated entities	—	—	—	—	—
Net income (loss)	$654	$43,063	$20,701	$1,530	$65,948
Weighted average number of shares outstanding (basic and diluted)	325,183	325,183	325,183	325,183	325,183
Earnings (loss) per share of common stock (basic and diluted)	$—	$0.13	$0.06	$0.01	$0.20

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

16.	Selected Quarterly Financial Data (Unaudited) (continued):

2015 Quarters	First	Second	Third	Fourth	Full Year
Total revenues	$71,992	$85,659	$127,600	$52,414	$337,665
Operating income (loss)	(7,767)	(7,964)	35,751	(131,195)	(111,175)
Equity in earnings (loss) of unconsolidated entities	3,561	(783)	1,162	2,213	6,153
Income tax provision	—	(666)	(8,449)	(663)	(9,778)
Income (loss) from continuing operations	(15,267)	(39,149)	25,571	(131,779)	(160,624)
Discontinued operations(1)	7,052	199,720	7,614	(9,715)	204,671
Gain (loss) on sale of real estate	—	27,337	(1,064)	20,321	46,594
Gain from sale of unconsolidated entity	—	39,252	—	—	39,252
Net income (loss)	$(8,215)	$227,160	$32,121	$(121,173)	$129,893
Weighted average number of shares outstanding (basic and diluted)	325,183	325,183	325,183	325,183	325,183
Earnings (loss) per share of common stock (basic and diluted)	$(0.03)	$0.70	$0.10	$(0.37)	$0.40

FOOTNOTE:

(1)
The Company classified certain properties as assets held for sale and reclassified the results related to those properties which met the criteria of discontinued operations under ASU 2014-08 as discontinued operations for all periods presented.

17.	Subsequent Events:
In January 2017, the Company extended the maturity dates of two of its mortgage loans from April 5, 2017 to October 5, 2017. All other terms remained the same.
On March 24, 2017, the stockholders approved the sale of the Company’s remaining 36 properties pursuant to the Sale Agreement. The stockholders also approved the Plan of Dissolution, including the complete liquidation and dissolution of the Company following the closing of the sale of its remaining assets. As a result of the approval of the Plan of Dissolution, the Company will adopt the liquidation basis of accounting as of March 31, 2017 and for the periods subsequent to March 31, 2017 in accordance with GAAP. Accordingly, on March 31, 2017, the Company's assets will be adjusted to their estimated liquidation value, which will represent the estimated amount of cash and stock that it will collect on disposal of assets as it carries out its Plan of Dissolution. Additionally, the Company will accrue costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation.

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
Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013)”.
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

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our directors and executive officers as of March 16, 2017 were as follows:

Name	Age	Position
James M. Seneff, Jr.	70	Director and Chairman of the Board of Directors
Thomas K. Sittema	58	Director and Vice Chairman of the Board of Directors
Adam J. Ford	44	Independent Director and Audit Committee Financial Expert
Bruce Douglas	84	Independent Director
Robert J. Woody	73	Independent Director
Stephen H. Mauldin	48	President and Chief Executive Officer (Principal Executive Officer)
Tammy J. Tipton	56	Chief Financial Officer and Treasurer (Principal Financial Officer)
Ixchell C. Duarte	50	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Holly J. Greer	45	General Counsel, Senior Vice President and Secretary
James M. Seneff, Jr., Chairman of the Board of Directors and Director. Mr. Seneff has served as the chairman of the board of directors and a director since the Company’s inception in 2003. He has served as a director of the Company’s current Advisor, CNL Lifestyle Advisor Corporation (December 2010 to present), and as a director of the managing member of the Company’s former advisor, CNL Lifestyle Company, LLC (2003 to December 2010). Mr. Seneff served as the chairman of the board of directors of CNL Healthcare Properties, Inc., a public, non-traded REIT, from May 2011 to June 2016 and a director from June 2010 to June 2016. Mr. Seneff has served as chairman of its advisor, CNL Healthcare Corp., since its inception in June 2010. He served as chairman of the board of directors and a director of CNL Growth Properties, Inc., a public, non-traded REIT, from August 2009 to August 2016, and December 2008 to August 2016, respectively, and has served as a manager of its advisor, CNL Global Growth Advisors, LLC, since its inception in December 2008. Mr. Seneff served as chairman of the board of directors and a director of Global Income Trust, Inc., a public, non-traded REIT, from April 2009 and March 2009, respectively, until its dissolution in December 2015 and served as manager of its advisor since March 2009.
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
As a result of these professional and other experiences, Mr. Seneff possesses particular knowledge of real estate acquisitions, ownership and dispositions in a variety of public and private real estate investment vehicles, which strengthens the board of director’s collective knowledge, capabilities and experience. Mr. Seneff is principally responsible for overseeing the formulation of our strategic objectives.
Thomas K. Sittema. Vice Chairman of the Board of Directors and Director. Mr. Sittema has served as the vice chairman of the board of directors and a director since April 2012. Mr. Sittema served as the Company’s chief executive officer from September 2011 to April 2012 and has served as chief executive officer of the Advisor since September 2011. Mr. Sittema has served as chairman of the board of directors and a director of CNL Healthcare Properties, Inc., a public, non-traded REIT since June 2016 and April 2012, respectively. He served as chief executive officer of CNL Healthcare Properties, Inc. from September 2011 to April 2012, and has vice chairman of the board of directors from April 2012 to June 2016. Mr. Sittema has served as chief executive officer of its advisor since September 2011. Mr. Sittema has served as chairman of the board of directors of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since November 2015, and as a director since its inception on July 10, 2015. He has served as chief executive officer of its advisor, CHP II Advisors, LLC, since its inception on July 9, 2015.
Mr. Sittema has served as chief executive officer of CNL Financial Group, Inc. (January 2011 to present) and as president (August 2013 to present) and previously served as vice president (February 2010 to January 2011). He has also served as chief executive officer and president of CNL Financial Group, LLC (“CNL”), the Company’s sponsor, since August 2013 and has served as chief executive officer and a director of an affiliate of CNL, (October 2009 to present) and president (August 2013 to present). Mr. Sittema also serves as chairman of the board of directors and a director of Corporate Capital Trust, Inc., a non-diversified, closed-end management investment company that has elected to be regulated as a business development company since October 2010. Mr. Sittema has also served as Corporate Capital Trust, Inc.’s chief executive officer since September2014. Mr. Sittema has served as a trustee and chief executive officer of Corporate Capital Trust II since August 2014. Mr. Sittema has served as chairman of the board of directors and a director of CNL Growth Properties, Inc., a public, non-traded REIT since August 2016, and served as chief executive officer (September 2014 to August 2016) and president (September 2014 to March 2016). Mr. Sittema has served as chief executive officer and president of its advisor since September 2014, and as chief executive officer and president of Global Income Trust, Inc., a public, non-traded REIT, from September 1, 2014, until its dissolution in December 2015, and has served as chief executive officer and president of its advisor since September 1, 2014. Mr. Sittema holds various other offices with other CNL affiliates. Mr. Sittema has served in various roles with Bank of America Corporation and predecessors, including NationsBank, NCNB and affiliate successors (1982 to October 2009). Most recently, while at Bank of America Corporation Merrill Lynch, he served as managing director of real estate, gaming, and lodging investment banking. Mr. Sittema joined the real estate investment banking division of Banc of America Securities at its formation in 1994 and initially assisted in the establishment and build-out of the company’s securitization/permanent loan programs. He also assumed a corporate finance role with the responsibility for mergers and acquisitions, or M&A, advisory and equity and debt capital raising for his client base. Throughout his career, Mr. Sittema has led numerous M&A transactions, equity offerings and debt transactions including high grade and high-yield offerings, commercial paper and commercial mortgage-backed security conduit originations and loan syndications. Mr. Sittema is a member, since February 2013, of the board of directors of Crescent Holdings, LLC. In 2016, Mr. Sittema served as chairman of the Investment Program Association. Mr. Sittema received his B.A. in business administration from Dordt College, and an M.B.A. with a concentration in finance from Indiana University.
As a result of these professional and other experiences, Mr. Sittema possesses particular knowledge of real estate acquisitions, ownership and dispositions, which strengthens the board of directors’ collective knowledge, capabilities and experience.
Adam J. Ford. Independent Director and Audit Committee Financial Expert. Mr. Ford joined the board of directors as an Independent Director in October 2012. He currently serves as the board of director’s Audit Committee financial expert and the Audit Committee’s chairman. Since March 2011 and July 2010, respectively, Mr. Ford has served as both general manager and chief financial officer of Crosland, LLC, a privately held real estate asset management company in Charlotte, NC (“Crosland”). Mr. Ford is responsible for disposition, recapitalization, strategic investments, asset management and financial reporting. Prior to his current role, Mr. Ford was Crosland’s senior vice president of strategy and finance from September 2009 to June 2010. From February 2008 to August 2011, Mr. Ford served as chief operating officer of Crosland’s Southeastern Investment Fund, where he directed Crosland’s efforts in acquiring and enhancing the value of land investments as part of their joint venture with Northwestern Mutual Life Company. Prior to his involvement with the joint venture, Mr. Ford served Crosland as vice president of residential development from March 2007 to January 2008. From May 2004 to February 2007, Mr. Ford served as Crosland’s vice president of operations in the residential division where he directed the company’s 120 person property operations team which managed more than 30 properties and 5,000+ units. He was also responsible for the division’s existing project financing, fee managed portfolio, and acquisition/disposition strategy and execution, overseeing capital transactions totaling more than $120 million. Mr. Ford was previously a consultant from 2002 to 2004 with Bain & Company located in Atlanta, GA where he provided strategic input to various clients in a variety of industries. Prior to that, Mr. Ford was an account executive in customer business development at The Procter & Gamble Company from 1994 to 2000. Mr. Ford received a B.S. in business administration from the University of North Carolina at Chapel Hill and a Masters in business administration from Harvard Business School.
As a result of these professional and other experiences, Mr. Ford possesses particular knowledge of business management and government relations, which strengthens the board of director’s collective knowledge, capabilities and experience.

Bruce Douglas. Independent Director. Dr. Douglas joined the board of directors as an Independent Director in 2004. He has also served as an independent director of CNL Healthcare Properties, Inc., a public, non-traded REIT, from October 2010 through June 2013. Dr. Douglas founded and has been the chief executive officer of Harvard Development Company, a real estate development organization specializing in urban revitalization and rejuvenation since 2001. Dr. Douglas was the president of Sterling College from 2005 through 2008. Dr. Douglas founded The Douglas Company, a construction and engineering firm, and was chairman and chief executive officer from 1975 to 2001. Dr. Douglas received his B.A. in physics from Kalamazoo College, a B.S. in civil engineering from the University of Michigan, an M.P.A. from Harvard University and a Ph.D. in history at the University of Toledo.
As a result of these professional and other experiences, Dr. Douglas possesses particular knowledge of real estate development and planning, which strengthens the board of directors' collective knowledge, capabilities and experience.
Robert J. Woody. Independent Director. Mr. Woody joined the board of directors as an Independent Director in 2004. He served as an independent director of CNL Healthcare Properties, Inc., a public, non-traded REIT, from October 2010 until April 2012. He serves as a partner in Elgin Energy Partners, LLC, the general partner of a private equity limited partnership in Washington, D.C. (November 2008 to present). He also serves as chairman of Elgin Energy, LLC, an engineering, technology and exploration company located in Colorado (November 2008 to present). He served as deputy chairman and general counsel for Northstar Financial Services Ltd. (2005 through 2008) and as chief executive officer of Northstar Consulting Group, Inc. (2004 through 2005). Mr. Woody was the executive vice president and general counsel for Northstar Companies, Inc., an international wealth management firm, from 2002 until 2004. Before joining Northstar Companies, Inc., Mr. Woody was a partner at the law firm of Shook, Hardy & Bacon, L.L.P. (1997 to 2002). Mr. Woody received a B.A. and a J.D. from the University of Kansas and undertook graduate legal study in international law at the University of Exeter, England.
As a result of these professional and other experiences, Mr. Woody possesses particular knowledge of business management and government relation, which strengthens the board of directors' collective knowledge, capabilities and experience.
Stephen H. Mauldin. Chief Executive Officer and President. Mr. Mauldin has served as the Company’s chief executive officer since April 2012 and has served as the Company’s president and as president of the Company’s Advisor since September 2011. He served as chief operating officer of the Company from September 2011 to April 2012, and has served as chief operating officer of the advisor since September 2011. He also has served as president of each of CNL Healthcare Properties, Inc., a public, non-traded REIT, and its advisor since September 2011, chief executive officer of CNL Healthcare Properties, Inc. (since April 2012) and chief operating officer of each of CNL Healthcare Properties, Inc. (September 2011 to April 2012) and its advisor (September 2011 to present). Mr. Mauldin has served as vice chairman of the board of directors and a director of CNL Healthcare Properties II, Inc., a public non-traded REIT, since November 2015, and as chief executive officer and president since its inception on July 10, 2015. He has served as a manager, chief operating officer and president of its advisor since its inception on July 9, 2015. Mr. Mauldin has also served as president of CNL Growth Properties, Inc., a public, non-traded REIT, since March 2016 and as chief executive officer since August 2016. Prior to joining the Company, Mr. Mauldin most recently served as a consultant to Crosland, LLC, a privately held real estate development and asset management company headquartered in Charlotte, North Carolina, from March 2011 through August 2011. He previously served as their chief executive officer, president and a member of their board of directors from July 2010 until March 2011. Mr. Mauldin originally joined Crosland, LLC in 2006 and served as its chief financial officer from July 2009 to July 2010 and as president of Crosland’s mixed-use and multi-used development division prior to his appointment as chief financial officer. Prior to joining Crosland, LLC, from 1998 to June 2006, Mr. Mauldin was a co-founder and served as a partner of Crutchfield Capital, LLC, a privately held investment and operating company with a focus on small and medium-sized companies in the southeastern United States. From 1996 to 1998, Mr. Mauldin held various positions in the capital markets group and the office of the chairman of Security Capital Group, Inc., which prior to its sale in 2002, owned controlling interests in 18 public and private real estate operating companies (eight of which were NYSE-listed) with a total market capitalization of over $26 billion. Mr. Mauldin graduated with a B.S. in finance from the University of Tampa and received an M.B.A. with majors in real estate, finance, managerial economics and accounting/information systems from the J.L. Kellogg Graduate School of Management at Northwestern University.
Tammy J. Tipton. Chief Financial Officer and Treasurer. Ms. Tipton has served as the Company’s chief financial officer and treasurer since May 2015. Ms. Tipton has served as chief financial officer of the Company’s Advisor since March 2014 and as senior vice president since May 2015. She has also served as chief financial officer and treasurer of CNL Growth Properties, Inc., a public, non-traded REIT, since September 1, 2014. She served as chief financial officer and treasurer of Global Income Trust, Inc., a public, non-traded REIT, from September 1, 2014 until its dissolution in December 2015. Ms. Tipton has served as chief financial officer, senior vice president and treasurer of CHP II Advisors, LLC, since its inception on July 9, 2015, the advisor to CNL Healthcare Properties II, Inc., a public, non-traded REIT. She has served as senior vice president since October 2011 and group financial officer since January 2014 of CNL Financial Group where she oversees the strategic finance, accounting, reporting, budgeting, payroll and purchasing functions for CNL and its affiliates. Ms. Tipton also holds various other offices with other CNL affiliates. She previously served as senior vice president of CNL from 2002 to December 2011. Ms. Tipton has served in various other financial roles since joining CNL in 1987. These roles include regulatory reporting for more than 20 public entities and the accounting, reporting and servicing for approximately 30 public and private real estate programs. Ms. Tipton earned a B. S. in accounting from the University of Central Florida. She is also a certified public accountant.
Ixchell C. Duarte. Senior Vice President and Chief Accounting Officer. Ms. Duarte has served as the Company’s senior vice president and chief accounting officer since March 2012, and was previously a vice president from February 2012 to March 2012. She also has served as senior vice president and chief accounting officer of the Company’s Advisor since November 2013. Ms. Duarte has served as senior vice president and chief accounting officer since March 2012 of CNL Healthcare Properties, Inc., a public, non-traded REIT, and was previously a vice president from February 2012 to March 2012. She also has served as senior vice president and chief accounting officer of its advisor since November 2013. Ms. Duarte has served as chief accounting officer and senior vice president of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since January 7, 2016. She has served as chief accounting officer and senior vice president of its advisor, CHP II Advisors, LLC, since its inception on July 9, 2015. Since June 2012, Ms. Duarte has served as senior vice president and chief accounting officer of CNL Growth Properties, Inc., a public non-traded REIT, and has served as senior vice president of its advisor since November 2013. She served as senior vice president and chief accounting officer of Global Income Trust, Inc., a public non-traded REIT, from June 2012 until its dissolution in December 2015, and has served as a senior vice president of its advisor since November 2013. Ms. Duarte served as controller at GE Capital, Franchise Finance, from February 2007 through January 2012 as a result of GE Capital’s acquisition of Trustreet, a publicly traded REIT. Prior to that, Ms. Duarte served as senior vice president and chief accounting officer of Trustreet and served as senior vice president and controller of its predecessor CNL companies (2002 to February 2007). Ms. Duarte also served as senior vice president, chief financial officer, secretary and treasurer of CNL Restaurant Investments, Inc. (2000 to 2002) and as a director of accounting and then vice president and controller of CNL Fund Advisors, Inc. and other CNL affiliates (1995 to 2000). Prior to that, Ms. Duarte served as an audit senior and then as audit manager in the Orlando, Florida office of Coopers & Lybrand where she serviced several CNL entities (1990 to 1995), and as audit staff in the New York office of KPMG (1988 to 1990). She received a B.S. in accounting from the Wharton School of the University of Pennsylvania. Ms. Duarte is also a certified public accountant.
Holly J. Greer. General Counsel, Senior Vice President and Secretary. Ms. Greer has served as the Company’s general counsel, senior vice president and secretary since March 2011. She has also served as senior vice president of the Company’s current Advisor, CNL Lifestyle Advisor Corporation, since November 2013 and previously served as assistant general counsel and vice president (December 2010 to April 2011) and senior vice president, legal affairs (April 2011 to November 2013). Ms. Greer served as the Company’s associate general counsel (January 2010 until March 2011) and vice president (December 2009 until March 2011). Ms. Greer joined the Company in August 2006, where she initially served as acquisition counsel for the Company’s former advisor, CNL Lifestyle Company, LLC, until April 2007. From April 2007 until November 2009, Ms. Greer served as counsel to the Company and its former advisor, overseeing real estate and general corporate legal matters. She served as assistant general counsel of its former advisor (November 2009 to January 2010) and served as associate general counsel and vice president (January 2010 until April 2011). Ms. Greer has also served as general counsel, senior vice president and secretary of CNL Healthcare Properties, Inc., a public, non-traded REIT, since March 2011. She previously served as associate general counsel and vice president (June 2010 to March 2011). Ms. Greer has also served as senior vice president of its advisor since November 2013 and previously served as associate general counsel and vice president (June 2010 until April 2011) and served as senior vice president, legal affairs (April 2011 until November 2013. Ms. Greer also served as general counsel and secretary of CNL Healthcare Properties II, Inc., a public, non-traded REIT from January 2016 to August 2016, and has served as senior vice president since January 2016. She has served as a manager, senior vice president and secretary of its advisor, CHP II Advisors, LLC, since its inception on July 9, 2015. Ms. Greer has served as general counsel, senior vice president and secretary of CNL Growth Properties, Inc. a public, non-traded REIT, since August 2011 and as senior vice president and secretary of its advisor since August 2011. Ms. Greer also served as general counsel, senior vice president and secretary of Global Income Trust, Inc., a public, non-traded REIT, from August 2011 until its dissolution in December 2015, and has served as senior vice president and secretary of its advisor since August 2011. Prior to joining the Company, Ms. Greer spent seven years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Greer is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. Since 2017, Ms. Greer has served on the board of directors for the Foundation for Foster Children and the Alternative & Direct Investment Securities Association (“ADISA”). She received a B.S. in communications and political science from Florida State University and her J.D. from the University of Florida.
Board of Directors Leadership Structure: Board Independence and Role in Risk Oversight
The board of directors is currently comprised of five directors, with Mr. Seneff serving as the chairman of the board of directors. The Bylaws allow the roles of chairman of the board of directors and chief executive officer to be separated or combined, and the board of directors believes that it is appropriate to have these as separate positions at this time on account of the varying strengths, experiences and relationships of each of these individuals in the real estate industry. The chairman, Mr. Seneff, has unique knowledge, experience and relationships with the board of directors and management and within a broad spectrum of the real estate market, and his continued role as chairman provides significant value to the Company. Mr. Mauldin, the president and chief executive officer, has extensive experience and relationships in the sectors in which the Company acquires and owns real estate properties and the board of directors believes that these attributes are complementary to the strengths of Mr. Seneff.
For the year ended December 31, 2016, each of Dr. Douglas and Messrs. Ford and Woody served as Independent Directors. Although the Company’s shares are not listed on the New York Stock Exchange, the Company applies the exchange’s standards of independence to its own outside directors and for the year ended December 31, 2016, each of Dr. Douglas Messrs. Ford and Woody met the definition of “independent” under Section 303A.02 of the New York Stock Exchange listing standards.
The Audit Committee focuses on the adequacy of the Company’s enterprise risk management and risk mitigation processes. The Audit Committee meets regularly to discuss the strategic direction and the issues and opportunities facing the Company in light of trends and developments in the REIT industry and general business environment. Throughout the year, the board of directors provides guidance to management regarding the Company’s strategy and helps to refine its operating plans to implement the Company’s strategy. The Audit Committee holds meetings with senior management, PricewaterhouseCoopers and internal audit to review the categories of risk the Company faces, including any risk concentrations and risk interrelationships, as well as the likelihood of occurrence, the potential impact of those risks and mitigating measures. The involvement of the Audit Committee in setting the Company’s business strategy is critical to the determination of the types and appropriate levels of risk undertaken by the Company. The board of directors role in risk oversight of the Company is consistent with the Company’s leadership structure, with the president and chief executive officer and other members of senior management having responsibility for assessing and managing the Company’s risk exposure, and the board of directors and the Audit Committee providing oversight of risk management efforts.
Board of Directors Meetings During Fiscal Year 2016
The board of directors met 11 times during 2016. Each member of the board of directors attended at least 75% of the total board of directors meetings. During 2016, the Audit Committee held four meetings and each member of the Audit Committee attended 100% of the total meetings. In addition, the Valuation Committee met two times in 2016, and each member of the Valuation Committee attended all of the meetings. The Special Committee met five times in 2016, and each member of the Special Committee attended all of the meetings, with the exception of Dr. Douglas, who attended all but one meeting. Although the Company does not have a policy on director attendance at the 2016 annual meeting of stockholders (the “2016 Annual Meeting”), directors are encouraged to do so. All the directors of the Company attended the 2016 Annual Meeting.
Committees of the Board of Directors
The Company has a standing Audit Committee, the members of which are selected by the board of directors each year. During 2016, the Audit Committee was comprised of Dr. Bruce Douglas and Messrs. Adam J. Ford, and Robert, J. Woody, each of whom was determined to be “independent” under the listing standards of the New York Stock Exchange referenced above. The Audit Committee operates under a written charter adopted by the board of directors. A copy of the Audit Committee Charter is posted on the Company’s website at www.cnlifestylereit.com. The Audit Committee assists the board of directors by providing oversight responsibilities relating to:
•The integrity of financial reporting;
•The independence, qualifications and performance of the Company’s independent auditors;
•The systems of internal controls;
•The performance of the Company’s internal audit function;
•Compliance with management’s audit, accounting and financial reporting policies and procedures; and
•Company risk management.
In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors. In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work. During the year ended December 31, 2016, the Audit Committee met four times with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to filing them with the Commission. The Audit Committee has determined that Mr. Ford is an “audit committee financial expert” under the rules and regulations of the Commission for purposes of Section 407 of the Sarbanes-Oxley Act of 2002.
In August 2013 the board of directors initiated a process to estimate the Company’s net asset value per share and created a special committee, comprised solely of Independent Directors, charged with oversight of the Company’s valuation process (the “Valuation Committee”).
In May 2014 the board of directors initiated a process to oversee the exploration of strategic alternatives and created a special committee, comprised solely of Independent Directors, charged with oversight of the Company’s strategic alternative process (the “Special Committee”).
Currently, the Company does not have a nominating committee, and therefore, does not have a nominating committee charter. The board of directors is of the view that it is not necessary to have a nominating committee at this time because the board of directors is composed of only five members, including a majority of “independent directors” (as defined under the New York Stock Exchange listing standards), and each director is responsible for identifying and recommending qualified board of directors candidates. The board of directors does not have a formal policy regarding diversity. The board of directors considers many factors with regard to each candidate, including judgment, integrity, diversity, prior professional experience, background, the interplay of the candidate’s experience with the experience of other board of directors members, the extent to which the candidate would be desirable as a member of the Audit Committee, and the candidate’s willingness to devote substantial time and effort to board of directors responsibilities.
Company stockholders may recommend individuals to the board of directors for consideration as potential director candidates by timely submitting their names and appropriate background and biographical information to the Company’s Secretary at the Company’s offices. Assuming that the appropriate information has been timely provided, the board of directors will consider these candidates substantially in the same manner as it considers other board of directors candidates it identifies.
Currently, the Company does not have a compensation committee because it does not have any employees and does not separately compensate its executive officers for their services as officers. At such time, if any, as the Company’s shares of common stock are listed on a national securities exchange such as the New York Stock Exchange or the NASDAQ Stock Market or the Company has employees to whom it directly provides compensation, the Company will form a compensation committee, the members of which will be selected by the full board of directors each year.
Corporate Governance
The board of directors has adopted corporate governance policies and procedures that the board of directors believes are in the best interest of the Company and its stockholders as well as compliant with the Sarbanes-Oxley Act of 2002 and the SEC’s rules and regulations. In particular:
•The majority of the board of directors are Independent Directors and all of the members of the Audit Committee are Independent Directors.
•The board of directors has adopted a charter for the Audit Committee. One member of the Audit Committee is an “audit committee financial expert” under SEC rules.
•The Audit Committee hires, determines compensation of, and decides the scope of services performed by the Company’s independent auditors.
•The Company has adopted a Code of Business Conduct that applies to all directors and officers of the Company as well as all directors, officers and employees of the Company’s Advisor. The Code of Business Conduct sets forth the basic principles to guide their day-to-day activities.
•The Company has adopted a Whistleblower Policy that applies to the Company and all employees of the Company’s Advisor, and establishes procedures for the anonymous submission of employee complaints or concerns regarding financial statement disclosures, accounting, internal accounting controls or auditing matters.
The Company’s Code of Business Conduct and Whistleblower Policy are available on the Company’s website at www.cnllifestylereit.com.

Stockholder Communications
Stockholders who wish to communicate with a member or members of the board of directors may do so by addressing their correspondence to the board of directors member or members, c/o Holly J. Greer, Secretary, CNL Lifestyle Properties, Inc., 450 South Orange Avenue, Orlando, Florida, 32801. The Secretary will review and forward correspondence to the appropriate person or persons for response.

Item 11.	EXECUTIVE COMPENSATION
Board of Directors Report on Compensation
The following report of the board of directors should not be deemed “filed” with the Commission or incorporated by reference into any other filing the Company makes under the Securities Act or the Exchange Act except to the extent the Company specifically incorporates this report by reference therein.
The board of directors reviewed and discussed with management the Compensation Discussion and Analysis set forth below (“CD&A”). Based on the board of directors’ review of the CD&A and the board of directors’ discussions of the CD&A with management, the board of directors approved including the CD&A in this Annual Report on Form 10-K for filing with the Commission.

The Board of Directors:
James M. Seneff, Jr.
Thomas K. Sittema
Adam J. Ford
Dr. Bruce Douglas
Robert J. Woody
Compensation Discussion and Analysis
The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2016. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.
If the Company determines to compensate named executive officers in the future, the board of directors will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.
Compensation of Independent Directors
During the year ended December 31, 2016, each Independent Director received a $45,000 annual fee for services as well as $2,000 per board of directors meeting attended, whether they participated by telephone or in person. Each Independent Director serving on the Audit Committee, the Valuation Committee or the Special Committee received $2,000 per meeting attended, whether they participated by telephone or in person. The Audit Committee Chair received an annual retainer of $10,000 in addition to Audit Committee meeting fees and fees for meeting with the independent accountants as a representative of the Audit Committee. The Special Committee Chair received an annual retainer of $45,000 and the remaining two Independent Directors received a $35,000 annual fee for services relating to the Special Committee in addition to Special Committee meeting fees. Independent Directors are also paid $2,000 per day for their participation in certain meetings and other Company related business outside of normally scheduled board of directors meetings.
The following table sets forth the compensation earned or paid to the Company’s directors during the year ended December 31, 2016 for their service on the board of directors, the Audit Committee, the Valuation Committee and the Special Committee (where applicable):

Name	Fees Earned or Paid in Cash
James M. Seneff, Jr.	None
Thomas K. Sittema	None
Adam J. Ford	$140,000
Bruce Douglas	$116,000
Robert J. Woody	$120,000
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
The following table sets forth as of March 16, 2017 the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than 5% of its common stock, by each director and nominee, by each executive officer and by all executive officers and directors as a group, based upon information furnished by such stockholders, directors and officers. Fractional shares are rounded to the nearest whole number. Except as noted below, the address of the named officers and directors is CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares
James M. Seneff, Jr. (1)	18,944	*
Adam J. Ford	—	—
Bruce Douglas	10,206	*
Robert J. Woody	—	—
Thomas K. Sittema	—	—
Stephen H. Mauldin	6,399	*
Ixchell C. Duarte	—	—
Holly J. Greer	789	*
All directors and executive officers as a group (8 persons)	36,338	*
FOOTNOTES:

*	Represents less than 1% of the outstanding shares of the Company’s common stock.

(1)	This number represents shares attributed to Mr. Seneff as a result of (i) his control of CNL Financial Group, Inc.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company is externally advised and has no direct employees. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Company’s offering and a wholly owned subsidiary of CNL, our Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to certain fees as described in Note 13 “Related Party Arrangements” in Item 8 “Financial Statements and Supplementary Data.”
During 2016, the Company’s Total Operating Expenses incurred represented approximately 1.4% of Average Invested Assets, as each term is defined in the Company’s Charter. During 2016, the Company’s Total Operating Expenses incurred represented approximately 26.3% of Net Income, as each term is defined in the Company’s Charter.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Auditor Fees
PricewaterhouseCoopers, LLP serves as the Company’s principal accounting firm and audited the Company’s consolidated financial statements for the years ended December 31, 2016 and 2015.
The following table sets forth the aggregate fees paid to PricewaterhouseCoopers, LLP in 2016 and 2015 for audit and non-audit services (as well as all “out-of-pocket” costs incurred in connection with these services) and are categorized as

Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table (amounts in thousands).

	Year Ended December 31
	2016	2015
Audit fees	$550	$917
Audit-related fees	—	—
Tax fees	766	1,312
All other fees	—	—
Total fees	$1,316	$2,229
Audit Fees – Consists of professional services rendered in connection with the annual audit of the Company’s consolidated financial statements included in the Company’s annual report on Form 10-K and quarterly reviews of the Company’s interim financial statements included in the Company’s quarterly reports on Form 10-Q. Audit fees also include fees for services performed by PricewaterhouseCoopers that are closely related to the audit and in many cases could only be provided by the Company’s independent auditors. Such services include consents related to the Company’s registration statements, assistance with and review of other documents filed with the Commission and accounting advice on completed transactions.
Audit-Related Fees – Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations. There were no professional services rendered by PricewaterhouseCoopers that would be classified as audit-related fees during the years ended December 31, 2016 and 2015.
Tax Fees – Consists of services related to corporate tax compliance, including preparation of corporate tax returns, review of the tax treatments for certain expenses, tax due diligence relating to acquisitions, dispositions and assistance with examinations by taxing authorities.
All Other Fees – There were no professional services rendered by PricewaterhouseCoopers that would be classified as other fees during the years ended December 31, 2016 and 2015.
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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)List of Documents Filed as Part of this Report

1	Index to Consolidated Financial Statements:
CNL Lifestyle Properties, Inc.
Report of Independent Registered Certified Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Losses for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014

2	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015, and 2014
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2016

(b)Exhibits

2.1
Purchase and Sale Agreement by and among EPR Properties, Ski Resort Holdings LLC, CNL Lifestyle Properties, Inc., CLP Partners, LP and certain CNL Lifestyle Properties, Inc.’s subsidiaries, dated as of November 2, 2016 (Previously filed as Exhibit 2.1 to Amendment No. 1 to the Current Report on Form 8-K filed on November 3, 2016, and incorporated herein by reference.)

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
10.1
Share Purchase Agreement, dated June 30, 2016, between CLP Canada Nominee, Inc. and Imperium Blue Ski Villages, LLC (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 15, 2016, and incorporated herein by reference.)

10.2
Asset Purchase Agreement, dated June 30, 2016, between US Canadian Property Alpha Blue Mountain Nominee Corp., US Canadian Property Alpha Whistler Nominee Corp., R&H US Canadian Property Limited, as sellers and CLP Snowshoe, LP, CLP Mammoth, LP, CLP Copper, LP, CLP Stratton LP and CLP Sandestin, LP, as US parties, and Imperium Blue Ski Villages, LLC, as purchaser (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 15, 2016, and incorporated herein by reference.)

10.3
Asset Purchase Agreement, dated May 31, 2016, between CLP Snowshoe, LP, CLP Mammoth, LP, CLP Copper, LP, CLP Stratton LP and CLP Sandestin, LP, as sellers, and Imperium Blue Ski Villages, LLC, as purchaser (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 15, 2016, and incorporated herein by reference.)

10.4
First Amendment to Asset Purchase Agreement, dated June 29, 2016, between CLP Snowshoe, LP, CLP Mammoth, LP, CLP Copper, LP, CLP Stratton LP and CLP Sandestin, LP, and Imperium Blue Ski Villages, LLC (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 15, 2016, and incorporated herein by reference.)

10.5
Second Amendment to Asset Purchase Agreement, dated July 21, 2016, between CLP Snowshoe, LP, CLP Mammoth, LP, CLP Copper, LP, CLP Stratton LP and CLP Sandestin, LP, and Imperium Blue Ski Villages, LLC (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 15, 2016, and incorporated herein by reference.)

10.6
Third Amendment to Asset Purchase Agreement, dated August 5, 2016, between CLP Snowshoe, LP, CLP Mammoth, LP, CLP Copper, LP, CLP Stratton LP and CLP Sandestin, LP, and Imperium Blue Ski Villages, LLC (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 15, 2016, and incorporated herein by reference.)

10.7
Form of Indemnification Agreement, between CNL Lifestyle Properties, Inc. and each of James M. Seneff, Jr., Thomas K. Sittema, Bruce Douglas, Robert J. Woody, Stephen H. Mauldin, Joseph T. Johnson, Ixchell C. Duarte, Holly J. Greer and Adam J. Ford (Previously filed as Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2012, and incorporated herein by reference.)

10.8
Amended and Restated Sub-Permit and Lease Agreement, dated as of August 10, 2009, by and between R&H US Canadian Cypress Limited in its capacity as trustee of the Cypress Jersey Trust and Cypress Bowl Recreations Limited Partnership (Previously filed as Exhibit 10.4 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.9
Amended and Restated Personal Property Lease Agreement, dated as of August 10, 2009, by and between CNL Personal Property TRS ULC and Cypress Bowl Recreations Limited Partnership (Previously filed as Exhibit 10.5 to the Annual Report on Form 10-K filed on March 29, 2013, and incorporated herein by reference.)

10.10	Amended and Restated Lease Agreement dated August 10, 2009 by and between CNL Income Snoqualmie, LLC and Ski Lifts, Inc. (Filed herewith.)
10.11	Amended and Restated Personal Property Lease Agreement dated August 10, 2009 by and between CNL Income Snoqualmie TRS Corp. and Ski Lifts, Inc. (Filed herewith.)
10.12	Schedule of Omitted Agreements (Filed herewith.)
21.1	Subsidiaries of the Registrant (Filed herewith.)
31.1	Certification of Chief Executive Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1
Certification of the Chief Executive Officer and Chief Financial Officer of CNL Lifestyle Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101
The following materials from CNL Lifestyle Properties, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2017.

CNL LIFESTYLE PROPERTIES, INC.

3/27/2017	By:	/s/ Stephen H Mauldin
STEPHEN H. MAULDIN
President and Chief Executive Officer
(Principal Executive Officer)

3/27/2017	By:	/s/ Tammy J Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. SENEFF, JR.	Chairman of the Board	3/27/2017
James M. Seneff, Jr.

/S/ THOMAS K. SITTEMA	Vice Chairman of the Board	3/27/2017
Thomas K. Sittema

/S/ ROBERT J. WOODY	Independent Director	3/27/2017
Robert J. Woody

/S/ BRUCE DOUGLAS	Independent Director	3/27/2017
Bruce Douglas

/S/ ADAM FORD	Independent Director	3/27/2017
Adam Ford

/S/ STEPHEN H. MAULDIN	President and Chief Executive Officer (Principal Executive Officer)	3/27/2017
Stephen H. Mauldin

/S/ TAMMY J. TIPTON	Chief Financial Officer and Treasurer (Principal Financial Officer)	3/27/2017
Tammy J. Tipton

/S/ IXCHELL C. DUARTE	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	3/27/2017
Ixchell C. Duarte

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE II—Valuation and Qualifying Accounts
Year Ended December 31, 2016, 2015 and 2014 (in thousands)

Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deemed Uncollectible	Collected/ Recovered	Balance at End of Year
2014	Deferred tax asset valuation allowance	$50,699	$—	$7,542	$—	$—	$58,241
	Allowance for loan losses	4,803	3,270	(285)	(6,224)	—	1,564
		$55,502	$3,270	$7,257	$(6,224)	$—	$59,805
2015	Deferred tax asset valuation allowance	$58,241	$—	$17,984	$—	$—	$76,225
	Allowance for loan losses	1,564	9,319	(530)	(10,353)	—	—
	Allowance for doubtful accounts	—	8,536	3,996	—	—	12,532
		$59,805	$17,855	$21,450	$(10,353)	$—	$88,757
2016	Deferred tax asset valuation allowance	$76,225	$—	$(1,386)	$—	$—	$74,839
	Allowance for doubtful accounts	12,532	1,854	(516)	—	—	13,870
		$88,757	$1,854	$(1,902)	$—	$—	$88,709

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2016 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amounts at which Carried at Close of Period(3)(5)						Date Acquired	Life on which depre- ciation in latest income state- ments is computed
Property/Location(6)	En- cumber- ances	Land & Land Improve- ments	Lease- Hold Interests And Improve- ments	Buildings	Improve- ments	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion
Gatlinburg Sky Lift Gatlinburg, Tennessee		$—	$19,154	$12	$8	$—	$19,162	$12	$19,174	$(4,412)	In 1953	12/22/2005	(2)
Hawaiian Falls Waterparks Garland and The Colony, Texas		$3,123	$3,663	$758	$2,037	$4,950	$3,812	$819	$9,581	$(4,832)	In 2004	4/21/2006	(2)
Cypress Mountain Vancouver, British Columbia		$161	$19,001	$735	$5,694	$1,024	$13,862	$10,705	$25,591	$(9,425)	In 1975	5/30/2006	(2)
Funtasticks Fun Center Tucson, Arizona		$3,038	$—	$1,413	$1,952	$2,469	$—	$1,110	$3,579	$(1,349)	In 1993	10/6/2006	(2)
Camelot Park Bakersfield, California		$179	$—	$70	$807	$178	$—	$72	$250	$(251)	In 1994	10/6/2006	(2)
Zuma Fun Center Charlotte, North Carolina		$3,646	$—	$1,072	$2,607	$2,262	$—	$718	$2,980	$(1,258)	In 1991	10/6/2006	(2)
Mountasia Family Fun Center North Richland Hills, Texas		$1,152	$—	$635	$35	$773	$—	$424	$1,197	$(466)	In 1994	10/6/2006	(2)
Zuma Fun Center South Houston, Texas		$1,551	$—	$558	$2,867	$963	$—	$404	$1,367	$(646)	In 1990	10/6/2006	(2)
Brighton Ski Resort Brighton, Utah	(1)	$11,809	$2,123	$11,233	$3,173	$12,951	$2,123	$13,264	$28,338	$(10,933)	In 1949	1/8/2007	(2)
Northstar-at-Tahoe Resort Lake Tahoe, California	(1)	$60,790	$—	$8,534	$13,951	$67,240	$—	$16,035	$83,275	$(27,752)	In 1972	1/19/2007	(2)
Sierra-at-Tahoe Resort South Lake Tahoe, California	(1)	$19,875	$800	$8,574	$3,411	$22,347	$800	$9,513	$32,660	$(16,126)	In 1968	1/19/2007	(2)
Loon Mountain Resort Lincoln, New Hampshire	(1)	$9,226	$346	$4,673	$8,142	$15,808	$347	$6,233	$22,388	$(9,527)	In 1966	1/19/2007	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED
As of December 31, 2016 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amounts at which Carried at Close of Period(3)(5)						Date Acquired	Life on which depre- ciation in latest income state- ments is computed
Property/Location(6)	En- cumber- ances	Land & Land Improve- ments	Lease- Hold Interests And Improve- ments	Buildings	Improve- ments	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion
Summit-at-Snoqualmie Resort Snoqualmie Pass, Washington	(1)	$20,122	$792	$8,802	$4,827	$22,599	$792	$11,152	$34,543	$(14,125)	In 1945	1/19/2007	(2)
White Water Bay Oklahoma City, Oklahoma		$10,720	$—	$5,461	$628	$10,729	$—	$6,080	$16,809	$(4,678)	In 1981	4/6/2007	(2)
Splashtown Houston, Texas		$10,817	$—	$1,609	$9,166	$16,511	$—	$5,081	$21,592	$(2,907)	In 1981	4/6/2007	(2)
Waterworld Concord, California		$1,733	$7,841	$728	$663	$2,111	$7,841	$1,012	$10,964	$(5,396)	In 1995	4/6/2007	(2)
Darien Lake Buffalo, New York		$60,993	$—	$21,967	$5,491	$49,158	$—	$16,156	$65,314	$(38,852)	In 1955	4/6/2007	(2)
Frontier City Oklahoma City, Oklahoma		$7,265	$—	$7,518	$2,013	$6,604	$—	$6,640	$13,244	$(5,177)	In 1958	4/6/2007	(2)
Wild Waves & Enchanted Village Seattle, Washington		$19,200	$—	$2,837	$6,395	$13,377	$—	$1,088	$14,465	$(12,422)	In 1977	4/6/2007	(2)
Magic Springs & Crystal Falls Hot Springs, Arkansas	(1)	$4,237	$8	$10,409	$5,505	$4,559	$—	$5,348	$9,907	$(4,494)	In 1977	4/16/2007	(2)
Mountain High Resort Wrightwood, California		$14,272	$14,022	$7,571	$940	$12,461	$10,268	$5,946	$28,675	$(14,141)	In 1930’s	6/29/2007	(2)
Sugarloaf Mountain Resort Carrabassett Valley, Maine		$15,408	$—	$5,658	$3,681	$14,713	$2,000	$8,034	$24,747	$(8,975)	In 1962	8/7/2007	(2)
Sunday River Resort Newry, Maine		$32,698	$—	$12,256	$6,408	$37,423	$—	$13,939	$51,362	$(15,916)	In 1959	8/7/2007	(2)
The Northstar Commercial Village Lake Tahoe, California		$2,354	$—	$33,932	$4,178	$2,759	$—	$37,705	$40,464	$(13,200)	In 2005	11/15/2007	(2)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED
As of December 31, 2016 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amounts at which Carried at Close of Period(3)(5)							Life on which depre- ciation in latest income state- ments is computed
Property/Location(6)	En- cumber ances	Land & Land Improve- ments	Lease- Hold Interests And Improve- ments	Buildings	Improve- ments	Land & Land Improve- ments	Lease- hold Interests and Improve- ments	Buildings	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired
Myrtle Waves Myrtle Beach, S. Carolina		$—	$—	$5,875	$751	$177	$—	$2,727	$2,904	$(651)	In 1985	(4)	(2)
Mount Sunapee Newbury, New Hampshire		$—	$6,727	$5,253	$685	$110	$6,909	$5,646	$12,665	$(4,711)	In 1960	12/5/2008	(2)
Okemo Mountain Ludlow, Vermont		$17,566	$25,086	$16,684	$1,867	$18,696	$25,144	$17,362	$61,202	$(15,273)	In 1963	12/5/2008	(2)
Crested Butte Mt. Crested Butte, CO		$1,305	$18,843	$11,188	$2,142	$1,332	$19,431	$12,715	$33,478	$(11,772)	In 1960's	12/5/2008	(2)
Jiminy Peak Mountain Resort Hancock, Massachusetts	(1)	$7,802	$—	$8,164	$595	$8,087	$—	$8,474	$16,561	$(4,738)	In 1948	1/27/2009	(2)
Hawaiian Waters Kapolei, Hawaii		$—	$13,399	$3,458	$756	$413	$11,122	$3,088	$14,623	$(3,678)	In 1998	5/6/2009	(2)
Pacific Park Santa Monica, California		$—	$25,046	$1,575	$887	$—	$25,252	$2,256	$27,508	$(5,419)	In 1996	12/29/2010	(2)
Stevens Pass Skykomish, King and Chelan County, WA	(1)	$62	$13,084	$5,280	$2,589	$1,626	$14,524	$4,865	$21,015	$(4,089)	1945- 2000	11/17/2011	(2)
Rapids Waterpark West Palm Beach, Florida	(1)	$11,041	$—	$9,044	$6,710	$16,646	$—	$9,427	$26,073	$(3,626)	1979 and 2007	6/29/2012	(2)
Soak City Palm Springs, California		$12,516	$—	$3,259	$16	$6,628	$—	$1,635	$8,263	$(1,902)	In 2001	8/12/2013	(2)
Phoenix Wet n Wild Waterpark Phoenix, Arizona		$—	$8,715	$4,748	$373	$—	$7,573	$4,139	$11,712	$(2,046)	In 2009	11/26/2013	(2)
Total		364,661	178,650	231,543	111,950	377,684	170,962	249,824	798,470	(285,165)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION—CONTINUED
As of December 31, 2016 (in thousands)

A summary of transactions in real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 are as follows:

Real Estate		Accumulated Depreciation
Balance at December 31, 2013	$2,142,067	Balance at December 31, 2013	$(415,216)
2014 Acquisitions	169,417	2014 Depreciation	(64,652)
2014 Dispositions and assets held for sale	(1,108,581)	2014 Accumulated depreciation on dispositions and assets held for sale	200,327
2014 Impairment provision	(64,795)	Balance at December 31, 2014	$(279,541)
Balance at December 31, 2014	$1,138,108	2015 Depreciation	(36,866)
2015 Dispositions and assets held for sale	(271,464)	2015 Accumulated depreciation on dispositions and assets held for sale	60,524
2015 Impairment provision	(80,400)	Balance at December 31, 2015	$(255,883)
Balance at December 31, 2015	$786,244	2016 Depreciation	(29,282)
2016 Acquisitions(6)	100,687	Balance at December 31, 2016	(285,165)
2016 Dispositions(6)	$(88,461)
Balance at December 31, 2016	$798,470

FOOTNOTES:

(1)	The property is encumbered at December 31, 2016.

(2)	Buildings and improvements are depreciated over 39 years. Leasehold improvements are depreciation over their estimated useful lives.

(3)	The aggregate cost for federal income tax purposes is approximately $883.2 million.

(4)	We foreclosed on this property during the year ended December 31, 2014, as a result of default of the borrower.

(5)	Gross amounts are net of cumulative impairments recorded. Refer to Note 3. “Real Estate Investment Properties, net” in Item 8. “Financial Statements and Supplementary Data” for additional information.

(6)
Includes amounts related to the Company's acquisition of the remaining 20% interest in the Intrawest Venture, which held seven ski and mountain lifestyle properties, in April 2016. These properties were subsequently sold in October 2016. Refer to Note 7. "Variable Interest and Unconsolidated Entities" for additional information.