Form 10-Q
period 2017-03-31
CNL LIFESTYLE PROPERTIES INC
filed 2017-05-18
CIK 1261159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of May 11, 2017 was 325,182,969.

 PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(LIQUIDATION BASIS)
(UNAUDITED)
(in thousands)

March 31, 2017
ASSETS
Real estate investment properties	$830,000
Cash	98,312
Restricted cash	4,838
Other assets	18,693
Total Assets	$951,843
LIABILITIES
Mortgages and other notes payable	143,292
Liability for estimated costs in excess of estimated receipts during liquidation	4,935
Other liabilities	31,734
Accounts payable and accrued expenses	9,394
Income tax liabilities	8,424
Due to affiliates	429
Total Liabilities	$198,208
Net Assets in Liquidation	$753,635
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(GOING CONCERN BASIS)
(UNAUDITED)
(in thousands except per share data)

December 31, 2016
ASSETS
Real estate investment properties, net (including $55,941 related to consolidated variable interest entities)	$678,041
Cash	56,816
Deferred rent and lease incentives	32,931
Restricted cash	23,701
Other assets	15,363
Intangibles, net	15,880
Accounts and other receivables, net	19,690
Total Assets	$842,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages and other notes payable (including $18,628 related to non-recourse debt of consolidated variable interest entities)	$146,251
Other liabilities	24,352
Accounts payable and accrued expenses	12,591
Income tax liabilities	8,424
Due to affiliates	475
Total Liabilities	192,093
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share 200 million shares authorized and unissued	—
Excess shares, $.01 par value per share 120 million shares authorized and unissued	—
Common stock, $.01 par value per share
One billion shares authorized; 349,084 shares issued and 325,183 shares outstanding	3,252
Capital in excess of par value	2,863,833
Accumulated deficit	(298,288)
Accumulated distributions	(1,910,445)
Accumulated other comprehensive loss	(8,023)
Total Stockholders’ Equity	650,329
Total Liabilities and Stockholders’ Equity	$842,422
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(GOING CONCERN BASIS)
(UNAUDITED)
(in thousands except per share data)

	Quarter Ended March 31,
	2017	2016
Revenues:
Rental income from operating leases	$40,985	$39,400
Property operating revenues	2,337	2,381
Total revenues	43,322	41,781
Expenses:
Property operating expenses	10,500	9,916
Asset management fees to advisor	2,763	3,031
General and administrative	4,517	3,459
Ground lease and permit fees	4,018	3,779
Other operating expenses	4,608	2,308
Bad debt expense	—	65
Depreciation and amortization	16,750	16,822
Total expenses	43,156	39,380
Operating (expense) income	166	2,401
Other income (expense):
Interest and other income	437	444
Interest expense and loan cost amortization	(2,219)	(2,958)
Equity in earnings of unconsolidated entity	—	1,290
Total other expense	(1,782)	(1,224)
(Loss) income from continuing operations	(1,616)	1,177
Loss from discontinued operations	—	(523)
Net (loss) income	$(1,616)	$654
Net (loss) income per share of common stock (basic and diluted)
Continuing operations	$—	$—
Discontinued operations	—	—
Net (loss) income per share	$—	$—
Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	325,183
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(GOING CONCERN BASIS)
(UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2017	2016
Net (loss) income	$(1,616)	$654
Other comprehensive income (loss):
Foreign currency translation adjustments	298	1,790
Changes in fair value of cash flow hedges:
Unrealized gain (loss) arising during the period	37	(37)
Total other comprehensive income	335	1,753
Net comprehensive (loss) income	$(1,281)	$2,407
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(GOING CONCERN BASIS)
(UNAUDITED)
(in thousands except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Distributions	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2015	325,183	$3,252	$2,863,833	$(364,236)	$(1,699,076)	$(8,856)	$794,917
Net income	—	—	—	65,948	—	—	65,948
Distributions, declared and paid ($0.6500 per share)	—	—	—	—	(211,369)	—	(211,369)
Foreign currency translation adjustment	—	—	—	—	—	631	631
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	202	202
Balance at December 31, 2016	325,183	3,252	2,863,833	(298,288)	(1,910,445)	(8,023)	650,329
Net loss	—	—	—	(1,616)	—	—	(1,616)
Foreign currency translation adjustment	—	—	—	—	—	298	298
Current period adjustment to recognize changes in fair value of cash flow hedges	—	—	—	—	—	37	37
Balance at March 31, 2017	325,183	$3,252	$2,863,833	$(299,904)	$(1,910,445)	$(7,688)	$649,048
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(GOING CONCERN BASIS)
(UNAUDITED)
(in thousands)

	Quarter Ended March 31,
	2017	2016
Operating activities:
Net cash provided by operating activities	$37,086	$31,215
Investing activities:
Capital expenditures	(9,238)	(4,024)
Proceeds from insurance	250	148
Changes in restricted cash	18,863	(5,266)
Other	—	81
Net cash used in investing activities	9,875	(9,061)
Financing activities:
Distributions to stockholders	—	(16,259)
Payment of loan costs	(309)	—
Principal payments on mortgage loans	(3,295)	(5,002)
Principal payments on capital leases	(1,846)	(487)
Net cash used in financing activities	(5,450)	(21,748)
Effect of exchange rate fluctuations on cash	(15)	68
Net increase in cash	41,496	474
Cash at beginning of period	56,816	83,544
Cash at end of period	$98,312	$84,018
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2017
(UNAUDITED)

1.	Organization and Nature of Business:
CNL Lifestyle Properties, Inc. (the “Company”), was organized in Maryland on August 11, 2003. The Company has elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax and believes it has operated as a REIT except as described in Note 3, "Significant Accounting Policies – Income Taxes." The Company generally invested in lifestyle properties in the United States that were primarily leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considered to be industry leading. In the event of certain tenant defaults, the Company has engaged third-party managers to operate properties on its behalf until they are re-leased. The Company engaged CNL Lifestyle Advisor Corporation (the “Advisor”) as its advisor, who currently provides management, disposition, advisory and administrative services.
In November 2016, the Company entered into a purchase and sale agreement with EPR Properties ("EPR") and Ski Resort Holdings, LLC for the sale of its remaining 36 properties (the "Sale Agreement") for approximately $830.0 million, which was estimated to be paid in $182.6 million of cash and $647.4 million of common stock of beneficial interest of EPR. In connection with the transaction contemplated by the Sale Agreement, in November 2016, the board of directors approved a plan of liquidation and dissolution ("Plan of Dissolution"). In January 2017, the Company mailed a proxy statement to its stockholders requesting approval of the Sale Agreement and the Plan of Dissolution, and at the March 24, 2017 stockholders’ special meeting, the stockholders approved the sale of the Company’s remaining 36 properties (the "Sale") pursuant to the Sale Agreement and the Plan of Dissolution, including the complete liquidation and dissolution of the Company following the closing of the sale of its remaining assets.  In connection with obtaining the stockholders' approval of the Sale Agreement, the Company adopted the liquidation basis of accounting, as further described in Note 3, "Significant Accounting Policies."
The Company completed the Sale pursuant to the Sale Agreement in April 2017, as described further in Note 10, "Subsequent Events."

2.	Plan of Dissolution:
The Plan of Dissolution provides for an orderly sale of the Company's assets, payment of the Company's liabilities and other obligations, the winding up of operations, the payment of liquidating distributions to stockholders and dissolution of the Company. The Company is permitted to provide for the payment of any unascertained or contingent liabilities and may do so by purchasing insurance, establishing a reserve fund or in other ways.
The dissolution process and the amount and timing of liquidating distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Condensed Consolidated Statement of Net Assets.
The Company expects to continue to qualify as a REIT throughout the liquidation until such time as any remaining assets, if any, are transferred into a liquidating trust. The Board shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status, provided however, the Board may elect to terminate the Company's status as a REIT if it determines that such termination would be in the best interest of the stockholders.

3.	Significant Accounting Policies:
Basis of Presentation — As a result of the approval of the Plan of Dissolution by the stockholders in March 2017, the Company's financial position will be presented using two different methods. The Company adopted the liquidation basis of accounting ("Liquidation Basis of Accounting") as of March 31, 2017 and for the periods subsequent to March 31, 2017. As a result, a new statement of financial position (Statement of Net Assets) is presented, which represents the estimated amount of proceeds that the Company will collect on disposal of assets as it carries out its Plan of Dissolution.
All financial results and disclosures through March 31, 2017 prior to the Company's adoption of Liquidation Basis of Accounting, will be presented based on a going concern basis ("Going Concern Basis"), which contemplated the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2016, and the statements of operations and statements of cash flows for the quarter ended March 31, 2017 and the comparative quarter ended March 31, 2016, used the Going Concern Basis presentation consistent with the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as further described below.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2017
(UNAUDITED)

3.	Significant Accounting Policies (Continued):
Basis of Presentation Liquidation Basis of Accounting (Post-Plan of Dissolution) — Effective with the adoption of the Liquidation Basis of Accounting on March 31, 2017, assets were adjusted to their estimated liquidation value, which represents the estimated gross amount of proceeds that the Company will collect on disposal of assets in accordance with the terms of the Sale Agreement for its remaining properties. The liquidation value of the Company's operating properties are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 5, "Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation" for further discussion. Actual costs incurred but unpaid as of March 31, 2017 are included in accounts payable and other accrued expenses, other liabilities, income tax liabilities, and due to affiliates on the Condensed Consolidated Statement of Net Assets.
Net assets in liquidation represents the estimated liquidation value available to stockholders upon liquidation.
Consolidation and Variable Interest Entities (Pre-Plan of Dissolution) — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements prepared under the Going Concern Basis reflect all normal recurring adjustments, which, in the opinion of management are necessary for the fair statement of the Company’s results for the interim period presented. Operating results for the quarter ended March 31, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017. Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The accompanying unaudited condensed consolidated financial statements for periods prior to the adoption of the Liquidation Basis of Accounting include the Company’s accounts, the accounts of wholly owned subsidiaries or subsidiaries for which the Company has a controlling interest, the accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary, and the accounts of other subsidiaries over which the Company has a controlling financial interest. All material intercompany accounts and transactions were eliminated in consolidation.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. Under the Liquidation Basis of Accounting, the Company is required to estimate all costs and income that it expects to incur and earn through the end of the liquidation, including the estimated amount of cash it will collect on the disposal of its assets and estimated costs incurred to dispose of assets. Actual results could differ from those estimates.
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
During 2016, the Company determined that during 2014, 2015 and 2016 it did not comply with the gross income tests of the federal income tax rules applicable to REITs. The applicable federal income tax rules provide a "savings clause" for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause and not due to willful neglect and the REIT complies with certain disclosure and filing requirements. A REIT that qualifies for the savings clause will retain its REIT status but may be required to pay a tax under section 857(b)(5) of the Code and related interest. As such, the Company accrued an estimated income tax liability of approximately $8.4 million related to 2015 and none related to 2014 or 2016. See Note 2, "Significant Accounting Policies" in Item 8, "Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for additional information.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2017
(UNAUDITED)

3.	Significant Accounting Policies (Continued):
Adopted Accounting Pronouncements — Going Concern Basis (Pre-Plan of Dissolution) — In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties that are under Common Control,” which requires an entity to consider its indirect interests held by related parties that are under common control on a proportionate basis when evaluating whether the entity is a primary beneficiary of a VIE. The ASU was effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company adopted this ASU on January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

4.	Net Assets in Liquidation:
The Company adopted Liquidation Basis of Accounting effective March 31, 2017 upon approval by the Company's stockholders of the Company's Plan of Dissolution. The following is a reconciliation of Stockholders' Equity under the Going Concern Basis of accounting to net assets in liquidation under the Liquidation Basis of Accounting as of March 31, 2017:

Stockholders' Equity as of March 31, 2017	$649,048

Increase due to estimated liquidation value of investments in real estate	145,822
Decrease due to adjustment of assets and liabilities to net realizable value	(36,300)
Liability for estimated costs in excess of estimated receipts during liquidation	(4,935)
Adjustment to reflect the change to the liquidation basis of accounting	104,587

Estimated value of net assets in liquidation as of March 31, 2017	$753,635
The estimated net assets in liquidation at March 31, 2017 includes projections of costs and expenses to be incurred during the period required to complete the Plan of Dissolution. There is inherent uncertainty with these estimates and they could change materially based on any changes in the underlying assumptions of the projected cash flows.

5.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation:
The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Dissolution. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, direct costs incurred to complete the sale of our real estate investment properties, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
Upon transition to the Liquidation Basis of Accounting on March 31, 2017, the Company accrued the following revenues and expenses expected to be incurred during liquidation:

Rental income from operating leases	$1,279
General and administrative expenses	(15,509)
Purchase price adjustments	(10,707)
Appreciation of common stock of beneficial interest of EPR during holding period	25,296
Liquidation transaction costs	(5,294)
Liability for estimated costs in excess of estimated receipts during liquidation	$(4,935)

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2017
(UNAUDITED)

6.	Real Estate Investment Properties:
For each of the quarters ended March 31, 2017 and 2016, the Company had depreciation and amortization expense of approximately $16.6 million.
In April 2017, the Company completed the Sale. See Note 10, "Subsequent Events" for additional information.

7.	Intangibles, net:
For each of the quarters ended March 31, 2017 and 2016, the Company had amortization expense of approximately $0.2 million.

8.	Indebtedness:
Mortgages and Other Notes Payable — During the three months ended March 31, 2017, the Company repaid outstanding indebtedness of approximately $3.3 million in scheduled principal payments under its mortgage loans. In January 2017, the Company extended the maturity date on two loans from April 2017 to October 2017. All of the Company's indebtedness was repaid in April 2017 using net sales proceeds from the Sale. See Note 10, "Subsequent Events" for additional information.
Mortgage and other notes payable are carried at their contractual amounts due under Liquidation Basis of Accounting. The estimated fair market value and carrying value of the Company’s mortgages and other notes payable were approximately $142.5 million and $143.3 million, respectively, as of March 31, 2017. The estimated fair market value of the Company’s debt was determined based on rates and spreads the Company would expect to obtain for similar borrowings with similar loan terms. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as Level 3 on the three-level valuation hierarchy.

9.	Related Party Arrangements:
For each of the quarters ended March 31, 2017 and 2016, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended March 31,
	2017	2016
Asset management fees (1)	$2,763	$3,190
Reimbursable expenses: (2)
Operating expenses	1,129	1,356
Total fees earned and reimbursable expenses	$3,892	$4,546

FOOTNOTES:

(1)
Includes approximately $0.2 million of asset management fees for the quarter ended March 31, 2016 included as discontinued operations in the accompanying unaudited condensed consolidated statements of operations related to properties that were classified as assets held for sale and qualified as discontinued operations.

(2)	Amounts representing operating expenses are recorded as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Amounts due to affiliates for operating expenses described above were approximately $0.4 million and $0.5 million as of March 31, 2017 and December 31, 2016, respectively.
In connection with the adoption of the Liquidation Basis of Accounting, the Company accrues costs it expects to incur through the end of liquidation. As of March 31, 2017, the Company has accrued estimated future asset management fees of approximately $0.9 million and reimbursable operating expenses of approximately $2.4 million in the liability for estimated costs in excess of estimated receipts during liquidation of the accompanying condensed consolidated statement of net assets.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2017
(UNAUDITED)

10.	Subsequent Events:
On April 6, 2017, the Company completed the Sale and received gross aggregate consideration of approximately $182.6 million in cash and 8,851,264 common shares of beneficial interest of EPR valued at approximately $647.4 million on the date of the Sale, as previously disclosed on Form 8-K filed on April 6, 2017. The Company used a portion of the net sales proceeds to repay all of its outstanding indebtedness of approximately $143.2 million.
In April 2017, the Company's board of directors approved an interim liquidating distribution consisting of approximately $32.5 million, or $0.10 per share, in cash and the 8,851,264 common shares of beneficial interest of EPR. The value of the 8,851,264 common shares of EPR distributed to the Company's stockholders of record as of March 31, 2017 was approximately $672.7 million or $2.07 per share of Company common stock when calculated based on the average trading price of EPR common shares using the high and low trading price on April 20, 2017, the date of the foregoing distribution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion is based on our unaudited condensed consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the quarters ended March 31, 2017 and 2016 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.
Cautionary Note Regarding Forward-Looking Statements
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s performance and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of costs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
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

GENERAL
CNL Lifestyle Properties, Inc. is a Maryland corporation incorporated on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally leased on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we considered to be industry leading. When beneficial to our investment structure and as a result of tenant defaults, we engaged third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. We engaged CNL Lifestyle Advisor Corporation (the “Advisor”) as our Advisor, who currently provides management, disposition, advisory and administrative services.
As part of our exit strategy described below, in November 2016 we entered into a purchase and sale agreement for the sale of our remaining 36 properties (the "Sale Agreement") for approximately $830.0 million consisting of cash and common shares of beneficial interest of EPR and our board of directors approved a plan of liquidation and dissolution (the "Plan of Dissolution") as well as the suspension of our quarterly cash distribution on our common stock effective as of the fourth quarter 2016 distribution.

At a special stockholders' meeting held on March 24, 2017, our stockholders approved:

•
the sale of all of our remaining properties (the “Sale”) to EPR Properties, a Maryland real estate investment trust (“EPR”), and Ski Resort Holdings LLC, a Delaware limited liability company affiliated with Och-Ziff Real Estate (“SRH”), pursuant to the Sale Agreement; and

•	the Plan of Dissolution, including our complete liquidation and dissolution contemplated thereby, subject to the approval of the Sale and following the closing of the Sale.
On April 6, 2017, we completed the Sale and received gross aggregate consideration of approximately $182.6 million in cash and 8,851,264 common shares of beneficial interest of EPR valued at approximately $647.4 million on the date of the Sale (the "Share Consideration"). We used a portion of the cash consideration received to repay all of our remaining indebtedness of approximately $143.2 million. Also, pursuant to the Plan of Dissolution, in April 2017 the Company made an interim liquidating distribution to its stockholders using the net proceeds from the Sale. As previously reported in a Current Report on Form 8-K filed on March 24, 2017, immediately following the special meeting of stockholders, the Board unanimously established March 31, 2017 as the record date for stockholders entitled to receive the Share Consideration along with such amount of cash, if any, that the Board may subsequently determine to distribute to the stockholders (the “Interim Liquidating Distribution”). The Board authorized the Interim Liquidating Distribution following the closing of the Sale and the Interim Liquidating Distribution, consisting of approximately $32.5 million, or $0.10 per share, in cash and 8,851,264 common shares of beneficial interest of EPR. The value of the 8,851,264 common shares of EPR distributed to our stockholders of record as of March 31, 2017 was approximately $672.7 million or $2.07 per share of our common stock when calculated based on the average trading price of EPR common shares using the high and low trading price on April 20, 2017, the date of the foregoing distribution. The Share Consideration was distributed based on a ratio of approximately 2.7219 shares of EPR common stock for each 100 shares of our common stock.
We currently operate and have elected to be taxed as a REIT for federal income tax purposes. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 100% of our REIT taxable income and capital gains to our stockholders and meet other compliance requirements. We are subject to income taxes on taxable income from certain properties operated by third-party managers. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on all of our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our operating results and cash flows. We are organized and believed we had operated in a manner to qualify for treatment as a REIT beginning with the year ended December 31, 2004. In November 2016, we determined that we needed to accrue a provision for income tax in connection with retaining our REIT status, as described further below in "Liquidity and Capital Resources – Uses of Liquidity and Capital Resources." We intend to continue to be organized and to operate so as to remain qualified as a REIT for federal income tax purposes until our subsequent liquidation and dissolution pursuant to the Plan of Dissolution.
Our Exit Strategy
As required under our articles of incorporation, we began a process of evaluating strategic alternatives in an effort to provide stockholders with liquidity of their investment. In connection with these objectives, in March 2014, we engaged Jefferies LLC ("Jefferies") and formed a special committee comprised solely of our independent directors to assist management and the board of directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the listing of our common stock on a national stock exchange. In connection with this process, between 2014 and 2016, we sold 118 properties (including interests in our unconsolidated joint venture) for aggregate net sales proceeds of approximately $1.665 billion. We used the net sales proceeds from the sale of these properties to repay indebtedness from 2014 through 2016. In accordance with our undertaking to provide stockholders with partial liquidity, we also used a portion of net sales proceeds received from the sales of properties to make special cash distributions to stockholders of approximately $162.6 million and $422.7 million during the years ended December 31, 2016 and 2015, respectively. In March 2017, our stockholders approved the Sale and approved our Plan of Dissolution. In April, we completed the Sale and made an Interim Liquidating Distribution in the form of EPR stock and cash to our stockholders, as described above. Once we have complied with applicable statutory requirements and either repaid our creditors or reserved amounts for payment to our creditors, including amounts required to cover as-yet unknown or contingent liabilities, we will make a subsequent distribution or distributions as part of our final dissolution under the Plan of Dissolution, which we anticipate will occur by the end of 2017.
As of May 11, 2017, we no longer owned any real estate properties.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal demands for funds were for operating expenses, debt service and, prior to the suspension of our cash distribution policy in November 2016, for cash distributions to stockholders. Generally, our cash needs were covered by cash generated from our investments including rental income and property operating income from managed properties. To the extent we disposed of assets, we used the net sales proceeds to retire indebtedness, make special distributions to our stockholders, enhance existing assets or for other corporate purposes.
We believe that our current liquidity needs for operating expenses to complete our liquidation and Plan of Dissolution through the end of 2017 will be adequately covered by our cash on hand and the net sales proceeds generated from the Sale, as described above under "General."
Cash Flows. Our primary sources of cash included rental income from operating leases, property operating revenues, proceeds from sales of properties, and through April 2016, distributions from our unconsolidated entity, offset by payments made for operating expenses, including property operating expenses, asset management fees to our Advisor, debt service payments (principal and interest), and capital expenditures related to our real estate investments. The following is a summary of our cash flows (in thousands):

	Quarter Ended March 31,
	2017	2016
Cash at beginning of period	$56,816	$83,544
Cash provided from (used in):
Operating activities	$37,086	$31,215
Investing activities	9,875	(9,061)
Financing activities	(5,450)	(21,748)
Effect of foreign currency translation on cash	(15)	68
Cash at end of period	$98,312	$84,018

Sources of Liquidity and Capital Resources
Operating Activities. Net cash provided from operating activities increased approximately $5.9 million or 18.8% for the three months ended March 31, 2017 as compared to the same period in 2016. The improvement in cash from operating activities for the three months ended March 31, 2017 as compared to same period in 2016 is primarily attributable to collection of a tax receivable during the three months ended March 31, 2017 related to properties sold in 2016, partially offset by a reduction in operating income due to the sale of 13 properties subsequent to March 31, 2016 and higher general and administrative expenses due to additional expenses incurred related to the Plan of Dissolution.
Release of Restricted Cash. During the three months ended March 31, 2017, in preparation of the Sale certain restricted cash balances were released and became available for general corporate purposes.
Uses of Liquidity and Capital Resources
Indebtedness. During the three months ended March 31, 2017 and 2016, we repaid $3.3 million and $5.0 million, respectively, in scheduled principal payments under our mortgage loans. In January 2017, we extended the maturity date of two of our mortgage loans from April 2017 to October 2017 and paid loan costs of approximately $0.3 million. All other terms remained the same. In April 2017, we used a portion of net sales proceeds from the Sale to repay all of our outstanding indebtedness.
Capital Expenditures. During the three months ended March 31, 2017 and 2016, we funded approximately $9.2 million and $4.0 million, respectively, in capital improvements at our properties. The increase in amounts funded for capital improvements is primarily attributable to funding our remaining capital expenditure commitments prior to the Sale.
Related Party Arrangements. Our Advisor receives asset management fees of 0.075% monthly of average invested assets. Amounts incurred relating to these transactions were approximately $2.8 million and $3.2 million, including amounts recorded in discontinued operations in the accompanying condensed consolidated financial statements, for the three months ended March 31, 2017 and 2016, respectively. Our Advisor and its affiliates were also entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our operating activities. Reimbursable expenses for the three months ended March 31,

2017 and 2016 were approximately $1.1 million and $1.4 million, respectively. Of these amounts, approximately $0.4 million and $0.5 million are included in due to affiliates in the unaudited condensed consolidated statement of net assets as of March 31, 2017 and the unaudited condensed consolidated balance sheet as of December 31, 2016, respectively.
Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended March 31, 2017 and 2016, operating expenses did not exceed the Expense Cap.
Distributions. We declared and paid distributions on a quarterly basis through November 2016. On November 1, 2016, in light of the Plan of Dissolution, our board of directors approved the suspension of our quarterly cash distribution on our common stock effective as of the fourth quarter 2016 distributions. We have not paid quarterly distributions from operations since the suspension of our distribution policy.
The amount of distributions declared to our stockholders during the quarter ended March 31, 2016, and through the suspension of our quarterly cash distribution, was determined by our board of directors and was dependent upon a number of factors, including:

•
Sources of cash available for distribution such as expected cash flows from operating activities, Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”), on a rolling 12 month basis; and

•	Other factors such as the avoidance of distribution volatility, our objective of continuing to qualify as a REIT, capital requirements, the general economic environment and other factors.
During the three months ended March 31, 2016, we paid $16.3 million in distributions. Our cash flows from operating activities covered 100% of distributions paid for the three months ended March 31, 2016.
The following table presents total distributions declared including cash distributions and distributions per share for the quarters ended March 31, 2017 and 2016 (in thousands, except per share data):

			Sources of Distributions Paid in Cash
	Distributions Per Share	Total Distributions Declared	Cash Flow From Operating Activities (1)
2017 Quarter
First	$—	$—	$37,086

2016 Quarter
First	$0.0500	$16,259	$31,215

FOOTNOTES:

(1)
Cash flows from operating activities calculated in accordance with GAAP were not necessarily indicative of the amount of cash available to pay distributions. The board of directors also used other measures such as FFO and MFFO in order to evaluate the level of distributions.

As a result of the Sale and the approval of our Plan of Dissolution, we made an Interim Liquidating Distribution in April 2017 consisting of approximately $32.5 million, or $0.10 per share, in cash and 8,851,264 common shares of beneficial interest of EPR. The value of the 8,851,264 common shares of EPR distributed to our stockholders of record as of March 31, 2017 was approximately $672.7 million or $2.07 per share of our common stock when calculated based on the average trading price of EPR common shares using the high and low trading price on April 20, 2017, the date of the foregoing distribution. We intend to satisfy our remaining obligations and pay a final liquidating distribution or distributions to our stockholders by the end of 2017, as further described above under "Our Exit Strategy".

RESULTS OF OPERATIONS
As of March 31, 2017 and 2016, we had invested in 36 and 49 properties, respectively, through the following investment structures:

	March 31,
	2017	2016
Wholly-owned:
Leased properties	24	24
Managed properties (1)	12	17
Unimproved land (2)	—	1
Unconsolidated joint ventures (3)
Leased properties	—	7
	36	49

FOOTNOTES:

(1)
Under applicable tax regulations, certain properties were permitted to be temporarily managed and certain properties were permitted to be indefinitely managed. As of March 31, 2017 and 2016, all of our managed properties were temporarily managed.  As of March 31, 2017 and 2016, wholly-owned managed properties are as follows:

	March 31,
	2017	2016
Attractions	12	12
Marinas	—	5
	12	17

(2)	In June 2016, we sold our unimproved land.

(3)
Upon acquisition of our co-venture partner's 20% interest in the Intrawest Venture in April 2016, we owned a 100% controlling interest in the entities that owned seven properties. These properties were subsequently sold in October 2016.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.
Rental income from operating leases. Rental income for the quarter ended March 31, 2017 increased by approximately $1.6 million as compared to the same period in 2016, mostly due to an increase in additional billings permitted under our leases calculated as a percentage of ski property level operating revenues generated by our tenants. Such increase was primarily due to more favorable weather conditions during the peak ski season. The following information summarizes the rental income from operating leases and base rents for our properties excluding properties that have been classified as discontinued operations (in thousands):

	Quarter Ended March 31,		$ Change	% Change
Properties Subject to Operating Leases	2017	2016
Ski and mountain lifestyle	$34,648	$32,946	$1,702	5.17%
Attractions	6,337	6,454	(117)	(1.81)%
Total	$40,985	$39,400	$1,585	4.02%

As of March 31, 2017 and 2016, the weighted-average lease rate for our portfolio of wholly-owned leased properties was 10.2%, respectively. These rates were based on annualized straight-line base rent due under our leases and the weighted-average contractual lease basis of our real estate investment properties subject to operating leases. The weighted-average lease rate of our portfolio fluctuated based on our asset mix, timing of property acquisitions, lease terminations and reductions in rent granted to tenants.
Property operating revenues. Property operating revenues from managed attractions properties, which were not subject to leasing arrangements, were derived from room rentals, food and beverage sales, ticket sales, concessions, waterpark and theme park operations, and other service revenues. Property operating revenues for the quarter ended March 31, 2017 remained comparable to the same period of 2016.
Property operating expenses. Property operating expenses related to our managed attractions properties for the quarter ended March 31, 2017 and 2016, were approximately $10.5 million and $9.9 million, respectively.

Asset management fees to advisor. Monthly asset management fees equal to 0.075% of invested assets are paid to the Advisor for the management of our real estate assets, loans and other permitted investments. For the quarter ended March 31, 2017, asset management fees to our Advisor were approximately $2.8 million, as compared to approximately $3.0 million for the quarter ended March 31, 2016. The decrease in such fees is primarily attributable to a decrease in invested assets under management due to the sale of 13 properties in 2016.
General and administrative. General and administrative expenses totaled approximately $4.5 million for the quarter ended March 31, 2017, as compared to $3.5 million for the quarter ended March 31, 2016. The increase in general and administrative expenses is primarily the result of increased costs of communications to shareholders relating to the Plan of Dissolution, partially offset by a reduction in legal, accounting and other professional services necessary to account and report on a declining portfolio of assets due to asset sales as a result of our exit strategy, as described above in “General — Our Exit Strategy.”
Ground leases and permit fees. Ground lease payments and land permit fees were generally based on a percentage of gross revenue of the underlying property over certain thresholds. For properties that were subject to leasing arrangements, ground leases and permit fees were paid by the tenants in accordance with the terms of our leases with those tenants and we recorded the corresponding equivalent revenues in rental income from operating leases. For the quarter ended March 31, 2017, ground lease and land permit fees were approximately $4.0 million, as compared to $3.8 million for the quarter ended March 31, 2016.
Other operating expenses. Other operating expenses were approximately $4.6 million for the quarter ended March 31, 2017, as compared to $2.3 million for the quarter ended March 31, 2016. The increase in other operating expenses was primarily attributable to an increase in repair and maintenance expenses related to our properties subject to operating leases in preparation for the Sale.
Depreciation and amortization. Depreciation and amortization expenses were approximately $16.8 million for each of the quarters ended March 31, 2017 and 2016.
Interest and other income. Interest and other income was approximately $0.4 million for each of the quarters ended March 31, 2017 and 2016.
Interest expense and loan cost amortization. Interest expense and loan cost amortization was approximately $2.2 million for the quarter ended March 31, 2017, as compared to $3.0 million for the quarter ended March 31, 2016. The decrease is primarily attributable to repayment of approximately $39.2 million of indebtedness in 2016.
Equity in earnings of unconsolidated entity. Equity in earnings of unconsolidated entity of approximately $1.3 million for the quarter ended March 31, 2016 was derived from our Intrawest Venture. As described above in "Liquidity and Capital Resources – Distributions from Unconsolidated Entities," on April 1, 2016, we acquired our co-venture partner’s 20% non-controlling interest in the Intrawest Venture, which resulted in a combined 100% controlling interest in the Intrawest Venture. As a result, effective April 1, 2016, we began consolidating all of the results of operations of the Intrawest Venture, did not own any investments in unconsolidated entities and did not record equity in earnings going forward.
Discontinued operations. Loss from discontinued operations relating to five marinas properties classified as held for sale was approximately $0.5 million for the quarter ended March 31, 2016. The results of operations of five marinas properties were reflected in discontinued operations. The five marina properties were subsequently sold in the second quarter of 2016. There was no income from discontinued operations for the quarter ended March 31, 2017.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those described above, risk factors, if any, identified in Part II, Item 1A of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016.
Other
Due to the adoption of the Plan of Dissolution, we are no longer reporting funds from operations as we no longer consider this to be a key performance measure.
Off-Balance Sheet and Other Arrangements
There were no off balance sheet and other arrangements as of March 31, 2017.

Commitments, Contingencies and Contractual Obligations

Contractual Obligations
As of March 31, 2017, our contractual obligations were not materially different from the amounts reported for the year ended December 31, 2016. See “Indebtedness” above for additional information. See our Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of our contractual obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
See Note 3, "Significant Accounting Policies" within Item 1. "Financial Statements" and our Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of our Significant Accounting Policies.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2017, our total amount of debt was approximately $143.3 million. In April 2017, we used a portion of net sales proceeds from the Sale of our remaining 36 properties to repay all of our outstanding indebtedness.

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
Changes in Internal Controls over Financial Reporting
During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, other than as described below.
Other Matters
In connection with the adoption of liquidation basis accounting, during the most recent quarter (i) certain of our internal controls over financial reporting became no longer relevant primarily relating to asset impairments and (ii) we adopted additional internal controls over financial reporting primarily with respect to the calculations of our asset values for liquidation accounting purposes.

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

Item 1A. Risk Factors
There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not Applicable

Item 5. Other Information – None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 18th day of May, 2017.

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

101
The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Statement of Net Assets, (ii) Condensed Consolidated Balance Sheet, (iii) Condensed Consolidated Statements of Operations, (iv) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (v) Condensed Consolidated Statements of Stockholders’ Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.