Form 10-Q
period 2017-06-30
CNL LIFESTYLE PROPERTIES INC
filed 2017-08-11
CIK 1261159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of common stock outstanding as of August 4, 2017 was 325,182,969.

 PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(LIQUIDATION BASIS)
(UNAUDITED)
(in thousands)

June 30, 2017
ASSETS
Cash	$70,118
Other assets	1,531
Total Assets	$71,649
LIABILITIES
Liability for estimated costs during liquidation	7,059
Accounts payable and accrued expenses	2,800
Income tax liabilities	8,424
Due to affiliates	429
Total Liabilities	$18,712
Net Assets in Liquidation	$52,937
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

CNL LIFESTYLE PROPERTIES, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(LIQUIDATION BASIS)
(UNAUDITED)
(in thousands)

Quarter Ended June 30, 2017
Net assets in liquidation, March 31, 2017	$753,635
Changes in net assets in liquidation:
Remeasurement of liabilities	4,516
Liquidating distributions to stockholders	(705,214)
Net assets in liquidation, June 30, 2017	$52,937

See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(GOING CONCERN BASIS)
(UNAUDITED)
(in thousands except per share data)

	Quarter Ended March 31,	Quarter Ended June 30,	Six Months Ended June 30,
	2017	2016	2016
Revenues:
Rental income from operating leases	$40,985	$32,576	$71,976
Property operating revenues	2,337	30,980	33,361
Total revenues	43,322	63,556	105,337
Expenses:
Property operating expenses	10,500	28,727	38,643
Asset management fees to advisor	2,763	3,035	6,066
General and administrative	4,517	4,422	7,881
Ground lease and permit fees	4,018	2,574	6,353
Other operating expenses	4,608	3,696	6,004
Bad debt expense	—	144	209
Depreciation and amortization	16,750	16,635	33,457
Total expenses	43,156	59,233	98,613
Operating income	166	4,323	6,724
Other income (expense):
Interest and other income	437	617	1,061
Interest expense and loan cost amortization	(2,219)	(2,777)	(5,735)
Equity in earnings of unconsolidated entity	—	—	1,290
Gain on purchase of controlling interest of investment in unconsolidated entity	—	30,025	30,025
Total other income (expense)	(1,782)	27,865	26,641
(Loss) income from continuing operations	(1,616)	32,188	33,365
Income from discontinued operations	—	9,964	9,441
Net (loss) income before gain on sale of real estate	(1,616)	42,152	42,806
Gain (loss) on sale of real estate	—	911	911
Net (loss) income	$(1,616)	$43,063	$43,717
Net (loss) income per share of common stock (basic and diluted)
Continuing operations	$—	$0.10	$0.10
Discontinued operations	—	0.03	0.03
Net (loss) income per share	$—	$0.13	$0.13
Weighted average number of shares of common stock outstanding (basic and diluted)	325,183	325,183	325,183
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(GOING CONCERN BASIS)
(UNAUDITED)
(in thousands)

	Quarter Ended March 31,	Quarter Ended June 30,	Six Months Ended June 30,
	2017	2016	2016
Net (loss) income	$(1,616)	$43,063	$43,717
Other comprehensive income (loss):
Foreign currency translation adjustments	298	65	1,855
Changes in fair value of cash flow hedges:
Unrealized gain (loss) arising during the period	37	9	(28)
Total other comprehensive income	335	74	1,827
Net comprehensive (loss) income	$(1,281)	$43,137	$45,544
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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(GOING CONCERN BASIS)
(UNAUDITED)
(in thousands)

	Quarter Ended March 31,	Six Months Ended June 30,
	2017	2016
Operating activities:
Net cash provided by operating activities	$37,086	$50,289
Investing activities:
Capital expenditures	(9,238)	(9,241)
Proceeds from sale of real estate	—	50,416
Contribution to unconsolidated entity	—	(5,839)
Cash assumed through purchase of controlling interest of investment in unconsolidated entity	—	11,861
Proceeds from insurance	250	1,480
Changes in restricted cash	18,863	1,901
Net cash provided by investing activities	9,875	50,578
Financing activities:
Distributions to stockholders	—	(32,519)
Payment of loan costs	(309)	—
Principal payments on mortgage loans	(3,295)	(17,482)
Principal payments on capital leases	(1,846)	(1,680)
Net cash used in financing activities	(5,450)	(51,681)
Effect of exchange rate fluctuations on cash	(15)	109
Net increase in cash	41,496	49,295
Cash at beginning of period	56,816	83,544
Cash at end of period	$98,312	$132,839
See accompanying notes to condensed consolidated financial statements.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2017
(UNAUDITED)

1.	Organization and Nature of Business:
CNL Lifestyle Properties, Inc. (the “Company”), was organized in Maryland on August 11, 2003. The Company elected to be taxed as a real estate investment trust (a “REIT”) for federal income tax and believes it has operated as a REIT except as described in Note 3, "Significant Accounting Policies – Income Taxes." The Company generally invested in lifestyle properties in the United States that were primarily leased on a long-term (generally five to 20 years, plus multiple renewal options), triple-net or gross basis to tenants or operators that the Company considered to be industry leading. In the event of certain tenant defaults, the Company engaged third-party managers to operate properties on its behalf until they were re-leased. The Company engaged CNL Lifestyle Advisor Corporation (the “Advisor”) as its advisor, who currently provides management, disposition, advisory and administrative services.
In November 2016, the Company entered into a purchase and sale agreement (the "Sale Agreement") with EPR Properties ("EPR") and Ski Resort Holdings, LLC for the sale of its remaining 36 properties for approximately $830.0 million (the "Sale"), which was estimated to be paid in $182.6 million of cash and $647.4 million of common stock of beneficial interest of EPR. At a March 24, 2017 stockholders’ special meeting, the Company's stockholders approved the Sale pursuant to the Sale Agreement and a plan of liquidation and dissolution (the "Plan of Dissolution") providing for the complete liquidation and dissolution of the Company following the closing of the Sale.  In connection with obtaining stockholder approval of the Sale and the Plan of Dissolution, the Company adopted the liquidation basis of accounting, as further described in Note 3, "Significant Accounting Policies."
The Company completed the Sale in April 2017 and paid an interim liquidating distribution ("Interim Liquidating Distribution") to its stockholders.

2.	Plan of Dissolution:
The Plan of Dissolution provides for an orderly sale of the Company's assets, payment of the Company's liabilities and other obligations, the winding up of operations, the payment of liquidating distributions to stockholders and dissolution of the Company. The Company is permitted to provide for the payment of any unascertained or contingent liabilities and may do so by purchasing insurance, establishing a reserve fund, transacting with a third party or in other ways.
In April 2017, the Company completed the Sale of its 36 remaining properties and made an Interim Liquidating Distribution to stockholders. The Company is in the process of settling obligations by establishing a reserve fund, transacting with a third party or in other ways, and anticipates paying a final liquidating distribution to its stockholders by the end of 2017. The dissolution process and the amount and timing of liquidating distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Condensed Consolidated Statement of Net Assets as of June 30, 2017.
The Company expects to continue to qualify as a REIT through dissolution. The Board shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status, provided however, the Board may elect to terminate the Company's status as a REIT if it determines that such termination would be in the best interest of the stockholders.

3.	Significant Accounting Policies:
Basis of Presentation — As a result of the approval of the Plan of Dissolution by the stockholders in March 2017, the Company's financial position is presented using two different methods. The Company adopted the liquidation basis of accounting ("Liquidation Basis of Accounting") as of March 31, 2017 and for the periods subsequent to March 31, 2017. As a result, a new statement of financial position (Statement of Net Assets) is presented, which represents the estimated amount of proceeds that the Company collected on disposal of assets and obligations it intends to satisfy as it carries out its Plan of Dissolution.
All financial results and disclosures through March 31, 2017 prior to the Company's adoption of Liquidation Basis of Accounting, are presented based on a going concern basis ("Going Concern Basis"), which contemplates the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2016, and the statements of operations and statements of cash flows for the quarter ended March 31, 2017 and the comparative six months ended June 30, 2016, are presented on a Going Concern Basis consistent with the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as further described below.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2017
(UNAUDITED)

3.	Significant Accounting Policies (Continued):
Basis of Presentation Liquidation Basis of Accounting (Post-Plan of Dissolution) — Effective with the adoption of the Liquidation Basis of Accounting on March 31, 2017, assets were adjusted to their estimated liquidation value, on an undiscounted basis, which represented the estimated gross amount of proceeds that the Company would collect on disposal of assets in accordance with the terms of the Sale Agreement for its remaining properties. Estimated costs to dispose of assets were presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs that it expects to incur through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 5, "Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation" for further discussion. Actual costs incurred but unpaid as of June 30, 2017 are included in accounts payable and other accrued expenses, income tax liabilities, and due to affiliates on the Condensed Consolidated Statement of Net Assets.
Net assets in liquidation represents the estimated liquidation value available to stockholders upon liquidation.
Consolidation and Variable Interest Entities (Pre-Plan of Dissolution) — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements prepared under the Going Concern Basis reflected all normal recurring adjustments, which, in the opinion of management were necessary for the fair statement of the Company’s results for the interim period presented. Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements were derived from audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The accompanying unaudited condensed consolidated financial statements for periods prior to the adoption of the Liquidation Basis of Accounting included the Company’s accounts, the accounts of wholly owned subsidiaries or subsidiaries for which the Company had a controlling interest, the accounts of variable interest entities (“VIEs”) in which the Company was the primary beneficiary, and the accounts of other subsidiaries over which the Company had a controlling financial interest. All material intercompany accounts and transactions were eliminated in consolidation.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the disclosure of contingent liabilities. Under the Liquidation Basis of Accounting, the Company is required to estimate all costs and income that it expects to incur and earn through the end of the liquidation. Actual results could differ from those estimates.
Income Taxes — The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations beginning with the year ended December 31, 2004. As a REIT, the Company generally is not subject to federal corporate income taxes provided it distributes at least 100% of its REIT taxable income and capital gains and meets certain other requirements for qualifying as a REIT. Subject to compliance with applicable tax law, certain properties were operated using an eligible third-party manager. In those cases, taxable income from those operations may have been subject to federal income tax.
During 2016, the Company determined that during 2014, 2015 and 2016 it did not comply with the gross income tests of the federal income tax rules applicable to REITs. The applicable federal income tax rules provide a "savings clause" for REITs that fail to satisfy the REIT gross income tests if such failure is due to reasonable cause and not due to willful neglect and the REIT complies with certain disclosure and filing requirements. A REIT that qualifies for the savings clause will retain its REIT status but may be required to pay a tax under section 857(b)(5) of the Code and related interest. As such, the Company accrued an estimated income tax liability of approximately $8.4 million related to 2015 and none related to 2014 or 2016. See Note 2, "Significant Accounting Policies" in Item 8, "Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2017
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
The Company adopted the Liquidation Basis of Accounting effective March 31, 2017 upon approval by the Company's stockholders of the Company's Plan of Dissolution. The following is a reconciliation of Stockholders' Equity under the Going Concern Basis of accounting to net assets in liquidation under the Liquidation Basis of Accounting as of March 31, 2017:

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
As of June 30, 2017, net assets in liquidation were approximately $52.9 million. Net assets in liquidation decreased by approximately $700.7 million during the quarter ended June 30, 2017, primarily due to an Interim Liquidating Distribution to stockholders declared and paid in April 2017 totaling approximately $705.2 million (consisting of approximately $32.5 million, or $0.10 per share, in cash and 8,851,264 common shares of beneficial interest of EPR valued at approximately $672.7 million or $2.07 per share of Company common stock. This decline was partially offset by an increase in net assets in liquidation due to the remeasurement of the Company's remaining liabilities primarily as a result of revised estimates related to net outflows from investments in real estate and net outflows for corporate expenditures.

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

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2017
(UNAUDITED)

5.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation (continued):

The following table reflects the changes in the liability for estimated costs in excess of estimated receipts during liquidation from March 31, 2017 to June 30, 2017:

	March 31, 2017	Payments (Receipts)	Realized Gain on Appreciation of EPR Stock	Remeasurement of Liabilities	June 30, 2017
Assets:
Estimated net outflows from investments in real estate	$(9,428)	$7,208	$—	$2,220	$—
Estimated appreciation of common stock of beneficial interest of EPR during holding period	25,296	—	(25,296)	—	—
	15,868	7,208	(25,296)	2,220	—
Liabilities:
Liquidation transaction costs	(5,294)	4,997	—	297	—
Corporate expenditures	(15,509)	6,451	—	1,999	(7,059)
	(20,803)	11,448	—	2,296	(7,059)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(4,935)	$18,656	$(25,296)	$4,516	$(7,059)

6.	Real Estate Investment Properties:
For the quarter ended March 31, 2017 and the quarter and six months ended June 30, 2016, the Company had depreciation and amortization expense of approximately $16.6 million, $16.4 million and $33.2 million, respectively.
In April 2017, the Company completed the Sale of its 36 properties and received gross aggregate consideration of approximately $182.6 million in cash and 8,851,264 common shares of beneficial interest of EPR valued at approximately $647.4 million on the date of the Sale, which approximated the liquidation value of the properties as of March 31, 2017. The Company did not own any properties as of June 30, 2017.

7.	Intangibles, net:
For the quarter ended March 31, 2017, the Company had amortization expense of approximately $0.2 million, as compared to $0.2 million and $0.3 million for the quarter and six months ended June 30, 2016, respectively.

8.	Indebtedness:
During the six months ended June 30, 2017, the Company repaid outstanding indebtedness of approximately $3.4 million in scheduled principal payments under its mortgage loans. In January 2017, the Company extended the maturity date on two loans from April 2017 to October 2017. All of the Company's indebtedness of approximately $143.2 million was repaid in April 2017 using net sales proceeds from the Sale. As of June 30, 2017, the Company did not have any mortgages and other notes payable.

CNL LIFESTYLE PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2017
(UNAUDITED)

9.	Related Party Arrangements:
During each of the quarters and six months ended June 30, 2017 and 2016, the Advisor earned fees and incurred reimbursable expenses as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Asset management fees (1)	$922	$3,099	$3,685	$6,289
Reimbursable expenses: (2)
Operating expenses	1,233	1,489	2,362	2,846
Total fees earned and reimbursable expenses	$2,155	$4,588	$6,047	$9,135
FOOTNOTES:

(1)
Includes approximately $0.1 million and $0.2 million of asset management fees for the quarter and six months ended June 30, 2016, respectively, included as discontinued operations in the accompanying unaudited condensed consolidated statements of operations related to properties that were classified as assets held for sale and qualified as discontinued operations.

(2)
Amounts representing operating expenses for the quarter ended March 31, 2017 and the quarter and six months ended June 30, 2016 of approximately $1.1 million, $1.5 million and $2.8 million, respectively, are recorded as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Amounts due to affiliates for operating expenses described above were approximately $0.4 million and $0.5 million as of June 30, 2017 and December 31, 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
The following discussion is based on our unaudited condensed consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the quarters and six months ended June 30, 2017 and 2016 of CNL Lifestyle Properties, Inc. and its subsidiaries (hereinafter referred to as the “Company,” “we,” “us,” or “our”). Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed financial statements.
Cautionary Note Regarding Forward-Looking Statements
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2017 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s performance and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of costs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
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

GENERAL
CNL Lifestyle Properties, Inc. is a Maryland corporation incorporated on August 11, 2003. We were formed primarily to acquire lifestyle properties in the United States that we generally leased on a long-term, triple-net basis (generally five to 20 years, plus multiple renewal options) to tenants or operators that we considered to be industry leading. When beneficial to our investment structure and as a result of tenant defaults, we engaged third-party managers to operate certain properties on our behalf as permitted under applicable tax regulations. We engaged CNL Lifestyle Advisor Corporation (the “Advisor”) as our Advisor, who continues to provide management, disposition, advisory and administrative services.
As part of our exit strategy described below, in November 2016 we entered into a purchase and sale agreement (the "Sale Agreement") for the sale of our remaining 36 properties for approximately $830.0 million consisting of cash and common shares of beneficial interest of EPR. In addition, our board of directors approved a plan of liquidation and dissolution (the "Plan of

Dissolution") as well as the suspension of our quarterly cash distribution on our common stock effective as of the fourth quarter 2016 distribution.
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
On April 6, 2017, we completed the Sale and received gross aggregate consideration of approximately $182.6 million in cash and 8,851,264 common shares of beneficial interest of EPR valued at approximately $647.4 million on the date of the Sale (the "Share Consideration"). We used a portion of the cash consideration received to repay all of our remaining indebtedness of approximately $143.2 million and pursuant to the Plan of Dissolution, in April 2017 used a portion of the consideration received and made an interim liquidating distribution ("Interim Liquidating Distribution") to our stockholders. The Interim Liquidating Distribution consisted of approximately $32.5 million, or $0.10 per share, in cash and 8,851,264 common shares of beneficial interest of EPR. The value of the 8,851,264 common shares of EPR distributed to our stockholders of record as of March 31, 2017 was approximately $672.7 million, or $2.07 per share of our common stock, when calculated based on the average trading price of EPR common shares using the high and low trading price on April 20, 2017, the date of the foregoing distribution. The Share Consideration was distributed based on a ratio of approximately 2.7219 shares of EPR common stock for each 100 shares of our common stock. In accordance with our Plan of Dissolution, we intend to satisfy our remaining obligations by establishing a reserve fund, transacting with a third party or in other ways, and intend to make a final liquidating distribution to our stockholders by the end of 2017.
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
Our Exit Strategy
As required under our articles of incorporation, we began a process of evaluating strategic alternatives in an effort to provide stockholders with liquidity of their investment. In connection with these objectives, in March 2014, we engaged Jefferies LLC ("Jefferies") and formed a special committee comprised solely of our independent directors to assist management and the board of directors in actively evaluating various strategic opportunities including the sale of either us or our assets, potential merger opportunities, or the listing of our common stock on a national stock exchange. In connection with this process, between 2014 and 2016, we sold 118 properties (including interests in our unconsolidated joint venture) for aggregate net sales proceeds of approximately $1.665 billion. From 2014 through 2016, we used the net sales proceeds from the sale of these properties to repay indebtedness. In accordance with our undertaking to provide stockholders with partial liquidity, we also used a portion of net sales proceeds received from the sales of properties to make special cash distributions to stockholders of approximately $162.6 million and $422.7 million during the years ended December 31, 2016 and 2015, respectively. In March 2017, our stockholders approved the Sale and the Plan of Dissolution. In April 2017, we completed the Sale of our remaining properties, repaid our mortgage notes and made an Interim Liquidating Distribution in the form of EPR stock and cash to our stockholders, as described above. Once we have complied with applicable statutory requirements and either repaid our creditors or reserved amounts for payment to our creditors, including amounts required to cover as-yet unknown or contingent liabilities, we will make a subsequent liquidating distribution or distributions as part of our final dissolution under the Plan of Dissolution, which we anticipate will occur by the end of 2017.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal demands for funds were for operating expenses, debt service and, prior to the suspension of our cash distribution policy in November 2016, for cash distributions to stockholders. Our cash needs through April 6, 2017 were covered by cash generated from our investments including rental income and property operating income from managed properties. To the extent we disposed of assets, we used the net sales proceeds to retire indebtedness, make special distributions to our stockholders, enhance existing assets or for other corporate purposes. Effective with the consummation of the Sale of our remaining 36 properties on April 6, 2017, our sole source of cash is interest earned on our cash balances with our financial institutions.
Our total assets and net assets in liquidation were approximately $71.6 million and $52.9 million, respectively, as of June 30, 2017 and consisted primarily of remaining net proceeds from the Sale. We believe that our current liquidity needs for operating expenses to complete our liquidation and Plan of Dissolution through the end of 2017 will be adequately covered by our cash on hand.
Sources of Liquidity and Capital Resources
Operating Activities. Prior to the adoption of the Liquidation Basis of Accounting, net cash provided from operating activities was approximately $37.1 million for the quarter ended March 31, 2017 and $50.3 million for the six months ended June 30, 2016.
Release of Restricted Cash. During the quarter ended March 31, 2017, in preparation for the Sale certain restricted cash balances were released and became available for general corporate purposes.
Uses of Liquidity and Capital Resources
Indebtedness. During the quarter ended March 31, 2017 and six months ended June 30, 2016, we repaid $3.3 million and $17.5 million, respectively, in scheduled principal payments under our mortgage loans. In January 2017, we extended the maturity date of two of our mortgage loans from April 2017 to October 2017 and paid loan costs of approximately $0.3 million. All other terms remained the same. In April 2017, we repaid approximately $0.1 million in scheduled principal payments under our mortgage loans and we used a portion of net sales proceeds from the Sale to repay all of our remaining outstanding indebtedness of approximately $143.2 million. As of June 30, 2017, we did not have any outstanding mortgages and other notes payable.
Capital Expenditures. During each of the quarter ended March 31, 2017 and six months ended June 30, 2016, we funded approximately $9.2 million in capital improvements at our properties. As a result of the consummation of the Sale of our remaining properties in April 2017, we will no longer incur capital expenditures.
Related Party Arrangements. Through the Sale of our remaining properties in April 2017, our Advisor received asset management fees of 0.075% monthly of average invested assets. Amounts incurred relating to these transactions were approximately $3.7 million and $6.3 million, including amounts recorded in discontinued operations (in 2016) in the accompanying condensed consolidated financial statements, for the six months ended June 30, 2017 and 2016, respectively. Our Advisor and its affiliates were also entitled to reimbursement of certain expenses and amounts incurred on our behalf in connection with our operating activities. Reimbursable expenses for the six months ended June 30, 2017 and 2016 were approximately $2.4 million and $2.8 million, respectively. Of these amounts, approximately $0.4 million and $0.5 million are included in due to affiliates in the unaudited condensed consolidated statement of net assets as of June 30, 2017 and the unaudited condensed consolidated balance sheet as of December 31, 2016, respectively.
Pursuant to the advisory agreement, we will not reimburse our Advisor for any amount by which total operating expenses paid or incurred by us exceed the greater of 2% of average invested assets or 25% of net income (the “Expense Cap”) in any expense year. For the expense years ended June 30, 2017 and 2016, operating expenses did not exceed the Expense Cap.
Distributions. We declared and paid distributions on a quarterly basis through November 2016. On November 1, 2016, in light of the contemplated Plan of Dissolution, our board of directors approved the suspension of our quarterly cash distribution on our common stock effective as of the fourth quarter 2016 distributions. We have not paid quarterly distributions from operations since the suspension of our distribution policy.
During the six months ended June 30, 2016, we paid $32.5 million, or $0.10 per share, in distributions. Our cash flows from operating activities covered 100% of distributions paid for the six months ended June 30, 2016.
As a result of the Sale and the approval of our Plan of Dissolution, we made an Interim Liquidating Distribution in April 2017 consisting of approximately $32.5 million, or $0.10 per share, in cash and 8,851,264 common shares of beneficial interest of EPR. The value of the 8,851,264 common shares of EPR distributed to our stockholders of record as of March 31, 2017 was approximately $672.7 million, or $2.07 per share of our common stock, when calculated based on the average trading price of EPR common shares using the high and low trading price on April 20, 2017, the date of the foregoing distribution.

We intend to satisfy our remaining obligations by establishing a reserve fund, transacting with a third party or in other ways, and pay a final liquidating distribution or distributions to our stockholders by the end of 2017, as further described above under "Our Exit Strategy".

RESULTS OF OPERATIONS
In light of the adoption of Liquidation Basis of Accounting as of March 31, 2017, the results of operations for the current year periods are not comparable to the prior year periods.
Changes in Net Assets in Liquidation
Period from March 31, 2017 through June 30, 2017
Net assets in liquidation decreased by approximately $700.7 million during the period of March 31, 2017 through June 30, 2017. The primary reason for the decline in net assets was due an Interim Liquidating Distribution to stockholders declared and paid in April 2017 totaling approximately $705.2 million (consisting of approximately $32.5 million, or $0.10 per share, in cash and 8,851,264 common shares of beneficial interest of EPR valued at approximately $672.7 million or $2.07 per share of Company common stock. This decline was partially offset by an increase in net assets in liquidation due to the remeasurement of our remaining liabilities primarily as a result of revised estimates related to net outflows from investments in real estate and net outflows for corporate expenditures.
RELATED PARTY ARRANGEMENTS
We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, asset and property management fees and reimbursement of operating costs. See Note 9. “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2016 for a discussion of the various related party transactions, agreements and fees.
Other
Due to the adoption of the Plan of Dissolution, we are no longer reporting funds from operations as we no longer consider this to be a key performance measure.
Off-Balance Sheet and Other Arrangements
There were no off balance sheet and other arrangements as of June 30, 2017.

Commitments, Contingencies and Contractual Obligations
Contractual Obligations
As of June 30, 2017, we did not have any contractual obligations.

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
As of June 30, 2017, we did not have any outstanding indebtedness.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of August, 2017.

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

101
The following materials from CNL Lifestyle Properties, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Statement of Net Assets, (ii) Condensed Consolidated Balance Sheet, (iii) Condensed Consolidated Statement of Changes in Net Assets, (iv) Condensed Consolidated Statements of Operations, (v) Condensed Consolidated Statements of Other Comprehensive Income (Losses), (vi) Condensed Consolidated Statements of Stockholders’ Equity, (vii) Condensed Consolidated Statements of Cash Flows, and (viii) Notes to the Condensed Consolidated Financial Statements.